Form 10-Q
period 1996-04-30
STEWART ENTERPRISES INC
filed 1996-06-14
CIK 878522

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For  the  quarterly  period ended April 30, 1996

          (  )    Transition Report Pursuant to Section 13  or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from          to



                       Commission File Number:  0-19508





                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as  specified in its charter)


                      LOUISIANA                   72-0693290
          (State  or  other  jurisdiction of   (I.R.S. Employer
          incorporation or organization)       Identification No.)

                         110 Veterans Memorial Boulevard
                            Metairie, Louisiana 70005
                      (Address of principal executive offices)
                                  (Zip Code)

       Registrant's telephone number, including area code:  (504) 837-5880


              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes X   No ___

             The number of shares of the Registrant's Class A Common Stock no par value per share, and Class B Common Stock, no par value per share, outstanding as of June 12, 1996 was 26,510,258 and 1,185,007, respectively.

                             STEWART ENTERPRISES, INC.
                                 AND SUBSIDIARIES

                                     INDEX


          Part I.   Financial Information                          Page

                    Item 1.  Financial Statements:

                    Consolidated Statements of Earnings -
                    Three Months Ended April 30, 1996 and 1995      3

                    Consolidated Statements of Earnings -
                    Six Months Ended April 30, 1996 and 1995        4

                    Consolidated Balance Sheets -
                    April 30, 1996 and October 31, 1995             5

                    Consolidated Statements of Cash Flows -
                    Six Months Ended April 30, 1996 and 1995        7

                    Notes to Consolidated Financial Statements      9


                    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                            12



          Part II. Other Information

                   Item 1.  Legal Proceedings                      18

                   Item 4.  Submission of Matters to a Vote
                            of Security Holders                    18

                   Item 5.  Other Information                      19

                   Item 6.  Exhibits and Reports on Form 8-K       20


                   Signatures                                      21

                                     STEWART ENTERPRISES, INC.
                                        AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                             (Dollars in thousands, except per share amounts)

                                                                                 Three Months Ended April 30,
                                                                                 _____________________________
                                                                                   1996               1995
                                                                                _________          _________
Revenues:
  Funeral   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 54,916           $ 46,700
  Cemetery  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,335             45,343
  Construction and sales contracts  . . . . . . . . . . . . . . . . . .            2,172              1,052
                                                                                _________          _________
                                                                                 108,423             93,095
                                                                                _________          _________
Costs and expenses:
  Funeral   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,333             32,993
  Cemetery  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,526             36,232
  Construction and sales contracts  . . . . . . . . . . . . . . . . . .            1,841                926
                                                                                _________          _________
                                                                                  78,700             70,151
                                                                                _________          _________
                                                                                  29,723             22,944
Corporate general and administrative expenses . . . . . . . . . . . . .            3,315              2,576
                                                                                _________          _________
  Operating earnings  . . . . . . . . . . . . . . . . . . . . . . . . .           26,408             20,368
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,818)            (6,376)
Investment and other income . . . . . . . . . . . . . . . . . . . . . .              856                378
                                                                                _________          _________

  Earnings before income taxes  . . . . . . . . . . . . . . . . . . . .           21,446             14,370
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,043              5,317
                                                                                _________          _________
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 13,403           $  9,053
                                                                                =========          =========
Earnings per common share   . . . . . . . . . . . . . . . . . . . . . .        $    .49           $    .41
                                                                                =========          =========
Weighted average common shares outstanding (in thousands) . . . . . . .          27,576             22,058
                                                                                =========          =========
Dividends per common share  . . . . . . . . . . . . . . . . . . . . . .        $    .02           $    .01
                                                                                =========          =========
       See accompanying notes to consolidated financial statements.

                        STEWART ENTERPRISES, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
           (Dollars in thousands, except per share amounts)

                                                                                Six Months Ended April 30,
                                                                                ____________________________
                                                                                  1996               1995
                                                                                _________          _________
Revenues:
  Funeral   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $108,003           $ 91,373
  Cemetery  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,989             87,901
  Construction and sales contracts  . . . . . . . . . . . . . . . . . .            3,188              2,593
                                                                                _________          _________
                                                                                 211,180            181,867
Costs and expenses:                                                             _________          _________
  Funeral   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           73,702             65,197
  Cemetery  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,302             70,378
  Construction and sales contracts  . . . . . . . . . . . . . . . . . .            2,854              2,167
                                                                                _________          _________
                                                                                 152,858            137,742
                                                                                _________          _________
                                                                                  58,322             44,125
Corporate general and administrative expenses . . . . . . . . . . . . .            6,265              4,957
                                                                                _________          _________
  Operating earnings  . . . . . . . . . . . . . . . . . . . . . . . . .           52,057             39,168
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,022)           (11,641)
Investment and other income . . . . . . . . . . . . . . . . . . . . . .            1,407                703
                                                                                __________         __________
  Earnings before income taxes  . . . . . . . . . . . . . . . . . . . .           41,442             28,230
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,541             10,445
                                                                                __________         __________
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 25,901           $ 17,785
                                                                                ==========         ==========
  Earnings per common share   . . . . . . . . . . . . . . . . . . . . .         $    .94           $    .81
                                                                                ==========         ==========
Weighted average common shares outstanding (in thousands) . . . . . . .           27,464             22,014
                                                                               ==========         ==========
Dividends per common share  . . . . . . . . . . . . . . . . . . . . .           $    .04           $    .02
                                                                               ==========         ==========
   See accompanying notes to consolidated financial statements.

                            STEWART ENTERPRISES, INC.
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                               April 30,        October 31,
          ASSETS                                                                  1996              1995
         ________                                                              _________        ____________

Current assets:
  Cash and cash equivalent investments  . . . . . . . . . . . . . . . .      $   19,919          $   18,226
  Marketable securities   . . . . . . . . . . . . . . . . . . . . . . .           1,422               1,346
  Receivables, net of allowances  . . . . . . . . . . . . . . . . . . .         100,535             101,331
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,204              31,912
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,493               2,980
                                                                              __________         ___________
       Total current assets . . . . . . . . . . . . . . . . . . . . . .         157,573             155,795
Receivables due beyond one year, net of allowances  . . . . . . . . . .         145,967             129,385
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         247,458             220,108
Deferred charges  . . . . . . . . . . . . . . . . . . . . . . . . . . .          67,101              65,332
Cemetery property, at cost  . . . . . . . . . . . . . . . . . . . . . .         273,413             248,930
Property and equipment, at cost:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,153              36,654
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163,281             142,767
  Equipment and other   . . . . . . . . . . . . . . . . . . . . . . . .          74,022              68,115
                                                                             ___________         ___________
                                                                                283,456             247,536
  Less accumulated depreciation  . . . . . . . . . . . . . . . . . . .           60,343              54,543
                                                                             ___________         ___________
  Net property and equipment  . . . . . . . . . . . . . .. . . . . . .          223,113             192,993
Long-term investments . . . . . . . . . . . . . . . . . . . . . . . .            43,235              40,191
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,941               3,379
                                                                             __________          ___________
                                                                             $1,160,801          $1,056,113
                                                                             ==========          ===========
                                                                                                (continued)

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)

                                                      April 30,     October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     1996          1995
_____________________________________                ____________  _____________
Current liabilities:
  Current maturities of long-term debt . .             $  5,519       $   5,016
  Accounts payable . . . . . . . . . . . .               13,919          16,659
  Accrued payroll. . . . . . . . . . . . .                8,101          10,618
  Accrued insurance. . . . . . . . . . . .                6,498           5,980
  Accrued interest . . . . . . . . . . . .                4,452           4,215
  Accrued other. . . . . . . . . . . . . .               13,220          13,444
  Estimated costs to complete mausoleums and
  lawn crypts, and to deliver merchandise .               4,529           6,494
  Construction and sales contract liabilities.              874           1,552
  Income taxes payable . . . . . . . . . .                7,339           4,015
  Deferred income taxes. . . . . . . . . .                4,801           4,458
                                                     ____________    _____________
    Total current liabilities. . . . . . .               69,252          72,451
Long-term debt, less current maturities. .              381,031         317,451
Estimated costs to deliver merchandise,
   less current portion . . . . . . . . .                 4,917           8,188
Deferred income taxes. . . . . . . . . . .               57,867          51,524
Deferred revenue . . . . . . . . . . . . .              126,783         122,521
                                                     ____________    _____________
    Total liabilities. . . . . . . . . . .              639,850         572,135
                                                     ____________    _____________
Commitments and contingencies (Notes 3 and 6)
Preferred stock, $1.00 par value, 5,000,000 shares
 authorized; no shares issued. . . . . . .                  ---             ---
Shareholders' equity:
  Common stock, $1.00 stated value:
    Class A authorized 150,000,000 shares;
    issued and outstanding 26,484,424 and
    26,157,092 shares at April 30, 1996
    and October 31, 1995, respectively . .                26,484         26,157
    Class B authorized 5,000,000 shares;
    issued and outstanding 1,185,007 shares
    at April 30, 1996 and October 31, 1995;
    10 votes per share; convertible into
    Class A . . . . . . . . . . . . . . . .                1,185          1,185
  Additional paid-in capital . . . . . . .               316,497        305,618
  Retained earnings. . . . . . . . . . . .               191,586        166,785
  Cumulative foreign translation adjustment.             (17,150)       (19,123)
  Unrealized appreciation of investments .                 2,349          3,356
                                                     ____________    _____________

    Total shareholders  equity . . . . . .               520,951        483,978
                                                     ____________    _____________
                                                      $1,160,801     $1,056,113
                                                     ============    =============
       See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)

                                                       Six Months Ended April 30,
                                                       __________________________
                                                        1996              1995
                                                       __________      __________
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . .           $   25,901        $  17,785
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization. . . . .                9,877            7,177
    Provision for doubtful accounts. . . .               12,415            6,330
    Provision (benefit) for deferred income taxes. .        496             (888)
    Net gains on sale of marketable securities and
     long-term investments. . . . . . . . . . . . .        (942)             ---
    Changes in assets and liabilities net of effects
    from acquisitions:
      Increase in prearranged funeral trust
        receivables. . . . . . . . . . . . . . . .      (10,409)          (5,414)
      Increase in other receivables. . . . . . . .      (15,188)         (29,364)
      Increase in prepaid expenses . . . . . . . .         (296)            (182)
      Increase in deferred charges . . . . . . . .       (3,721)          (6,794)
      Increase in inventories and cemetery property      (1,694)            (263)
      Increase (decrease) in accounts payable and
        accrued expenses . . . . . . . . . . . . .       (2,683)           3,855
      Decrease in estimated costs to complete mausoleums
        and lawn crypts, and to deliver merchandise      (6,110)          (1,139)
      Increase in deferred revenue . . . . . . . .        3,479            5,508
      Decrease in other . . . . . . . . . . . . . .        (425)            (178)
                                                      _____________   _____________
  Net cash provided by (used in) operating activities    10,700           (3,567)
                                                      _____________   _____________

                                                              (continued)
                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
            (Dollars in thousands, except per share amounts)

                                                      Six Months Ended April 30,
                                                      ___________________________
                                                        1996               1995
                                                      ____________      __________
Cash flows from investing activities:
  Proceeds from sale of marketable securities.         $   3,810        $   6,557
  Purchases of marketable securities and long-term
    investments . . . . . . . . . . . . . . . . .         (6,902)          (6,655)
  Purchases of subsidiaries, net of cash, seller
    financing and stock issued . . . . . . . . .         (43,774)         (70,148)
  Additions to property and equipment. . . . . .         (17,590)         (10,465)
  Dispositions of property and equipment . . . .              48              279
                                                      ____________     ____________
    Net cash used in investing activities. . . .         (64,408)         (80,432)
                                                      ____________     ____________

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . .          66,000          172,668
  Repayments of long-term debt . . . . . . . . .         (10,902)         (88,542)
  Issuance of common stock . . . . . . . . . . .           1,406              756
  Dividends. . . . . . . . . . . . . . . . . . .          (1,100)            (441)
                                                      ____________     ____________
    Net cash provided by financing activities. .          55,404           84,441
                                                      ____________     ____________

Effect of exchange rates on cash and cash equivalents.        (3)            (943)
                                                      ____________     _____________

Net increase (decrease) in cash. . . . . . . . .           1,693             (501)
Cash and cash equivalents, beginning of period .          18,226            9,214
                                                      ____________     ______________
Cash and cash equivalents, end of period . . . .      $   19,919        $   8,713
                                                      ============     ==============

Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . .            $    8,600        $   9,400
    Interest . . . . . . . . . . . . . . .            $   12,000        $  11,600

  Noncash investing and financing activity:
    Subsidiaries acquired with common stock. .        $    9,800        $   3,014

       See accompanying notes to consolidated financial statements.


                  STEWART ENTERPRISES, INC.
                       AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
       (Dollars in thousands, except per share amounts)

  (1)  Basis of Presentation

      (a)     Principles of Consolidation

                     The accompanying consolidated financial statements include Stewart Enterprises, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

     (b)     Interim Disclosures

                     The information as of April 30, 1996 and for the three and six months ended April 30, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

                     The results of operations for the three and six months ended April 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1996.

  (2)  Acquisition of Subsidiaries

                     During the six months ended April 30, 1996, the Company purchased 29 funeral homes and eight cemeteries, compared to 34 funeral homes and eight cemeteries purchased during the six months ended April 30, 1995.

                     These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

                     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the six months ended April 30, 1996, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                           Six Months Ended April 30,
                                           __________________________
                                              1996             1995
                                           __________      ___________
                                                   (Unaudited)

  Revenues . . . . . . . . . . . . . .   $   217,384       $  192,142
                                         ===========       ===========
  Net earnings . . . . . . . . . . . .   $    25,771       $   17,360
                                         ===========       ===========
  Earnings per common share. . . . . .   $       .93       $      .78
                                         ===========       ===========
  Weighted average common shares
    outstanding (in thousands). . . .         27,627           22,269
                                         ===========       ===========

The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                           Six Months Ended April 30,
                                           ___________________________
                                            1996               1995
                                           __________      ___________

  Current assets . . . . . . . . . . . . . $   7,306       $   3,132
  Receivables due beyond one year. . . . .       280             654
  Cemetery property. . . . . . . . . . . .    17,822          43,572
  Property and equipment . . . . . . . . .    17,790          33,325
  Deferred charges and other assets. . . .       777             ---
  Intangible assets. . . . . . . . . . . .    29,234          32,774
  Current liabilities. . . . . . . . . . .    (4,082)        (14,965)
  Long-term debt . . . . . . . . . . . . .    (8,210)           (574)
  Deferred income taxes. . . . . . . . . .    (6,333)         (8,272)
  Deferred revenue and other liabilities .    (1,010)        (16,484)
                                           ___________     ___________
                                              53,574          73,162
  Common stock used for acquisitions . . .     9,800           3,014
                                           ___________     ___________
  Cash used for acquisitions . . . . . . . $  43,774       $  70,148
                                           ===========     ===========

  (3)  Contingencies

                     In  December  1991,  the United States  Department  of
  Justice ("Justice Department"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint against five of the Company's Texas funeral home subsidiaries. The FTC originally sought unspecified civil penalties and injunctive and other relief from each of the five subsidiaries. In July 1993, the Justice Department filed a motion requesting civil penalties of $2 million. In August 1994, the United States District Court for the Northern District of Texas dismissed the complaint with regard to all alleged violations by the funeral home subsidiaries; however, on May 2, 1995, the Fifth Circuit Court of Appeals reversed the District Court's dismissal. The case has been returned to the District Court and a trial date has been set for September 3, 1996. On May 28, 1996, the funeral home subsidiaries filed their second motion to dismiss the case.

                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)


  (3)  Contingencies--(continued)

                     The Company was notified in September 1994 that a suit was brought by a competitor regarding the Company's acquisition of certain corporations in Mexico. The suit alleges that this acquisition violated the competitor's previous option to acquire the same corporations. The suit seeks unspecified damages. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes it is entitled to indemnification from the previous owners of these corporations should an unfavorable outcome result.

                     Management does not believe these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  (4)  Recent Accounting Standards

                     Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties," and SFAS No. 123, "Accounting for Stock Based Compensation," are required to be implemented during the Company's fiscal years ending October 31, 1996 and 1997, respectively. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. Accordingly, the Company will implement this pronouncement during the fiscal year ending October 31, 1997. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

  (5)  Foreign Currency Translation

                     The Company recorded a foreign currency translation adjustment, which increased shareholders' equity by approximately $2.0 million, during the first six months of fiscal 1996 as a result of exchange rate fluctuations of the Australian dollar and Mexican peso relative to the United States dollar.

  (6)  Subsequent Events

                     On May 17, 1996, the Board of Directors of the Company declared a three-for-two stock split of the Company's Class A and Class B Common Stock. The split will be accomplished by way of a dividend paid on June 21, 1996 to shareholders of record on May 28, 1996. Adjusted for the split, earnings per share for the three months ended April 30, 1996 and 1995 would have been $.33 and $.27, respectively. For the comparable six-month periods, adjusted earnings per share would have been $.63 and $.54, respectively. The Board also confirmed its intention to maintain the quarterly cash dividend of $.02 per share on the increased number of shares outstanding.

                     Subsequent to April 30, 1996, the Company acquired three funeral homes and one cemetery for approximately $7,706. The Company currently has outstanding letters of intent or agreements in principle to acquire nine funeral homes and one cemetery for purchase prices aggregating approximately $9,014.

                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Introduction

                     For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or funeral homes opened during either period being compared are referred to as "Acquired Operations."

  Results of Operations

  Three Months Ended April 30, 1996 Compared to Three Months Ended
  April 30, 1995.

  Funeral Segment

                                                     Three Months Ended
                                                            April 30,
                                                   ______________________       Increase
                                                    1996            1995       (Decrease)
                                                   ________      ________      ___________
                                                             (In millions)
  Funeral Revenue
  _________________
  Existing Operations. . . . . . . . . . .          $ 40.8        $ 41.8         $ (1.0)
  Acquired Operations. . . . . . . . . . .             7.4            .3            7.1
  Revenue from prearranged funeral trust funds and
   escrow accounts . . . . . . . . . . . .             6.7           4.6            2.1
                                                    _______       _______        _______
                                                    $ 54.9        $ 46.7         $  8.2
                                                    =======       =======        =======
  Funeral Costs
  ______________
  Existing Operations. . . . . . . . . . .          $ 31.6        $ 32.8         $ (1.2)
  Acquired Operations. . . . . . . . . . .             5.7            .2            5.5
                                                    _______       _______        ________
                                                    $ 37.3        $ 33.0         $  4.3
                                                    =======       =======        ========
  Funeral Segment Profit . . . . . . . . .          $ 17.6        $ 13.7         $  3.9
                                                    =======       =======        ========


                 Funeral revenue increased $8.2 million, or 18%, for the three-month period ended April 30, 1996, compared to the same period in 1995. The Company experienced a $1.0 million decrease in revenue from Existing Operations as a result of sales of certain prearranged funeral merchandise being somewhat down from the second quarter of fiscal 1995 to the second quarter of fiscal 1996, and a $.7 million decline in funeral revenue from the Company's Mexican operations due to a 19% devaluation of the peso from the second quarter of fiscal 1995 to the comparable period in fiscal 1996. Additionally, there was an 11% decrease in the number of funeral services performed by Existing Operations. The decline in revenue was offset by a 12% increase in the average revenue per funeral service performed due principally to price increases and improved merchandising. The Company believes that the decline in the number of funeral services performed is attributable to a decline in the number of deaths in certain of the Company's markets and increased competition from low-cost funeral service providers in certain markets. The Company does not expect this decline to continue over the long term.

                 The $1.2 million, or 4%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors, a $.5 million decrease in costs attributable to the Company's Mexican operations due to the devaluation of the Mexican peso noted above, and the decline in funeral services discussed above.

                 The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from May 1995 through April 1996 which are not reflected in the 1995 period presented above.

                 The $2.1 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 33% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds, funds added through acquisitions, and an increase in the return on the Company's domestic funds. The return on the peso-denominated investments of the Mexican subsidiaries, which comprise 11% of the Company's total funeral trust portfolio, averaged 21% on an annualized basis for the quarter, and partially offsets the 19% devaluation discussed above and 30% annualized inflation experienced in Mexico during the quarter.

   Cemetery Segment

                                                     Three Months Ended
                                                            April 30,
                                                   ______________________
                                                    1996            1995        Increase
                                                   ________      ________      ___________
                                                               (In millions)
  Cemetery Revenue
  _________________
  Existing Operations. . . . . . . . . . .          $ 45.8        $ 44.0         $ 1.8
  Acquired Operations. . . . . . . . . . .             3.4            .1           3.3
  Revenue from merchandise trust funds and
   escrow accounts . . . . . . . . . . . .             2.1           1.2            .9
                                                   _________     _________      ________
                                                    $ 51.3        $ 45.3         $ 6.0
                                                   =========     =========      ========

  Cemetery Costs
  ________________
  Existing Operations. . . . . . . . . . .          $ 36.7        $ 36.1         $  .6
  Acquired Operations. . . . . . . . . . .             2.8            .1           2.7
                                                   ________      ________       _______
                                                    $ 39.5        $ 36.2         $ 3.3
                                                   ========      ========       =======
  Cemetery Segment Profit. . . . . . . . .          $ 11.8        $  9.1         $ 2.7
                                                   ========      ========       =======


                 Cemetery revenue increased $6.0 million, or 13% for the three-month period ended April 30, 1996, compared to the same period in 1995. The increase was due principally to revenue from Acquired
  Operations   and  a  $1.8  million  increase  in  revenue  from  Existing
  Operations. The improved profit margins achieved by Existing Operations were attributable to certain cost control measures implemented by the Company, including vendor contract negotiations.

                 The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from May 1995 through April 1996 which are not reflected in the 1995 period presented above.

  Other Segments and Activities

                 Corporate general and administrative expenses increased to 3.1% of sales for the quarter ended April 30, 1996 compared to 2.8% for the same period in 1995. The increase in these expenses is the result of activities to support the Company's growth.

                 Interest expense decreased $.6 million during the second quarter of fiscal 1996 when compared to the same period in 1995. The decrease in interest expense resulted from a decrease in average interest rates from 7.29% to 6.49%. Approximately $239.9 million of the outstanding borrowings at April 30, 1996 was subject to short-term variable interest rates averaging approximately 5.83%.

  Six Months Ended April 30, 1996 Compared to Six Months Ended April 30, 1995

  Funeral Segment

                                                     Six  Months Ended
                                                            April 30,
                                                   ______________________       Increase
                                                    1996            1995       (Decrease)
                                                   ________      ________      ___________
                                                               (In millions)
  Funeral Revenue
  _________________
  Existing Operations. . . . . . . . . . .          $ 73.3        $ 75.4         $  (2.1)
  Acquired Operations. . . . . . . . . . .            20.8           7.1            13.7
  Revenue from prearranged funeral trust funds and
   escrow accounts . . . . . . . . . . . .            13.9           8.9             5.0
                                                    _______       _______        ________
                                                    $108.0        $ 91.4          $ 16.6
                                                    =======       =======        ========
  Funeral Costs
  __________________
  Existing Operations. . . . . . . . . . .          $ 57.3        $ 59.3          $ (2.0)
  Acquired Operations. . . . . . . . . . .            16.4           5.9            10.5
                                                    _______       _______         _______
                                                    $ 73.7        $ 65.2          $  8.5
                                                    =======       =======         =======
  Funeral Segment Profit . . . . . . . . .          $ 34.3        $ 26.2          $  8.1
                                                    =======       =======         =======

                 Funeral revenue increased $16.6 million, or 18% for the six-month period ended April 30, 1996, compared to the same period in 1995. The Company experienced a $2.1 million decrease in revenue from Existing Operations as a result of sales of certain prearranged funeral merchandise being somewhat down from the first six months of fiscal 1995 to the first six months of fiscal 1996, and a $3.1 million decline in funeral revenue from the Company's Mexican operations due to a 48% devaluation of the Mexican peso from the first six months of 1995 to the comparable period in 1996. Additionally, there was a 6% decrease in the number of funeral services performed by Existing Operations. The decline in revenue was offset by a 6% increase in the average revenue per funeral service performed due principally to price increases and improved merchandising. The Company believes that the decline in the number of funeral services performed is attributable to a decline in the number of deaths in certain of the Company's markets and increased competition from low-cost funeral service providers in certain markets. The Company does not expect this decline to continue over the long term.

                 The $2.0 million, or 3%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors, a $2.3 million decrease in costs attributable to the Company's Mexican operations due to the devaluation of the Mexican peso noted above, and the decline in funeral services discussed above.

                 The increase in revenue from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from May 1995 through April 1996 which are not reflected in the 1995 period presented above.

                 The $5.0 million increase in revenue from prearranged funeral trust fund and escrow accounts was attributable to a 28% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds, funds added through acquisitions, and an increase in the return on the Company's domestic funds. The return on the peso-denominated investments of the Mexican subsidiaries, which comprise 11% of the Company's total funeral trust portfolio, averaged 24% on an annualized basis for the six months, representing an increase from the 17% return in the comparable prior period. The return on the Mexican funds partially offsets the 48% devaluation discussed above and 36% annualized inflation experienced in Mexico during the six-month period.

  Cemetery Segment

                                                       Six Months Ended
                                                            April 30,
                                                   ______________________
                                                    1996            1995        Increase
                                                   ________      ________      ___________
                                                               (In millions)
  Cemetery Revenue
  _________________
  Existing Operations. . . . . . . . . . .          $ 87.2        $ 84.1         $ 3.1
  Acquired Operations. . . . . . . . . . . .           8.0           1.7           6.3
  Revenue from merchandise trust funds and
   escrow accounts . . . . . . . . . . . .             4.8           2.1           2.7
                                                    _______       ________      ________
                                                    $100.0        $ 87.9         $12.1
                                                    =======       ========      ========
  Cemetery Costs
  _______________
  Existing Operations. . . . . . . . . . .          $ 69.1        $ 68.9         $ 0.2
  Acquired Operations. . . . . . . . . . .             7.2           1.5           5.7
                                                   ________       ________       _______
                                                    $ 76.3        $ 70.4         $ 5.9
                                                   ========       ========       =======
  Cemetery Segment Profit. . . . . . . . .          $ 23.7        $ 17.5         $ 6.2
                                                   ========       ========       =======


                 Cemetery revenue increased $12.1 million, or 14%, for the six-month period ended April 30, 1996, compared to the same period in
  1995.   The  increase  was  due  principally  to  revenue  from  Acquired
  Operations   and  a  $3.1  million  increase  in  revenue  from  Existing
  Operations. The improved profit margins achieved by Existing Operations were attributable to certain cost control measures implemented by the Company, including vendor contract negotiations.

                 The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from May 1995 through April 1996 which are not reflected in the 1995 period presented above.

                 The $2.7 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 40% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions, and an increase in the return on the trust funds.

  Other Segments and Activities

                 Corporate general and administrative expenses increased to 3.0% of sales for the six months ended April 30, 1996 compared to 2.7% for the same period in 1995. The increase in these expenses is the result of activities to support the Company's growth.

                 Interest expense increased $.4 million during the first six months of fiscal 1996 when compared to the same period in 1995. The increase in interest expense resulted from a slight increase in total borrowings, offset by a decrease in average interest rates from 6.97% to 6.84%. Approximately $239.3 million of the outstanding borrowings at April 30, 1996 was subject to short-term variable interest rates averaging approximately 5.83%.

  Liquidity and Capital Resources

                 Cash and marketable securities of the Company were $21.3 million at April 30, 1996, an increase of approximately $1.7 million from October 31, 1995. The increase was principally attributable to funds borrowed for general corporate purposes which were used in early May.

                 The Company provided cash of $10.7 million in its operations for the six months ended April 30, 1996, compared to using cash of $3.6 million for the corresponding period in 1995 due principally to an increase in net earnings and collection of accounts receivable offset by other working capital changes.

                 In December 1995, the Company entered into an Amended and Restated Loan Agreement with a group of banks that increased the aggregate amount available from $250 million to $350 million. The number of participating banks increased from six to eight, and the maturity date was extended to October 31, 2000. Interest is payable at a lending banks's prime rate or certain optional rates at the Company's election. Additionally, the Company has available with a separate financial institution an uncollateralized revolving line of credit under which the borrowings are limited to $10 million and interest is payable on terms similar to those mentioned above.

                 Long-term debt at April 30, 1996 amounted to $386.5 million, compared to $322.5 million at October 31,1995. The Company's long-term debt consisted of $239.3 million under the Company's bank facilities, $125.0 million of senior long-term notes and $22.2 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. As of April 30, 1996, the Company had available $119.2 under its bank facilities. All of the Company's debt is uncollateralized, except for $3.3 million of term notes incurred principally in connection with acquisitions.

                 During the six months ended April 30, 1996 and shortly thereafter, the Company completed acquisitions of 32 funeral homes and nine cemeteries for purchase prices aggregating approximately $70.4 million, including the issuance of 254,600 shares of Class A Common Stock and $6.1 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded with advances under the Company's revolving credit facility.

                 Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $27.0 million for the fiscal year ending October 31, 1996, which amount includes $12.9 million for the construction of new funeral homes and refurbishing of funeral homes recently acquired. Management expects that future capital requirements will be satisfied through a combination of internally generated cash flow and amounts available under its revolving credit agreements. Additional debt and equity financing may be required in connection with future acquisitions.

  Other

                 The Company recorded a foreign currency translation adjustment which increased shareholders' equity by approximately $2.0 million during the six months ended April 30, 1996 as a result of exchange rate fluctuations of the Australian dollar and Mexican peso relative to the United States dollar. The exchange rate fluctuation in Mexico may cause a reduction in the U.S. dollar value of future earnings from the Mexican operations, but this reduction is not expected to have a material effect on the Company, based on the size of the Mexican operations relative to the consolidated totals and management's expectations that these operations will continue to be additive to earnings per share. In conjunction with the devaluation of the Mexican peso, the U.S. dollar value of the Company's Mexican funeral trust funds has declined, but the Company's funeral trust earnings from these funds have not been adversely affected due to substantially higher interest rates than originally anticipated.

                 Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties," and SFAS No. 123, "Accounting for Stock Based Compensation," are required to be implemented during the Company's fiscal years ending October 31, 1996 and 1997, respectively. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is required to be implemented for fiscal years beginning after December 15, 1995. Accordingly, the Company will implement this pronouncement during the fiscal year ending October 31, 1997. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                         PART II. OTHER INFORMATION


  Item 1.        Legal Proceedings

                 United States of America v. Restland Funeral Home, Inc., Laurel Land Funeral Home, Inc., Singing Hills Funeral Home, Inc., Bluebonnet Hills Funeral Home, Inc., and Laurel Land Funeral Home of Fort Worth, Inc., United States District Court for the Northern District of Texas. On December 3, 1991, the United States Department of Justice (the "Justice Department"), on behalf of the Federal Trade Commission (the "FTC"), filed a complaint against five of the Company's Texas funeral home subsidiaries. The complaint alleged that the funeral home subsidiaries had violated certain requirements of the Funeral Rule concerning funeral industry practices, including the disclosure of price information and the delivery of itemized written statements for funeral goods and services selected. The FTC originally sought unspecified civil penalties and injunctive and other relief from each of the funeral home subsidiaries. In July 1993, the Justice Department filed a motion requesting civil penalties of $2 million. In August 1994, the District Court dismissed the complaint with regard to all alleged violations by the funeral home subsidiaries; however, on May 2, 1995, the Fifth Circuit Court of Appeals reversed the District Court's dismissal. The case has been returned to the District Court and a trial date has been set for September 3, 1996. On May 28, 1996, the funeral home subsidiaries filed their second motion to dismiss the case. Management does not believe this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


  Item 4.        Submission of Matters to a Vote of Security Holders

                 The Company's 1996 annual meeting of shareholders was held on March 7, 1996, at which 21,554,501 shares of Class A Common Stock having one vote per share and 1,185,007 shares of Class B Common Stock having ten votes per share were present in person or by proxy. The voting tabulation was as follows:

                 (i) Election  of the following individuals  to  three-year terms on the Board of Directors:

                     Ronald H. Patron: 33,372,605 votes for, 31,966 votes withheld; William E. Rowe: 33,368,795 votes for, 35,776 votes withheld; James W. Mc Farland: 33,367,543 votes for, 37,028 votes withheld.

                     The following directors' terms of office continued after the meeting:

                     Joseph P. Henican, III, Michael O. Read, Frank B. Stewart, Jr., Darwin C. Fenner, and John P. Laborde.

                 (ii)Proposal  to approve the  Amended  and  Restated  1991
                     Incentive Compensation  Plan:   24,310,382  votes for,
                     8,540,114 votes against, 292,491 abstentions, and 261,584 broker non-votes.

                (iii)Proposal to approve  the  Amended  and  Restated 1995
                     Incentive Compensation Plan: 30,120,007 votes for, 2,728,582 votes against, 294,398 abstentions, and 261,584 broker non-votes.

                 (iv)Proposal to  approve the Directors' Stock Option Plan:
                     30,271,901 votes  for,  2,609,385  votes  against,
                     322,247 abstentions, and 201,038 broker non-votes.

                 (v) Proposal  to  approve  an  amendment  to the Company's
                     Articles of Incorporation to increase the number of authorized shares of Class A Common Stock, no par value per share, from 50 million shares to 150 million
                     shares:    28,224,261   votes  for,  5,104,046   votes
                     against, 27,037 abstentions, and 49,227 broker non-votes.

                 (vi)Proposal  to  ratify  the  appointment  of  Coopers  &
                     Lybrand L.L.P., certified public accountants, as independent auditors for the fiscal year ending October 31, 1996: 33,349,836 votes for, 36,121 votes against, and 18,614 abstentions.

  Item 5.        Other Information

  Forward-looking Statements

                 The Company's goals for fiscal year 1996 include revenue growth of at least 20%, earnings per share growth of 15-20%, and completion of $150 million to $200 million in acquisitions, and the Company currently believes that these goals will be achieved. This level of acquisition activity is consistent with fiscal year 1995 levels of $154.4 million and fiscal year 1994 levels of $177.6 million. These projections are based on assumptions about future events and are therefore inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements," below.

  Cautionary Statements

                 Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results in the future to differ materially from the projections made in the forward-looking statements above and in any other forward-looking statements made by, or on behalf of, the Company:

  (1) Achieving projected revenue growth depends upon sustaining the level of acquisition activity experienced by the Company in the last two fiscal years. Higher levels of acquisition activity will increase anticipated revenues, and lower levels of acquisition activity will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

                 (a) The Company may be unable  to find a sufficient number of businesses for sale at prices the Company is willing to pay.

                 (b) In  most  of  its existing markets  and  in  many  new markets the Company desires to enter, the Company competes for acquisitions with two other public companies that are substantially larger than the Company. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have to pay in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

                 (c) Achieving the Company's projected acquisition activity depends on the Company's ability to enter new markets. Due in part to the Company's lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than the Company, such entry may be more difficult or expensive than anticipated by the Company.

  (2) The level of revenues is also affected by the volume and prices of properties, products and services sold. The annual sales targets set by the Company are very aggressive, and the inability of the Company to achieve planned increases in volume or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume or price increases at any location depends on numerous factors, including the local economy, the local death rate and competition.

  (3) Another important component of revenue is earnings from the Company's trust funds and escrow accounts, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The performance of such funds is related primarily to market conditions that are not within the Company's control. The size of the funds depends on the level of sales, funds added through acquisitions and the amount of returns that may be reinvested.

  (4) Future revenue is also affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income.

  (5)            In addition to the factors discussed  above,  earnings per
  share   may  be  affected  by  other  important  factors,  including  the following:

                 (a) The  ability  of  the  Company  to  achieve  projected economies of scale in markets where it has "clusters" or combined facilities.

                 (b) Whether  acquired  businesses  perform  at  pro  forma levels used by management in the valuation process.

                 (c) The ability  of  the  Company  to manage its growth in terms of implementing internal controls and information gathering systems and retaining or attracting key personnel, among other things.

                 (d) The  amount,  and  rate  of  growth in, the  Company's corporate general and administrative expenses.

                 (e) Changes  in  interest  rates, which  can  increase  or decrease the amount the Company pays on borrowings with variable rates of interest.

                 (f) The Company's debt/equity ratio, the number of  shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.

                 (g) The impact on the  Company's  financial  statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

                 (h) Changes in government regulation, including  tax rates and structures.

                 (i) Unanticipated outcomes of legal proceedings.

                 (j) Changes  in  accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

                 The Company also cautions readers that it assumes no obligation to update, or publicly release any revisions to, forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

                 For additional information about the Company's business, see the Company's Form 10-K for the fiscal year ended October 31, 1995.

  Item 6.        Exhibits and Reports on Form 8-K

                 (a) Exhibits

                    3.1 Amended and Restated Articles of Incorporation of the Company, as amended(1)

                    3.2      By-laws of the Company, as amended(2)

                    4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation and By-laws defining the rights of holders of Class A and Class B Common Stock

                    4.2      Specimen of Class A Common Stock certificate(3)

                   10        Promissory  Note by Stewart Enterprises,  Inc.
                             to SunTrust Bank, Atlanta, in the amount of $10,000,000, dated January 11, 1996

                   27        Financial data schedule


_____________________________
                     (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

                     (2) Incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

                     (3) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on August 21, 1991.

                 (b) Reports on Form 8-K

                 The  Company  filed a Form 8-K on March 7, 1996 reporting,
                 under "Item 5.   Other  Events,"  the earnings release for
                 the quarter ended January 31, 1996.

                 The Company also filed a Form 8-K on March 20, 1996 reporting, under "Item 5. Other Events," pro forma financial information concerning certain acquisitions during the period from November 1, 1994 through March 20, 1996.

                             STEWART ENTERPRISES, INC.
                                  AND SUBSIDIARIES

                                     SIGNATURES


                     Pursuant   to   the  requirements  of  the  Securities
  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STEWART ENTERPRISES, INC.



  June 13, 1996                             /s/  RONALD H. PATRON
                                            _________________________
                                                 Ronald H. Patron
                                                 Chief Financial Officer
                                                 President-Corporate Division




  June 13, 1996                             /s/  KENNETH C. BUDDE
                                            __________________________
                                                 Kenneth C. Budde
                                                 Senior Vice President-Finance
                                                 Secretary and Treasurer
                                                (Principal Accounting Officer)