Form 10-Q
period 1996-07-31
STEWART ENTERPRISES INC
filed 1996-09-13
CIK 878522

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                  FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly  period ended July 31, 1996

          (   )Transition  Report  Pursuant to Section 13 or 15(d)  of  the
          Securities Exchange Act of 1934
                 For the transition period from          to


                          Commission File Number:  0-19508





                            STEWART ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter)

         LOUISIANA                             72-0693290
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


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

              The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of September 12, 1996 was 39,863,335 and 1,777,510, respectively.

                                 STEWART ENTERPRISES, INC.
                                      AND SUBSIDIARIES

                                          INDEX


          Part I.        Financial Information                           Page

                         Item 1.  Financial Statements:

                         Consolidated Statements of Earnings -
                           Three Months Ended July 31, 1996 and 1995        3

                         Consolidated Statements of Earnings -
                           Nine Months Ended July 31, 1996 and 1995         4

                         Consolidated Balance Sheets -
                           July 31, 1996 and October 31, 1995               5

                         Consolidated Statements of Cash Flows -
                           Nine Months Ended July 31, 1996 and 1995         7

                         Notes to Consolidated Financial Statements         9


                         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations                                12



          Part II.       Other Information

                         Item 1.  Legal Proceedings                         17


                         Item 5.  Other Information                         17


                         Item 6.  Exhibits and Reports on Form 8-K          19


                         Signatures                                         20

                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)


                                              Three Months Ended July 31,
                                              ____________________________
                                                  1996              1995

Revenues:
  Funeral  . . . . . . . . . . . . . . . .     $   56,971       $  45,979
  Cemetery . . . . . . . . . . . . . . . .         50,813          44,690
  Construction and sales contracts . . . .          1,150             855
                                               ____________     _____________
                                                  108,934          91,524
                                               ____________     _____________
Costs and expenses:
  Funeral. . . . . . . . . . . . . . . . .         37,908          32,688
  Cemetery . . . . . . . . . . . . . . . .         40,294          35,281
  Construction and sales contracts . . . .          1,009             851
                                               ____________     _____________
                                                   79,211          68,820
                                               ____________     _____________
                                                   29,723          22,704
Corporate general and administrative
  expenses. . . . . . . . . . . . . . . .           2,884           2,839
                                               ____________     _____________

  Operating earnings before performance-based
   stock options. . . . . . . . . . . . .          26,839          19,865
Performance-based stock options. . . . . .             _           17,252
                                               ____________     _____________
  Operating earnings . . . . . . . . . . .         26,839           2,613
Interest expense . . . . . . . . . . . . .         (6,558)         (5,608)
Investment and other income. . . . . . . .            397             802
                                               ____________     _____________
  Earnings (loss) before income taxes. . .         20,678          (2,193)
Income taxes . . . . . . . . . . . . . . .          7,754            (810)
                                               ____________     _____________
  Net earnings (loss). . . . . . . . . . .     $   12,924       $  (1,383)
                                               ============     =============

  Earnings (loss) per common share . . . .     $      .31       $    (.04)
                                               ============     =============
Weighted average common shares
  outstanding (in thousands). . . . . . .          41,551          38,879
                                               ============     =============

Dividends per common share . . . . . . . .     $      .02       $    .007
                                               ============     =============

       See accompanying notes to consolidated financial statements.

                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)


                                                Nine Months Ended July 31,
                                                __________________________
                                                 1996              1995
                                                _________       __________
Revenues:
  Funeral  . . . . . . . . . . . . . . . .     $  164,974       $ 137,352
  Cemetery . . . . . . . . . . . . . . . .        150,802         132,591
  Construction and sales contracts . . . .          4,338           3,448
                                               ____________     _____________
                                                  320,114         273,391
Costs and expenses:
  Funeral. . . . . . . . . . . . . . . . .        111,610          97,885
  Cemetery . . . . . . . . . . . . . . . .        116,596         105,659
  Construction and sales contracts . . . .          3,863           3,018
                                               ____________     _____________
                                                  232,069         206,562
                                               ____________     _____________
                                                   88,045          66,829
Corporate general and administrative
  expenses. . . . . . . . . . . . . . . . .         9,149           7,796
                                               ____________     _____________

  Operating earnings before performance-based
    stock options. . . . . . . . . . . . . .       78,896          59,033
Performance-based stock options. . . . . .             --          17,252
                                               ____________     _____________
  Operating earnings . . . . . . . . . . .         78,896          41,781
Interest expense . . . . . . . . . . . . .        (18,580)        (17,249)
Investment and other income. . . . . . . .          1,804           1,505
                                               ____________     _____________
  Earnings before income taxes . . . . . .         62,120          26,037
Income taxes . . . . . . . . . . . . . . .         23,295           9,635
                                               ____________     _____________
  Net earnings . . . . . . . . . . . . . .     $   38,825       $  16,402
                                               ============     =============
  Earnings per common share. . . . . . . .     $      .94       $     .47
                                               ============     =============
Weighted average common shares
  outstanding (in thousands) . . . . . . .         41,315          34,995
                                               ============     ============

Dividends per common share . . . . . . . .     $     .046       $     .02
                                               ============     ============
       See accompanying notes to consolidated financial statements.

                        STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)


                                            July 31,   October 31,
          ASSETS                              1996        1995
          ______                            _________  ___________

Current assets:
  Cash and cash equivalent investments . .$  17,907    $ 18,226
  Marketable securities  . . . . . . . . .    2,038       1,346
  Receivables, net of allowances . . . . .   95,487     101,331
  Inventories. . . . . . . . . . . . . . .   32,707      31,912
  Prepaid expenses . . . . . . . . . . . .    3,711       2,980
                                          ___________  __________
    Total current assets . . . . . . . . .   151,850    155,795
Receivables due beyond one year, net
   of allowances . . . . . . . . . . . . .   164,338    129,385
Intangible assets. . . . . . . . . . . . .   247,768    220,108
Deferred charges . . . . . . . . . . . . .    68,013     65,332
Cemetery property, at cost . . . . . . . .   282,405    248,930
Property and equipment, at cost:
  Land . . . . . . . . . . . . . . . . . .    46,441     36,654
  Buildings. . . . . . . . . . . . . . . .   169,545    142,767
  Equipment and other. . . . . . . . . . .    76,004     68,115
                                          ___________  __________
                                             291,990    247,536
  Less accumulated depreciation. . . . . .    63,351     54,543
                                          ___________  __________

  Net property and equipment . . . . . . .   228,639    192,993
Long-term investments. . . . . . . . . . .    42,424     40,191
Other assets . . . . . . . . . . . . . . .     3,148      3,379
                                          ___________ ___________
                                         $ 1,188,585 $1,056,113
                                          =========== ===========

                                                              (continued)

                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)


                                            July 31,    October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY           1996        1995
_____________________________________      ___________  ____________

Current liabilities:
  Current maturities of long-term debt . .    $4,693     $5,016
  Accounts payable . . . . . . . . . . . .     9,528     16,659
  Accrued payroll. . . . . . . . . . . . .     8,645     10,618
  Accrued insurance. . . . . . . . . . . .     7,577      5,980
  Accrued interest . . . . . . . . . . . .     2,252      4,215
  Accrued other. . . . . . . . . . . . . .    14,726     13,444
  Estimated costs to complete mausoleums
     and lawn crypts, and to deliver
     merchandise . . . . . . . . . . . . .     4,694      6,494
  Construction and sales contract
     liabilities . . . . . . . . . . . . .       849      1,552
  Income taxes payable . . . . . . . . . .     7,963      4,015
  Deferred income taxes. . . . . . . . . .     4,768      4,458
                                           ___________  __________
    Total current liabilities. . . . . . .    65,695     72,451
Long-term debt, less current maturities. .   395,302    317,451
Estimated costs to deliver merchandise,
  less current portion . . . . . . . . . .     7,641      8,188
Deferred income taxes. . . . . . . . . . .    58,711     51,524
Deferred revenue . . . . . . . . . . . . .   129,150    122,521
                                          ___________  __________
    Total liabilities. . . . . . . . . . .   656,499    572,135
                                          ___________  __________

Commitments and contingencies (Notes 3 and 6)
Preferred stock, $1.00 par value, 5,000,000
 shares authorized; no shares issued. . . .       --         --
Shareholders  equity:
  Common stock, $1.00 stated value:
    Class A authorized 150,000,000 shares;
    issued and outstanding 39,830,323 and
    39,235,639 shares at July 31, 1996
    and October 31, 1995, respectively . . .  39,830    39,236
    Class B authorized 5,000,000 shares;
    issued and outstanding 1,777,510 shares
    at July 31, 1996 and October 31, 1995;
    10 votes per share; convertible into
    Class A  . . . . . . . . . . . . . . .     1,778     1,778
  Additional paid-in capital . . . . . . .   305,095   291,946
  Retained earnings. . . . . . . . . . . .   203,678   166,785
  Cumulative foreign translation adjustment  (19,449)  (19,123)
  Unrealized appreciation of investments .     1,154     3,356
                                           __________ __________
    Total shareholders  equity . . . . . .   532,086   483,978
                                          __________ __________
                                          $1,188,585 $1,056,113
                                          ========== ==========
       See accompanying notes to consolidated financial statements.

                        STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
            (Dollars in thousands, except per share amounts)


                                                Nine Months Ended July 31,
                                                  1996            1995
                                                __________     ___________

Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . .     $   38,825      $  16,402
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization. . . . .         15,865         11,470
    Performance-based stock options. . . .             --         17,252
    Provision for doubtful accounts. . . .         12,314         11,639
    Gain on sales of marketable securities         (1,438)            --
    Benefit for deferred income taxes. . .           (728)        (3,430)
    Changes in assets and liabilities net
      of effects from acquisitions:
      Increase in prearranged funeral
        trust receivables. . . . . . . . .        (13,619)        (9,333)
      Increase in other receivables. . . .        (24,193)       (48,576)
      Increase in prepaid expenses . . . .           (501)          (141)
      Increase in deferred charges . . . .         (4,326)       (11,298)
      Increase in inventories and cemetery
        property. . . . . . . . . . . . .          (5,418)        (2,959)
      Decrease in accounts payable and
        accrued expenses. . . . . . . . .          (6,257)        (6,242)
      Decrease in estimated costs to
        complete mausoleums and lawn crypts,
        and to deliver merchandise. . . .          (5,214)          (931)
      Increase in deferred revenue . . . .          5,912         14,222
      Decrease in other. . . . . . . . . .           (550)          (236)
                                                ____________  _____________

  Net cash provided by (used in) operating
     activities. . . . . . . . . . . . . .         10,672        (12,161)
                                                ____________  _____________

                                                              (continued)

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
            (Dollars in thousands, except per share amounts)


                                              Nine Months Ended July 31,
                                               1996              1995
                                             __________       __________
Cash flows from investing activities:
  Proceeds from sale of marketable
    securities . . . . . . . . . . . . . .   $   5,756        $   7,039
  Purchases of marketable securities and
    long-term investments. . . . . . . . .      (9,242)          (7,511)
  Purchases of subsidiaries, net of cash,
    seller financing and stock issued . .      (52,958)         (84,389)
  Additions to property and equipment. . .     (23,099)         (15,400)
  Dispositions of property and equipment .         627              388
  Additions to cemetery property . . . . .          --             (355)
                                             ___________     ____________
  Net cash used in investing activities.       (78,916)        (100,228)
                                             ___________     ____________
Cash flows from financing activities:
  Proceeds from long-term debt . . . . . .      82,194           170,486
  Repayments of long-term debt . . . . . .     (14,032)         (160,985)
  Issuance of common stock . . . . . . . .       2,107           104,647
  Dividends. . . . . . . . . . . . . . . .      (1,932)             (702)
                                             ___________     ____________
    Net cash provided by financing
      activities . . . . . . . . . . . . .      68,337           113,446
                                             ___________     ____________
Effect of exchange rates on cash and cash
  equivalents. . . . . . . . . . . . . . .        (412)           (1,309)
                                             ___________     ____________
Net decrease in cash . . . . . . . . . . .        (319)             (252)
Cash and cash equivalents, beginning of period  18,226             9,214
                                             ___________     ____________
Cash and cash equivalents, end of period .  $   17,907         $   8,962
                                             ===========     ============
Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . .  $   16,600         $  15,800
    Interest . . . . . . . . . . . . . . .  $   18,600         $  17,200

  Noncash investing and financing activity:
    Subsidiaries acquired with common stock $   11,636         $   3,014

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

              (b) Interim Disclosures

              The information as of July 31, 1996 and for the three and nine months ended July 31, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

              The results of operations for the three and nine months ended July 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1996.

          (2) Acquisition of Subsidiaries

              During the nine months ended July 31, 1996, the Company purchased 37 funeral homes and nine cemeteries, compared to 38 funeral homes and 11 cemeteries purchased during the nine months ended July 31, 1995.

              These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

              The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the nine months ended July 31, 1996, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                   STEWART ENTERPRISES, INC.
                                       AND SUSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)
                        (Dollars in thousands, except per share amounts)

(2) Acquisition of Subsidiaries--(continued)

                                               Nine Months Ended July 31,
                                               __________________________
                                                    1996       1995
                                                   _____      _____
                                                      (Unaudited)

  Revenues . . . . . . . . . . . . . . . .      $  328,878  $  292,000
                                                ==========  ==========
  Net earnings . . . . . . . . . . . . . .      $   38,432  $   15,385
                                                ==========  ==========
  Earnings per common share. . . . . . . .      $      .93  $      .43
                                                ==========  ==========
  Weighted average common shares
    outstanding (in thousands) . . . . . .          41,532      35,443
                                                ==========  ==========


The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                               Nine Months Ended July 31,
                                               __________________________
                                                   1996           1995
                                                 ________       ________
  Current assets . . . . . . . . . . . . .      $   7,438       $   4,019
  Receivables due beyond one year. . . . .            407             560
  Cemetery property. . . . . . . . . . . .         24,540          49,890
  Property and equipment . . . . . . . . .         22,812          37,650
  Deferred charges and other assets. . . .            963             918
  Intangible assets. . . . . . . . . . . .         32,867          44,665
  Current liabilities. . . . . . . . . . .         (4,849)        (18,182)
  Long-term debt . . . . . . . . . . . . .         (8,593)         (1,442)
  Deferred income taxes. . . . . . . . . .         (8,943)         (7,967)
  Deferred revenue and other liabilities .         (2,048)        (22,708)
                                                ___________     ___________
                                                   64,594          87,403
  Common stock used for acquisitions . . .         11,636           3,014
                                                ___________     ___________
  Cash used for acquisitions . . . . . . .      $  52,958       $  84,389
                                                ===========     ===========

          (3) Contingencies

              In December 1991, the United States Department of Justice ("Justice Department"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint against five of the Company's Texas funeral home subsidiaries. The FTC originally sought unspecified civil penalties and injunctive and other relief from each of the five subsidiaries. In July 1993, the Justice Department filed a motion requesting civil penalties of $2 million. In August 1994, the United States District Court for the Northern District of Texas dismissed the complaint with regard to all alleged violations by the funeral home subsidiaries; however, on May 2, 1995, the Fifth Circuit Court of Appeals reversed the District Court's dismissal. The case was returned to the District Court and a trial date was set for September 3, 1996. On September 5, 1996, the parties announced to the court an agreement in principle to settle the case, which agreement is subject to FTC approval. The court has ordered the parties to submit the final judgment or dismissal on or before September 23, 1996. Pending final approval, the terms of the proposed settlement are confidential.

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

          (4) Recent Accounting Standards

              Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties," is required to be implemented in the Company's annual financial statements for the fiscal year ending October 31, 1996. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation," are required to be implemented during the Company's fiscal year ending October 31, 1997. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

          (5) Stock Split

              On May 17, 1996, the Board of Directors of the Company declared a three-for-two split of the Company's Class A and Class B Common Stock. The split was accomplished by way of a dividend paid on June 21, 1996 to shareholders of record on May 28, 1996. The Board also confirmed its intention to maintain the quarterly cash dividend of $.02 per share on the increased number of shares outstanding. All share and per share information in the accompanying consolidated financial statements reflect the stock split.

          (6) Subsequent Events

              Subsequent to July 31, 1996, the Company has acquired or committed to acquire 96 funeral homes and seven cemeteries for approximately $107,891.

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

          Results of Operations

              Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1995


  Funeral Segment                           Three Months Ended
                                                 July 31,
                                           ___________________   Increase
                                            1996       1995      (Decrease)
                                           ______     ________   __________
                                                    (In millions)
  Funeral Revenue
  Existing Operations. . . . . . . . . . . $ 41.1      $ 39.6       $1.5
  Acquired Operations. . . . . . . . . . .    8.8          .3        8.5
  Revenue from prearranged funeral trust
    funds and escrow accounts . . . . . .     7.1         6.1        1.0
                                           ________    _______    _______
                                           $ 57.0      $ 46.0      $11.0
                                           ========    =======    =======
  Funeral Costs
  Existing Operations. . . . . . . . . . . $ 31.2      $ 32.4      $(1.2)
  Acquired Operations. . . . . . . . . . .    6.7          .3        6.4
                                           ________    _______     _______
                                           $ 37.9      $ 32.7      $ 5.2
                                           ========    =======     =======
  Funeral Segment Profit . . . . . . . . . $ 19.1      $ 13.3      $ 5.8
                                           ========    =======     =======

              Funeral revenue increased $11.0 million, or 24%, for the three-month period ended July 31, 1996, compared to the same period in 1995. The Company experienced a $1.5 million increase in revenue from Existing Operations as a result of a 13% increase in the average revenue per funeral service performed, due principally to price increases and improved merchandising. Partially offsetting this increase in revenue were a decline in sales of certain prearranged funeral merchandise from the third quarter of fiscal 1995 to the third quarter of fiscal 1996, and a $.9 million decline in funeral revenue from the Company's Mexican operations due to a 19% devaluation of the peso from the third quarter of fiscal 1995 to the comparable period in fiscal 1996. Additionally, there was a 5.5% domestic decrease (6.6% total) in the number of funeral services performed by Existing Operations. The Company believes that the decline in the number of funeral services performed is attributable to a decline in the number of deaths in certain of the Company's markets and increased competition from low-cost funeral service providers in certain markets. The Company does not expect this decline to continue over the long term.

              The $1.2 million, or 4%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors, a $.6 million decrease in costs attributable to the Company's Mexican operations due to the devaluation of the Mexican peso noted above, and the decline in funeral services discussed above.

              The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from August 1995 through July 1996 which are not reflected in the 1995 period presented above.

              The $1.0 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 25% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds, funds added through acquisitions, and an increase in the return on the Company's domestic funds, which return is still within the Company's goal of 8.5-9.0%. The return on the peso-denominated investments of the Mexican subsidiaries, which comprise 11% of the Company's total funeral trust portfolio, averaged 21% on an annualized basis for the quarter, and partially offsets the 19% devaluation discussed above and 20% annualized inflation experienced in Mexico during the quarter.

  Cemetery Segment
                                             Three Months Ended
                                                  July 31,
                                             ___________________
                                              1996       1995     Increase
                                             ________  _________  ________
Cemetery Revenue                               (In millions)

  Existing Operations. . . . . . . . . . .   $ 45.4    $ 43.1     $ 2.3
  Acquired Operations. . . . . . . . . . .      3.8        .2       3.6
  Revenue from merchandise trust funds and
   escrow accounts . . . . . . . . . . . .      1.6       1.4        .2
                                             ________  ________  __________
                                             $ 50.8    $ 44.7     $ 6.1
                                             ========  ========  ==========

  Cemetery Costs

  Existing Operations. . . . . . . . . . .   $ 37.2    $ 35.1     $ 2.1
  Acquired Operations. . . . . . . . . . .      3.1        .2       2.9
                                             _______   ________   _______
                                             $ 40.3    $ 35.3     $ 5.0
                                             =======   ========   =======
  Cemetery Segment Profit. . . . . . . . .   $ 10.5    $  9.4     $ 1.1
                                             =======   ========   =======

              Cemetery revenue increased $6.1 million, or 14%, for the three-month period ended July 31, 1996, compared to the same period in 1995, due principally to revenue from Acquired
          Operations. The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from August 1995 through July 1996 which are not reflected in the 1995 period presented above.

          Other

              During the quarter ended July 31, 1995, the Company determined that achievement of the objectives of its performance-based stock option plan had become probable. In connection with this determination, the Company recorded a non-cash charge of $17.3 million, or $10.9 million after-tax, in July 1995. Additionally, the Company accelerated the exercisability of the options, allowing it to record the charge in a single accounting period.

              Interest expense increased $1.0 million during the third quarter of fiscal 1996 when compared to the same period in 1995. The increase in interest expense resulted from an increase in average borrowings, offset by a decrease in average interest rates from 7.6% to 6.4%. Approximately $258.6 million of the outstanding borrowings at July 31, 1996 was subject to short-term variable interest rates averaging approximately 6.0%.

  Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31, 1995

  Funeral Segment
                                             Nine Months Ended
                                                  July 31,
                                            ______________________  Increase
                                              1996      1995       (Decrease)
                                            _________  _________   __________
                                                 (In millions)
  Funeral Revenue
  _________________
  Existing Operations. . . . . . . . . . .   $108.8   $110.2     $    (1.4)
  Acquired Operations. . . . . . . . . . .     35.1     12.1           23.0
  Revenue from prearranged funeral trust
    funds and escrow accounts . . . . . .      21.1     15.1            6.0
                                            _________ _________  ____________
                                             $165.0   $137.4     $     27.6
                                            ========= =========  ============
  Funeral Costs
  Existing Operations. . . . . . . . . . .   $84.5    $ 88.6     $     (4.1)
  Acquired Operations. . . . . . . . . . .    27.1       9.3           17.8
                                            _________ __________ ____________
                                            $111.6    $ 97.9     $     13.7
                                            ========= ========== ============
  Funeral Segment Profit . . . . . . . . .  $ 53.4    $ 39.5     $     13.9
                                            ========= ========== ============

              Funeral revenue increased $27.6 million, or 20%, for the nine-month period ended July 31, 1996, compared to the same period in 1995. The Company experienced a $1.4 million decrease in revenue from Existing Operations as a result of sales of certain prearranged funeral merchandise being down from the first nine months of fiscal 1995 to the first nine months of fiscal 1996, and a $4.0 million decline in funeral revenue from the Company's Mexican operations due to a 28% devaluation of the Mexican peso from the first nine months of 1995 to the comparable period in 1996. Additionally, there was a 5.6% domestic decrease (6.7% total) in the number of funeral services performed by Existing Operations. The decline in revenue was offset partially by an 8% increase in the average revenue per funeral service performed due principally to price increases and improved merchandising. The Company believes that the decline in the number of funeral services performed is attributable to a decline in the number of deaths in certain of the Company's markets and increased competition from low-cost funeral service providers in certain markets. The Company does not expect this decline to continue over the long term.

              The $4.1 million, or 5%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors, a $2.5 million decrease in costs attributable to the Company's Mexican operations due to the devaluation of the Mexican peso noted above and the decline in funeral services noted above.

              The increase in revenue from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from August 1995 through July 1996 which are not reflected in the 1995 period presented above.

              The $6.0 million increase in revenue from prearranged funeral trust fund and escrow accounts was attributable to a 24% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds, funds added through acquisitions, and an increase in the return on the Company's domestic funds, which return is still within the Company's goal of 8.5-9.0%. The return on the peso-denominated investments of the Mexican subsidiaries, which comprise 11% of the Company's total funeral trust portfolio, averaged 23% on an annualized basis for the nine months. The return on the Mexican funds partially offsets the 28% devaluation discussed above and 32% annualized inflation experienced in Mexico during the nine-month period.

Cemetery Segment
                                            Nine Months Ended
                                                 July 31,
                                            ___________________
                                             1996       1995    Increase
                                           __________ ________ __________
  Cemetery Revenue                                  (In millions)

  Existing Operations. . . . . . . . . . .  $130.9     $126.0     $ 4.9
  Acquired Operations. . . . . . . . . . .    13.5        3.1      10.4
  Revenue from merchandise trust funds and
   escrow accounts . . . . . . . . . . . .     6.4        3.5       2.9
                                           __________ __________ _________
                                            $150.8     $132.6     $18.2
                                           ========== ========== =========
  Cemetery Costs

  Existing Operations. . . . . . . . . . .  $105.3     $102.9     $ 2.4
  Acquired Operations. . . . . . . . . . .    11.3        2.8       8.5
                                           __________ __________ __________
                                            $116.6     $105.7     $10.9
                                           ========== ========== ==========
  Cemetery Segment Profit. . . . . . . . .  $ 34.2     $ 26.9     $ 7.3
                                           ========== ========== ==========


              Cemetery revenue increased $18.2 million, or 14%, for the nine-month period ended July 31, 1996, compared to the same period in 1995, due principally to revenue from Acquired
          Operations. The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from August 1995 through July 1996 which are not reflected in the 1995 period presented above. The improved profit margins achieved by Existing Operations were attributable to certain cost control measures implemented by the Company, including vendor contract negotiations.

              The $2.9 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 34% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions, and an increase in the return on the trust funds, which return is still within the Company's goal of 8.5-9.0%.

          Other

              During the quarter ended July 31, 1995, the Company determined that achievement of the objectives of its performance-based stock option plan had become probable. In connection with this determination, the Company recorded a non-cash charge of $17.3 million, or $10.9 million after-tax, in July 1995. Additionally, the Company accelerated the exercisability of the options, allowing it to record the charge in a single accounting period.

              Interest expense increased $1.3 million during the first nine months of fiscal 1996 when compared to the same period in 1995. The increase in interest expense resulted from an increase in average borrowings, offset by a decrease in average interest rates from 7.1% to 6.7%. Approximately $258.6 million of the outstanding borrowings at July 31, 1996 was subject to short-term variable interest rates averaging approximately 6.0%.

          Liquidity and Capital Resources

              Cash and marketable securities of the Company were $17.9 million at July 31, 1996, a decrease of approximately $.3 million from October 31, 1995. The Company provided cash of $10.7 million in its operations for the nine months ended July 31,
          1996, compared to using cash of $12.2 million for the corresponding period in 1995 due principally to an increase in net earnings and collection of accounts receivable offset by other working capital changes.

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

              Long-term debt at July 31, 1996 amounted to $400.0 million, compared to $322.5 million at October 31,1995. The Company's long-term debt consisted of $258.6 million under the Company's bank facilities, $125.0 million of senior long-term notes and $16.4 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. The Company's objective is to maintain a debt to equity ratio no higher than 1.25 to 1.0. As of July 31, 1996, the Company had $265 million of additional borrowing capacity within this parameter, of which $99.9 million was available under its bank facilities. All of the Company's debt is uncollateralized, except for $2.7 million of term notes incurred principally in connection with acquisitions.

              During the nine months ended July 31, 1996, the Company completed acquisitions of 37 funeral homes and nine cemeteries for purchase prices aggregating approximately $74.8 million, including the issuance of 447,800 shares of Class A Common Stock and $6.1 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded with advances under the Company's revolving credit facility. Since July 31, 1996, the Company has acquired or committed to acquire 96 funeral homes and seven cemeteries for approximately $107.9 million, including the acquisition of 77 funeral homes and five cemeteries from Urgel Bourgie in Canada.

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

              Statement   of  Position   94-6,   "Disclosure   of   Certain
          Significant  Risks   and   Uncertainties,"   is  required  to  be
          implemented in the Company's annual financial statements for the
          fiscal year ending  October  31, 1996.   Statement  of  Financial
          Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation," are required to be implemented during the Company's fiscal year ending October 31, 1997. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                           PART II. OTHER INFORMATION


          Item 1. Legal Proceedings

              United States of America v. Restland Funeral Home, Inc., Laurel Land Funeral Home, Inc., Singing Hills Funeral Home, Inc., Bluebonnet Hills Funeral Home, Inc., and Laurel Land Funeral Home of Fort Worth, Inc., United States District Court for the Northern District of Texas. On December 3, 1991, the United States Department of Justice (the "Justice Department"), on behalf of the Federal Trade Commission (the "FTC"), filed a complaint against five of the Company's Texas funeral home subsidiaries. The complaint alleged that the funeral home subsidiaries had violated certain requirements of the Funeral Rule concerning funeral industry practices, including the disclosure of price information and the delivery of itemized written statements for funeral goods and services selected. The FTC originally sought unspecified civil penalties and injunctive and other relief from each of the funeral home subsidiaries. In July 1993, the Justice Department filed a motion requesting civil penalties of $2 million. In August 1994, the District Court dismissed the complaint with regard to all alleged violations by the funeral home subsidiaries; however, on May 2, 1995, the Fifth Circuit Court of Appeals reversed the District Court's dismissal. The case was returned to the District Court and a trial date was set for September 3, 1996. On September 5, 1996, the parties announced to the court an agreement in principle to settle the case, which agreement is subject to FTC approval. The court has ordered the parties to submit the final judgment or dismissal on or before September 23, 1996. Pending final approval, the terms of the proposed settlement are confidential. Management does not believe this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

          Cautionary Statements

              Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results in the future to differ materially from the projections made in the forward-looking statements above and in any other forward-looking statements made by, or on behalf of, the Company:

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

          (a)The Company may be unable to find a sufficient number of businesses for sale at prices the Company is willing to pay.

          (b)In most of its existing markets and in many new markets the Company desires to enter, the Company competes for acquisitions with two other public companies that are substantially larger than the Company. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have to pay in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

          (c)Achieving the Company's projected acquisition activity depends on the Company's ability to enter new markets. Due in part to the Company's lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than the Company, such entry may be more difficult or expensive than anticipated by the Company.

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

          (5) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

          (a)The ability of the Company to achieve projected economies of scale in markets where it has "clusters" or combined facilities.

          (b)Whether acquired businesses perform at pro forma levels used by management in the valuation process.

          (c)The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems and retaining or attracting key personnel, among other things.

          (d)The amount, and rate of growth in, the Company's corporate general and administrative expenses.

          (e)Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

          (f)The Company's debt/equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.

          (g)The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

          (h)Changes in government regulation, including tax rates and structures.

          (i)Unanticipated outcomes of legal proceedings.

          (j)Changes  in   accounting   policies   and   practices  adopted
          voluntarily or required to be adopted by generally accepted accounting principles.

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

          Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits

              3.1 Amended and Restated  Articles  of Incorporation of the
                  Company, as amended<F1>

              3.2 By-laws of the Company, as amended<F2>

              4.1 See  Exhibits  3.1  and  3.2  for  provisions   of  the
                  Company's Amended and Restated Articles of Incorporation and By-laws defining the rights of holders of Class A and Class B Common Stock

              4.2 Specimen of Class A Common Stock certificate<F3>

               27 Financial data schedule

_________________________________

<F1>   Incorporated  by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

<F2>   Incorporated by  reference  from  Exhibit 3.2 to the Company's
       Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

<F3>   Incorporated  by  reference  from  the Company's  Registration
       Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on August 21, 1991.

       (b) Reports on Form 8-K

          The  Company filed a Form 8-K on June 11, 1996  reporting,  under
          "Item  5.   Other  Events,"  the earnings release for the quarter
          ended April 30, 1996.

          The Company filed a form 8-K on July 25, 1996 reporting, under "Item 5. Other Events," a press release announcing an agreement in principle with Urgel Bourgie in Canada for the purchase of 77 funeral homes and 5 cemeteries.

                                  STEWART ENTERPRISES, INC.
                                      AND SUBSIDIARIES

                                         SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STEWART ENTERPRISES, INC.




          September 12, 1996                 /s/   RONALD H. PATRON
                                             __________________________
                                                   Ronald H. Patron
                                               Chief Financial Officer
                                             President-Corporate Division




          September 12, 1996                /s/  KENNETH C. BUDDE
                                            __________________________
                                                 Kenneth C. Budde
                                              Senior Vice President-Finance
                                                Secretary and Treasurer
                                             (Principal Accounting Officer)