Form 10-K
period 1996-10-31
STEWART ENTERPRISES INC
filed 1997-01-24
CIK 878522

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended October 31, 1996

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



         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Class A Common Stock, No Par Value
                               (Title of Class)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X   No


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Company's Class A Common Stock) of the Registrant as of January 21, 1997 was approximately $1,109,000,000.



    The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of January 21, 1997 was 40,168,965 and 1,777,510, respectively.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement in connection with the 1997 annual meeting of shareholders, incorporated in Part III of this Report.
=============================================================================

                                 PART I

Item 1.  Business

The Company

    Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. See "Business-Competition." The Company is a leader in the industry's movement toward consolidation, the integration of funeral home and cemetery operations, the establishment of combined facilities, and complete death care planning and delivery. Through its subsidiaries, the Company operates 308 funeral homes and 120 cemeteries in 22 states, Puerto Rico, Mexico, Australia, New Zealand and Canada. From the Company's initial public offering in October 1991 through January 10, 1997, the Company has acquired 258 funeral homes and 91 cemeteries for purchase prices aggregating approximately $646 million.

    The Company believes that it is distinguishable from its competitors by the quality of its funeral homes and cemeteries, the depth and experience of its management team, its decentralized management structure, and the quality and value of its products and services. The Company believes that it owns and operates one or more of the premier death care facilities in each of its principal markets, which serve as a centerpiece for a group or cluster of other properties in the same metropolitan area. The Company considers a funeral home or cemetery to be a "premier" facility if, when measured by such factors as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and potential for development or expansion, it is one of the most highly regarded facilities in its market area.

    The Company retains key managers of acquired companies and gives them significant operational authority in order to assure the continuation of high quality services and the maintenance of the acquired firm's reputation and goodwill. Six of the Company's 12 executive officers joined the Company through acquisitions. The Company's 12 executive officers have an average of more than 23 years of experience in the death care industry.

Operating Strategy

    The Company's operating strategy is to build market share and increase profit margins by marketing and providing, both prior to and at the time of need, a complete range of death care products and services at competitive prices. In order to achieve those objectives, the Company has acquired or developed in most of its markets one or more premier facilities to serve as a centerpiece for a cluster of other properties in the same area. Such clustering provides certain economies of scale by, for example, enabling the Company's facilities to share vehicles and employees, to reduce administrative expenses, to centralize embalming services and to pool inventories of caskets and other merchandise. Further, where feasible, the Company acquires, or subsequently develops, combined operations in which a funeral home is located at and is operated in conjunction with a Company-owned cemetery. Although profit margins of cemetery operations are traditionally lower than those of funeral homes, the Company's experience with combined operations has demonstrated that the combination of a cemetery with a funeral home can increase significantly the market share of the cemetery and funeral home and provide cost savings through the sharing of facilities and other resources, thereby increasing the overall profitability of both.

    The Company's operating strategy also emphasizes a decentralized management structure under which funeral home and cemetery operations are managed by five regional division presidents, each of whom is an experienced death care industry executive, who has responsibility for all operations in his geographic region. Although certain financial management and policy matters are centralized, division presidents, local funeral home directors and cemetery managers have substantial autonomy in the manner in which their products and services are marketed and delivered and their funeral homes and cemeteries are managed. The Company believes that this strategy permits each local firm to maintain its unique style of operation and to capitalize on its reputation and goodwill, while maintaining centralized supervisory controls and providing specialized services at the corporate level.

    Effective January 1, 1997, the Company expanded its two North American operating divisions to four. The new Western Division includes the Company's operations in Canada and on the West Coast, which were previously part of the Central Division. The new Southern Division includes the Company's operations in Florida, Puerto Rico and Mexico, which were previously part of the Eastern Division. These changes should enable the Company to more efficiently meet the demands of future growth and support the Company's philosophy of decentralized management.

    The Company is a leader in the industry trend toward prearranged funeral planning. The Company believes that extensive marketing of death care prearrangements assures a backlog of future business and builds current and future market share. The Company markets a complete range of death care products and services on a prearranged basis through a staff of approximately 2,900 commission sales counselors. Prearranged plans are generally funded through trust, escrow or insurance arrangements.

Acquisition Strategy

    The Company's acquisition strategy is to expand in existing and new markets by acquiring premier funeral homes and cemeteries that have the potential to serve as a centerpiece for a group or cluster of other properties that may be acquired subsequently in the same metropolitan area. From the Company's initial public offering in October 1991 through January 10, 1997, it has acquired 258 funeral homes and 91 cemeteries and has entered 16 states, Puerto Rico and four foreign countries.

    The following table sets forth certain information with respect to the Company's completed and pending acquisition activity.

                                        Number of           Aggregate
                                      Funeral Homes       Purchase Price
                                      and Cemeteries       (in  millions)
                                     ________________     ________________

Properties owned at October 31, 1991        72              $    -
    Acquisitions<F1>:
     Fiscal year 1992                       11                 30.0
     Fiscal year 1993                       49                 94.6
     Fiscal year 1994                       60                177.6
     Fiscal year 1995                       70                154.4
     Fiscal year 1996                      149                179.0
     November 1, 1996 - January 10, 1997    10                 10.7
     Pending acquisitions, as of
        January 10, 1997                    24                 82.8
    _______________
    <F1> Excludes funeral homes constructed by the Company.


    The Company's acquisition strategy reflects a trend in the United States death care industry of transition from small, family-owned firms to large, professionally-managed, integrated, multiple-facility firms. Opportunities for growth through the construction of new cemeteries and funeral homes are limited because of a lack in many communities of available or reasonably priced land with appropriate zoning and the existence of an adequate number of funeral homes already serving a mature market. Accordingly, companies in the death care industry can achieve significant growth only by increasing market share through such means as acquisitions, extensive marketing of prearranged products and services and the development of combined operations.

    The Company believes that the consolidation trend that began in the United States a number of years ago has now begun to evolve in other countries, particularly in Europe, Canada, Australia, New Zealand and Mexico. The Company has acquired a total of 141 funeral homes and cemeteries in Mexico, Australia, New Zealand and Canada since it first entered foreign markets in the fourth quarter of fiscal year 1994, and it believes that attractive expansion opportunities exist in those and other foreign countries. During fiscal year 1996, the Company entered New Zealand and Canada through the acquisition of 99 funeral homes and cemeteries, and expanded its presence in Australia with the acquisition of another three funeral homes there. The Company will continue to explore expansion opportunities in foreign countries, although it expects most of its expansion to continue to occur domestically, with its primary focus on the midwestern and western United States.

    Because combined operations and individual funeral homes typically produce higher profit margins and cash flow than individual cemetery operations, the Company seeks primarily to acquire combined operations, premier cemeteries on or adjacent to which it can build and operate a funeral home, or individual funeral homes and cemeteries that form the basis for or strengthen a cluster of death care facilities. From the Company's initial public offering in October 1991 through January 10, 1997, the Company has acquired or entered into currently outstanding letters of intent or agreements in principle to acquire 278 funeral homes and 95 cemeteries, 31 of which are combined operations. The Company's fiscal year 1996 acquisitions of 134 funeral homes and 15 cemeteries included eight combined operations. Additionally, from October 1991 through January 10, 1997, the Company has developed six combined operations, one of which was developed in fiscal year 1996, through the construction of funeral homes on existing cemeteries. In evaluating a potential acquisition, the Company also considers factors such as the size of the community the property serves, the size and reputation of the property in the community, the proximity of the property to other of the Company's funeral homes or cemeteries, the opportunities for additional acquisitions and growth in the community, and the potential for increasing the cemetery's profitability through increasing prearranged marketing efforts. In keeping with the quality of its existing properties, the Company is particularly careful about the quality of the properties it seeks to acquire.

Operations

    Funeral Operations. The Company's funeral homes offer a complete range of services to meet families' funeral needs, including prearrangement, family consultation, the sale of caskets and related funeral products, the removal and preparation of remains, the use of funeral home facilities for visitation and worship, and transportation services. Most of the Company's funeral homes have a non-denominational chapel on the premises, thereby permitting family visitation and religious services to take place at one location, which reduces transportation costs to the Company and inconvenience to the family.

    In addition to traditional services, substantially all of the Company's funeral homes offer cremation, which has become more common in the United States in recent years. For the year ended October 31, 1996, cremations accounted for approximately 21% of funeral services performed by the Company in the United States. In Australia, New Zealand and Mexico, cremations accounted for 63%, 71% and 46%, respectively, of funeral services performed by the Company for the year ended October 31, 1996. On September 30, 1996, the Company entered Canadian markets with the acquisition of the Urgel Bourgie firm. Historically, cremations have accounted for approximately 50% of the funeral services performed by Urgel Bourgie. While cremations within the United States often result in lower average revenue when compared to traditional funeral services, they generally produce higher gross profit margins than traditional funeral services. In the Company's foreign markets, cremations generally produce revenues comparable to those of traditional funeral services in those markets.

    In addition to at-need sales, the Company markets funeral merchandise and services as well as cemetery property and merchandise on a prearranged basis through a staff of approximately 2,900 commission sales counselors. Prearranged funeral plans enable families to establish in advance the type of service to be performed, the products to be used and the cost of such products and services in accordance with prices prevailing at the time the agreement is signed rather than when the products and services are delivered. Prearranged funeral plans permit families to eliminate the emotional strain of making death care plans at the time of need and enable the Company to establish a portion of its future market share. The Company believes that extensive marketing of prearranged products and services produces a backlog of future business and builds current and future market share. The Company sold 37,545 prearranged funeral services during the fiscal year ended October 31, 1996. At October 31, 1996, the Company had a backlog of 294,829 prearranged funeral services expected to be delivered some time in the future.

    Prearranged funeral plans generally are financed either through trust funds or escrow accounts established by the Company, or through insurance. The Company's selection of trust funds, escrow accounts or insurance depends primarily on the regulatory requirements of each jurisdiction in which it operates. In the case of trust- or escrow-funded plans, local law or contracts with customers often require that all or a portion of the payments received by the Company for prearranged funeral plans be placed in trust funds or escrow accounts established by the Company. In certain jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically deposits on a voluntary basis a portion of the payments received into escrow accounts to fund the future delivery of prearranged funeral plans.

    Prearranged funeral trust funds and escrow accounts, which amounted to approximately $349 million at October 31, 1996, are designed to provide funding for the future delivery of prearranged funeral services sold by the Company. When a prearranged funeral is funded through a trust fund or escrow account, generally a percentage of the sale price, which is often paid in installments, can be retained by the Company to defray costs related to the sale, and the remainder is placed in a trust fund or escrow account. The percentage of the sale price placed in trust funds or in escrow accounts varies among the different jurisdictions in which the Company operates.

    The Company does not recognize revenue from the sale of prearranged funeral services until delivery. The Company does not recognize revenue from sales of prearranged funeral merchandise until delivery in jurisdictions where such sales are revocable by the customer; where such sales are not revocable, revenue is recognized currently. The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by all prearranged funeral trust funds and escrow accounts except in those states where earnings revert to the customer if a prearranged funeral service contract is cancelled. Principal and earnings are withdrawn only as funeral services are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

    Funeral operations accounted for approximately 52% of the Company's revenues during the fiscal year ended October 31, 1996.

    Cemetery Operations. The Company's cemetery operations involve the sale of cemetery property and related cemetery merchandise, which includes lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, and interment services. Cemetery property and merchandise sales are made at the time of need or on a prearranged basis. Prearranged sales generally are financed by the Company through installment sale contracts, the terms of which generally range from one to seven years. Prearranged sales represented approximately 61% of cemetery revenue during the fiscal year ended October 31, 1996.

    Prearranged cemetery merchandise trust funds and escrow accounts, which amounted to approximately $114 million at October 31, 1996, are designed to provide funding for the future delivery of the prearranged merchandise sold by the Company and are established in most of the jurisdictions in which the Company operates. In certain jurisdictions, local law or contracts with customers generally require that a portion of the sale price received be placed in trust funds or escrow accounts; however, in other jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically makes deposits on a voluntary basis into escrow accounts. The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by prearranged merchandise trust funds or escrow accounts. At the same time, the liability for the estimated cost to deliver cemetery merchandise is adjusted through a charge to earnings to reflect inflationary merchandise cost increases. The principal and earnings are withdrawn only as the merchandise is delivered or contracts are cancelled.

    The Company also provides maintenance of cemetery grounds pursuant to perpetual care contracts and laws, or on a voluntary basis where trust or escrow arrangements are neither contractually nor statutorily required, by placing a portion, generally 10%, of the proceeds from cemetery property sales into perpetual care trust funds or escrow accounts. The income from these funds, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, net capital gains realized by perpetual care funds. Perpetual care trust funds and escrow accounts amounted to approximately $145 million at October 31, 1996.

    Cemetery operations accounted for approximately 48% of the Company's revenues for the fiscal year ended October 31, 1996.

    Combined Funeral and Cemetery Operations. Fifty of the Company's 120 cemeteries are combined operations. Many of these facilities are in the Company's key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; Nashville and Knoxville, Tennessee; Mobile, Alabama; Baltimore, Maryland; Philadelphia, Pennsylvania; Portland, Oregon; Los Angeles, California; and Washington, D.C.

    The Company began to develop and acquire combined facilities in 1979 because it believed that the operation of such facilities would permit it to increase market share through the delivery of better and more convenient services at competitive prices. Although profit margins of cemetery operations typically are lower than those of funeral homes, the Company's experience with combined operations has demonstrated that the combination of a cemetery with a funeral home can increase significantly the market share of the cemetery and funeral home, thereby increasing the overall profitability of both. The enhanced purchasing power, more sophisticated management systems and sharing of facilities, personnel and equipment made possible by integration and combined facilities results in lower average operating costs to the Company and allows the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single supplier at a competitive price.

    Foreign Operations. Since the Company first entered foreign markets in the fourth quarter of fiscal year 1994, the Company has acquired a total of 141 funeral homes and cemeteries in Mexico, Australia, New Zealand and Canada. These properties generated approximately 10% of consolidated total revenues for the year ended October 31, 1996, and management expects these properties to generate slightly more than 10% of consolidated total revenues for fiscal year 1997. In addition, these properties accounted for approximately 34% of the Company's funeral home and cemetery locations and approximately 18% of consolidated total assets as of October 31, 1996. See Note 13 to the Company's consolidated financial statements included in Item 8 herein.

     In addition to the inherent risks generally associated with foreign operations, fluctuations in the value of the foreign currency of the country in which the Company operates relative to the U.S. dollar can affect the value, in U.S. dollar terms, of the earnings derived from the foreign operations and can result in foreign currency translation adjustments that affect the Company's shareholders' equity or, in the case of operations in highly inflationary economies, net earnings. Furthermore, based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company will be required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations will be reflected in results of operations, instead of in shareholders' equity. Management does not expect this change to have a material effect on the Company's results of operations.

     There can be no assurance that expansion into foreign markets will yield results comparable to those realized as a result of the Company's expansion in the United States. Through fiscal year 1996, however, the Company's foreign operations have produced results that do not deviate significantly from management's expectations.

     Trust Administration. The prearranged funeral, cemetery merchandise and perpetual care trust funds and escrow accounts established by the Company are generally administered by the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), a Texas corporation with trust powers. Commercial banks serve as custodians of the Texas funds and as trustees or custodians of the non-Texas funds. ITI acts as trustee of all the Texas trusts and the Stewart Enterprises Employees' Retirement Trust ("SEERT"), performs investment advisory services for those trusts and the funeral, cemetery merchandise and perpetual care funds established by the Company in all other jurisdictions, and currently manages the Company's investment portfolio. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

     At October 31, 1996, ITI had approximately $563 million in assets under management on behalf of the funds described above, SEERT and the Company. ITI is headed by Lawrence B. Hawkins, an executive officer of the Company and a professional investment manager, who joined ITI in early 1989 after serving for six years as the manager of ITI's accounts for one of its prior investment advisers. ITI operates pursuant to a formal investment policy that emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.

     Financial Information about Industry and Geographic Segments. For financial information about the Company's industry and geographic segments, including the identifiable assets of the Company by segment, see Note 13 to the consolidated financial statements included in Item 8 herein.

Competition

     The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. The Company also competes with monument dealers, casket retailers and other non-traditional providers of limited services or products. Because the market for death care services is relatively stable, competition usually focuses on increasing market share and selling prearranged products and services. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the significant role played by goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of prearranged funeral services.

     The Company's traditional burial and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased throughout the 1980s and that cremation will represent approximately 26% of the U.S. burial market by the year 2000, compared with 14% in 1986. All of the Company's funeral homes in the United States offer cremation, and the Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization.

    The Company also faces intense competition in its acquisition program, principally from two publicly-held funeral home and cemetery management firms, Service Corporation International and The Loewen Group Inc., both of which are substantially larger than the Company, although a number of smaller companies also participate in the market. Much acquisition activity appears to be concentrated on firms in metropolitan regions, which are the areas of primary interest to the Company. Furthermore, in the United States, prices for funeral home and cemetery properties have increased substantially in recent years. Some of the more attractive properties in some metropolitan markets have already been acquired by competitors, and certain other markets are unattractive because of such factors as size, demographics and the local regulatory environment. Accordingly, no assurance can be given that the Company will be successful in expanding its operations through acquisitions. However, only a small portion of this highly fragmented industry has been consolidated, and the Company believes that opportunities for significant growth through acquisitions continue to exist.

Regulation

    The Company's funeral home operations are regulated by the Federal Trade Commission (the "FTC") under the FTC's Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the "Funeral Rule"), which went into effect on April 30, 1984, and was revised effective July 19, 1994.

    The Funeral Rule defines certain acts or practices as unfair or deceptive, and contains certain requirements to prevent these unfair or deceptive acts or practices. The preventive requirements require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services. In addition, the preventive requirements prohibit a funeral provider from
(i) misrepresenting legal, crematory and cemetery requirements, (ii) embalming for a fee without permission, (iii) requiring the purchase of a casket for direct cremation, and (iv) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

    The Company's operations are also subject to extensive regulation, supervision, and licensing under numerous federal, state and local laws and regulations. The Company believes that it is in substantial compliance with the Funeral Rule and all such laws and regulations. State legislatures and regulatory agencies frequently propose new laws and regulations, some of which, if enacted as proposed, could have a material effect on the Company's operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on the Company.

Employees

    The Company and its subsidiaries employ approximately 7,500 persons, and management believes that its relationship with its employees is good. Approximately 275 of its employees who are employed in Maryland, Pennsylvania, Puerto Rico, Mexico, Australia and Canada are represented by the Laborers' International Union of North America, AFL-CIO, the International Association of Machinists and Aerospace Workers, the International Brotherhood of Teamsters of Puerto Rico, the Sindicato de Trabajadores y Empleados de Establecimientos Comerciales, Tiendas de Ropa y Almacenes en General del Distrito Federal, the Miscellaneous Workers Union and Association des Travailleurs du Syndicat Canadien
(SCEP), respectively. No other employees of the Company or its subsidiaries are members of a collective bargaining unit.

Item 2.  Properties

    All but 43 of the Company's 308 funeral home properties are owned by subsidiaries of the Company. The leases with respect to the 43 properties have terms ranging from three to 20 years. Generally, the Company has a right of first refusal and an option to purchase the leased premises. An aggregate of $3.3 million of the Company's term notes are secured by mortgages on some of the Company's funeral homes; these notes were either assumed by the Company upon its acquisition of the property or represent seller financing of the acquired property.

    The Company owns 120 cemeteries covering a total of approximately 8,600 acres. Approximately 3,900 acres, or 45% of the total acreage, is available for future development.

    The Company's corporate headquarters occupy approximately 46,200 square feet of office space in a building in suburban New Orleans that is leased from an affiliate of the Company. See "Certain Transactions," which is incorporated by reference herein from the Company's definitive proxy statement relating to its 1997 annual meeting of shareholders.

Item 3.  Legal Proceedings

    United States of America v. Restland Funeral Home, Inc., Laurel Land Funeral Home, Inc., Singing Hills Funeral Home, Inc., Bluebonnet Hills Funeral Home, Inc., and Laurel Land Funeral Home of Fort Worth, Inc., United States District Court for the Northern District of Texas. On December 3, 1991, the United States Department of Justice (the "Justice Department"), on behalf of the Federal Trade Commission (the "FTC"), filed a complaint against five of the Company's Texas funeral home subsidiaries. The complaint alleged that the funeral home subsidiaries had violated certain requirements of the Funeral Rule concerning funeral industry practices, including the disclosure of price information and the delivery of itemized written statements for funeral goods and services selected. The FTC originally sought unspecified civil penalties and injunctive and other relief from each of the funeral home subsidiaries. In July 1993, the Justice Department filed a motion requesting civil penalties of $2 million. On September 19, 1996, the District Court entered a Consent Decree in Settlement which allowed the Company to settle the case, without admitting liability and expressly denying the matters alleged in the complaint, by paying a civil penalty of $122,000 and agreeing to certain administrative requirements on a prospective basis. Compliance with the administrative requirements will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    Osiris Holding Co., S.A. de C.V. et al. vs. Jaime Arrangoiz Gayosso et al., Ordinary Mercantile Proceedings in the Superior Court of Justice of the Federal District of Mexico, United Mexican States, Thirteenth Civil Court. This suit was brought in September 1994 by The Loewen Group Inc. and a Mexican affiliate (collectively, "Loewen") against the Company, the Mexican corporations acquired by the Company in August 1994, and the shareholders of those corporations. The suit alleges that the sale of those corporations to the Company violated a previous option granted by the shareholders to Loewen. The suit originally requested a judicial declaration that Loewen properly exercised its option prior to the purchase by the Company and that Loewen thereby acquired title to the corporations. The suit also sought unspecified damages. The Company believes the suit is without merit and intends to defend it vigorously. The Company was advised by its Mexican counsel that Loewen has dismissed the Company from the suit and has relinquished its claim of ownership to the stock of the corporations, thereby limiting itself to a claim for damages. Although the corporations, which are now subsidiaries of the Company, remain defendants, the Company does not believe that they have any liability for damages and believes that they are entitled to indemnity from the sellers to the extent that they are held liable.

    Other. The Company and certain of its subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    The Company carries insurance with coverages and coverage limits that it believes to be adequate in the death care industry. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 4(a).  Executive Officers of the Registrant

    The following table sets forth certain information with respect to the executive officers of the Company. Executive officers are appointed by and serve at the pleasure of the Board of Directors, subject in certain cases to rights under existing employment agreements. Each of the following has served the Company in the capacity indicated for more than five years, except as indicated below.

   Name                     Age                    Position
  ______                   _____                  _________

Frank B. Stewart, Jr.        61           Chairman of the Board<F1>

Joseph P. Henican, III       48           Vice Chairman of the Board and
                                           Chief Executive Officer<F2>

William E. Rowe              50           President, Chief Operating Officer
                                           and Director<F3>

Ronald H. Patron             52           Executive Vice President,
                                           President-Corporate Division,
                                           Chief Financial Officer and
                                           Director

Gerard C. Alexander          57           Executive Vice President and
                                           President-Central Division<F4>

Richard O. Baldwin, Jr.      50           Executive Vice President and
                                           President-Corporate Development
                                           Division<F5>

Brian J. Marlowe             50           Executive Vice President and
                                            President-Eastern Division<F6>

Andrew H. McEachern          59           President-Australian Division<F7>

Lawrence B. Hawkins          48           Senior Vice President and
                                           President-Investors Trust, Inc.

Brent F. Heffron             47           Senior Vice President and
                                           President-Southern Division<F8>

Raymond C. Knopke, Jr.       41           Senior Vice President and
                                           President-Western Division<F9>

Kenneth C. Budde             49           Senior Vice President-Finance,
                                           Chief Accounting Officer,
                                           Secretary and Treasurer

_____________________

<F1> Mr. Stewart served as interim Chief Executive  Officer from November
     1, 1994, upon the resignation of Lawrence M. Berner as President and Chief Executive Officer, until February 1, 1995, when Joseph P. Henican, III assumed the office of Chief Executive Officer.

<F2> Mr. Henican has served as Vice Chairman of the Board since May 1991, and as Chief Executive Officer since February 1, 1995. Prior to that time, he was a partner in the law firm Henican, James & Cleveland, where he served as general counsel to the Company for more than 13 years.

<F3> Mr.  Rowe  assumed the office of President on November 1, 1994  upon the resignation of Lawrence M. Berner as President and Chief Executive Officer. He became Senior Executive Vice President and Chief Operating Officer in April 1994. Prior to that time, he served as President of the Company's former Mid-Atlantic Division since 1987 and as Executive Vice President and President of the former Mid-Atlantic Division since May 1991. He became a director of the Company in April 1994.

<F4> Mr. Alexander has served  as  Executive Vice President and President of the Company's Central Division since August 1, 1995. Prior to that time, he served as Executive Vice President and President of the Company's former South Central Division.

<F5> Mr. Baldwin  has served as Executive Vice President and President of the Company's Corporate Development Division since August 1, 1995. Prior to that time, he served as Executive Vice President and President of the Company's former Southeast Division.

<F6> Mr. Marlowe  has served as Executive Vice President and President of the Company's Eastern Division since August 1, 1995. From April 1994 to July 1995, he served as Executive Vice President and President of the Company's former Mid-Atlantic Division. From November 1992 to April 1994 he served as Chief Operating Officer of the Company's former Mid-Atlantic Division's Northern Region. Prior to that time, he was the President of Richmond Memorial Parks, Inc. and Executive Vice President of Parklawn Memorial Park, Inc.

<F7> Mr. McEachern has served as  President  of  the Company's Australian
     Division since December 1994. Prior to that time, he served as the Chief Executive Officer and Managing Director of Credit Union Australia Limited.

<F8> Mr. Heffron was appointed President of the  Company's  newly  formed
     Southern Division, effective January 1, 1997. From November 1992 to December 1996, he served as President and Chief Operating Officer of the Central Region of the Company's Eastern Division and Vice President of the Company's former Mid-Atlantic Division. From February 1992 to October 1992, Mr. Heffron served as President of Catawba Memorial Park and Funeral Home, which was acquired by the Company in February 1992. Prior to the acquisition, Mr. Heffron served as President of Catawba Memorial Park and Funeral Home.

<F9> Mr. Knopke was appointed President of  the  Company's  newly  formed
     Western Division, effective January 1, 1997. From December 1993 to December 1996, he served as President and Chief Operating Officer of the South Atlantic Region of the Company's Eastern Division. Prior to that time, he served as President of Baldwin Fairchild Cemeteries and Funeral Homes, which was acquired by the Company in 1983.

                                PART II

Item 5.  Market  for  Registrant's Common Equity and Related Shareholder
Matters

Market Information

    The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol STEI. The following table sets forth, for the periods indicated, the range of high and low bid prices, as reported by the Nasdaq National Market. Prices for fiscal year 1995 and for the first three quarters of fiscal year 1996 have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend on June 21, 1996. At January 8, 1997, there were 1,150 record holders of the Company's Class A Common Stock.

                                                      High         Low
                                                     _______      ______
Fiscal Year 1996
  Fourth Quarter                                        36         26 3/4
  Third Quarter                                         32 11/64   24 1/2
  Second Quarter                                        31         24 43/64
  First Quarter                                         26 11/64   21 11/64

Fiscal Year 1995
  Fourth Quarter                                        24         20 11/64
  Third Quarter                                         22 43/64   18 1/2
  Second Quarter                                        18 21/64   15 53/64
  First Quarter                                         16 1/2     15 1/2


Dividends

    The Company declared quarterly dividends of $.007 per share on its Class A and Class B Common Stock during the first three quarters of fiscal year 1995, $.013 per share during the fourth quarter of fiscal year 1995 and the first two quarters of fiscal year 1996, and $.02 per share during the last two quarters of fiscal year 1996. The Company intends to continue its current policy of declaring quarterly cash dividends on the Class A and Class B Common Stock in the amount of $.02 per share. The declaration and payment of dividends is at the discretion of the Board of Directors and will depend on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. The most restrictive of the Company's credit agreements restricts the payment of dividends on, and repurchases of, the capital stock of the Company in amounts in excess of 20% of the Company's consolidated net earnings for the previous four fiscal quarters.

Sales of Unregistered Equity Securities

    During the fourth quarter of fiscal year 1996, the Company did not sell any unregistered equity securities.

Item 6.  Selected Financial Data

     The following selected consolidated financial data for the fiscal years ended October 31, 1992 through 1996 are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                  Selected Consolidated Financial Data
             (Dollars in thousands, except per share data)

                                                            Year Ended October  31,
                                     _________________________________________________________________

                                     1996           1995            1994        1993          1992
                                    _______         _______         ______     _______        ______
Statement of Earnings Data:
Revenues:
     Funeral                      $ 225,461      $ 188,991       $ 116,266    $ 75,348     $  61,493
     Cemetery<F1>                   207,926        179,831         138,092     107,315        83,338
                                  ___________    ____________   ___________  ___________   ___________
     Total revenues                 433,387        368,822         254,358     182,663       144,831
Gross profit:
     Funeral                         72,239         55,309          31,785      22,398        17,227
     Cemetery(1)                     45,879         34,434          25,812      19,032        14,446
                                  ___________    ____________   ___________  ___________   ___________
     Total gross profit             118,118         89,743          57,597      41,430        31,673
Corporate general and
        administrative              (14,096)       (11,113)         (8,157)     (7,223)       (5,030)
                                  ___________    ____________   ___________  ___________   ___________
Operating earnings before performance-
  based stock options               104,022         78,630          49,440      34,207        26,643
Performance-based stock options        -           (17,252)            -           -            -
                                  ___________    ____________   ___________  ___________   ___________
Operating earnings                  104,022         61,378          49,440      34,207       26,643
Interest expense                    (26,051)       (22,815)         (8,877)     (6,540)      (5,414)
Investment and other income           4,104          2,937           1,635       1,902        1,221
Distributions to prior ITI
    shareholders<F2>                   -               -               -            -        (1,508)
                                  ___________    ____________   ___________  ___________   ___________
Earnings from continuing operations
  before income taxes              $ 82,075       $ 41,500<F3>    $ 42,198    $ 29,569     $ 20,942
                                  ===========    ============   ===========  ===========   ===========
Earnings from continuing
   operations                      $  51,297      $ 26,145<F3>    $ 27,253    $ 18,839     $ 14,195
                                  ===========    =============  ===========  ===========   ===========
Earnings per common share from
  continuing operations<F4>        $    1.24      $    .72<F3>    $    .85    $    .71     $    .64
                                   ==========    =============   ==========  ===========   ===========
Weighted average common shares
  outstanding (in thousands)<F4>      41,410        36,386          31,910      26,535       22,239
                                    ==========    =============  ==========  ===========    ==========

Dividends declared per common
   share<F4>                       $    .066      $   .033        $   .027     $  .018     $   .005
                                    ==========    ============   ==========  ===========   ===========


                                                          October 31,
                                    ________________________________________________________
                                    1996          1995         1994       1993       1992
                                    ______       _______      _______     _______  ________
Balance Sheet Data:
  Assets                        $  1,365,941  $ 1,072,435  $  759,390  $  455,942  $ 299,996
  Long-term debt, less current
    maturities                       515,901      317,451     260,913     122,517     82,740
  Shareholders' equity               547,447      483,978     325,671     232,006    143,134


                              Selected Consolidated Operating Data

                                                Year  Ended  October 31,
                                    ____________________________________________
                                      1996      1995     1994     1993     1992
                                    _______   _______  _______  ________  ______
Operating Data:
  Funeral homes in operation at end
    of period                           298      161       105      76        48

  At-need funerals performed         38,351   37,263    23,539  14,588    12,365
  Prearranged funerals performed     15,422    9,225     7,571   6,320     5,449
                                    _______  _______   _______ _________ ________
    Total funerals performed         53,773   46,488    31,110  20,908    17,814

  Prearranged funerals sold          37,545   33,787    26,637  17,859    15,250
  Backlog of prearranged funerals
    at end of period                294,829  222,532   183,886 130,610   112,801

  Cemeteries in operation at end
    of period                           120      105        90      57        35
  Interments performed               46,007   42,480    33,118  26,557    22,107

____________________________

<F1> Includes  the  Company's  construction  and  sales  operations, which previously were classified as a separate industry segment.

<F2> Investors  Trust,  Inc.  ("ITI"),  which  generally  administers  the
     Company's trust funds and escrow accounts, was acquired by the Company on November 1, 1992.

<F3> Includes a non-recurring, non-cash charge  of  $17.3  million  ($10.9 million, or $.30 per share, after-tax) recorded during the third quarter of fiscal year 1995 in connection with the vesting of the Company's performance-based stock options.

<F4> Fiscal  years 1992 and 1993 reflect the Company's three-for-two split of its Class A and Class B Common Stock effected December 1, 1993 by means of a 50% stock dividend. Additionally, all periods presented reflect the Company's three-for-two split effected June 21, 1996 by means of a 50% stock dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The death care industry in the United States is undergoing a transition in which many family-owned firms are consolidating with larger organizations such as the Company. In addition, the Company believes that this trend has now begun to evolve in other countries, particularly in Europe, Canada, Australia, New Zealand and Mexico. Although the Company's future participation in this consolidation cannot be guaranteed, the Company believes that it has been successful in identifying and acquiring firms that have enhanced shareholder value, and it will continue to explore expansion opportunities in foreign countries, although it expects most of its expansion to continue to occur in the United States.

     Two other trends affecting the death care industry are the death rate and average age of the population. Industry studies indicate that while the death rate is declining slightly, the average age of the population is increasing. This is expected to result in a long-term, small, though stable, increase in the number of deaths, despite short-term deviations. More importantly, because of the Company's emphasis on prearranged sales, it anticipates that the aging of the population will create additional opportunities for the Company to expand its customer base since the principal market for these prearranged services is the more mature and fastest growing segment of the population.

     The Company's funeral and cemetery business includes prearranged sales funded through trust and escrow arrangements, as well as maintenance of cemetery grounds funded through perpetual care funds. The Company's investment strategy for these funds is partially dependent on the ability to withdraw net realized capital gains from these funds. Such withdrawal is not permitted for perpetual care funds in certain jurisdictions in which the Company operates. Accordingly, funds for which net capital gains are permitted to be withdrawn typically are invested in a diversified portfolio consisting principally of U.S. government securities, other interest-bearing securities and preferred stocks rated A or better, publicly-traded common stocks, money market funds and other short-term investments.

     The Company recognizes as revenue on a current basis all dividends and interest earned and realized capital gains (including capital gains in perpetual care funds from which net realized capital gains may be withdrawn), from the sale of securities held in trust funds and escrow accounts. The composition of trust and escrow income from funds, especially those including common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its domestic funds, including those in Puerto Rico, which include investments in common stock, the Company seeks an overall annual rate of return within a range of 8.5-9.0%. In the past three years, such funds have generated overall annual rates of return that approximate that range. However, no assurance can be given that the Company will be successful in achieving any particular rate of return.

     Certain statements made herein that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and therefore are inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements."

     For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of both periods being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or funeral homes opened during either period being compared are referred to as "Acquired Operations."

Results of Operations

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995

Funeral Segment
                                               Year Ended
                                              October  31,
                                              _____________   Increase
                                              1996    1995   (Decrease)
                                             _______ ______  ____________
                                                  (In millions)
      Funeral Revenue
      _______________

     Existing Operations                     $ 144.6  $ 146.5   $ (1.9)
     Acquired Operations                        52.2     19.5     32.7
     Revenue from prearranged
       funeral trust funds and
       escrow accounts                          28.7     23.0      5.7
                                             ________  ________ ________
                                             $ 225.5  $ 189.0    $36.5
                                             ========  ======== ========
     Funeral Costs

     Existing Operations                     $ 112.7  $ 118.7   $(6.0)
     Acquired Operations                        40.5     15.0    25.5
                                             ________ ________ _________
                                             $ 153.2  $ 133.7  $ 19.5
                                             ======== ======== =========
     Funeral Segment Profit                  $  72.3  $  55.3  $ 17.0
                                             ======== ======== =========


     Funeral revenue increased $36.5 million, or 19%, in fiscal year 1996, as compared with the prior fiscal year. The Company experienced a $1.9 million decrease in revenue from Existing Operations as a result of a decline in sales of certain prearranged funeral merchandise from fiscal year 1995 to fiscal year 1996, and a $4.9 million decline in funeral revenue from the Company's Mexican operations due to a 26% devaluation of the Mexican peso from fiscal year 1995 to fiscal year 1996. Additionally, there was a 5.5% decrease in the number of domestic funeral services performed by Existing Operations (6.7% total). The decline in revenue was offset partially by a 7% increase in average revenue per funeral service performed due principally to price increases and improved merchandising. The Company believes that the decline in the number of funeral services performed is attributable to a decline in the number of deaths in certain of the Company's markets and increased competition from low-cost funeral service providers in certain markets.

     The $6.0 million, or 5%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors, a $3.6 million decrease in costs attributable to the Company's Mexican operations due to the devaluation of the Mexican peso noted above, and the decline in funeral services noted above. Existing Operations achieved improved profit margins resulting primarily from the increased cost controls and the increased average revenue per funeral service mentioned above.

     The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes in fiscal year 1996 which are not reflected in the 1995 period presented above.

     The $5.7 million increase in revenue from prearranged funeral trust fund and escrow accounts was attributable to a 22% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the return on the Company's domestic funds, which return is still within the Company's goal of 8.5-9.0%. The return on the peso-denominated investments of the Mexican subsidiaries, which comprise approximately 10% of the Company's total funeral trust portfolio, averaged 23% for the fiscal year ended October 31, 1996. The return on the Mexican funds partially offset the 26% devaluation and associated decline in funeral revenue discussed above and the approximate 29% inflation experienced during the year.

Cemetery Segment

                                               Year Ended
                                              October  31,
                                              _____________   Increase
                                              1996    1995   (Decrease)
                                             _______ ______  ____________
                                                  (In millions)
      Cemetery Revenue

     Existing Operations                     $ 179.1  $ 168.8  $ 10.3
     Acquired Operations                        19.7      5.5    14.2
     Revenue from merchandise trust
        funds and escrow accounts                9.1      5.5     3.6
                                             ________ ________ _________
                                             $ 207.9  $ 179.8  $ 28.1
                                             ======== ======== =========
      Cemetery Costs

     Existing Operations                     $ 145.4  $ 140.5  $  4.9
     Acquired Operations                        16.6      4.9    11.7
                                             ________ _______ __________
                                             $ 162.0  $ 145.4  $ 16.6
                                             ======== ======= =========
     Cemetery Segment Profit                 $  45.9  $  34.4  $ 11.5
                                             ======== ======= =========

     Cemetery revenue increased $28.1 million, or 16%, in fiscal year 1996, as compared to fiscal year 1995, due principally to a $14.2 million increase in revenue from Acquired Operations and a $10.3 million increase in revenue from Existing Operations. Costs increased during this same period by $16.6 million, of which $11.7 million was attributable to Acquired Operations. The $10.3 million, or 6%, increase in revenue from Existing Operations, and the $4.9 million, or 3.5%, increase in costs from Existing Operations were due principally to the significant decrease in fiscal year 1996, as compared to fiscal year 1995, in the revenue and direct cost deferral required by the accounting principles prescribed for sales of real estate. These factors and others, including certain cost control measures implemented by the Company, contributed to an increase in the profit margin of Existing Operations. The increase in revenues and costs associated with Acquired Operations resulted primarily from the acquisition of cemeteries during fiscal year 1996 which are not reflected in the 1995 period presented above.

     The $3.6 million increase in revenue from merchandise trust funds and escrow accounts was attributable principally to a 30% growth in the average balance in the merchandise trust funds and escrow accounts, resulting primarily from current year payments deposited into the funds, along with funds added through acquisitions, coupled with an increase in the return on the funds, which return is still within the Company's goal of 8.5-9.0%.

Other

     Corporate general and administrative expenses increased $3.0 million in fiscal year 1996, to 3.3% of revenue, as compared to 3.0% in fiscal year 1995. The increase in these expenses is the result of activities to support the Company's growth, including approximately $2.0 million expensed in an undertaking to centralize and standardize certain financial and administrative functions. Management expects to incur additional costs in fiscal year 1997 related to the continuous improvement process, which costs are not expected to be material.

     During the quarter ended July 31, 1995, the Company determined that achievement of the objectives of its performance-based stock option plan had become probable. In connection with this determination, the Company recorded a non-cash charge of $17.3 million, or $10.9 million after tax, in July 1995. Additionally, the Company accelerated the exercisability of the options, thereby establishing the total charge to earnings. For additional information about the Company's performance-based stock option charge, see "Year Ended October 31, 1995 Compared to Year Ended October 31, 1994--Other."

     Interest expense increased $3.2 million during fiscal year 1996 when compared to fiscal year 1995. The increase resulted from an increase in average borrowings, which was partially offset by a decrease in average interest rates from 7.2% to 6.7%. Approximately $378.8 million of the outstanding borrowings at October 31, 1996 was subject to short-term variable interest rates averaging approximately 6.2%.

     Investment and other income increased $1.2 million during fiscal year 1996 when compared to fiscal year 1995, due principally to a $1.6 million gain on the condemnation sale of land in fiscal year 1996.

     The Company experienced an increase in its effective tax rate from 37.0% in fiscal year 1995 to 37.5% in fiscal year 1996. For fiscal year 1997, the Company anticipates that its effective tax rate will decline slightly as a result of reducing the costs of foreign taxes.

Year Ended October 31, 1995 Compared to Year Ended October 31, 1994

Funeral Segment

                                               Year Ended
                                              October  31,
                                              _____________
                                              1995    1994     Increase
                                             _______ ______  ____________
                                                  (In millions)
   Funeral Revenue

   Existing Operations                      $ 104.4  $ 84.4     $ 20.0
   Acquired Operations                         61.6    17.6       44.0
   Revenue from prearranged funeral
     trust funds and escrow accounts           23.0    14.3        8.7
                                            ________ ________   _________
                                            $ 189.0  $ 116.3    $ 72.7
                                            ======== ========  ==========
   Funeral Costs

   Existing Operations                      $  82.1  $  70.2    $ 11.9
   Acquired Operations                         51.6     14.3      37.3
                                            ________ ________   _________
                                            $ 133.7  $  84.5    $ 49.2
                                            ======== =========  =========
   Funeral Segment Profit                   $  55.3  $  31.8    $ 23.5
                                            ======== =========  =========

     Funeral revenue increased $72.7 million, or 63%, in fiscal year 1995, as compared with the prior fiscal year. The increase was due principally to revenue from Acquired Operations and a $20.0 million increase in revenue from Existing Operations. The $20.0 million increase in revenue from Existing Operations resulted principally from a 5.4% increase in the average revenue per funeral service performed, due principally to price increases and improved merchandising, and the fact that, in one area, certain merchandise previously sold through cemetery operations is now being sold through funeral operations with the associated revenues and costs recorded in the funeral segment. Slightly offsetting this increase was a .6% decrease in the number of funeral services performed by Existing Operations as compared to the prior fiscal year. The increase in revenue from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes during fiscal year 1995, which are not reflected in the 1994 period presented above.

     The $8.7 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable primarily to earnings on funds added through the Company's acquisition of certain funeral homes in Mexico in August 1994. The return on the Company's funeral trust funds and escrow accounts, excluding those in Mexico, declined for the year ended October 31, 1995; however, the return on the peso-denominated investments of the Mexican subsidiaries, which comprise less than 10% of the Company's total funeral trust portfolio, averaged approximately 29% for the twelve-month period. The increased earnings on the Mexican funeral trust funds partially offset a decline in earnings on the Mexican operations that resulted from the high level of inflation experienced in Mexico, which approximated 46% for the year ended October 31, 1995, and the approximate 52% devaluation of the peso since November 1, 1994.

     Funeral segment costs increased $49.2 million, or 58%, due principally to Acquired Operations and an $11.9 million increase in costs from Existing Operations. Existing Operations achieved improved profit margins resulting primarily from the lower marginal cost and the increased average revenue per funeral service mentioned above.

Cemetery Segment

                                               Year Ended
                                              October  31,
                                              _____________
                                              1995    1994     Increase
                                             _______ ______  ____________
                                                  (In millions)

   Cemetery Revenue

   Existing Operations                       $ 132.9 $ 127.4   $  5.5
   Acquired Operations                          41.4     7.7     33.7
   Revenue from merchandise trust funds
     and escrow accounts                         5.5     3.0     2.5
                                             ________ ________ ________
                                             $ 179.8 $ 138.1  $ 41.7
                                             ======== ======== =======
   Cemetery Costs

   Existing Operations                       $ 109.8 $ 105.1  $  4.7
   Acquired Operations                          35.6     7.2    28.4
                                             ________ _______ _________
                                             $ 145.4 $ 112.3  $ 33.1
                                            ========= ======= =========
   Cemetery Segment Profit                   $  34.4 $  25.8  $  8.6
                                            ========= ======= =========

     Cemetery revenue increased $41.7 million, or 30%, in fiscal year 1995, as compared with the prior fiscal year. The increase was due principally to a $33.7 million increase in revenue from Acquired
Operations and a $5.5 million increase in revenue from Existing Operations. The $5.5 million, or 4%, increase in revenue from Existing Operations was due principally to an increase in the yield on the perpetual care trust funds and escrow accounts, coupled with an increase in the average balance in those funds, increased sales activity and price increases. Partially offsetting this increase is the fact that, in one area, certain merchandise previously sold through cemetery operations is now being sold through funeral operations with the associated revenue and costs recorded in the funeral segment. Costs increased during this same period by $33.1 million, or 29%, due to costs associated with Acquired Operations, as well as normal inflationary increases. The increase in revenues and costs associated with Acquired Operations resulted primarily from the acquisition of cemeteries during fiscal year 1995 which are not reflected in the 1994 period presented above.

     The $2.5 million increase in revenue from merchandise trust funds and escrow accounts was attributable principally to a 58% growth in the average balance in the merchandise trust funds and escrow accounts, resulting primarily from current year payments deposited into the funds and funds added through acquisitions, coupled with a slight increase in the return on the funds.

Other

     Corporate general and administrative expenses declined to 3.0% of revenue for the year ended October 31, 1995, compared to 3.2% for the same period in 1994, despite an aggregate increase of $2.9 million for the current year. The increase in these expenses is the result of activities to support the Company's growth.

     From November 1, 1992 through October 31, 1995, the Company granted performance-based options to certain officers and other employees for the purchase of a total of 1,650,000 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant date, which ranged from $9.55 to $16.00 per share. The agreements under which the options were granted provided that the options were to become exercisable on December 1, 1996 only if, at any time prior to November 1, 1996, the average of the closing sale price of a share of the Company's Class A Common Stock over five consecutive trading days equaled or exceeded $19.78, and the average annual compounded increase in the Company's earnings per share for the four fiscal years ending
October 31, 1996 was at least 15%. Generally accepted accounting principles require that a charge to earnings be recorded for performance-based options for the difference between the exercise price and the then-current stock price when achievement of the performance objectives becomes probable.

     During May 1995, the stock price objective was achieved, and in July 1995, management determined that the achievement of the earnings objective was probable. Accordingly, during the third quarter of fiscal year 1995, the Company recorded a non-cash charge of $17.3 million ($10.9 million, or $.30 per share, after-tax) for the difference between the option exercise prices and $21.58, the then-market price of the Company's Class A Common Stock. Additionally, in July 1995 the
Compensation Committee of the Board of Directors accelerated the exercisability of the options, thereby establishing the total charge to earnings.

     Interest expense increased $13.9 million during fiscal year 1995 when compared to fiscal year 1994. The increase resulted from an increase in average borrowings, from $158.4 to $319.4 million, which was attributable primarily to the Company's acquisition activity, coupled with an increase in average interest rates from 5.6% to 7.2%. Approximately $173.3 million of the outstanding borrowings at October 31, 1995 was subject to variable interest rates averaging approximately 7.5%.

Liquidity and Capital Resources

     Cash and marketable securities of the Company were $27.1 million at October 31, 1996, an increase of approximately $7.5 million from October 31, 1995. Net cash provided by operating activities was $11.6 million for the year ended October 31, 1996, compared to net cash used in operating activities of $1.8 million for the corresponding period in 1995. The change was due principally to an increase in net earnings and a reduction in the growth of accounts receivable and deferred charges, which were partially offset by a reduction in the growth of deferred revenue and other working capital changes.

     In December 1995, the Company entered into an Amended and Restated Loan Agreement with a group of banks that increased the aggregate amount available under its uncollateralized revolving credit facility ("Credit Facility") from $250 million to $350 million. The number of participating banks increased from six to eight, and the maturity date was extended to October 31, 2000. Interest is payable at a lending bank's prime rate, LIBOR plus a specified spread or a certificate of deposit rate plus a specified spread, at the Company's election.

     On October 31, 1996, the Company and the lenders under the $350 million Credit Facility entered into an agreement whereby the $350 million facility was replaced with a $262 million facility between the lenders and the Company, and an $88 million facility between the lenders and two of the Company's subsidiaries which is guaranteed by the Company. The terms and conditions of the new facilities are identical to those contained in the Credit Facility. As of October 31, 1996, amounts outstanding under the facilities discussed above amounted to $215.8 million and $88.0 million, at weighted average interest rates of 6.04% and 6.48%, respectively.

     In September 1996, the Company entered into a Bridge Loan Agreement with the lead bank in the Company's Credit Facility in the amount of $75 million to facilitate the Company's acquisition of a foreign subsidiary. Borrowings under this facility bear interest at the lending bank's prime rate, LIBOR plus a specified spread or a certificate of deposit rate plus a specified spread, at the Company's election, and have other terms and conditions that are identical to those contained in the Credit Facility. As of October 31, 1996, $75 million was outstanding under this agreement and the weighted average interest rate was 6.01%. The original maturity date of this facility was January 17, 1997, but subsequent to fiscal year end, the maturity date was extended to April 16, 1997. Management anticipates that this facility will be refinanced on a long-term basis.

     Long-term debt at October 31, 1996 amounted to $520.1 million, compared to $322.5 million at October 31, 1995. The Company's long-term debt consisted of $303.8 million under the Company's Credit Facility, a $75.0 million Bridge loan, $125.0 million of senior notes and $16.3 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $4.6 million of term notes incurred principally in connection with acquisitions.

     The Company's credit agreements, including agreements with the holders of the Company's senior notes, require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of 1.0, .7, and .8 to one at October 31, 1996, 1995 and 1994,
respectively. As of October 31, 1996, the Company had $162.5 million of additional borrowing capacity within this parameter, of which $54.5 million was available under its bank facilities.

     The Company's ratio of earnings to fixed charges was 3.98, 2.72 (which includes the $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30, 5.15 and 4.57 for the fiscal years ended October 31, 1996, 1995, 1994, 1993 and 1992, respectively.
Excluding the stock option charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense.

     In October 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering $300 million of unsecured, unsubordinated debt securities. In December 1996, the Company issued $100 million of those debt securities in the form of 6.70% Notes due 2003. Net proceeds were approximately $99.4 million, of which $96.8 million was used to reduce balances outstanding under the Company's bank facilities, with the remaining $2.6 million used for acquisitions and general corporate purposes.

     During fiscal year 1996, the Company completed the acquisition of 134 funeral homes and 15 cemeteries for purchase prices aggregating approximately $179 million, including the issuance of approximately 466,000 shares of Class A Common Stock and $6.1 million of seller-financed acquisition indebtedness.

     Subsequent to fiscal year-end, the Company has completed the acquisition of ten funeral homes for approximately $10.7 million. As of January 10, 1997, the Company also had agreements in principle or letters of intent to purchase 20 funeral homes and four cemeteries for purchase prices aggregating approximately $82.8 million. If these purchases are consummated, the amounts to be paid will be satisfied by a combination of amounts available under the Company's Credit Facility, seller financing and issuance of additional shares of the Company's Class A Common Stock.

     Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $35 million for the fiscal year ending October 31, 1997, which includes the construction of new funeral homes and refurbishing of funeral homes recently acquired.

     Management expects that future capital requirements will be satisfied through a combination of internally generated cash flow and amounts available under its bank facilities. Additional debt and equity financing will be required in connection with future acquisitions.

Inflation

     Inflation has not had a significant impact on the Company's U.S. operations over the past three years, nor is it expected to have a significant impact in the foreseeable future. The Mexican economy, however, currently is experiencing inflation rates substantially in excess of those in the United States.

     Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company will be required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations will be reflected in results of operations, instead of in shareholders' equity. Management does not expect this change to have a material effect on the Company's results of operations.

Other

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. The effect of this pronouncement on the Company's consolidated financial condition is not expected to be material.

Forward-Looking Statements

     Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     The Company's goals for fiscal year 1997 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20%. The Company also expects to complete approximately $150-$200 million in acquisitions, which is consistent with the $179 million, $154 million and $178 million achieved in fiscal years 1996, 1995 and 1994, respectively. For fiscal year 1997, the Company anticipates gross margin improvement of approximately 20 to 40 basis points over its fiscal year 1996 gross margin.

     The Company's strategic plan for the future includes the following goals: (i) achievement of $1 billion in revenue by fiscal year 2001, with 80% from domestic operations, including Puerto Rico, and 20% from foreign operations; and (ii) earnings per share growth of 20% annually.

     Forward-looking statements are based on assumptions about future events and are therefore inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements," below.

Cautionary Statements

     The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the projections made in the forward-looking statements above and in any other forward-looking statements made by, or on behalf of, the Company.

     (1) Achieving projected revenue growth depends upon sustaining the level of acquisition activity experienced by the Company in the last three fiscal years. Higher levels of acquisition activity will increase anticipated revenues, and lower levels of acquisition activity will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

        (a) The Company may be unable to find a sufficient number of businesses for sale at prices the Company is willing to pay.

        (b) In most of its existing markets and in many new markets, including foreign markets, that the Company desires to enter, the Company competes for acquisitions with two other public companies that are substantially larger than the Company. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have to pay in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's
            ability  to  complete   acquisitions   at  prices  it  finds
            attractive.

        (c) Achieving the Company's projected acquisition activity depends on the Company's ability to enter new markets, including foreign markets. Due in part to the Company's lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than the Company, such entry may be more difficult or expensive than anticipated by the Company.

     (2) The level of revenues also is affected by the volume and prices of the properties, products and services sold. The annual sales targets set by the Company are very aggressive, and the inability of the Company to achieved planned increases in volume or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume or price increases at any location depends on numerous factors, including the local economy, the local death rate and competition.

     (3) Another important component of revenue is earnings from the Company's trust funds and escrow accounts, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The performance of the funds is related primarily to market conditions that are not within the Company's control. The size of the funds depends on the level of sales, funds added through acquisitions and the amount of returns that may be reinvested.

     (4) Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income.

     (5) The Company cannot predict whether or when a non-cash charge to earnings may be required in connection with its performance-based stock options. See "1995 Incentive Compensation Plan" in Note 11 to the Company's consolidated financial statements included in Item 8 herein.

     (6) The Company first entered foreign markets in the fourth quarter of fiscal year 1994 and no assurance can be given that the Company will continue to be successful in expanding in foreign markets or that any expansion in foreign markets will yield results comparable to those realized as a result of the Company's expansion in the United States.

     (7) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

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

        (d) The amount and rate of growth in the Company's corporate general and administrative expenses.

        (e) Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

        (f) The Company's debt-to-equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.

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

     The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

Item 8.  Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements

                                                                          Page

        Report of Independent Accountants                                  25
        Consolidated Statements of Earnings for the Years Ended  October
         31, 1996, 1995 and 1994                                           26
        Consolidated Balance Sheets as of October 31, 1996 and 1995        27
        Consolidated  Statements  of  Shareholders' Equity for the Years
         Ended October 31, 1996, 1995 and 1994                             29
        Consolidated  Statements  of Cash  Flows  for  the  Years  Ended
         October 31, 1996, 1995 and 1994                                   30
        Notes to Consolidated Financial Statements                         32

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors
Stewart Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Stewart Enterprises, Inc. and Subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.


                                           COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
December 13, 1996

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
            (Dollars in thousands, except per share amounts)


                                                  Year Ended October 31,
                                             _________________________________
                                               1996         1995         1994
                                              _______     ________     ________
Revenues:
   Funeral                                   $ 225,461    $ 188,991   $ 116,266
   Cemetery                                    207,926      179,831     138,092
                                             ___________ ___________  __________
                                               433,387      368,822     254,358
                                             ___________ ___________  __________
Costs and expenses:
   Funeral                                     153,222      133,682      84,481
   Cemetery                                    162,047      145,397     112,280
                                             ___________ ___________  __________
                                               315,269      279,079     196,761
                                             ___________ ___________  __________
                                               118,118       89,743      57,597
Corporate general and administrative
   expenses                                     14,096       11,113       8,157
                                             ___________ ___________  __________
   Operating earnings before
     performance-based stock options           104,022       78,630      49,440
Performance-based stock options                      -       17,252           -
                                             ___________ ___________  __________
    Operating earnings                         104,022       61,378      49,440
Interest expense                               (26,051)     (22,815)     (8,877)
Investment and other income                      4,104        2,937       1,635
                                             ___________ ___________  __________

   Earnings before income taxes                 82,075       41,500      42,198
Income taxes                                    30,778       15,355      14,945
                                             ___________ ___________  __________
   Net earnings                               $ 51,297     $ 26,145    $ 27,253
                                             =========== =========== ===========

   Earnings per common share                  $   1.24     $    .72    $    .85
                                             =========== =========== ===========

Weighted average common shares outstanding
  (in thousands)                                41,410       36,386      31,910
                                             =========== =========== ===========

      See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except per share amounts)


                                                            October  31,
                                                        _______________________
                               ASSETS                      1996          1995
                                                         _________    _________
Current assets:
   Cash and cash equivalent investments                  $ 24,580      $ 18,226
   Marketable securities                                    2,514         1,346
   Receivables, net of allowances                         109,129        99,156
   Inventories                                             31,044        31,912
   Prepaid expenses                                         4,275         2,980
                                                        ____________ __________

     Total current assets                                 171,542       153,620
Receivables due beyond one year, net of allowances        159,636       125,421
Intangible assets                                         312,154       220,108
Deferred charges                                          101,073        87,793
Cemetery property, at cost                                290,848       248,930
Property and equipment, at cost:
   Land                                                    69,690        36,654
   Buildings                                              197,553       143,565
   Equipment and other                                     80,626        68,898
                                                        ____________ __________

                                                          347,869       249,117
   Less accumulated depreciation                           69,088        56,124
                                                        ____________ __________
   Net property and equipment                             278,781       192,993
Long-term investments                                      48,407        40,191
Other assets                                                3,500         3,379
                                                        ____________ __________
                                                      $ 1,365,941    $1,072,435
                                                        ============ ==========
                                                                   (continued)

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except per share amounts)


                                                            October  31,
                                                       _______________________
                LIABILITIES AND SHAREHOLDERS' EQUITY      1996         1995
                                                        __________  __________
Current liabilities:
   Current maturities of long-term debt                  $ 4,240     $ 5,016
   Accounts payable                                       11,889      16,305
   Accrued payroll                                        12,612      10,618
   Accrued insurance                                       8,341       5,980
   Accrued interest                                        4,621       4,215
   Accrued other                                          14,479      14,996
   Estimated costs to complete mausoleums and lawn
      crypts, and to deliver merchandise                   3,552       6,494
   Income taxes payable                                   10,154       4,015
   Deferred income taxes                                   3,594       4,458
                                                         _________  __________

     Total current liabilities                            73,482      72,097
Long-term debt, less current maturities                  515,901     317,451
Deferred income taxes                                     63,741      51,524
Deferred revenue                                         149,549     136,641
Other long-term liabilities                               15,821      10,744
                                                        __________ ___________
     Total liabilities                                   818,494     588,457

Commitments and contingencies (Note 12)
Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; no shares issued                                 -           -
Shareholders' equity:
   Common stock, $1.00 stated value:
     Class A authorized 150,000,000 shares; issued
      and outstanding 40,022,483 and 39,235,638 shares
      at October 31, 1996 and 1995, respectively          40,022      39,236
     Class B authorized 5,000,000 shares; issued and
      outstanding 1,777,510 shares at October 31, 1996
      and 1995; 10 votes per  share;  convertible  into
      an equal number of Class A shares                    1,778       1,778
   Additional paid-in capital                            306,706     291,946
   Retained earnings                                     215,314     166,785
   Cumulative foreign translation adjustment             (19,058)    (19,123)
   Unrealized appreciation of investments                  2,685       3,356
                                                        __________ __________
     Total shareholders' equity                          547,447     483,978
                                                        __________ __________
                                                     $ 1,365,941  $1,072,435
                                                       =========== ==========

      See accompanying notes to consolidated financial statements.

                                STEWART ENTERPRISES, INC.
                                     AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands, except per share amounts)

                             Common Stock
                          ____________________                                Unrealized
                            Shares             Additional           Foreign   Appreciation              Total
                           Class A               Paid-In  Retained Translation    of       Unearned    Shareholders'
                           and B<F1>   Amount    Capital  Earnings Adjustment Investments Compensation  Equity
                          ____________ _________ ________ ________  _________  _________   ___________ __________
                          (in thousands)
Balance October 31, 1993    28,646<F2>  $ 28,646 $ 88,386 $ 115,481 $    -     $  -        $(506)      $ 232,007
  Net earnings                                               27,253                                       27,253
  Unearned compensation                                                                      253             253
  Sales of common stock      4,101         4,101   61,962                                                 66,063
  Subsidiaries acquired with
     common stock               84            84    1,288                                                  1,372
  Stock options exercised        8             8       54                                                     62
  Foreign translation
     adjustment                                                         (490)                               (490)
  Dividends ($.027 per
    share)<F1>                                                  (849)                                       (849)
                          _____________ _________ _________ _________ ________ _________  __________  ___________

Balance October 31, 1994    32,839<F2>     32,839  151,690   141,885    (490)       -        (253)       325,671
  Net earnings                                                26,145                                      26,145
  Unearned compensation                                                                       253            253
  Sales of common stock      6,081          6,081   97,854                                               103,935
  Subsidiaries acquired
     with common stock       1,460          1,460   30,203                                                31,663
  Stock options exercised    1,866          1,866   37,244                                                39,110
  Purchase and retirement
    of common stock         (1,232)        (1,232) (25,045)                                              (26,277)
  Foreign translation
     adjustment                                                      (18,633)                            (18,633)
  Unrealized appreciation
    of investments                                                              3,356                      3,356
  Dividends ($.033 per
    share)<F1>                                                (1,245)                                     (1,245)
                          _____________ _________ _________ _________ ________ _________  __________  ___________

Balance October 31, 1995    41,014<F2>     41,014  291,946   166,785  (19,123)   3,356          -        483,978
  Net earnings                                                51,297                                      51,297
  Sales of common stock         38             38      841                                                   879
  Subsidiaries acquired with
     common stock              466            466   11,785                                                12,251
  Stock options exercised      526            526   10,061                                                10,587
  Purchase and retirement of
    common stock              (244)          (244)  (7,927)                                               (8,171)
  Foreign translation
     adjustment                                                            65                                 65
  Unrealized depreciation of
     investments                                                                  (671)                     (671)
  Dividends ($.066 per
     share)<F1>                                                (2,768)                                    (2,768)
                          _____________ _________ _________ _________ ________ _________  __________  ___________

Balance October 31, 1996    41,800<F2>  $ 41,800 $ 306,706  $ 215,314 $(19,058) $ 2,685    $    -       $547,447
                          ============= ========= ========= ========= ========= ========= ==========  ===========

___________________

<F1> Share and per share information has been  adjusted  to  give effect to the two three-
for-two common stock splits effective December 1, 1993, and June 21, 1996.
<F2> Includes 1,778 shares (in thousands) of Class B Common Stock.

      See accompanying notes to consolidated financial statements.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Dollars in thousands, except per share amounts)

                                                   Year  Ended  October 31,
                                                ______________________________
                                                1996        1995         1994
                                              __________ ___________ __________
Cash flows from operating activities:
  Net earnings                                 $ 51,297    $ 26,145    $  27,253
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                21,701      16,792       11,027
    Performance-based stock options                   -      17,252            -
    Provision for doubtful accounts              23,156      15,698        7,757
    Net gains on sales of marketable
     securities                                  (2,098)       (269)        (873)
    Provision (benefit) for deferred
     income taxes                                (4,676)      1,761       (2,403)
    Changes in assets and liabilities net
     of effects from acquisitions:
      (Increase) decrease in prearranged
       funeral trust receivables                (17,265)    (15,207)       9,600
      Increase in other receivables             (35,918)    (60,684)     (31,580)
      Increase in deferred charges               (7,385)    (19,290)     (13,493)
      Increase in inventories and cemetery
        property                                 (8,812)     (4,603)        (523)
      Increase in accounts payable and accrued
        expenses                                  2,682       7,675        2,390
      Decrease in estimated costs to complete
        mausoleums and lawn crypts, and
        to deliver merchandise                  (10,256)     (7,306)      (3,705)
      Increase in deferred revenue                  250      19,877       14,731
      Increase (decrease) in other               (1,037)        349          198
                                              ____________ ___________ ___________

    Net cash provided by (used in)
        operating activities                     11,639      (1,810)      20,379
                                              ____________ ___________ ___________

Cash flows from investing activities:
  Proceeds from sale of marketable securities     8,648       7,010        6,055
  Purchases of marketable securities and
    long-term investments                       (16,317)    (10,276)     (25,273)
  Purchases of subsidiaries, net of cash,
    seller financing and stock issued          (158,359)    (99,691)    (154,594)
  Additions to property and equipment           (26,332)    (20,676)     (16,997)
  Other                                             471       2,770       (3,581)
                                              ___________ ____________ ____________
    Net cash used in investing activities      (191,889)   (120,863)    (194,390)
                                              ___________ ____________ ____________

                                                             (continued)

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Dollars in thousands, except per share amounts)


                                               Year Ended October 31,
                                              _____________________________
                                               1996        1995       1994
                                             __________ _________ _________
Cash flows from financing activities:
  Proceeds from long-term debt                277,259     202,700  263,468
  Repayments of long-term debt                (90,691)   (165,310)(149,538)
  Issuance of common stock                     11,466     123,122   66,125
  Purchase and retirement of common stock      (8,171)    (26,277)       -
  Dividends                                    (2,768)     (1,245)    (849)
                                             __________ __________ _________
    Net cash provided by financing activities 187,095     132,990  179,206
                                             __________ __________ _________

Effect of exchange rates on cash and
   cash equivalents                              (491)     (1,305)    (110)
                                             __________ __________ _________
Net increase in cash                            6,354       9,012    5,085
Cash and cash equivalents, beginning of year   18,226       9,214    4,129
                                             __________ __________ _________
Cash and cash equivalents, end of year       $ 24,580    $ 18,226  $ 9,214
                                             ========== ========== =========

Supplemental cash flow information:
  Cash paid during the year for:
    Income taxes                             $ 25,100    $ 16,900  $18,300
    Interest                                 $ 26,100    $ 22,800  $ 8,900

Non cash investing and financing activities:
  Subsidiaries acquired with common stock    $ 12,251    $ 31,663  $ 1,372
  Cemetery property acquired with
    long-term debt                           $      -    $     -   $   210

      See accompanying notes to consolidated financial statements.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(1) Summary of Significant Accounting Policies

    (a) The Company

    Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended October 31, 1996, the funeral and cemetery segments were approximately equal in size based on revenue, and contributed approximately 60% and 40% of consolidated gross profit, respectively.

    As of October 31, 1996, the Company owned and operated 298 funeral homes and 120 cemeteries in 22 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand and Canada. The Company commenced its international operations in Mexico in August 1994, and entered Australia in December 1994, New Zealand in April 1996 and Canada in September 1996. For fiscal year 1996, foreign operations contributed approximately 10% of total revenue and 18% of total assets.

    (b) Principles of Consolidation

    The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    (c) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (d) Fair Value of Financial Instruments

    Estimated fair value amounts have been determined using available market information and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of cash and cash equivalents, marketable securities and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amount of long-term investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of the Company's long-term debt, including current maturities, approximates fair value as it bears interest at rates currently available to the Company for debt with similar terms and maturities.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(1) Summary of Significant Accounting Policies--(Continued)

     (e) Inventories

     Inventories   are   stated   at   the   lower   of  cost  (specific
identification and first-in, first-out methods) or net realizable value.

     (f) Depreciation and Amortization

     Property and equipment are depreciated over their estimated useful lives, ranging from 19 to 40 years and from three to 10 years, respectively, primarily using the straight-line method.

     Goodwill, or costs in excess of net assets of companies acquired, totalled approximately $307,318 and $216,262 at October 31, 1996 and 1995, respectively, and is amortized principally over 40 years by the straight-line method. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted expected future cash flows. Other intangible assets are amortized over five years by the straight-line method. Accumulated amortization was approximately $19,506 and $11,743 as of October 31, 1996 and 1995, respectively.

     (g) Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of the shareholders' equity, except for translation adjustments arising from the Company's operations in highly inflationary economies.

     Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company will be required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations will be reflected in results of operations, instead of in shareholders' equity. Management does not expect this change to have a material effect on the Company's results of operations.

     (h) Funeral Revenue

     The   Company   sells  prearranged  funeral  services  and  funeral
merchandise under contracts  that  provide  for delivery of the services and merchandise at the time of death.  Prearranged  funeral services are
recorded as funeral revenue in the period  performed.   Prearranged
funeral merchandise is recognized as revenue upon delivery in jurisdictions where such sales are refundable to the customer; where such sales
are not refundable,  revenue  is recognized  currently.   Prearranged
funeral services and merchandise generally are financed either through trust funds or escrow accounts established by the Company, or through insurance. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser's option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(1) Summary of Significant Accounting Policies--(Continued)

     The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by all prearranged funeral trust funds and escrow accounts except in those states where earnings revert to the customer if a prearranged funeral service or funeral merchandise contract is cancelled. Principal and earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

     Commissions and direct marketing costs relating to prearranged funeral services and refundable prearranged funeral merchandise sales are deferred and amortized as the funeral contracts are fulfilled, whereas costs incurred related to the sale of non-refundable prearranged funeral merchandise are expensed as incurred. Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred.

     Funeral services sold at the time of need are recorded as funeral revenue in the period performed.

     (i) Cemetery Revenue

     Cemetery revenue is accounted for in accordance with the principles prescribed for accounting for sales of real estate. Those principles require, among other things, the receipt of a certain portion of an installment sale price prior to the recognition of any revenue or cost on a contract. The Company recognizes income currently from unconstructed mausoleum crypts sold to the extent it has available inventory. Costs of mausoleum and lawn crypts sold but not yet constructed are based upon management's estimated cost to construct these items.

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of prearranged cemetery merchandise be placed in trust funds or escrow accounts. In those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically deposits on a voluntary basis approximately 110% of the cost of the cemetery merchandise into escrow accounts. The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by prearranged merchandise trust funds or escrow accounts. At the same time, the liability for the estimated cost to deliver merchandise is adjusted through a charge to earnings to reflect inflationary merchandise cost increases. Principal and earnings are withdrawn only as the merchandise is delivered or contracts are cancelled.

     Pursuant to perpetual care contracts and laws, a portion, generally 10%, of the proceeds from cemetery property sales is deposited into perpetual care trust funds or escrow accounts. In addition, in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically deposits on a voluntary basis a portion, generally 10%, of the sale price into escrow accounts. The income from these funds, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the consolidated financial statements, except for voluntary escrow funds established by the Company, which are classified as long-term investments. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

     A portion of the sales of cemetery property and merchandise is made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(1) Summary of Significant Accounting Policies--(Continued)

    (j) Income Taxes

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The Company has not provided for possible U.S. federal income taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

    (k) Earnings Per Common Share

    Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period, which have been adjusted for the Company's three-for-two common stock split effective on June 21, 1996.

    (l) Recent Accounting Standards

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. The effect of this pronouncement on the Company's consolidated financial condition is not expected to be material.

    (m) Reclassifications

    Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the presentation used in the 1996 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(2) Acquisition of Subsidiaries

    During the year ended October 31, 1996, the Company purchased 134 funeral homes and 15 cemeteries. The aggregate purchase price was approximately $179,000, including the issuance of approximately 466,000 shares of Class A Common Stock.

    During the year ended October 31, 1995, the Company purchased 55 funeral homes and 15 cemeteries. The aggregate purchase price was approximately $154,400, including the issuance of approximately 1,460,000 shares of Class A Common Stock.

    During the year ended October 31, 1994, the Company purchased 27 funeral homes and 33 cemeteries. The aggregate purchase price was approximately $177,600, including the issuance of approximately 84,000 shares of Class A Common Stock.

    These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(2) Acquisitions of Subsidiaries--(Continued)

    The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during fiscal year 1996 as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                           Year Ended October 31,
                                           ______________________
                                           1996            1995
                                         __________     ___________
                                                (Unaudited)
Revenues                                 $ 471,146       $ 424,463
                                         ============= =============

Net earnings                             $  49,448       $  22,666
                                         ============= =============
Earnings per common share                $    1.19       $     .62
                                         ============= =============

Weighted average common shares
   outstanding (in thousands)               41,590          36,852
                                         ============= =============


    The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                   Year  Ended October 31,
                                           ___________________________________

                                             1996          1995         1994
                                          ___________ __________    __________

Current assets                            $ 21,380      $ 8,991       $ 13,786
Receivables due beyond one year              1,973        3,832         11,740
Cemetery property                           25,260       46,482         94,059
Property and equipment                      72,949       52,552         33,245
Deferred charges and other assets            9,889        3,787          4,843
Intangible assets                           98,230       92,291         82,573
Current liabilities                        (10,396)     (22,990)       (29,820)
Long-term debt                             (10,388)     (10,767)        (7,060)
Deferred income taxes                      (15,640)     (11,460)       (20,698)
Deferred revenue and other liabilities     (22,647)     (31,364)       (26,702)
                                         ____________ ____________  ___________
                                           170,610      131,354        155,966
Common stock used for acquisitions          12,251       31,663          1,372
                                          ___________ ____________ ____________
Cash used for acquisitions               $ 158,359     $ 99,691      $ 154,594
                                          =========== ============ ============

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(3) Prearranged Funeral Services

    The following summary reflects prearranged funeral services sold, but not yet delivered, which are funded with trusts, escrow accounts and insurance, and related prearranged funeral trust fund and escrow account balances. The trust- and insurance-funded balances are not reflected in the accompanying consolidated financial statements. Amounts which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required aggregated $26,003 and $25,034 at October 31, 1996 and 1995, respectively, and are classified as long-term investments. Amounts deposited in the trust funds and escrow accounts and funded through insurance are available to the Company when the services are performed. Funds held in trust or escrow are invested and the revenue on the funds (including net realized capital gains) of $28,709, $23,029 and $14,347 is reflected in funeral revenue for 1996, 1995 and 1994, respectively.

    In July 1994, pursuant to a Texas statute  and  the  approval of the
Texas Banking Commissioner, the Company withdrew funds ("excess earnings") in the amount of $18,800 from its Texas prearranged funeral trust funds. The amount withdrawn was voluntarily transferred into a funeral escrow account which the Company intends to use to fund future prearranged funeral services. The funeral escrow fund is classified as a long-term investment in the accompanying consolidated balance sheets.


                                                                October 31,
                                                          _______________________
                                                            1996          1995
                                                          __________  ___________
  Trust or escrow funded:
    Prearranged funeral services sold, but not delivered  $ 445,301    $ 359,674
                                                         ===========  ===========

    Investments at market value                           $ 349,415    $ 261,823
    Receivables to be collected on prearranged funeral
     service contracts                                       97,053       96,346
                                                          __________  ___________

                                                          $ 446,468    $ 358,169
                                                          =========== ===========

  Insurance-funded and other prearranged funeral services $ 141,725    $ 101,950
                                                          =========== ===========

  Investments consist of:
    U.S. Government, U.S. agencies and municipalities     $ 67,852     $  56,096
    Corporate bonds                                         63,720        48,961
    Preferred stocks                                        29,906        30,919
    Common stocks                                           38,511        32,351
    Money market funds and other short-term investments    110,540        59,326
    Short-term fixed income foreign investments             33,585        24,945
                                                          ___________ ___________
      Total value at cost                                  344,114       252,598
    Net unrealized appreciation                              5,301         9,225
                                                          ___________ ___________
    Total value at market                                $ 349,415    $  261,823
                                                          =========== ===========

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(4) Cemetery Revenue

    The following summary reflects the Company's merchandise trust fund and escrow account balances, as well as merchandise sold, but undelivered, at current cost. Merchandise sold, but undelivered, is reflected at current cost as a liability in the accompanying consolidated balance sheets net of the related merchandise trust fund and escrow account balances and accumulated earnings, except for $17,339 and $14,483 classified as long-term investments at October 31, 1996 and 1995, respectively. These amounts represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Amounts deposited in the trust funds and escrow accounts are invested and the revenue on the funds (including net realized capital gains) of $9,082, $5,471 and $3,020 is reflected in cemetery revenue for 1996, 1995 and 1994, respectively. Amounts deposited in merchandise trust funds and escrow accounts that are invested in debt securities as of October 31, 1996 totalled $42,381 and are scheduled to mature as follows: $442 in less than one year; $23,508 in one through five years; $17,059 in five through ten years; and $1,372 in more than ten years.

                                                                         October 31,
                                                                      ___________________
                                                                      1996          1995
                                                                      _______      ______
  Merchandise trust funds and escrow accounts:
     Merchandise sold, but not delivered, at current cost            $ 101,834     $ 87,480
                                                                     ==========   ==========

     Investments at market value                                     $ 113,530     $ 89,125
     Amounts to be collected on merchandise contracts                   37,290       35,401
                                                                     __________    _________
                                                                     $ 150,820     $124,526
                                                                     ==========    =========

    Investments consist of:
     U.S. Government, U.S. agencies and municipalities               $  25,194     $ 22,354
     Corporate bonds                                                    27,140       16,831
     Preferred stocks                                                    7,126        8,870
     Common stocks                                                      16,107       10,277
     Money market funds and other short-term investments                34,934       27,323
                                                                     ___________   __________
     Total value at cost                                               110,501       85,655
     Net unrealized appreciation                                         3,029        3,470
                                                                     ___________   __________
     Total value at market                                           $ 113,530     $ 89,125
                                                                     ===========   ==========

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(4) Cemetery Revenue--(Continued)

     The following summary reflects the Company's perpetual care trust fund and escrow account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial
statements,  except  for  $1,115  and  $674,  classified   as  long-term
investments as of October 31, 1996 and 1995, respectively, which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Funds held in trust or escrow are invested, and the earnings withdrawn from the trust funds and escrow accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 1996, 1995 and 1994, such withdrawals, included in cemetery revenue, totalled $15,056, $13,265 and $8,875, respectively.

                                                            October 31,
                                                         ____________________
                                                           1996         1995
                                                         _________    _______
    Perpetual care trust funds and escrow accounts:
   Investments at market value                          $ 144,916   $ 134,487
   Amounts to be collected under existing agreements        7,341       8,340
                                                        __________  _________
                                                        $ 152,257   $ 142,827
                                                        ==========  =========
    Investments consist of:
   U.S. Government, U.S. agencies and municipalities    $  29,400   $  28,067
   Corporate bonds                                         44,215      42,815
   Preferred stocks                                         2,352       2,983
   Common stocks                                           24,573      18,003
   Money market funds and other short-term investments     34,859      26,917
   Other long-term investments                                129       3,522
                                                        __________  _________
   Total value at cost                                    135,528     122,307
   Net unrealized appreciation                              9,388      12,180
                                                        __________  _________
   Total value at market                                $ 144,916   $ 134,487
                                                        ==========  =========

(5) Cash and Cash Equivalent Investments

     The following is a summary of cash and cash equivalent investments. The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits.


                                                       October 31,
                                                   ______________________
                                                   1996            1995
                                                 ___________  ___________

     Cash                                         $ 19,790     $ 11,192
     Cash equivalent investments                     4,790        7,034
                                                  __________  ___________
                                                  $ 24,580     $ 18,226
                                                  ==========  ===========

(6) Marketable Securities and Long-term Investments

     Marketable securities consist of investments in fixed maturities and equity securities. The market value at October 31, 1996 and 1995 was $2,514 and $1,346, which included gross unrealized gains of $345 and $301, respectively. The Company realized net gains on the sales of securities of $2,098, $269 and $873 for the years ended October 31, 1996, 1995 and 1994, respectively. The cost of securities sold was determined by using the average cost method.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(6) Marketable Securities and Long-term Investments--(Continued)

    The market value of long-term investments at October 31, 1996 and 1995 was $48,407 and $40,191, which included gross unrealized gains of $1,409 and $2,463, and gross unrealized losses of $437 and $396, respectively. Amounts classified as long-term investments and invested in debt securities as of October 31, 1996 totalled $17,150 and are scheduled to mature as follows: $0 in less than one year; $4,723 in one through five years; $12,334 in five through ten years; and $93 in more than ten years. See Notes 3 and 4 which include details of the Company's long-term investments.

(7) Receivables
                                                             October 31,
                                                         ___________________
                                                           1996      1995
                                                         ________  _________
    Current receivables are summarized as follows:

     Installment contracts due within one year           $ 64,937   $ 57,689
     Trade accounts, notes and other                       10,610      8,845
     Federal income tax receivable                           -         6,417
     Allowance for sales cancellations and doubtful
       accounts                                            (2,996)    (2,847)
     Amount to be collected for perpetual care funds       (2,401)    (2,884)
                                                         __________ _________
                                                           70,150     67,220
     Funeral receivables                                   36,032     29,483
     Prearranged funeral trust receivable                   2,947      2,453
                                                         __________ ________
          Net current receivables                        $109,129   $ 99,156
                                                         ========== =========

    Long-term receivables are summarized as follows:

     Installment contracts due beyond one year           $119,357   $101,453
     Allowance for sales cancellations                     (3,236)    (3,307)
     Amount to be collected for perpetual care funds       (4,940)    (5,456)
                                                         __________ _________
                                                          111,181     92,690
     Prearranged funeral trust receivable                  48,408     32,650
     Other                                                     47         81
                                                         __________ _________
          Net long-term receivables                      $159,636   $125,421
                                                         ========== =========

    The Company's receivables as of October 31, 1996 are expected to mature as follows:

    Years ending October 31,
     1997                                                  $ 109,129
     1998                                                     33,955
     1999                                                     26,586
     2000                                                     20,915
     2001                                                     16,020
     Later years                                              62,160
                                                            _________
                                                           $ 268,765
                                                            =========

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(8) Inventories and Cemetery Property

     Inventories are comprised of the following:


                                                      October 31,
                                                  ______________________
                                                     1996         1995
                                                  ___________  __________

     Developed cemetery property                   $ 15,837     $ 19,466
     Merchandise and supplies                        15,207       12,446
                                                  ___________ ___________
                                                   $ 31,044     $ 31,912
                                                  =========== ===========

     Cemetery property is comprised of the following:


                                                      October 31,
                                                  ______________________
                                                     1996         1995
                                                  ___________  __________


     Developed cemetery property                    $ 61,185    $ 45,641
     Undeveloped cemetery property                   229,663     203,289
                                                   ___________ ___________
                                                   $ 290,848    $248,930
                                                   =========== ===========

     The Company evaluates the recoverability of the cost of undeveloped cemetery property through comparison with undiscounted expected future cash flows.

(9) Long-term Debt

     The following is a summary of long-term debt:


                                                      October 31,
                                                  ______________________
                                                     1996         1995
                                                  ___________  __________

     Credit Facility, amended as described below   $ 303,811   $ 173,311
     Bridge Loan                                      75,000           -
     Senior Notes                                    125,000     125,000
     Other, principally seller financing of
       acquired operations or assumption upon
       acquisition, bearing interest at rates from
       3.0% to 15.0% (weighted average of 6.92% at
       October 31, 1996), partially collateralized
       by assets of subsidiaries, with maturities
       through 2023                                   16,330      24,156
                                                    __________ __________
                                                     520,141     322,467
     Less current maturities                           4,240       5,016
                                                    __________ __________
                                                   $ 515,901   $ 317,451
                                                    ========== ==========

     In December 1995, the Company entered into an Amended and Restated Loan Agreement with a group of banks that increased the aggregate amount available under its uncollateralized revolving credit facility ("Credit Facility") from $250,000 to $350,000. The number of participating banks increased from six to eight, and the maturity date was extended to October 31, 2000. Interest is payable at a lending bank's prime rate, LIBOR plus a specified spread or a certificate of deposit rate plus a specified spread, at the Company's election. The Credit Facility provided for a commitment fee of .20% on the average daily amount of the unadvanced portion. In February 1996 the commitment fee was reduced to
 .18% as a result of the Company's debt rating.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(9) Long-term Debt--(Continued)

    On October 31, 1996, the Company and the lenders under the $350,000 Credit Facility entered into an agreement whereby the $350,000 facility was replaced with a $262,000 facility between the lenders and the Company, and an $88,000 facility between the lenders and two of the Company's subsidiaries which is guaranteed by the Company. The terms and conditions of the new facilities are identical to those contained in the Credit Facility. At October 31, 1996, $215,811 was outstanding under the $262,000 facility, with a weighted average interest rate of 6.04%, and $88,000 was outstanding under the $88,000 facility, with a weighted average rate of 6.48%.

    Additionally, the Company has available with a separate financial institution an uncollateralized revolving line of credit ("Revolving Line of Credit Note") used to support the interim cash funding for advances to be made under the Credit Facility in amounts less than $5,000. Borrowings under the Revolving Line of Credit Note are limited to $10,000 and interest is payable at the lending bank's prime rate or certain optional rates at the Company's election. Periodically the Company will pay down the Revolving Line of Credit Note using funds drawn on the Credit Facility. There were no amounts outstanding under the Revolving Line of Credit Note at October 31, 1996 and 1995. Subsequent to fiscal year-end, the maturity of the Revolving Line of Credit Note was extended to December 31, 1997.

    In September 1996, the Company entered into a Bridge Loan Agreement ("Bridge Loan") with the lead bank in the Company's Credit Facility in the amount of $75,000 to facilitate the Company's acquisition of a foreign subsidiary. Borrowings under this facility bear interest at the lending bank's prime rate, LIBOR plus a specified spread or a certificate of deposit rate plus a specified spread, at the Company's election, mature on January 17, 1997 and have other terms and conditions that are identical to those contained in the Credit Facility. As of October 31, 1996, $75,000 was outstanding under this agreement and the weighted average interest rate was 6.01%. The Company has classified the Bridge Loan as noncurrent in the accompanying consolidated balance sheet as it has both the intent and ability to refinance this amount on a long-term basis.

    On December 21, 1993, the Company issued $50,000 of uncollateralized senior notes, bearing interest at a rate of 6.04% and maturing on November 30, 2003. Principal payments of $7,143 are due each year commencing November 30, 1997, with the final payment due on November 30, 2003. On November 7, 1994, the Company issued $75,000 of uncollateralized senior notes with an average maturity of seven years and a weighted average interest rate of 8.44%. Principal payments are due as follows: $15,000 on May 1, 1998, $16,667 on each of November 1, 2000, 2001 and 2002, and $10,000 on November 1, 2006.

    In October 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering $300 million of unsecured, unsubordinated debt securities. In December 1996, the Company issued $100,000 of those debt securities in the form of 6.70% Notes due 2003. Net proceeds were approximately $99,400, of which $96,800 was used to reduce balances outstanding under the Company's bank facilities, with the remaining $2,600 used for acquisitions and general corporate purposes.

    The bank loan agreements and senior note agreements contain various restrictive covenants that limit consolidated funded indebtedness, indebtedness of subsidiaries, the sale of assets to entities outside the consolidated group and the payment of dividends on, and repurchases of, the capital stock of the Company, and the bank loan agreements contain change in control provisions. The amount of retained earnings available for the payment of dividends at October 31, 1996 was approximately $7,492. The Company also is required to maintain specified financial ratios related to cash flow, net worth and fixed charges.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(9)  Long-term Debt--(Continued)

    Principal payments due on the long-term debt, excluding the Credit Facility and the Bridge Loan, for the fiscal years ending October 31, 1997 through October 31, 2001 are approximately $4,240 in 1997, $24,627 in 1998, $8,443 in 1999, $8,849 in 2000 and $24,913 in 2001.

(10) Income Taxes

    Income   tax  expense  (benefit)  is  comprised  of  the   following
components:

                                     U.S. and
                                    Possessions  State  Foreign    Total
  Year Ended October 31,            ___________ _______ ________   _______
  ______________________
    1996:
     Current tax expense            $ 31,128   $ 3,249   $ 1,077   $ 35,454
     Deferred tax expense (benefit)   (6,720)     (307)    2,351     (4,676)
                                    ___________ ________ _________ _________
                                    $ 24,408   $ 2,942   $ 3,428   $ 30,778
                                    =========== ======== ========= =========

    1995:
     Current tax expense            $ 10,610   $ 2,106   $   878   $ 13,594
     Deferred tax expense (benefit)     (521)     (509)    2,791      1,761
                                    __________ _________ ________ __________

                                    $ 10,089   $ 1,597   $ 3,669   $ 15,355
                                    ========== ========= ======== ==========
    1994:
     Current tax expense            $ 15,379   $ 1,764   $   205   $ 17,348
     Deferred tax benefit             (1,745)     (658)       -      (2,403)
                                    __________ _________ _________ __________
                                    $ 13,634   $ 1,106   $   205   $ 14,945
                                    ========== ========= ========= ==========


    The reconciliation of the statutory tax rate to the effective tax rate is as follows:

                                            Year Ended October 31,
                                           _____________________________
                                             1996        1995      1994
                                             ______     _______   _______

    Statutory tax rate                       35.00%      35.00%    35.00%
    Increases (reductions) in tax rate
      resulting from:
     State and U.S. possessions               6.21        7.45      2.03
     Goodwill and other                       2.52        1.35       .94
     Dividend exclusion                      (1.03)      (2.26)    (2.55)
     Foreign tax rate differential           (2.88)      (2.77)        -
     Foreign tax credit                      (2.32)      (1.77)        -
                                            ________    _________ _________
    Effective tax rate                       37.50%      37.00%     35.42%
                                            ========    ========= =========

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(10) Income Taxes--(Continued)

    Deferred tax assets and liabilities consist of the following:

                                                                               October 31,
                                                                        _______________________
                                                                           1996         1995
                                                                         _________    _________
    Deferred tax assets:
     Deferred  revenue  on  cemetery  property  and  merchandise sales    $ 18,466     $ 15,058
     Deferred preneed sales and expenses                                     5,252        5,434
     Estimated cost to deliver merchandise                                   3,293        1,944
     Allowance for sales cancellations and doubtful accounts                 1,131        1,369
     Stock compensation                                                        947        1,583
     Other                                                                     991          436
                                                                         ___________   __________
                                                                            30,080       25,824
                                                                         ____________  __________
    Deferred tax liabilities:
     Purchase accounting adjustments                                        78,857       64,689
     Percentage of completion on long-term contracts                         4,480        4,146
     Equity method investments                                               2,005        2,244
     Unrealized appreciation of investments                                  1,597        1,807
     Foreign trust earnings                                                  5,142        2,791
     Goodwill                                                                2,288        1,735
     Depreciation                                                              737          720
     Other                                                                   2,309        3,674
                                                                         ____________  __________
                                                                            97,415       81,806
                                                                         ____________  __________
                                                                          $ 67,335      $55,982
                                                                         ============  ==========

    Current net deferred liability                                        $  3,594      $ 4,458
    Long-term net deferred liability                                        63,741       51,524
                                                                         ____________  __________
                                                                          $ 67,335      $55,982
                                                                         ============  ==========

    For the years ended October 31, 1996, 1995 and 1994, approximately 12%, 14% and 1%, respectively, of the Company's earnings before income taxes (excluding the performance-based stock option charge in fiscal year 1995), were generated from properties in foreign jurisdictions.

(11) Benefit Plans

Stewart Enterprises Employees' Retirement Trust

    The Company has a defined contribution retirement plan, the "Stewart Enterprises Employees' Retirement Trust (A Profit-Sharing Plan) ("SEERT")." This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15% of their earnings. The first 5% of such employee contributions are eligible for Company matching contributions at the rate of $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1996, 1995 and 1994 was approximately $2,550, $2,250 and $1,540, respectively.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(11) Benefit Plans--(Continued)

Non-qualified Supplemental Retirement and Deferred Compensation Plan

    In January 1994, the Company developed a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15% of their earnings. The first 5% of such employee contributions are eligible for Company matching contributions at the rate of $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1996, 1995 and 1994 was approximately $116, $53 and $0, respectively.

1991 Incentive Compensation Plan

    In May 1991, the Company adopted the 1991 Incentive Compensation Plan, pursuant to which officers and other employees of the Company could be granted stock options, stock awards, restricted stock, performance share awards or cash awards by the Compensation Committee of the Board of Directors. After October 31, 1995, no additional awards have been or will be granted under this plan. From September 25, 1992 through October 31, 1995, the Company granted options that become exercisable based upon the passage of time to officers and other employees for the purchase of a total of 1,452,938 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant date, which ranged from $8.89 to $16.00 per share. The options generally are exercisable in 25% annual increments over the four years following their grant, except that options granted during fiscal year 1995 are exercisable 50% per year over the next two years. On July 25, 1995, the Compensation Committee accelerated by two months the exercisability of options scheduled to become exercisable September 25, 1995. As of October 31, 1996, 986,492 options scheduled to become exercisable based upon the passage of time had been exercised.

    From November 1, 1992 through October 31, 1995, the Company granted performance-based options to certain officers and other employees for the purchase of a total of 1,650,000 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant date, which ranged from $9.55 to $16.00 per share. The agreements under which the options were granted provided that the options were to become exercisable on December 1, 1996 only if, at any time prior to November 1, 1996, the average of the closing sale prices of a share of the Company's Class A Common Stock over five consecutive trading days equaled or exceeded $19.78, and the average annual compounded increase in the Company's earnings per share for the four fiscal years ending October 31, 1996 was at least 15%. Generally accepted accounting principles require that a charge to earnings be recorded for these performance-based options for the difference between the exercise price and the then-current stock price when achievement of the performance objectives becomes probable.

    During May 1995, the stock price objective was achieved, and in July 1995, management determined that the achievement of the earnings objective was probable. Accordingly, during the third quarter of fiscal year 1995, the Company recorded a non-cash charge of $17,252 ($10,869, or $.30 per share, after-tax) for the difference between the option exercise prices and $21.58, the then-market price of the Company's Class A Common Stock. Additionally, in July 1995 the Compensation Committee accelerated the exercisability of the performance-based options, thereby establishing the total charge to earnings. As of October 31, 1996, 1,425,000 performance-based options had been exercised.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(11) Benefit Plans--(Continued)

    Pursuant to the Company's 1991 Incentive Compensation Plan, each director and certain former directors of the Company who are not employees of the Company have received options to purchase 5,625 shares of the Company's Class A Common Stock on each of February 16, 1993, and November 1, 1993, 1994 and 1995. Persons who are not employees of the Company who joined the Board between option grant dates and certain former directors received a reduced number of options based on the number of months of service on the Board prior to the next grant date. The options become exercisable on October 31 following the date of grant, but may be exercised earlier if the director dies, retires from the Board on or after reaching age 65 or becomes disabled. The options expire on October 31, 1997. The exercise price of the options was 80% of the fair market value of the Class A Common Stock on the date of grant. As of October 31, 1996, 121,875 options had been granted pursuant to these provisions of the Plan, and 27,837 options had been exercised.

1995 Incentive Compensation Plan

    In August 1995 the Board of Directors adopted, and in December 1995 and December 1996 amended, the 1995 Incentive Compensation Plan, pursuant to which officers and other employees of the Company may be granted stock options, stock awards, restricted stock, stock appreciation rights, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 7, 1995 through October 31, 1996, the Company granted options to officers and other employees for the purchase of a total of 3,028,706 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $21.00 to $22.17 per share. Two-thirds of the options become exercisable in full on the first day between the date of grant and August 31, 2000 that the average of the closing sale prices of a share of the Company's Class A Common Stock for the 20 preceding consecutive trading days equals or exceeds $52.87, which represents a 20% annual compounded growth in the price of a share of the Company's Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then-current stock price when achievement of the performance objective becomes probable. The remaining options generally become exercisable in 20% annual increments beginning on September 7, 1996. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of the options expire on October 31, 2001. As of October 31, 1996, 2,889 options had been exercised under this plan.

Directors' Stock Option Plan

    Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors' Stock Option Plan, pursuant to which each director of the Company who is not an employee of the Company was granted an option on January 2, 1996 to purchase 36,000 shares of the Company's Class A Common Stock for $24.67 per share. The options become exercisable in 25% annual increments beginning January 2, 1997. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of the options expire on January 2, 2001. As of October 31, 1996, no options had been exercised under this plan.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(11) Benefit Plans--(Continued)

Employee Stock Purchase Plan

    On July 1, 1992, the Company adopted an "Employee Stock Purchase Plan" and reserved 1,125,000 shares of Class A Common Stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase Company Class A Common Stock semi-annually on June 30 and December 31. The purchase price is established at a 15% discount from fair market value, as defined. As of October 31, 1996, 165,577 shares had been acquired under this plan.

(12) Commitments, Contingencies and Related Party Transactions

    In December 1991, the United States Department of Justice ("Justice Department"), on behalf of the Federal Trade Commission ("FTC") filed a complaint against five of the Company's Texas funeral home subsidiaries. The FTC originally sought unspecified civil penalties and injunctive and other relief from each of the five subsidiaries. In July 1993, the Justice Department filed a motion requesting civil penalties of $2,000. On September 19, 1996, the District Court entered a Consent Decree in Settlement which allowed the Company to settle the case, without admitting liability and expressly denying the matters alleged in the complaint, by paying a civil penalty of $122 and agreeing to certain administrative requirements on a prospective basis. Compliance with the administrative requirements will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

    The Company is a party to certain other legal proceedings in the ordinary course of its business but does not regard any such proceedings as material.

    As of October 31, 1996, the Company had advanced approximately $677, including accrued interest, to fund premiums on a split-dollar, "second-to-die" life insurance policy on behalf of the Company's Chairman, Mr. Frank B. Stewart, Jr., and Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A Common Stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earlier of (a) the surrender of the policy, (b) the deaths of Mr. and Mrs. Stewart, or (c) 60 days following payment in full of all premiums on the policy.

    The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next three to 20 years, except for one lease which expires in 2032. Rent expense under these leases was $3,997, $3,533 and $2,408 for the years ended October 31, 1996, 1995 and
1994, respectively. The Company's future minimum lease payments as of October 31, 1996 are $4,135, $3,169, $2,421, $1,871, $1,365 and $13,816
for the years ending October 31, 1997, 1998, 1999, 2000, 2001 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2005. The Company's future non-compete payments as of October 31, 1996 for the same periods are $5,874, $5,663, $5,032,
$4,356, $4,002 and $10,547, respectively.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(13) Segment Data

    The Company conducts funeral and cemetery operations in the United States, including Puerto Rico, and in Canada. The Company conducts funeral operations in Mexico, Australia and New Zealand.

                                                      Corporate
                                                         and
                               Funeral  Cemetery<F1> Eliminations Consolidated
                              _________ __________  _____________ ____________
Revenue
  October 31, 1996               $ 225,461  207,926         -       $ 433,387
  October 31, 1995               $ 188,991  179,831         -       $ 368,822
  October 31, 1994               $ 116,266  138,092         -       $ 254,358

Operating earnings or loss before
   performance-based stock options
  October 31, 1996               $ 72,239    45,879   (14,096)      $ 104,022
  October 31, 1995               $ 55,309    34,434   (11,113)      $  78,630
  October 31, 1994               $ 31,785    25,812    (8,157)      $  49,440

Identifiable assets
  October 31, 1996               $ 776,214  579,237    10,490       $1,365,941
  October 31, 1995               $ 506,994  548,668    16,773       $1,072,435
  October 31, 1994               $ 298,412  447,093    13,885       $  759,390

Depreciation and amortization
  October 31, 1996               $ 12,960     7,830       911       $   21,701
  October 31, 1995               $ 10,257     5,765       770       $   16,792
  October 31, 1994               $  6,348     4,131       548       $   11,027

Capital expenditures
  October 31, 1996               $ 81,450    16,442     1,389       $   99,281
  October 31, 1995               $ 58,758    13,548       922       $   73,228
  October 31, 1994               $ 35,785    13,189     1,268       $   50,242

___________________

<F1> Includes  the  Company's  construction  and  sales  operations, which previously were classified as a separate industry segment.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


(13) Segment Data--(Continued)

                                     U.S. and
                                 Possessions<F1>   Foreign<F2>  Consolidated
                                 _______________   ___________ _____________
Revenue
 October 31, 1996                    $ 391,437        41,950      $ 433,387
 October 31, 1995                    $ 333,558        35,264      $ 368,822
 October 31, 1994                    $ 250,938         3,420      $ 254,358

Operating earnings before performance-
 based stock options
 October 31, 1996                    $ 88,812         15,210      $ 104,022
 October 31, 1995                    $ 66,213         12,417      $  78,630
 October 31, 1994                    $ 48,474            966      $  49,440

Identifiable assets
 October 31, 1996                  $ 1,114,452       251,489     $1,365,941
 October 31, 1995                    $ 980,510        91,925     $1,072,435
 October 31, 1994                    $ 725,083        34,307      $ 759,390

_________________________

<F1>Includes  the  Company's  operations  in the United States  and  the
    Commonwealth of Puerto Rico.
<F2> The Company's foreign operations began  in  the countries and on the dates indicated: Mexico - August 1994; Australia - December 1994; New Zealand - April 1996; and Canada - October 1996.


(14) Quarterly Financial Data (Unaudited)

                                   First      Second      Third     Fourth
                                  _________ ___________  _________ ________
Year Ended October 31, 1996
_____________________________

Revenues                           $102,757    $108,423   $108,934  $113,273
Gross profit                         28,599      29,723     29,723    30,073
Net earnings                         12,498      13,403     12,924    12,472
Earnings per common share               .30<F1>     .32<F1>    .31       .30

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)



(14) Quarterly Financial Data (Unaudited)--(Continued)

                                    First       Second     Third    Fourth
                                   _________    _______ _________   ________
Year Ended October 31, 1995
___________________________
Revenues                            $88,772     $93,095   $91,524    $95,431
Gross profit                         21,181      22,943    22,705     22,914
Net earnings (loss)                   8,732       9,053    (1,383)<F2> 9,743
Earnings (loss) per common share<F1>    .26         .27      (.04)<F2>   .24

____________________

<F1> Restated   to  reflect  the  Company's  three-for-two  stock  split
     effective June 21, 1996.
<F2> Excluding the  effect  of  the $17,252 ($10,869, or $.28 per share, after-tax third quarter effect) non-recurring, non-cash charge required in connection with the vesting of performance-based stock options, net earnings and earnings per share were $9,486 and $.24, respectively.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

    The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by
Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11.  Executive Compensation

    The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.  Certain Relationships and Related Transactions

    The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


                            PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Documents filed as part of this report:

     (1)  Financial Statements

     The Company's consolidated financial statements listed below have been filed as part of this report:

                                                                         Page

     Report of Independent Accountants                                    25
     Consolidated Statements of Earnings for the Years Ended October 31,
       1996, 1995 and 1994                                                26
     Consolidated Balance Sheets as of October 31, 1996 and 1995          27
     Consolidated Statements of Shareholders' Equity for the Years Ended
       October 31, 1996, 1995 and 1994                                    29
     Consolidated Statements of Cash Flows for  the  Years Ended October
       31, 1996, 1995 and 1994                                            30
     Notes to Consolidated Financial Statements                           32

     (2) Financial Statement Schedule for the years ended October 31, 1996, 1995 and 1994
     Report of Independent Accountants on Financial Statement Schedule    53
     Schedule II-Valuation and Qualifying Accounts                        54

    All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.




                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE




The Board of Directors
Stewart Enterprises, Inc.:

  Our report on the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in
Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P.



New Orleans, Louisiana
December 13, 1996

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                         (Dollars in thousands)

            COLUMN A                COLUMN B               COLUMN C        COLUMN D       COLUMN E
            _________               ________               ________        ________       _________
                                                         Additions
                                                ________________________
                                   Balance at   Charged to   Charged to
                                   beginning    costs and      other     Deductions  Balance at end
          Description              of period      expenses   accounts<F1> -write-offs   of period
          ____________            ___________    __________ ____________ ____________ ______________
Current-Allowance for contract
  cancellations and doubtful accounts:
  Year ended October 31,
   1996                              $ 2,847       13,580          445       13,876      $ 2,996
   1995                              $ 2,800        8,923        1,174       10,050      $ 2,847
   1994                              $ 2,783        4,748        2,721        7,452      $ 2,800


Due after one year-Allowance for
  contract cancellations and doubtful
  accounts:
  Year ended October 31,
   1996                             $ 3,307         9,576          797       10,444      $ 3,236
   1995                             $ 3,803         6,775        1,504        8,775      $ 3,307
   1994                             $ 3,334         3,009        2,133        4,673      $ 3,803


Accumulated amortization of intangible
  assets:
  Year ended October 31,
   1996                            $ 11,743         7,763            -            -      $ 19,506
   1995                            $ 6,335          5,408            -            -      $ 11,743
   1994                            $ 3,423          2,912            -            -      $  6,335

________________
<F1> Amounts charged to other accounts represent principally  the  opening balance  in the allowance for contract cancellations and doubtful accounts for acquired companies.


Item 14(a)(3) Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31,
      1996)

3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K"))

4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

4.2 Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3 Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 1996)

4.4   Form of 6.70% Note due 2003 (incorporated by reference to  Exhibit
      4.2 to the Company's Current Report on Form 8-K dated December  5,
      1996)

4.5 Fifth Amended and Restated Loan Agreement by and among the Company, its subsidiaries and NationsBank of Texas, N.A., Citicorp, USA, Inc., Hibernia National Bank, First Union National Bank of North Carolina, SunTrust Bank, Atlanta, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, Bank of America National Trust and Savings
      Association, and First Interstate Bank of Texas, N.A. dated December 11, 1995 (incorporated by reference to Exhibit 10.59 to the 1995 10-K), as amended by the First Amendment thereto, dated as of October 31, 1996

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company's long-term debt. None of such instruments (other than those included as exhibits herein) represents long-term debt in excess of 10% of the Company's consolidated total assets.

10.1 Lease Agreement dated September 1, 1983 between Stewart Building Enterprise and Stewart Enterprises, Inc. and amendments thereto dated June 18, 1990 and May 23, 1991 (incorporated by reference to
      Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on August 21, 1991 (the "1991 Registration Statement"); dated June 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31,
      1992);  dated June 1, 1993 (incorporated by reference  to  Exhibit
      10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993); dated October 28, 1994 and dated November 30, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994); and dated May 27, 1997

10.2 Split-Dollar Agreement dated January 10, 1992 between the Company, Roy A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the 1992 10-K)

10.3 Promissory Note by the Company to Frank B. Stewart, Jr. in the amount of $2,590,997 dated November 1, 1992, and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

10.4 Lease dated June 29, 1990 between Richard O. Baldwin, Jr. and Baldwin-Fairchild Funeral Homes, Inc. (incorporated by reference to Exhibit 10.7 to the 1991 Registration Statement)

10.5 Promissory Note by S.E. Mid-Atlantic, Inc. to Brian J. Marlowe in the amount of $3,797,331 dated January 1, 1994 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 10-K"))
                        ________________________

         Management Contracts and Compensatory Plans or Arrangements

10.6 Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the 1991 Registration Statement), and amendment dated September 18, 1996

10.7 Stock Option Agreement between the Company and Frank B. Stewart, Jr. dated September 25, 1992 (incorporated by reference to Exhibit
      10.22 to the 1992 10-K)

10.8 Stock Option Agreements between the Company and Joseph P. Henican, III dated February 1, 1995 (incorporated by reference to Exhibit
      10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995)

10.9 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Joseph
      P. Henican, III (incorporated by reference to Exhibits 10.16 and 10.20, respectively, to the 1995 10-K)

10.10 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based), and dated December 5, 1995 (performance-based), between the Company and Joseph P. Henican, III (incorporated by reference to Exhibits 10.17, 10.18 and 10.19, respectively, to the 1995 10-K)

10.11 Stock Option Agreement between the Company and William E. Rowe dated September 25, 1992 (incorporated by reference to Exhibit
      10.28 to the 1992 10-K) and addenda thereto dated April 15, 1994 (incorporated by reference to Exhibit 10.24 to the 1994 10-K)

10.12 Stock Option Agreements between the Company and William E. Rowe dated April 15, 1994 (incorporated by reference to Exhibit 10.25 to the 1994 10-K)

10.13 Stock Option Agreements between the Company and William E. Rowe dated November 1, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995)

10.14 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and William
      E. Rowe (incorporated by reference to Exhibits 10.25 and 10.29, respectively, to the 1995 10-K)

10.15 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based), and dated December 5, 1995 (performance-based) between the Company and William E. Rowe (incorporated by reference to Exhibits 10.26, 10.27 and 10.28, respectively, to the 1995 10-K)

10.16 Stock Option Agreement between the Company and Ronald H. Patron dated September 25, 1992 (incorporated by reference to Exhibit
      10.24 to the 1992 10-K)

10.17 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Ronald
      H. Patron (incorporated by reference to Exhibits 10.32 and 10.36, respectively, to the 1995 10-K)

10.18 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Ronald H. Patron (incorporated by reference to Exhibits 10.33, 10.34 and 10.35, respectively, to the 1995 10-K)

10.19 Stock Option Agreement between the Company and Gerard C. Alexander dated September 25, 1992 (incorporated by reference to Exhibit
      10.25 to the 1992 10-K)

10.20 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Gerard
      C. Alexander (incorporated by reference to Exhibits 10.39 and 10.43, respectively, to the 1995 10-K)

10.21 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based), and dated December 5, 1995 (performance-based), between the Company and Gerard C. Alexander (incorporated by reference to Exhibits 10.40, 10.41 and 10.42, respectively, to the 1995 10-K)

10.22 Stock Option Agreement between the Company and Richard O. Baldwin, Jr. dated September 25, 1992

10.23 Employment Agreement between the Company and Richard O. Baldwin dated August 1, 1995

10.24 Stock Option Agreement between the Company and Richard O. Baldwin dated September 7, 1995 (time-vest)

10.25 Stock Option Agreement between the Company and Richard O. Baldwin dated September 7, 1995 (performance-based)

10.26 Stock Option Agreement between the Company and Richard O. Baldwin dated December 5, 1995 (performance-based)

10.27 Change of Control Agreement between the Company and Richard O. Baldwin dated December 5, 1995

10.28 Stock Option Agreement between the Company and Brian J. Marlowe dated April 15, 1994 (incorporated by reference to Exhibit 10.26 to the 1994 10-K)

10.29 Stock Option Agreements between the Company and Brian J. Marlowe dated November 1, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995)

10.30 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibits 10.47 and 10.51, respectively, to the 1995 10-K)

10.31 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Brian J. Marlowe (incorporated by reference to Exhibits 10.48, 10.49 and 10.50, respectively, to the 1995 10-K)

10.32 Employment Agreement between the Company and Andrew H. McEachern dated December 9, 1994 (incorporated by reference to Exhibit 10.17 to the 1994 10-K)

10.33 Stock Option Agreement between the Company and Andrew H. McEachern dated December 9, 1994 (incorporated by reference to Exhibit 10.27 to the 1994 10-K)

10.34 Stock Option Agreement between the Company and Kenneth C. Budde dated September 25, 1992

10.35 Employment Agreement between the Company and Kenneth C. Budde dated August 1, 1995

10.36 Stock Option Agreement between the Company and Kenneth C. Budde dated September 7, 1995 (time-vest)

10.37 Stock Option Agreement between the Company and Kenneth C. Budde dated September 7, 1995 (performance-based)

10.38 Stock Option Agreement between the Company and Kenneth C. Budde dated December 5, 1995 (performance-based)

10.39 Change of Control Agreement between the Company and Kenneth C. Budde dated December 5, 1995

10.40 Stock Option Agreement between the Company and Lawrence B. Hawkins dated September 25, 1992

10.41 Employment Agreement between the Company and Lawrence B. Hawkins dated August 1, 1995

10.42 Stock Option Agreement between the Company and Lawrence B. Hawkins dated September 7, 1995 (time-vest)

10.43 Stock Option Agreement between the Company and Lawrence B. Hawkins dated September 7, 1995 (performance-based)

10.44 Stock Option Agreement between the Company and Lawrence B. Hawkins dated December 5, 1995 (performance-based)

10.45 Change of Control Agreement between the Company and Lawrence B. Hawkins dated December 5, 1995

10.46 Stock Option Agreement between the Company and Brent F. Heffron dated September 25, 1992

10.47 Stock Option Agreement between the Company and Brent F. Heffron dated September 7, 1995 (time-vest)

10.48 Stock Option Agreement between the Company and Brent F. Heffron dated September 7, 1995 (performance-based)

10.49 Stock Option Agreement between the Company and Brent F. Heffron dated December 5, 1995 (performance-based)

10.50 Stock Option Agreement between the Company and Raymond C. Knopke, Jr. dated September 25, 1992

10.51 Stock Option Agreement between the Company and Raymond C. Knopke, Jr. dated September 7, 1995 (time-vest)

10.52 Stock Option Agreement between the Company and Raymond C. Knopke, Jr. dated September 7, 1995 (performance-based)

10.53 Stock Option Agreement between the Company and Raymond C. Knopke, Jr. dated December 5, 1995 (performance-based)

10.54 The Stewart Enterprises Employees' Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement) and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the 1994 10-K)

10.55 The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K)

10.56 Amended and Restated Stewart Enterprises, Inc. 1991 Incentive Compensation Plan

10.57 Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan

10.58 Amended and Restated Directors' Stock Option Plan

                           ________________________

12    Calculation of Ratio of Earnings to Fixed Charges

21    Subsidiaries of the Company

23    Consent of Coopers & Lybrand L.L.P.

27    Financial data schedule

                           ________________________

(b)  Reports on Form 8-K

      The Company filed a Form 8-K on September 10, 1996 reporting, under "Item 5. Other Events," the earnings release for the quarter ended July 31, 1996.

      The Company also filed a Form 8-K on October 9, 1996 reporting, under "Item 2. Acquisition and Disposition of Assets," the acquisition of the Urgel Bourgie firm in Canada; under "Item 5. Other Events," the press release announcing its acquisition of Urgel Bourgie; and under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits," pro forma financial information concerning certain acquisitions during the period from November 1, 1994 through September 30, 1996, including the Urgel Bourgie acquisition, as well as audited financial statements for the Urgel Bourgie firm, as required by Regulation S-X, Rule 3-05(b).
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 1997.

                                   STEWART ENTERPRISES, INC.

                                   By: /s/ JOSEPH P. HENICAN, III
                                      ____________________________
                                      Joseph P. Henican, III
                                  Vice Chairman of the Board and
                                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

         Signature                 Title                        Date

   /s/   FRANK B. STEWART, JR.   Chairman of the Board      January 22, 1997
   ____________________________
   Frank B. Stewart, Jr.


   /s/   JOSEPH P. HENICAN, III  Vice Chairman of the Board January 22, 1997
  _____________________________ and Chief Executive Officer
  Joseph P. Henican, III
  (Principal Executive Officer)

   /s/   WILLIAM E. ROWE       President,  Chief Operating  January 22, 1997
   ____________________________  Officer and a Director
      William E. Rowe


   /s/   RONALD H. PATRON       Chief Financial Officer,   January 22, 1997
   ___________________________ President-Corporate Division
      Ronald H. Patron              and a Director
  (Principal Financial Officer)



   /s/   KENNETH C. BUDDE        Senior Vice President-     January 22, 1997
   ____________________________     Corporate Division,
      Kenneth C. Budde            Treasurer and Secretary
  (Principal Accounting Officer)



   /s/   DARWIN C. FENNER               Director            January 22, 1997
  ______________________________
      Darwin C. Fenner


   /s/   MICHAEL O. READ                Director            January 22, 1997
  _______________________________
      Michael O. Read


   /s/   JOHN P. LABORDE                Director            January 22, 1997
  _______________________________
      John P. Laborde


   /s/   JAMES W. McFARLAND             Director            January 22, 1997
  _______________________________
     James W. McFarland