Form 10-Q
period 1997-01-31
STEWART ENTERPRISES INC
filed 1997-03-17
CIK 878522

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended January 31, 1997

(  )  Transition   Report  Pursuant  to  Section  13  or  15(d)  of  the
      Securities Exchange Act of 1934
      For the transition period from          to

                       Commission File Number:  0-19508


                          STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

             LOUISIANA                               72-0693290
(State or other jurisdiction             (I.R.S. Employer Identification No.)
ofincorporation or organization)


  110 Veterans Memorial Boulevard
        Metairie, Louisiana                              70005
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:  (504) 837-5880

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of March 12, 1997 was 40,421,126 and 1,777,510,
respectively.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                    INDEX


Part I.     Financial Information                                  Page

            Item 1. Financial Statements:

            Consolidated Statements of Earnings -
              Three Months Ended January 31, 1997 and 1996          3

            Consolidated Balance Sheets -
              January 31, 1997 and October 31, 1996                 4

            Consolidated Statements of Cash Flows -
              Three Months Ended January 31, 1997 and 1996          6

            Notes to Consolidated Financial Statements              8


            Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                       12



Part II.    Other Information

            Item 1. Legal Proceedings                               16


            Item 5. Other Information                               16


            Item 6. Exhibits and Reports on Form 8-K                19


            Signatures                                              20

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)


                                             Three  Months Ended January 31,
                                             _______________________________
                                                 1997            1996
                                                 _____           _____

Revenues:
   Funeral                                      $ 68,906     $  53,087
   Cemetery                                       53,756        49,670
                                                ___________  ____________

                                                 122,662       102,757
                                                ___________  ____________
Costs and expenses:
   Funeral                                        46,405        36,369
   Cemetery                                       40,387        37,789
                                                ___________  ____________
                                                  86,792        74,158
                                                ___________  ____________
                                                  35,870        28,599
Corporate general and administrative expenses      3,855         2,950
                                                ___________  ____________
   Operating earnings                             32,015        25,649
Interest expense                                  (8,962)       (6,204)
Investment and other income                          785           551
                                                ___________  ____________
   Earnings before income taxes                   23,838        19,996
Income taxes                                       8,462         7,498
                                                ___________  ____________
   Net earnings                                 $ 15,376      $ 12,498
                                                ===========  ============

   Earnings per common share                      $  .37      $    .30
                                                ===========  ============

Weighted average common shares
    outstanding (in thousands)                    41,853        41,031
                                                ===========   ===========

Dividends per common share                        $  .02       $  .013
                                                ===========   ===========



      See accompanying notes to consolidated financial statements.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)


                                                    January 31,      October 31,
                      ASSETS                           1997              1996
                                                  ______________     ___________
Current assets:
   Cash and cash equivalent investments               $ 22,033       $  24,580
   Marketable securities                                 1,534           2,514
   Receivables, net of allowances                      117,382         109,129
   Inventories                                          33,151          31,044
   Prepaid expenses                                      5,624           4,275
                                                   ______________  ____________

      Total current assets                             179,724         171,542
Receivables due beyond one year, net of allowances     168,985         159,636
Intangible assets                                      308,115         301,309
Deferred charges                                       104,137         101,073
Cemetery property, at cost                             314,974         314,377
Property and equipment, at cost:
   Land                                                 66,233          63,653
   Buildings                                           197,816         197,553
   Equipment and other                                  93,214          80,626
                                                   ______________  ____________
                                                       357,263         341,832
   Less accumulated depreciation                        72,947          69,088
                                                   ______________  ____________
   Net property and equipment                          284,316         272,744
Long-term investments                                   49,718          48,407
Other assets                                             3,758           3,500
                                                   ______________  ____________
                                                   $ 1,413,727     $ 1,372,588
                                                   ==============  ============

                                                             (continued)

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)


                                                      January 31,   October 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY             1997          1996
                                                     _____________  ___________

Current liabilities:
   Current maturities of long-term debt                 $ 11,589     $ 4,240
   Accounts payable                                       10,773      11,889
   Accrued payroll                                         9,374      12,612
   Accrued insurance                                       6,683       8,341
   Accrued interest                                        5,021       4,621
   Accrued other                                          14,226      14,479
   Estimated costs to complete mausoleums and
     lawn crypts, and to deliver merchandise               2,059       3,552
   Income taxes payable                                   16,459      10,154
   Deferred income taxes                                   3,421       3,594
                                                    ____________  ____________
      Total current liabilities                           79,605      73,482
Long-term debt, less current maturities                  545,655     515,901
Deferred income taxes                                     69,878      70,388
Deferred revenue                                         150,018     149,549
Other long-term liabilities                               10,694      15,821
                                                    ____________  ____________
      Total liabilities                                  855,850     825,141

Commitments and contingencies (Notes 3 and 6)
Preferred stock, $1.00 par value, 5,000,000
  shares authorized; no shares issued                          -           -
Shareholders' equity:
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares;
        issued and outstanding 40,272,178 and
        40,022,483 shares at January 31, 1997
        and October 31, 1996, respectively                40,272      40,022
      Class B authorized 5,000,000 shares;
        issued and outstanding 1,777,510 shares
        at January 31, 1997 and October 31, 1996;
        10 votes per share; convertible into an
        equal number of Class A shares                     1,778       1,778
   Additional paid-in capital                            306,155     306,706
   Retained earnings                                     229,851     215,314
   Cumulative foreign translation adjustment             (22,380)    (19,058)
   Unrealized appreciation of investments                  2,201       2,685
                                                    ____________  ____________

      Total shareholders' equity                         557,877     547,447
                                                    ____________ ____________
                                                     $ 1,413,727  $1,372,588
                                                    ============ ============

      See accompanying notes to consolidated financial statements.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)

                                                      Three Months Ended January 31,
                                                      _______________________________
                                                            1997         1996
                                                         __________    __________

Cash flows from operating activities:
   Net earnings                                         $ 15,376       $  12,498
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                        6,824           4,848
      Provision for doubtful accounts                      5,847           6,223
      Net gains on sales of marketable securities           (402)           (681)
      Provision (benefit) for deferred income taxes         (526)            179
      Changes in assets and liabilities net of effects
       from acquisitions:
        Increase in prearranged funeral trust
          receivables                                     (5,831)         (4,508)
        Increase in other receivables                    (16,834)        (11,298)
        Increase in deferred charges                      (4,644)         (2,298)
        Increase in inventories and cemetery property     (1,966)           (793)
        Decrease in accounts payable and accrued expenses   (406)           (743)
        Decrease in estimated costs to complete mausoleums
          and lawn crypts, and to deliver merchandise     (4,936)         (3,438)
        Increase in deferred revenue                         481           3,688
        Decrease in other                                 (1,452)           (444)
                                                       ______________  ______________
   Net cash provided by (used in) operating activities    (8,469)          3,233
                                                       ______________  ______________

Cash flows from investing activities:
   Proceeds from sale of marketable securities             2,501           2,916
   Purchases of marketable securities and
     long-term investments                                (2,335)         (4,478)
   Purchases of subsidiaries, net of cash,
     seller financing and stock issued                   (17,268)        (13,942)
   Additions to property and equipment                    (8,991)         (4,207)
   Other                                                     294             162
                                                       ______________  ______________
      Net cash used in investing activities              (25,799)        (19,549)
                                                       ______________  ______________

                                                                       (continued)

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
            (Dollars in thousands, except per share amounts)

                                                     Three Months Ended January 31,
                                                     ______________________________
                                                          1997            1996
                                                      _____________    ___________
Cash flows from financing activities:
   Proceeds from long-term debt                          158,000          24,000
   Repayments of long-term debt                         (123,439)         (8,282)
   Issuance of common stock                                3,884             671
   Purchase and retirement of common stock                (5,526)              -
   Dividends                                                (839)           (547)
                                                      ______________  ____________

      Net cash provided by financing activities           32,080          15,842
                                                      ______________  ____________

Effect of exchange rates on cash and cash equivalents       (359)           (578)
                                                      ______________  _____________

Net decrease in cash                                      (2,547)         (1,052)
Cash and cash equivalents, beginning of period            24,580          18,226
                                                      ______________  _____________
Cash and cash equivalents, end of period                $ 22,033       $  17,174
                                                      ==============  =============

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes                                      $ 11,400       $     800
      Interest                                          $  8,600       $   8,400

Noncash investing and financing activity:
   Subsidiaries acquired with common stock              $  1,342       $       -


      See accompanying notes to consolidated financial statements.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)

(1) Basis of Presentation

   (a) The Company

   Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the quarter ended January 31, 1997, the funeral segment contributed approximately 56% of revenue and 63% of gross profit, while the cemetery segment contributed approximately 44% and 37% of revenue and gross profit, respectively.

   As of January 31, 1997, the Company owned and operated 310 funeral homes and 120 cemeteries in 23 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand and Canada. The Company commenced its international operations in Mexico in August 1994, and entered Australia in December 1994, New Zealand in April 1996 and Canada in September 1996. For the quarter ended January 31, 1997, foreign operations contributed approximately 14% of total revenue and, as of January 31, 1997, represented approximately 19% of total assets.

   (b) Principles of Consolidation

   The   accompanying  consolidated  financial  statements  include  the
Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of January 31, 1997, and for the three months ended January 31, 1997 and 1996, is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

   The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1997.

   (d) Foreign Currency Translation

   In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity, except for translation adjustments arising from the Company's operations in highly inflationary economies.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)

(1) Basis of Presentation--(Continued)

   Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company was required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations are reflected in results of operations, instead of in shareholders' equity. The effect of this change was not material in the first quarter of fiscal year 1997, and management does not expect this change to have a material effect on the Company's results of operations for the full fiscal year.

   (e) Per Share Data

   Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period. All share and per-share data for fiscal year 1996 have been adjusted for the Company's three-for-two common stock split effective June 21, 1996.

   (f) Use of Estimates

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

   (g) Reclassifications

   Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the presentation used in the 1997 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(2) Acquisition of Subsidiaries

   During the three months ended January 31, 1997, the Company purchased 13 funeral homes and one cemetery, compared to five funeral homes and four cemeteries purchased during the three months ended January 31, 1996.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the three months ended January 31, 1997, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)

(2) Acquisition of Subsidiaries--(Continued)
                                               Three Months Ended January 31,
                                               _____________________________

                                                     1997         1996
                                                  __________   ___________
                                                         (Unaudited)

   Revenues                                       $ 123,718    $  104,383
                                                  ==========   ===========
   Net earnings                                   $  15,251    $   12,263
                                                  ==========   ===========
   Earnings per common share                      $     .36    $      .30
                                                  ==========   ===========

   Weighted average common shares outstanding
     (in thousands)                                  41,882        41,071
                                                   ==========   ==========


   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                 Three Months Ended January 31,
                                                 ______________________________
                                                      1997          1996
                                                   __________     __________
                                                          (Unaudited)

   Current assets                                  $   959         $ 1,190
   Receivables due beyond one year                     123             501
   Cemetery property                                   450          13,589
   Property and equipment                            8,328           4,961
   Deferred charges and other assets                   226             217
   Intangible assets                                 9,675           6,069
   Current liabilities                                (981)         (1,386)
   Long-term debt                                      (81)         (6,492)
   Deferred income taxes                               (89)         (4,358)
   Deferred revenue and other liabilities                -            (349)
                                                   ___________     __________
                                                    18,610          13,942
   Common stock used for acquisitions                1,342               -
                                                   ___________     __________
   Cash used for acquisitions                     $ 17,268         $13,942
                                                   ===========     ==========

(3) Contingencies

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

   Management does not believe this matter will have a material adverse effect on the financial position, net earnings or cash flows of the Company.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            (Dollars in thousands, except per share amounts)

(4) Issuance of Public Debt

   In  October  1996,  the  Company filed a shelf registration statement with the Securities and Exchange Commission covering $300,000 of unsecured, unsubordinated debt securities. In December 1996, the
Company issued $100,000 of those debt securities in the form of 6.70% Notes due 2003. Net proceeds were approximately $99,400, of which $96,800 was used to reduce balances outstanding under the Company's revolving credit facilities, with the remaining $2,600 used for acquisitions and general corporate purposes.

(5) Recent Accounting Standards

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. The effect of this pronouncement on the Company's consolidated financial condition is not expected to be material.

(6) Subsequent Events

   Subsequent to January 31, 1997, the Company has acquired or committed to acquire 22 funeral homes and five cemeteries for approximately $96,880.

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

Results of Operations

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

Funeral Segment

                                                        Three Months Ended
                                                            January 31,
                                                        _________________  Increase
                                                         1997       1996  (Decrease)
                                                       _________ _________ _________
                                                              (In millions)
    Funeral Revenue
    ________________
   Existing Operations                                  $ 46.9     $ 45.4    $  1.5
   Acquired Operations                                    13.4         .5      12.9
   Revenue from prearranged funeral trust funds and
    escrow accounts                                        8.6        7.2       1.4
                                                      __________  _________  ________
                                                        $ 68.9     $ 53.1    $ 15.8
                                                      ==========  =========  ========
   Funeral Costs
   ______________

   Existing Operations                                  $ 35.4     $ 36.0    $  (.6)
   Acquired Operations                                    11.0         .4      10.6
                                                      __________ __________ __________
                                                        $ 46.4     $ 36.4    $ 10.0
                                                      ========== ========== ==========
   Funeral Segment Profit                               $ 22.5     $ 16.7    $  5.8
                                                      ========== ========== ==========

   Funeral revenue increased $15.8 million, or 30%, for the three-month period ended January 31, 1997, compared to the same period in 1996. The Company experienced a $1.5 million increase in revenue from Existing Operations as a result of a 3% increase in the average revenue per domestic funeral service performed (5% total), due principally to price increases and improved merchandising. Slightly offsetting this increase in revenue was a 1% decrease in the number of domestic funeral services performed by Existing Operations (3% total). The Company believes that the decline in the number of funeral services performed is attributable to a decline in the number of deaths in certain of the Company's markets and competition from low-cost funeral service providers in certain markets.

   The $.6 million, or 2%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors, a reduction in professional fees, and the decline in funeral services discussed above. Existing Operations achieved improved profit margins resulting primarily from the increased cost controls and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from February 1996 through January 1997 which are not reflected in the 1996 period presented above.

   The $1.4 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 30% growth in the average balance in such trust funds and escrow accounts. This growth resulted primarily from current year customer payments deposited into the funds, funds added through acquisitions, and a slight increase in the return on the Company's domestic funds.

Cemetery Segment

                                                        Three Months Ended
                                                            January 31,
                                                        _________________
                                                         1997       1996   Increase
                                                       _________ _________ _________
                                                               (In millions)
   Cemetery Revenue
   _________________
   Existing Operations                                  $ 46.9    $ 46.5     $  .4
   Acquired Operations                                     2.7        .6       2.1
   Revenue from merchandise trust funds and
    escrow accounts                                        4.2       2.6       1.6
                                                       __________ _________ _________
                                                        $ 53.8    $ 49.7     $ 4.1
                                                       ========== ========= =========
   Cemetery Costs

   Existing Operations                                  $ 37.9    $ 37.4     $  .5
   Acquired Operations                                     2.5        .4       2.1
                                                       _________  _________  ________
                                                        $ 40.4    $ 37.8     $ 2.6
                                                       =========  =========  ========
   Cemetery Segment Profit                              $ 13.4    $ 11.9     $ 1.5
                                                       =========  =========  ========

   Cemetery revenue increased $4.1 million, or 8%, for the three-month period ended January 31, 1997, compared to the same period in 1996, due principally to revenue from Acquired Operations. Costs increased during this same period by $2.6 million, of which $2.1 million was attributable to Acquired Operations. The slight decline in profit margin experienced by Existing Operations was the result of a decline in the yield on the Company's perpetual care trust funds and escrow accounts. The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from February 1996 through January 1997 which are not reflected in the 1996 period presented above.

   The $1.6 million increase in revenue from merchandise trust funds and escrow accounts was attributable principally to a 22% growth in the average balance in the merchandise trust funds and escrow accounts. This growth resulted primarily from current year payments deposited into the funds, funds added through acquisitions, and an increase in the return on the funds.

Other

   Corporate general and administrative expenses increased $.9 million, to 3.1% of revenues for the quarter ended January 31, 1997, compared to 2.9% of revenues for the comparable 1996 period. The increase in these expenses is the result of costs incurred in an undertaking to centralize and standardize certain financial and administrative functions, along with activities to support the Company's growth.

   Interest expense increased $2.8 million during the first quarter of fiscal year 1997 when compared to the same period in 1996. The increase resulted from an increase in average borrowings, which was partially offset by a decrease in average interest rates from 7.2% to 6.5%. Approximately $316.6 million of the outstanding borrowings at January 31, 1997 was subject to short-term variable interest rates averaging approximately 6.2%.

   The Company experienced a decline in its effective tax rate from 37.5% in the first quarter of fiscal year 1996 to 35.5% in the same period in fiscal year 1997, principally as a result of an increase in foreign source income which has a lower effective tax rate than that experienced in the United States.

Liquidity and Capital Resources

   Cash and marketable securities of the Company were $23.6 million at January 31, 1997, a decrease of approximately $3.5 million from October 31, 1996. The Company used cash of $8.5 million in its operations for the three months ended January 31, 1997, compared to providing cash of $3.2 million for the corresponding period in 1996, due principally to an increase in the growth of accounts receivable and deferred charges and a reduction in the growth of deferred revenue, offset by an increase in net earnings and other working capital changes.

   In October 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering $300 million of unsecured, unsubordinated debt securities. In December 1996, the Company issued $100 million of those debt securities in the form of 6.70% Notes due 2003. Net proceeds were approximately $99.4 million, of which $96.8 million was used to reduce balances outstanding under the Company's revolving credit facilities, with the remaining $2.6 million used for acquisitions and general corporate purposes.

   Long-term debt at January 31, 1997 amounted to $557.2 million, compared to $520.1 million at October 31, 1996. The Company's long-term debt consisted of $316.6 million under the Company's revolving credit facilities, $225.0 million of long-term notes and $15.6 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $4.3 million of term notes incurred principally in connection with acquisitions.

   The Company currently is in the process of syndicating a new $600 million revolving credit facility, which will replace its existing $262 million, $88 million and $75 million revolving credit facilities.

   The Company's credit agreements, including agreements with the holders of the Company's senior notes, require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of 1.00 to 1.0 and .95 to 1.0 as of January 31, 1997 and October 31, 1996, respectively. As of January 31, 1997, the Company had $138.4 million of additional borrowing capacity within this parameter, of which $116.7 million was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was 3.55 for the quarter ended January 31, 1997, and 3.98, 2.72 (including the $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30, 5.15 and 4.57 for the fiscal years ended October 31, 1996, 1995, 1994, 1993 and 1992, respectively. Excluding the stock option charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense.

   During the three months ended January 31, 1997, the Company completed acquisitions of 13 funeral homes and one cemetery for purchase prices aggregating approximately $18.3 million, including the issuance of 39,600 shares of Class A Common Stock. The cash portion of the purchase price of these acquisitions was funded with advances under the Company's revolving credit facilities.

   Subsequent to January 31, 1997, the Company completed the acquisition of 13 funeral homes for approximately $40.7 million. As of March 12, 1997, the Company also had letters of intent or agreements in principle to acquire nine funeral homes, including one funeral home in Spain, and five cemeteries for purchase prices aggregating approximately $56.2 million. If these purchases are consummated, the amounts to be paid will be satisfied by borrowings under the Company's revolving credit facilities.

   Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $35.0 million for the fiscal year ending October 31, 1997, including construction of new funeral homes and refurbishing of funeral homes recently acquired.

   Management expects that future capital requirements will be satisfied through a combination of internally generated cash flow and amounts available under its revolving credit facilities. Additional debt and equity financing will be required in connection with future acquisitions.

Other

   Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company was required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations are reflected in results of operations, instead of in shareholders' equity. The effect of this change was not material in the first quarter of fiscal year 1997, and management does not expect this change to have a material effect on the Company's results of operations for the full fiscal year.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. The effect of this pronouncement on the Company's consolidated financial condition is not expected to be material.
                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

   There has been no change in the status of the Company's material legal proceedings during the quarter ended January 31, 1997.


Item 5. Other Information

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

      (b)In most of its existing markets and in many new markets, including foreign markets, that the Company desires to enter, the Company competes for acquisitions with two other public companies that are substantially larger than the Company. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have to pay in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

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

   (5) The Company cannot predict whether or when a non-cash charge to earnings may be required in connection with its performance-based stock options. See "1995 Incentive Compensation Plan" in Note 11 to the consolidated financial statements included in the Company's Form 10-K for the year ended October 31, 1996.

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

      (d)The amount and rate of growth in the Company's corporate general and administrative expenses.

      (e)Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

      (f)The Company's debt-to-equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.

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

   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    3.1 Amended and Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

    3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

    4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

    4.2 Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)



      Management Contracts and Compensatory Plans or Arrangements

   10.1 Employment Agreement dated January 1, 1997 between the Company and Brent F. Heffron

   10.2 Change of Control Agreement dated January 1, 1997 between the Company and Brent F. Heffron

   10.3 Stock Option Agreement dated January 1, 1997 between the Company and Brent F. Heffron (time-vest)

   10.4 Stock Option Agreement dated January 1, 1997 between the Company and Brent F. Heffron (performance-based)

   10.5 Employment Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr.

   10.6 Change of Control Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr.

   10.7 Stock Option Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr. (time-vest)

   10.8 Stock Option Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr. (performance-based)

   12   Calculation of Ratio of Earnings to Fixed Charges

   27   Financial data schedule

   (b)Reports on Form 8-K

      The Company filed a Form 8-K on December 6, 1996 reporting, under "Item 5. Other Events," a press release announcing the public offering of a total of $100 million of 6.70% Notes due 2003.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.


March 17, 1997                            /s/  RONALD H. PATRON
                                          _______________________
                                          Ronald H. Patron
                                          Chief Financial Officer
                                          President-Corporate Division




March 17, 1997                            /s/  KENNETH C. BUDDE
                                          _________________________
                                          Kenneth C. Budde
                                          Senior Vice President-Finance
                                          Secretary and Treasurer
                                          (Principal Accounting Officer)