Form 10-Q
period 1997-04-30
STEWART ENTERPRISES INC
filed 1997-06-17
CIK 878522

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                               -----------------

                        COMMISSION FILE NUMBER:  0-19508

                               -----------------


                           STEWART ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

          LOUISIANA                                  72-0693290
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    110 VETERANS MEMORIAL BOULEVARD
       METAIRIE, LOUISIANA                                 70005
(Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880

                               -----------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

  The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of June 13, 1997 was 40,594,182 and 1,777,510, respectively.

================================================================================

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                     INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE

           Item 1.  Financial Statements

           Consolidated Statements of Earnings --
            Three Months Ended April 30, 1997 and 1996...................  3

           Consolidated Statements of Earnings --
            Six Months Ended April 30, 1997 and 1996.....................  4

           Consolidated Balance Sheets --
            April 30, 1997 and October 31, 1996..........................  5

           Consolidated Statements of Cash Flows --
            Six Months Ended April 30, 1997 and 1996.....................  7

           Notes to Consolidated Financial Statements....................  9

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations........................................... 13



PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.................................... 19


           Item 4.  Submission of Matters to a Vote of Security Holders.. 19


           Item 5.  Other Information.................................... 19


           Item 6.  Exhibits and Reports on Form 8-K..................... 22


           SIGNATURES.................................................... 23

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED APRIL 30,
                                                 ------------------------------
                                                      1997            1996
                                                 --------------  --------------

Revenues:
  Funeral......................................       $ 71,604        $ 54,916
  Cemetery.....................................         53,479          53,507
                                                      --------        --------
                                                       125,083         108,423
                                                      --------        --------
Costs and expenses:
  Funeral......................................         47,370          37,333
  Cemetery.....................................         40,037          41,367
                                                      --------        --------
                                                        87,407          78,700
                                                      --------        --------
                                                        37,676          29,723
Corporate general and administrative expenses..          3,181           3,315
                                                      --------        --------
  Operating earnings...........................         34,495          26,408
Interest expense...............................        (10,071)         (5,818)
Investment and other income....................            781             856
                                                      --------        --------
  Earnings before income taxes.................         25,205          21,446
Income taxes...................................          8,703           8,043
                                                      --------        --------
  Net earnings.................................       $ 16,502        $ 13,403
                                                      ========        ========
  Earnings per common share....................       $    .39        $    .32
                                                      ========        ========

Weighted average common shares outstanding
 (in thousands)...............................          42,161          41,364
                                                      ========        ========

Dividends per common share....................        $    .02        $   .013
                                                      ========        ========

          See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  SIX MONTHS ENDED APRIL 30,
                                                 ----------------------------
                                                     1997           1996
                                                 -------------  -------------

Revenues:
  Funeral......................................      $140,510       $108,003
  Cemetery.....................................       107,235        103,177
                                                     --------       --------
                                                      247,745        211,180
                                                     --------       --------
Costs and expenses:
  Funeral......................................        93,775         73,702
  Cemetery.....................................        80,424         79,156
                                                     --------       --------
                                                      174,199        152,858
                                                     --------       --------
                                                       73,546         58,322
Corporate general and administrative expenses..         7,036          6,265
                                                     --------       --------
  Operating earnings...........................        66,510         52,057
Interest expense...............................       (19,033)       (12,022)
Investment and other income....................         1,566          1,407
                                                     --------       --------
  Earnings before income taxes.................        49,043         41,442
Income taxes...................................        17,165         15,541
                                                     --------       --------
  Net earnings.................................      $ 31,878       $ 25,901
                                                     ========       ========
  Earnings per common share....................      $    .76       $    .63
                                                     ========       ========

Weighted average common shares outstanding
 (in thousands)................................        42,005         41,196
                                                     ========       ========

Dividends per common share.....................      $    .04       $   .027
                                                     ========       ========


          See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      APRIL 30,   OCTOBER 31,
                       ASSETS                            1997        1996
                       ------                         ----------  -----------
Current assets:
  Cash and cash equivalent investments..............  $   25,056   $   24,580
  Marketable securities.............................       2,206        2,514
  Receivables, net of allowances....................     126,402      109,129
  Inventories.......................................      34,715       31,044
  Prepaid expenses..................................       5,002        4,275
                                                      ----------   ----------
     Total current assets...........................     193,381      171,542
Receivables due beyond one year, net of allowances..     168,870      147,961
Intangible assets...................................     374,243      301,309
Deferred charges....................................     109,680      101,073
Cemetery property, at cost..........................     315,803      314,377
Property and equipment, at cost:
  Land..............................................      68,145       63,653
  Buildings.........................................     217,081      197,553
  Equipment and other...............................      92,396       80,626
                                                      ----------   ----------
                                                         377,622      341,832
  Less accumulated depreciation.....................      76,952       69,088
                                                      ----------   ----------
  Net property and equipment........................     300,670      272,744
Long-term investments...............................      51,820       48,407
Other assets........................................       3,931        3,500
                                                      ----------   ----------
                                                      $1,518,398   $1,360,913
                                                      ==========   ==========

                                                                     (continued)

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     APRIL 30,     OCTOBER 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                1997         1996
    ------------------------------------             ---------     -----------
Current liabilities:
  Current maturities of long-term debt.............   $   11,108   $    4,240
  Accounts payable.................................       10,471       11,889
  Accrued payroll..................................       12,316       12,612
  Accrued insurance................................        8,339        8,341
  Accrued interest.................................        5,913        4,621
  Accrued other....................................       13,549       14,479
  Estimated costs to complete mausoleums and lawn
    crypts, and to deliver merchandise.............        2,359        3,552
  Income taxes payable.............................        9,119       10,154
  Deferred income taxes............................        4,094        3,594
                                                      ----------   ----------
     Total current liabilities.....................       77,268       73,482
Long-term debt, less current maturities............      638,963      515,901
Deferred income taxes..............................       69,362       70,388
Deferred revenue...................................      148,323      137,874
Other long-term liabilities........................       10,578       15,821
                                                      ----------   ----------
     Total liabilities.............................      944,494      813,466
                                                      ----------   ----------
Commitments and contingencies (Notes 3 and 5)
Preferred stock, $1.00 par value, 5,000,000
 shares authorized; no shares issued...............           --           --
Shareholders' equity:
  Common stock, $1.00 stated value:
     Class A authorized 150,000,000 shares;
        issued and outstanding 40,449,486
        and 40,022,483 shares at April 30, 1997
        and October 31, 1996, respectively.........       40,449       40,022
     Class B authorized 5,000,000 shares;
        issued and outstanding  1,777,510 shares
        at April 30, 1997 and October 31, 1996;
        10 votes per share; convertible into
        an equal number of Class A shares..........        1,778        1,778
  Additional paid-in capital.......................      311,076      306,706
  Retained earnings................................      245,509      215,314
  Cumulative foreign translation adjustment........      (25,190)     (19,058)
  Unrealized appreciation of investments...........          282        2,685
                                                      ----------   ----------
     Total shareholders' equity....................      573,904      547,447
                                                      ----------   ----------
                                                      $1,518,398   $1,360,913
                                                      ==========   ==========


          See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   SIX MONTHS ENDED APRIL 30,
                                                   --------------------------
                                                     1997             1996
                                                   ---------       ----------

Cash flows from operating activities:
  Net earnings...................................  $ 31,878        $  25,901
  Adjustments to reconcile net earnings
   to net cash provided by (used in) operating
     activities:
     Depreciation and amortization...............    12,479            9,877
     Provision for doubtful accounts.............    10,621           12,415
     Net gains on sales of marketable
      securities.................................      (362)            (942)
     Provision for deferred income taxes.........        26              496
     Changes in assets and liabilities
       net of effects from acquisitions:
       Increase in prearranged funeral
        trust receivables........................   (13,449)         (10,409)
       Increase in other receivables.............   (32,432)         (15,188)
       Increase in deferred charges and
        intangible assets........................   (10,456)          (3,721)
       Increase in inventories and cemetery
        property.................................    (4,283)          (1,694)
       Decrease in accounts payable and
        accrued expenses.........................    (6,770)          (2,683)
       Decrease in estimated costs to
        complete mausoleums and lawn crypts,
        and to deliver merchandise...............    (7,091)          (6,110)
       Increase in deferred revenue..............    10,188            3,479
       Increase (decrease) in other..............       152             (721)
                                                   --------        ---------
  Net cash provided by (used in) operating
   activities....................................    (9,499)          10,700
                                                   --------        ---------

Cash flows from investing activities:
  Proceeds from sales of marketable
   securities....................................     3,671            3,810
  Purchases of marketable securities
   and long-term investments.....................    (6,858)          (6,902)
  Purchases of subsidiaries, net of
   cash, seller financing
   and stock issued..............................   (85,684)         (43,774)
  Additions to property and equipment............   (19,012)         (17,590)
  Other..........................................       302               48
                                                   --------        ---------
       Net cash used in investing
        activities...............................  (107,581)         (64,408)
                                                   --------        ---------

                                                                     (continued)

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      SIX MONTHS ENDED APRIL 30,
                                                      --------------------------
                                                         1997            1996
                                                      ---------        ---------
Cash flows from financing activities:
  Proceeds from long-term debt.....................   $ 253,936        $ 66,000
  Repayments of long-term debt.....................    (132,941)        (10,902)
  Issuance of common stock.........................       4,334           1,406
  Purchase and retirement of common stock..........      (5,925)             --
  Dividends........................................      (1,683)         (1,100)
                                                      ---------        --------
     Net cash provided by financing activities.....     117,721          55,404
                                                      ---------        --------
Effect of exchange rates on cash and cash
 equivalents.......................................        (165)             (3)
                                                      ---------        --------

Net increase in cash...............................         476           1,693
Cash and cash equivalents, beginning of period.....      24,580          18,226
                                                      ---------        --------
Cash and cash equivalents, end of period...........   $  25,056        $ 19,919
                                                      =========        ========

Supplemental cash flow information:
  Cash paid during the period for:
     Income taxes..................................   $  17,400        $  8,600
     Interest......................................   $  17,700        $ 12,000

Noncash investing and financing activity:
  Subsidiaries acquired with common stock..........   $   6,400        $  9,800


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

  As of April 30, 1997, the Company owned and operated 342 funeral homes and 123 cemeteries in 23 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada and Spain. The Company commenced its international operations in Mexico in August 1994, and entered Australia in December 1994, New Zealand in April 1996, Canada in September 1996 and Spain in April 1997. For the six months ended April 30, 1997, foreign operations contributed approximately 15% of total revenue and, as of April 30, 1997, represented approximately 25% of total assets.

  (b) Principles of Consolidation

  The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  (c) Interim Disclosures

  The information as of April 30, 1997, and for the three and six months ended April 30, 1997 and 1996, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

  The results of operations for the three and six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1997.

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

  Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company was required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations are reflected in results of operations, instead of in shareholders' equity. The effect of this change was not material in the first six months of fiscal year 1997, and management does not expect this change to have a material effect on the Company's results of operations for the full fiscal year.

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

(2)  ACQUISITION OF SUBSIDIARIES

  During the six months ended April 30, 1997, the Company purchased 44 funeral homes and four cemeteries, compared to 29 funeral homes and eight cemeteries purchased during the six months ended April 30, 1996.

  These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

  The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the six months ended April 30, 1997, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) ACQUISITION OF SUBSIDIARIES--(CONTINUED)

                                                     SIX MONTHS ENDED APRIL 30,
                                                     --------------------------
                                                         1997            1996
                                                      --------        ---------
                                                            (UNAUDITED)

 Revenues............................................ $258,560         $228,031
                                                      ========         ========
 Net earnings........................................ $ 30,993         $ 24,251
                                                      ========         ========
 Earnings per common share........................... $    .74         $    .59
                                                      ========         ========
 Weighted average common shares outstanding
  (in thousands).....................................   42,111           41,376
                                                      ========         ========


  The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                   SIX MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------
                                                          (UNAUDITED)

  Current assets................................       $ 3,782        $ 7,306
  Receivables due beyond one year...............         1,213            280
  Cemetery property.............................           650         17,822
  Property and equipment........................        19,331         17,790
  Deferred charges and other assets.............           372            777
  Intangible assets.............................        78,616         29,234
  Current liabilities...........................        (5,753)        (4,082)
  Long-term debt................................        (5,281)        (8,210)
  Deferred income taxes.........................          (841)        (6,333)
  Deferred revenue and other liabilities........           (16)        (1,010)
                                                       -------        -------
                                                        92,073         53,574
  Common stock used for acquisitions............         6,389          9,800
                                                       -------        -------
  Cash used for acquisitions....................       $85,684        $43,774
                                                       =======        =======

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

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4)  RECENT ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is required to be implemented during the first quarter of fiscal year 1998. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

(5)  SUBSEQUENT EVENTS

  Subsequent to April 30, 1997, the Company has acquired or committed to acquire 24 funeral homes and three cemeteries for approximately $40,800.

  On May 23, 1997, the Company filed a registration statement with the Securities and Exchange Commission for the proposed sale of 4,750,000 shares of Class A Common Stock (excluding the over-allotment option of 712,500 shares), of which 500,000 shares are being offered by Frank B. Stewart, Jr., the Chairman of the Board of the Company, and a trust established by Mr. and Mrs. Stewart. The offering, scheduled to close near the end of June, is expected to generate net proceeds of approximately $150,000 (excluding the over-allotment option) to be used principally to fund the Company's ongoing business expansion program.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

Funeral Segment

                                                THREE MONTHS ENDED
                                                     APRIL 30,
                                                --------------------  INCREASE
                                                  1997         1996  (DECREASE)
                                                 -----        -----  ----------
                                                          (IN MILLIONS)
  FUNERAL REVENUE
  ---------------
  Existing Operations.........................   $47.7        $46.3     $ 1.4
  Acquired Operations.........................    16.1          1.9      14.2
  Revenue from prearranged funeral trust
   funds and escrow accounts..................     7.8          6.7       1.1
                                                 -----        -----     -----
                                                 $71.6        $54.9     $16.7
                                                 =====        =====     =====
  FUNERAL COSTS
  -------------
  Existing Operations.........................   $35.0        $36.0     $(1.0)
  Acquired Operations.........................    12.4          1.3      11.1
                                                 -----        -----     -----
                                                 $47.4        $37.3     $10.1
                                                 =====        =====     =====
  Funeral Segment Profit......................   $24.2        $17.6     $ 6.6
                                                 =====        =====     =====


  Funeral revenue increased $16.7 million, or 30%, for the three months ended April 30, 1997, compared to the corresponding period in 1996. The Company experienced a $1.4 million increase in revenue from Existing Operations as a result of an increase in sales of certain prearranged funeral merchandise and a 2% increase in the number of domestic funeral services performed by Existing Operations (flat in total). Slightly offsetting this increase in revenue was a 3% decrease in the average revenue per domestic funeral service performed (.8% decrease in total). Excluding the Miami, Florida area, however, where the Company has been facing competition from low-cost funeral service providers, the Company experienced a .5% decline in the average revenue per domestic funeral service performed (1.4% increase in total). The decline in the average revenue. The decline in the average revenue per funeral service performed was attributable principally to selective price reductions in certain of the Company's markets, particularly in the Miami area, in response to competition from low-cost funeral service providers in those markets. This strategy has been successful as the Company has experienced an increase in funeral services performed in the markets affected; furthermore, price reductions are not expected to continue.

  The $1.0 million, or 3%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions. The improved profit margin achieved by Existing Operations was attributable principally to the decline in costs discussed above.

  The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from May 1996 through April 1997 which are not reflected in the 1996 period presented above.

  The $1.1 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 16% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a slight decline in the yield on the funds.

Cemetery Segment

                                                THREE MONTHS ENDED
                                                     APRIL 30,
                                                --------------------  INCREASE
                                                  1997         1996  (DECREASE)
                                                 -----        -----  ----------
                                                          (IN MILLIONS)
  CEMETERY REVENUE
  ----------------
  Existing Operations.........................   $49.6        $51.0     $(1.4)
  Acquired Operations.........................     1.8           .4       1.4
  Revenue from merchandise trust funds and
   escrow accounts............................     2.1          2.1        --
                                                 -----        -----     -----
                                                 $53.5        $53.5     $  --
                                                 =====        =====     =====
  CEMETERY COSTS
  --------------
  Existing Operations.........................   $38.5        $41.1     $(2.6)
  Acquired Operations.........................     1.5           .3       1.2
                                                 -----        -----     -----
                                                 $40.0        $41.4     $(1.4)
                                                 =====        =====     =====
  Cemetery Segment Profit.....................   $13.5        $12.1     $ 1.4
                                                 =====        =====     =====

  Cemetery revenue remained flat for the three months ended April 30, 1997, compared to the corresponding period in 1996, due principally to a $1.4 million decline in revenue from Existing Operations. The decline in revenue from Existing Operations resulted principally from a decline in the yield on the Company's perpetual care trust funds and escrow accounts.

  Costs decreased during this same period by $1.4 million resulting principally from the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions, and the corresponding decline in revenue from Existing Operations discussed above. The improved profit margin achieved by Existing Operations was attributable principally to the decline in costs discussed above.

  The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from May 1996 through April 1997 which are not reflected in the 1996 period presented above.

Other Segments and Activities

  Interest expense increased $4.3 million during the second quarter of fiscal year 1997 compared to the same period in 1996. The increase resulted from an increase in average borrowings, coupled with a slight increase in average interest rates from 6.5% to 6.6%. Approximately $411 million of the outstanding borrowings at April 30, 1997 was subject to short-term variable interest rates averaging approximately 6.3%.

  The Company experienced a decline in its effective tax rate from 37.5% in the second quarter of fiscal year 1996 to 34.5% in the same period in fiscal year 1997, principally as a result of an increase in foreign source income which has a lower effective tax rate than that experienced in the United States, and the elimination of the Puerto Rican interest withholding tax.

  Six Months Ended April 30, 1997 Compared to Six Months Ended April 30, 1996

Funeral Segment

                                                  SIX MONTHS ENDED
                                                     APRIL 30,
                                                --------------------  INCREASE
                                                  1997        1996   (DECREASE)
                                                 -----       -----   ----------
                                                          (IN MILLIONS)
  FUNERAL REVENUE
  ---------------
  Existing Operations.........................   $ 93.4      $ 90.5     $ 2.9
  Acquired Operations.........................     30.7         3.6      27.1
  Revenue from prearranged funeral trust funds
   and escrow accounts........................     16.4        13.9       2.5
                                                 ------      ------     -----
                                                 $140.5      $108.0     $32.5
                                                 ======      ======     =====
  FUNERAL COSTS
  -------------
  Existing Operations.........................   $ 69.5      $ 71.2     $(1.7)
  Acquired Operations.........................     24.3         2.5      21.8
                                                 ------      ------     -----
                                                 $ 93.8      $ 73.7     $20.1
                                                 ======      ======     =====
  Funeral Segment Profit......................   $ 46.7      $ 34.3     $12.4
                                                 ======      ======     =====

  Funeral revenue increased $32.5 million, or 30%, for the six months ended April 30, 1997, compared to the corresponding period in 1996. The Company experienced a $2.9 million increase in revenue from Existing Operations due principally to an increase in sales of certain prearranged funeral merchandise. For the first half of fiscal year 1997, the number of domestic funeral services performed by Existing Operations was flat compared to the corresponding period in fiscal year 1996 (2% decrease in total). Additionally, the average revenue per domestic funeral service performed declined .6% (2.4% increase in total), due principally to selective price reductions in certain of the Company's markets, particularly in the Miami, Florida area, in response to competition from low-cost funeral service providers in those markets. This strategy has been successful as the Company has experienced an increase in funeral services performed in the markets affected; furthermore, price reductions are not expected to continue. Excluding the Miami area, the Company experienced a 2.3% increase in the average revenue per domestic funeral service performed (5.7% increase in total).

  The $1.7 million, or 2%, decrease in funeral costs for Existing Operations resulted principally from the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions and the decline in funeral services discussed above. The improved profit margin achieved by Existing Operations was principally the result of the cost control measures discussed above.

  The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from May 1996 through April 1997 which are not reflected in the 1996 period presented above.

  The $2.5 million increase in revenue from prearranged funeral trust fund and escrow accounts was attributable to a 17% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a slight decline in the yield on the funds.

Cemetery Segment

                                                  SIX MONTHS ENDED
                                                     APRIL 30,
                                                --------------------  INCREASE
                                                  1997        1996   (DECREASE)
                                                 -----       -----   ----------
                                                          (IN MILLIONS)
  CEMETERY REVENUE
  ----------------

  Existing Operations.......................     $ 94.9      $ 96.7     $(1.8)
  Acquired Operations.......................        5.9         1.7       4.2
  Revenue from merchandise trust funds and
   escrow accounts..........................        6.4         4.8       1.6
                                                 ------      ------     -----
                                                 $107.2      $103.2     $ 4.0
                                                 ======      ======     =====
  CEMETERY COSTS
  --------------

  Existing Operations.......................     $ 75.5      $ 77.3     $(1.8)
  Acquired Operations.......................        4.9         1.9       3.0
                                                 ------      ------     -----
                                                 $ 80.4      $ 79.2     $ 1.2
                                                 ======      ======     =====
  Cemetery Segment Profit...................     $ 26.8      $ 24.0     $ 2.8
                                                 ======      ======     =====

  Cemetery revenue increased $4.0 million, or 4%, for the six months ended April 30, 1997, compared to the same period in 1996, due principally to a $4.2 million increase in revenue from Acquired Operations. The $1.8 million decline in revenue from Existing Operations was due principally to a decline in the yield on the Company's perpetual care trust funds and escrow accounts. The Company experienced a $1.8 million decrease in costs from Existing Operations, attributable principally to certain cost control measures implemented by the Company, including an undertaking to centralize and standardize certain financial and administrative functions.

  The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from May 1996 through April 1997 which are not reflected in the 1996 period presented above.

  The $1.6 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 21% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions, and an increase in the yield on the merchandise trust funds and escrow accounts.

Other Segments and Activities

  Corporate general and administrative expenses declined to 2.8% of sales for the six months ended April 30, 1997 compared to 3.0% for the same period in 1996, despite an aggregate increase of $.8 million. The increase in these expenses is the result of costs incurred in an undertaking to centralize and standardize certain financial and administrative functions, along with activities to support the Company's growth.

  Interest expense increased $7.0 million during the first six months of fiscal year 1997 compared to the same period in 1996. The increase in interest expense resulted from an increase in total borrowings, offset by a decrease in average interest rates from 6.8% to 6.6%. Approximately $411 million of the outstanding borrowings at April 30, 1997 was subject to short-term variable interest rates averaging approximately 6.3%.

  The Company experienced a decline in its effective tax rate from 37.5%, during the first six months of fiscal year 1996 to 35% for the corresponding period in fiscal year 1997, principally as a result of an increase in foreign source income which has a lower effective tax rate than that experienced in the United States, and the elimination of the Puerto Rican interest withholding tax.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and marketable securities of the Company were $27.3 million at April 30, 1997, an increase of approximately $.2 million from October 31, 1996. The Company used cash of $9.5 million in its operations for the six months ended April 30, 1997, compared to providing cash of $10.7 million for the corresponding period in 1996, due principally to an increase in the growth of accounts receivable, deferred charges and intangible assets, offset by an increase in net earnings, an increase in the growth of deferred revenue, and other working capital changes.

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

  In April 1997, the Company completed the syndication of a new $600 million revolving credit facility, which replaced its existing $262 million, $88 million and $75 million revolving credit facilities.

  Long-term debt at April 30, 1997 amounted to $650.1 million, compared to $520.1 million at October 31, 1996. The Company's long-term debt consisted of $410.9 million under the Company's revolving credit facilities, $225.0 million of long-term notes and $14.2 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $2.0 million of term notes incurred principally in connection with acquisitions.

  In May 1997, the Company filed a registration statement with the Securities and Exchange Commission for the proposed sale of 4,750,000 shares of Class A Common Stock (excluding the over-allotment option of 712,500 shares), of which 500,000 shares are being offered by Frank B. Stewart, Jr., the Chairman of the Board of the Company, and a trust established by Mr. and Mrs. Stewart. The offering, scheduled to close near the end of June, is expected to generate net proceeds of approximately $150 million (excluding the over-allotment option), to be used principally to fund the Company's ongoing business expansion program. Pending use for such purpose, the net proceeds will be used to reduce the balances outstanding on one or more of the Company's revolving credit facilities.

  The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of 1.13 to 1.0 and .95 to 1.0 as of April 30, 1997 and October 31, 1996, respectively. As of April 30, 1997, the Company had $65.2 million of additional borrowing capacity within this parameter, all of which was available under its revolving credit facilities.

  The Company's ratio of earnings to fixed charges was 3.47 for the six months ended April 30, 1997, and 3.98, 2.72 (including a $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30, 5.15 and 4.57 for the fiscal years ended October 31, 1996, 1995, 1994, 1993 and 1992, respectively. Excluding the stock option charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense.

  During the six months ended April 30, 1997, the Company completed acquisitions of 44 funeral homes and four cemeteries for purchase prices aggregating approximately $102 million, including the issuance of approximately 180,000 shares of Class A Common Stock. The cash portion of the purchase price of these acquisitions was funded with advances under the Company's revolving credit facilities.

  Subsequent to April 30, 1997, the Company completed the acquisition of 12 funeral homes and one cemetery for approximately $17.5 million. As of June 13, 1997, the Company also had letters of intent or agreements in principle to acquire 12 funeral homes and two cemeteries for purchase prices aggregating approximately $23.3 million. If these purchases are consummated, the amounts to be paid will be satisfied by borrowings under the Company's revolving credit facilities.

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

OTHER

  Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company was required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations are reflected in results of operations, instead of in shareholders' equity. The effect of this change was not material for the first six months of fiscal year 1997, and management does not expect this change to have a material effect on the Company's results of operations for the full fiscal year.

  Statement of Financial Accounting Standards No. 123, "Accounting for
Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is required to be implemented during the first quarter of fiscal year 1998. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  There has been no change in the status of the Company's material legal proceedings during the quarter ended April 30, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's 1997 annual meeting of shareholders was held on March 27, 1997. All director nominees were elected. The voting tabulation was as follows:
Joseph P. Henican, III: 52,341,646 votes for; 246,946 votes withheld; Michael O.
Read: 52,335,305 votes for; 253,287 votes withheld. The proposal to ratify the appointment of Coopers & Lybrand L.L.P., certified public accountants, as independent auditors for the fiscal year ending October 31, 1997 was approved. The voting tabulation was as follows: 52,517,190 votes for; 13,354 votes against; and 58,048 abstentions.


ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

  Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

  The Company's goals for fiscal year 1997 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20%, and the Company currently believes that these goals will be achieved. The Company also expects to complete approximately $150-$200 million in acquisitions, which is consistent with the $179 million, $154 million and $178 million achieved in fiscal years 1996, 1995 and 1994, respectively. For fiscal year 1997, the Company anticipates gross margin improvement of approximately 40 to 50 basis points over its fiscal year 1996 gross margin.

  The Company's strategic plan for the future includes the following goals: (i) achievement of $1 billion in revenue by fiscal year 2001; and (ii) earnings per share growth of 20% annually.

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

   4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

   4.2 Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

   4.3 Credit Agreement by and among the Company, its subsidiaries and Citicorp USA, Inc., Bank of America Illinois, and NationsBank of Texas, N.A. dated April 14, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-27771) filed with the Commission on May 23, 1997)

  10.1 Lease Amendment dated April 30, 1997 between the Company and Stewart Building Enterprise

  10.2 Amendment No.1 dated January 1, 1997 to Employment Agreement dated August 1, 1995 between the Company and Kenneth C. Budde

  10.3 Amendment No.1 dated January 1, 1997 to Employment Agreement dated August 1, 1995 between the Company and Lawrence B. Hawkins

  10.4 Amendment No. 1 dated January 1, 1997 to Employment Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr.

  10.5 Amendment No. 1 dated January 1, 1997 to Employment Agreement dated January 1, 1997 between the Company and Brent F. Heffron

  10.6 Line of Credit Note by Brent F. Heffron to the Company dated February 27, 1997, in the amount of $250,000

  12    Calculation of Ratio of Earnings to Fixed Charges

  27    Financial data schedule


(b)     Reports on Form 8-K

   The Company filed a Form 8-K on March 11, 1997 reporting, under "Item 5. Other Events," the earnings release for the quarter ended January 31, 1997.

                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEWART ENTERPRISES, INC.



June 16, 1997                       /s/  RONALD H. PATRON
                                    ------------------------------------------
                                    Ronald H. Patron
                                    Chief Financial Officer
                                    President--Corporate Division



June 16, 1997                       /s/  KENNETH C. BUDDE
                                    ------------------------------------------
                                    Kenneth C. Budde
                                    Senior Vice President-Finance
                                    Secretary and Treasurer
                                    (Principal Accounting Officer)