Form 10-Q
period 1997-07-31
STEWART ENTERPRISES INC
filed 1997-09-15
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended July 31, 1997

(  )  Transition Report Pursuant to Section  13  or  15(d) of the Securities
      Exchange Act of 1934
                   For the transition period from _______ to ________





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

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of September 12, 1997 was 46,874,315 and 1,777,510, respectively.



                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                    INDEX


Part I.  Financial Information                                             Page

         Item 1. Financial Statements

         Consolidated Statements of Earnings -
           Three Months Ended July 31, 1997................................ 3
           Three Months Ended July 31, 1996 (Pro Forma for Change in
                Accounting Principles)..................................... 3
           Three Months Ended July 31, 1996 (As Reported).................. 3

         Consolidated Statements of Earnings -
           Nine Months Ended July 31, 1997................................. 4
           Nine Months Ended July 31, 1996 (Pro Forma for Change in
                Accounting Principles)..................................... 4
           Nine Months Ended July 31, 1996 (As Reported)................... 4

         Consolidated Balance Sheets -
           July 31, 1997 and October 31, 1996.............................. 5

         Consolidated Statements of Cash Flows -
           Nine Months Ended July 31, 1997 and 1996........................ 7

         Notes to Consolidated Financial Statements........................ 9


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations............................................... 15



Part II. Other Information

         Item 1. Legal Proceedings........................................ 21


         Item 5. Other Information........................................ 21


         Item 6. Exhibits and Reports on Form 8-K......................... 24


         Signatures....................................................... 25


                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


                                               Three Months Ended July 31,
                                        ---------------------------------------
                                            1997        1996          1996
                                        -----------  ------------  ------------
                                                   (Pro Forma)(1) (As Reported)
Revenues:
   Funeral............................   $ 75,350     $ 55,380      $ 56,971
   Cemetery...........................     64,196       54,704        51,963
                                        -----------  ------------  ------------
                                          139,546      110,084       108,934
                                        -----------  ------------  ------------

Costs and expenses:
   Funeral............................     52,559       37,908        37,908
   Cemetery...........................     45,481       42,459        41,303
                                        -----------  ------------  ------------
                                           98,040       80,367        79,211
                                        -----------  ------------  ------------
                                           41,506       29,717        29,723
Corporate general and
 administrative expenses..............      3,423        2,884         2,884
                                        -----------  ------------  ------------
   Operating earnings.................     38,083       26,833        26,839
Interest expense......................    (10,132)      (6,558)       (6,558)
Investment and other income...........        756          397           397
                                        -----------  ------------  ------------
   Earnings before income taxes.......     28,707       20,672        20,678
Income taxes..........................      9,656        7,752         7,754
                                        -----------  ------------  ------------
   Net earnings.......................   $ 19,051     $ 12,920      $ 12,924
                                        ===========  ============  ============

   Earnings per common share..........   $    .42     $    .31      $    .31
                                        ===========  ============  ============
Weighted average common shares
 outstanding (in thousands)...........     44,826       41,551        41,551
                                        ===========  ============  ============
Dividends per common share............   $    .02                   $    .02
                                        ===========                ============


(1) Pro forma to reflect changes in the Company's accounting methods effective November 1, 1996, as if such methods had been in effect during fiscal year 1996.


        See accompanying notes to consolidated financial statements.



                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


                                              Nine  Months  Ended July 31,
                                        ---------------------------------------
                                           1997         1996           1996
                                        -----------  ------------  ------------
                                                   (Pro Forma)(1) (As Reported)
Revenues:
   Funeral............................   $211,539      $160,237      $164,974
   Cemetery...........................    178,841       160,883       155,140
                                        -----------  ------------  ------------
                                          390,380       321,120       320,114
                                        -----------  ------------  ------------
Costs and expenses:
   Funeral............................    146,334       111,610       111,610
   Cemetery...........................    128,383       122,206       120,459
                                        -----------  ------------  ------------
                                          274,717       233,816       232,069
                                        -----------  ------------  ------------
                                          115,663        87,304        88,045
Corporate general and
 administrative expenses..............     10,459         9,149         9,149
                                        -----------  ------------  ------------
   Operating earnings.................    105,204        78,155        78,896
Interest expense......................    (29,165)      (18,580)      (18,580)
Investment and other income...........      2,322         1,804         1,804
                                        -----------  ------------  ------------
   Earnings before income taxes
      and cumulative effect of
      change in accounting
      principles......................     78,361        61,379        62,120
Income taxes..........................     27,035        23,017        23,295
                                        -----------  ------------  ------------
   Earnings before cumulative effect
      of change in accounting
      principles......................     51,326        38,362        38,825
                                        -----------  ------------  ------------
Cumulative effect of change in
 accounting principles
 (net of $2,230 income
 tax benefit) (Note 2)................     (2,324)         -              -
                                        -----------  ------------  ------------
   Net earnings.......................   $ 49,002      $ 38,362      $ 38,825
                                        ===========  ============  ============

Earnings per common share:
   Earnings before cumulative
     effect of change in
     accounting principles............   $   1.19      $    .93      $    .94
   Cumulative effect of change in
     accounting principles............       (.05)          -             -
                                        -----------  ------------  ------------
   Net earnings.......................   $   1.14      $    .93      $    .94
                                        ===========  ============  ============
Weighted average common shares
 outstanding (in thousands)...........     42,955        41,315        41,315
                                        ===========  ============  ============
Dividends per common share............   $    .06                    $   .046
                                        ===========                ============




(1) Pro forma to reflect changes in the Company's accounting methods effective November 1, 1996, as if such methods had been in effect during fiscal year 1996.


        See accompanying notes to consolidated financial statements.




                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


                                                      July 31,      October 31,
                 ASSETS                                 1997            1996
                 ------                             ------------  -------------
Current assets:
   Cash and cash equivalent investments..........  $    20,086    $    24,580
   Marketable securities.........................        2,340          2,514
   Receivables, net of allowances................      126,002        109,129
   Inventories...................................       33,172         31,044
   Prepaid expenses..............................        5,199          4,275
                                                    ------------  -------------
      Total current assets.......................      186,799        171,542
Receivables due beyond one year,
 net of allowances...............................      186,073        147,961
Intangible assets................................      389,772        301,309
Deferred charges.................................       74,104        101,073
Cemetery property, at cost.......................      312,921        314,377
Property and equipment, at cost:
   Land..........................................       68,902         63,653
   Buildings.....................................      234,951        197,553
   Equipment and other...........................       97,389         80,626
                                                    ------------  -------------
                                                       401,242        341,832
   Less accumulated depreciation.................       81,614         69,088
                                                    ------------  -------------
   Net property and equipment....................      319,628        272,744
Long-term investments............................       62,638         48,407
Other assets.....................................        4,227          3,500
                                                    ------------  -------------
                                                   $ 1,536,162    $ 1,360,913
                                                    ============  =============
                                                                   (continued)


                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


                                                   July 31,        October 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY            1997              1996
    ------------------------------------        ------------      ------------
Current liabilities:
   Current maturities of
    long-term debt...........................   $   30,430        $   4,240
   Accounts payable..........................       14,179           11,889
   Accrued payroll...........................       15,353           12,612
   Accrued insurance.........................        7,133            8,341
   Accrued interest..........................        3,241            4,621
   Accrued other.............................       12,699           14,479
   Estimated costs to complete mausoleums
     and lawn crypts, and to deliver
     merchandise.............................        1,999            3,552
   Income taxes payable......................       12,828           10,154
   Deferred income taxes.....................        5,854            3,594
                                                ------------      ------------
      Total current liabilities..............      103,716           73,482
Long-term debt,
 less current maturities.....................      462,450          515,901
Deferred income taxes........................       76,433           70,388
Deferred revenue.............................       80,278          137,874
Other long-term liabilities..................        5,311           15,821
                                                ------------      ------------
      Total liabilities......................      728,188          813,466
                                                ------------      ------------
Commitments and contingencies (Notes 4 and 7)
Preferred stock, $1.00 par value,
 5,000,000 shares authorized;
 no shares issued............................         -                -
Shareholders' equity:
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000
       shares; issued and outstanding
       46,817,758 and 40,022,483 shares
       at July 31, 1997 and October 31,
       1996, respectively....................       46,818           40,022
      Class B authorized 5,000,000 shares;
       issued and outstanding 1,777,510
       shares at July 31, 1997 and October
       31, 1996; 10 votes per share;
       convertible into an equal number of
       Class A shares........................        1,778            1,778
   Additional paid-in capital................      520,048          306,706
   Retained earnings.........................      261,661          215,314
   Cumulative foreign
    translation adjustment...................      (26,443)         (19,058)
   Unrealized appreciation of
    investments..............................        4,112            2,685
                                                ------------      ------------
      Total shareholders' equity.............      807,974          547,447
                                                ------------      ------------
                                                $1,536,162       $1,360,913
                                                ============      ============




        See accompanying notes to consolidated financial statements.


                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


                                                  Nine  Months  Ended July 31,
                                                --------------------------------
                                                      1997             1996
                                                ---------------    -------------

Cash flows from operating activities:
   Net earnings................................    $ 49,002          $ 38,825
   Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization............      19,435            15,865
      Provision for doubtful accounts..........      15,791            12,314
      Cumulative effect of change in
       accounting principles...................       2,324               -
      Net gains on sales of marketable
       securities..............................        (615)           (1,438)
      Provision (benefit) for deferred
       income taxes............................         214              (728)
      Changes in assets and liabilities net of
       effects from acquisitions:
        Increase in prearranged funeral trust
         receivables...........................     (21,628)          (13,619)
        Increase in other receivables..........     (44,878)          (24,193)
        Increase in deferred charges and
         intangible assets.....................     (15,394)           (4,326)
        Increase in inventories and
         cemetery property.....................      (8,454)           (5,418)
        Decrease in accounts payable
         and accrued expenses..................      (2,450)           (6,257)
        Decrease in estimated costs to
         complete mausoleums and lawn crypts,
         and to deliver merchandise............     (11,213)           (5,214)
        Increase in deferred revenue...........       1,254             5,912
        Increase (decrease) in other...........         252            (1,051)
                                                 ------------      ------------
   Net cash provided by (used in) operating
    activities.................................     (16,360)           10,672
                                                 ------------      ------------

Cash flows from investing activities:
   Proceeds from sales of marketable
    securities.................................       8,546             5,756
   Purchases  of  marketable  securities
    and long-term investments..................     (14,321)           (9,242)
   Purchases of subsidiaries, net of cash,
    seller financing and stock issued..........    (120,472)          (52,958)
   Additions to property and equipment.........     (27,492)          (23,099)
   Other.......................................       1,015               627
                                                 ------------      ------------
        Net cash used in
         investing activities..................    (152,724)          (78,916)
                                                 ------------      ------------
                                                                    (continued)

                               STEWART ENTERPRISES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                  (Dollars in thousands, except per share amounts)


                                                 Nine Months  Ended  July 31,
                                                -------------------------------
                                                     1997              1996
                                                -------------    --------------
Cash flows from financing activities:
   Proceeds from long-term debt...............    $ 310,682        $  82,194
   Repayments of long-term debt...............     (350,125)         (14,032)
   Issuance of common stock...................      219,654            2,107
   Purchase and retirement
    of common stock...........................      (11,943)            -
   Dividends..................................       (2,655)          (1,932)
                                                -------------    --------------
      Net cash provided by financing
       activities.............................      165,613           68,337
                                                -------------    --------------
Effect of exchange rates on cash
 and cash equivalents.........................       (1,023)            (412)
                                                -------------    --------------
Net decrease in cash..........................       (4,494)            (319)
Cash and cash equivalents,
 beginning of period..........................       24,580           18,226
                                                -------------    --------------
Cash and cash equivalents,
 end of period................................    $  20,086         $ 17,907
                                                =============    ==============
Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes............................    $  23,900         $ 16,600
      Interest................................    $  30,500         $ 18,600

Noncash investing and financing activity:
   Subsidiaries acquired
    with common stock.........................    $  12,426         $ 11,636




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

   As of July 31, 1997, the Company owned and operated 368 funeral homes and 127 cemeteries in 23 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada and Spain. The Company commenced its international operations in Mexico in August 1994, and entered Australia in December 1994, New Zealand in April 1996, Canada in September 1996 and Spain in April 1997. For the nine months ended July 31, 1997, foreign operations contributed approximately 14% of total revenue and, as of July 31, 1997, represented approximately 26% of total assets.

   (b) Principles of Consolidation

   The  accompanying  consolidated  financial statements include the Company
and   its   subsidiaries.   All  significant   intercompany   balances   and
transactions have been eliminated.

   (c) Interim Disclosures

   The information as of July 31, 1997, and for the three and nine months ended July 31, 1997 and 1996, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

   The results of operations for the three and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1997.

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

   Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company was required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations are reflected in results of operations, instead of in shareholders' equity. The effect of this change was not material in the first nine months of fiscal year 1997, and management does not expect this change to have a material effect on the Company's results of operations for the full fiscal year.


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

(2) Change in Accounting Principles

   The   Company  changed  the  following  accounting  principles  effective
November 1, 1996:

   (a) The Company now defers a portion of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts in order to offset the estimated effects of inflation on the future cost of performing prearranged funeral services. Earnings realized in excess of those deferred are recognized on a current basis, except in those jurisdictions where earnings revert to a customer if a prearranged funeral service contract is canceled. Previously, all such earnings were recognized as realized.

   (b) The Company now records all revenues and costs attributable to prearranged sales of cemetery interment rights and related products when customer contracts are signed. Allowances for customer cancellations and refunds are provided at the date of sale based upon historical experience. Previously, such sales generally were deferred under accounting principles prescribed for sales of real estate. Under the Company's application of this method of accounting for sales of real estate, revenues and costs were deferred until 20% of the contract amount had been collected.

   (c) The Company now records revenue and related costs attributable to cemetery burial site openings and closings at the time of sale. Previously, such sales were deferred until delivery.

   The accounting changes were made principally for the following reasons:

   (a) A portion of funeral trust earnings and increasing benefits under insurance contracts is intended to cover increases in the future costs of providing price guaranteed funeral services. The Company believes that deferring such earnings to the extent of the increased costs of the services to be provided will better match revenues and costs because

                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)


(2)  Change in Accounting Principles--(Continued)

the total funds available to satisfy the contract (principal and deferred earnings) will be included in revenues with concurrent recognition of all costs related to performance of the service when the funeral service is performed.

   (b) The cemetery accounting methods have been adopted because all significant obligations of the Company, including delivery of products and opening and closing the burial site, have been satisfied in the period the contract is signed. Related costs are provided based on actual costs incurred, firm commitments or reliable estimates. Historical experience is the basis for making appropriate allowances for customer cancellations and will be adjusted when required.

   The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the nine months ended July 31, 1997 of $2,324 (net of a $2,230 income tax benefit), or $.05 per share. The effect of the change in accounting principles resulted in an increase in net earnings of $1,871, or $.04 per share, for the three months ended July 31, 1997, and $2,268, or $.05 per share, for the nine months ended July 31, 1997.

   The effect of the change on the first and second quarters of fiscal year 1997 is as follows:


                                                                Three Months Ended
                                                  ------------------------------------------
                                                   January 31, 1997          April 30, 1997
                                                  ------------------       -----------------
                                                                  (Unaudited)

Net earnings as originally reported.............     $ 15,376                   $ 16,502
Effect of change in accounting principles.......         (369)                       766
                                                  ------------------       -----------------
Earnings before cumulative effect of change
   in accounting principles.....................       15,007                     17,268
Cumulative effect on prior years
   (to October 31, 1996) of change in
   accounting principles........................      (2,324)                       -
                                                  ------------------       -----------------
Net earnings as restated........................     $ 12,683                   $ 17,268
                                                  ==================       =================
Per share amounts:
Net earnings as originally reported.............     $    .37                   $    .39
Effect of change in accounting principles.......         (.01)                       .02
                                                  ------------------       -----------------
Earnings before cumulative effect of change
   in accounting principles.....................          .36                        .41
Cumulative effect on prior years
   (to October 31, 1996) of change
   in accounting principles.....................         (.06)                        -
                                                  ------------------       -----------------

Net earnings as restated                             $    .30                   $    .41
                                                  ==================       =================



                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


(3) Acquisition of Subsidiaries

   During the nine months ended July 31, 1997, the Company purchased 69 funeral homes and seven cemeteries, compared to 37 funeral homes and nine cemeteries purchased during the nine months ended July 31, 1996.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the nine months ended July 31, 1997, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.


                                                 Nine  Months  Ended July 31,
                                                ------------------------------
                                                     1997           1996(1)
                                                -------------     ------------
                                                           (Unaudited)

   Revenues..................................     $ 410,385        $ 357,407
                                                =============     ============
   Earnings before cumulative effect
    of change in accounting principles.......     $  49,588        $  34,917
                                                =============     ============
   Net earnings..............................     $  47,264        $  34,917
                                                =============     ============
   Earnings per common share before
    cumulative effect of change in
    accounting principles....................     $    1.15        $     .84
                                                =============     ============
   Earnings per common share.................     $    1.10        $     .84
                                                =============     ============
   Weighted average common shares outstanding
    (in thousands)...........................     $  43,161        $  41,659
                                                =============     ============




(1) Pro forma to reflect changes in the Company's accounting methods effective November 1, 1996, as if such methods had been in effect during fiscal year 1996. See Note 2.



                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


(3)   Acquisition of Subsidiaries--(Continued)

   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                  Nine  Months Ended July 31,
                                                  ---------------------------
                                                     1997             1996
                                                  ----------       ----------
                                                         (Unaudited)

   Current assets.............................    $  5,632          $  7,438
   Receivables due beyond one year............       1,707               407
   Cemetery property..........................       2,953            24,540
   Property and equipment.....................      34,514            22,812
   Deferred charges and other assets..........         722               963
   Intangible assets..........................     105,722            32,867
   Current liabilities........................      (7,078)           (4,849)
   Long-term debt.............................      (9,915)           (8,593)
   Deferred income taxes......................        (841)           (8,943)
   Deferred revenue and other liabilities.....        (518)           (2,048)
                                                  ----------       ----------
                                                   132,898            64,594
   Common stock used for acquisitions.........      12,426            11,636
                                                  ----------       ----------
   Cash used for acquisitions.................    $120,472          $ 52,958
                                                  ==========       ==========

(4) Contingencies

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


(5) Recent Accounting Standards

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and No. 129, "Disclosure of Information about Capital Structure," are required to be implemented during the first quarter of fiscal year 1998. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information," are required to be implemented during the Company's fiscal year ending October 31, 1999. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.






                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)


(6) Equity Offering

   During the third quarter of fiscal year 1997, the Company completed the sale of 6,055,000 shares of Class A Common Stock, resulting in approximately $211 million in net proceeds, which were used for acquisitions and general corporate purposes.


(7) Subsequent Events

   Subsequent to July 31, 1997, the Company has acquired or committed to acquire 34 funeral homes and two cemeteries for approximately $43,544.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   Effective November 1, 1996, the Company changed accounting principles for prearranged funeral and cemetery sales, as follows: (i) the Company now defers a portion of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts in order to offset the estimated effects of inflation on the future cost of performing prearranged funeral services;
(ii) the Company now records all revenues and costs attributable to prearranged sales of cemetery interment rights and related products at the time the contract is signed; and (iii) the Company now records revenue and related costs attributable to cemetery burial site openings and closings at the time of sale. The accounting changes were made principally to provide a better matching of revenues and expenses in the appropriate periods and to more accurately reflect the Company's operations. See Note 2 to the consolidated financial statements included herein.

   These changes generally will result in reduced near-term funeral revenue and gross profit, due to the deferral of a portion of the earnings from funeral trust funds and escrow accounts until the funeral is performed. These changes also will result in higher near-term cemetery revenue and gross profit, due to the recognition under the accrual basis of accounting of certain cemetery sales. The net effect is expected to result in increased revenues and gross profit from amounts that would have been reported under the Company's previous accounting methods. For the following discussion, all comparisons to fiscal year 1996 data, unless otherwise noted, reflect the pro forma effects of applying the new accounting principles as if the changes had occurred on November 1, 1995.

   For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or funeral homes opened during either period being compared are referred to as "Acquired Operations."

Results of Operations

Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

Funeral Segment

                                                        Three Months Ended
                                                              July 31,
                                                       --------------------
                                                         1997         1996       Increase
                                                       -------      -------      --------
                                                                (In millions)
    Funeral Revenue
    ---------------
   Existing Operations.............................    $ 52.2       $ 50.7       $  1.5
   Acquired Operations.............................      16.1           .3         15.8
   Revenue from prearranged funeral trust funds and
      escrow accounts..............................       7.1          4.4          2.7
                                                       -------      -------      --------
                                                       $ 75.4       $ 55.4       $ 20.0
                                                       =======      =======      ========
   Funeral Costs
   -------------
   Existing Operations.............................    $ 38.4       $ 37.7       $   .7
   Acquired Operations.............................      14.2           .2         14.0
                                                       -------      -------      --------
                                                       $ 52.6       $ 37.9       $ 14.7
                                                       =======      =======      ========
   Funeral Segment Profit..........................    $ 22.8       $ 17.5       $  5.3
                                                       =======      =======      ========


   Funeral  revenue  increased  $20.0  million, or 36%, for the three months
ended  July 31, 1997, compared to the corresponding  period  in  1996.   The
Company  experienced  a  $1.5  million  increase  in  revenue  from Existing
Operations  as  a  result  of  a  3.8%  increase in the average revenue  per domestic funeral service performed by Existing  Operations (3.9% increase in
total)  due  to  price  increases  and  improved  merchandising.    Slightly
offsetting  this  increase  in  revenue was a .2% decrease in the number  of domestic funeral services performed  by  Existing Operations  (1.5% decrease in total).

   The  increase  in  revenue and costs from  Acquired  Operations  resulted primarily from the Company's  acquisition  or  construction of funeral homes from  August  1996 through July 1997 which are not  reflected  in  the  1996 period presented above.

   The $2.7 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 29% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled by a slight increase in the yield on the funds for the third quarter of fiscal year 1997 compared to the corresponding period in the prior year.

Cemetery Segment


                                                          Three Months Ended
                                                               July 31,
                                                         --------------------
                                                           1997        1996      Increase
                                                         --------     -------    --------
                                                                  (In millions)
   Cemetery Revenue
   ----------------
   Existing Operations.................................   $ 59.7      $ 52.8      $  6.9
   Acquired Operations.................................      1.9          .3         1.6
   Revenue from merchandise trust funds and
    escrow accounts....................................      2.6         1.6         1.0
                                                         --------     -------    --------
                                                          $ 64.2      $ 54.7      $  9.5
                                                         ========     =======    ========
   Cemetery Costs
   --------------
   Existing Operations.................................   $ 43.9      $ 42.2      $  1.7
   Acquired Operations.................................      1.6          .3         1.3
                                                         --------     -------    --------
                                                          $ 45.5      $ 42.5      $  3.0
                                                         ========     =======    ========
   Cemetery Segment Profit.............................   $ 18.7      $ 12.2      $  6.5
                                                         ========     =======    ========


   Cemetery revenue increased $9.5 million, or 17%, for the three months ended July 31, 1997, compared to the corresponding period in 1996, due principally to a $6.9 million increase in revenue from Existing Operations.
The increase in revenue from Existing Operations resulted principally from an increase in cemetery sales.

   Costs increased during this same period by $3.0 million, due principally to a $1.7 million increase in costs from Existing Operations, attributable to the growth in revenue previously discussed. The improved profit margin achieved by Existing Operations was attributable principally to a 13% increase in cemetery sales by Existing Operations, the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions, and the inclusion of sales of openings and closings in both periods.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from August 1996 through July 1997 which are not reflected in the 1996 period presented above.

   The $1.0 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 23% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions, and an increase in the yield on the merchandise trust funds and escrow accounts.


Other Segments and Activities

   Interest expense increased $3.6 million during the third quarter of fiscal year 1997 compared to the same period in 1996. The increase resulted from an increase in average borrowings, coupled with a slight increase in average interest rates from 6.4% in 1996 to 6.6% in 1997. Approximately
$250 million of the $492.9 million outstanding borrowings at July 31, 1997 was subject to short-term variable interest rates averaging approximately
6.4%.

   The Company experienced a decline in its effective tax rate from 37.5% in the third quarter of fiscal year 1996 to 33.6% in the comparable period in fiscal year 1997, principally as a result of an increase in foreign source income which has a lower effective tax rate than that experienced in the United States, and the elimination of the Puerto Rican interest withholding tax.

   Nine Months Ended July 31, 1997 Compared to Nine Months Ended July 31, 1996

   Funeral Segment


                                                        Nine Months Ended
                                                            July 31,
                                                       --------------------     Increase
                                                         1997       1996       (Decrease)
                                                       --------    --------    ----------
                                                                (In millions)
    Funeral Revenue
    ----------------
   Existing Operations...............................   $143.3      $138.8      $  4.5
   Acquired Operations...............................     51.7         8.5        43.2
   Revenue from prearranged funeral trust funds and
    escrow accounts..................................     16.5        12.9         3.6
                                                       --------    --------    ----------
                                                        $211.5      $160.2      $ 51.3
                                                       ========    ========    ==========
   Funeral Costs
   -------------
   Existing Operations...............................   $104.1      $105.5      $ (1.4)
   Acquired Operations...............................     42.2         6.1        36.1
                                                       --------    --------    ----------
                                                        $146.3      $111.6      $ 34.7
                                                       ========    ========    ==========
   Funeral Segment Profit............................   $ 65.2      $ 48.6      $ 16.6
                                                       ========    ========    ==========


   Funeral revenue increased $51.3 million, or 32%, for the nine months ended July 31, 1997, compared to the corresponding period in 1996. The Company experienced a $4.5 million increase in revenue from Existing Operations due principally to a 2.8% increase in the average revenue per domestic funeral service performed by Existing Operations (5.2% increase in total), due to price increases and improved merchandising. Additionally, the Company experienced a .2% increase in the number of funeral services performed by Existing Operations (1.6% decrease in total).

   The $1.4 million, or 1%, decrease in funeral costs for Existing Operations resulted principally from the continued implementation of certain cost control measures, including the Company's centralization and standardization of certain financial and administrative functions, which also contributed to the improved profit margin achieved by Existing Operations.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from August 1996 through July 1997 which are not reflected in the 1996 period presented above.

   The $3.6 million increase in revenue from prearranged funeral trust fund and escrow accounts was attributable to a 25% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a slight decline in the yield on the funds.



    Cemetery Segment

                                                            Nine Months Ended
                                                                 July 31,
                                                          --------------------
                                                            1997        1996      Increase
                                                          ---------    -------    --------
                                                                     (In millions)
    Cemetery Revenue
    ----------------

   Existing Operations................................     $158.5      $148.4     $  10.1
   Acquired Operations................................       11.3         6.1         5.2
   Revenue from merchandise trust funds and
    escrow accounts...................................        9.0         6.4         2.6
                                                          ---------    -------    --------
                                                           $178.8      $160.9     $  17.9
                                                          =========    =======    ========
   Cemetery Costs
   --------------
   Existing Operations................................     $119.9      $118.1     $   1.8
   Acquired Operations................................        8.5         4.1         4.4
                                                          ---------    -------    --------
                                                          $ 128.4      $122.2     $   6.2
                                                          =========    =======    ========
   Cemetery Segment Profit............................    $  50.4      $ 38.7     $  11.7
                                                          =========    =======    ========

   Cemetery revenue increased $17.9 million, or 11%, for the nine months ended July 31, 1997, compared to the same period in 1996, due principally to a $10.1 million increase in revenue from Existing Operations. The increase in revenue from Existing Operations resulted from an increase in cemetery sales, offset by a decline in the yield on the Company's perpetual care trust funds. The improved profit margin achieved by Existing Operations was attributable principally to a 7% increase in cemetery sales by Existing Operations, the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions, and the inclusion of sales of openings and closings in both periods.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from August 1996 through July 1997 which are not reflected in the 1996 period presented above.

   The $2.6 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 25% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions, and an increase in the yield on the merchandise trust funds and escrow accounts.

Other Segments and Activities

   Interest expense increased $10.6 million during the first nine months of fiscal year 1997 compared to the same period in 1996. The increase in interest expense resulted from an increase in total borrowings, offset by a slight decrease in average interest rates from 6.7% in 1996 to 6.6% in 1997. Approximately $250 million of the $492.9 million outstanding borrowings at July 31,1997 was subject to short-term variable interest rates averaging approximately 6.4%.

   The Company experienced a decline in its effective tax rate from 37.5%, during the first nine months of fiscal year 1996 to 34.5% for the corresponding period in fiscal year 1997, principally as a result of an increase in foreign source income which has a lower effective tax rate than that experienced in the United States, and the elimination of the Puerto Rican interest withholding tax.


Liquidity and Capital Resources

   Cash and marketable securities of the Company were $22.4 million at July 31, 1997, a decrease of approximately $4.7 million from October 31, 1996. The Company used cash of $16.4 million in its operations for the nine months ended July 31, 1997, compared to providing cash of $10.7 million for the corresponding period in 1996, due principally to an increase in the growth of receivables, offset by an increase in net earnings and other working capital changes.

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

   Long-term debt at July 31, 1997 amounted to $492.9 million, compared to $520.1 million at October 31, 1996. The Company's long-term debt consisted of $250.0 million under the Company's revolving credit facilities, $225.0 million of long-term notes and $17.9 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $1.7 million of term notes incurred principally in connection with acquisitions.

   During the third quarter of fiscal year 1997, the Company completed the sale of 6,055,000 shares of Class A Common Stock, resulting in approximately $211 million in net proceeds, which were used for acquisitions and general corporate purposes.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of .61 to 1.0 and .95 to 1.0 as of July 31, 1997 and October 31, 1996, respectively. As of July 31, 1997, the Company had $514.8 million of additional borrowing capacity within this parameter, of which $357.7 million was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was 3.58 for the nine months ended July 31, 1997 (excluding the cumulative effect of a change in accounting principles), and 3.98, 2.72 (including a $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30, 5.15 and
4.57 for the fiscal years ended October 31, 1996, 1995, 1994, 1993 and 1992, respectively. Excluding the stock option charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. All prior year amounts reflect the Company's previous accounting methods which were in effect at that time.

   During the nine months ended July 31, 1997, the Company completed acquisitions of 69 funeral homes and seven cemeteries for purchase prices aggregating approximately $141 million, including the issuance of approximately 344,000 shares of Class A Common Stock. The cash portion of the purchase price of these acquisitions was funded with advances under the Company's revolving credit facilities.

   Subsequent to July 31, 1997, the Company completed the acquisition of ten funeral homes for approximately $7.8 million. As of September 12, 1997, the Company also had letters of intent or agreements in principle to acquire 24 funeral homes and two cemeteries for purchase prices aggregating approximately $35.7 million. If these purchases are consummated, the amounts to be paid will be satisfied by borrowings under the Company's revolving credit facilities.

   Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $35 million for the fiscal year ending October 31, 1997, including construction of new funeral homes and refurbishing of funeral homes recently acquired.

   Management expects that future capital requirements will be satisfied through a combination of internally generated cash flow and amounts available under its revolving credit facilities. Additional debt and equity financing may be required in connection with future acquisitions.

Other

   Based on the three-year cumulative inflation rate in Mexico as of October 31, 1996, the Company was required to change its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies during the first quarter of fiscal year 1997. As a result, foreign currency translation adjustments for the Company's Mexican operations are reflected in results of operations, instead of in shareholders' equity. The effect of this change was not material for the first nine months of fiscal year 1997, and management does not expect this change to have a material effect on the Company's results of operations for the full fiscal year.

   Statement  of Financial Accounting Standards  No.  123,  "Accounting  for
Stock Based Compensation," is required to be implemented during the Company's fiscal year ending October 31, 1997. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and No. 129, "Disclosure of Information about Capital Structure," are required to be implemented during the first quarter of fiscal year 1998. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information," are required to be implemented during the Company's fiscal year ending October 31, 1999. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

   There has been no change in the status of the Company's material legal proceedings during the quarter ended July 31, 1997.


Item 5. Other Information

Forward-Looking Statements

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   The Company's goals for fiscal year 1997 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20%, and the Company currently believes that these goals will be achieved. The Company also expects to complete approximately $150-$200 million in acquisitions in fiscal year 1997, and $200-$225 million in acquisitions in fiscal year 1998, compared to the $179 million, $154 million and $178 million achieved in fiscal years 1996, 1995 and 1994, respectively. For fiscal year 1997, the Company anticipates funeral gross margin improvement of approximately 50 to 75 basis points over its fiscal year 1996 funeral gross margin presented on a pro forma basis to reflect the Company's recent change in accounting methods, with substantial improvement in cemetery segment gross margins from fiscal year 1996 to fiscal year 1997.

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

      12 Calculation of Ratio of Earnings to Fixed Charges

      18 Letter from Coopers & Lybrand L.L.P. regarding change in accounting principles

      27 Financial Data Schedule

    (b)  Reports on Form 8-K

        The Company  filed a Form 8-K on May 23, 1997 reporting, under "Item
    5. Other Events," a press release announcing the proposed public offering of 4,750,000 shares of Class A Common Stock, including 500,000 shares to be offered by the Selling Shareholders.

        The Company  filed a Form 8-K on June 9, 1997 reporting, under "Item
    5. Other Events," the earnings release for the quarter ended April 30, 1997, and announcement of construction and operation of mortuaries on land leased by Catholic Cemeteries of the Archdiocese of Los Angeles.



                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.




September 12, 1997                        /s/  RONALD H. PATRON
                                          ----------------------------
                                          Ronald H. Patron
                                          Chief Financial Officer
                                          President-Corporate Division




September 12, 1997                        /s/  KENNETH C. BUDDE
                                          ----------------------------
                                          Kenneth C. Budde
                                          Senior Vice President-Finance
                                          Secretary and Treasurer
                                          (Principal Accounting Officer)