Form 10-K
period 1997-10-31
STEWART ENTERPRISES INC
filed 1998-01-29
CIK 878522

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K

          (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the fiscal year ended October 31, 1997

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              ---------------------

                        Commission File Number:  0-19508

                              ---------------------

                            STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

            LOUISIANA                                 72-0693290
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


  110 Veterans Memorial Boulevard
       Metairie, Louisiana                               70005
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: (504) 837-5880

                              ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Class A Common Stock, No Par Value
                                (Title of Class)

                              ---------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
                              ---------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---
    The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Company's Class A Common Stock) of the Registrant as of January 21, 1998 was approximately $1,472,000,000.

                              ---------------------

    The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of January 21, 1998 was 46,959,367 and 1,777,510, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Proxy  Statement  in  connection  with   the   1998   annual   meeting  of
shareholders, incorporated in Part III of this Report.

===============================================================================


                                 Cautionary Note

    This Annual Report of Stewart Enterprises, Inc. (the "Company") on Form 10-K contains forward-looking statements in which the Company's management discusses factors it believes may affect the Company's performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, earnings per share, capital expenditures, gross profit margin and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause the Company's actual results in the future to differ materially from expectations or projections in forward-looking statements include those described under the heading "Cautionary Statements" in Item 7. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

                                  PART 1

Item 1. Business

General

    Stewart Enterprises, Inc. is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company owns and operates 419 funeral homes and 131 cemeteries in 25 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal and the Netherlands. The
Company is a leader in the industry's trend toward consolidation and has acquired most of its current operations through acquisitions.

    The Company provides a complete range of death care products and services both at and prior to the time of need. The Company's funeral homes and cemeteries are located primarily in metropolitan areas and are generally organized in "clusters," which are groups of integrated funeral homes and cemeteries. The Company also develops combined cemetery and funeral home facilities, whereby the funeral home is located at and operated in conjunction with the cemetery. The Company believes that it owns and operates one or more of the premier death care facilities in each of its principal markets. The Company also believes that it is an industry leader in the marketing and sale of prearranged funeral and cemetery services and products.

    The Company has an experienced management team and a decentralized organizational structure that allows local funeral home directors and cemetery managers to best serve their location's particular needs. The Company has three principal objectives: (i) to provide the highest level of quality, service and value to each family it serves; (ii) to attract, retain and reward highly qualified individuals to operate its businesses; and (iii) to pursue a strategy of disciplined internal and external growth, with the ultimate goal of enhancing shareholder value.

    The Company's business was founded by the Stewart family in 1910, and the Company was incorporated as a Louisiana corporation in 1970. The Company's principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and its telephone number is 504-837-5880.

The Death Care Industry

    The Company's management believes that the death care industry has several attractive fundamental characteristics. The industry is relatively stable and business failures are uncommon. Death care businesses in the United States traditionally have been relatively small family-owned enterprises transferred to successive generations within the family; however, the industry in the United States and in certain foreign countries is undergoing a transition in which family-owned firms are consolidating with larger organizations such as the Company. Management believes this trend results primarily from the desire of owners to address management succession and estate planning issues and to achieve liquidity and diversification of their investments. Management believes this trend also results from the willingness of consolidators to offer attractive prices due to the consolidators' belief that they can improve the profit margins of the acquired firms mainly through enhanced marketing and sales initiatives and economies of scale. In addition, management believes it can be difficult for new competitors to successfully enter existing markets by opening new cemeteries and funeral homes due to several factors, including the importance to families of reputation and goodwill developed over time, regulatory compliance complexities, zoning restrictions and the existence of an adequate number of facilities serving mature markets.

    According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year through 2010. In addition, industry studies indicate that while the death rate is declining slightly, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have only recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. Management believes that its principal target market for sales of prearranged cemetery property, merchandise and services is those age 50 and above, while those most inclined to prearrange their funeral service are typically age 60 and above.

Operations

    Premier Facilities. The Company believes that it operates one or more of the premier death care facilities in each of its principal markets. The Company considers a facility to be "premier" if, when measured by such factors as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and potential for development or expansion, it is one of the most highly regarded facilities in its market area.

    Clustering. The Company operates most of its funeral homes and cemeteries in "clusters." Clusters are groups of funeral homes and cemeteries located in close enough proximity to each other that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles and employees, centralized embalming services and inventories of caskets and other merchandise, thus decreasing the Company's cost to operate each location. Furthermore, by virtue of their proximity to each other, clustered facilities create opportunities for more integrated, sophisticated management and oversight of their operations.

    Funeral Operations. Funeral operations accounted for approximately 55% of the Company's revenues for the fiscal year ended October 31, 1997. The Company's funeral homes offer a complete range of services and products to meet families' funeral needs, including consultation on a prearranged basis or at the time of need, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services. Most of the Company's funeral homes have a non-denominational chapel on the premises, thereby permitting family visitation and religious services to take place at one location. As of October 31, 1997, the Company operated 401 funeral homes, 86 of which were leased.

     Cemetery Operations.  Cemetery operations accounted  for approximately 45%
of  the Company's revenues for the fiscal year ended October  31,  1997.   The
Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are
made  at  the time of need or  on  a  prearranged  basis.   The  Company  also
maintains cemetery grounds pursuant to perpetual care contracts or laws. Although profit margins of cemetery operations typically are lower than those of funeral operations, the Company believes that its cemetery properties help it to maintain market share, as families often return to a cemetery location where their ancestors are buried. In addition, the Company's clustering and combined facilities strategies help to improve the profitability of individual cemetery locations. As of October 31, 1997, the Company owned and operated 129 cemeteries.


    Combined Funeral Home and Cemetery Operations. Approximately 44% of the Company's cemeteries have a Company funeral home on site that is operated in conjunction with the cemetery. Many of these facilities are in the Company's key markets, including, among others, New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; and Miami, Orlando, Tampa and St. Petersburg, Florida. The Company plans to construct approximately three funeral homes per fiscal year on a Company cemetery location. Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined facilities has demonstrated that the combination of a funeral home with a cemetery can increase significantly the market share and profitability of both. The enhanced purchasing power, more sophisticated management systems and sharing of facilities, personnel and equipment made possible by combined facilities results in lower average operating costs to the Company and helps to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price.

    Cremation. For the year ended October 31, 1997, cremations accounted for approximately 28% of funeral services performed by the Company in the United States and Puerto Rico. In Australia, New Zealand, Mexico, Canada and Spain, cremations accounted for approximately 62%, 64%, 49%, 55% and 10%, respectively, of funeral services performed by the Company during fiscal year 1997. In September 1997, the Company entered Portugal, where cremations accounted for approximately 14% of the funeral services performed by the firms acquired. Additionally, in fiscal year 1998, the Company has entered the Netherlands, where cremations accounted for approximately 70% of the funeral services performed by the firm acquired by the Company.

    While cremations in the United States often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins. In the Company's foreign markets, cremations generally produce revenues comparable to those of traditional funeral services in those markets. The cremation rate in the United States has been increasing and by 2000, cremations are expected to represent 24% of the United States burial market, according to industry estimates. The Company has been addressing this trend by providing cremation products and services at all of its funeral homes, including traditional funeral services and memorialization options for those choosing cremation. Additionally, the Company has plans to expand on the model developed by Sentinel Cremation Societies, Inc., which was acquired by the Company in fiscal year 1997 and is discussed below under the heading "Internal Growth Strategies."

    Prearrangements. The Company markets death care products and services on a prearranged basis through a staff of approximately 3,300 commission sales counselors. Prearranged plans enable families to establish in advance and prepay for the type of service to be performed, the products to be used and the cost of such products and services at prices prevailing at the time the agreement is signed, rather than when the products and services are delivered. Prearranged plans also permit families to eliminate the emotional strain of making death care decisions at the time of need. The Company believes that extensive marketing of prearranged products and services produces a backlog of future business and builds current and future market share. On average, over the past five years, the Company has sold nearly three prearranged funeral services for every one it has delivered out of the backlog. During the fiscal year ended October 31, 1997, the Company sold 48,676 prearranged funeral services, and as of October 31, 1997, had a backlog of 350,031 prearranged funeral services expected to be delivered some time in the future.

    Trust Funds and Escrow Accounts. Prearranged funeral plans are funded either through trust funds or escrow accounts established by the Company, or to a lesser extent through insurance, depending on the regulatory requirements in the relevant jurisdiction. When trust or escrow funding is used, a percentage of the sale price (the amount varies among jurisdictions), which is often paid in installments, is placed in a trust fund or escrow account and the remainder is retained by the Company to defray costs related to the sale. When insurance funding is used, payments received by the Company are used to pay premiums on insurance policies designed to cover the cost of providing the funeral service in the future.

    Principal and earnings (including interest, dividends and net realized capital gains) on the trust funds and escrow accounts, and amounts funded through insurance, generally are available to the Company only when the funeral service is performed. In limited circumstances, the Company receives principal amounts deposited in trust funds or escrow accounts upon cancellation of the contract by the customer. Additionally, the Company is permitted to withdraw earnings on a current basis in certain jurisdictions where trust funds are used and in unregulated jurisdictions where escrow accounts are used. As of October 31, 1997, the Company's prearranged funeral trust funds and escrow accounts totaled approximately $422 million.

    Prearranged cemetery merchandise is funded through trust funds and escrow accounts established by the Company, and the related principal and earnings generally are available to the Company only when the merchandise is delivered or contracts are cancelled. As of October 31, 1997, the Company's merchandise trust funds and escrow accounts totaled approximately $150 million.

    The Company funds its obligation to provide maintenance of cemetery grounds by placing a portion, generally 10%, of the proceeds from cemetery property sales into perpetual care trust funds or escrow accounts. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. As of October 31, 1997, the Company's perpetual care trust funds and escrow accounts totaled approximately $152 million.

    The accounting methods used to reflect the Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are complex and are described in the notes to the Company's consolidated financial statements included in Item 8. Management believes that balances in the Company's trust funds and escrow accounts, and amounts funded by insurance, along with installment payments due under contracts, will be sufficient to cover the Company's estimated cost of providing the prearranged services and products currently under contract. For additional information, see Notes 5 and 6 to the Company's consolidated financial statements included in Item 8.

    Investment Management. The Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts generally are administered by the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), a Texas corporation with trust powers. ITI also provides investment advisory services to the Stewart Enterprises Employees' Retirement Trust ("SEERT") and currently manages the Company's investment portfolio. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

    As of October 31, 1997, ITI had approximately $669 million in assets under management on behalf of the Company's trust funds and escrow accounts, SEERT and the Company. Lawrence B. Hawkins, an executive officer of the Company and a professional investment manager, serves as President of ITI. Mr. Hawkins joined ITI in 1989 after serving for six years as the manager of ITI's accounts for one of its prior investment advisers. ITI operates pursuant to a formal investment policy established by the Investment Committee of the Company's Board of Directors, with the assistance of third party professional financial consultants, that emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

    Management. The Company has an experienced team of managers, many of whom joined the Company through acquisitions. The Company's management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their firms will be managed and their products and services will be priced and merchandised. At the same time, the Company establishes financial goals at the corporate level and maintains centralized supervisory controls. Finally, the Company provides centralized and standardized business support services primarily through its Shared Services Center described below.

    Currently, the Company is divided into four operating divisions in North America, each of which is managed by a division president and chief financial officer. These divisions are further divided into regions, each of which is managed by a regional chief operating officer. The Company's operations in Europe and Australasia are not considered separate operating divisions, but they are managed by local regional executives who report to certain of the Company's executive officers. From time to time, the Company may increase or realign the divisions and regions to accommodate expansion of the Company's operations. The Company also has a Corporate Development Division, which manages the Company's acquisition program, and a Corporate Division, which manages the Company's corporate services, accounting and financial operations and strategic planning. The Company has a Shared Services Center that provides centralized and standardized accounting, payroll, contract processing, collection and other services for all of the Company's domestic facilities, including those in Puerto Rico.

    In order to align the interests of the Company's managers with the long-term interests of its shareholders, the Company has granted options to purchase Company stock to approximately 150 managers. Approximately two-thirds of the stock options are performance-based, with the remaining one-third vesting over time, generally at the rate of 20% per year over five years, except for grants issued since the initial grant date which options vest over the remainder of the original five-year period. The exercisability of the performance-based options depends solely upon the attainment of a stock price objective. Specifically, the options become exercisable only if the average of the closing sale prices of a share of Company stock over 20 consecutive trading days equals or exceeds $52.87 by August 31, 2000; otherwise, the options will be forfeited. The target price of $52.87 was calculated to represent an average of 20% growth per year over five years over the stock price at the time the Company's 1995 Incentive Compensation Plan was adopted in August 1995. The exercise price of the options is equal to the market price of the Company's stock at the date of grant. Additional information with respect to the Company's stock options is contained in the notes to the Company's consolidated financial statements included in
Item 8 and in the Company's proxy statements. Generally accepted accounting principles require that a charge to earnings of approximately $68 million be recorded for the performance-based options for the difference between the exercise price and the then-current stock price when achievement of the performance objective become probable.

    Foreign Operations. The Company first entered foreign markets in fiscal year 1994 and through January 20, 1998 has acquired a total of 180 properties outside the United States and Puerto Rico. For the fiscal year ended October 31, 1997, properties in foreign countries generated approximately 15% of consolidated total revenues and, as of October 31, 1997, accounted for approximately 33% of the Company's funeral home and cemetery locations and 19% of consolidated total assets.

    Financial Information about Industry and Geographic Segments. For financial information about the Company's industry and geographic segments, see Note 16 to the Company's consolidated financial statements included in
Item 8.

    Internal Growth Strategies. The Company plans to increase market share by extensive marketing of prearranged services and products and by continuing to offer high quality services and products to families at competitive prices. The Company's strategy calls for it to increase the profitability of its funeral homes and cemetery operations primarily by continuing to achieve economies of scale through clustering and the development of combined facilities, through improved merchandising (by adjusting the mix of products and services offered to achieve higher sales and profits), selective price increases, obtaining volume discounts from suppliers and controlling costs. The Shared Services Center is a key component of the Company's plan to control costs.

    The Company expects to gain market share and improve profitability in the longer term partly through operating partnerships with third parties and by establishing a network of alternative services firms. In fiscal year 1997, the Company announced an agreement with the Archdiocese of Los Angeles whereby the Company will construct and operate six funeral homes on land leased by the Company from the Archdiocese at the site of six cemeteries owned and operated by the Archdiocese. Management believes that this partnership will allow the Company to enjoy the benefits of operating a funeral home on the grounds of a cemetery, without the capital investment of purchasing the cemetery. The Company also believes that partnerships such as this one also benefit the third parties by allowing them to compete with other cemeteries in their market that have funeral homes on their properties. To further expand upon this strategy, the Company is pursuing similar partnership opportunities with other cemetery operators. The construction of funeral homes is capital intensive, and newly-constructed funeral homes often do not yield profits for several years. No assurance can be given about whether, when or to what extent this strategy will contribute in any material respect to the Company's profits.

    During fiscal year 1997 the Company acquired Sentinel Cremation Societies, Inc. of California ("Sentinel"). Sentinel owns and operates thirteen service
centers offering cremations and related products and services.   Sentinel also
sponsors  two  cremation  societies,  which  together  have  more than 104,000
members.   Members  in the  cremation  society pay a  small membership fee and receive a membership card indicating their wish to be cremated. Because Sentinel's offices generally operate from leased locations with a small staff, they have lower overhead than traditional funeral homes. The cost to the family for death care arrangements at a Sentinel location generally is less
than at a traditional funeral  home.   The expansion of the Sentinel model  is
an example of the Company's effort to address the growing cremation market, and it offers a cost-saving alternative to the construction of a traditional funeral home. The Company plans to open additional service centers similar to the Sentinel model, although management expects this expansion to occur slowly while the Company further develops and tests the concept in new markets. No assurance can be given about whether, when or to what extent this strategy will contribute in any material respect to the Company's profits.

    Subsidiaries. Substantially all of the Company's operations are conducted through subsidiaries.

Acquisitions

    Background. From October 31, 1991 through January 20, 1998, the Company has grown from 72 funeral homes and cemeteries in six states to 550 funeral homes and cemeteries in 25 states and eight foreign countries, almost
entirely as a result of acquisitions.   At  the  time of the Company's initial
public offering in October 1991, the Company owned funeral homes and cemeteries in Louisiana, Texas, Florida, Virginia, West Virginia and Maryland. Since that time, the Company has expanded in the United States, primarily in the Southern and Mid-Atlantic states, and more recently in the Midwest and Pacific states. The Company entered Puerto Rico and Mexico in fiscal years 1993 and 1994, Australia, New Zealand and Canada in fiscal years 1995 and 1996, and Spain and Portugal in fiscal year 1997. The Company also has entered the Netherlands in fiscal year 1998. The Company has acquired a total of 180 funeral homes and cemeteries in Mexico, Australia, New Zealand, Canada, and Europe since it first entered those markets, and it believes that attractive
expansion  opportunities  exist  in those and other  foreign  countries.   The
following table sets forth certain information with respect to the Company's completed and pending acquisition activity:

                                                         Number of        Aggregate
                                                       Funeral Homes    Purchase Price
                                                       and Cemeteries   (in millions)
                                                       --------------   --------------
            Properties owned as of
             October 31, 1991........................         72        $      -
            Acquisitions(1):
              Fiscal year 1992.......................         11            30.0
              Fiscal year 1993.......................         49            94.6
              Fiscal year 1994.......................         60           177.6
              Fiscal year 1995.......................         70           154.4
              Fiscal year 1996.......................        149           179.0
              Fiscal year 1997.......................        114           184.5
              November 1, 1997 - January 20, 1998....         19            39.5
              Pending acquisitions, as of
               January 20, 1998......................         44            39.2
           -----------------------------
            (1)  Excludes funeral homes constructed by the Company.


   External Growth Strategy. Management believes that only a relatively small part of the death care industry has been consolidated and that additional consolidation opportunities exist. The Company actively pursues acquisition opportunities both domestically and internationally and plans to continue to do so. Where feasible, the Company seeks to acquire premier firms that either may be integrated with an existing cluster or that may serve as a base for the formation of a new cluster, and that have strong management willing to remain with the Company. In evaluating a potential acquisition, the Company also considers factors such as the size of the community the property serves and the potential for increasing the property's profitability through increased prearranged marketing efforts and other means. The Company expects most of its expansion to continue to occur domestically, although it continues to pursue international acquisitions, primarily in Europe, Latin America and the Pacific Rim.

    Management believes it follows a disciplined approach to acquisitions. Currently, the Company's objective is to pay no more than eight times management's estimate of what the acquired firm's EBIT (earnings before interest and taxes) will be for the first twelve months after the acquisition. Management prices each acquisition so that the acquired firm is expected to be additive to Company earnings per share in the first twelve months after its acquisition.

    The Company created its Corporate Development Division in fiscal year 1995 to further coordinate the Company's acquisition activities. The Division was expanded in fiscal year 1997 to include, in addition to its six full-time employees, six field representatives focusing on domestic candidates and three representatives focusing on European candidates. These representatives devote their full time to identifying and developing candidates and assisting in negotiations, and they are paid on a commission basis. Divisional and regional management of the Company also work with the Corporate Development Division in identifying and developing candidates and assisting in negotiations.

    Assimilation. The Company seeks to retain key managers of acquired companies in order to assure the continuation of the acquired firm's goodwill, and frequently enters into management or consulting agreements and non-compete agreements with owners and key managers of acquired firms. In addition, the Company generally continues to operate acquired businesses under their existing names. Acquired firms initially, however, generally have lower gross profit margins than the Company's existing businesses. The Company strives to improve the margins of acquired businesses primarily by increasing prearranged sales, integrating the firm into the Company's marketing program, assisting local managers in evaluating merchandising and pricing strategies, and standardizing and centralizing certain business support functions through the Shared Services Center. Management believes that the Company has been improving its ability to assimilate acquired firms and improve their margins.

Competition

    The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. To a lesser degree, the Company also competes with monument dealers, casket retailers and other non-traditional providers of limited services or products. Because the market for death care services is relatively stable, competition usually focuses on increasing market share and selling prearranged products and services. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the significant role played by goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of prearranged funeral services.

    The Company's traditional burial and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased throughout the 1980s and that cremation will represent approximately 24% of the United States burial market by the year 2000, compared with 14% in 1986. All of the Company's funeral homes in the United States offer cremation, and the Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization. Additionally, development of the Sentinel concept by the Company represents another opportunity for the Company to serve cremation customers.

    The Company also faces intense competition in its acquisition program, principally from the other publicly-traded death care firms, Service Corporation International, The Loewen Group Inc., Equity Corporation
International and Carriage Services, Inc., although a number of smaller companies also participate in the market. Much acquisition activity appears to be concentrated on firms in metropolitan regions, which are the areas of primary interest to the Company. Furthermore, in the United States, prices for funeral home and cemetery properties have increased in recent years. Some of the more attractive properties in some metropolitan markets have already been acquired by competitors, and certain other markets are unattractive because of such factors as size, demographics and the local regulatory environment. Only a small portion of this highly fragmented industry has been consolidated, and the Company believes that opportunities for significant growth through acquisitions continue to exist. However, no assurance can be given that the Company will be successful in expanding its operations through acquisitions.

Regulation

    The Company's funeral home operations are regulated by the Federal Trade Commission (the "FTC") under the FTC's Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the "Funeral Rule"), which went into effect on April 30, 1984, and was revised effective July 19, 1994.

   The Funeral Rule defines certain acts or practices as unfair or deceptive, and contains certain requirements to prevent these unfair or deceptive acts or practices. The preventive requirements require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services. In addition, the preventive requirements prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; and (iv) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

    The Company's operations are also subject to extensive regulation, supervision, and licensing under numerous federal, state and local laws and regulations. The Company believes that it is in substantial compliance with the Funeral Rule and all such laws and regulations. State legislatures and regulatory agencies frequently propose new laws and regulations, some of which, if enacted as proposed, could have a material effect on the Company's operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

Employees

    The Company and its subsidiaries employ approximately 9,300 persons, and management believes that its relationship with its employees is good. Approximately 330 of its employees who are employed in Maryland, Pennsylvania, Puerto Rico, Mexico, Australia and Canada are represented by the Laborers' International Union of North America-AFL-CIO, the International Association of Machinists and Aerospace Workers, the International Brotherhood of Teamsters of Puerto Rico, the Sindicato de Trabajadores y Empleados de Establecimientos Comerciales and Tiendas de Ropa y Almacenes en General del Distrito Federal, the Miscellaneous Workers Union and Association des Travailleurs du Parc Commemoratif de Montreal Inc. Syndicat Canadien (SCEP), respectively. No other employees of the Company or its subsidiaries are members of a collective bargaining unit.

Item 2.  Properties

    As of October 31, 1997, all but 86 of the Company's 401 funeral home locations were owned by subsidiaries of the Company. The leases with respect to the 86 properties have terms ranging from two to 44 years. Generally, the Company has a right of first refusal and an option to purchase the leased premises. An aggregate of $1.7 million of the Company's term notes are secured by mortgages on some of the Company's funeral homes; these notes were either assumed by the Company upon its acquisition of the property or represent seller financing of the acquired property.

    As of October 31, 1997, the Company  owned 129 cemeteries covering a total
of approximately 8900 acres.  Approximately 4,000 acres, or   45% of the total
acreage, is available for future development.



    The Company's corporate headquarters occupy approximately 49,200 square feet of office space in a building in suburban New Orleans that is leased from an affiliate of the Company. See "Certain Transactions," which is incorporated by reference herein from the Company's definitive proxy statement relating to its 1998 annual meeting of shareholders.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4(a).  Executive Officers of the Registrant

    The following table sets forth certain information with respect to the executive officers of the Company. Executive officers are appointed by and serve at the pleasure of the Board of Directors, subject in all cases, except in Mr. Stewart's case, to rights under existing employment agreements. Each of the following has served the Company in the capacity indicated for more than five years, except as indicated below.


     Name                     Age                        Position
     ----                     ---                        --------
Frank B. Stewart, Jr........  62       Chairman of the Board(1)

Joseph P. Henican, III......  49       Vice Chairman of the Board and Chief Executive Officer(2)

William E. Rowe.............  51       President, Chief Operating Officer and Director(3)

Ronald H. Patron............  53       Executive Vice President, President-Corporate Division,
                                        Chief Financial Officer and Director

Gerard C. Alexander.........  58       Executive Vice President and President-Central Division(4)

Richard O. Baldwin, Jr......  51       Executive Vice President and President-Corporate Development Division(5)

Brian J. Marlowe............  51       Executive Vice President and President-Eastern Division(6)

Lawrence B. Hawkins.........  49       Senior Vice President and President-Investors Trust, Inc.

Brent F. Heffron............  48       Senior Vice President and President-Southern Division(7)

Raymond C. Knopke, Jr.......  42       Senior Vice President and President-Western Division(8)

Kenneth C. Budde............  50       Senior Vice President-Finance, Chief Accounting Officer,
                                        Secretary and Treasurer

---------------------
(1) Mr. Stewart served as interim Chief  Executive  Officer  from  November 1,
    1994,  upon  the resignation of Lawrence M. Berner as President and  Chief
    Executive Officer,  until  February  1,  1995, when Joseph P. Henican, III assumed the office of Chief Executive Officer.

(2) Mr. Henican has served as Vice Chairman of the Board since May 1991, and as Chief Executive Officer since February 1, 1995. Prior to that time, he was a partner in the law firm Henican, James & Cleveland, where he served as general counsel to the Company for more than 13 years.

(3) Mr. Rowe assumed the office of President on November 1, 1994 upon the resignation of Lawrence M. Berner as President and Chief Executive
    Officer.  He became  Senior  Executive  Vice President and Chief Operating
    Officer in April 1994. Prior to that time, he served as President of the Company's former Mid-Atlantic Division since 1987 and as Executive Vice
    President  and  President  of  the former Mid-Atlantic Division since  May
    1991.  He became a director of the Company in April 1994.

(4) Mr. Alexander has served as Executive  Vice President and President of the
    Company's Central Division since August 1, 1995. Prior to that time, he served as Executive Vice President and President of the Company's former
    South Central Division.

(5) Mr. Baldwin has served as Executive Vice President and  President  of  the
    Company's Corporate Development Division since August 1, 1995. Prior to that time, he served as Executive Vice President and President of the Company's former Southeast Division.

(6) Mr.  Marlowe has served as Executive Vice President and President  of  the
    Company's  Eastern Division since August 1, 1995.  From April 1994 to July
    1995, he served as Executive Vice President and President of the Company's former Mid-Atlantic Division. From November 1992 to April 1994 he served as Chief Operating Officer of the Company's former Mid-Atlantic Division's
    Northern Region.

(7) Mr. Heffron has served  as  Senior  Vice  President  and  President of the
    Company's Southern Division since January 1, 1997.  From November  1992 to
    December 1996, he served as President and Chief Operating Officer of the Central Region of the Company's Eastern Division and Vice President of the
    Company's former Mid-Atlantic Division.

(8) Mr. Knopke  has  served  as  Senior  Vice  President  and President of the
    Company's Western Division since January 1, 1997.  From  December  1993 to
    December 1996, he served as President and Chief Operating Officer of the South Atlantic Region of the Company's Eastern Division. Prior to that time, he served as President of Baldwin Fairchild Cemeteries and Funeral
    Homes, which was acquired by the Company in 1983.


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

    The Company's Class A Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STEI. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the Nasdaq National Market. Prices for the first three quarters of fiscal year 1996 have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend on June 21, 1996. As of January 6, 1998, there were 1,469 record holders of the Company's Class A Common Stock.

                                                     High           Low
                                                     ----           ---
 Fiscal Year 1997
  Fourth Quarter .............................       45 7/8         36 3/8
  Third Quarter  .............................       46             32 1/4
  Second Quarter .............................       38             32
  First Quarter  .............................       39 3/4         32 3/4

Fiscal Year 1996
  Fourth Quarter .............................       37             26 1/4
  Third Quarter  .............................       33             24 1/2
  Second Quarter .............................       31 27/64       24 43/64
  First Quarter  .............................       26 43/64       21 11/64

 Dividends

    The Company declared quarterly dividends of $.013 per share on its Class A and Class B Common Stock during the first two quarters of fiscal year 1996, and $.02 per share during the last two quarters of fiscal year 1996 and each quarter of fiscal year 1997. The Company intends to continue its current policy of declaring quarterly cash dividends on the Class A and Class B Common Stock in the amount of $.02 per share. The declaration and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. The most restrictive of the Company's credit agreements limits the payment of dividends to 50% of the Company's consolidated net earnings for the previous four fiscal quarters.

Sales of Unregistered Equity Securities

    During fiscal year 1997, the Company did not sell any unregistered equity securities.

Item 6.  Selected Financial Data

     The following selected consolidated financial data for the fiscal years ended October 31, 1993 through 1997 are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                      Selected Consolidated Financial Data
                 (Dollars in thousands, except per share data)

                                                     Year Ended October 31,  (1)
                                       ----------------------------------------------------
                                          1997        1996         1995        1994        1993
                                      ---------     ---------    ---------   ---------   --------
Statement of Earnings Data:
Revenues:
  Funeral........................... $  291,649     $ 225,461    $ 188,991   $ 116,266   $ 75,348
  Cemetery..........................    240,937       207,926      179,831     138,092    107,315
                                      ---------     ---------    ---------   ---------   --------
  Total revenues....................    532,586       433,387      368,822     254,358    182,663
Gross profit:
  Funeral...........................     89,235        72,239       55,309      31,785     22,398
  Cemetery..........................     67,937        45,879       34,434      25,812     19,032
                                      ---------     ---------    ---------   ---------   --------
  Total gross profit................    157,172       118,118       89,743      57,597     41,430
Corporate general and administrative
 expenses...........................    (15,402)      (14,096)     (11,113)     (8,157)    (7,223)
                                      ---------     ---------    ---------   ---------   --------
Operating earnings before performance-
 based stock options................    141,770       104,022       78,630      49,440     34,207
Performance-based stock options.....          -             -      (17,252)          -          -
                                      ---------     ---------    ---------   ---------   --------
Operating earnings..................    141,770       104,022       61,378      49,440     34,207
Interest expense....................    (38,031)      (26,051)     (22,815)     (8,877)    (6,540)
Investment and other income.........      2,738         4,104        2,937       1,635      1,902
                                      ---------     ---------    ---------   ---------   --------
Earnings from continuing operations
 before income taxes and cumulative
 effect of change in accounting
 principles.........................  $ 106,477     $  82,075    $  41,500(2) $ 42,198   $ 29,569
                                      =========     =========    =========    ========   ========
Earnings before cumulative effect of
 change in accounting principles....  $  69,742     $  51,297    $  26,145(2) $ 27,253   $ 18,839

Cumulative effect of change in
 accounting principles
 (net of $2,230 income tax
 benefit)...........................  $  (2,324)(1)         -            -           -          -
                                      ---------     ---------   ----------    --------   --------
Earnings from continuing
 operations.........................  $  67,418    $  51,297   $ 26,145(2)   $ 27,253   $ 18,839
                                      =========     =========   ==========    ========   ========
Earnings per common share from
 continuing operations(3):

  Earnings before cumulative
   effect of change in accounting
   principles........................ $    1.57     $    1.24   $     .72(2)  $    .85   $    .71

  Cumulative effect of change in
   accounting principles.............      (.05)(1)     ---         ---          ---        ---
                                      ---------     ---------   ---------     --------   --------
  Net earnings....................... $    1.52     $    1.24   $     .72(2)  $    .85   $    .71
                                      =========     =========   =========     ========   ========
Weighted average common shares
 outstanding (in thousands)(3).......    44,389        41,410      36,386       31,910     26,535
                                      =========     =========   =========     ========   ========
Dividends declared per
 common share(3)..................... $     .08     $    .066   $    .033     $   .027   $   .018
                                      =========     =========   =========     ========   ========
                                                                                      (continued)

                                 Selected Consolidated Financial Data
                            (Dollars in thousands, except per share data)

                                                     Year Ended October 31,  (1)
                                       -----------------------------------------------------
                                          1997      1996       1995         1994       1993
                                       ---------  ---------  ---------    ---------  ---------



Pro forma amounts assuming change
 in accounting principles was
 applied retroactively(1):
   Earnings from continuing
    operations.......................  $  69,742  $  49,959  $  30,671(2) $ 28,649  $  17,753
                                      ==========  =========  ==========   ========  =========
   Earnings per common share from
    continuing operations(3).........  $    1.57  $    1.21  $     .84(2) $    .90  $     .67
                                      ==========  =========  ==========   ========  =========



                                                              October 31,
                                      --------------------------------------------------------
                                         1997        1996        1995        1994       1993
                                      ----------  ----------  ----------  ---------  ---------


Balance Sheet Data:
 Assets.............................. $1,626,851  $1,360,913  $1,072,435  $ 759,390  $ 455,942
 Long-term debt, less current
  maturities.........................    524,351     515,901     317,451    260,913    122,517
 Shareholders' equity................    819,570     547,447     483,978    325,671    232,006


                                    Selected Consolidated Operating Data


                                                         Year Ended October 31,
                                       --------------------------------------------------------
                                          1997       1996         1995        1994       1993
                                       ----------  ----------  ----------  ---------  ---------


Operating Data:
 Funeral homes in operation at end
  of period..........................        401        298       161         105        76

 At-need funerals performed..........     61,682     38,351    37,263      23,539    14,588
 Prearranged funerals performed......     18,970     15,422     9,225       7,571     6,320
                                      ----------  ---------  --------   ---------  --------
  Total funerals performed...........     80,652     53,773    46,488      31,110    20,908

 Prearranged funerals sold...........     48,676     37,545     33,787     26,637    17,859
 Backlog of prearranged funerals
  at end of period...................    350,031    294,829    222,532    183,886   130,610

 Cemeteries in operation at end
  of period..........................        129        120        105         90        57
 Interments performed................     53,266     46,007     42,480     33,118    26,557

-----------------------

(1)Effective  November 1, 1996,  the Company changed  accounting principles for prearranged funeral  and cemetery sales.  For further details, see Note 3 to
   the  Company's  consolidated  financial   statements  included  in  Item  8.
   Information presented for fiscal year 1997 reflects the change in accounting principles; whereas, information presented  for  fiscal  years  1993 through
   1996  reflects  results  as originally reported under the accounting  methods then in effect.

(2)Includes a non-recurring, non-cash charge of $17.3 million ($10.9 million, or $.30 per share, after-tax) recorded during the third quarter of fiscal year 1995 in connection with the vesting of the Company's performance-based stock options.

(3)Fiscal year 1993 reflects the Company's three-for-two split  of  its Class A and  Class B Common Stock effected December 1, 1993 by means of a 50%  stock
   dividend.   Additionally,  fiscal  years  1993 to 1996 reflect the Company's three-for-two split effected June 21, 1996 by means of a 50% stock dividend.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    Death care businesses in the United States traditionally have been relatively small family-owned enterprises transferred to successive generations within the family. The industry in the United States, and in certain foreign countries, is undergoing a transition in which family-owned firms are consolidating with larger organizations, such as the Company. Although the Company's future participation in this consolidation cannot be guaranteed, the Company believes that it has been successful in identifying and acquiring firms that have enhanced shareholder value, and it will continue to explore expansion opportunities, both domestically and internationally, although it expects most of its expansion to continue to occur within the United States.

    Two other trends affecting the death care industry are the death rate and average age of the population. Industry studies indicate that while the death rate is declining slightly, the average age of the population is increasing. This is expected to result in a long-term, small, though stable, increase in the number of deaths, despite short-term deviations. More importantly, because of the Company's emphasis on prearranged sales, management anticipates that the aging of the population will create additional opportunities for the Company to expand its customer base and secure a portion of its future market share, since the principal market for these prearranged services is the more mature and fastest growing segment of the population.

    Certain statements made herein that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and therefore are inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements." The discussion herein should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Change in Accounting Principles

    Effective November 1, 1996, the Company changed accounting principles for prearranged funeral and cemetery sales, as follows: (i) the Company now defers a portion of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts in order to offset the estimated effects of inflation on the future cost of performing prearranged funeral services; (ii) the Company now records all revenues and costs attributable to prearranged sales of cemetery interment rights and related products at the time the contract is signed; and (iii) the Company now records revenue and related costs attributable to cemetery burial site openings and closings at the time of sale. The accounting changes were made principally to provide a better matching of revenues and expenses in the appropriate periods and to more accurately reflect the Company's operations. See Note 3 to the consolidated financial statements included in Item 8.

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

Trust and Escrow Investments

    The Company's funeral and cemetery business includes prearranged sales funded through trust and escrow arrangements, as well as maintenance of cemetery grounds funded through perpetual care funds. The Company's investment strategy for these funds is, among other criteria, partially dependent on the ability to withdraw net realized capital gains from these funds. However, withdrawal of capital gains is not permitted for perpetual care funds in
certain jurisdictions in which the Company  operates.   Accordingly, funds  for
which net capital gains are permitted to be withdrawn typically are invested in a diversified portfolio consisting principally of U.S. government securities, other interest-bearing securities and preferred stocks rated A or better,
publicly-traded  common  stocks,  money  market  funds  and  other   short-term
investments.

    The Company generally recognizes as revenue on a current basis from trust funds and escrow accounts all dividends, interest and net realized capital gains in excess of the amount to be deferred to offset expected increases in the future costs of performing prearranged funeral services. The composition of trust and escrow income from funds, especially those including common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds, including those in Puerto Rico and excluding those in Mexico, which include investments in common stock, the Company seeks an overall annual rate of return of approximately 9.0%. In the past three years, such funds have generated overall annual rates of return that approximate that amount. However, no assurance can be given that the Company will be successful in achieving any particular rate of return.

Results of Operations

    For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of both periods being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either period being compared are referred to as "Acquired Operations."

    Comparisons between fiscal years 1997 and 1996 reflect the pro forma effects of applying the new accounting principles as if the change had occurred on November 1, 1995; whereas, comparisons between fiscal years 1996 and 1995 are presented as originally reported. The following table presents the pro forma results for the year ended October 31, 1996:

                                                        Year Ended October 31,
                                                  ----------------------------------
                                                       1997                 1996
                                                  --------------        ------------
                                                   (As Reported)        (Pro Forma)
                                                              (In millions)
Revenues:
   Funeral ....................................      $ 291.6              $ 219.1
   Cemetery....................................        240.9                213.1
                                                  --------------        ------------
                                                       532.5                432.2
                                                  --------------        ------------
Costs and expenses:
   Funeral.....................................        202.4                153.2
   Cemetery....................................        173.0                163.3
                                                  --------------        ------------
                                                       375.4                316.5
                                                  --------------        ------------
   Gross profit................................        157.1                115.7
Corporate general and administrative
 expenses......................................         15.4                 14.1
                                                 --------------        ------------
   Operating earnings..........................        141.7                101.6
Interest expense...............................        (38.0)               (26.0)
Investment and other income....................          2.7                  4.1
                                                 --------------        ------------
   Earnings before income taxes and
    cumulative effect of change in
    accounting principles......................        106.4                 79.7
Income taxes...................................         36.7                 29.7
                                                 --------------        ------------
   Earnings before cumulative effect
    of change in accounting principles.........      $  69.7              $  50.0
                                                 ==============        ============



Year Ended October 31, 1997 Compared to Year Ended October 31, 1996

Funeral Segment

                                                        Year Ended
                                                        October 31,
                                                ------------------------     Increase
                                                   1997          1996       (Decrease)
                                                ----------    ----------    ----------
                                                            (In millions)
Funeral Revenue
---------------
Existing Operations........................      $ 191.0       $ 184.7       $   6.3
Acquired Operations........................         75.9          16.6          59.3
Revenue from prearranged funeral
 trust funds and escrow accounts...........         24.7          17.8           6.9
                                                ----------    ----------    ----------
                                                 $ 291.6       $ 219.1       $  72.5
                                                ==========    ==========    ==========
Funeral Costs
-------------
Existing Operations........................      $ 139.4       $ 140.8       $  (1.4)
Acquired Operations........................         63.0          12.4          50.6
                                                ----------    ----------    ----------
                                                 $ 202.4       $ 153.2       $  49.2
                                                ==========    ==========    ==========
Funeral Segment Profit.....................      $  89.2       $  65.9       $  23.3
                                                ==========    ==========    ==========


    Funeral revenue increased $72.5 million, or 33%, in fiscal year 1997, as compared with the prior fiscal year. The Company experienced a $6.3 million increase in revenue from Existing Operations as result of an increase in sales of certain prearranged funeral merchandise, coupled with a 5% overall increase in the average revenue per funeral service performed by Existing Operations (4% increase domestically), due to price increases and improved merchan-dising.

    The $1.4 million, or 1%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors. Existing
Operations achieved improved profit margins resulting primarily from the increased cost control measures, including the Company's centralization and standardization of certain financial and administrative functions in connection with the Company's Shared Services Center, and the increased average revenue per funeral service mentioned above.

     The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes in fiscal year 1997 which is not reflected in the 1996 period presented above.

     The $6.9 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 23% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with a slight increase in the yield on the North American funds (excluding those in Mexico), which yield is in line with the Company's goal of approximately 9%. The return of the peso-denominated investments of the Company's Mexican subsidiaries, which comprise less than 10% of the Company's total funeral trust portfolio, averaged 20% for the fiscal year ended October 31, 1997. The return on the Mexican funds partially offset the approx-imate 18% inflation experienced during the year.


Cemetery Segment

                                                       Year Ended
                                                       October 31,
                                                ---------------------
                                                   1997       1996      Increase
                                                ---------  ----------  ----------
                                                         (In millions)

Cemetery Revenue
----------------
Existing Operations...........................  $ 211.3    $ 194.6     $  16.7
Acquired Operations...........................     17.4        9.4         8.0
Revenue from merchandise trust funds
 and escrow accounts..........................     12.2        9.1         3.1
                                                ---------  ----------  ----------
                                                $ 240.9    $ 213.1     $  27.8
                                                =========  ==========  ==========
Cemetery Costs
--------------
Existing Operations...........................  $ 159.9    $ 157.1     $   2.8
Acquired Operations...........................     13.1        6.2         6.9
                                                ---------  ----------  ----------
                                                $ 173.0    $ 163.3     $   9.7
                                                =========  ==========  ==========
Cemetery Segment Profit.......................  $  67.9    $  49.8     $  18.1
                                                =========  ==========  ==========



     Cemetery revenue increased $27.8 million, or 13%, in fiscal year 1997, as compared to fiscal year 1996, due principally to a $16.7 million increase in revenue from Existing Operations, resulting principally from an increase in cemetery sales.

    Costs increased during this same period by $9.7 million, of which $6.9 million was attributable to Acquired Operations. The improved profit margin achieved by Existing Operations was attributable principally to a 9% increase in cemetery sales by Existing Operations, the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions in connection with the Company's Shared Services Center, and the inclusion of burial site openings and closings in both periods.

   The increase in revenues and costs associated with Acquired Operations resulted primarily from the acquisition or construction of cemeteries during fiscal year 1997 which is not reflected in the 1996 period presented above.

   The $3.1 million increase in revenue from merchandise trust funds and escrow accounts was attributable principally to a 24% growth in the average balance in the merchandise trust funds and escrow accounts, resulting primarily from current year payments deposited into the funds, along with funds added through acquisitions, and a slight increase in the yield on the merchandise trust funds and escrow accounts, which return slightly exceeded the Company's goal of approximately 9%.

Other

     Corporate general and administrative expenses increased $1.3 million in fiscal year 1997, to 2.9% of revenue, as compared to 3.3% in fiscal year 1996. The increase in these expenses is the result of activities to support the Company's growth.

     Interest expense increased $12.0 million during fiscal year 1997 when compared to fiscal year 1996. The increase resulted from an increase in average borrowings, which was partially offset by a slight decrease in average interest rates from 6.7% in 1996 to 6.6% in 1997. Approximately $312.0 million, or 56%, of the $558.3 million borrowings outstanding as of October 31, 1997 was subject to short-term variable interest rates averaging approximately 6.3%.

     Investment and other income decreased $1.4 million during fiscal year 1997 when compared to the prior year, due principally to a $1.6 million gain in fiscal year 1996 on the sale of land that was condemned.

     The Company experienced a decrease in its effective tax rate from 37.3% in fiscal year 1996 to 34.5% in fiscal year 1997, principally as a result of the elimination of the Puerto Rican interest withholding tax and strategic state tax planning.

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995

Funeral Segment

                                                     Year Ended
                                                     October 31,
                                                ---------------------   Increase
                                                   1996       1995     (Decrease)
                                                ---------  ----------  ----------
                                                         (In millions)
Funeral Revenue
---------------

Existing Operations...........................  $ 144.6    $ 146.5    $    (1.9)
Acquired Operations...........................     52.2       19.5         32.7
Revenue from prearranged funeral trust
 funds and escrow accounts....................     28.7       23.0          5.7
                                                ---------  -------    ---------
                                                $ 225.5    $ 189.0    $    36.5
                                                =========  =======    =========
Funeral Costs
-------------
Existing Operations...........................  $ 112.7    $ 118.7    $    (6.0)
Acquired Operations...........................     40.5       15.0         25.5
                                                ---------  -------    ---------
                                                $ 153.2    $ 133.7    $    19.5
                                                =========  =======    =========
Funeral Segment Profit........................  $  72.3    $  55.3    $    17.0
                                                =========  =======    =========


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

     The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes in fiscal year 1996 which is not reflected in the 1995 period presented above.

    The $5.7 million increase in revenue from prearranged funeral trust fund and escrow accounts was attributable to a 22% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the return on the Company's domestic funds, which return is still within the Company's goal of 8.5-9.0%. The return on the peso-
denominated   investments   of  the  Mexican   subsidiaries,   which   comprise
approximately 10% of the Company's total funeral trust portfolio, averaged 23% for the fiscal year ended October 31, 1996. The return on the Mexican funds partially offset the 26% devaluation and associated decline in funeral revenue discussed above and the approximate 29% inflation experienced during the year.





Cemetery Segment

                                                     Year Ended
                                                     October 31,
                                                ---------------------
                                                   1996       1995     Increase
                                                ---------  ----------  --------
                                                         (In millions)



Cemetery Revenue
----------------
Existing Operations..........................   $  179.1   $  168.8    $  10.3
Acquired Operations..........................       19.7        5.5       14.2
Revenue from merchandise trust
 funds and escrow accounts...................        9.1        5.5        3.6
                                                --------   --------    -------
                                                $  207.9   $  179.8    $  28.1
                                                ========   ========    =======
Cemetery Costs
--------------
Existing Operations..........................   $  145.4   $  140.5    $   4.9
Acquired Operations..........................       16.6        4.9       11.7
                                                --------   --------    -------
                                                $  162.0   $  145.4    $  16.6
                                                ========   ========    =======
Cemetery Segment Profit......................   $   45.9   $   34.4    $  11.5
                                                ========   ========    =======

     Cemetery revenue increased $28.1 million, or 16%, in fiscal year 1996, as compared to fiscal year 1995, due principally to a $14.2 million increase in revenue from Acquired Operations and a $10.3 million increase in revenue from Existing Operations. Costs increased during this same period by $16.6 million, of which $11.7 million was attributable to Acquired Operations. The $10.3 million, or 6%, increase in revenue from Existing Operations, and the $4.9 million, or 3.5%, increase in costs from Existing Operations were due principally to the significant decrease in fiscal year 1996, as compared to fiscal year 1995, in the revenue and direct cost deferral required by the accounting principles prescribed for sales of real estate. These factors and others, including certain cost control measures implemented by the Company, contributed to an increase in the profit margin of Existing Operations. The increase in revenues and costs associated with Acquired Operations resulted primarily from the acquisition of cemeteries during fiscal year 1996 which is not reflected in the 1995 period presented above.

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

     Interest expense increased $3.2 million during fiscal year 1996 when compared to fiscal year 1995. The increase resulted from an increase in average borrowings, which was partially offset by a decrease in average interest rates from 7.2% to 6.7%. Approximately $378.8 million, or 73%, of the $520.1 million borrowings outstanding at October 31, 1996 was subject to short-term variable interest rates averaging approximately 6.2%.

     Investment and other income increased $1.2 million during fiscal year 1996 when compared to fiscal year 1995, due principally to a $1.6 million gain in fiscal year 1996 on the sale of land that was condemned.

     The Company experienced an increase in its effective tax rate from 37.0% in fiscal year 1995 to 37.5% in fiscal year 1996. For fiscal year 1997, the Company anticipates that its effective tax rate will decline slightly as a result of reducing the costs of foreign taxes.

Liquidity and Capital Resources

     Cash and marketable securities of the Company were $36.3 million as of October 31, 1997, an increase of approximately $9.2 million from October 31, 1996. The Company used cash of $15.2 million in its operations for the year ended October 31, 1997, compared to providing cash of $11.6 million for fiscal year 1996, due principally to an increase in the growth of receivables, offset by an increase in net earnings and other working capital changes.

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

     In April 1997, the Company completed the syndication of a new $600 million revolving credit facility, which replaced its existing $262 million, $88 million and $75 million revolving credit facilities. As of October 31, 1997, $312.0 million was outstanding under this facility, with an average interest rate of 6.3%.

     Long-term debt as of October 31, 1997 amounted to $558.3 million, compared to $520.1 million as of October 31, 1996. The Company's long-term debt consisted of $312.0 million under the Company's revolving credit facilities, $225.0 mill-ion of long-term notes and $21.3 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $1.7 million of term notes incurred principally in connection with acquisitions.

     During the third quarter of fiscal year 1997, the Company completed the sale of 6,055,000 shares of Class A Common Stock, resulting in approximately $211 million in net proceeds, which was used for acquisitions and general corporate purposes.

      The most restrictive of the Company's credit agreements requires it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of .7, 1.0, and .7 to 1.0 as of October 31, 1997, 1996 and 1995,
respectively. As of October 31, 1997, the Company had $463.5 million of additional borrowing capacity within this parameter, of which $295.4 million was available under its revolving credit facilities.

     The Company's ratio of earnings to fixed charges was 3.65 (which excludes the cumulative effect of change in accounting principles), 3.98, 2.72 (which includes the $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30 and 5.15 for the fiscal years ended October 31, 1997, 1996, 1995, 1994 and 1993, respectively. Excluding the stock option charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1996 and prior amounts reflect the Company's previous accounting methods which were in effect at the time.

     During fiscal year 1997, the Company completed the acquisition of 104 funeral homes and ten cemeteries for purchase prices aggregating approximately $184.5 million, including the issuance of approximately 344,000 shares of Class A Common Stock and $6.1 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded primarily with advances under the Company's revolving credit facilities.

    Subsequent to fiscal year-end, the Company completed the acquisition of 17 funeral homes and two cemeteries for approximately $39.5 million. As of January 20, 1998, the Company also had agreements in principle or letters of intent to purchase 44 funeral homes for purchase prices aggregating approximately $39.2 million. If these purchases are consummated, the amounts to be paid will be satisfied principally by borrowings under the Company's revolving credit facilities.

    Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $40 million for the fiscal year ending October 31, 1998, which includes the construction of new funeral homes and refurbishing of funeral homes recently acquired.

    Management expects that future capital requirements will be satisfied through a combination of internally generated cash flow and amounts available under its revolving credit facilities. Additional debt and equity financing may be required in connection with future acquisitions. In addition, the Company monitors its mix of fixed and floating rate debt obligations in light of changing market conditions and may from time to time decide to alter that mix by, for example, refinancing balances outstanding under its floating rate revolving credit facility with public or private fixed rate debt, or by entering into interest rate swaps or similar interest rate hedging transactions.

Inflation

     Inflation has not had a significant impact on the Company's United States operations over the past three years, nor is it expected to have a significant impact in the foreseeable future. The Mexican economy, however, currently is experiencing inflation rates substantially in excess of those in the United States.

      During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997.

Other

     In 1997, the Company began to modify its computer software programs to enable them to correctly process dates for the year 2000. Project completion is planned for early spring 1999 at an estimated cost of $100,000, using both internal and external resources. The Company presently believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational issues for the Company's computer systems.

     Statements of Financial Accounting Standards No. 128, "Earnings Per Share," and No. 129, "Disclosure of Information about Capital Structure," are required to be implemented during the first quarter of the Company's fiscal year ending October 31, 1998. Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information," are required to be implemented during the Company's fiscal year ending October 31, 1999. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

Forward-Looking Statements

      Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     The Company's goals for fiscal year 1998 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20%. The Company also projects approximately $200-$225 million in acquisitions, which represents a slight increase over the $185 million, $179 million, and $154 million achieved in fiscal years 1997, 1996, and 1995, respectively. For fiscal year 1998, the Company projects gross margin improvement of approximately 50 to 60 basis points over its fiscal year 1997 gross margin.

     The Company's strategic plan for the future includes  the  following goals:
(i) achievement of $1 billion in revenue by fiscal year 2001, and (ii) earnings per share growth of 20% annually.

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

     (1) Achieving projected revenue growth depends in part upon sustaining the level of acquisition activity experienced by the Company in the last three fiscal years. Higher levels of acquisition activity will increase anticipated revenues, and lower levels of acquisition activity will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

     (a) The Company may be unable to find a sufficient number of businesses for sale at prices the Company is willing to pay.

     (b) In most of its existing markets and in many new markets, including foreign markets, that the Company desires to enter, the Company competes for acquisitions with the other publicly-traded death care firms. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have to pay in the absence of such competition. Thus, the aggress-iveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

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

     (5) The Company cannot predict whether or when a non-cash charge to earnings of approximately $68 million may be required in connection with its performance-based stock options. See "1995 Incentive Compensation Plan" in Note 13 to the Company's consolidated financial statements included in Item 8.

     (6) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in expanding in foreign markets, or that any expansion in foreign markets will yield results comparable to those realized as a result of the Company's expansion in the United States.

     (7) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

     (a) The ability of the Company to achieve projected economies of scale in markets where it has "clusters" or combined facilities.

     (b) Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

     (c) The ability of the Company to manage its growth in terms of imple-menting internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

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

Item 8.  Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements
                                                                            Page

Report of Independent Accountants........................................... 27
Consolidated Statements of Earnings for the Years Ended
 October 31, 1997,1996 and 1995............................................. 28
Consolidated Balance Sheets as of October 31, 1997 and 1996................. 29
Consolidated Statements of Shareholders' Equity for the Years Ended
 October 31, 1997, 1996 and 1995............................................ 31
Consolidated Statements of Cash Flows for the Years Ended
 October 31, 1997, 1996 and 1995............................................ 32
Notes to Consolidated Financial Statements.................................. 34




                         REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors
Stewart Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Stewart Enterprises, Inc. and Subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

     As described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for cemetery sales and its method of accounting for funeral services investment trust fund earnings in 1997.





                                     COOPERS & LYBRAND L.L.P.



New Orleans, Louisiana
December 16, 1997

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)

                                                                     Year   Ended  October   31,
                                                            -------------------------------------------
                                                              1997             1996             1995
                                                              ----             ----             ----
   Revenues:
      Funeral ............................................  $291,649         $225,461         $188,991
      Cemetery ...........................................   240,937          207,926          179,831
                                                             -------         --------          -------
                                                             532,586          433,387          368,822
                                                             -------         --------          -------
   Costs and expenses:
      Funeral ............................................   202,414          153,222          133,682
      Cemetery ...........................................   173,000          162,047          145,397
                                                             -------         --------          -------
                                                             375,414          315,269          279,079
                                                             -------         --------          -------
      Gross profit........................................   157,172          118,118           89,743
   Corporate general and administrative expenses .........    15,402           14,096           11,113
                                                             -------         --------          -------
      Operating earnings before performance-based
         stock options ...................................   141,770          104,022           78,630
   Performance-based stock options .......................         -                -           17,252
                                                             -------         --------          -------
      Operating earnings .................................   141,770          104,022           61,378
   Interest expense ......................................   (38,031)         (26,051)         (22,815)
   Investment and other income ...........................     2,738            4,104            2,937
                                                             -------         --------          -------
      Earnings before income taxes and cumulative
         effect of change in accounting principles .......   106,477           82,075           41,500
   Income taxes ..........................................    36,735           30,778           15,355
                                                             -------         --------          -------
      Earnings before cumulative effect of
         change in accounting principles .................    69,742           51,297           26,145

   Cumulative effect of change in accounting principles
      (net of $2,230 income tax benefit)(Note 3) .........    (2,324)               -                -
                                                            --------         --------          -------
         Net earnings ....................................  $ 67,418         $ 51,297         $ 26,145
                                                            ========         ========         ========

   Earnings per common share:
      Earnings before cumulative effect of change in
         accounting principles ...........................  $   1.57         $   1.24         $    .72
      Cumulative effect of change in
         accounting principles ...........................      (.05)               -                -
                                                            --------         --------         --------
      Net earnings .......................................  $   1.52         $   1.24         $    .72
                                                            ========         ========         ========

   Weighted average common shares outstanding
      (in thousands) .....................................    44,389           41,410           36,386
                                                            ========         ========         ========

   Pro forma amounts assuming change in accounting
      principles was applied retroactively:
         Net earnings ...................................   $ 69,742         $ 49,959         $ 30,671
                                                            ========         ========         ========
         Earnings per common share ......................   $   1.57         $   1.21         $    .84
                                                            ========         ========         ========



               See accompanying notes to consolidated financial statements.



                             STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amounts)


                                                             October   31,
                                                       ------------------------
     ASSETS                                               1997          1996
     ------                                            ---------     ----------

Current assets:
   Cash and cash equivalent investments............... $  31,640      $  24,580
   Marketable securities..............................     4,615          2,514
   Receivables, net of allowances.....................   129,760        109,129
   Inventories........................................    43,044         31,044
   Prepaid expenses...................................     4,692          4,275
                                                       ---------      ---------
      Total current assets............................   213,751        171,542
Receivables due beyond one year, net of allowances ...   200,285        147,961
Intangible assets.....................................   415,723        301,309
Deferred charges......................................    77,371        101,073
Cemetery property, at cost............................   307,494        314,377
Property and equipment, at cost:
   Land...............................................    67,579         63,653
   Buildings..........................................   244,421        197,553
   Equipment and other................................   102,592         80,626
                                                       ---------      ---------
                                                         414,592        341,832
   Less accumulated depreciation......................    85,188         69,088
                                                       ---------      ---------
   Net property and equipment.........................   329,404        272,744
Long-term investments.................................    57,345         48,407
Other assets..........................................    25,478          3,500
                                                       ---------      ---------
                                                      $1,626,851     $1,360,913
                                                       =========      =========

                                                                     (continued)



                              STEWART ENTERPRISES, INC.
                                  AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except per share amounts)

                                                                                           October   31,
                                                                                     -------------------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY                         1997           1996
                           ------------------------------------                      ----------     ----------

Current liabilities:
   Current maturities of long-term debt .....................................        $   33,973     $    4,240
   Accounts payable .........................................................            16,705         11,889
   Accrued payroll ..........................................................            16,241         12,612
   Accrued insurance ........................................................             8,009          8,341
   Accrued interest .........................................................             7,581          4,621
   Accrued other ............................................................            14,284         14,479
   Estimated costs to complete mausoleums and lawn crypts,
      and to deliver merchandise ............................................               624          3,552
   Income taxes payable .....................................................                 -         10,154
   Deferred income taxes ....................................................             9,720          3,594
                                                                                     ----------     ----------
      Total current liabilities .............................................           107,137         73,482
Long-term debt, less current maturities .....................................           524,351        515,901
Deferred income taxes .......................................................            85,454         70,388
Deferred revenue ............................................................            79,494        137,874
Other long-term liabilities .................................................            10,845         15,821
                                                                                     ----------     ----------
      Total liabilities .....................................................           807,281        813,466
                                                                                     ----------     ----------
Commitments and contingencies (Note 14)
Preferred stock, $1.00 par value, 5,000,000 shares authorized;
   no shares issued .........................................................                 -              -
Shareholders' equity:
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares; issued and outstanding
         46,903,784 and 40,022,483 shares at October 31, 1997 and
         1996, respectively .................................................            46,904         40,022
      Class B authorized 5,000,000 shares; issued and outstanding
         1,777,510 shares at October 31, 1997 and 1996; 10 votes
         per share; convertible into an equal number of Class A shares ......             1,778          1,778
      Additional paid-in capital ............................................           526,180        306,706
      Retained earnings .....................................................           279,104        215,314
      Cumulative foreign translation adjustment .............................           (36,609)       (19,058)
      Unrealized appreciation of investments ................................             2,213          2,685
                                                                                     ----------     ----------
         Total shareholders' equity                                                     819,570        547,447
                                                                                     ----------     ----------
                                                                                     $1,626,851     $1,360,913
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


                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)

                                                                                          Unrealized
                                    Common Stock                                         Appreciation
                             -------------------------- Additional           Foreign    (Depreciation)                 Total
                                  Shares -                Paid-In   Retained Translation      of        Unearned    Shareholders'
                             Classes A and B(1)  Amount   Capital   Earnings Adjustment  Investments   Compensation   Equity
                             ------------------ -------  ---------- -------- ----------- ------------- ------------ -------------
                               (in thousands)

Balance
 October 31, 1994 ..........      32,839 (2)    $ 32,839  $151,690  $141,885  $   (490)    $      -       $   (253)     $325,671
  Net earnings .............                                          26,145                                              26,145
  Unearned compensation ....                                                                                   253           253
  Sales of common stock ....       6,081           6,081    97,854                                                       103,935
  Subsidiaries acquired
     with common stock .....       1,460           1,460    30,203                                                        31,663
  Stock options exercised ..       1,866           1,866    37,244                                                        39,110
  Purchase and retirement
     of common stock .......      (1,232)         (1,232)  (25,045)                                                      (26,277)
  Foreign translation
     adjustment ............                                                   (18,633)                                  (18,633)
  Unrealized appreciation
     of investments ........                                                                  3,356                        3,356
  Dividends ($.033 per
     share)(1) .............                                          (1,245)                                             (1,245)
                             ------------------ -------- ----------  -------- ----------- ------------- ------------ -------------
Balance
 October 31, 1995 ..........      41,014 (2)      41,014   291,946   166,785   (19,123)        3,356            -        483,978
  Net earnings .............                                          51,297                                              51,297
  Sales of common stock ....          38              38       841                                                           879
  Subsidiaries acquired with
     common stock ..........         466             466    11,785                                                        12,251
  Stock options exercised...         526             526    10,061                                                        10,587
  Purchase and retirement of
     common stock ..........        (244)           (244)   (7,927)                                                       (8,171)
  Foreign translation
     adjustment ............                                                       65                                         65
  Unrealized depreciation of
     investments ...........                                                                   (671)                        (671)
  Dividends ($.066 per
     share)(1) .............                                          (2,768)                                             (2,768)
                             ------------------ -------- ----------  -------- ----------- ------------- ------------ -------------
Balance
 October 31, 1996 ..........      41,800 (2)      41,800   306,706   215,314   (19,058)        2,685            -        547,447
  Net earnings .............                                          67,418                                              67,418
  Sales of common stock ....       6,095           6,095   205,608                                                       211,703
  Subsidiaries acquired with
     common stock ............       344             344    12,082                                                        12,426
  Stock options exercised ....       787             787    14,851                                                        15,638
  Purchase and retirement of
     common stock ............      (344)           (344)  (13,067)                                                      (13,411)
  Foreign translation
     adjustment ..............                                                (17,551)                                   (17,551)
  Unrealized depreciation of
     investments .............                                                                 (472)                        (472)
  Dividends ($.08  per
     share) ..................                                        (3,628)                                             (3,628)
                             ------------------ -------- ----------  -------- ----------- ------------- ------------ -------------
Balance
 October 31, 1997 ............    48,682 (2)    $ 48,682  $526,180  $279,104  $(36,609)     $  2,213    $       -       $819,570
                             ================== ======== ==========  ======== =========== ============= ============ =============


(1) Share and per share information has been adjusted to give effect to a three-for-two common stock split effective June 21, 1996.
(2)  Includes 1,778 shares (in thousands) of Class B Common Stock.

             See accompanying notes to consolidated financial statements.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)

<CAPTION

                                                                     Year Ended October 31,
                                                               ----------------------------------
                                                                 1997         1996       1995
                                                               ---------   ---------   ----------
Cash flows from operating activities:
  Net earnings.............................................    $ 67,418    $ 51,297    $ 26,145
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
     Depreciation and amortization.........................      27,849      21,701      16,792
     Provision for doubtful accounts.......................      21,351      23,156      15,698
     Cumulative effect of change in accounting principles..       2,324          -           -
     Performance-based stock options.......................         -            -       17,252
     Net gains on sales of marketable securities...........        (370)     (2,098)       (269)
     Provision (benefit) for deferred income taxes.........      11,360      (4,676)      1,761
     Changes in assets and liabilities net of effects
      from acquisitions:
      Increase in prearranged funeral trust
        receivables........................................     (17,933)    (17,265)    (15,207)
      Increase in other receivables........................     (71,988)    (35,918)    (60,684)
      Increase in deferred charges and intangible assets...     (14,018)     (7,385)    (19,290)
      Increase in inventories and cemetery property........      (8,394)     (8,812)     (4,603)
      Increase (decrease) in accounts payable and accrued
        expenses...........................................     ( 9,641)      2,682       7,675
      Decrease in estimated costs to complete
        mausoleums and lawn crypts, and to deliver
        merchandise........................................     (24,874)    (10,256)     (7,306)
      Increase in deferred revenue.........................       1,778         250      19,877
      Increase (decrease) in other.........................        (105)     (1,037)        349
                                                                ---------   ---------   ----------
     Net cash provided by (used in) operating activities...     (15,243)     11,639      (1,810)
                                                                ---------   ---------   ----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities ..............     11,297       8,648       7,010
  Purchases of marketable securities and
   long-term investments....................................    (19,771)    (16,317)    (10,276)
  Purchases of subsidiaries, net of cash, seller
   financing and stock issued...............................   (154,013)   (158,359)    (99,691)
  Additions to property and equipment.......................    (44,405)    (26,332)    (20,676)
  Other ....................................................      1,037         471       2,770
                                                               ---------   ---------   ----------
   Net cash used in investing activites ....................   (205,855)   (191,889)   (120,863)
                                                               ---------   ---------   ----------
                                                                                       (continued)


                            STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)


                                                                    Year Ended October 31,
                                                               ----------------------------------
                                                                 1997         1996         1995
                                                               ---------    ---------   ---------
Cash flows from financing activities:
 Proceeds from long-term debt...............................    367,725      277,259     202,700
 Repayments of long-term debt...............................   (348,782)     (90,691)   (165,310)
 Issuance of common stock...................................    227,341       11,466     123,122
 Purchase and retirement of common stock....................    (13,411)      (8,171)    (26,277)
 Dividends..................................................     (3,628)      (2,768)     (1,245)
                                                               ---------    ---------   ---------
   Net cash provided by financing activities................    229,245      187,095     132,990
                                                               ---------    ---------   ---------

Effect of exchange rates on cash and cash equivalents.......     (1,087)        (491)     (1,305)
                                                               ---------    ---------   ---------

Net increase in cash........................................      7,060        6,354       9,012
Cash and cash equivalents, beginning of year................     24,580       18,226       9,214
                                                               ---------    ---------   ---------
Cash and cash equivalents, end of year......................   $ 31,640     $ 24,580    $ 18,226
                                                               =========    =========   =========

Supplemental cash flow information:
 Cash paid during the year for:
  Income taxes..............................................   $ 30,600    $ 25,100    $ 16,900
  Interest..................................................   $ 35,100    $ 26,100    $ 22,800

Non cash investing and financing activities:
   Subsidiaries acquired with common stock..................   $ 12,426    $ 12,251    $ 31,663

                  See accompanying notes to consolidated financial statements.


                           STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


(1) The Company

    Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended October 31, 1997, the funeral and cemetery segments contributed approximately 55% and 45%, respectively, of total revenues, and 57% and 43%, respectively, of consolidated gross profit.

    As of October 31, 1997, the Company owned and operated 401 funeral homes and 129 cemeteries in 24 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain and Portugal. The Company commenced its international operations in Mexico in fiscal year 1994, and entered Australia in fiscal year 1995, New Zealand and Canada in fiscal year 1996, and Spain and Portugal in fiscal year 1997. For fiscal year 1997, foreign operations contributed approximately 15% of total revenue and, as of October 31, 1997, represented approximately 19% of total assets.

 (2) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (b) Use of Estimates

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

     (c) Fair Value of Financial Instruments

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

       The carrying amounts of cash and cash equivalents, marketable securities and current receivables approximate fair value due to the short-term nature of
these instruments.   The  carrying  amount  of receivables due beyond one year
approximates fair value because they bear interest  at rates currently offered
by  the  Company  for  receivables  with  similar terms and  maturities.   The
carrying amount of long-term investments is   stated at fair value as they are
classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of the Company's long-term floating rate debt approximates fair value as it bears interest at rates currently available to the Company for debt with similar terms and maturities. The fair value of the Company's long-term fixed rate debt is estimated based upon a discounted present value analysis of future cash flows using current
rates  obtainable by the Company for debt with similar maturities.   See  Note
11.
                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)


(2) Summary of Significant Accounting Policies--(Continued)

   (d) Inventories

    Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value.

    (e)   Depreciation and Amortization

     Buildings and equipment are depreciated over their estimated useful lives, ranging from 19 to 45 years and from three to ten years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 1997, 1996 and 1995, depreciation expense totalled approximately $17,972, $13,938 and $11,131, respectively.

     Goodwill, or costs in excess of net assets of companies acquired, totalled approximately $411,564 and $296,473 as of October 31, 1997 and 1996, re-spectively, and is amortized principally over 40 years by the straight-line method. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted expected future cash flows. Other intangible assets are amortized over five years by the straight-line method. Accumulated amortization was approximately $29,383 and $19,506 as of October 31, 1997 and 1996, respectively.

     (f) Foreign Currency Translation

      In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity, except for translation adjustments arising from operations in highly inflationary economies.

     During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997.

      (g) Funeral Revenue

      The Company sells prearranged funeral services and funeral merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery in jurisdictions where such sales are included in funeral and insurance contracts and where such sales are refundable to the customer; otherwise, revenue is recognized currently.

     Commissions and direct marketing costs relating to prearranged funeral services and prearranged funeral merchandise sales are accounted for in the same manner as the revenue to which they relate. Where revenue is deferred, the related commissions and direct marketing costs are deferred and amortized as the funeral contracts are fulfilled. Conversely, where revenues are recognized currently, the related costs are expensed as incurred. Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred.


                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(2) Summary of Significant Accounting Policies--(Continued)

     Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company, or through insurance. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser's option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer.

     Effective November 1, 1996, the Company changed its method of accounting for prearranged funeral trust earnings. See Note 3. Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are canceled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

      Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

      (h) Cemetery Revenue

      Effective November 1, 1996, the Company changed its method of accounting for prearranged sales of cemetery interment rights, related products and burial site openings and closings. See Note 3. The Company recognizes income currently from unconstructed mausoleum crypts sold to the extent it has available inventory. Costs of mausoleum and lawn crypts sold but not yet constructed are based upon management's estimated cost to construct those items.

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


                          STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)


(2) Summary of Significant Accounting Policies--(Continued)

    (i) Income Taxes

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The Company has not provided for possible United States federal income taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

     (j) Earnings Per Common Share

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for fiscal years 1995 and 1996 has been adjusted for the Company's three-for-two common stock split effective June 21, 1996.

      (k) Recent Accounting Standards

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. See Note 13.

      Statements of Financial Accounting Standards No. 128, "Earnings Per Share," and No. 129, "Disclosure of Information about Capital Structure," are required to be implemented during the first quarter of the Company's fiscal year ending October 31, 1998. Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information," are required to be implemented during the Company's fiscal year ending October 31, 1999. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

      (l) Reclassifications

    Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the presentation used in the 1997 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(3)     Change in Accounting Principles

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

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


(3)  Change in Accounting Principles--(Continued)

   (b) The Company now records all revenues and costs attributable to prearranged sales of cemetery interment rights and related products when customer contracts are signed. Allowances for customer cancellations and refunds are provided at the date of sale based upon historical experience. Previously, such sales generally were deferred under the accounting principles prescribed for sales of real estate. Under the Company's application of this method of accounting for sales of real estate, revenues and costs were deferred until 20% of the contract amount had been collected.

    (c) The Company now records revenue and related costs attributable to cemetery burial site openings and closings at the time of sale. Previously, such sales were deferred until delivery.

     The accounting changes were made principally for the following reasons:

    (a) A portion of funeral trust earnings and increasing benefits under insurance contracts is intended to cover increases in the future costs of
providing price guaranteed  funeral  services.    The  Company  believes  that
deferring such earnings to the extent of the increased costs of the services to be provided will better match revenues and costs because the total funds available to satisfy the contract (principal and deferred earnings) will be included in revenues with concurrent recognition of all costs related to performance of the service when the funeral service is performed.

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

     The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the year ended October 31, 1997 of $2,324 (net of a $2,230 income tax benefit), or $.05 per share. The current year effect of the change in accounting principles was an increase in net earnings of $3,337, or $.07 per share, for the year ended October 31, 1997.

(4) Acquisition of Subsidiaries

    The following table reflects the Company's acquisition activity during the past three fiscal years.


                         Businesses  Acquired       Aggregate     Class A
                     ---------------------------    Purchase   Common Shares
                     Funeral Homes    Cemeteries      Price        Issued
                     -------------    ----------    --------   -------------
  Fiscal year 1997        104             10        $184,500       344,000
  Fiscal year 1996        134             15         179,000       466,000
  Fiscal year 1995         55             15         154,400     1,460,000

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


                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


(4) Acquisition of Subsidiaries--(Continued)

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during fiscal year 1997 as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                              Year  Ended October 31,
                                          --------------------------------
                                             1997                 1996
                                          -----------         ------------
                                                    (Unaudited)

Revenues............................      $ 570,325             $ 501,090
                                          ===========         ============
Earnings before cumulative effect of
 change in accounting principles....      $ 67,272              $  46,462
                                          ===========         ============
Net earnings........................      $ 64,947              $  46,462
                                          ===========         ============
Earnings per common share before
 cumulative effect of change in
 accounting principles..............      $   1.51              $    1.11
                                          ===========         ============
Earnings per common share...........      $   1.46              $    1.11
                                          ===========         ============
Weighted average common shares
 outstanding (in thousands)                 44,543                 41,755
                                          ===========         ============


        The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                 Year Ended October  31,
                                         --------------------------------------
                                             1997         1996          1995
                                         ----------    ---------     ----------

Current assets........................   $   8,537     $ 21,380      $  8,991
Receivables due beyond one year.......           -        1,973         3,832
Cemetery property.....................       7,572       25,260        46,482
Property and equipment, net...........      38,653       72,949        52,552
Deferred charges and other assets.....         549        9,889         3,787
Intangible assets, net................     142,484       98,230        92,291
Current liabilities...................     (10,683)     (10,396)      (22,990)
Long-term debt........................     (19,315)     (10,388)      (10,767)
Deferred income taxes.................        (841)     (15,640)      (11,460)
Deferred revenue and other
 liabilities..........................        (517)     (22,647)      (31,364)
                                         ----------    ---------     ----------
                                           166,439      170,610       131,354
Common stock used for acquisitions....      12,426       12,251        31,663
                                         ----------    ---------     ----------
Cash used for acquisitions............   $ 154,013     $158,359      $ 99,691
                                         ==========    =========     ==========



                             STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amounts)


  (5) Prearranged Funeral Services

      The following summary reflects prearranged funeral services sold, but not yet delivered, which are funded with trusts, escrow accounts and insurance, and related prearranged funeral trust fund and escrow account balances. The trust- and insurance-funded balances are not reflected in the accompanying consolidated financial statements. Amounts which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required aggregated $34,599 and $29,953 as of October 31, 1997 and 1996, respectively, and are classified as long-term investments.

     Amounts deposited in the trust funds and escrow accounts and funded through insurance are available to the Company when the services are performed. Funds held in trust or escrow are invested, and earnings (including net realized capital gains) realized on irrevocable trust funds and escrow accounts in excess of the amount deferred to offset the estimated effects of inflation on the future cost of performing prearranged funeral services are recognized on a current basis, in accordance with the Company's change in accounting methods effective November 1, 1996. For fiscal year 1997, earnings of $24,682 were included in funeral revenue. Had the Company's new accounting methods been in effect in prior years, the amount of funeral trust and escrow earnings included in funeral revenue would have been $17,829 and $14,715 for 1996 and 1995, respectively.


                                                          October 31,
                                                 -----------------------------
                                                     1997              1996
                                                 -------------     -----------
 Trust or escrow funded:
  Prearranged funeral services sold,
   but not delivered..........................   $  505,970        $  445,301
                                                 =============     ===========

  Investments at market value.................   $  422,336        $  353,366
  Receivables to be collected on
   prearranged funeral service contracts......      102,154            97,053
                                                 -------------     -----------
                                                 $  524,490        $  450,419
                                                 =============     ===========

 Insurance-funded and other prearranged
  funeral services............................   $  184,111        $  141,725
                                                 =============     ===========
 Investments consist of:
   U.S. Government, U.S. agencies
    and municipalities......................     $   54,568        $   67,852
   Corporate bonds..........................         76,944            63,720
   Preferred stocks.........................         31,871            29,906
   Common stocks............................         54,938            38,511
   Money market funds and other
    short-term investments..................        151,825           110,540
   Short-term fixed income foreign
    investments.............................         41,766            37,536
                                                 -------------     -----------
   Total value at cost......................        411,912           348,065
   Net unrealized appreciation..............         10,424             5,301
                                                 -------------     -----------
   Total value at market.......................  $  422,336        $  353,366
                                                 =============     ===========



                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


   (6) Cemetery Trust Funds and Escrow Accounts

       The following summary reflects the Company's merchandise trust fund and escrow account balances, as well as merchandise sold, but undelivered, at current cost. Merchandise sold, but undelivered, is reflected at current cost in the accompanying consolidated balance sheets net of the related merchandise trust fund and escrow account balances and accumulated earnings, except for $20,833 and $17,339 classified as long-term investments as of October 31, 1997 and 1996, respectively. These amounts represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Amounts deposited in the trust funds and escrow accounts are invested, and the revenue on the funds (including net realized capital gains) of $12,237, $9,082 and $5,471 is reflected in cemetery revenue for 1997, 1996 and 1995, respectively. Amounts deposited in merchandise trust funds and escrow accounts that are invested in debt securities as of October 31, 1997 totalled $74,637 and are scheduled to mature as follows: $3,941 in less than one year; $25,787 in one through five years; $42,524 in five through ten years; and $2,385 in more than ten years.

                                                               October  31,
                                                        ----------------------------
                                                            1997            1996
                                                        ------------     -----------
 Merchandise trust funds and escrow accounts:
     Merchandise sold, but not delivered,
      at current cost................................    $ 108,643       $  101,834
                                                        ============     ===========

     Investments at market value.....................    $ 150,264       $  113,530
     Amounts to be collected
      on merchandise contracts.......................       50,044           37,290
                                                        ------------     -----------
                                                         $ 200,308       $  150,820
                                                        ============     ===========

   Investments consist of:
     U.S. Government, U.S. agencies
      and municipalities.............................    $  29,141       $   25,194
     Corporate bonds.................................       43,506           27,140
     Preferred stocks................................       13,802            7,126
     Common stocks...................................       24,452           16,107
     Money market funds and other
      short-term investments.........................       37,177           34,934
                                                        ------------     -----------
     Total value at cost.............................      148,078          110,501
     Net unrealized appreciation.....................        2,186            3,029
                                                        ------------     -----------
     Total value at market...........................    $ 150,264       $  113,530
                                                        ============     ===========

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share amounts)


(6) Cemetery Trust Funds and Escrow Accounts--(Continued)

    The following summary reflects the Company's perpetual care trust fund and escrow account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements, except for $1,913 and $1,115, classified as long-term investments as of October 31, 1997 and 1996, respectively, which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Funds held in trust or escrow are invested, and the earnings withdrawn from the trust funds and escrow accounts are used for the maintenance of cemetery grounds. For the years ended October
 31, 1997, 1996 and 1995, such withdrawals, included in cemetery revenue, totalled $12,497, $15,056 and $13,265, respectively.


                                                              October  31,
                                                     ------------------------------
                                                        1997               1996
                                                     -----------       ------------
 Perpetual care trust funds and escrow accounts:
  Investments at market value......................  $ 152,137          $ 144,916
  Amounts to be collected under
   existing agreements.............................      9,447              7,341
                                                     -----------       ------------
                                                     $ 161,584          $ 152,257
                                                     ===========       ============
 Investments consist of:
   U.S. Government, U.S. agencies
    and municipalities.............................  $  28,829          $  29,400
   Corporate bonds.................................     45,274             44,215
   Preferred stocks................................      7,467              2,352
   Common stocks...................................     25,266             24,573
   Money market funds and other
    short-term investments.........................     37,023             34,859
   Other long-term investments.....................        520                129
                                                     -----------       ------------
   Total value at cost.............................    144,379            135,528
   Net unrealized appreciation.....................      7,758              9,388
                                                     -----------       ------------
   Total value at market...........................  $ 152,137          $ 144,916
                                                     ===========       ============

(7) Cash and Cash Equivalent Investments

    The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits.

                                                          October    31,
                                                ------------------------------
                                                   1997                1996
                                                -----------       ------------
   Cash......................................    $ 18,118           $ 19,790
   Cash equivalent investments...............      13,522              4,790
                                                -----------       ------------
                                                 $ 31,640           $ 24,580
                                                ===========       ============

(8) Marketable Securities and Long-term Investments

   Marketable securities consist of investments in fixed maturities and equity securities. The market value as of October 31, 1997 and 1996 was $4,615 and $2,514, which included gross unrealized gains of $1,027 and $345, respectively. The Company realized net gains on the sales of securities of $370, $2,098 and $269 for the years ended October 31, 1997, 1996 and 1995, respectively. The cost of securities sold was determined by using the average cost method.


                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(8) Marketable Securities and Long-term Investments--(Continued)

    The market value of long-term investments as of October 31, 1997 and 1996 was $57,345 and $48,407, which included gross unrealized gains of $1,877 and
$1,409, and gross unrealized losses of $968 and $437, respectively. Amounts classified as long-term investments and invested in debt securities as of October 31, 1997 totalled $15,137 and are scheduled to mature as follows: $0 in less than one year; $5,145 in one through five years; $9,494 in five through ten years; and $498 in more than ten years. See Notes 5 and 6 which include details of the Company's long-term investments.

(9) Receivables
                                                               October 31,
                                                      ------------------------
                                                         1997          1996
                                                      ---------      ---------
  Current receivables are summarized as follows:

   Installment contracts due within
    one year.......................................   $ 77,332       $ 64,937
   Trade accounts, notes and other.................     29,642         10,610
   Allowance for sales cancellations
    and doubtful accounts..........................     (6,869)        (2,996)
   Amount to be collected for perpetual
    care funds.....................................     (4,017)        (2,401)
                                                      ---------      ---------
                                                        96,088         70,150
   Funeral receivables.............................     25,332         36,032
   Prearranged funeral trust receivable............      8,340          2,947
                                                      ---------      ---------
      Net current receivables......................   $129,760       $109,129
                                                      =========      =========
  Long-term receivables are summarized as follows:

   Installment contracts due beyond one year.......   $154,710       $107,682
    Allowance for sales cancellations and
     doubtful accounts.............................     (9,696)        (3,236)
   Amount to be collected for
    perpetual care funds...........................     (5,430)        (4,940)
                                                      ---------      ---------
                                                       139,584         99,506
   Prearranged funeral trust receivable............     60,701         48,408
   Other...........................................      ----              47
                                                      ---------      ---------
        Net long-term receivables..................   $200,285       $147,961
                                                      =========      =========

The Company's receivables as of October 31, 1997 are expected to mature as follows:

Years ending October 31,
  1998........................................................... $ 129,760
  1999...........................................................    43,807
  2000...........................................................    34,162
  2001...........................................................    26,897
  2002...........................................................    20,117
  Later years....................................................    75,302
                                                                  ----------
                                                                  $ 330,045
                                                                  ==========

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


(10) Inventories and Cemetery Property

     Inventories are comprised of the following:
                                                             October 31,
                                                     -------------------------
                                                       1997            1996
                                                     ----------     ----------

     Developed cemetery property..................   $ 22,172       $ 15,837
     Merchandise and supplies.....................     20,872         15,207
                                                     ----------    -----------
                                                     $ 43,044       $ 31,044
                                                     ==========    ===========

     Cemetery property is comprised of the following:
                                                             October 31,
                                                     -------------------------
                                                       1997            1996
                                                     ----------     ----------


     Developed cemetery property...................  $ 65,083       $ 67,541
     Undeveloped cemetery property.................   242,411        246,836
                                                     ----------     ----------
                                                     $307,494       $314,377
                                                     ==========     ==========

   The Company evaluates the recoverability of the cost of undeveloped cemetery property through comparison with undiscounted expected future cash flows.

(11)   Long-term Debt

   The following is a summary of long-term debt:
                                                             October 31,
                                                     -------------------------
                                                       1997            1996
                                                     ----------     ----------

    Revolving Credit Facilities (see "Credit Facility,"
    "Revolving Credit Facility" and "Revolving
    Line of Credit Note" below)..................... $312,000        $303,811
    Senior Notes....................................  125,000         125,000
    6.70% Notes.....................................  100,000              -
    Bridge Loan ....................................      -            75,000
    Other, principally seller financing of
     acquired operations or assumption upon
     acquisition, weighted average interest rate
     of 5.9% as of October 31, 1997, partially
     collateralized by assets of subsidiaries,
     with maturities through 2022...................   21,324          16,330
                                                     ----------     ----------
                                                      558,324         520,141
    Less current maturities.........................   33,973           4,240
                                                     ----------     ----------
                                                     $524,351        $515,901
                                                     ==========     ===========

     In December 1995, the Company entered into an Amended and Restated Loan Agreement with a group of banks that increased the aggregate amount available under its uncollateralized revolving credit facility ("Credit Facility") from $250,000 to $350,000. The number of participating banks increased from six to eight, and the maturity date was extended to October 31, 2000. Interest was payable at a lending bank's prime rate, LIBOR plus a specified spread or a certificate of deposit rate plus a specified spread, at the Company's election. The Credit Facility provided for a commitment fee of .20% on the average daily amount of the unadvanced portion. In February 1996, the commitment fee was reduced to .18% as a result of the Company's debt rating.



                           STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(11) Long-term Debt--(Continued)

    On October 31, 1996, the Company and the lenders under the $350,000 Credit Facility entered into an agreement whereby the $350,000 facility was replaced with a $262,000 facility between the lenders and the Company, and an $88,000 facility between the lenders and two of the Company's subsidiaries which is guaranteed by the Company. The terms and conditions of the new facilities were identical to those contained in the Credit Facility. As of October 31, 1996, $215,811 was outstanding under the $262,000 facility, with a weighted average interest rate of 6.04%, and $88,000 was outstanding under the $88,000 facility, with a weighted average rate of 6.48%. In April 1997, the Credit Facility was replaced with a new revolving credit facility as discussed below.

   In September 1996, the Company entered into a Bridge Loan Agreement ("Bridge Loan") with the lead bank in the Company's Credit Facility in the amount of $75,000 to facilitate the Company's acquisition of a foreign subsidiary. Borrowings under this facility bear interest at the lending bank's prime rate, LIBOR plus a specified spread or a certificate of deposit rate plus a specified spread, at the Company's election, mature on January 17, 1997 and have other terms and conditions that are identical to those contained in the Credit Facility. As of October 31, 1996, $75,000 was outstanding under this agreement and the weighted average interest rate was 6.01%. The loan was repaid during fiscal year 1997.

    In April 1997, the Company completed the syndication of a new $600,000 revolving credit facility ("Revolving Credit Facility"), which replaced its existing $262,000, $88,000, and $75,000 revolving credit facilities. The Revolving Credit Facility matures on April 30, 2002, contains a facility fee of 12.5 basis points, and borrowings bear interest at the lead lending bank's prime rate, or certain optional rates at the Company's election. As of
October 31, 1997, $312,000 was outstanding under this agreement with a weighted average interest rate of 6.26%.

   Additionally,   the  Company  has  available  with  a  separate  financial institution an uncollateralized revolving line of credit ("Revolving Line of Credit Note") used to support the interim cash funding for advances to be made under the Revolving Credit Facility in amounts less than $5,000. Borrowings under the Revolving Line of Credit Note are limited to $10,000, bear interest at the lending bank's prime rate or certain optional rates at the Company's election, and mature on March 31, 1998. Periodically, the Company will pay down the Revolving Line of Credit Note using funds drawn on the Revolving Credit Facility. There were no amounts outstanding under the Revolving Line of Credit Note as of October 31, 1997 and 1996.

    On December 21, 1993, the Company issued $50,000 of uncollateralized senior notes, bearing interest at a rate of 6.04% and maturing on November 30,
2003.   Principal  payments   of   $7,143   are   due   each  year  commencing
November 30, 1997,  with  the  final  payment due on November  30,  2003.   On
November 7, 1994, the Company issued $75,000 of uncollateralized senior notes with an average maturity of seven years and a weighted average interest rate
of  8.44%.   Principal  payments  are due as follows: $15,000 on May 1,  1998,
$16,667 on each of November 1, 2000, 2001 and 2002, and $10,000 on November 1,
 2006. As of October 31, 1997 and 1996, the carrying value of the Company's senior notes, including accrued interest, was $129,381, whereas the fair value was $132,464 and $131,034, respectively.

    In October 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering $300 million of unsecured, unsubordinated debt securities. In December 1996, the Company issued $100,000 of those debt securities in the form of 6.70% Notes due 2003. Net proceeds were approximately $99,400, of which $96,800 was used to reduce balances outstanding under the Company's bank facilities, with the remaining $2,600 used for acquisitions and general corporate purposes. As of October 31, 1997, the carrying value of these notes, including accrued interest, was $102,792, whereas the fair value was $104,337.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(11) Long-term Debt--(Continued)

    The bank loan agreements and senior note agreements contain various restrictive covenants that limit consolidated funded indebtedness, indebtedness of subsidiaries, the sale of assets to entities outside the consolidated group and the payment of dividends on, and repurchases of, the capital stock of the Company, and the bank loan agreements contain change of control provisions. The Company also is required to maintain specified financial ratios related to cash flow, net worth and fixed charges.

    Principal payments due on the long-term debt, excluding the Revolving Credit Facility, for the fiscal years ending October 31, 1998 through October 31, 2002 are approximately $33,973 in 1998, $8,585 in 1999, $8,480 in 2000,
$25,070 in 2001 and $24,998 in 2002.

(12) Income Taxes

    Income tax expense (benefit) is comprised of the following components:

                                      U.S. and
                                    Possessions   State    Foreign    Total
                                    -----------  -------   -------   --------
    Year Ended October 31,
    1997:

    Current tax expense...........   $ 21,174    $ 1,238   $ 2,963   $ 25,375
    Deferred tax expense..........      5,760      3,000     2,600     11,360
                                    -----------  -------   -------   --------
                                     $ 26,934    $ 4,238   $ 5,563   $ 36,735
                                    ===========  =======   =======   ========
   1996:
    Current tax expense...........   $ 31,128    $ 3,249   $ 1,077   $ 35,454
    Deferred tax expense
     (benefit)....................     (6,720)      (307)    2,351     (4,676)
                                    -----------  -------   -------   --------
                                     $ 24,408    $ 2,942   $ 3,428   $ 30,778
                                    ===========  =======   =======   ========
   1995:
    Current tax expense...........   $ 10,610    $ 2,106   $   878   $ 13,594
    Deferred tax expense
     (benefit)....................       (521)      (509)    2,791      1,761
                                    -----------  -------   -------   --------
                                     $ 10,089    $ 1,597   $ 3,669   $ 15,355
                                    ===========  =======   =======   ========

The reconciliation of the statutory tax rate to the effective tax rate is as follows:

                                               Year Ended October 31,
                                      ----------------------------------------
                                          1997           1996          1995
                                      -----------     ----------    ----------

Statutory tax rate..................     35.00%         35.00%        35.00%
Increases (reductions) in
 tax rate resulting from:
   State and U.S. possessions.......      2.82           6.21          7.45
   Goodwill and other...............       .31           2.52          1.35
   Dividend exclusion...............      (.78)         (1.03)        (2.26)
Foreign tax rate differential.......     (2.50)         (2.88)        (2.77)
Foreign tax credit..................      (.35)         (2.32)        (1.77)
                                      -----------     ----------    ----------
Effective tax rate..................     34.50%         37.50%        37.00%
                                      ===========     ==========    ==========





                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


 (12) Income Taxes--(Continued)

    Deferred tax assets and liabilities consist of the following:


                                                                 October 31,
                                                          ------------------------
                                                             1997          1996
                                                          ----------    ----------
    Deferred tax assets:
     Domestic trust earnings............................. $  13,975     $    ---
     Estimated cost to deliver merchandise...............     3,360         3,293
     Allowance for sales cancellations
      and doubtful accounts..............................     1,911         1,131
     Deferred preneed sales and expenses.................     1,479         5,252
     Deferred revenue on cemetery property
      and merchandise sales..............................      ---         18,466
     State income taxes..................................      ---            991
     Stock compensation..................................      ---            947
     Other...............................................       328          ---
                                                          ----------    ----------
                                                             21,053        30,080
                                                          ----------    ----------
    Deferred tax liabilities:
     Purchase accounting adjustments.....................    88,295        85,504
     Foreign trust earnings..............................     7,741         5,142
     Deferred revenue on cemetery property
      and merchandise sales..............................     5,438          ---
     State income taxes..................................     3,839          ---
     Percentage of completion on long-term contracts.....     3,733         4,480
     Equity method investments...........................     2,005         2,005
     Goodwill............................................     1,634         2,288
     Unrealized appreciation of investments..............     1,170         1,597
     Non-compete amortization............................       805           308
     Depreciation........................................       737           737
     Other...............................................       830         2,001
                                                          ----------     ---------
                                                            116,227       104,062
                                                          ----------     ---------
                                                           $ 95,174      $ 73,982
                                                          ==========     =========

    Current net deferred liability.......................  $  9,720      $  3,594
    Long-term net deferred liability.....................    85,454        70,388
                                                          ----------     ---------
                                                           $ 95,174      $ 73,982
                                                          ==========     =========



    For the years ended October 31, 1997, 1996 and 1995, approximately 6%, 12% and 14%, respectively, of the Company's earnings before income taxes (excluding the performance-based stock option charge in fiscal year 1995), were generated from properties in foreign jurisdictions.

(13) Benefit Plans

 Stewart Enterprises Employees' Retirement Trust

    The Company has a defined contribution retirement plan, the "Stewart Enterprises Employees' Retirement Trust (A Profit-Sharing Plan) ("SEERT")." This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15% of their earnings. Effective January 1, 1997, the first 5% of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(13) Benefit Plans--(Continued)

contributed. Prior to January 1, 1997, Company matching contributions were $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1997, 1996 and 1995 was approximately $2,900, $2,550 and $2,250, respectively.

 Non-qualified Supplemental Retirement and Deferred Compensation Plan

    In January 1994, the Company developed a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15% of their earnings. Effective January 1, 1997, the first 5% of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. Prior to January 1, 1997, Company matching contributions were $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1997, 1996 and 1995 was approximately $164, $116 and $53, respectively.

1991 Incentive Compensation Plan

    In May 1991, the Company adopted the 1991 Incentive Compensation Plan, pursuant to which officers and other employees of the Company could be granted stock options, stock awards, restricted stock, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 25, 1992 through October 31, 1995, the Company granted options that become exercisable based upon the passage of time to officers and other employees for the purchase of a total of 1,452,938 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant date, which ranged from $8.89 to $16.00 per share. The options generally were exercisable in 25% annual increments over the four years following their grant, except that options granted during fiscal year 1995 were exercisable 50% per year over the next two years. On July 25, 1995, the Compensation Committee accelerated by two months the exercisability of options scheduled to become exercisable September 25, 1995. As of October 31, 1997, all except 15,000 options scheduled to become exercisable based upon the passage of time had been exercised.

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

    During May 1995, the stock price objective was achieved, and in July 1995, management determined that the achievement of the earnings objective was probable. Accordingly, during the third quarter of fiscal year 1995, the Company recorded a non-cash charge of $17,252 ($10,869, or $.30 per share, after-tax) for the difference between the option exercise prices and $21.58, the then-market price of the Company's Class A Common Stock. Additionally, in July 1995 the Compensation Committee accelerated the exercisability of the performance-based options, thereby establishing the total charge to earnings. As of October 31, 1997, all performance-based options granted under the 1991 Incentive Compensation Plan had been exercised.



                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(13) Benefit Plans--(Continued)

    Pursuant to the Company's 1991 Incentive Compensation Plan, each director and certain former directors of the Company who are not employees of the Company were granted options to purchase 5,625 shares of the Company's Class A Common Stock on each of February 16, 1993, and November 1, 1993, 1994 and 1995. Persons who are not employees of the Company who joined the Board between option grant dates and certain former directors received a reduced number of options based on the number of months of service on the Board prior to the next grant date. The options became exercisable on October 31 following the date of grant, but may be exercised earlier if the director dies, retires from the Board on or after reaching age 65 or becomes disabled. The options expired on October 31, 1997. The exercise price of the options was 80% of the fair market value of the Class A Common Stock on the date of grant. As of October 31, 1997, 121,875 options had been granted pursuant to these provisions of the Plan, and all had been exercised.

1995 Incentive Compensation Plan

    In August 1995, the Board of Directors adopted, and in December 1995 and December 1996 amended, the 1995 Incentive Compensation Plan, pursuant to which officers and other employees of the Company may be granted stock options, stock awards, restricted stock, stock appreciation rights, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 7, 1995 through October 31, 1997, the Company granted options to officers and other employees for the purchase of a total of 3,374,268 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $21.00 to $43.00 per share. In general, two-thirds of the options become exercisable in full on the first day between the date of grant and August 31, 2000 that the average of the closing sale prices of a share of the Company's Class A Common Stock for the 20 preceding consecutive trading days equals or exceeds $52.87, which represents a 20% annual compounded growth in the price of a share of the Company's Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings of approximately $68 million be recorded for the performance-based options for the difference between the exercise price and the then-current stock price when achievement of the performance objective becomes probable. The remaining options generally become exercisable in 20% annual increments beginning on September 7, 1996, except for grants issued since the initial grant date, which options vest over the remainder of the original five-year period. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of the options expire on October 31, 2001. As of October 31, 1997, 48,989 options had been exercised under this plan, and 23,424 options had been forfeited.

Directors' Stock Option Plan

    Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors' Stock Option Plan, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 36,000 shares of the Company's Class A Common Stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 180,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $24.67 to $36.50 per share. The options generally become exercisable in 25% annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vest over the remainder of the original four-year period. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of the options expire on January 2, 2001. As of October 31, 1997, no options had been exercised under this plan.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


(13) Benefit Plans--(Continued)

   Employee Stock Purchase Plan

    On July 1, 1992, the Company adopted an "Employee Stock Purchase Plan" and reserved 1,125,000 shares of Class A Common Stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase Company Class A Common Stock semi-annually on June 30 and December 31. The purchase price is established at a 15% discount from fair market value, as defined. As of October 31, 1997, 204,766 shares had been acquired under this plan.

Statement of Financial Accounting Standards No. 123

    The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company's stock options outstanding as of October 31, 1996 and 1997, and the changes that occurred during fiscal years 1996 and 1997.


                                                           1997                1996
                                                  --------------------  -------------------
                                                  Number of  Weighted   Number of  Weighted
                                                    Shares   Average      Shares   Average
                                                  Underlying Exercise   Underlying Exercise
                                                   Options    Prices      Options   Prices
                                                  ---------- ---------  ---------- --------
Outstanding at beginning of
 the year......................................   3,955,510   $19.37    3,895,517   $18.16
Granted........................................     381,562   $34.73      586,596   $22.55
Exercised......................................    (786,793)  $11.83     (526,603)  $13.95
Forfeited......................................     (53,424)  $18.22        ----     ----
                                                  ----------            ----------
Outstanding at end of year.....................   3,496,855   $22.76    3,955,510   $19.37
Exercisable at end of year.....................     418,017   $22.23      924,758   $13.27
Weighted-average fair value of
 options granted...............................               $ 7.97                $ 5.35


 The following table further describes the Company's stock options outstanding as of October 31, 1997:

                                   Options Outstanding                     Options Exercisable
                   ------------------------------------------------  -----------------------------
                      Number     Weighted Average                      Number
   Range of         Outstanding      Remaining     Weighted Average  Exercisable  Weighted Average
Exercise Prices    at 10/31/97   Contractual Life   Exercise Price   at 10/31/97   Exercise Price
----------------   ------------  ----------------  ----------------  -----------  ----------------
$15.92 to $25.00    3,115,715       3.97 years          $21.30         389,853         $21.34
$25.01 to $35.00      232,562       4.00 years          $34.01          19,383         $34.01
$35.01 to $43.00      148,578       3.80 years          $35.85           8,781         $35.66
                   ------------                                      -----------
$15.92 to $43.00    3,496,855       3.96 years          $22.76         418,017         $22.23
                   ============                                      ===========



                            STEWART ENTERPRISES, INC.
                                 AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


(13) Benefit Plans--(Continued)

    SFAS 123 applies only to options granted, and shares acquired under the Company's Employee Stock Purchase Plan, since the beginning of the Company's 1996 fiscal year. Consequently, the pro forma amounts disclosed below do not reflect any compensation cost for the 3.9 million stock options outstanding as of the beginning of fiscal year 1996. If the Company had elected to recognize compensation cost for its stock option and employee stock purchase plans based on the fair value at the grant dates for awards under those plans, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:


                                                              Year Ended October 31,
                                                          -----------------------------
                                                              1997              1996
                                                          -----------       -----------
                                                                   (Unaudited)
Net earnings                 - as reported..............  $ 67,418           $ 51,297
                             - pro forma................    66,412             50,726


Earnings per common share    - as reported..............  $   1.52           $   1.24
                             - pro forma................      1.50               1.22

    The fair value of the Company's stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996, respectively: expected dividend yield of .2% and .4%; expected volatility of 19.6% for both years; risk-free interest rate of 6.1% and 5.4%; and an expected term of 3.3 and 3.8 years, respectively.

    Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996, respectively: expected dividend yield of .2% for both years; expected volatility of 19.6% for both years; risk-free interest rate of 5.2% for both years; and an expected term of .5 years for both years.

14) Commitments, Contingencies and Related Party Transactions

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

    As of October 31, 1997, the Company had advanced approximately $835, including accrued interest, to fund premiums on a split-dollar, "second-to-die" life insurance policy on behalf of the Company's Chairman, Mr. Frank B. Stewart, Jr., and Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A Common Stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earlier of (a) the surrender of the policy, (b) the deaths of Mr. and Mrs. Stewart, or (c) 60 days following payment in full of all premiums on the policy.


                             STEWART ENTERPRISES, INC.
                                 AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)


(14) Commitments, Contingencies and Related Party Transactions--(Continued)

    The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 20 years, except for two leases which expire in 2032 and 2040. Rent expense under these leases was $6,542, $4,565 and $4,029 for the years ended October 31, 1997, 1996 and 1995, respectively. The Company's future minimum lease payments as of October 31, 1997 are $6,521, $5,447, $4,514, $3,592, $2,806 and $21,869 for the years ending October 31, 1998, 1999, 2000, 2001, 2002 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2007. The Company's future non-compete payments as of October 31, 1997 for the same periods are $6,070, $5,388, $4,786, $4,454, $4,013 and $7,551, respectively.

(15) Equity Offering

    During the third quarter of fiscal year 1997, the Company completed the sale of 6,055,000 shares of Class A Common Stock, resulting in approximately $211,000 in net proceeds, which was used for acquisitions and general corporate purposes.


                            STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)


 (16) Segment Data

     The Company conducts both funeral and cemetery operations in the United States, including Puerto Rico, and in Canada and Australia. The Company conducts funeral operations in Mexico, New Zealand, Spain and Portugal.

<CAPTION

                                                         Corporate
                                                            and
                                  Funeral  Cemetery(1) Eliminations Consolidated
                                ---------- ----------  ------------ ------------
Revenues
 October 31, 1997.............. $  291,649   240,937         -       $  532,586
 October 31, 1996.............. $  225,461   207,926         -       $  433,387
 October 31, 1995.............. $  188,991   179,831         -       $  368,822

Operating earnings or loss before
 performance-based stock options
 October 31, 1997.............. $   89,235    67,937     (15,402)    $  141,770
 October 31, 1996.............. $   72,239    45,879     (14,096)    $  104,022
 October 31, 1995.............. $   55,309    34,434     (11,113)    $   78,630

Identifiable assets
 October 31, 1997.............. $  930,955   666,930      28,966     $1,626,851
 October 31, 1996.............. $  764,539   585,884      10,490     $1,360,913
 October 31, 1995.............. $  506,994   548,668      16,773     $1,072,435

Depreciation and amortization
 October 31, 1997.............. $ 19,016       7,966         867     $   27,849
 October 31, 1996.............. $ 12,960       7,830         911     $   21,701
 October 31, 1995.............. $ 10,257       5,765         770     $   16,792

Capital expenditures
 October 31, 1997.............. $ 58,644      13,051      11,363     $   83,058
 October 31, 1996.............. $ 81,450      16,442       1,389     $   99,281
 October 31, 1995.............. $ 58,758      13,548         922     $   73,228

-------------------------

(1)Includes the Company's construction and sales operations, which previously were classified as a separate industry segment.



                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)


(16) Segment Data--(Continued)

                                        U.S. and
                                     Possessions(1)  Foreign(2)   Consolidated
Revenues                              --------------  ----------   ------------
 October 31, 1997..................   $  455,076        77,510     $  532,586
 October 31, 1996..................   $  391,437        41,950     $  433,387
 October 31, 1995..................   $  333,558        35,264     $  368,822

Operating earnings before performance-
based stock options
 October 31, 1997..................   $  120,803        20,967     $  141,770
 October 31, 1996..................   $   88,812        15,210     $  104,022
 October 31, 1995..................   $   66,213        12,417     $   78,630

Identifiable assets
 October 31, 1997..................   $1,309,654       317,197     $1,626,851
 October 31, 1996..................   $1,109,424       251,489     $1,360,913
 October 31, 1995...................  $  980,510        91,925     $1,072,435

------------------------

(1) Includes the Company's operations in the United States and the Commonwealth of Puerto Rico.
(2) The Company commenced its foreign operations as follows: Mexico - August 1994; Australia - December 1994; New Zealand - April 1996; Canada - October 1996; Spain - April 1997; and Portugal - September 1997.


                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share amounts)


(17) Quarterly Financial Data (Unaudited)

                                     First     Second      Third     Fourth
                                  ---------   ---------  ---------  ---------
Year Ended October 31, 1997(1)
-------------------------------
Revenues.......................   $ 122,712   $ 128,122  $ 139,546  $ 142,206
Gross profit...................      35,297      38,860     41,506     41,509
Earnings before cumulative
 effect of change in accounting
 principles....................      15,007      17,268     19,051     18,416
Earnings per common share
 before cumulative effect
 of change in accounting
 principles....................         .36         .41        .42        .38
Net earnings...................      12,683      17,268     19,051     18,416
Earnings per common share......         .30         .41        .42        .38

Year Ended October 31, 1996
---------------------------
Revenues.......................   $ 102,757   $ 108,423  $ 108,934  $ 113,273
Gross profit...................      28,599      29,723     29,723     30,073
Net earnings...................      12,498      13,403     12,924     12,472
Earnings per common share......         .30(2)      .32(2)     .31        .30

------------------------


(1) The first and second quarters of fiscal year 1997 have been restated from the Company's respective Quarterly Reports on Form 10-Q to reflect the Company's change in accounting principles effective November 1, 1996. As a result, first quarter reflects a $369 decrease in earnings, or $.01 per share, before the cumulative effect of the change in accounting principles. In addition, the first quarter as presented above includes a $2,324 decrease in net earnings (net of a $2,230 income tax benefit), or $.06 per share, for the cumulative effect of the change in accounting principles. Second quarter as presented above reflects an increase in net earnings of $766, or $.02 per share, as a result of the accounting changes. See Note 3.
(2) Restated to reflect the Company's three-for-two stock split effective June 21, 1996.


(18)  Subsequent Events (Unaudited)

     Subsequent to year-end, the Company has acquired or committed to acquire 61 funeral homes and two cemeteries for approximately $78,680.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

    The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11.  Executive Compensation

    The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.  Certain Relationships and Related Transactions

    The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

       (1) Financial Statements

           The Company's consolidated financial statements listed below have been filed as part of this report:

                                                                          Page
                                                                         ------
           Report of Independent Accountants.............................  27
           Consolidated Statements of Earnings
            for the Years Ended October 31, 1997, 1996 and 1995..........  28
           Consolidated Balance Sheets as of
            October 31, 1997 and 1996....................................  29
           Consolidated Statements of Shareholders' Equity
            for the Years Ended October 31, 1997, 1996 and 1995..........  31
           Consolidated Statements of Cash Flows for
            the Years Ended October 31, 1997, 1996 and 1995..............  32
           Notes to Consolidated Financial Statements....................  34

        (2)  Financial Statement Schedule for the years ended
             October 31,  1997, 1996 and 1995

         Report of Independent Accountants on Financial
          Statement Schedule.............................................  58
         Schedule II-Valuation and Qualifying Accounts...................  59

      All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.



                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE




The Board of Directors
Stewart Enterprises, Inc.:

   Our report on the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries, which includes an emphasis paragraph related to changes in the Company's method of accounting for cemetery sales and its method of accounting for funeral services investment trust fund earnings is included in
Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                             COOPERS & LYBRAND L.L.P.



New Orleans, Louisiana
December 16 , 1997

                            STEWART ENTERPRISES, INC.
                                 AND SUBSIDIARIES

                   SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars in thousands)



      COLUMN A               COLUMN B           COLUMN C            COLUMN D      COLUMN E
      --------              ----------   ------------------------  -----------  --------------
                                                Additions
                                         ------------------------
                            Balance at   Charged to   Charged to
                            beginning    costs and      other      Deductions   Balance at end
    Description             of period     expenses    accounts(1)  -write-offs     of period
    -----------             ----------   ----------   -----------  -----------  --------------
Current-Allowance for
 contract cancellations
 and doubtful accounts:
  Year ended October 31,
   1997....................  $ 2,996       8,586        2,386         7,099        $ 6,869
   1996....................  $ 2,847      13,580          445        13,876        $ 2,996
   1995....................  $ 2,800       8,923        1,174        10,050        $ 2,847

Due after one year-Allowance
 for contract cancellations
 and doubtful accounts:
  Year ended October 31,
    1997...................  $ 3,236      12,765        7,215        13,520        $ 9,696
    1996...................  $ 3,307       9,576          797        10,444        $ 3,236
    1995...................  $ 3,803       6,775        1,504         8,775        $ 3,307

Accumulated amortization
 of intangible assets:
  Year ended October 31,
   1997....................  $ 19,506      9,877          -             -          $29,383
   1996....................  $ 11,743      7,763          -             -          $19,506
   1995....................  $  6,335      5,408          -             -          $11,743

---------------------

(1) Amounts charged to other accounts represent principally the opening balance in the allowance for contract cancellations and doubtful accounts for acquired companies and, for fiscal year 1997, the effect of the Company's change in accounting principles effective November 1, 1996.


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

4.5 Credit Agreement by and among the Company, its subsidiaries and Citicorp USA, Inc., Bank of America Illinois, and NationsBank of Texas, N.A. dated April 14, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-27771) filed with the Commission on May 23, 1997)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company's long-term debt. None of such instruments (other than those included as exhibits herein) represents long-term debt in excess of 10% of the Company's consolidated total assets.

10.1 Lease Agreement dated September 1, 1983 between Stewart Building Enterprise and Stewart Enterprises, Inc. and amendments thereto dated June 18, 1990 and May 23, 1991 (incorporated by reference to Exhibit
      10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on August 21, 1991 (the "1991 Registration Statement"); dated June 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K")); dated June 1, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, (the "1993 10-K")); dated October 28, 1994 and dated November 30, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 10-K")); dated May 27, 1996 (incorporated by reference to Exhibit
      10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K")); and dated April 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

10.2  Split-Dollar Agreement dated January  10,  1992 between the Company, Roy
      A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the 1992 10-K)

10.3 Promissory Note by the Company to Frank B. Stewart, Jr. in the amount of $2,590,997 dated November 1, 1992, and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

10.4 Lease dated June 29, 1990 between Richard O. Baldwin, Jr. and Baldwin-Fairchild Funeral Homes, Inc. (incorporated by reference to Exhibit 10.7 to the 1991 Registration Statement)

10.5 Promissory Note by S.E. Mid-Atlantic, Inc. to Brian J. Marlowe in the amount of $3,797,331 dated January 1, 1994 (incorporated by reference to Exhibit 10.37 to the 1994 10-K)

10.6 Line of Credit Note by Brent F. Heffron to the Company dated February 27, 1997, in the amount of $250,000 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

                           ________________________

Management Contracts and Compensatory Plans or Arrangements

10.7 Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the 1991 Registration Statement), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the 1996 10-K)

10.8 Stock Option Agreement between the Company and Frank B. Stewart, Jr. dated September 25, 1992 (incorporated by reference to Exhibit 10.22 to the 1992 10-K)

10.9 Stock Option Agreements between the Company and Joseph P. Henican, III dated February 1, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
      1995)

10.10 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibits 10.16 and 10.20, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K"))

10.11 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based), and dated December 5, 1995 (performance-based), between the Company and Joseph P. Henican, III (incorporated by reference to Exhibits 10.17, 10.18 and 10.19, respectively, to the 1995 10-K)

10.12 Stock Option Agreement between the Company and William E. Rowe dated September 25, 1992 (incorporated by reference to Exhibit 10.28 to the 1992 10-K) and addenda thereto dated April 15, 1994 (incorporated by reference to Exhibit 10.24 to the 1994 10-K)

10.13 Stock Option Agreements between the Company and William E. Rowe dated April 15, 1994 (incorporated by reference to Exhibit 10.25 to the 1994 10-K)

10.14 Stock Option Agreements between the Company and William E. Rowe dated November 1, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
      1995)

10.15 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibits 10.25 and 10.29, respectively, to the 1995 10-K)

10.16 Stock  Option  Agreement  dated  September  7,  1995  (time-vest), dated
      September  7,  1995  (performance-based),  and  dated December  5,  1995
      (performance-based) between the Company and William E. Rowe (incorporated by reference to Exhibits 10.26, 10.27 and 10.28, respectively, to the 1995 10-K)

10.17 Stock Option Agreement between the Company and Ronald H. Patron dated September 25, 1992 (incorporated by reference to Exhibit 10.24 to the 1992 10-K)

10.18 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibits 10.32 and 10.36, respectively, to the 1995 10-K)

10.19 Stock  Option  Agreement  dated September  7,  1995  (time-vest),  dated
      September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Ronald H. Patron (incorporated by reference to Exhibits 10.33, 10.34 and 10.35, respectively, to the 1995 10-K)

10.20 Stock Option Agreement between the Company and Gerard C. Alexander dated September 25, 1992 (incorporated by reference to Exhibit 10.25 to the 1992 10-K)

10.21 Employment Agreement dated August 1, 1995, and Change of Control Agreement dated December 5, 1995, between the Company and Gerard C. Alexander (incorporated by reference to Exhibits 10.39 and 10.43, respectively, to the 1995 10-K)

10.22 Stock  Option  Agreement  dated  September  7,  1995  (time-vest), dated
      September 7, 1995 (performance-based), and dated December 5, 1995 (performance-based), between the Company and Gerard C. Alexander (incorporated by reference to Exhibits 10.40, 10.41 and 10.42, respectively, to the 1995 10-K)

10.23 Stock Option Agreement between the Company and Richard O. Baldwin, Jr. dated September 25, 1992 (incorporated by reference to Exhibit 10.22 to the 1996 10-K)

10.24 Employment Agreement between the Company and Richard O. Baldwin, Jr. dated August 1, 1995 (incorporated by reference to Exhibit 10.23 to the 1996 10-K)

10.25 Stock  Option  Agreement  dated  September  7,  1995  (time-vest), dated
      September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Richard O. Baldwin, Jr. (incorporated by reference to Exhibits 10.24, 10.25 and 10.26, respectively, to the 1996 10-K)

10.26 Change of Control Agreement between the Company and Richard O. Baldwin, Jr. dated December 5, 1995 (incorporated by reference to Exhibit 10.27 to the 1996 10-K)

10.27 Amendment No. 1 dated August 1, 1997 to Employment Agreement dated August 1, 1995 between the Company and Richard O. Baldwin, Jr.

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

10.31 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Brian J. Marlowe (incorporated by reference to Exhibits 10.48, 10.49 and 10.50, respectively, to the 1995 10-K)

10.32 Employment Agreement between the Company and Andrew H. McEachern dated December 9, 1994 (incorporated by reference to Exhibit 10.17 to the 1994 10-K)

10.33 Stock Option Agreement between the Company and Andrew H. McEachern dated December 9, 1994 (incorporated by reference to Exhibit 10.27 to the 1994 10-K)

10.34 Stock Option Agreement between the Company and Kenneth C. Budde dated September 25, 1992 (incorporated by reference to Exhibit 10.34 to the 1996 10-K)

10.35 Employment Agreement between the Company and Kenneth C. Budde dated August 1, 1995 (incorporated by reference to Exhibit 10.35 to the 1996 10-K)

10.36 Stock  Option  Agreement  dated  September  7,  1995  (time-vest), dated
      September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Kenneth C. Budde (incorporated by reference to Exhibits 10.36, 10.37 and 10.38, respectively, to the 1996 10-K)

10.37 Change of Control Agreement between the Company and Kenneth C. Budde dated December 5, 1995 (incorporated by reference to Exhibit 10.39 to the 1996 10-K)

10.38 Amendment No. 1 dated January 1, 1997 to Employment Agreement dated August 1, 1995 between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

10.39 Stock Option Agreement between the Company and Lawrence B. Hawkins dated September 25, 1992 (incorporated by reference to Exhibit 10.40 to the 1996 10-K)

10.40 Employment Agreement between the Company and Lawrence B. Hawkins dated August 1, 1995 (incorporated by reference to Exhibit 10.41 to the 1996 10-K)

10.41 Stock  Option  Agreement  dated  September  7,  1995  (time-vest), dated
      September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibits 10.42, 10.43 and 10.44, respectively, to the 1996 10-K)

10.42 Change of Control Agreement between the Company and Lawrence B. Hawkins dated December 5, 1995 (incorporated by reference to Exhibit 10.45 to the 1996 10-K)

10.43 Amendment No. 1 dated January 1, 1997 to Employment Agreement dated August 1, 1995 between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

10.44 Stock Option Agreement between the Company and Brent F. Heffron dated September 25, 1992 (incorporated by reference to Exhibit 10.46 to the 1996 10-K)

10.45 Stock  Option  Agreement  dated  September  7,  1995  (time-vest), dated
      September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Brent F. Heffron (incorporated by reference to Exhibits 10.47, 10.48 and 10.49, respectively, to the 1996 10-K)

10.46 Employment Agreement dated January 1, 1997 between the Company and Brent
      F. Heffron (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)

10.47 Change of Control Agreement dated January 1, 1997 between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)

10.48 Stock Option Agreement dated January 1, 1997 (time-vest) and dated January 1, 1997 (performance-based), between the Company and Brent F. Heffron (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)

10.49 Amendment No. 1 dated January 1, 1997 to Employment Agreement dated January 1, 1997 between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

10.50 Stock Option Agreement between the Company and Raymond C. Knopke, Jr. dated September 25, 1992 (incorporated by reference to Exhibit 10.50 to the 1996 10-K)

10.51 Stock Option Agreement dated September 7, 1995 (time-vest), dated September 7, 1995 (performance-based) and dated December 5, 1995 (performance-based), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibits 10.51, 10.52 and 10.53, respectively, to the 1996 10-K)

10.52 Employment Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)

10.53 Change of Control Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)

10.54 Stock Option Agreement dated January 1, 1997 (time-vest) and dated January 1, 1997 (performance-based), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibits 10.7 and 10.8, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)

10.55 Amendment  No.  1  dated January 1, 1997 to Employment  Agreement  dated
      January 1, 1997 between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

10.56 The Stewart Enterprises Employees' Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement) and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the 1994 10-K)

10.57 The   Stewart   Enterprises   Supplemental   Retirement   and   Deferred
      Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K)

10.58 Amended   and  Restated  Stewart  Enterprises,   Inc.   1991   Incentive
      Compensation  Plan   (incorporated  by reference to Exhibit 10.56 to the
      1996 10-K)

10.59 Amended   and  Restated  Stewart  Enterprises,   Inc.   1995   Incentive
      Compensation  Plan   (incorporated  by reference to Exhibit 10.57 to the
      1996 10-K)

10.60 Amended  and Restated Directors' Stock  Option  Plan   (incorporated  by
      reference to Exhibit 10.58 to the 1996 10-K)

10.61 Amended and  Restated  Stewart Enterprises, Inc. Employee Stock Purchase
      Plan

                            ________________________

12    Calculation of Ratio of Earnings to Fixed Charges

18 Letter from Coopers & Lybrand L.L.P. regarding change in accounting principles (incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)

21    Subsidiaries of the Company

23    Consent of Coopers & Lybrand L.L.P.

27    Financial data schedule
                          ________________________

(b)  Reports on Form 8-K

      The Company filed a Form 8-K on September 11, 1997 reporting, under "Item 5. Other Events," the earnings release for the quarter ended July 31, 1997.

     The Company filed a Form 8-K on September 27, 1997 reporting, under "Item 5. Other Events," pro forma consolidated statements of earnings for fiscal year 1996, for the three months ended January 31, 1997 and April 30, 1997, and for the six months ended April 30, 1997 to reflect the changes in the Company's accounting methods, as if such methods had been in effect during all prior periods.


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 1998.

                                          STEWART ENTERPRISES, INC.

                                          By:  /s/  JOSEPH P. HENICAN, III
                                             ----------------------------------
                                                  Joseph P. Henican, III
                                              Vice Chairman of the Board and
                                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

      Signature                             Title                   Date
      ---------                             -----                   ----

 /s/  FRANK B. STEWART, JR.         Chairman of the Board     January 27, 1998
------------------------------
    Frank B. Stewart, Jr.


/s/   JOSEPH P. HENICAN, III     Vice Chairman of the Board   January 27, 1998
------------------------------   and Chief Executive Officer
   Joseph P. Henican, III
(Principal Executive Officer)

/s/   WILLIAM E. ROWE                   President,            January 27, 1998
-------------------------------   Chief Operating Officer
      William E. Rowe                and a Director



/s/   RONALD H. PATRON             Chief Financial Officer,   January 27, 1998
-----------------------------    President-Corporate Division
    Ronald H. Patron                   and a Director
(Principal Financial Officer)


  /s/   KENNETH C. BUDDE           Senior Vice President-     January 27, 1998
-----------------------------       Corporate Division,
      Kenneth C. Budde            Treasurer and Secretary
 (Principal Accounting Officer)


/s/   DARWIN C. FENNER                  Director              January 27, 1998
-----------------------------
     Darwin C. Fenner


/s/   MICHAEL O. READ                   Director              January 27, 1998
-----------------------------
   Michael O. Read


/s/   JOHN P. LABORDE                   Director              January 27, 1998
-----------------------------
     John P. Laborde


/s/   JAMES W. McFARLAND                Director              January 27, 1998
-----------------------------
      James W. McFarland


                                        Director             January 27, 1998
-----------------------------
      Dwight A. Holder