Form 10-Q
period 1998-01-31
STEWART ENTERPRISES INC
filed 1998-03-17
CIK 878522

===============================================================================



              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM  _____ TO  _____


                           -------------------------


                        COMMISSION FILE NUMBER:  0-19508


                           -------------------------


                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

              LOUISIANA                                72-0693290
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   110 VETERANS MEMORIAL BOULEVARD
         METAIRIE, LOUISIANA                              70005
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (504) 837-5880


                           -------------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of March 13, 1998 was 46,964,097 and 1,777,510, respectively.



===============================================================================

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE

            Item 1. Financial Statements

            Consolidated Statements of Earnings -
              Three Months Ended January 31, 1998 and 1997..............     3

            Consolidated Balance Sheets -
              January 31, 1998 and October 31, 1997.....................     4

            Consolidated Statements of Cash Flows -
              Three Months Ended January 31, 1998 and 1997..............     6

            Notes to Consolidated Financial Statements..................     8


            Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........    13



PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings....................................   17


            Item 5. Other Information....................................   17


            Item 6. Exhibits and Reports on Form 8-K.....................   20


            SIGNATURES...................................................   21

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED JANUARY 31,
                                                -------------------------------
                                                      1998             1997
                                                ---------------   -------------
Revenues:
   Funeral...................................      $ 86,918         $ 66,576
   Cemetery..................................        62,391           56,136
                                                ---------------   -------------
                                                    149,309          122,712
                                                ---------------   -------------
Costs and expenses:
   Funeral...................................        58,861           46,405
   Cemetery..................................        44,331           41,010
                                                ---------------   -------------
                                                    103,192           87,415
                                                ---------------   -------------
   Gross profit..............................        46,117           35,297
Corporate general and administrative expenses         4,024            3,855
                                                ---------------   -------------
   Operating earnings........................        42,093           31,442
Interest expense.............................        (9,946)          (8,962)
Investment and other income..................         1,358              785
                                                ---------------   -------------
   Earnings before income taxes and cumulative
      effect of change in accounting principles      33,505           23,265
Income taxes.................................        11,559            8,258
                                                ---------------   -------------
   Earnings before cumulative effect of change
      in accounting principles...............        21,946           15,007

Cumulative effect of change in accounting
     principles (net of $2,230 income tax
     benefit) (Note 2).......................            --           (2,324)
                                                ---------------   -------------
   Net earnings..............................     $  21,946         $ 12,683
                                                ===============   =============

Basic earnings per share:
   Earnings before cumulative effect of change
      in accounting principles...............     $     .45          $   .36

   Cumulative effect of change in accounting
      principles.............................            --             (.06)
                                                ---------------   -------------
   Net earnings..............................     $     .45          $   .30
                                                ===============   =============
Diluted earnings per share:
   Earnings before cumulative effect of
      change in accounting principles........     $     .45          $   .35
   Cumulative effect of change in accounting
      principles.............................            --             (.05)
                                                ---------------   -------------
   Net earnings..............................     $     .45          $   .30
                                                ===============   =============
Weighted average shares outstanding
 (in thousands):
   Basic.....................................        48,701           41,853
                                                ===============   =============
   Diluted...................................        49,068           42,403
                                                ===============   =============
Dividends per share..........................     $     .02          $   .02
                                                ===============   =============


         See accompanying notes to consolidated financial statements.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 JANUARY 31,   OCTOBER 31,
                      ASSETS                        1998           1997
                      ------                     -----------   -----------

Current assets:
   Cash and cash equivalent investments.........  $ 23,559      $ 31,640
   Marketable securities........................     3,519         4,615
   Receivables, net of allowances...............   140,574       129,760
   Inventories..................................    44,264        43,044
   Prepaid expenses.............................     7,047         7,111
                                                 -----------   -----------
      Total current assets......................   218,963       216,170
Receivables due beyond one year,
 net of allowances..............................   205,263       200,285
Intangible assets...............................   436,450       415,723
Deferred charges................................    78,570        77,371
Cemetery property, at cost......................   313,035       307,494
Property and equipment, at cost:
   Land.........................................    66,318        67,579
   Buildings....................................   249,717       244,421
   Equipment and other..........................   104,750       102,592
                                                 -----------   -----------
                                                   420,785       414,592
   Less accumulated depreciation................    87,195        85,188
                                                 -----------   -----------
   Net property and equipment...................   333,590       329,404
Long-term investments...........................    59,444        57,345
Other assets....................................    30,613        25,478
                                                 -----------   -----------
                                                $1,675,928    $1,629,270
                                                ============  ============

                                                                  (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                      JANUARY 31,   OCTOBER 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                 1998          1997
    ------------------------------------             ------------   -----------

Current liabilities:
   Current maturities of long-term debt..............   $ 35,784      $ 33,973
   Accounts payable..................................     17,891        16,705
   Accrued payroll...................................     12,459        16,241
   Accrued insurance.................................      6,573        10,428
   Accrued interest..................................      3,628         7,581
   Accrued other.....................................     16,263        14,908
   Income taxes payable..............................      6,221            --
   Deferred income taxes.............................     10,043         9,720
                                                      -----------   -----------
      Total current liabilities......................    108,862       109,556
Long-term debt, less current maturities..............    570,674       524,351
Deferred income taxes................................     83,499        85,454
Deferred revenue.....................................     70,979        79,494
Other long-term liabilities..........................      9,363        10,845
                                                      -----------   -----------
      Total liabilities..............................    843,377       809,700
                                                      -----------   -----------
Commitments and contingencies (Notes 4 and 7)
Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; no shares issued.......................         --           --
Shareholders' equity:
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares;
         issued and outstanding 46,963,569 and
         46,903,784 shares at January 31, 1998
         and October 31, 1997, respectively..........     46,964        46,904
      Class B authorized 5,000,000 shares; issued
         and outstanding 1,777,510 shares at
         January 31, 1998 and October 31, 1997;
         10 votes per share; convertible into an equal
         number of Class A shares....................      1,778         1,778
   Additional paid-in capital........................    527,761       526,180
   Retained earnings.................................    300,074       279,104
   Cumulative foreign translation adjustment.........    (46,532)      (36,609)
   Unrealized appreciation of investments............      2,506         2,213
                                                       -----------   ----------
      Total shareholders' equity.....................    832,551       819,570
                                                       -----------   ----------
                                                      $1,675,928    $1,629,270
                                                      ============  ===========


         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                      1998              1997
                                                 --------------    ------------

Cash flows from operating activities:
   Net earnings.................................    $ 21,946         $  12,683
   Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Depreciation and amortization.............       7,226             7,186
      Provision for doubtful accounts...........       6,729             6,157
      Cumulative effect of change in accounting
       principles...............................          --             2,324
      Net gains on sales of marketable
       securities...............................      (1,030)             (402)
      Benefit for deferred income taxes.........      (1,401)             (526)
      Changes in assets and liabilities net of
      effects from acquisitions:
       Increase in prearranged funeral trust
        receivables.............................      (2,795)           (5,831)
       Increase in other receivables............     (18,373)          (16,834)
       Increase in deferred charges and
        intangible assets.......................      (5,932)           (2,977)
       Increase in inventories and
        cemetery property.......................        (255)           (2,639)
       Decrease in accounts payable and
        accrued expenses........................      (4,179)           (2,625)
       Decrease in estimated costs to
        complete mausoleums and lawn crypts,
        and to deliver merchandise..............      (4,880)           (4,608)
       Increase (decrease) in deferred
        revenue.................................      (5,254)              920
       Decrease in other........................      (1,779)           (1,297)
                                                 --------------    ------------
   Net cash used in operating activities              (9,977)           (8,469)
                                                 --------------    ------------

Cash flows from investing activities:
   Proceeds from sales of marketable
    securities..................................       6,355             2,501
   Purchases of marketable securities and
    long-term investments.......................      (6,430)           (2,335)
   Purchases of subsidiaries, net of cash,
    seller financing and stock issued...........     (26,041)          (17,268)
   Additions to property and equipment..........     (10,180)           (8,991)
   Other........................................       1,846               294
                                                 --------------    ------------
      Net cash used in investing activities.....     (34,450)          (25,799)


                                                                    (continued)



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                       1998            1997
                                                 --------------    ------------
Cash flows from financing activities:
   Proceeds from long-term debt.................   $  61,504        $ 158,000
   Repayments of long-term debt.................     (24,772)        (123,439)
   Issuance of common stock.....................       1,462            3,884
   Purchase and retirement of common stock......         (24)          (5,526)
   Dividends....................................        (975)            (839)
                                                 --------------    ------------
      Net cash provided by financing activities.      37,195           32,080
                                                 --------------    ------------
Effect of exchange rates on cash and
 cash equivalents...............................        (849)            (359)
                                                 --------------    ------------
Net decrease in cash............................      (8,081)          (2,547)
Cash and cash equivalents, beginning of period..      31,640           24,580
                                                 --------------    ------------
Cash and cash equivalents, end of period........   $  23,559         $ 22,033
                                                 ==============    ============

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes..............................   $   1,900         $ 11,400
      Interest..................................   $  13,900         $  8,600

   Noncash investing and financing activity:
      Subsidiaries acquired with common stock...   $     200         $  1,342



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

   As of January 31, 1998, the Company owned and operated 426 funeral homes and 132 cemeteries in 25 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal and the Netherlands. For the three months ended January 31, 1998, foreign operations contributed approximately 16% of total revenue and, as of January 31, 1998, represented approximately 19% of total assets.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of January 31, 1998, and for the three months ended January 31, 1998 and 1997, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

   The results of operations for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1998.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or the first quarter of fiscal year 1998, and management does not expect this change to have a material effect on the Company's results of operations for fiscal year 1998.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) BASIS OF PRESENTATION--(CONTINUED)

   (e) Per Share Data

   Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of certain of the Company's stock options) had been issued during each period. See Note 6.

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

   (g) Reclassifications

   Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation used in the 1998 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(2) CHANGE IN ACCOUNTING PRINCIPLES

   Effective November 1, 1996, the Company changed certain of its accounting methods with respect to prearranged funeral and cemetery sales in order to provide a better matching of revenues and costs. For further details, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

(3) ACQUISITION OF SUBSIDIARIES

   During the three months ended January 31, 1998, the Company purchased 18 funeral homes and two cemeteries, compared to 13 funeral homes and one cemetery purchased during the three months ended January 31, 1997.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the three months ended January 31, 1998, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(3) ACQUISITION OF SUBSIDIARIES--(CONTINUED)

                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                       1998            1997
                                                 --------------    ------------
                                                           (UNAUDITED)

   Revenues....................................   $ 151,372          $ 137,239
                                                 ==============    ============

   Earnings before cumulative effect of
      change in accounting principles..........   $  21,785          $  14,088
                                                 ==============    ============
   Net earnings................................   $  21,785          $  11,764
                                                 ==============    ============
   Basic earnings per share:
      Earnings before cumulative effect of
       change in accounting principles.........    $    .45          $     .34
                                                 ==============    ============
      Net earnings.............................    $    .45          $     .28
                                                 ==============    ============
   Diluted earnings per share:
      Earnings before cumulative effect
       of change in accounting principles......    $    .44          $     .33
                                                 ==============    ============
      Net earnings.............................    $    .44          $     .28
                                                 ==============    ============

   Weighted average shares outstanding
    (in thousands):
      Basic....................................      48,704             41,858
                                                 ==============    ============
      Diluted..................................      49,071             42,408
                                                 ==============    ============


   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                       1998            1997
                                                 --------------    ------------
                                                           (UNAUDITED)



   Current assets...............................   $   1,776        $     959
   Receivables due beyond one year..............          --              123
   Cemetery property............................       8,141              450
   Property and equipment, net..................       3,935            8,328
   Deferred charges and other assets............         128              226
   Intangible assets, net.......................      25,633            9,675
   Current liabilities..........................      (1,962)            (981)
   Long-term debt...............................     (11,402)             (81)
   Other long-term liabilities..................          (8)             (89)
                                                 --------------    ------------
                                                      26,241           18,610
   Common stock used for acquisitions...........         200            1,342
                                                 --------------    ------------
   Cash used for acquisitions...................   $  26,041         $ 17,268
                                                 ==============    ============



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

(5) RECENT ACCOUNTING STANDARDS

   Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," No. 131, "Disclosure about Segments of an Enterprise and Related Information," and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," are required to be implemented during the Company's fiscal year ending October 31, 1999. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

(6) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA

                                               EARNINGS       SHARES      PER SHARE
    THREE MONTHS ENDED JANUARY 31, 1998      (NUMERATOR)   (DENOMINATOR)     DATA
   -------------------------------------     -----------   -------------  ----------
   Net earnings...........................    $ 21,946
                                             ===========
   Basic earnings per share:
      Net earnings available to common
       shareholders.......................    $ 21,946          48,701      $  .45
                                                                          ==========
   Effect of dilutive securities:
      Stock options assumed exercised.....           -             367
                                             -----------   -------------
   Diluted earnings per share:
      Net earnings available to common
         shareholders plus stock options
         assumed exercised................    $ 21,946          49,068      $  .45
                                             ===========   =============  ==========

   THREE MONTHS ENDED JANUARY 31, 1997
   -----------------------------------
   Earnings before cumulative effect of
      change in accounting principles.....    $ 15,007
                                             ===========
   Basic earnings per share:
      Earnings available to common
       shareholders.......................    $ 15,007          41,853      $  .36
                                                                          ==========
   Effect of dilutive securities:
      Stock options assumed exercised.....          -              550
                                             -----------   -------------
   Diluted earnings per share:
      Earnings available to common
         shareholders plus stock options
         assumed exercised................    $ 15,007          42,403      $  .35
                                             ===========   =============  ==========



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(7) SUBSEQUENT EVENTS

   As of March 13, 1998, the Company had outstanding commitments to acquire 53 funeral homes and three cemeteries for approximately $69,977.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   Effective November 1, 1996, the Company changed certain of its accounting methods for prearranged funeral and cemetery sales in order to provide a better matching of revenues and costs. For further details, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

   For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either period being compared are referred to as "Acquired Operations."

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

Funeral Segment
                                             THREE MONTHS ENDED
                                                JANUARY 31,
                                           ---------------------     INCREASE
                                              1998       1997       (DECREASE)
                                           -----------  --------    ----------
                                                     (IN MILLIONS)
    FUNERAL REVENUE
    ---------------
   Existing Operations.....................  $ 64.5      $  61.1     $  3.4
   Acquired Operations.....................    17.3           .6       16.7
   Revenue from prearranged funeral trust
    funds and escrow accounts..............     5.1          4.9         .2
                                           -----------  --------    ----------
                                             $ 86.9      $  66.6     $ 20.3
                                           ===========  ========    ==========
   FUNERAL COSTS
   -------------
   Existing Operations.....................  $ 44.9      $  45.9     $ (1.0)
   Acquired Operations.....................    14.0           .5       13.5
                                           -----------  --------    ----------
                                             $ 58.9      $  46.4     $ 12.5
                                           ===========  ========    ==========
   Funeral Segment Profit..................  $ 28.0      $  20.2     $  7.8
                                           ===========  ========    ==========


   Funeral revenue increased $20.3 million, or 30%, for the three months ended January 31, 1998, compared to the corresponding period in 1997. The Company experienced a $3.4 million increase in revenue from Existing Operations as a result of a 5.5% increase in the average revenue per domestic funeral service performed by Existing Operations (6.9% increase in total), primarily due to price increases and improved merchandising. Slightly offsetting this increase in revenue was a .3% decrease in the number of domestic funeral services performed by Existing Operations (1.5% decrease in total).

   The $1.0 million, or 2%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center. Existing Operations achieved improved profit margins resulting primarily from these increased cost control measures and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from February 1997 through January 1998 which are not reflected in the 1997 period presented above.

Cemetery Segment
                                             THREE MONTHS ENDED
                                                JANUARY 31,
                                           ---------------------     INCREASE
                                              1998       1997       (DECREASE)
                                           -----------  --------    ----------
                                                     (IN MILLIONS)
   CEMETERY REVENUE
   ----------------
   Existing Operations....................   $ 57.8      $ 51.9        $ 5.9
   Acquired Operations....................      1.8           -          1.8
   Revenue from merchandise trust funds and
    escrow accounts.......................      2.8         4.2         (1.4)
                                           -----------  --------    ----------
                                             $ 62.4      $ 56.1        $ 6.3
                                           ===========  ========    ==========
   CEMETERY COSTS
   --------------
   Existing Operations.....................  $ 42.6      $ 41.0        $ 1.6
   Acquired Operations.....................     1.7           -          1.7
                                           -----------  --------    ----------
                                             $ 44.3      $ 41.0        $ 3.3
                                           ===========  ========    ==========
   Cemetery Segment Profit.................  $ 18.1      $ 15.1        $ 3.0
                                           ===========  ========    ==========


   Cemetery revenue increased $6.3 million, or 11%, for the three months ended January 31, 1998, compared to the corresponding period in 1997, due principally to a $5.9 million increase in revenue from Existing Operations. The increase in revenue from Existing Operations resulted primarily from an increase in cemetery sales, including burial site openings and closings.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above and the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of cemeteries from February 1997 through January 1998 which are not reflected in the 1997 period presented above.

   The $1.4 million decrease in revenue from merchandise trust funds and escrow accounts was attributable to a decline in the yield on the merchandise funds, which was partially offset by a 22% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions.

Other Segments and Activities

   Interest expense increased $1.0 million during the first quarter of fiscal year 1998 compared to the same period in 1997, resulting principally from an increase in average borrowings. Approximately $369.5 million of the $606.5 million outstanding borrowings at January 31, 1998 was subject to short-term variable interest rates averaging approximately 6.0%.

   The Company experienced a decline in its effective tax rate from 35.5% for the first quarter of fiscal year 1997 to 34.5% for the comparable period in fiscal year 1998, principally as a result of the implementation of strategic tax-planning strategies and the elimination of the Puerto Rican interest withholding tax. The Company's effective tax rate is dependent upon a number of factors, including the relative proportions of domestic and international taxable income.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $27.1 million at January 31, 1998, a decrease of approximately $9.2 million from October 31, 1997. The Company used cash of $10.0 million in its operations for the three months ended January 31, 1998, compared to $8.5 million for the corresponding period in 1997, due principally to a decrease in deferred revenue, offset by an increase in net earnings and other working capital changes.

   Long-term debt at January 31, 1998 amounted to $606.5 million, compared to $558.3 million at October 31, 1997. The Company's long-term debt consisted of $369.5 million under the Company's revolving credit facilities, $217.9 million of long-term notes and $19.1 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $4.5 million of term notes incurred principally in connection with acquisitions.

   The most restrictive of the Company's credit agreements requires it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of .7 to 1.0 as of January 31, 1998 and October 31, 1997. As of January 31, 1998, the Company had $432.1 million of additional borrowing capacity within this parameter, of which $238.3 million was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was 4.18 for the three months ended January 31, 1998, and 3.65 (which excludes the cumulative effect of change in accounting principles), 3.98, 2.72 (which includes the $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30 and 5.15 for the fiscal years ended October 31, 1997, 1996, 1995, 1994 and 1993, respectively. Excluding the stock option charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1996 and prior amounts reflect the Company's previous accounting methods which were in effect at that time.

   During the three months ended January 31, 1998, the Company completed acquisitions of 18 funeral homes and two cemeteries for purchase prices aggregating approximately $40.7 million, including the issuance of approximately 5,000 shares of Class A Common Stock and $7.1 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded primarily with advances under the Company's revolving credit facilities.

   As of March 13, 1998, the Company had outstanding commitments to acquire 53 funeral homes and three cemeteries for purchase prices aggregating approximately $70.0 million. If these purchases are consummated, the amounts to be paid will be satisfied by borrowings under the Company's revolving credit facilities.

   Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $40.0 million for the fiscal year ending October 31, 1998, including construction of new funeral homes and refurbishing of funeral homes recently acquired.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or the first quarter of fiscal year 1998, and management does not expect this change to have a material effect on the Company's results of operations for fiscal year 1998.

OTHER

   Statements  of  Financial   Accounting   Standards   No.   130,   "Reporting
Comprehensive Income," No. 131, "Disclosure about Segments of an Enterprise and Related Information," and No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," are required to be implemented during the
Company's   fiscal  year  ending   October  31, 1999.    The  effect  of  these
pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There has been no change in the status of the Company's material legal proceedings during the quarter ended January 31, 1998.


ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   The Company's goals for fiscal year 1998 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20%. The Company also projects approximately $200-$225 million in acquisitions, which represents a slight increase over the $185 million, $179 million, and $154 million achieved in fiscal years 1997, 1996 and 1995, respectively. For fiscal year 1998, the Company projects gross margin improvement of approximately 50 to 60 basis points over its fiscal year 1997 gross margin.

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

   (5) The Company cannot predict whether or when a non-cash charge to earnings of approximately $68 million may be required in connection with its performance-based stock options. See "1995 Incentive Compensation Plan" in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

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

      (c)The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

3.2  By-laws of the Company, as amended (incorporated  by  reference to Exhibit
     3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

4.2  Specimen of Class A Common Stock certificate (incorporated by reference to
     Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

                      ----------------------------------

           Management Contracts and Compensatory Plans or Arrangements

10.1 Amendment No. 2 dated November 1, 1997 to Employment Agreement dated January 1, 1997 between the Company and Brent F. Heffron

10.2 Stock Option Agreement dated December 23, 1997 (time-vest) and dated December 23, 1997 (performance-based) between the Company and Brent F. Heffron

10.3 Amendment No. 2 dated November 1, 1997 to Employment Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr.

10.4 Stock Option Agreement dated December 23, 1997 (time-vest) and dated December 23, 1997 (performance-based) between the Company and Raymond C. Knopke, Jr.

                      ----------------------------------

 12  Calculation of Ratio of Earnings to Fixed Charges

 27  Financial Data Schedule


(b)  Reports on Form 8-K

    The Company filed a Form 8-K on December 18, 1997 reporting, under "Item 5. Other Events," the earnings release for the year ended October 31, 1997.

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.




March 16, 1998                            /s/  RONALD H. PATRON
                                          ----------------------------
                                          Ronald H. Patron
                                          Chief Financial Officer
                                          President-Corporate Division




March 16, 1998                            /s/  KENNETH C. BUDDE
                                          -----------------------------
                                          Kenneth C. Budde
                                          Senior Vice President-Finance
                                          Secretary and Treasurer
                                          (Principal Accounting Officer)