Form 10-Q
period 1998-04-30
STEWART ENTERPRISES INC
filed 1998-06-15
CIK 878522

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

                              --------------------

                        COMMISSION FILE NUMBER:  0-19508

                              --------------------

                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

              LOUISIANA                                72-0693290
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   110 VETERANS MEMORIAL BOULEVARD
         METAIRIE, LOUISIANA                              70005
(Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880

                              --------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of June 10, 1998 was 94,152,788 and 3,555,020, respectively.

===============================================================================


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE

            Item 1. Financial Statements

            Consolidated Statements of Earnings -
              Three Months Ended April 30, 1998 and 1997                     3

            Consolidated Statements of Earnings -
               Six Months Ended April 30, 1998 and 1997                      4

            Consolidated Balance Sheets -
              April 30, 1998 and October 31, 1997                            5

            Consolidated Statements of Cash Flows -
              Six Months Ended April 30, 1998 and 1997                       7

            Notes to Consolidated Financial Statements                       9


            Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            15



PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                       21

            Item 4. Submission of Matters to a Vote of Security Holders     21

            Item 5. Other Information                                       21

            Item 6. Exhibits and Reports on Form 8-K                        24


            SIGNATURES                                                      25

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED APRIL 30,
                                                ----------------------------
                                                     1998          1997
                                                  ---------     ---------
Revenues:
   Funeral                                        $  91,752     $  69,613
   Cemetery                                          62,826        58,509
                                                  ---------     ---------
                                                    154,578       128,122
                                                  ---------     ---------
Costs and expenses:
   Funeral                                           61,209        47,370
   Cemetery                                          43,823        41,892
                                                  ---------     ---------
                                                    105,032        89,262
                                                  ---------     ---------
   Gross Profit                                      49,546        38,860
Corporate general and administrative expenses         4,144         3,181
                                                  ---------     ---------
   Operating earnings before performance-based
      stock options                                  45,402        35,679
Performance-based stock options                      76,762             -
                                                  ---------     ---------
   Operating earnings (loss)                        (31,360)       35,679
Interest expense                                    (10,081)      (10,071)
Investment and other income                           1,676           781
                                                  ---------     ---------
   Earnings (loss) before income taxes              (39,765)       26,389
Income taxes                                        (13,719)        9,121
                                                  ---------     ---------
   Net earnings (loss)                            $ (26,046)    $  17,268
                                                  =========     =========
Net earnings (loss) per share:
   Basic                                          $    (.27)    $     .20
                                                  =========     =========
   Diluted                                        $    (.27)    $     .20
                                                  =========     =========
Weighted average shares outstanding (in thousands):
   Basic                                             97,547        84,323
                                                  =========     =========
   Diluted                                           97,547        85,213
                                                  =========     =========
Dividends per share                               $     .01     $     .01
                                                  =========     =========

         See accompanying notes to consolidated financial statements.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 SIX MONTHS ENDED APRIL 30,
                                                 --------------------------
                                                     1998          1997
                                                  ---------     ---------
Revenues:
   Funeral                                        $ 178,670     $ 136,189
   Cemetery                                         125,217       114,645
                                                  ---------     ---------
                                                    303,887       250,834
                                                  ---------     ---------
Costs and expenses:
   Funeral                                          120,070        93,775
   Cemetery                                          88,154        82,902
                                                  ---------     ---------
                                                    208,224       176,677
                                                  ---------     ---------
   Gross profit                                      95,663        74,157
Corporate general and administrative expenses         8,168         7,036
                                                  ---------     ---------
   Operating earnings before performance-based
      stock options                                  87,495        67,121
Performance-based stock options                      76,762            -
                                                  ---------     ---------
   Operating earnings                                10,733        67,121
Interest expense                                    (20,027)      (19,033)
Investment and other income                           3,034         1,566
                                                  ---------     ---------
   Earnings (loss) before income taxes and
      cumulative effect of change in accounting
      principles                                     (6,260)       49,654
Income taxes                                         (2,160)       17,379
                                                  ---------     ---------
   Earnings (loss) before cumulative effect of
      change in accounting principles                (4,100)       32,275
Cumulative effect of change in accounting
   principles (net of $2,230 income tax benefit)
   (Note 2)                                               -        (2,324)
                                                  ---------     ---------
   Net earnings (loss)                            $  (4,100)    $  29,951
                                                  =========     =========
Basic earnings (loss) per share:
   Earnings (loss) before cumulative effect of
      change in accounting principles             $    (.04)    $     .38
   Cumulative effect of change in accounting
      principles                                          -          (.02)
                                                  ---------     ---------
   Net earnings (loss)                            $    (.04)    $     .36
                                                  =========     =========
Diluted earnings (loss) per share:
   Earnings (loss) before cumulative effect of
      change in accounting principles             $    (.04)    $     .38
   Cumulative effect of change in accounting
      principles                                          -          (.03)
                                                  ---------     ---------
   Net earnings (loss)                            $    (.04)    $     .35
                                                  =========     =========
Weighted average shares outstanding (in thousands):
   Basic                                             97,473        84,009
                                                  =========     =========
   Diluted                                           97,473        85,003
                                                  =========     =========
Dividends per share                               $     .02     $     .02
                                                  =========     =========

         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     APRIL 30,    OCTOBER 31,
                      ASSETS                           1998          1997
                      ------                        -----------   -----------
Current assets:
   Cash and cash equivalent investments                $ 24,941      $ 31,640
   Marketable securities .                                3,861         4,615
   Receivables, net of allowances                       155,963       140,291
   Inventories                                           49,070        43,044
   Prepaid expenses                                       7,129         7,111
                                                    -----------   -----------
      Total current assets                              240,964       226,701
Receivables due beyond one year, net of allowances      228,380       200,285
Intangible assets                                       454,013       415,723
Deferred charges                                         81,116        75,353
Cemetery property, at cost                              316,959       310,628
Property and equipment, at cost:
   Land                                                  66,202        67,579
   Buildings                                            258,068       244,421
   Equipment and other                                  109,496       102,592
                                                    -----------   -----------
                                                        433,766       414,592
   Less accumulated depreciation                         93,275        85,188
                                                    -----------   -----------
   Net property and equipment                           340,491       329,404
Long-term investments                                    63,762        57,345
Other assets                                             37,110        21,799
                                                    -----------   -----------
                                                    $ 1,762,795   $ 1,637,238
                                                    ===========   ===========

                                                      APRIL 30,   OCTOBER 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY            1998         1997
        ------------------------------------        ------------  -----------
Current liabilities:
   Current maturities of long-term debt             $     25,161  $    33,973
   Accounts payable                                       14,494       16,705
   Accrued payroll                                        15,864       16,241
   Accrued insurance                                       9,603       10,428
   Accrued interest                                        9,690        7,581
   Accrued other                                          13,427       16,283
   Deferred income taxes                                  10,378        9,720
                                                    ------------  -----------
      Total current liabilities                           98,617      110,931
Long-term debt, less current maturities                  677,513      524,351
Deferred income taxes                                     81,572       85,454
Deferred revenue                                          86,334       88,088
Other long-term liabilities                                9,606        8,844
                                                    ------------  -----------
      Total liabilities                                  953,642      817,668
                                                    ------------  -----------
Commitments and contingencies (Notes 4 and 10)
Preferred stock, $1.00 par value, 5,000,000 shares
   authorized; no shares issued                                -            -
Shareholders' equity:
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares; issued
         and outstanding 94,152,788 and 93,807,568
         shares at April 30, 1998 and October 31,
         1997, respectively                               94,153       93,808
      Class B authorized 5,000,000 shares; issued
         and outstanding 3,555,020 shares at April
         30, 1998 and October 31, 1997; 10 votes
         per share; convertible into an equal number
         of Class A shares                                 3,555        3,555
   Additional paid-in capital                            484,261      477,499
   Retained earnings                                     273,054      279,104
   Cumulative foreign translation adjustment             (50,074)     (36,609)
   Unrealized appreciation of investments                  4,204        2,213
                                                    ------------  -----------
      Total shareholders' equity                         809,153      819,570
                                                    ------------  -----------
                                                    $  1,762,795  $ 1,637,238
                                                    ============  ===========

         See accompanying notes to consolidated financial statements.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     SIX MONTHS ENDED APRIL 30,
                                                     --------------------------
                                                          1998         1997
Cash flows from operating activities:                   --------     --------
   Net earnings (loss)                                  $ (4,100)    $ 29,951
   Adjustments  to  reconcile net earnings (loss)
      to net cash provided by (used in) operating
      activities:
      Performance-based stock options                     76,762            -
      Depreciation and amortization                       15,115       12,479
      Provision for doubtful accounts                     12,327       11,640
      Cumulative effect of change in accounting
         principles                                            -        2,324
      Net gains on sales of marketable securities         (1,632)        (362)
      Provision (benefit) for deferred income taxes       (3,549)          26
      Changes in assets and  liabilities net of
         effects from acquisitions:
        Increase in prearranged funeral trust
           receivables                                   (10,002)      (7,199)
        Increase in other receivables                    (41,074)     (32,432)
        Increase in deferred charges and intangible
           assets                                         (9,533)      (9,446)
        Increase in inventories and cemetery property     (4,855)      (4,283)
        Decrease in accounts payable and accrued
           expenses                                       (9,907)      (6,556)
        Decrease in estimated costs to complete
          mausoleums and to deliver merchandise          (13,597)      (7,091)
        Increase (decrease) in deferred revenue           (4,300)         509
        Increase in other                                    262          941
                                                        --------     --------
        Net cash provided by (used in) operating
           activities                                      1,917       (9,499)
                                                        --------     --------

Cash flows from investing activities:
   Proceeds from sales of marketable securities           11,082        3,671
   Purchases of marketable securities and long-term
      investments                                        (12,877)      (6,858)
   Purchases of subsidiaries, net of cash, seller
      financing and stock issued                         (47,997)     (85,684)
   Additions to property and equipment                   (19,099)     (19,012)
   Other                                                   1,837          302
                                                        --------     --------
        Net cash used in investing activities            (67,054)    (107,581)
                                                        --------     --------


                                                    SIX MONTHS ENDED APRIL 30,
                                                    --------------------------
                                                         1998        1997
Cash flows from financing activities:                  ---------   ---------
   Proceeds from long-term debt                        $ 380,741   $ 253,936
   Repayments of long-term debt                         (251,685)   (132,941)
   Retirement of performance-based stock options         (69,431)          -
   Issuance of common stock                               11,009       4,334
   Purchase and retirement of common stock                (9,101)     (5,925)
   Dividends                                              (1,950)     (1,683)
                                                       ---------   ---------
      Net cash provided by financing activities           59,583     117,721
                                                       ---------   ---------

Effect of exchange rates on cash and cash
   equivalents                                            (1,145)       (165)
                                                       ---------   ---------

Net increase (decrease) in cash                           (6,699)        476
Cash and cash equivalents, beginning of period            31,640      24,580
                                                       ---------   ---------
Cash and cash equivalents, end of period               $  24,941   $  25,056
                                                       =========   =========

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes                                     $   5,700   $  17,400
      Interest                                         $  17,900   $  17,700

   Noncash investing and financing activity:
      Subsidiaries acquired with common stock          $     200   $   6,400

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

   As of April 30, 1998, the Company owned and operated 447 funeral homes and 133 cemeteries in 26 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands and Argentina. For the six months ended April 30, 1998, foreign operations contributed approximately 15% of total revenue and, as of April 30, 1998, represented approximately 19% of total assets.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of April 30, 1998, and for the three and six months ended April 30, 1998 and 1997, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

   The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1998.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or the first six months of fiscal year 1998, and management does not expect this change to have a material effect on the Company's results of operations for fiscal year 1998.

   (e) Per-Share Data

   Effective  November  1,  1997,  the Company adopted Statement  of  Financial
Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's time-vest stock options) had been issued during each period. Any potential common shares that are antidilutive are not included in the diluted earnings per share calculation. See Note 7.

   All share and per-share data have been adjusted for the Company's two-for-one common stock split effected April 24, 1998. See Note 6.

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

(3) ACQUISITIONS

   During the six months ended April 30, 1998, the Company purchased 41 funeral homes and two cemeteries, compared to 44 funeral homes and four cemeteries purchased during the six months ended April 30, 1997.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the six months ended April 30, 1998, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                                                          SIX MONTHS ENDED APRIL 30,
                                                          --------------------------
                                                              1998           1997
                                                           ----------     ----------
                                                                 (UNAUDITED)
   Revenues                                                $  311,387     $  264,207
                                                           ==========     ==========
   Operating  earnings  before  performance-based stock
      options                                              $   88,684     $   68,870
                                                           ==========     ==========
   Earnings (loss) before cumulative effect of change in
      accounting principles                                $   (4,202)    $   31,859
                                                           ==========     ==========
   Net earnings (loss)                                     $   (4,202)    $   29,535
                                                           ==========     ==========
   Basic earnings (loss) per share:
      Earnings (loss) before cumulative effect of change
         in accounting principles                          $     (.04)    $      .38
                                                           ==========     ==========
      Net earnings (loss)                                  $     (.04)    $      .35
                                                           ==========     ==========
   Diluted earnings (loss) per share:
      Earnings (loss) before cumulative effect of change
         in accounting principles                          $     (.04)    $      .37
                                                           ==========     ==========
      Net earnings (loss)                                  $     (.04)    $      .35
                                                           ==========     ==========
   Weighted average shares outstanding (in thousands):

      Basic                                                    97,476         84,019
                                                           ==========     ==========
      Diluted                                                  97,476         85,013
                                                           ==========     ==========

   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                      SIX MONTHS ENDED APRIL 30,
                                                      --------------------------
                                                          1998         1997
                                                        --------     --------
                                                             (UNAUDITED)
   Current assets                                       $  5,345     $  3,782
   Receivables due beyond one year                             -        1,213
   Cemetery property                                       7,902          650
   Property and equipment, net                             7,792       19,331
   Deferred charges and other assets                          25          372
   Intangible assets, net                                 46,977       78,616
   Current liabilities                                    (3,660)      (5,753)
   Long-term debt                                        (15,279)      (5,281)
   Other long-term liabilities                              (905)        (857)
                                                        --------     --------
                                                          48,197       92,073
   Common stock used for acquisitions                        200        6,389
                                                        --------     --------
   Cash used for acquisitions                           $ 47,997     $ 85,684
                                                        ========     ========

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

(6) STOCK SPLIT

   In March 1998, the Board of Directors of the Company declared a two-for-one split of the Company's Class A and Class B Common Stock. The split was accomplished by way of a 100% stock dividend paid on April 24, 1998, to shareholders of record on April 10, 1998. The Board of Directors also confirmed its intention to maintain the quarterly dividend of $.02 per share on the increased number of shares outstanding, beginning with the third quarter of the Company's fiscal year ending October 31, 1998.

(7) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                              EARNINGS       SHARES      PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     DATA
                                                            -----------   -------------  ---------
    THREE MONTHS ENDED APRIL 30, 1997
    ---------------------------------
    Net earnings                                            $    17,268
                                                            ===========
    Basic earnings per share:
      Net earnings available to common shareholders         $    17,268        84,323    $     .20
                                                                                         =========
    Effect of dilutive securities:
      Time-vest stock options assumed exercised                       -           890
                                                            -----------     ---------
    Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised     $    17,268        85,213    $     .20
                                                            ===========     =========    =========
   SIX MONTHS ENDED APRIL 30, 1997
   -------------------------------
    Earnings before cumulative effect of change in
      accounting principles                                 $    32,275
                                                            ===========
    Basic earnings per share:
      Earnings available to common shareholders             $    32,275        84,009    $     .38
                                                                                         =========
    Effect of dilutive securities:
      Time-vest stock options assumed exercised                       -           994
                                                            -----------     ---------
    Diluted earnings per share:
      Earnings available to common shareholders
         plus time-vest stock options assumed exercised     $    32,275        85,003    $     .38
                                                            ===========     =========    =========

   For the three and six months ended April 30, 1998, there is no difference between basic and diluted loss per share as reported in the accompanying consolidated financial statements. Since the Company reported losses in both periods, the effect of any potential common shares that would have been issued during the periods would have been antidilutive. Had the company reported earnings in both periods, approximately 819,000 and 774,000 shares would have been added to the diluted share count for time-vest stock options assumed exercised for the three and six months ended April 30, 1998, respectively.

(8) PERFORMANCE-BASED STOCK OPTIONS

   The Company's performance-based stock options granted under the Company's 1995 Incentive Compensation Plan and covering 4,855,886 shares, vested on April 7, 1998 when the performance goal set in 1995 was met. The options, held by 119 persons, vested when the average of the closing sale prices of a share of the Company's Class A Common Stock equaled or exceeded $26.44 for 20 consecutive trading days, which goal represented a five-year 20% compounded annual growth in the price per share of the stock from the Plan's inception.

   Once the stock price performance target was achieved, the Company was required by generally accepted accounting principles to record a non-recurring, non-cash charge to earnings of approximately $76,762 (approximately $50,279, or $.51 per share, after-tax) in the second quarter of fiscal year 1998. Although this charge resulted in the Company reporting a loss for the three and six months ended April 30, 1998, there will be no impact on future periods.

   Additionally, to encourage optionees to exercise their options immediately in order to renew the performance-based option program and to reduce potential dilution from additional shares in the market, the Company offered to repurchase the options for the difference between $27.31, the closing price on the date on which the options vested, and the exercise price of the options. The repurchase of certain of the options by the Company and the exercise of the remaining options resulted in a cash outlay of approximately $69,431.

(9) PUBLIC OFFERING OF REMARKETABLE OR REDEEMABLE SECURITIES

   In April 1998, the Company issued $200,000 of 6.40% Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (remarketing date May 1, 2003). The ROARS were priced to the public at 99.677% to yield 6.476%. Net proceeds were approximately $203,631, including the remarketing payment by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's existing revolving credit facilities.

   The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77%. If the securities are remarketed after five years, the net effective rate is expected to be approximately 6.14% over 15 years.

(10)  SUBSEQUENT EVENTS

   Subsequent to April 30, 1998, the Company has acquired or committed to acquire 97 funeral homes and five cemeteries for purchase prices aggregating approximately $108,359.


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

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

Funeral Segment

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                         ------------------
                                                           1998      1997      INCREASE
                                                         --------  --------    --------
                                                                  (In millions)
    FUNERAL REVENUE
    ---------------
    Existing Operations                                  $   66.1  $   61.9    $    4.2
    Acquired Operations                                      18.0       3.2        14.8
    Revenue from prearranged funeral trust funds and
       escrow accounts                                        7.7       4.5         3.2
                                                         --------  --------    --------
                                                         $   91.8  $   69.6     $  22.2
                                                         ========  ========    ========
   FUNERAL COSTS
   -------------
   Existing Operations                                   $   45.7  $   45.4    $     .3
   Acquired Operations                                       15.5       2.0        13.5
                                                         --------  --------    --------
                                                         $   61.2  $   47.4    $   13.8
                                                         ========  ========    ========
   Funeral Segment Profit                                $   30.6  $   22.2    $    8.4
                                                         ========  ========    ========

   Funeral revenue increased $22.2 million, or 32%, for the three months ended April 30, 1998, compared to the corresponding period in 1997. The Company experienced a $4.2 million increase in revenue from Existing Operations as a result of a 4.7% increase in the average revenue per domestic funeral service performed by Existing Operations (8.9% increase in total, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Partially offsetting this increase in revenue was a 2.0% decrease in the number of domestic funeral services performed by Existing Operations (4.3% decrease in total).

   The improved profit margin achieved by Existing Operations resulted principally from the increased average revenue per funeral service mentioned above, implementation of certain cost control measures, including contract negotiations with certain vendors, and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from May 1997 through April 1998 which are not reflected in the 1997 period presented above.

   The increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 29% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with a slight increase in the average yield on such funds.

Cemetery Segment

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                         ------------------
                                                           1998      1997     INCREASE
                                                         --------  --------   --------
                                                                  (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations                                   $   57.2  $   56.3   $     .9
   Acquired Operations                                        2.3        .1        2.2
   Revenue from merchandise trust funds and
      escrow accounts                                         3.3       2.1        1.2
                                                         --------  --------   --------
                                                         $   62.8  $   58.5   $    4.3
                                                         ========  ========   ========
   CEMETERY COSTS
   --------------
   Existing Operations                                   $   41.8  $   41.8   $      -
   Acquired Operations                                        2.0        .1        1.9
                                                         --------  --------   --------
                                                         $   43.8  $   41.9   $    1.9
                                                         ========  ========   ========
   Cemetery Segment Profit                               $   19.0  $   16.6   $    2.4
                                                         ========  ========   ========

   Cemetery revenue increased $4.3 million, or 7%, for the three months ended April 30, 1998, compared to the corresponding period in 1997, due principally to a $2.2 million increase in revenue from Acquired Operations and a $1.2 million increase in revenue from merchandise trust funds and escrow accounts, which are discussed below.

   The improved profit margin achieved by Existing Operations was attributable principally to an increase in cemetery sales, including burial site openings and closings, and the continued implementation of certain cost control measures, including contract negotiations with certain vendors and the
Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of cemeteries from May 1997 through April 1998 which are not reflected in the 1997 period presented above.

   The $1.2 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 24% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, along with funds added through acquisitions, coupled with an increase in the yield on the merchandise funds.

Other

   During the quarter ended April 30, 1998, the Company achieved the performance goal for the performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a non-recurring, non-cash charge to earnings of approximately $76.8 million (approximately $50.3 million or $.51 per share, after-tax) in the second quarter of fiscal year 1998. Although this charge resulted in the Company reporting a loss for the second quarter of fiscal year 1998, there will be no impact on future periods.

   Additionally, to encourage optionees to exercise their options immediately in order to renew the performance-based option program and to reduce potential dilution from additional shares in the market, the Company offered to repurchase the options for the difference between $27.31, the closing price on the date on which the options vested, and the exercise price of the options. The repurchase of certain of the options by the Company and the exercise of the remaining options resulted in a cash outlay of approximately $69.4 million.

   Interest expense was flat during the second quarter of fiscal year 1998 compared to the same period in 1997, as the result of a slight increase in average borrowings, offset by a slight decrease in average interest rates from 6.6% in 1997 to 6.3% in 1998. Approximately $263.0 million of the $702.7 million outstanding borrowings at April 30, 1998 was subject to short-term variable interest rates averaging approximately 6.2%.

Six Months Ended April 30, 1998 Compared to Six Months Ended April 30, 1997

Funeral Segment

                                                           SIX MONTHS ENDED
                                                               APRIL 30,
                                                          ------------------      Increase
                                                            1998      1997       (DECREASE)
                                                          --------  --------     ----------
                                                                     (In millions)
    FUNERAL REVENUE
    ---------------
    Existing Operations                                   $  129.4  $  121.4       $   8.0
    Acquired Operations                                       36.6       5.3          31.3
    Revenue froM prearranged funeral trust funds and
       escrow accounts                                        12.7       9.5           3.2
                                                          --------  --------       -------
                                                          $  178.7  $  136.2       $  42.5
                                                          ========  ========       =======
    FUNERAL COSTS
    -------------
    Existing Operations                                   $   89.3  $   90.2       $   (.9)
    Acquired Operations                                       30.8       3.6          27.2
                                                          --------  --------       -------
                                                          $  120.1  $   93.8       $  26.3
                                                          ========  ========       =======
    Funeral Segment Profit                                $   58.6  $   42.4       $  16.2
                                                          ========  ========       =======

   Funeral revenue increased $42.5 million, or 31%, for the six months ended April 30, 1998, compared to the corresponding period in 1997. The Company experienced an $8.0 million increase in revenue from Existing Operations as a result of a 5.1% increase in the average revenue per domestic funeral service performed by Existing Operations (8.9% increase in total, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Slightly offsetting this increase in revenue was a 1.1% decrease in the number of domestic funeral services performed by Existing Operations (2.7% decrease in total).

   The $.9 million, or 1%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center. Existing Operations achieved improved profit margins resulting primarily from these increased cost control measures and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from May 1997 through April 1998 which are not reflected in the 1997 period presented above.

   The increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 28% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a slight decline in the average yield on such funds.

Cemetery Segment

                                                           SIX MONTHS ENDED
                                                               APRIL 30,
                                                          -------------------    Increase
                                                            1998       1997     (DECREASE)
                                                          --------   --------   ----------
                                                                     (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations                                    $  114.8   $  108.0     $   6.8
   Acquired Operations                                         4.3         .2         4.1
   Revenue from merchandise trust funds and
      escrow accounts                                          6.1        6.4         (.3)
                                                          --------   --------     -------
                                                          $  125.2   $  114.6     $  10.6
                                                          ========   ========     =======
   CEMETERY COSTS
   --------------
   Existing Operations                                    $   84.3   $   82.7     $   1.6
   Acquired Operations                                         3.9         .2         3.7
                                                          --------   --------     -------
                                                          $   88.2   $   82.9     $   5.3
                                                          ========   ========     =======
   Cemetery Segment Profit                                $   37.0   $   31.7     $   5.3
                                                          ========   ========     =======

   Cemetery revenue increased $10.6 million, or 9%, for the six months ended April 30, 1998, compared to the corresponding period in 1997, due principally to a $6.8 million increase in revenue from Existing Operations. The increase in revenue from Existing Operations resulted primarily from an increase in cemetery sales, including burial site openings and closings.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above and the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of cemeteries from May 1997 through April 1998 which are not reflected in the 1997 period presented above.

Other

   In April 1998, the Company achieved the performance goal for the performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a non-recurring, non-cash charge to earnings of approximately $76.8 million (approximately $50.3 million, or .51 per share, after-tax) in April 1998. Although this charge resulted in the Company reporting a loss for the six months ended April 30, 1998, there will be no impact on future periods.

   Additionally, to encourage optionees to exercise their options immediately in order to renew the performance-based option program and to reduce potential dilution from additional shares in the market, the Company offered to repurchase the options for the difference between $27.31, the closing price on the date on which the options vested, and the exercise price of the options. The repurchase of certain of the options by the Company and the exercise of the remaining options resulted in a cash outlay of approximately $69.4 million.

   Interest expense increased $1.0 million during the first six months of fiscal year 1998 compared to the same period in 1997, resulting principally from an increase in average borrowings. Approximately $263.0 million of the $702.7 million outstanding borrowings at April 30, 1998 was subject to short-term variable interest rates averaging approximately 6.2%.


LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $28.8 million at April 30, 1998, a decrease of approximately $7.5 million from October 31, 1997. The Company's cash provided by operations totalled $1.9 million for the six months ended April 30, 1998, compared to a $9.5 million use of cash for the corresponding period in 1997, due principally to an increase in net earnings excluding the effect of the non-cash performance-based stock option charge, offset by an increase in receivables and other working capital changes.

   Long-term debt at April 30, 1998 amounted to $702.7 million, compared to $558.3 million at October 31, 1997. The Company's long-term debt consisted of $263.0 million under the Company's revolving credit facilities, $423.6 million of long-term notes, including the Remarketable or Redeemable Securities (ROARS) discussed below, and $16.1 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $1.6 million of term notes incurred principally in connection with acquisitions.

   In April 1998, the Company issued $200 million of 6.40% ROARS due May 1, 2013 (remarketing date May 1, 2003). The ROARS were priced to the public at 99.677% to yield 6.476%. Net proceeds were approximately $203.6 million, including the remarketing payment by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's existing revolving credit facilities. The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77%. If the securities are remarketed after five years, the net effective rate is expected to be approximately 6.14% over 15 years.

   The most restrictive of the Company's credit agreements requires it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of .9 to 1.0 and .7 to 1.0 as of April 30, 1998 and October 31, 1997, respectively. As of April 30, 1998, the Company had $305.3 million of additional borrowing capacity within this parameter, all of which was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was .70 for the six months ended April 30, 1998, which includes the $50.3 million non-recurring, non-cash performance-based stock option charge. Excluding the stock option charge, the Company's ratio of earnings to fixed charges was 4.33. As a result of the stock option charge recorded in the second quarter of fiscal year 1998, the Company's earnings through the first half of fiscal year 1998 were insufficient to cover its fixed charges, and an additional $6.3 million in pretax earnings would have been required to eliminate the coverage deficiency. Management anticipates that this deficiency will be eliminated during the third quarter of fiscal year 1998.

   For the fiscal years ended October 31, 1997, 1996, 1995, 1994 and 1993, the Company's ratio of earnings to fixed charges was as follows: 3.65 (excluding the cumulative effect of the change in accounting principles), 3.98, 2.72 (including the $17.3 million non-recurring, non-cash performance-based stock option charge), 5.30 and 5.15, respectively. Excluding the stock option charge in fiscal year 1995, the Company's ratio of earnings to fixed charges would have been 3.43. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1996 and prior amounts reflect the Company's previous accounting methods which were in effect at that time.

   During the six months ended April 30, 1998, the Company completed acquisitions of 41 funeral homes and two cemeteries for purchase prices aggregating approximately $65.7 million, including the issuance of approximately 9,300 shares of Class A Common Stock and $7.1 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded primarily with advances under the Company's revolving credit facilities.

   Subsequent to April 30, 1998, the Company has acquired or committed to acquire 97 funeral homes and five cemeteries for purchase prices aggregating approximately $108.4 million. If these purchases are consummated, the amounts to be paid will be satisfied by borrowings under the Company's revolving credit facilities.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or the six months ended April 30, 1998, and management does not expect this change to have a material effect on the Company's results of operations for fiscal year 1998.

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


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There has been no change in the status of the Company's material legal proceedings during the quarter ended April 30, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 1998 annual meeting of shareholders was held on March 27, 1998. All director nominees were elected. The voting tabulation was as follows: Frank B. Stewart, Jr.: 121,165,970 votes for; 821,622 votes withheld; Darwin C. Fenner: 121,114,510 votes for; 873,082 votes withheld; John P.
Laborde: 121,151,382 votes for; 836,210 votes withheld. The proposal to ratify the appointment of Coopers & Lybrand L.L.P., certified public accountants, as independent auditors for the fiscal year ending October 31, 1998 was approved. The voting tabulation was as follows: 121,771,062 votes for; 33,188 votes against; and 183,342 abstentions. All amounts have been adjusted for the Company's two-for-one stock split effective April 24, 1998.

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   The Company's goals for fiscal year 1998 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20%. The Company also projects approximately $200-$225 million in acquisitions, which represents a slight increase over the $185 million, $179 million, and $154 million achieved in fiscal years 1997, 1996 and 1995, respectively. For fiscal year 1998, the Company projects gross margin improvement of approximately 150 to 160 basis points over its fiscal year 1997 gross margin.

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

   (5) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in expanding in foreign markets, or that any expansion in foreign markets will yield results comparable to those realized as a result of the Company's expansion in the United States.

   (6) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

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

4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

4.2  Specimen of Class A Common Stock certificate (incorporated by reference to
     Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

                             --------------------

           Management Contracts and Compensatory Plans or Arrangements


10.1 Amendment No. 1 dated January 1, 1997 to Change of Control Agreement dated December 5, 1995 between the Company and Lawrence B. Hawkins

10.2 Amendment No. 1 dated August 1, 1997 to Change of Control Agreement dated December 5, 1995 between the Company and Richard O. Baldwin, Jr.

10.3 Amendment No. 1 dated November 1, 1997 to Change of Control Agreement dated January 1, 1997 between the Company and Brent F. Heffron

10.4 Amendment No. 1 dated November 1, 1997 to Change of Control Agreement dated January 1, 1997 between the Company and Raymond C. Knopke, Jr.

                             --------------------

 12  Calculation of Ratio of Earnings to Fixed Charges

 27  Financial Data Schedule


(b)  Reports on Form 8-K

    The Company filed a Form 8-K on March 10, 1998 reporting, under "Item 5. Other Events," the earnings release for the quarter ended January 31, 1998.

    The Company filed a Form 8-K on April 9, 1998 reporting, under "Item 5. Other Events," the press release announcing the achievement of the performance objective for performance-based stock options granted under the Company's 1995 Incentive Compensation Plan.

    The Company filed a Form 8-K on April 17, 1998 reporting, under "Item 5. Other Events," the press release announcing the offering of $200 million of Remarketable Or Redeemable Securities due 2013.

    The Company filed a Form 8-K on April 24, 1998 reporting, under "Item 5. Other Events," the press release announcing the completion of the offering of $200 million of Remarketable Or Redeemable Securities due 2013, and the acquisition of 18 funeral homes in Buenos Aires, Argentina.

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.



June 12, 1998                             /s/  Kenneth C. Budde
                                          ---------------------
                                          Kenneth C. Budde
                                          Executive Vice President
                                          President- Corporate Division
                                          Chief Financial Officer




June 12, 1998                             /s/  Michael G. Hymel
                                          ---------------------
                                          Michael G. Hymel
                                          Vice President
                                          Corporate Controller