Form 10-Q
period 1998-07-31
STEWART ENTERPRISES INC
filed 1998-09-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                       FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of September 10, 1998 was 94,470,900 and 3,555,020, respectively.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE

            Item 1. Financial Statements

            Consolidated Statements of Earnings -
              Three Months Ended July 31, 1998 and 1997                      3

            Consolidated Statements of Earnings -
               Nine Months Ended July 31, 1998 and 1997                      4

            Consolidated Balance Sheets -
              July 31, 1998 and October 31, 1997                             5

            Consolidated Statements of Cash Flows -
              Nine Months Ended July 31, 1998 and 1997                       7

            Notes to Consolidated Financial Statements                       9


            Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            15



PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                       22

            Item 5. Other Information                                       22

            Item 6. Exhibits and Reports on Form 8-K                        25


            SIGNATURES                                                      26

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                   THREE  MONTHS ENDED JULY 31,
                                                  -----------------------------
                                                       1998          1997
                                                    -------       -------
Revenues:
   Funeral                                        $  96,561      $ 75,350
   Cemetery                                          72,527        64,196
                                                    -------       -------
                                                    169,088       139,546
                                                    -------       -------
Costs and expenses:
   Funeral                                           66,191        52,559
   Cemetery                                          51,566        45,481
                                                    -------       -------
                                                    117,757        98,040
                                                    -------       -------
   Gross profit                                      51,331        41,506
Corporate general and administrative expenses         4,139         3,423
                                                    -------       -------
   Operating earnings                                47,192        38,083
Interest expense                                    (11,309)      (10,132)
Investment and other income                           1,539           756
                                                    -------       -------
   Earnings before income taxes                      37,422        28,707
Income taxes                                         13,098         9,656
                                                    -------       -------
   Net earnings                                    $ 24,324      $ 19,051
                                                    =======       =======

Net earnings per share:
   Basic                                           $    .25      $    .21
                                                    =======       =======
   Diluted                                         $    .25      $    .21
                                                    =======       =======

Weighted average shares outstanding (in thousands):
   Basic                                             97,784        89,651
                                                    =======       =======
   Diluted                                           98,616        90,480
                                                    =======       =======

Dividends per share                                $    .02      $    .01
                                                    =======       =======



         See accompanying notes to consolidated financial statements.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                  NINE MONTHS  ENDED  JULY 31,
                                                  ----------------------------
                                                           1998          1997
                                                         -------       -------
Revenues:
   Funeral                                            $  275,231    $  211,539
   Cemetery                                              197,744       178,841
                                                         -------       -------
                                                         472,975       390,380
                                                         -------       -------
Costs and expenses:
   Funeral                                               186,261       146,334
   Cemetery                                              139,720       128,383
                                                         -------       -------
                                                         325,981       274,717
                                                         -------       -------
   Gross profit                                          146,994       115,663

Corporate general and administrative expenses             12,307        10,459
                                                         -------       -------
   Operating earnings before
     performance-based stock options                     134,687       105,204
Performance-based stock options                           76,762          -
                                                         -------       -------
   Operating earnings                                     57,925       105,204
Interest expense                                         (31,336)      (29,165)
Investment and other income                                4,573         2,322
                                                         -------       -------
   Earnings before income taxes and cumulative
      effect of change in accounting principles           31,162        78,361
Income taxes                                              10,938        27,035
                                                         -------       -------
   Earnings before cumulative effect of change
      in accounting principles                            20,224        51,326
Cumulative effect of change in accounting principles
     (net of $2,230 income tax benefit) (Note 2)             -          (2,324)
                                                         -------       -------
   Net earnings                                       $   20,224    $   49,002
                                                         =======       =======
Basic earnings per share:
   Earnings before cumulative effect of change in
      accounting principles                           $      .21    $      .60
   Cumulative effect of change in accounting
      principles                                            -             (.03)
                                                         -------       -------
   Net earnings                                       $      .21    $      .57
                                                         =======       =======
Diluted earnings per share:
   Earnings before cumulative effect of change in
      accounting principles                           $      .21    $      .59
   Cumulative effect of change in accounting
      principles                                            -             (.03)
                                                         -------       -------
   Net earnings                                       $      .21    $      .56
                                                         =======       =======
Weighted average shares outstanding (in thousands):
   Basic                                                  97,578        85,911
                                                         =======       =======
   Diluted                                                98,368        86,858
                                                         =======       =======
Dividends per share                                   $      .04    $      .03
                                                         =======       =======

         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                        JULY 31,    OCTOBER 31,
                      ASSETS                              1998         1997
                                                      ---------     ---------
Current assets:
   Cash and cash equivalent investments             $    19,164   $    31,640
   Marketable securities                                 13,651         4,615
   Receivables, net of allowances                       161,587       140,291
   Inventories                                           45,972        43,044
   Prepaid expenses                                       7,145         7,111
                                                      ---------     ---------
      Total current assets                              247,519       226,701
Receivables due beyond one year, net of allowances      240,138       200,285
Intangible assets                                       521,257       415,723
Deferred charges                                         82,232        75,353
Cemetery property, at cost                              329,224       310,628
Property and equipment, at cost:
   Land                                                  69,785        67,579
   Buildings                                            268,288       244,421
   Equipment and other                                  118,345       102,592
                                                      ---------     ---------
                                                        456,418       414,592
   Less accumulated depreciation                        100,643        85,188
                                                      ---------     ---------
   Net property and equipment                           355,775       329,404
Long-term investments                                    66,999        57,345
Other assets                                             43,002        21,799
                                                      ---------     ---------
                                                    $ 1,886,146   $ 1,637,238
                                                      =========     =========

                                                                  (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                        JULY 31,   OCTOBER 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY              1998        1997
                                                        ---------   ----------
Current liabilities:
   Current maturities of long-term debt              $     12,117  $    33,973
   Accounts payable                                        21,740       16,705
   Accrued payroll                                         14,905       16,241
   Accrued insurance                                       11,845       10,428
   Accrued interest                                         7,454        7,581
   Accrued other                                           16,254       16,283
   Deferred income taxes                                   13,159        9,720
                                                        ---------   ----------
      Total current liabilities                            97,474      110,931
Long-term debt, less current maturities                   793,609      524,351
Deferred income taxes                                      77,052       85,454
Deferred revenue                                           84,468       88,088
Other long-term liabilities                                 9,453        8,844
                                                        ---------   ----------
      Total liabilities                                 1,062,056      817,668
                                                        ---------   ----------
Commitments and contingencies (Notes 4 and 8)
Preferred stock, $1.00 par value, 5,000,000 shares
  authorized;  no shares issued                             -              -

Shareholders' equity:
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares; issued
         and outstanding  94,470,068 and 93,807,568
         shares at July 31,  1998  and  October 31,
         1997, respectively                                94,470       93,808
      Class B authorized 5,000,000  shares;  issued
         and  outstanding  3,555,020 shares at July
         31, 1998 and October 31,  1997;  10  votes
         per  share;  convertible  into   an  equal
         number of Class A shares                           3,555        3,555
   Additional paid-in capital                             492,145      477,499
   Retained earnings                                      295,423      279,104
   Cumulative foreign translation adjustment              (63,228)     (36,609)
   Unrealized appreciation of investments                   1,725        2,213
                                                        ---------    ---------
      Total shareholders' equity                          824,090      819,570
                                                        ---------    ---------
                                                      $ 1,886,146  $ 1,637,238
                                                        =========    =========



         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED JULY 31,
                                                                 --------------------------
                                                                      1998         1997
                                                                 ---------     --------
Cash flows from operating activities:
   Net earnings                                                  $  20,224     $ 49,002
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
      Performance-based stock options                               76,762            -
      Depreciation and amortization                                 22,131       19,435
      Provision for doubtful accounts                               18,313       15,791
      Cumulative effect of change in accounting principles               -        2,324
      Net gains on sales of marketable securities                   (2,727)        (615)
      Provision (benefit) for deferred income taxes                 (1,887)         214
      Changes in assets and  liabilities net of effects from
       acquisitions:
        Increase in prearranged funeral trust receivables          (12,571)     (21,628)
        Increase in other receivables                              (59,673)     (44,878)
        Increase in deferred charges and intangible assets         (13,882)     (15,394)
        Increase in inventories and cemetery property               (9,817)      (8,454)
        Decrease in accounts payable and accrued expenses          (12,227)      (2,450)
        Decrease in estimated costs to complete
          mausoleums and to deliver merchandise                    (17,355)     (11,213)
        Increase (decrease) in deferred revenue                     (8,835)       1,254
        Increase (decrease) in other                                (1,905)         252
                                                                  --------     --------
        Net cash used in operating activities                       (3,449)     (16,360)
                                                                  --------     --------

Cash flows from investing activities:
   Proceeds from sales of marketable securities                     21,496        8,546
   Purchases  of  marketable  securities  and  long-term
    investments                                                    (36,885)     (14,321)
   Purchases of subsidiaries, net of cash, seller financing
     and stock issued                                             (119,483)    (120,472)
   Additions to property and equipment                             (29,958)     (27,492)
   Other                                                             2,285        1,015
                                                                  --------     --------
        Net cash used in investing activities                     (162,545)    (152,724)
                                                                  --------     --------

                                                                    (continued)








                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                     NINE MONTHS ENDED JULY 31,
                                                     --------------------------
                                                           1998        1997
                                                       ---------   ---------
Cash flows from financing activities:
   Proceeds from long-term debt                        $ 492,440   $ 310,682
   Repayments of long-term debt                         (265,768)   (350,125)
   Retirement of performance-based stock options         (69,431)          -
   Issuance of common stock                               11,706     219,654
   Purchase and retirement of common stock                (9,101)    (11,943)
   Dividends                                              (3,905)     (2,655)
                                                         -------     -------
      Net cash provided by financing activities          155,941     165,613
                                                         -------     -------

Effect of exchange rates on cash and cash equivalents     (2,423)     (1,023)
                                                         -------     -------

Net decrease in cash                                     (12,476)     (4,494)
Cash and cash equivalents, beginning of period            31,640      24,580
                                                         -------     -------
Cash and cash equivalents, end of period               $  19,164   $  20,086
                                                         =======     =======

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes                                     $  11,500   $  23,900
      Interest                                         $  31,500   $  30,500

   Noncash investing and financing activity:
      Subsidiaries acquired with common stock          $   7,705   $  12,426





         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(1) BASIS OF PRESENTATION

   (a) The Company

   Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services.

   As of July 31, 1998, the Company owned and operated 534 funeral homes and 135 cemeteries in 28 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the nine months ended July 31, 1998, foreign operations contributed approximately 16% of total revenue and, as of July 31, 1998, represented approximately 22% of total assets.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of July 31, 1998, and for the three and nine months ended July 31, 1998 and 1997, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

   The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1998.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or the first nine months of fiscal year 1998. However, no assurance can be given that a material change will not occur in the future due to events within Mexico beyond the Company's control.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(1) BASIS OF PRESENTATION--(CONTINUED)

   (e) Per-Share Data

   Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's time-vest stock options) had been issued during each period. See
Note 6.

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

(3) ACQUISITIONS

   During the nine months ended July 31, 1998, the Company purchased 127 funeral homes and four cemeteries, compared to 69 funeral homes and seven cemeteries purchased during the nine months ended July 31, 1997.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the nine months ended July 31, 1998, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(3) ACQUISITIONS--(CONTINUED)

                                                          NINE MONTHS ENDED JULY 31,
                                                          --------------------------
                                                              1998          1997
                                                           ----------   ----------
                                                                 (Unaudited)
   Revenues                                                $  501,916   $  437,156
   Operating  earnings  before  performance-based             =======      =======
   stock options                                           $  139,358   $  111,950
                                                              =======      =======
   Earnings before cumulative effect of change in
      accounting principles                                $   20,167   $   50,707
                                                              =======      =======
   Net earnings                                            $   20,167   $   48,383
                                                              =======      =======
   Basic earnings per share:
      Earnings before cumulative effect of change in
         accounting principles                             $      .21   $      .59
                                                              =======      =======
      Net earnings                                         $      .21   $      .56
                                                              =======      =======
   Diluted earnings per share:
      Earnings before cumulative effect of change in
         accounting principles                             $      .20   $      .58
                                                              =======      =======
      Net earnings                                         $      .20   $      .55
                                                              =======      =======
   Weighted average shares outstanding (in thousands):
      Basic                                                    97,843       86,205
                                                              =======      =======
      Diluted                                                  98,633       87,152
                                                              =======      =======


   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                     NINE MONTHS ENDED JULY 31,
                                                     --------------------------
                                                          1998           1997
                                                      ----------    ---------
                                                               (UNAUDITED)

   Current assets                                     $   12,407    $   5,632
   Receivables due beyond one year                         1,615        1,707
   Cemetery property                                       9,138        2,953
   Property and equipment, net                            20,486       34,514
   Deferred charges and other assets                         911          722
   Intangible assets, net                                120,653      105,722
   Current liabilities                                   (11,382)      (7,078)
   Long-term debt                                        (24,733)      (9,915)
   Other long-term liabilities                            (1,907)      (1,359)
                                                         -------      -------
                                                         127,188      132,898
   Common stock used for acquisitions                      7,705       12,426
                                                         -------      -------
   Cash used for acquisitions                          $ 119,483   $  120,472
                                                         =======      =======


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



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

(6) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                              EARNINGS         SHARES        PER-SHARE
                                                            (NUMERATOR)     (DENOMINATOR)       DATA
THREE MONTHS ENDED JULY 31, 1998                            -----------     -------------    ---------
--------------------------------
Net earnings                                                    $ 24,324
Basic earnings per share:                                         ======
   Net earnings available to common shareholders                $ 24,324       97,784       $    .25
                                                                                              ======
Effect of dilutive securities:
   Time-vest stock options assumed exercised                         -            832
                                                                  ------       ------
Diluted earnings per share:
   Net earnings available to common shareholders
    plus time-vest stock options assumed exercised              $ 24,324       98,616       $    .25
                                                                  ======       ======         ======

                                                              EARNINGS         SHARES        PER-SHARE
                                                            (NUMERATOR)     (DENOMINATOR)       DATA
                                                            -----------     -------------    ---------
NINE MONTHS ENDED JULY 31, 1998
-------------------------------
Net earnings                                                    $ 20,224
                                                                  ======
Basic earnings per share:
   Net earnings available to common shareholders                $ 20,224       97,578       $    .21
                                                                                              ======
Effect of dilutive securities:
   Time-vest stock options assumed exercised                         -            790
                                                                  ------       ------
Diluted earnings per share:
   Net earnings available to common shareholders
    plus time-vest stock options assumed exercised              $ 20,224       98,368       $    .21
                                                                  ======       ======         ======

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(6)   RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA--(CONTINUED)


                                                              EARNINGS         SHARES        PER-SHARE
                                                            (NUMERATOR)     (DENOMINATOR)       DATA
                                                            -----------     -------------    ---------



THREE MONTHS ENDED JULY 31, 1997
--------------------------------
Net earnings                                                    $ 19,051
                                                                  ======
Basic   earnings   per share:
   Net earnings available to common shareholders                $ 19,051       89,651       $    .21
                                                                                              ======
Effect of dilutive securities:
   Time-vest stock options assumed exercised                        -             829
                                                                  ------       ------

Diluted earnings per share:
   Net earnings available to common shareholders
    plus time-vest stock options assumed exercised              $ 19,051       90,480       $    .21
                                                                  ======       ======         ======


                                                              EARNINGS         SHARES        PER-SHARE
                                                            (NUMERATOR)     (DENOMINATOR)       DATA
                                                            -----------     -------------    ---------
NINE MONTHS ENDED JULY 31, 1997
-------------------------------
Earnings before cumulative effect of change in
   accounting  principles                                       $ 51,326
                                                                  ======
Basic earnings per share:
   Earnings available to common shareholders                    $ 51,326       85,911       $    .60
                                                                                              ======
Effect of dilutive securities:
   Time-vest stock options assumed exercised                        -             947
                                                                  ------       ------
Diluted earnings per share:
   Earnings available to common shareholders
    plus time-vest stock options assumed exercised              $ 51,326       86,858      $     .59
                                                                  ======       ======         ======







                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(7) PERFORMANCE-BASED STOCK OPTIONS

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

   Once the stock price performance target was achieved, the Company was required by generally accepted accounting principles to record a non-recurring, non-cash charge to earnings of $76,762 ($50,279, or $.51 per share, after-tax) in the second quarter of fiscal year 1998.

   Additionally, to encourage optionees to exercise their options immediately in order to renew the performance-based option program and to reduce potential dilution from additional shares in the market, the Company offered to repurchase the options for the difference between $27.31, the closing price on the date on which the options vested, and the exercise price of the options. The repurchase of certain of the options by the Company and the exercise of the remaining options resulted in a cash outlay of $69,431.

   In July 1998, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,590,750 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $25.81 to $27.25 per share. Two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A Common Stock for the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20% annual compounded growth in the price of a share of Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. The remaining options become exercisable in 20% annual increments beginning on July 17, 1999. All of the options expire on July 31, 2004.

(8) SUBSEQUENT EVENTS

   Subsequent to July 31, 1998, the Company acquired or committed to acquire 53 funeral homes and eight cemeteries for purchase prices aggregating approximately $148,414.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

Funeral Segment
                                             THREE MONTHS ENDED
                                                  JULY 31,
                                             ------------------       INCREASE
                                             1998          1997      (DECREASE)
                                             ----          ----      ----------
                                                       (In millions)

    FUNERAL REVENUE
    ---------------
Existing Operations                          $ 69.9        $ 67.1      $  2.8
Acquired Operations                            18.9           1.2        17.7
Revenue from prearranged funeral
 trust funds and escrow accounts                7.8           7.1          .7
                                               ----          ----        ----
                                             $ 96.6        $ 75.4      $ 21.2
                                               ====          ====        ====

   FUNERAL COSTS
   -------------
Existing Operations                          $ 49.4        $ 51.4      $ (2.0)
Acquired Operations                            16.8           1.2        15.6
                                               ----          ----        ----
                                             $ 66.2        $ 52.6      $ 13.6
                                               ====          ====        ====
Funeral Segment Profit                       $ 30.4        $ 22.8      $  7.6
                                               ====          ====        ====



   Funeral revenue increased $21.2 million, or 28%, for the three months ended July 31, 1998, compared to the corresponding period in 1997. The Company experienced a $2.8 million increase in revenue from Existing Operations as a result of a 6.6% increase in the average revenue per domestic funeral service performed by Existing Operations (8.6% increase in total, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Partially offsetting this increase in revenue was a 4.9% decrease in the number of domestic funeral services performed by Existing Operations (5.8% decrease in total).

   The improved profit margin achieved by Existing Operations resulted principally from the increased average revenue per funeral service mentioned above, implementation of certain cost control measures, including contract negotiations with certain vendors, and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from August 1997 through July 1998 which are not reflected in the 1997 period presented above.

   The increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 19% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a decline in the average yield on such funds.

Cemetery Segment
                                             THREE MONTHS ENDED
                                                   JULY 31,
                                             ------------------
                                             1998          1997       INCREASE
                                             ----          ----       --------
                                                       (In millions)

   CEMETERY REVENUE
   ----------------
Existing Operations                          $  64.0       $  61.5    $  2.5
Acquired Operations                              4.1            .1       4.0
Revenue from merchandise trust funds
 and escrow accounts                             4.4           2.6       1.8
                                                ----          ----      ----
                                             $  72.5       $  64.2    $  8.3
                                                ====          ====      ====

   CEMETERY COSTS
   --------------
Existing Operations                          $  48.0       $  45.4    $  2.6
Acquired Operations                              3.6            .1       3.5
                                                ----          ----      ----
                                             $  51.6       $  45.5    $  6.1
                                                ====          ====      ====
Cemetery Segment Profit                      $  20.9       $  18.7    $  2.2
                                                ====          ====      ====


   Cemetery revenue increased $8.3 million, or 13%, for the three months ended July 31, 1998, compared to the corresponding period in 1997. The Company experienced a $2.5 million increase in revenue from Existing Operations resulting primarily from an increase in cemetery sales, including burial site openings and closings.

   Although the cemetery profit margins for the current quarter achieved by Existing Operations have declined from the corresponding period in 1997, management believes this decline is not indicative of a trend as the year-to-date profit margins achieved by Existing Operations have improved.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of cemeteries from August 1997 through July 1998 which are not reflected in the 1997 period presented above.

   The $1.8 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 25% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, coupled with an increase in the average yield on the merchandise funds.

Other

   Interest expense increased $1.2 million during the third quarter of fiscal year 1998 compared to the same period in 1997, as the result of an increase in average borrowings, offset by a slight decrease in average interest rates from 6.6% in 1997 to 6.4% in 1998. Approximately $377.8 million of the $805.7 million outstanding borrowings at July 31, 1998 was subject to short-term variable interest rates averaging approximately 6.1%.











Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

Funeral Segment
                                             NINE MONTHS ENDED
                                                 JULY 31,
                                             ------------------       INCREASE
                                            1998           1997      (DECREASE)
                                            -----          -----     ----------
                                                        (In millions)

    FUNERAL REVENUE
    ---------------
Existing Operations                          $  192.2      $  180.7   $  11.5
Acquired Operations                              62.5          14.3      48.2
Revenue from prearranged funeral trust
 funds and escrow accounts                       20.5          16.5       4.0
                                                -----         -----     -----
                                             $  275.2      $  211.5  $   63.7
                                                =====         =====     =====
   FUNERAL COSTS
   -------------
Existing Operations                          $  132.1      $ 135.0   $   (2.9)
Acquired Operations                              54.2         11.3       42.9
                                                -----        -----      -----
                                             $  186.3      $ 146.3   $   40.0
                                                =====        =====      =====
Funeral Segment Profit                       $   88.9      $  65.2   $   23.7
                                                =====        =====      =====


   Funeral revenue increased $63.7 million, or 30%, for the nine months ended July 31, 1998, compared to the corresponding period in 1997. The Company experienced an $11.5 million increase in revenue from Existing Operations as a result of a 5.6% increase in the average revenue per domestic funeral service performed by Existing Operations (9.6% increase in total, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Slightly offsetting this increase in revenue was a 1.6% decrease in the number of domestic funeral services performed by Existing Operations (3.5% decrease in total).

   The $2.9 million, or 2%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center. Existing Operations achieved improved profit margins resulting primarily from these increased cost control measures and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from August 1997 through July 1998 which are not reflected in the 1997 period presented above.

   The increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 21% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a slight decline in the average yield on such funds.











Cemetery Segment
                                             NINE MONTHS ENDED
                                                 JULY 31,
                                             -----------------
                                            1998           1997       INCREASE
                                            ----           ----       --------
                                                       (In millions)

   CEMETERY REVENUE
   ----------------
Existing Operations                          $ 178.2       $ 169.1    $   9.1
Acquired Operations                              9.0            .7        8.3
Revenue from merchandise trust
funds and escrow accounts                       10.5           9.0        1.5
                                               -----         -----      -----
                                            $  197.7       $ 178.8    $  18.9
                                               =====         =====      =====

   CEMETERY COSTS
   --------------
Existing Operations                         $  131.4       $ 127.9    $   3.5
Acquired Operations                              8.3            .5        7.8
                                               -----         -----      -----
                                            $  139.7       $ 128.4    $  11.3
                                               =====         =====      =====
Cemetery Segment Profit                     $   58.0       $  50.4    $   7.6
                                               =====         =====      =====


   Cemetery revenue increased $18.9 million, or 11%, for the nine months ended July 31, 1998, compared to the corresponding period in 1997, due principally to a $9.1 million increase in revenue from Existing Operations and an $8.3 million increase in revenue from Acquired Operations. The increase in revenue from Existing Operations resulted primarily from an increase in cemetery sales, including burial site openings and closings.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above and the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of cemeteries from August 1997 through July 1998 which are not reflected in the 1997 period presented above.

   The $1.5 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 23% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, offset by a slight decline in the average yield on the merchandise funds.

Other

   In  April  1998,  the  Company  achieved  the  performance  goal   for   the
performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the options vested and the Company was required to record a non-recurring, non-cash charge to earnings of approximately $76.8 million (approximately $50.3 million, or $.51 per share, after-tax) in April 1998. There will be no impact on future periods.

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

   In July 1998, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,590,750 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $25.81 to $27.25 per share. Two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A Common Stock for the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20% annual compounded growth in the price of a share of Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. The remaining options become exercisable in 20% annual increments beginning on July 17, 1999. All of the options expire on July 31, 2004.

   Interest expense increased $2.2 million during the first nine months of fiscal year 1998 compared to the same period in 1997, resulting principally from an increase in average borrowings. Approximately $377.8 million of the $805.7 million outstanding borrowings at July 31, 1998 was subject to short-term variable interest rates averaging approximately 6.1%.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $32.8 million at July 31, 1998, a decrease of approximately $3.4 million from October 31, 1997. The Company used cash of $3.4 million in its operations for the nine months ended July 31, 1998, compared to $16.4 million for the corresponding period in 1997, due principally to an increase in net earnings excluding the effect of the non-cash performance-base stock option charge, offset by a decrease in deferred revenue, accounts payable and accrued expenses and other working capital changes.

   Long-term debt at July 31, 1998 amounted to $805.7 million, compared to $558.3 million at October 31, 1997. The Company's long-term debt consisted of $377.8 million under the Company's revolving credit facilities, $408.5 million of long-term notes, including the Remarketable or Redeemable Securities (ROARS) discussed below, and $19.4 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $3.3 million of term notes incurred principally in connection with acquisitions.

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

   The most restrictive of the Company's credit agreements requires it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of 1.0 and .7 to 1.0 as of July 31, 1998 and October 31, 1997,
respectively. As of July 31, 1998, the Company had $226.4 million of additional borrowing capacity within this parameter, all of which was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was 1.94 for the nine months ended July 31, 1998. Excluding the $76.8 million non-recurring, non-cash performance-based stock option charge, the Company's ratio of earnings to fixed charges was 4.26.

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

   During the nine months ended July 31, 1998, the Company completed acquisitions of 127 funeral homes and four cemeteries for purchase prices aggregating approximately $156 million, including the issuance of approximately 294,000 shares of Class A Common Stock and $9.2 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded primarily with advances under the Company's revolving credit facilities.

   Subsequent to July 31, 1998, the Company acquired or committed to acquire 53 funeral homes and eight cemeteries for purchase prices aggregating approximately $148.4 million. If these purchases are consummated, the amounts to be paid will be satisfied by borrowings under the Company's revolving credit facilities.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or the nine months ended July 31, 1998. However, no assurance can be given that a material change will not occur in the future due to events within Mexico beyond the Company's control.

OTHER

Year 2000 Issues

    Overview. As the Year 2000 approaches, all companies that use computers must address "Year 2000" issues. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can create breakdowns or erroneous results when computers perform operations involving years later than 1999.

    The Company's State of Readiness. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the second quarter of fiscal year 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in four phases:

Phase I   -- Evaluate and assess compliance of the system
Phase II  -- Identify  whether  a non-compliant  system  needs  to  be retired, replaced or outsourced and estimate the costs involved
Phase III -- Commit and assign resources needed to implement compliance plan Phase IV -- Modify or replace non-compliant system

      The Company's systems used to maintain financial records were either found to be compliant or have completed Phases I through IV. As a result, 100% of these critical systems are currently compliant. One hundred percent of the Company's other critical systems have completed Phase I, and fifty percent were found to be compliant. The remaining non-compliant critical systems have completed Phases II and III and commenced Phase IV, with a scheduled completion of the second quarter of fiscal year 1999.


      Seventy-five percent of the Company's non-critical systems have completed Phase I and were either found to be compliant or made compliant by completing Phases II through IV. The Company anticipates that the remaining non-critical systems will be evaluated and brought into compliance by the end of the second quarter of fiscal year 1999.

      In addition, the Company has distributed surveys to all of its significant vendors, financial institutions and insurers to determine the extent to which these third parties' failure to resolve their Year 2000 issues could affect the Company's operations. The Company has received 43% of the surveys, none of which indicated significant problems. The Company expects to complete its evaluation of third parties' compliance by the end of the second quarter of fiscal year 1999.

    The Costs Involved. Because many of the Company's computer systems have been replaced in recent years as part of the Company's ongoing goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low. To date, the Company has incurred expenses of approximately $75,000 implementing its compliance plan. Management estimates that the total cost to be incurred by the Company to complete its compliance plan will be $175,000. This estimate includes the use of both internal and external resources. All costs related to the Year 2000 compliance plan are included in the Information Systems budget and are based on management's best estimates. There can be no guarantee that actual results will not differ from those estimated.

    Risks. If the Company is not successful in its efforts to bring its systems into Year 2000 compliance, the Company's ability to procure merchandise in a timely and cost-effective manner may be impaired, daily business procedures may be delayed due to the use of manual procedures, and some business procedures may be interrupted if no alternative methodology is available, which could have a material adverse effect on the Company's operations.

      The Company has no guarantee that the systems of third parties will be brought into compliance on a timely basis. The non-compliance of a third party's system could have a material adverse effect on the Company's operations.

    The Company's Contingency Plan. Although the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the second quarter of fiscal year 1999.

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

                         PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      There has been no change in the status of the Company's material legal proceedings during the quarter ended July 31, 1998.

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   The Company's goals for fiscal year 1998 include: (i) revenue growth of at least 20%; and (ii) earnings per share growth of 20% excluding the performance based stock option change recorded in fiscal year 1998. The Company also projects approximately $250-$275 million in acquisitions, which represents an increase over the $185 million, $179 million, and $154 million achieved in fiscal years 1997, 1996 and 1995, respectively. For fiscal year 1998, the Company projects gross margin improvement of approximately 150 to 160 basis points over its fiscal year 1997 gross margin.

   The  Company's  strategic plan for the future includes the following  goals:
(i) achievement of $1 billion in revenue by fiscal year 2001; and (ii) earnings per share growth of 20% annually.

   Forward-looking statements are based on assumptions about future events and are therefore inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements" below.

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

      (i)Changes in inflation and other general economic conditions both domestically and internationally impacting financial markets (e.g. marketable security values as well as exchange rate fluctuations).

      (j) Unanticipated outcomes of legal proceedings.

      (k)Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

      (l) The ability of the Company and third parties to achieve Year 2000 compliance on a timely basis. For additional information, see "Year 2000 Issues" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

4.2  Specimen of Class A Common Stock certificate (incorporated by reference to
     Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3 Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 1996)

4.4 Supplemental Indenture dated April 24, 1998 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 21, 1998)

4.5 Form of 6.70% Note due 2003 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 1996)

4.6 Form of 6.40% Remarketable Or Redeemable Securities (ROARS) Due May 1, 2013 (Remarketing Date May 1, 2003) (incorporated by reference to Exhibit
     4.2 to the Company's Current Report on Form 8-K dated April 21, 1998)

4.7 Credit Agreement by and among the Company, its subsidiaries and Citicorp, USA, Inc., Bank of America Illinois, and NationsBank of Texas, N.A. dated April 14, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-27771) filed with the Commission on May 23, 1997)




 12  Calculation of Ratio of Earnings to Fixed Charges

 27  Financial Data Schedule


(b)  Reports on Form 8-K

    The Company filed a Form 8-K on May 15, 1998 reporting, under "Item 5. Other Events," the basic and diluted earnings per share, and related reconciliation between the two, for each period in 1997, adjusted for the Company's two-for-one common stock split effected April 24, 1998.

    The Company filed a Form 8-K on June 9, 1998 reporting, under "Item 5. Other Events," the earnings release for the quarter ended April 30, 1998.




                          STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.




September  14, 1998                       /s/ KENNETH C. BUDDE
                                          ------------------------
                                          Kenneth C. Budde
                                          Executive Vice President
                                          President-Corporate Division
                                          Chief Financial Officer





September  14, 1998                       /s/ MICHAEL G. HYMEL
                                          ------------------------
                                          Michael G. Hymel
                                          Vice President
                                          Corporate Controller
                                          Chief Accounting Officer