Form 10-K
period 1998-10-31
STEWART ENTERPRISES INC
filed 1999-01-21
CIK 878522

===============================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

(   ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                ________________

                       COMMISSION FILE NUMBER:  0-19508
                                ________________

                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

                LOUISIANA                                72-0693290
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 110 VETERANS MEMORIAL BOULEVARD
      METAIRIE, LOUISIANA                                   70005
(Address of principal executive offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 837-5880

                                ________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Class A Common Stock, No Par Value
                               (Title of Class)
                                ________________


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

                                ________________

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Company's Class A Common Stock) of the Registrant as of January 15, 1999 was approximately $1,330,000,000.

                                ________________

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of January 15, 1999 was 94,522,739 and 3,555,020 respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Proxy Statement in connection with the 1999 annual meeting of shareholders, incorporated in Part III of this Report.

===============================================================================
                                CAUTIONARY NOTE

   This Annual Report of Stewart Enterprises, Inc. (the "Company") on Form 10-K contains forward-looking statements in which the Company's management discusses factors it believes may affect the Company's performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, earnings per share, capital expenditures, acquisition expenditures, gross profit margin and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause the Company's actual results in the future to differ materially from expectations or projections in forward-looking statements include those described under the heading "Cautionary Statements" in
Item 7. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

   Stewart Enterprises, Inc. is the third largest provider of funeral and cemetery products and services in the death care industry in North America. Through its subsidiaries, the Company owns and operates 575 funeral homes and 143 cemeteries in 29 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, France, Belgium and Argentina. The Company is a leader in the industry's trend toward consolidation. The Company's growth in terms of number of properties has been principally through acquisitions.

   The Company provides a complete range of death care products and services both at and prior to the time of need. The Company's funeral homes and cemeteries are located primarily in metropolitan areas and generally are organized in "clusters," which are integrated groups of funeral homes and cemeteries that share certain assets, personnel and services. The Company also creates combined operations by building funeral homes on cemetery properties and operating the facilities together. The Company believes that it owns and operates one or more of the premier death care facilities in each of its principal markets. The Company also believes that it is an industry leader in the marketing and sale of prearranged funeral and cemetery services and products.

   The Company has an experienced management team and a decentralized organizational structure that allows its local funeral home directors and cemetery managers to best serve their locations' particular needs. The Company's ultimate goal is to enhance shareholder value. To achieve this goal, it has three principal objectives:

     * Provide the highest level of quality, service and value to each family it serves

     * Attract, retain and reward highly qualified individuals to operate its businesses

     * Provide an above average and sustainable return to its shareholders

   The Company's business was founded by the Stewart family in 1910, and the Company was incorporated as a Louisiana corporation in 1970. The Company's principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and its telephone number is 504-837-5880.

THE DEATH CARE INDUSTRY

   The Company's management believes that the death care industry has several attractive fundamental characteristics. The industry is relatively stable, business failures are uncommon and the market served by death care providers is expanding. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year from 2.38 million in 1998 to 2.64 million in 2010. In addition, industry studies indicate that while the death rate is declining slightly, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have only recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 72.7 million in 1998 to 96.4 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

   Traditionally, death care businesses in the United States have been relatively small, family-owned enterprises that have passed through successive generations within the family. Currently, however, the industry in the United States and in certain foreign countries is undergoing a transition in which family-owned firms are consolidating with larger organizations such as the Company. Management believes this trend primarily results from the desire of owners to address management succession and estate planning issues and to achieve liquidity and diversification of their investments. Management believes this trend also results from consolidators offering attractive prices under the belief that they can improve profit margins through improved marketing and sales initiatives and economies of scale.

   Management believes it can be difficult for new competitors to successfully enter existing markets by opening new funeral homes and cemeteries. Several factors make it difficult for new facilities to compete successfully, including the importance to families of reputation and goodwill developed over time, regulatory complexities, zoning restrictions and the existence of an adequate number of facilities serving mature markets.

OPERATIONS

   Premier Facilities. The Company believes that it operates one or more of the premier death care facilities in each of its principal markets. In the Company's view, a "premier" facility is one that is among the most highly regarded facilities in its market area in terms of tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and potential for development or expansion.

   Clustering. The Company operates most of its funeral homes and cemeteries in "clusters." Clusters are groups of funeral homes and cemeteries located close enough to each other that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of caskets and other merchandise and, most significantly, personnel, including the Company's prearrangement sales force; thus, the Company is able to decrease its costs and expand its marketing and sales efforts at each location. By virtue of their proximity to each other, clustered facilities also create opportunities for more integrated and sophisticated management of their operations.

   Funeral Operations. Funeral operations accounted for approximately 58% of the Company's revenues for the fiscal year ended October 31, 1998. The Company's funeral homes offer a complete range of funeral services and products at the time of need or on a prearranged basis. The Company's services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at the same location. As of October 31, 1998, the Company operated 558 funeral homes, 131 of which were leased.

   Cemetery Operations. Cemetery operations accounted for approximately 42% of the Company's revenues for the fiscal year ended October 31, 1998. The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made at the time of need or on a prearranged basis. Prearranged sales represented approximately 69% of cemetery revenue during the fiscal year ended October 31, 1998. The Company also maintains cemetery grounds under perpetual care contracts and local laws.

   Although profit margins of cemetery operations typically are slightly lower than those of funeral home operations, the Company believes that its cemetery properties help it to maintain market share, as families often return to a cemetery location where their ancestors are buried. In addition, the Company's clustering and combined operations strategies help to improve the profitability of its individual cemetery locations. As of October 31, 1998, the Company owned and operated 140 cemeteries.

   Combined Funeral Home and Cemetery Operations. A combined operation is a funeral home located on a cemetery site where both are operated together. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's purchasing power, enabling it to employ more sophisticated management systems, and allowing it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs and expanded marketing and sales opportunities.

   Approximately 45% of the Company's cemeteries have a funeral home on site that is operated in conjunction with that cemetery. Many of these facilities are in the Company's key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and San Diego, California.

   In addition to pursuing combined operations as part of its acquisition strategy, the Company has developed several internal growth strategies that employ the use of combined operations. One such strategy is to create combined operations by constructing funeral homes on the grounds of the Company's cemeteries, and the Company plans to construct approximately three funeral homes per fiscal year on its cemetery locations. Another such strategy is to enter into operating partnerships in which the Company constructs funeral homes on the grounds of unaffiliated cemeteries, which allows the Company to enjoy the benefits of a combined operation without the capital investment of purchasing the cemetery.

   Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

   Cremation. In fiscal year 1998, 35% of the funeral services the Company performed in the United States and Puerto Rico were cremations. Cremation rates at the Company's foreign funeral homes are higher on average than those at its domestic funeral homes, although they vary substantially from country to country. For fiscal year 1998, the cremation rates at the Company's foreign funeral homes varied from 6% in Portugal to 64% in New Zealand. While cremations in the United States often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins. In the foreign markets in which the Company operates, cremations generally produce revenues and gross profit margins comparable to those of traditional funeral services in those countries.

   The cremation rate in the United States has been increasing, and by the year 2000 cremations are expected to represent 25% of the United States burial market, according to industry estimates. The Company has been addressing this trend by providing cremation products and services at all of its funeral homes, including traditional funeral services and memorialization options for families choosing cremation. Additionally, the Company plans to expand on the model developed by Sentinel Cremation Societies, Inc., which it acquired in fiscal year 1997 and is discussed below under the heading "Internal Growth."

   Prearrangements. The Company markets death care products and services on a prearranged basis through a staff of approximately 3,500 commission sales counselors. Prearranged plans enable families to establish in advance and prepay for the type of service to be performed and the products to be used. The cost of such products and services is set at prices prevailing at the time the agreement is signed, rather than when the products and services are delivered. Prearranged plans also permit families to eliminate the emotional strain of making death care decisions at the time of need.

   The Company believes that extensive marketing of prearranged products and services produces a backlog of future business and builds current and future market share. On average over the past five years, the Company has sold nearly three prearranged funeral services for every one it has delivered from its backlog. During the fiscal year ended October 31, 1998, the Company sold approximately 66,500 prearranged funeral services, and as of October 31, 1998, had a backlog of approximately 400,000 prearranged funeral services to be delivered in the future.

   Trust Funds and Escrow Accounts. Prearranged funeral plans are funded either through trust funds or escrow accounts established by the Company, or (to a lesser extent) through insurance, depending on the regulatory requirements in the relevant jurisdiction. When trust or escrow funding is used, the Company places into a trust fund or escrow account a percentage (which varies by jurisdiction) of the sale price, which is often paid in installments. It retains the remainder of the sale price to defray costs related to the sale. The Company withdraws the amount placed in the trust fund or escrow account when the service is performed to cover the cost of providing the funeral service. When insurance funding is used, the Company applies the customers' payments to pay premiums on insurance policies designed to cover the cost of providing the funeral service in the future.

   Generally, principal and earnings (including interest, dividends and net realized capital gains) on the trust funds and escrow accounts, and insurance proceeds, are paid to the Company only when the funeral service is performed. In limited circumstances, the Company receives principal amounts from prearranged funeral trust funds or escrow accounts upon cancellation of the contract by the customer. In certain jurisdictions, the Company is permitted to withdraw earnings on a current basis from prearranged funeral trust funds and escrow accounts. As of October 31,1998, the Company's prearranged funeral trust funds and escrow accounts totaled approximately $525.9 million.

   The Company also establishes trust funds and escrow accounts to fund the cost of delivering prearranged cemetery merchandise. Generally, the Company withdraws the principal and earnings from these funds and accounts only when the merchandise is delivered or contracts are canceled. As of October 31, 1998, the Company's cemetery merchandise trust funds and escrow accounts totaled approximately $188.5 million.

   The Company funds its obligations to maintain cemetery grounds by placing a portion, generally 10%, of the proceeds from cemetery property sales into perpetual care trust funds or escrow accounts. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. As of October 31, 1998, the Company's perpetual care trust funds and escrow accounts totaled approximately $167.5 million.

   The accounting methods used to reflect the Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are complex and are described in the notes to the Company's consolidated financial statements included in Item 8.

   Management believes that balances in the Company's trust funds and escrow accounts, along with insurance proceeds and installment payments due under contracts, will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

   Investment Management. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), a Texas corporation with trust powers, serves as investment adviser on the Company's investment portfolio, and its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. ITI also provides investment advisory services exclusively to the company and the Stewart Enterprises Employees' Retirement Trust ("SEERT"). ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

   As of October 31, 1998, ITI had approximately $900 million in assets. Lawrence B. Hawkins, an executive officer of the Company and a professional investment manager, serves as President of ITI. Mr. Hawkins joined ITI in 1989 after serving for six years as the manager of ITI's accounts for one of its prior investment advisers. ITI operates pursuant to a formal investment policy established by the Investment Committee of the Company's Board of Directors, with the assistance of third party professional financial consultants, that emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

   Management. The Company has an experienced management team, many of whom joined the Company through acquisitions. The Company's management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their firms will be managed and their products and services will be priced and merchandised. At the same time, financial goals are established by management at the corporate level, and the Company maintains centralized supervisory controls. Finally, the Company provides business support services primarily through its Shared Services
Center, which provides centralized and standardized accounting, payroll, contract processing, collection and other services for all of its domestic facilities, including those in Puerto Rico.

   Currently, the Company is divided into four operating divisions in North America, each of which is managed by a division president and chief financial officer. These divisions are further divided into regions, each of which is managed by a regional chief operating officer. The Company's operations in Europe, South America and Australasia are not considered separate operating divisions, but are managed by local regional executives who report to certain of the Company's executive officers. In fiscal year 1998, in order to meet the needs of the Company's growing European operations and to enable it to take advantage of other long-term opportunities in Europe, the Company established its European headquarters in Amsterdam, Holland. From time to time, the Company may increase or realign the divisions and regions to accommodate expansion of its operations. The Company also has a Corporate Development Division, which manages the Company's acquisition program, and a Corporate Division, which manages the Company's corporate services, accounting and financial operations and strategic planning.

   The Company uses two types of stock options to align the interests of its managers with the long-term interests of its shareholders. The Company's more traditional options vest over time. The Company's performance-based options vest only if it achieves a stock price objective, which has generally been a 20% compounded annual growth rate in the stock price over a five-year period. In April 1998, the Company achieved the stock price objective applicable to the performance-based options granted in 1995. Accordingly, those options vested and, with the Company's encouragement, were exercised by the optionees. In July and August 1998, the Company granted new options to 190 managers. Two-thirds of those options are performance-based, and one-third vest over time at the rate of 20% per year over five years. The performance-based options become exercisable only if the average of the closing sale prices of a share of Class A Common Stock over 20 consecutive trading days prior to July 17, 2003 equals or exceeds $67.81; otherwise the options will be forfeited. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of these options expire on July 31, 2004.

   Foreign Operations. The Company first entered foreign markets in fiscal year 1994 and, through January 15, 1999, has acquired a total of 277 properties outside the United States and Puerto Rico. For the fiscal year ended
October 31, 1998, the Company's properties in foreign countries generated approximately 18% of consolidated total revenues and represented 20% of consolidated total assets.


   Financial Information about Industry and Geographic Segments. For financial information about the Company's industry and geographic segments, see Note 16 to the Company's consolidated financial statements included in Item 8.

GROWTH STRATEGY

   General

   In pursuit of the Company's ultimate goal of enhancing shareholder value, it plans to continue to increase earnings per share at an annual rate of 20% each year through a balanced strategy of internal and external growth. The internal growth strategy involves consistent improvement in both revenues and costs at existing and acquired operations, construction of new funeral homes and cemeteries, and innovative initiatives such as the use of operating partnerships and alternative service firms as described below. The external growth strategy involves an aggressive, but disciplined, domestic and international acquisition program and the rapid and effective assimilation of the businesses the Company acquires.

   Internal Growth

   PREARRANGED SERVICES. The Company believes that it can be distinguished from its competitors through its strong emphasis on, and its more than 50-year history of success with, prearranged sales. The Company also believes that it is an industry leader in marketing prearranged funeral and cemetery services and products through highly qualified commission sales counselors. Extensive prearranged marketing produces current revenues and a significant backlog of future funeral business and builds current and future market share. The Company's backlog of prearranged funeral services has grown at a compounded annual rate of 21% over the last four years and represents over $1.3 billion in future revenues at October 31,1998.

   IMPROVED MERCHANDISING. The Company frequently expands its product and service offerings, adjusts the mix of products and services offered in individual markets, takes advantage of enhanced pricing opportunities, and implements selective marketing programs to increase revenue and improve profit margins.

   NEW FUNERAL HOME AND CEMETERY CONSTRUCTION. The Company creates combined operations by building funeral homes on its cemetery properties and operating both facilities together. In fiscal year 1998, the Company completed the construction of funeral homes on three of its cemetery properties.
Additionally, in limited instances, such as in newly developed and rapidly growing communities, the Company may construct new funeral homes and create new cemeteries as stand-alone facilities. In fiscal year 1998, the Company opened two stand-alone funeral homes and one stand-alone cemetery.

   OPERATING  PARTNERSHIPS.   The  Company  expects  to  gain  market share and
improve profitability through operating partnerships with unaffiliated parties.

   Through an operating partnership with the Catholic Archdiocese of New Orleans, the Company constructed a mausoleum for the Catholic Church on the grounds of its combined operation in New Orleans. The Company owns the mausoleum and manages the sales relating to the mausoleum for the church. Additionally, through an operating partnership with the Firemen's Charitable and Benevolent Association, a non-profit organization, the Company constructed a funeral home and mausoleum on the grounds of their cemetery in New Orleans. The Company owns and operates the funeral home in combination with that cemetery, and manages sales for the mausoleum.

   The Company recently entered into an agreement with the Archdiocese of Los Angeles under which it will construct and operate six funeral homes on land leased by the Company from the Archdiocese at the site of six cemeteries owned and operated by the Archdiocese. Subsequently, during fiscal year 1998, the Company entered into similar agreements with the Archdiocese of Los Angeles for the construction and operation of three additional funeral homes. Over the last 50 years, through its mausoleum construction business, the Company has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. The Company anticipates building on those relationships as it expands its use of operating partnerships.

   The Company also plans to develop operating partnerships with non-profit secular entities as it did in fiscal year 1998 when it entered into an agreement with the Wyuka Cemetery Board of Trustees. Under that agreement, the Company will manage the cemetery sales and construct and operate a funeral home on the grounds of that state-owned cemetery in Lincoln, Nebraska.

   Management believes that these partnerships allow the Company to enjoy the benefits of operating a funeral home on the grounds of a cemetery without the capital investment of purchasing the cemetery. The Company also believes that partnerships such as these benefit the third parties by allowing them to compete with other cemeteries in their market that have funeral homes on their properties. The Company is pursuing similar partnership opportunities with other cemetery operators.

   Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

   ALTERNATIVE SERVICE FIRMS. During fiscal year 1997, the Company acquired Sentinel Cremation Societies, Inc., of California ("Sentinel") which owned and operated thirteen service centers offering cremations and related products and services. At the time of its acquisition, Sentinel's cremation societies, Neptune and Telophase, had more than 104,000 members. Members in the cremation society pay a small membership fee and receive a membership card indicating their wish to be cremated. Because Sentinel's offices generally operate from leased locations with a small staff, they have lower overhead than traditional funeral homes. The cost to the family for death care arrangements at a Sentinel location generally is less than the cost at a traditional funeral home.

   Since the Sentinel acquisition was completed in March 1997, the Company has opened four additional service center locations. The expansion of the Sentinel model is an example of the Company's effort to address the growing cremation market, and it offers a cost-saving alternative to the construction of a traditional funeral home. The Company plans to open additional service centers similar to the Sentinel model, although management expects this expansion to occur slowly while it further develops and tests the concept in new markets. Results from the four locations opened have exceeded the Company's initial expectations.

   During fiscal year 1998, the Company acquired Desert Memorial Cremation and Burial Society in Las Vegas, Nevada, the state with the highest cremation rate in the United States. This acquisition complements its alternative services strategy and provides an additional vehicle for expansion, particularly in the high cremation markets of the western United States.

   COST CONTROL. In addition to its strategies for increasing revenues, the Company plans to continue to improve its operating margins by achieving economies of scale, improving efficiencies and controlling costs through a variety of measures including the following:

       *  Obtaining volume discounts from suppliers

       * Leveraging operating costs through clustering and the development of combined operations

       * Consolidating its United States back office operations at the Shared Services Center

       *  Improving the utilization of its sales force


   The Company believes that its internal growth strategies, including its cost control efforts, have been major contributors to its increased operating earnings (before stock option charges) over the last five years.

   External Growth

   ACQUISITIONS. From November 1, 1991 through January 15, 1999, the Company has grown from 43 funeral homes and 29 cemeteries in six states to 575 funeral homes and 143 cemeteries in 29 states, Puerto Rico and 10 foreign countries. The Company's growth in terms of number of properties has been principally through acquisitions.

   At the time of the Company's initial public offering in October 1991, the Company owned funeral homes and cemeteries in Louisiana, Texas, Florida, Virginia, West Virginia and Maryland. Since that time, the Company has expanded domestically, primarily in the Southern, Mid-Atlantic, Midwest and Pacific states and in Puerto Rico. In addition, the Company expanded internationally by entering Mexico in fiscal year 1994, Australia, New Zealand and Canada in fiscal years 1995 and 1996, Spain and Portugal in fiscal year 1997 and the Netherlands, Argentina, France and Belgium in fiscal year 1998. Since 1994, the Company has acquired a total of 277 funeral homes and cemeteries outside the United States and Puerto Rico, and it believes that attractive expansion opportunities exist in those and other foreign countries.

   The following table sets forth certain information with respect to the Company's completed and pending acquisition activity:

                                                  NUMBER OF           AGGREGATE
                                                FUNERAL HOMES      PURCHASE PRICE
                                                AND CEMETERIES      (IN MILLIONS)
                                                --------------      -------------

Properties owned as of October 31, 1991 .......        72            $      -
Completed acquisitions(1): ....................
  Fiscal year 1992 ............................        11                30.0
  Fiscal year 1993 ............................        49                94.6
  Fiscal year 1994 ............................        60               177.6
  Fiscal year 1995 ............................        70               154.4
  Fiscal year 1996 ............................       149               179.0
  Fiscal year 1997 ............................       114               184.5
  Fiscal year 1998 ............................       162               266.3
  November 1, 1998 - January 15, 1999 .........        21                34.1
Pending acquisitions, as of January 15, 1999 ..        59               162.5
___________________________


(1)  Excludes funeral homes and cemeteries constructed by the Company.

    ACQUISITION STRATEGY. More than 85% of the approximately 22,000 funeral homes and 9,600 cemeteries in the United States are privately or family owned, and those funeral homes and cemeteries generate approximately 75% of domestic funeral home and cemetery revenues. Management believes that a substantial number of these businesses are suitable acquisition candidates. The Company actively pursues acquisition opportunities both domestically and internationally and plans to continue to do so. Where feasible, the Company seeks to acquire premier firms that may be integrated with an existing cluster or serve as a base for the formation of a new cluster. The Company also seeks firms that have strong managers who are willing to remain with the Company. In evaluating a potential acquisition, the Company also considers factors such as the size of the community the property serves and the potential for increasing the property's profitability through increased prearranged marketing efforts and other means. The Company expects most of its expansion to continue to occur domestically, although it continues to pursue international acquisitions, primarily in Europe, Latin America and the Pacific Rim.

   Management believes strongly in a disciplined approach to acquisitions. Currently, the Company's objective is to pay no more than eight times management's estimate of what the acquired firm's EBIT (earnings before interest and taxes) will be for the first twelve months after the acquisition, although the Company sometimes pays somewhat higher prices for strategic reasons. Management's objective is for the acquired firm to be additive to the Company's earnings per share in the first twelve months after its acquisition.

   The Company created its Corporate Development Division in fiscal year 1995 to further coordinate the Company's acquisition activities. In 1997, the Company expanded this division to include, in addition to its full-time corporate employees, commissioned field representatives to focus on domestic and foreign acquisition candidates. These representatives devote their full time to identifying and developing acquisition candidates and assisting in negotiations. Divisional and regional management also work with the Corporate Development Division in identifying and developing acquisition candidates and assisting in negotiations.

   ASSIMILATION OF ACQUIRED COMPANIES. The Company frequently enters into management or consulting agreements and non-compete agreements with owners and key managers of acquired companies in order to assure the continuation of the acquired firm's goodwill. In addition, the Company generally continues to operate acquired businesses under their existing names. In general, acquired firms initially have lower gross profit margins than the Company's existing businesses. The Company strives to improve the margins of acquired businesses primarily by:

        *                       Increasing prearranged sales

        *                       Integrating the firm into the Company's
                                marketing program

        * Assisting local managers in evaluating merchandising and pricing strategies

        * Standardizing and centralizing certain business support functions through the Shared Services Center

   Management believes that the Company has been improving its ability to rapidly and effectively assimilate acquired firms and improve their margins.

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

   The Company's traditional burial and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased throughout the 1980s and that cremation will represent approximately 25% of the United States burial market by the year 2000, compared with 14% in 1986. All of the Company's funeral homes in the United States offer cremation, and the Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization. Additionally, development of the Alternative Service Firms' concept by the Company represents another opportunity for the Company to serve cremation customers. Additional information on the development of the Alternative Service Firms' concept can be found under the heading "Internal Growth" discussed earlier in Item 1.

   The Company also faces intense competition in its acquisition program, principally from the other publicly-traded death care firms, Service Corporation International and Carriage Services, Inc., although a number of smaller companies also participate in the market. Much acquisition activity appears to be concentrated on firms in metropolitan regions, which are the areas of primary interest to the Company. Some of the more attractive properties in some metropolitan markets have already been acquired by competitors, and certain other markets are unattractive because of such factors as size, demographics and the local regulatory environment. Only a small portion of this highly fragmented industry has been consolidated, and the Company believes that opportunities for significant growth through acquisitions continue to exist. However, no assurance can be given that the Company will be successful in expanding its operations through acquisitions.

REGULATION

   The Company's funeral home operations are regulated by the Federal Trade Commission (the "FTC") under the FTC's Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the "Funeral Rule"), which went into effect on April 30, 1984, and was revised effective July 19, 1994.

   The Funeral Rule defines certain acts or practices as unfair or deceptive, and contains certain requirements to prevent these unfair or deceptive acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services, and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; and (iv) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

   The Company's operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. The Company believes that it is in substantial compliance with the Funeral Rule and all such laws and regulations. State legislatures and regulatory agencies frequently propose new laws and regulations, some of which, if enacted as proposed, could have a material effect on the Company's operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

EMPLOYEES

   The Company and its subsidiaries employ approximately 10,600 persons, and management believes that its relationship with its employees is good. Approximately 334 of its employees who are employed in Maryland, Pennsylvania, Puerto Rico, Mexico, Australia and Canada are represented by the Laborers' International Union of North America-AFL-CIO, the International Association of Machinists and Aerospace Workers-AFL-CIO, the International Brotherhood of
Teamsters of Puerto Rico, the Sindicato de Trabajadores y Empleados de Establecimientos Comerciales, Tiendas de Ropa y Almacenes en General del
Distrito Federal, the Miscellaneous Workers Union and Association des Travailleurs du Parc Commemoratif de Montreal Inc. and Syndicat Canadien
(SCEP), respectively. No other employees of the Company or its subsidiaries are members of a collective bargaining unit.

ITEM 2.  PROPERTIES

   As of October 31, 1998, all but 131 of the Company's 558 funeral home locations were owned by subsidiaries of the Company. The leases with respect to the 131 leased properties have terms ranging from one to 19 years, except for two leases which expire in 2032 and 2040. Generally, the Company has a right of first refusal and an option to purchase the leased premises. An aggregate of $3.0 million of the Company's term notes are secured by mortgages on some of the Company's funeral homes; these notes were either assumed by the Company upon its acquisition of the property or represent seller financing of the acquired property.

   As of October 31, 1998, the Company owned 140 cemeteries covering a total of approximately 9,300 acres. Approximately 4,300 acres, or 46% of the total acreage, are available for future development.

   The Company's corporate headquarters occupy approximately 40,600 square feet of office space in a building in suburban New Orleans that is leased from an affiliate of the Company. In addition, the Company owns a 92,000 square foot building in suburban New Orleans which it uses for its Shared Services Center, Human Resource Department and Information Systems Department. See "Certain Transactions," which is incorporated by reference herein from the Company's definitive proxy statement relating to its 1999 annual meeting of shareholders.

ITEM 3.  LEGAL PROCEEDINGS

   Osiris Holding Co., S.A. de C.V. et al. vs. Jaime Arrangoiz Gayosso et al., Ordinary Mercantile Proceedings in the Superior Court of Justice of the Federal District of Mexico, United Mexican States, Thirteenth Civil Court. This suit was brought in September 1994 by The Loewen Group Inc. and a Mexican affiliate (collectively, "Loewen") against the Company, the Mexican corporations acquired by the Company in August 1994, and the shareholders of those corporations. The suit alleges that the sale of those corporations to the Company violated a previous option granted by the shareholders to Loewen. The suit originally requested a judicial declaration that Loewen properly exercised its option prior to the purchase by the Company and that Loewen thereby acquired title to the corporations. The suit also sought unspecified damages. The Company believes the suit is without merit and intends to defend it vigorously. The Company was advised by its Mexican counsel that Loewen has dismissed the Company from the suit and has relinquished its claim of ownership to the stock of the corporations, thereby limiting itself to a claim for damages. Although the corporations, which are now subsidiaries of the Company, remain defendants, the Company does not believe that they have any liability for damages as the former owners have agreed to indemnify the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the executive officers of the Company. Executive officers are appointed by and serve at the pleasure of the Board of Directors, subject in all cases other than Mr. Stewart, to rights under employment agreements. Each of the following has served the Company in the capacity indicated for more than five years, except as indicated below.


   NAME                        AGE           POSITION
  ------                      -----         -----------

Frank B. Stewart, Jr. ......   63    Chairman of the Board(1)

Joseph P. Henican, III .....   50    Vice Chairman of the Board and Chief Executive
                                     Officer(2)

William E. Rowe ............   52    President, Chief Operating Officer and Director(3)

Kenneth C. Budde ...........   51    Executive Vice President, President-Corporate
                                     Division, Chief Financial Officer and Director(4)

Richard O. Baldwin, Jr. ....   52    Executive Vice President and President-Corporate
                                     Development Division(5)

Brian J. Marlowe ...........   52    Executive Vice President and President-Eastern
                                     Division(6)

Brent F. Heffron ...........   49    Executive Vice President and President-Southern
                                     Division(7)

Raymond C. Knopke, Jr. .....   43    Executive Vice President and President-Western
                                     Division(8)

Ronald H. Patron ...........   54    Executive Vice President and Chief Administrative
                                     Officer(9)

Gerard C. Alexander ........   59    Executive Vice President-Special Corporate
                                     Projects(10)

Charles L. Tilis ...........   43    Senior Vice President and President-Central
                                     Division(11)

Lawrence B. Hawkins ........   50    Senior Vice President and President-Investors Trust, Inc.

-----------------------

(1) Mr. Stewart served as interim Chief Executive Officer from November 1, 1994, upon the retirement of Lawrence M. Berner as President and Chief Executive Officer, until February 1, 1995, when Joseph P. Henican, III became Chief Executive Officer.

(2) Mr. Henican has served as Vice Chairman of the Board since May 1991, and as Chief Executive Officer since February 1, 1995. Prior to that time, he was a partner in the law firm Henican, James & Cleveland, where he served as general counsel to the Company for more than 13 years.

(3) Mr. Rowe became President on November 1, 1994 upon the retirement of Lawrence M. Berner as President and Chief Executive Officer. He became Senior Executive Vice President and Chief Operating Officer in April 1994. Prior to that time, he served as President of the Company's former Mid-Atlantic Division since 1987 and as Executive Vice President and President of the former Mid-Atlantic Division since May 1991. He became a director of the Company in April 1994.

(4) Mr. Budde has served as President-Corporate Division and Chief Financial Officer since May 1998 and Director since June 1998. From August 1989 to May 1998, he served as Senior Vice President of Finance, Secretary and Treasurer.

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

(7) Mr. Heffron has served as Executive Vice President and President of the Company's Southern Division since November 1, 1998. From January 1, 1997 to October 31, 1998, he served as Senior Vice President and President of the Company's Southern Division. From November 1992 to December 1996, he served as President and Chief Operating Officer of the Central Region of the Company's Eastern Division and Vice President of the Company's former Mid-Atlantic Division.

(8) Mr. Knopke has served as Executive Vice President and President of the Company's Western Division since November 1, 1998. From January 1, 1997 to October 31, 1998, he served as Senior Vice President and President of the Company's Western Division. From December 1993 to December 1996, he served as President and Chief Operating Officer of the South Atlantic Region of the Company's Eastern Division.

(9) Mr. Patron has served as Chief Administrative  Officer   since  May   1998.
    Prior to that time, he served as Chief Financial Officer, President-Corporate Division and Director.

(10) Mr. Alexander has served as Executive Vice President-Special Corporate Projects since November 1, 1998. From August 1, 1995 to October 31, 1998, he served as Executive Vice President and President of the Company's
     Central Division. Prior to that time, he served as Executive Vice President and President of the Company's former South Central Division.

(11) Mr. Tilis has served as Senior Vice President and President of the Company's Central Division since November 1, 1998. From November 1, 1997 to October 31, 1998, he served as Chief Operating Officer of the Western Region of the Central Division. Prior to that time, he was a partner in the firm of Coopers & Lybrand L.L.P., the predecessor firm of PricewaterhouseCoopers LLP, the Company's independent accountants.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

   The Company's Class A Common Stock trades in the Nasdaq National Market under the symbol STEI. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the Nasdaq National Market. Prices for fiscal year 1997 and the first two quarters of fiscal year 1998 have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend on April 24, 1998. As of January 8, 1999, there were 1,403 record holders of the Company's Class A Common Stock.

                                                          HIGH          LOW
                                                         --------      -------
Fiscal Year 1998
   Fourth Quarter .................                      24 5/8        15 7/8
   Third Quarter  .................                      28 5/8        22 1/4
   Second Quarter .................                      29            21
   First Quarter  .................                      24 1/4        19 1/2

Fiscal Year 1997
   Fourth Quarter .................                      22 15/16      18 3/16
   Third Quarter  .................                      23            16 1/8
   Second Quarter .................                      19            16
   First Quarter  .................                      19 7/8        16 3/8


Dividends

   The Company declared quarterly dividends of $.01 per share on its Class A and Class B Common Stock during each quarter of fiscal year 1997 and the first two quarters of fiscal year 1998, and $.02 per share during the last two quarters of fiscal year 1998. The Company intends to continue its current policy of declaring quarterly cash dividends on the Class A and Class B Common Stock in the amount of $.02 per share. The declaration and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. The most restrictive of the Company's debt agreements restricts the declaration and payment of dividends within any period of four consecutive quarters to 50% or less of the Company's consolidated net earnings for those four fiscal quarters. The same debt agreement limits the purchases, redemption or retirement of any shares of the Company's capital stock to 5% or less of its consolidated net worth on the payment date.

Sales of Unregistered Equity Securities

   During fiscal year 1998, the Company did not sell any unregistered equity securities.


ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data for the fiscal years ended October 31, 1994 through 1998 are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                     SELECTED CONSOLIDATED FINANCIAL DATA
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Year Ended October 31, (1)
                                             -----------------------------------------------------------------
                                               1998           1997         1996          1995          1994
                                             ---------     ---------     ---------     ---------     ---------
STATEMENT OF EARNINGS DATA:
Revenues:
     Funeral ............................    $ 379,095     $ 291,649     $ 225,461     $ 188,991     $ 116,266
     Cemetery ...........................      269,270       240,937       207,926       179,831       138,092
                                             ---------     ---------     ---------     ---------     ---------
     Total revenues .....................      648,365       532,586       433,387       368,822       254,358
Gross profit:
     Funeral ............................      118,426        89,235        72,239        55,309        31,785
     Cemetery ...........................       77,558        67,937        45,879        34,434        25,812
                                             ---------     ---------     ---------     ---------     ---------
     Total gross profit .................      195,984       157,172       118,118        89,743        57,597
Corporate general and administrative
  expenses ..............................      (16,621)      (15,402)      (14,096)      (11,113)       (8,157)
                                             ---------     ---------     ---------     ---------     ---------
Operating earnings before performance-
  based stock options ...................      179,363       141,770       104,022        78,630        49,440
Performance-based stock options .........      (76,762)            -             -       (17,252)            -
                                             ---------     ---------     ---------     ---------     ---------
Operating earnings ......................      102,601(2)    141,770       104,022        61,378(3)     49,440
Interest expense ........................      (43,821)      (38,031)      (26,051)      (22,815)       (8,877)
Investment and other income .............        6,184         2,738         4,104         2,937         1,635
                                             ---------     ---------     ---------     ---------     ---------
Earnings  before income taxes and
  cumulative effect of change in
  accounting principles .................    $  64,964(2)  $ 106,477     $  82,075     $  41,500(3)  $  42,198
                                             =========     =========     =========     =========     =========

Earnings before cumulative effect of
  change in accounting principles .......    $  41,902(2)  $  69,742     $  51,297     $  26,145(3)  $  27,253
Cumulative effect of change in accounting
  principles (net of $2,230 income tax
  benefit) ..............................            -        (2,324)(1)         -             -             -
                                             ---------     ---------     ---------     ---------     ---------

Net earnings ...........................     $  41,902(2)  $  67,418     $  51,297     $  26,145(3)  $  27,253
                                             =========     =========     =========     =========     =========
Per Share Data:(4)
Basic earnings per share:
  Earnings before cumulative effect of
    change in accounting principles ....     $     .43(2)  $     .79     $     .62     $     .36(3)  $     .43
  Cumulative effect of change in
    accounting principles ..............             -          (.03)(1)         -             -             -
                                             ---------     ---------     ---------     ---------     ---------

Net earnings ..........................      $     .43(2)  $     .76     $     .62     $     .36(3)  $     .43
                                             =========     =========     =========     =========     =========
Diluted earnings per share:
  Earnings before cumulative effect of
    change in accounting principles ....     $     .43(2)  $     .78     $    .61      $     .35(3)  $     .42
  Cumulative effect of change in
    accounting principles ..............             -          (.03)(1)        -              -             -
                                             ---------     ---------     --------      ---------     ---------

 Net earnings ..........................     $     .43(2)  $     .75     $    .61      $     .35(3)  $     .42
                                             =========     =========     ========      =========     =========
Weighted average common shares
  outstanding (in thousands):
  Basic ................................        97,691        88,778       82,821         72,772        63,820
                                             =========     =========     ========      =========     =========
  Diluted ..............................        98,444        89,675       83,959         73,698        64,463
                                             =========     =========     ========      =========     =========

Dividends declared per common share ...      $     .06     $     .04     $   .033      $    .017     $    .014
                                             =========     =========     ========      =========     =========

                                                                                                          (continued)

                                    SELECTED CONSOLIDATED FINANCIAL DATA
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                Year Ended October 31, (1)
                                                        --------------------------------------------------------------------
                                                           1998           1997          1996           1995          1994
                                                        -----------    -----------   -----------    -----------   ----------
Pro forma amounts assuming change in accounting
  principles was applied retroactively: (1)
  Net earnings ....................................                    $    69,742   $    49,959    $ 30,671(3)   $   28,649
                                                                       ===========   ===========    ===========   ==========
  Basic earnings per common share (4) .............                    $       .79   $       .60    $    .42(3)   $      .45
                                                                       ===========   ===========    ===========   ==========
  Diluted earnings per common share (4) ...........                    $       .78   $       .60    $    .42(3)   $      .44
                                                                       ===========   ===========    ===========   ==========


                                                                               October 31,
                                                    ---------------------------------------------------------------------
                                                       1998            1997          1996            1995         1994
                                                    -----------    -----------    -----------    -----------   ----------
Balance Sheet Data:

 Assets...........................................  $ 2,071,802    $ 1,637,238    $ 1,360,913    $ 1,072,435   $  759,390
 Long-term debt, less current maturities .........      913,215        524,351        515,901        317,451      260,913
 Shareholders' equity ............................      839,290        819,570        547,447        483,978      325,671



                                             SELECTED CONSOLIDATED OPERATING DATA


                                                                         Year Ended October 31,
                                                     --------------------------------------------------------
                                                      1998         1997        1996       1995         1994
                                                     -------      -------     -------    -------     --------
OPERATING DATA:
 Funeral homes in operation at end of period ..          558          401         298        161         105

 At-need funerals performed ...................       87,653       61,682      38,351     37,263      23,539
 Prearranged funerals performed ...............       23,563       18,970      15,422      9,225       7,571
                                                     -------      -------     -------    -------     -------
   Total funerals performed ...................      111,216       80,652      53,773     46,488      31,110

 Prearranged funerals sold ....................       66,368       48,676      37,545     33,787      26,637
 Backlog of prearranged funerals at
    end of period .............................      397,025      350,031     294,829    222,532     183,886

 Cemeteries in operation at end of period .....          140          129         120        105          90
 Interments performed .........................       50,201       46,782      43,129     39,662      30,415
----------------------

(1) Effective November 1, 1996, the Company changed  accounting  principles for prearranged funeral and cemetery sales.  For  further  details,  see Note 3 to the Company's consolidated  financial  statements  included  in  Item 8.
    Information presented for fiscal years 1997 and 1998 reflects the change in
    accounting principles;  information   presented   for   fiscal  years  1994
    through 1996 reflects results  as  originally reported under the accounting methods then in effect.

(2) Includes a non-recurring, non-cash charge of $76.8 million ($50.3 million, or $.51 per share, after-tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of the Company's performance-based stock options.

(3) Includes a non-recurring, non-cash charge of $17.3 million ($10.9 million, or $.15 per share, after-tax) recorded during the third quarter of fiscal year 1995 in connection with the vesting of the Company's performance-based stock options.

(4) Adjusted to reflect a three-for-two common stock split effected June 21, 1996 and a two-for-one common stock split effected April 24, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   Death care businesses in the United States traditionally have been relatively small family-owned enterprises that have been passed down through successive generations within a family. The industry in the United States, and in certain foreign countries, is undergoing a transition in which family-owned firms are consolidating with larger organizations, such as the Company. Although the Company's future participation in this consolidation cannot be guaranteed, the Company believes that it has been successful in identifying and acquiring firms that have enhanced shareholder value, and it will continue to explore expansion opportunities, both domestically and internationally, although it expects most of its expansion to continue to occur within the United States.

   Two other trends affecting the death care industry are the expected increase in the number of deaths and the average age of the population. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year from 2.38 million in 1998 to 2.64 million in 2010. In addition, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have only recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 72.7 million in 1998 to 96.4 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

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

CHANGE IN ACCOUNTING PRINCIPLES

   Effective November 1, 1996, the Company changed accounting principles for prearranged funeral and cemetery sales as follows: (i) the Company now defers a portion of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts in order to offset the estimated effects of inflation on the future cost of performing prearranged funeral services; (ii) the Company now records all revenues and costs attributable to prearranged sales of cemetery interment rights and related products at the time the contract is signed; and (iii) the Company now records revenue and related costs attributable to cemetery burial site openings and closings at the time of sale. The accounting changes were made principally to provide a better matching of revenues and expenses in the appropriate periods and to more accurately reflect the Company's operations. See Note 3 to the consolidated financial statements included in Item 8.

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

TRUST AND ESCROW INVESTMENTS

   The Company's funeral and cemetery business includes prearranged sales funded through trust and escrow arrangements, as well as maintenance of cemetery grounds funded through perpetual care funds. The Company's investment strategy for these funds is, among other criteria, partially dependent on the ability to withdraw net realized capital gains from these funds. However, withdrawal of capital gains is not permitted for perpetual care funds in certain jurisdictions in which the Company operates. Accordingly, funds for which net capital gains are permitted to be withdrawn typically are invested in a diversified portfolio consisting principally of U.S. government securities, other interest-bearing securities and preferred stocks rated A or better, "blue chip" publicly-traded common stocks, money market funds and other short-term investments.

   The Company generally recognizes as revenue on a current basis from trust funds and escrow accounts all dividends, interest and net realized capital gains in excess of the amount to be deferred to offset expected increases in the future costs of performing prearranged funeral services. Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds, including those in Puerto Rico and excluding those in Mexico, which include investments in common stock, the Company seeks an overall annual rate of return of approximately 8.5% to 9.0%. In the past three years, such funds have generated overall annual rates of return in that range. However, no assurance can be given that the Company will be successful in achieving any particular rate of return.

RESULTS OF OPERATIONS

   For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of both periods being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either period being compared are referred to as "Acquired Operations."

   Fiscal years 1998 and 1997 reflect the current accounting methods as reported; comparisons between 1997 and 1996 reflect the pro forma effects of applying the new accounting principles as if the change had occurred on November 1, 1995. The following table presents the results as reported for the fiscal years ended October 31, 1998 and 1997 and the pro forma results for the year ended October 31, 1996:

                                                Year Ended October 31,
                                       --------------------------------------------
                                           1998            1997            1996
                                       ------------     -----------     -----------
                                       (As Reported)   (As Reported)    (Pro Forma)
                                                       (In Millions)
Revenues:
  Funeral ........................       $ 379.1         $ 291.6          $ 219.1
  Cemetery .......................         269.3           240.9            213.1
                                         -------         -------          -------
                                           648.4           532.5            432.2
                                         -------         -------          -------
Costs and expenses:
  Funeral .........................        260.7           202.4            153.2
  Cemetery ........................        191.7           173.0            163.3
                                         -------         -------          -------
                                           452.4           375.4            316.5
                                         -------         -------          -------
  Gross profit .....................       196.0           157.1            115.7
Corporate general and administrative
  expenses ..........................       16.6            15.4             14.1
                                         -------         -------          -------
  Operating earnings before
    performance-based stock options .      179.4           141.7            101.6
Performance-based stock options .....       76.8               -                -
                                         -------         -------          -------
  Operating earnings ................      102.6(1)        141.7            101.6
                                         -------         -------          -------
Interest expense ....................      (43.8)          (38.0)           (26.0)
Investment and other income .........        6.2             2.7              4.1
                                         -------         -------          -------
  Earnings before income taxes and
    cumulative effect of change in
    accounting principles ...........       65.0(1)        106.4             79.7
Income taxes ........................       23.1            36.7             29.7
                                         -------         -------           ------
  Earnings before cumulative effect of
    change in accounting principles ..   $  41.9(1)      $  69.7          $  50.0
                                         =======         =======          =======

(1) Includes  a  non-recurring,  non-cash  charge  of $76.8 million ($50.3 million, after tax) recorded during the second quarter of  fiscal year 1998
    in  connection  with  the  vesting  of  performance-based   stock  options.
    Excluding that charge, for fiscal year 1998:
     (a)  earnings  before  income  taxes  and  cumulative  effect of change in accounting principles were $141.7 million; and
     (b)  earnings before cumulative effect of change in accounting  principles were $92.2 million.

Year Ended October 31, 1998 Compared to Year Ended October 31, 1997


Funeral Segment
                                                                   Year Ended
                                                                   October 31,             Increase
                                                              ---------------------       (Decrease)
                                                               1998          1997         ----------
                                                              -------       -------
                                                                          (In Millions)
    FUNERAL REVENUE

    Existing Operations .............................         $ 256.1       $ 240.2         $ 15.9
    Acquired Operations .............................            96.5          26.7           69.8
    Revenue from prearranged funeral trust funds and
      escrow  accounts ..............................            26.5          24.7            1.8
                                                              -------       -------         ------
                                                              $ 379.1       $ 291.6         $ 87.5
                                                              =======       =======         ======

    FUNERAL COSTS

    Existing Operations ..............................        $ 174.6       $ 181.6         $ (7.0)
    Acquired Operations ..............................           86.1          20.8           65.3
                                                              -------       -------         ------
                                                              $ 260.7       $ 202.4         $ 58.3
                                                              =======       =======         ======
    Funeral Segment Profit ...........................        $ 118.4       $  89.2         $ 29.2
                                                              =======       =======         ======

   Funeral revenue increased $87.5 million, or 30%, in fiscal year 1998, as compared with the prior fiscal year. The Company experienced a $15.9 million increase in revenue from Existing Operations as a result of a 6% increase in the average revenue per domestic funeral service performed by Existing Operations (10% increase in total, excluding the effect of foreign currency translation), due primarily to price increases and improved merchandising. Slightly offsetting this increase in revenue was a 2% decrease in the number of domestic funeral services performed by Existing Operations (4% decrease in total).

   The $7.0 million, or 4%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors. Existing Operations achieved improved profit margins resulting primarily from improved cost control measures, including the Company's centralization and standardization of certain financial and administrative functions at its Shared Services Center, and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes during fiscal year 1998 which is not reflected in the 1997 period presented above.

   The $1.8 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 21% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a modest decrease in the yield on the funds, which yield remained in line with the Company's goal.


Cemetery Segment

                                                                                Year Ended
                                                                                October 31,
                                                                 ------------------------------------
                                                                 1998         1997           Increase
                                                                 ----        -------         --------
                                                                          (In millions)
    CEMETERY REVENUE

    Existing Operations ......................                  $ 239.9      $ 225.7         $  14.2
    Acquired Operations ......................                     16.2          3.0            13.2
    Revenue from merchandise trust funds and
      escrow accounts ........................                     13.2         12.2             1.0
                                                                -------      -------         -------
                                                                $ 269.3      $ 240.9         $  28.4
                                                                =======      =======         =======
    CEMETERY COSTS

    Existing Operations .......................                 $ 179.0      $ 171.1         $   7.9
    Acquired Operations .......................                    12.7          1.9            10.8
                                                                -------      -------         -------
                                                                $ 191.7      $ 173.0         $  18.7
                                                                =======      =======         =======

    Cemetery Segment Profit ...................                 $  77.6      $  67.9         $   9.7
                                                                =======      =======         =======


   Cemetery revenue increased $28.4 million, or 12%, in fiscal year 1998, as compared to fiscal year 1997. The Company experienced a $14.2 million or 6% increase in revenue from Existing Operations resulting principally from an increase in cemetery sales, including burial site openings and closings.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above, the implementation of certain cost control measures, including the centralization and standardization of certain financial and administrative functions at the Shared Services Center, and the increase in burial site openings and closings.

   The increase in revenues and costs associated with Acquired Operations resulted from the acquisition or construction of cemeteries during fiscal year 1998 which is not reflected in the 1997 period presented above.

   The $1.0 million increase in revenue from merchandise trust funds and escrow accounts was attributable principally to a 22% growth in the average balance in the merchandise trust funds and escrow accounts, resulting primarily from current year payments deposited into the funds, along with funds added through acquisitions, and offset by a slight decrease in the yield on the merchandise trust funds and escrow accounts, which yield remained in line with the Company's goal.

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

   Additionally, to encourage optionees to exercise their options immediately in order to renew the performance-based option program and to reduce potential dilution from additional shares in the market, the Company offered to repurchase the options for the difference between $27.31, the closing price on the date on which the options vested, and the exercise price of the options. The repurchase of certain of the options by the Company and the exercise of the remaining options resulted in a net cash outlay of approximately $69.4 million.

   In July and August 1998, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,592,250 shares of Class A Common Stock at exercise prices equal to the fair market value on the grant dates, which ranged from $21.38 to $27.25 per share. One third of the options become exercisable in 20% annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A Common Stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20% annual compounded growth in the price of a share of Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004.
   Corporate general and administrative expenses declined to 2.6% of revenue in fiscal year 1998, as compared to 2.9% in fiscal year 1997, despite an aggregate increase of $1.2 million for the current year. The increase in these expenses is the result of activities to support the Company's growth.

   Interest  expense  increased  $5.8  million  during fiscal  year  1998  when compared to fiscal year 1997. The increase resulted from an increase in average borrowings, which was partially offset by a decrease in average interest rates from 6.6% in 1997 to 6.4% in 1998. Approximately $492.0
million,  or  53%,  of  the  $924.4  million  borrowings   outstanding   as  of
October 31, 1998 was subject to short-term variable interest rates averaging approximately 5.7%.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company will pay a fixed rate of 4.915% and receive 3-month LIBOR. The swap expires on March 4, 2002.

   Investment and other income increased $3.5 million during fiscal year 1998 when compared to the prior year, due principally to an approximately $2.3 million gain on the sale of non-essential assets.

   The Company experienced an increase in its effective tax rate from 34.5% in fiscal year 1997 to 35.5% in fiscal year 1998. The increase in the effective tax rate was due to an increase in income from jurisdictions with higher effective tax rates.

Year Ended October 31, 1997 Compared to Year Ended October 31, 1996


Funeral Segment


                                                                  Year Ended
                                                                  October 31,
                                                             --------------------    Increase
                                                               1997        1996      (Decrease)
                                                             --------    --------    ----------
                                                                       (In Millions)
    FUNERAL REVENUE

    Existing Operations ...........................           $ 191.0    $  184.7    $    6.3
    Acquired Operations ...........................              75.9        16.6        59.3
    Revenue from prearranged funeral trust funds
          and escrow accounts .........................          24.7        17.8         6.9
                                                              -------     -------    --------
                                                              $ 291.6     $ 219.1    $   72.5
                                                              =======     =======    ========
    FUNERAL COSTS

    Existing Operations ...........................           $ 139.4     $ 140.8    $   (1.4)
    Acquired Operations ...........................              63.0        12.4        50.6
                                                              -------     -------    --------
                                                              $ 202.4     $ 153.2    $   49.2
                                                              =======     =======    ========
    Funeral Segment Profit ........................           $  89.2     $  65.9    $   23.3
                                                              =======     =======    ========


   Funeral revenue increased $72.5 million, or 33%, in fiscal year 1997, as compared with the prior fiscal year. The Company experienced a $6.3 million increase in revenue from Existing Operations as a result of a 5% overall increase in the average revenue per funeral service performed by Existing Operations (4% increase domestically), due to price increases and improved merchandising.

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

   The $6.9 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 23% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with a slight increase in the yield on the North American funds (excluding those in Mexico), which yield is in line with the Company's goal. The return of the peso-denominated investments of the Company's Mexican subsidiaries, which comprise less than 10% of the Company's total funeral trust portfolio, averaged 20% for the fiscal year ended October 31, 1997. The return on the Mexican funds partially offset the approximate 18% inflation experienced during the year.

Cemetery Segment


                                                   Year Ended
                                                   October 31,
                                               -------------------
                                                 1997       1996        Increase
                                               -------     -------      ---------
                                                      (In millions)
    CEMETERY REVENUE

    Existing Operations ....................   $ 211.3     $ 194.6       $ 16.7
    Acquired Operations ....................      17.4         9.4          8.0
    Revenue from merchandise trust funds
      and escrow accounts ..................      12.2         9.1          3.1
                                                ------      ------       ------
                                               $ 240.9     $ 213.1       $ 27.8
                                                ======      ======       ======
     CEMETERY COSTS

    Existing Operations ....................   $ 159.9     $ 157.1       $  2.8
    Acquired Operations                           13.1         6.2          6.9
                                               -------     -------       ------
                                               $ 173.0     $ 163.3       $  9.7
                                               =======     =======       ======
    Cemetery Segment Profit ................   $  67.9     $  49.8       $ 18.1
                                               =======     =======       ======




   Cemetery revenue increased $27.8 million, or 13%, in fiscal year 1997, as compared to fiscal year 1996, due principally to a $16.7 million increase in revenue from Existing Operations, resulting principally from an increase in cemetery sales.

   Costs increased during this same period by $9.7 million, of which $6.9 million was attributable to Acquired Operations. The improved profit margin achieved by Existing Operations was attributable principally to a 9% increase in cemetery sales by Existing Operations, the implementation of certain cost control measures, including the Company's undertaking to centralize and standardize certain financial and administrative functions in connection with the Company's Shared Services Center, and the increase in burial site openings and closings.

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

   The Company experienced a decrease in its effective tax rate from 37.3% in fiscal year 1996 to 34.5% in fiscal year 1997, principally as a result of elimination of the Puerto Rican interest withholding tax and strategic state tax planning.

LIQUIDITY AND CAPITAL RESOURCES

   Cash  and  marketable  securities  of the Company were $36.9 million  as  of
October 31, 1998, an increase of $.6 million from October 31, 1997. The Company provided cash of $18.3 million from its operations for the year ended October 31, 1998, compared to using cash of $15.2 million for fiscal year 1997, due principally to an increase in earnings (excluding the charge for the performance-based stock options) and an increase in accounts payable and accrued expenses offset by an increase in other receivables and other working capital changes.

   Long-term debt as of October 31, 1998 amounted to $924.4 million, compared to $558.3 million as of October 31, 1997. The Company's long-term debt consisted of $492.0 million under the Company's revolving credit facilities, $408.4 million of long-term notes including the Remarketable or Redeemable Securities (ROARS) discussed below, and $24.0 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is unsecured, except for approximately $3.0 million of term notes incurred principally in connection with acquisitions.

   In April 1998, the Company issued $200 million of 6.40% ROARS due May 1, 2013 (remarketing date May 1, 2003). The ROARS were priced to the public at 99.677% to yield 6.476%. Net proceeds were approximately $203.6 million, including the remarketing payment made to the Company by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's existing revolving credit facilities. The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77%. If the securities are remarketed after five years, the net effective rate is expected to be approximately 6.14% over 15 years.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of 1.1 and .7 to 1.0 as of October 31, 1998 and 1997, respectively. As of October 31, 1998, the Company had $124.7 million of additional borrowing capacity within this parameter, of which $114.1 million was available under its revolving credit facilities.

   In July and December 1998, the Company filed shelf registration statements with the Securities and Exchange Commission covering an aggregate of up to $750 million of Class A Common Stock, Preferred Stock, and Debt Securities, including up to 2,000,000 shares of the Company's Class A Common stock which Frank B. Stewart, Jr., the Chairman of the Board of Directors of the Company, and his transferees and successors in interest, may offer and sell from time to time.

   In January 1999, the Company filed a prospectus supplement for the proposed sale of 12,500,000 shares of Class A Common Stock (excluding the underwriters' over-allotment option covering 1,875,000 shares), of which 650,000 shares are being offered by the Stewart Revocable Trust, a trust established by Mr. Stewart and his wife. The offering, scheduled to close near the end of January, is expected to generate net proceeds to the Company of approximately $268 million (excluding the over-allotment option) to be used to fund the Company's continuing acquisition program and for general corporate purposes. Pending such use, the Company will use the net proceeds to reduce the balances outstanding on its revolving credit facilities or to invest in short-term interest-bearing securities.



   The Company's ratio of earnings to fixed charges was 2.39 (which includes the $76.8 million non-recurring, non-cash performance-based stock option charge), 3.65 (which excludes the cumulative effect of the change in accounting principles), 3.98, 2.72 (which includes the $17.3 million non-recurring, non-cash performance-based stock option charge) and 5.30 for the fiscal years ended October 31, 1998, 1997, 1996, 1995 and 1994, respectively. Excluding the stock option charge, the Company's ratio of earnings to fixed charges would have been
4.02 for fiscal year 1998 and 3.43 for fiscal year 1995. For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1996 and prior amounts reflect the Company's previous accounting methods which were in effect at the time.

   During fiscal year 1998, the Company completed the acquisition of 153 funeral homes and nine cemeteries for purchase prices aggregating approximately $266.3 million, including the issuance of approximately 294,000 shares of Class A Common Stock and $16.2 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded primarily with advances under the Company's revolving credit facilities.

   Subsequent to fiscal year-end, the Company completed the acquisition of 18 funeral homes and 3 cemeteries for approximately $34.1 million. As of January 15, 1999, the Company also had agreements in principle or letters of intent to purchase 59 funeral homes and cemeteries for purchase prices aggregating approximately $162.5 million.

   Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $45 million for the fiscal year ending October 31, 1999, which includes the construction of new funeral homes and refurbishing of funeral homes recently acquired.

   Management expects that future capital requirements will be satisfied through the common stock offering referenced to above, internally generated cash flow and amounts available under its revolving credit facilities. Additional debt and equity financing, may be required in connection with future acquisitions. In addition, the Company monitors its mix of fixed and floating rate debt obligations in light of changing market conditions and may from time to time decide to alter that mix by, for example, refinancing balances outstanding under its floating rate revolving credit facility with public or private fixed rate debt, or by entering into interest rate swaps or similar interest rate hedging transactions.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company will pay a fixed rate of 4.915% and receive 3-month LIBOR. The swap expires on March 4, 2002.

INFLATION

   Inflation has not had a significant impact on the Company's United States operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

   The Mexican economy, however, has been experiencing inflation rates substantially in excess of those in the United States. During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or 1998.

   As of January 1, 1999, the Mexican economy is no longer considered highly inflationary according to the SEC staff. The functional currency which will be used by the Company's Mexican operations is the Mexican peso. This change is not expected to have a material effect on the Company's operations, consolidated financial condition or results of operations.

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

   THE COMPANY'S STATE OF READINESS. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the second quarter of fiscal year 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in five phases:

    *   Phase I:  Awareness  - Prepare and present comprehensive report to management

    *   Phase II:  Assessment - Identify and evaluate all systems for Year
                                 2000 compliance

    *   Phase III:  Compliance   -   Complete   necessary   Year  2000
                                     modifications

    *   Phase IV:  Testing  - Test all modified systems for Year  2000 compliance

    *   Phase V:  Implementation  -  Return Year 2000 compliant systems to daily operation


   Phase I has been completed. Additionally, all of the Company's critical systems have completed Phase II and 60% were found to be compliant or made to be compliant by completing Phases III through V. The remaining 40% of the Company's critical systems have commenced Phase III through Phase V and the Company anticipates that these systems will be brought into compliance by the end of the second quarter of fiscal 1999.

   Fifty percent of the Company's non-critical systems have completed Phase II and were either found to be compliant or were brought into compliance by completing Phases III through V. The Company anticipates that the remaining non-critical systems will be evaluated and brought into compliance by the end of the second quarter of fiscal 1999.

   In addition, the Company has distributed surveys to all of its significant vendors, financial institutions and insurers to determine the extent to which their failure to resolve their Year 2000 issues could affect the Company's operations. The Company has received 68% of the surveys, none of which indicated significant problems. The Company expects to complete its evaluation of third parties' compliance by the end of February 1999.

 THE COSTS INVOLVED. Because many of the Company's computer systems have been replaced in recent years as part of the Company's on-going goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low. To date, the Company has incurred expenses of approximately $75,000 for external consultants, software and hardware applications in implementing its compliance plan. The Company does not separately track the internal costs incurred for the year 2000 project. Such costs are principally payroll-related costs for the Company's information technology group. Management estimates that the total external cost to be incurred by the Company to complete its compliance plan will be approximately $175,000. All costs related to the Year 2000 compliance plan are included in the Information Systems budget and are based on management's best estimates. There can be no guarantee that actual results will not differ from those estimated or that such difference will not be material.

 RISKS. If the Company is not successful in its efforts to bring its systems into Year 2000 compliance:

    * The Company's ability to procure merchandise in a timely and cost-effective manner may be impaired

    * Daily business procedures may be delayed due to the use of manual procedures

    * Some business procedures may be interrupted if no alternative methodology is available

   Each of these items could have a material adverse effect on the Company's operations.

 The Company has no guarantee that the systems of third parties will be brought
into compliance on a  timely  basis.   The  non-compliance  of  a third party's
system could have a material adverse effect on the Company's operations.

 THE COMPANY'S CONTINGENCY PLAN. Although the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of June 1999.

Recent Accounting Standards

 Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," is required to be implemented in the first quarter of the Company's fiscal year 1999. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending October 31, 1999 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2000. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

FORWARD-LOOKING STATEMENTS

 Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

 The Company's goals for fiscal year 1999 include: (i) revenue growth of at least 20%, and (ii) earnings per share growth of 20%. The Company also plans to complete at least $250 million in acquisitions, which is in line with the $266 million achieved in fiscal year 1998, but above the $185 million and $179 million in acquisitions achieved in fiscal years 1997 and 1996, respectively. For fiscal year 1999, the Company also plans to improve its gross margin by approximately 50 to 100 basis points over its fiscal year 1998 gross margin.

 The Company's strategic plan for the future includes the following goals: (i) achievement of $1 billion in revenue by fiscal year 2001 and (ii) earnings per share growth of 20% annually.

 Forward-looking statements are based on assumptions about future events and are therefore inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements" below.

CAUTIONARY STATEMENTS

 The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by or on behalf of the Company.

   (1) Achieving projected revenue growth depends in part upon sustaining the level of acquisition activity experienced by the Company in the last three fiscal years. Higher levels of acquisition activity will increase anticipated revenues, and lower levels will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

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

   (2) Achieving the Company's revenue goals also is affected by the volume and prices of the properties, products and services sold. The annual sales targets set by the Company are very aggressive, and the inability of the Company to achieve planned increases in volume or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume or price increases at any location depends on numerous factors, including the local economy, the local death rate and competition.

   (3) Another important component of revenue is earnings from the Company's trust funds and escrow accounts, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The performance of the funds depends primarily on market conditions that are not within the Company's control. The size of the funds depends on the level of sales, funds added through acquisitions and the amount of returns that may be reinvested.

   (4) Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income.

   (5) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in expanding in foreign markets, or that any expansion in foreign markets will yield results comparable to those realized through the Company's expansion in the United States.

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

         (d) The amount and rate of growth in the Company's general and administrative expenses.

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

         (h) Changes in government regulation, including tax rates and their effects on corporate structure.

         (i) Changes in inflation and other general economic conditions, both domestically and internationally, affecting financial markets
              (e.g. marketable security values as well as exchange rate fluctuations).

         (j) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

         (k) Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

         (l) The ability of the Company and its significant vendors, financial institutions and insurers to achieve Year 2000 compliance on a timely basis.

   The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities, foreign currency exchange rates, and interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading." The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets, foreign currency exchange rates or interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in equity markets, foreign currency exchange rates, interest rates and the timing of transactions.

MARKETABLE EQUITY SECURITIES

   As of October 31, 1998, the Company held marketable equity securities, consisting principally of investments in its prearranged funeral, merchandise and perpetual care trust and escrow accounts, with a fair value of $308.5 million determined using final sale prices quoted on stock exchanges. Each 10% change in the average market prices of the equity securities held in such accounts would result in a change of approximately $30.9 million in the fair value of such accounts.

   The Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5 and 6 to the Company's consolidated financial statements included in Item 8. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI") serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company's Board of Directors with the assistance of third party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

FOREIGN CURRENCY

   The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the fiscal year ended October 31, 1998, each 10% change in the average exchange rate between such currencies and the U.S. dollar would result in a change of approximately $2.7 million in the Company's pre-tax earnings.

   The Company does not currently hedge its investments in foreign subsidiaries; however, the Company continually monitors the exchange rates of its foreign currencies and may, if deemed appropriate, enter into hedging transactions.

INTEREST

   The  Company  has  entered  into  various   fixed  and  variable  rate  debt
obligations, which are detailed in Note 11 to the Company's consolidated financial statements included in Item 8.

   As of October 31, 1998, the carrying value of the Company's long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $445.2 million, compared to fair value of $447.7 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $7.5 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

   As of October 31, 1998, the Company had $492.0 million in variable-rate debt. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $1.2 million in the Company's pre-tax earnings.

   The Company monitors its mix of fixed and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable rate revolving credit facilities with fixed-rate debt, or by entering into interest rate swaps or other interest rate hedging transactions.

   As of October 31, 1998, the Company held fixed-income securities with aggregate quoted market values of $267.6 million, consisting principally of investments in our prearranged funeral, merchandise and perpetual care trust and escrow accounts. Each 10% change in interest rates on these fixed income securities would result in a change of approximately $8.0 million in the fair value of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

   As of October 31, 1998, the Company owned money market and other short-term investments with a fair value of $323.9 million. Each 0.5% change in average interest rates applicable to such investments would result in a change of approximately $1.4 million in the Company's pre-tax earnings.

   The fixed-income securities, money market and other short-term investments owned by the Company are principally invested in its prearranged funeral, merchandise and perpetual care trust and escrow accounts which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements
                                                                       Page
                                                                       ----
       Report of Independent Accountants ............................   33
       Consolidated Statements of Earnings for the Years
         Ended October 31, 1998, 1997 and 1996 ......................   34
       Consolidated  Balance  Sheets as of October 31, 1998 and
         1997 .......................................................   35
       Consolidated Statements of Shareholders' Equity for the
         Years Ended October 31, 1998, 1997 and 1996 .................  37
       Consolidated Statements of Cash Flows for the Years Ended
         October 31, 1998, 1997 and 1996 .............................  38
       Notes to Consolidated Financial Statements ....................  40

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for cemetery sales and its method of accounting for funeral services investment trust fund earnings in 1997.



PricewaterhouseCoopers LLP


December 15, 1998

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Year   Ended  October  31,
                                            -----------------------------------
                                              1998         1997         1996
                                            ---------    ---------    ---------
Revenues:
  Funeral .............................     $ 379,095    $ 291,649    $ 225,461
  Cemetery ............................       269,270      240,937      207,926
                                            ---------    ---------    ---------
                                              648,365      532,586      433,387
                                            ---------    ---------    ---------
Costs and expenses:
  Funeral ............................        260,669      202,414      153,222
  Cemetery ...........................        191,712      173,000      162,047
                                            ---------    ---------    ---------
                                              452,381      375,414      315,269
                                            ---------    ---------    ---------
  Gross profit ......................         195,984      157,172      118,118
Corporate general and administrative
  expenses ............................        16,621       15,402       14,096
                                            ---------    ---------    ---------
  Operating earnings before
    performance-based stock options ....      179,363      141,770      104,022
Performance-based stock options ........       76,762            -            -
                                            ---------    ---------    ---------
  Operating earnings ...................      102,601      141,770      104,022
Interest expense .......................      (43,821)     (38,031)     (26,051)
Investment and other income ............        6,184        2,738        4,104
                                            ---------    ---------    ---------
  Earnings before income taxes and
    cumulative effect of change in
    accounting principles .............        64,964      106,477       82,075
Income taxes ..........................        23,062       36,735       30,778
                                            ---------    ---------    ---------
  Earnings before cumulative effect of
    change in accounting principles ...        41,902       69,742       51,297

Cumulative effect of change in accounting
  principles (net of $2,230 income tax
  benefit) (Note 3) ....................            -       (2,324)           -
                                            ---------    ---------    ---------
  Net earnings .........................    $  41,902    $  67,418    $  51,297
                                            =========    =========    =========
Basic earnings per common share:
  Earnings before cumulative effect of
    change in accounting principles ....    $     .43    $     .79    $     .62
  Cumulative effect of change in
     accounting principles .............            -         (.03)           -
                                            ---------    ---------    ---------
  Net earnings .........................    $     .43    $     .76    $     .62
                                            =========    =========    =========
Diluted earnings per common share:
  Earnings before cumulative effect of
  change in accounting principles .......   $     .43    $     .78    $     .61
  Cumulative effect of change in
   accounting principles ................           -         (.03)           -
                                            ---------    ---------    ---------
  Net earnings ..........................   $     .43    $     .75    $     .61
                                            =========    =========    =========
Weighted average common shares outstanding
    (in thousands)
  Basic .................................      97,691       88,778       82,821
                                            =========    =========    =========
  Diluted ...............................      98,444       89,675       83,959
                                            =========    =========    =========
Pro forma amounts assuming change in
  accounting principles was applied
  retroactively:
  Net earnings ..........................                $  69,742    $  49,959
                                                         =========    =========
  Basic earnings per common share .......                $     .79    $     .60
                                                         =========    =========
  Diluted earnings per common share .....                $     .78    $     .60
                                                         =========    =========

         See accompanying notes to consolidated financial statements.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                October 31,
                                                  ----------------------------
                             ASSETS                    1998            1997
                             ------               -----------      -----------
Current assets:
  Cash and cash equivalent investments ......     $    30,733      $    31,640
  Marketable securities .....................           6,120            4,615
  Receivables, net of allowances ............         171,849          140,291
  Inventories ...............................          48,833           43,044
  Prepaid expenses ..........................           3,870            7,111
                                                  -----------      -----------
    Total current assets ....................         261,405          226,701
Receivables due beyond one year, net of
  allowances ................................         257,773          200,285
Intangible assets ...........................         573,006          415,723
Deferred charges ............................         100,432           75,353
Cemetery property, at cost ..................         382,972          310,628
Property and equipment, at cost:
  Land ......................................          75,032           67,579
  Buildings .................................         284,590          244,421
  Equipment and other .......................         127,951          102,592
                                                  -----------      -----------
                                                      487,573          414,592
  Less accumulated depreciation .............         105,834           85,188
                                                  -----------      -----------
  Net property and equipment ................         381,739          329,404
Long-term investments .......................          68,014           57,345
Merchandise trust, less estimated cost to
  deliver....................................          41,160           20,787
Other assets ................................           5,301            1,012
                                                  -----------      -----------
                                                  $ 2,071,802      $ 1,637,238
                                                  ===========      ===========


                                                                   (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          October 31,
                                                     --------------------------
                                                        1998            1997
                                                     ----------     -----------

  Current maturities of long-term debt ............  $   11,219     $    33,973
  Accounts payable ................................      19,048          16,705
  Accrued payroll  ................................      21,074          16,241
  Accrued insurance ...............................      12,420          10,428
  Accrued interest  ...............................      13,440           7,581
  Accrued other ...................................      19,369          16,283
  Income taxes payable ............................       8,245               -
  Deferred income taxes ...........................      13,967           9,720
                                                     ----------     -----------
    Total current liabilities .....................     118,782         110,931
Long-term debt, less current maturities ...........     913,215         524,351
Deferred income taxes .............................      92,231          85,454
Deferred revenue ..................................      98,775          88,088
Other long-term liabilities .......................       9,509           8,844
                                                     ----------     -----------
    Total liabilities .............................   1,232,512         817,668
                                                     ----------     -----------
Commitments and contingencies (Note 15)
Shareholders' equity:
  Preferred stock, $1.00 par value, 5,000,000
    shares authorized;
      no shares issued ............................           -               -
  Common stock, $1.00 stated value:
    Class A authorized 150,000,000 shares; issued
      and outstanding 94,472,844 and 93,807,568
      shares at October 31, 1998 and 1997,
      respectively ................................      94,473          93,808
    Class B authorized 5,000,000 shares; issued and
      outstanding 3,555,020 shares at October 31,
      1998 and 1997; 10 votes per share; convertible
      into an equal number of Class A shares ......       3,555           3,555
  Additional paid-in capital ......................     492,177         477,499
  Retained earnings ...............................     315,140         279,104
  Cumulative foreign translation adjustment .......     (64,887)        (36,609)
  Unrealized appreciation (depreciation) of
    investments ...................................      (1,168)          2,213
                                                    -----------     -----------
    Total shareholders' equity ...................      839,290         819,570
                                                    -----------     -----------
                                                    $ 2,071,802     $ 1,637,238
                                                    ===========     ===========


         See accompanying notes to consolidated financial statements.




                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        Unrealized
                                           Common Stock                                 Cumulative    Appreciation
                                ----------------------------   Additional                Foreign     (Depreciation)     Total
                                    Shares -                    Paid-In     Retained   Translation        Of          Shareholders'
                                Classes A and B(1)   Amount     Captial     Earnings    Adjustment    Investments       Equity
                                ------------------  --------   ---------    --------    -----------   ------------    ------------
                                  (IN THOUSANDS)

Balance October 31, 1995 .........     82,027(2)    $ 82,027   $ 250,933    $ 166,785   $ (19,123)    $   3,356        $ 483,978
  Net earnings ...................                                             51,297                                     51,297
  Sales of common stock ..........         76             76         803                                                     879
  Subsidiaries acquired
     with common stock ...........        932            932      11,319                                                  12,251
  Stock options exercised ........      1,052          1,052       9,535                                                  10,587
  Purchase and retirement
    of common stock ..............       (488)          (488)     (7,683)                                                 (8,171)
  Foreign translation
     adjustment ..................                                                             65                             65
  Unrealized depreciation
    of investments ...............                                                                         (671)            (671)
  Dividends ($.033 per
    share)(1) ....................                                             (2,768)                                    (2,768)
                                       ------       --------   ---------      --------    --------     --------        ---------
Balance October 31, 1996 .........     83,599(2)      83,599     264,907      215,314     (19,058)        2,685          547,447
  Net earnings ...................                                             67,418                                     67,418
  Sales of common stock ..........     12,190         12,190     199,513                                                 211,703
  Subsidiaries acquired with
     common stock ................        688            688      11,738                                                  12,426
  Stock options exercised ........      1,574          1,574      14,064                                                  15,638
  Purchase and retirement of
    common stock .................       (688)          (688)    (12,723)                                                (13,411)
  Foreign translation
     adjustment  .................                                                        (17,551)                       (17,551)
  Unrealized depreciation of
     investments .................                                                                         (472)            (472)
  Dividends ($.04 per
    share)(1).....................                                             (3,628)                                    (3,628)
                                       ------       --------   ---------      --------    --------     --------        ---------
Balance October 31, 1997 .........     97,363(2)      97,363     477,499      279,104     (36,609)        2,213          819,570

  Net earnings ...................                                             41,902                                     41,902
  Sales of common stock ..........         68             68       1,320                                                   1,388
  Subsidiaries acquired with
     common stock ................        294            294       7,411                                                   7,705
  Stock options exercised ........        637            637      14,714                                                  15,351
  Purchase and retirement of
    common stock .................       (334)          (334)     (8,767)                                                 (9,101)
  Foreign translation
     adjustment ..................                                                        (28,278)                       (28,278)
  Unrealized depreciation of
     investments .................                                                                       (3,381)          (3,381)
  Dividends ($.06 per share)(1) ..                                             (5,866)                                    (5,866)
                                       ------       --------   ---------     ---------  ----------     ---------        ---------

Balance October 31, 1998 .........     98,028(2)    $ 98,028   $ 492,177    $ 315,140   $ (64,887)    $  (1,168)       $ 839,290
                                       ======       ========   =========    =========   ==========    ==========       =========
-------------------------

(1) Share and per share information has been adjusted to give effect to a three-for-two common stock split effective June 21, 1996 and a two-for-one stock split effective April 24, 1998.
(2) Includes 3,555 shares (in thousands) of Class B Common Stock.

         See accompanying notes to consolidated financial statements.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Year  Ended  October  31,
                                                             -------------------------------------
                                                               1998          1997           1996
                                                             --------      --------       --------
Cash flows from operating activities:
  Net earnings ...................................           $ 41,902      $ 67,418       $ 51,297
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Performance-based stock options ..............             76,762             -              -
    Depreciation and amortization ................             35,542        27,849         21,701
    Provision for doubtful accounts ..............             28,325        21,351         23,156
    Cumulative effect of change in accounting
      principles .................................                  -         2,324              -
    Net gains on sales of marketable securities ..             (2,727)         (370)        (2,098)
    Provision (benefit) for deferred income
      taxes ......................................                532        11,360         (4,676)
    Changes in assets and liabilities net of
      effects from acquisitions:
       Increase  in  prearranged  funeral  trust
         receivables .............................            (17,015)      (17,933)       (17,265)
      Increase in other receivables ..............            (90,997)      (71,988)       (35,918)
       Increase  in  deferred charges and
         intangible assets .......................            (28,233)      (14,018)        (7,385)
      Increase in inventories and cemetery
        property .................................            (15,343)       (8,394)        (8,812)
      Increase (decrease) in accounts payable and
        accrued expenses ........................               6,517        (9,641)         2,682
      Decrease in estimated costs to complete
        mausoleums and lawn crypts, and to deliver
        merchandise ..............................            (20,641)      (24,874)       (10,256)
      Increase in deferred revenue ...............                778         1,778            250
      Increase (decrease) in other ...............              2,916          (105)        (1,037)
    Net cash provided by (used in) operating                 --------      --------       --------
      activities .................................             18,318       (15,243)        11,639
                                                             --------      --------       --------
Cash flows from investing activities:
  Proceeds from sale of marketable securities ....             19,039        11,297          8,648
  Purchases of marketable securities and
    long-term investments ........................            (30,438)      (19,771)       (16,317)
  Purchases of subsidiaries, net of cash, seller
    financing and stock issued ...................           (223,414)     (154,013)      (158,359)
  Additions to property and equipment ............            (40,719)      (44,405)       (26,332)
  Other ..........................................                  2         1,037            471
                                                             --------      --------       --------
    Net cash used in investing activities ........           (275,530)     (205,855)      (191,889)
                                                             --------      --------       --------

                                                                    (continued)




                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Year  Ended  October  31,
                                                    ---------------------------------
                                                       1998        1997       1996
                                                    ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt ...................    602,782     367,725     277,259
  Repayments of long-term debt ...................   (270,682)   (348,782)    (90,691)
  Retirement of performance-based stock options ..    (69,431)          -           -
  Issuance of common stock .......................     11,738     227,341      11,466
  Purchase and retirement of common stock ........     (9,101)    (13,411)     (8,171)
  Dividends ......................................     (5,866)     (3,628)     (2,768)
                                                    ---------   ---------   ---------
    Net cash provided by financing activities ....    259,440     229,245     187,095
                                                    ---------   ---------   ---------
Effect of exchange rates on cash and cash
  equivalents ....................................     (3,135)     (1,087)       (491)
                                                    ---------   ---------   ---------
Net increase (decrease) in cash ..................       (907)      7,060       6,354
Cash and cash equivalents, beginning of year .....     31,640      24,580      18,226
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year ...........  $  30,733   $  31,640   $  24,580
                                                    =========   =========   =========

Supplemental cash flow information:
  Cash paid during the year for:
    Income taxes .................................  $  12,000   $  30,600   $  25,100
    Interest .....................................  $  38,000   $  35,100   $  26,100

Non cash investing and financing activities:
  Subsidiaries acquired with common stock  .......  $   7,705   $  12,426   $  12,251


         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) THE COMPANY

   Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended October 31, 1998, the funeral and cemetery segments contributed approximately 58% and 42%, respectively, of total revenues, and 60% and 40%, respectively, of consolidated gross profit.

   As of October 31, 1998, the Company owned and operated 558 funeral homes and 140 cemeteries in 28 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. The Company commenced its international operations in Mexico in fiscal year 1994, and entered Australia in fiscal year 1995, New Zealand and Canada in fiscal year 1996, Spain and Portugal in fiscal year 1997, and the Netherlands, Argentina, France and Belgium in fiscal year 1998. For fiscal year 1998, foreign operations contributed approximately 18% of total revenue and, as of October 31, 1998, represented approximately 20% of total assets.

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

   The carrying amounts of cash and cash equivalents, marketable securities and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amount of long-term investments is stated at fair value as they are classified as
                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of the Company's long-term floating rate debt approximates fair value as it bears interest at rates currently available to the Company for debt with similar terms and maturities. The fair value of the Company's long-term fixed rate debt is estimated using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. See Note 11.

   (d) Inventories

   Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value.

   (e) Depreciation and Amortization

   Buildings and equipment are depreciated over their estimated useful lives, ranging from 19 to 45 years and from three to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 1998, 1997 and 1996, depreciation expense totaled approximately $21,094, $17,972 and $13,938, respectively.

   Goodwill, or costs in excess of net assets of companies acquired, totaled approximately $567,432 and $411,564 as of October 31, 1998 and 1997, respectively, and is amortized principally over 40 years by the straight-line method. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted expected future cash flows. Other intangible assets are amortized over five years by the straight-line method. Accumulated amortization was approximately $43,831 and $29,383 as of October 31, 1998 and 1997, respectively.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1997 or 1998.

   As of January 1, 1999, the Mexican economy is no longer considered highly inflationary. The functional currency which will be used by our Mexican operations will be the Mexican peso. This change is not expected to have a material effect on the Company's operations or consolidated financial condition and results of operations.
                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (g) Funeral Revenue

   The Company sells prearranged funeral services and funeral merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery in jurisdictions where such sales are included in funeral and insurance contracts.

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

   Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company, or through insurance. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser's option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer. Under prearranged funeral services and merchandise funded through insurance purchased by customers from third party insurance companies, the Company earns a commission on the sale of the policies. Commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds are available to the Company as funeral services and merchandise are delivered.

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



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of prearranged cemetery merchandise be placed in trust funds or escrow accounts. In those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically deposits on a voluntary basis approximately 110% of the cost of the cemetery merchandise into escrow accounts. The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by prearranged merchandise trust funds or escrow accounts. At the same time, the liability for the estimated cost to deliver merchandise is adjusted through a charge to earnings to reflect inflationary merchandise cost increases. Principal and earnings are withdrawn only as the merchandise is delivered or contracts are canceled.

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

   (j) Earnings Per Common Share

   Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's time-vest stock options) had been issued during each period. See
Note 12. The Company's share and per share amounts have been adjusted for a three-for-two common stock split effective June 21, 1996, and a two-for-one common stock split effective April 24, 1998.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (k) Recent Accounting Standards

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. See Note 14.

   Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosure of Information about Capital Structure," was adopted during the first quarter of the Company's fiscal year ending October 31, 1998. SFAS No. 130, "Reporting Comprehensive Income," is required to be implemented in the first quarter of the Company's fiscal year 1999. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending October 31, 1999 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2000. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

   (l) Reclassifications

   Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the presentation used in the 1998 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

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

   The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the year ended October 31, 1997 of $2,324 (net of a $2,230 income tax benefit), or $.03 per share.

(4) ACQUISITION OF SUBSIDIARIES

   The following table reflects the Company's acquisition activity during the past three fiscal years.


                                 Businesses Acquired     Aggregate    Class A
                         ------------------------------  Purchase   Common Shares
                         Funeral Homes      Cemeteries     Price       Issued
                         -------------      -----------  --------    ---------

   Fiscal year 1998 ....    153                 9        $266,300     294,000
   Fiscal year 1997 ....    104                10         184,500     688,000
   Fiscal year 1996 ....    134                15         179,000     932,000

    These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

    The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during fiscal year 1998 as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(4) ACQUISITION OF SUBSIDIARIES -- (CONTINUED)
                                                              Year Ended October 31,
                                                              ----------------------
                                                               1998           1997
                                                              ---------    ---------
                                                                    (Unaudited)

Revenues ...................................................  $ 698,403    $ 618,480
Operating earnings before performance-based stock options ..  $ 185,720    $ 152,711
Earnings before cumulative effect of change in accounting
  principles ...............................................  $  39,516    $  65,539

Net earnings ...............................................  $  39,516    $  63,214
Basic earnings per share:
   Earnings before cumulative effect of change in
     accounting principles .................................  $     .40    $     .74
   Net earnings ............................................  $     .40    $     .71
Diluted Earnings per share:
   Earnings before cumulative effect of change in
     accounting principles .................................  $     .40    $     .73

   Net earnings ............................................  $     .40    $     .70
Weighted average shares outstanding (in thousands)
   Basic ...................................................     97,889       89,073
   Diluted .................................................     98,642       89,969


The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                    Year Ended October 31,
                                             ---------------------------------
                                                1998        1997        1996
                                             ---------   ---------   ---------
Current assets ..........................    $  35,561   $   8,537   $  21,380
Receivables due beyond one year .........           91           -       1,973
Cemetery property .......................       47,987       7,572      25,260
Property and equipment, net .............       42,247      38,653      72,949
Deferred charges and other assets .......        2,242         549       9,889
Intangible assets, net ..................      177,708     142,484      98,230
Current liabilities .....................       (9,128)    (10,683)    (10,396)
Long-term debt ..........................      (33,872)    (19,315)    (10,388)
Deferred income taxes ...................      (20,107)       (841)    (15,640)
Deferred revenue and other liabilities ..      (11,610)       (517)    (22,647)
                                             ---------   ---------   ---------
                                               231,119     166,439     170,610
Common stock used for acquisitions ......        7,705      12,426      12,251
                                             ---------   ---------   ---------
Cash used for acquisitions ..............    $ 223,414   $ 154,013   $ 158,359
                                             =========   =========   =========


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(5) PREARRANGED FUNERAL SERVICES

   The following summary reflects prearranged funeral services sold, but not yet delivered, which are funded with trusts, escrow accounts and insurance, and related prearranged funeral trust fund and escrow account balances. The trust- and insurance-funded balances are not reflected in the accompanying consolidated financial statements. Amounts which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required aggregated $40,832 and $34,599 as of October 31, 1998 and 1997, respectively, and are classified as long-term investments.

   Amounts deposited in the trust funds and escrow accounts and funded through insurance are available to the Company when the services are performed. Funds held in trust or escrow are invested, and earnings (including net realized capital gains) realized on irrevocable trust funds and escrow accounts in excess of the amount deferred to offset the estimated effects of inflation on the future cost of performing prearranged funeral services are recognized on a current basis, in accordance with the Company's change in accounting methods effective November 1, 1996. Earnings of $26,463 and $24,682 were included in funeral revenue for fiscal year 1998 and 1997, respectively. Had the Company's new accounting methods been in effect in prior years, the amount of funeral trust and escrow earnings included in funeral revenue would have been $17,829 for 1996.


                                                                      October 31,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
  Trust or escrow funded:
    Prearranged funeral services sold, but not delivered ...  $ 555,742      $ 505,970
                                                              =========      =========
    Investments at market value ............................  $ 525,909      $ 422,336
    Receivables to be collected on prearranged funeral
      service contracts ....................................     97,410         93,747
                                                              ---------      ---------
                                                              $ 623,319      $ 516,083
                                                              =========      =========
  Insurance-funded and other prearranged funeral services ..  $ 214,464      $ 184,111
                                                              =========      =========
  Investments consist of:
    U.S. Government, agencies and municipalities ...........   $ 37,223      $  56,121
    Canadian Government, agencies and municipalities .......     23,040         27,508
    Corporate bonds ........................................     74,102         81,393
    Preferred stocks .......................................     48,484         31,871
    Common stocks ..........................................    133,431         54,938
    Money market funds and other short-term investments ....    167,457        118,315
    Short-term fixed income foreign investments ............     42,867         41,766
                                                              ---------      ---------
    Total value at cost ....................................    526,604        411,912
    Net unrealized appreciation (depreciation) .............       (695)        10,424
                                                              ---------      ---------
    Total value at market ..................................  $ 525,909      $ 422,336
                                                              =========      =========


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(6) CEMETERY TRUST FUNDS AND ESCROW ACCOUNTS

   The following summary reflects the Company's merchandise trust fund and escrow account balances, as well as merchandise sold, but undelivered, at current cost. Merchandise sold, but undelivered, is reflected at current cost in the accompanying consolidated balance sheets net of the related merchandise trust fund and escrow account balances and accumulated earnings, except for $24,990 and $20,833 classified as long-term investments as of October 31, 1998 and 1997, respectively. These amounts represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Amounts deposited in the trust funds and escrow accounts are invested, and the revenue on the funds (including net realized capital gains) of $13,157, $12,237, and $9,082 is reflected in cemetery revenue for 1998, 1997 and 1996, respectively. Amounts deposited in merchandise trust funds and escrow accounts that are invested in debt securities as of October 31, 1998 totaled $63,621 and are scheduled to mature as follows: $1,624 in less than one year; $31,475 in one through five years; $29,781 in five through ten years; and $741 in more than ten years.

                                                                     October 31,
                                                               ----------------------
                                                                 1998         1997
                                                               ---------    ---------
  Merchandise trust funds and escrow accounts:
     Merchandise sold, but not delivered, at current cost ...  $ 122,388    $ 108,644
                                                               =========    =========
     Investments at market value ............................  $ 188,538    $ 150,264
     Amounts to be collected on merchandise contracts .......     55,336       50,044
                                                               ---------    ---------
                                                               $ 243,874    $ 200,308
                                                               =========    =========

    Investments consist of:
     U.S. Government, agencies and municipalities ..........    $ 19,626    $  30,067
     Corporate bonds .......................................      42,225       43,648
     Preferred stocks ......................................      17,541       13,802
     Common stocks .........................................      61,106       24,452
     Money market funds and other short-term investments ...      49,787       36,109
                                                                --------     --------
     Total value at cost ...................................     190,285      148,078
     Net unrealized appreciation (depreciation) ............      (1,747)       2,186
                                                               ----------   ---------
     Total value at market .................................   $ 188,538    $ 150,264
                                                               =========    =========

                         STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(6) CEMETERY TRUST FUNDS AND ESCROW ACCOUNTS

   The following summary reflects the Company's perpetual care trust fund and escrow account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements, except for $2,192 and $1,913, classified as long-term investments as of October 31, 1998 and 1997, respectively, which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Funds held in trust or escrow are invested, and the earnings withdrawn from the trust funds and escrow accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 1998, 1997 and 1996, such withdrawals, included in cemetery revenue, totaled $12,615, $12,497, and $15,056, respectively.



                                                                 October 31,
                                                          -----------------------
                                                            1998          1997
                                                          ---------     ---------
    Perpetual care trust funds and escrow accounts:
  Investments at market value ..........................  $ 167,508     $ 152,137
  Amounts to be collected under existing agreements ....     10,815         9,447
                                                          ---------     ---------
                                                          $ 178,323     $ 161,584
                                                          =========     =========
    Investments consist of:
  U.S. Government, agencies and municipalities .........  $  20,747     $  28,829
  Corporate bonds ......................................     38,424        45,274
  Preferred stocks .....................................     12,744         7,467
  Common stocks ........................................     43,718        25,266
  Money market funds and other short-term investments ..     46,331        37,023
  Other long-term investments ..........................        408           520
                                                          ---------     ---------
  Total value at cost ..................................    162,372       144,379
  Net unrealized appreciation ..........................      5,136         7,758
                                                          ---------     ---------
  Total value at market ................................  $ 167,508     $ 152,137
                                                          =========     =========

(7) CASH AND CASH EQUIVALENT INVESTMENTS

  The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits.

                                                October 31,
                                         ----------------------
                                            1998         1997
                                         --------      --------
    Cash .............................   $ 20,847      $ 18,118
    Cash equivalent investments ......      9,886        13,522
                                          -------      --------
                                         $ 30,733      $ 31,640
                                         ========      ========


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(8) MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

   Marketable securities consist of investments in fixed maturities and equity securities. The market value as of October 31, 1998 was $6,120 and approximated cost. The market value as of October 31, 1997 was $4,615, which included gross unrealized gains of $1,027. The Company realized net gains on the sales of securities of $2,727, $370 and $2,098 for the years ended October 31, 1998, 1997 and 1996, respectively. The cost of securities sold was determined by using the average cost method.

   The market value of long-term investments as of October 31, 1998 and 1997 was $68,014 and $57,345 which included gross unrealized gains of $2,573 and $1,877, and gross unrealized losses of $2,654 and $968, respectively. Amounts classified as long-term investments and invested in debt securities as of October 31, 1998 totaled $13,586 and are scheduled to mature as follows: $0 in less than one year; $7,583 in one through five years; $5,504 in five through ten years; and $499 in more than ten years. See Notes 5 and 6 which include details of the Company's long-term investments.

(9) RECEIVABLES

                                                                         October 31,
                                                                 -----------------------
                                                                   1998          1997
                                                                 ---------     ---------
    Current receivables are summarized as follows:

     Installment contracts due within one year ................  $  90,716     $  77,332
     Trade accounts, notes and other ..........................     44,860        34,642
     Allowance for sales cancellations and doubtful accounts ..    (10,813)       (6,869)
     Amount to be collected for perpetual care funds ..........     (5,815)       (4,017)

                                                                   118,948       101,088
     Funeral receivables ......................................     40,950        25,332
     Prearranged funeral trust receivable .....................     11,951        13,871

          Net current receivables .............................  $ 171,849     $ 140,291

    Long-term receivables are summarized as follows:

     Installment contracts due beyond one year ................  $ 199,836     $ 154,710
     Allowance for sales cancellations and doubtful accounts ..    (12,063)       (9,696)
     Amount to be collected for perpetual care funds ..........     (5,000)       (5,430)

                                                                   182,773       139,584
     Prearranged funeral trust receivable .....................     75,000        60,701
          Net long-term receivables ...........................  $ 257,773     $ 200,285


    The Company's receivables as of October 31, 1998 are expected to mature as follows:

    Years ending October 31,
     1999 ...................................................... $ 171,849
     2000 ......................................................    51,555
     2001 ......................................................    42,962
     2002 ......................................................    38,666
     2003 ......................................................    30,073
     Later years ...............................................    94,517
                                                                 ---------
                                                                 $ 429,622
                                                                 =========

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(10) INVENTORIES AND CEMETERY PROPERTY

    Inventories are comprised of the following:

                                                             October 31,
                                                        ------------------------
                                                           1998          1997
                                                        ---------      ---------

    Developed cemetery property .....................   $  18,888      $  22,172
    Merchandise and supplies ........................      29,945         20,872
                                                        ---------      ---------
                                                        $  48,833      $  43,044
                                                        =========      =========

    Cemetery property is comprised of the following:
                                                              October    31,
                                                        ------------------------
                                                           1998           1997
                                                        ---------      ---------
    Developed cemetery property .....................   $  93,061      $  68,217
    Undeveloped cemetery property....................     289,911        242,411
                                                        ---------      ---------
                                                        $ 382,972      $ 310,628
                                                        =========      =========

    The Company evaluates the recoverability of the cost of undeveloped cemetery property through comparison with undiscounted expected future cash flows.


(11) LONG-TERM DEBT

    The following is a summary of long-term debt:

                                                                                October 31,
                                                                         ----------------------
                                                                           1998          1997
                                                                         ---------    ---------
    Revolving Credit Facilities (see "Revolving Credit Facility"
         and "Revolving Line of Credit Note" below) ...................  $ 492,000    $ 312,000
    Senior Notes ......................................................    102,857      125,000
    6.70% Notes .......................................................    100,000      100,000
    6.40% Notes .......................................................    205,546            -
    Other, principally  seller  financing  of  acquired
         operations or assumption upon acquisition, weighted
         average interest rate of 5.1% as of October 31, 1998,
         partially secured by assets of subsidiaries, with
         maturities through 2022 ......................................     24,031       21,324
                                                                          --------     --------
                                                                           924,434      558,324
    Less current maturities ............................................    11,219       33,973
                                                                          --------     --------
                                                                         $ 913,215    $ 524,351
                                                                         =========    =========

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(11) LONG-TERM DEBT--(CONTINUED)

   In April 1997, the Company completed the syndication of a $600,000 revolving credit facility ("Revolving Credit Facility"), which replaced its existing $262,000, $88,000, and $75,000 revolving credit facilities. The Revolving Credit Facility matures on April 30, 2002, contains a facility fee of 12.5 basis points, and borrowings bear interest at the lead lending bank's prime rate or certain optional rates at the Company's election. Under this agreement $492,000 and $312,000 were outstanding with weighted average interest rates of 5.70% and 6.26% as of October 31, 1998 and 1997, respectively.

   Additionally, the Company has available with a separate financial institution an uncollateralized revolving line of credit ("Revolving Line of Credit Note") used to support the interim cash funding for advances to be made under the Revolving Credit Facility in amounts less than $5,000. Borrowings under the Revolving Line of Credit Note are limited to $10,000, bear interest at the lending bank's cost of funds rate or certain optional rates at the Company's election, and mature on March 31, 1999. Periodically, the Company will pay down the Revolving Line of Credit Note using funds drawn on the Revolving Credit Facility. There were no amounts outstanding under the Revolving Line of Credit Note as of October 31, 1998 and 1997.

   On December 21, 1993, the Company issued $50,000 of uncollateralized senior notes, bearing interest at a rate of 6.04% and maturing on November 30, 2003. Principal payments of $7,143 are due each year; the first such payment was made on November 30, 1997, and the final payment is due on November 30, 2003. On November 7, 1994, the Company issued $75,000 of uncollateralized senior notes with an average maturity of seven years and a weighted average interest rate of 8.44%. A principal payment of $15,000 was made on May 1, 1998. The remaining notes have a weighted average interest rate of 8.49%, and principal payments are due as follows: $16,667 on each of November 1, 2000, 2001 and 2002, and $10,000 on November 1, 2006. As of October 31, 1998 and 1997, the carrying value of the Company's senior notes, including accrued interest, was $106,468 and $129,381, respectively, whereas the fair value was $110,420 and $132,464, respectively.

   In December 1996, the Company issued $100,000 of unsecured, unsubordinated debt securities in the form of 6.70% Notes due 2003. Net proceeds were approximately $99,400, of which $96,800 was used to reduce balances outstanding under the Company's bank facilities, with the remaining $2,600 used for acquisitions and general corporate purposes. As of October 31, 1998 and 1997, the carrying value of these notes, including accrued interest, was $102,792, whereas the fair value was $103,197 and $104,337, respectively.

   In April 1998, the Company issued $200,000 of 6.40% Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (remarketing date May 1, 2003). The ROARS were priced to the public at 99.677% to yield 6.476%. Net proceeds were approximately $203,631, including the payment made to the Company by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's revolving credit facilities. The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77%. If the securities are remarketed after five years, the net effective rate is expected to be approximately 6.14% over 15 years. If the ROARS are redeemed by the Company on May 1, 2003, a principal payment of $200,000 will be required. As of October 31, 1998, the carrying value of these notes, including accrued interest and the unamortized portion of the option premium, was $211,911, whereas the fair value was $210,010.



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

   Principal payments due on the long-term debt for the fiscal years ending October 31, 1999 through October 31, 2003, excluding the Revolving Credit Facility and assuming the ROARS are redeemed by the Company on May 1, 2003, are approximately $10,836 in 1999, $12,207 in 2000, $26,380 in 2001, $25,739 in
2002, and $225,758 in 2003. Current maturities of long-term debt of $11,219 as of October 31, 1998, as reported in the Company's consolidated balance sheets, includes $383 relating to the unamortized ROARS option premium.

(12) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                             Earnings        Shares       Per-Share
                                                            (Numerator)   (Denominator)     Data
                                                            -----------    ------------   ----------
   YEAR ENDED OCTOBER 31, 1998
   Net earnings ..........................................  $  41,902
   Basic earnings per share:                                =========
      Net earnings available to common shareholders ......  $  41,902       97,691          $  .43
                                                                                            ======
   Effect of dilutive securities:
      Time-vest stock options assumed exercised ..........          -          753
                                                            ---------       ------
   Diluted earnings per share:
      Net earnings available to common shareholders ......
         plus time-vest stock options assumed exercised ..  $  41,902       98,444          $  .43
                                                            =========       =======         ======


                                                             Earnings       Shares        Per-Share
                                                            (Numerator)   (Denominator)     Data
                                                            -----------   -------------   ---------
   YEAR ENDED OCTOBER 31, 1997
   Earnings before cumulative effect of change
      in accounting principles ...........................  $  69,742
   Basic earnings per share:                                =========
      Earnings available to common shareholders .........   $  69,742       88,778          $  .79
                                                                                            ======
   Effect of dilutive securities:
      Time-vest stock options assumed exercised .........           -          897
                                                            ---------       ------
   Diluted earnings per share:
      Earnings available to common shareholders
         plus time-vest stock options assumed exercised..   $  69,742        89,675         $  .78
                                                            =========        ======         =======


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12)  RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA--(CONTINUED)

     Options to purchase 319,210 shares of common stock at $25.81 and 895,560 shares of common stock at $27.25 were outstanding during the third and fourth quarters of fiscal year 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on July 31, 2004, were still outstanding at the end of 1998.

(13)  INCOME TAXES


      Income tax expense (benefit) is comprised of the following components:

                                          U.S. And
                                         Possessions    State       Foreign       Total
                                         -----------  ---------    ---------    ---------
    YEAR ENDED OCTOBER 31,
    1998:
     Current tax expense ............... $  13,871    $   3,918    $   4,741    $  22,530
     Deferred tax expense (benefit) ....    (2,075)         617        1,990          532
                                         ---------    ---------    ---------    ---------
                                         $  11,796    $   4,535    $   6,731    $  23,062
                                         =========    =========    =========    =========
    1997:
     Current tax expense ............... $  21,174    $   1,238    $   2,963    $  25,375
     Deferred tax expense ..............     5,760        3,000        2,600       11,360
                                         ---------    ---------    ---------    ---------
                                         $  26,934    $   4,238    $   5,563    $  36,735
                                         =========    =========    =========    =========
    1996:
     Current tax expense ............... $  31,128    $   3,249    $   1,077    $  35,454
     Deferred tax expense (benefit) ....    (6,720)        (307)       2,351       (4,676)
                                         ---------    ---------    ---------    ---------
                                         $  24,408    $   2,942    $   3,428    $  30,778
                                         =========    =========    =========    =========

    The reconciliation of the statutory tax rate to the effective tax rate is as follows:

                                                                Year  Ended  October   31,
                                                             ------------------------------
                                                              1998        1997        1996
                                                             ------      ------      ------
    Statutory tax rate ..................................    35.00%      35.00%      35.00%
    Increases (reductions) in tax rate resulting from:
     State and U.S. possessions .........................     6.21        2.82        6.21
     Goodwill and other .................................     3.86         .31        2.52
     Dividend exclusion .................................    (2.21)      ( .78)      (1.03)
     Foreign tax rate differential ......................    (5.57)      (2.50)      (2.88)
     Foreign tax credit .................................    (1.79)      ( .35)      (2.32)
                                                             ------      ------      ------
    Effective tax rate ..................................    35.50%      34.50%      37.50%
                                                             ======      ======      ======



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(13)  INCOME TAXES--(CONTINUED)

     Deferred tax assets and liabilities consist of the following:

                                                                        October 31,
                                                                  ----------------------
                                                                    1998          1997
                                                                  ---------     --------
  Deferred tax assets:
     Domestic trust earnings ...................................  $   7,375     $  9,708
     Estimated cost to deliver merchandise .....................      3,292        3,366
     Allowance for sales cancellations and doubtful accounts ...      7,940        4,707
     Deferred preneed sales and expenses .......................     23,922       20,564
     Unrealized depreciation of investments ....................        629            -
     Deferred compensation .....................................        556          328
     Foreign tax credit ........................................      4,374        2,444
     Other .....................................................      2,653            -
                                                                  ---------     --------
                                                                     50,741       41,117
                                                                  ---------     --------

                                                                         October 31,
                                                                  ----------------------
                                                                    1998          1997
                                                                  ---------     --------
  Deferred tax liabilities:
     Purchase accounting adjustments ..........................     122,065      103,422
     Foreign trust earnings ....................................     10,513        7,741
     Deferred revenue on cemetery property and merchandise
       sales ...................................................     11,277        7,866
     State income taxes ........................................      1,726        3,663
     Percentage of completion on long-term contracts ...........      2,618        3,845
     Equity method investments .................................      2,240        2,005
     Goodwill ..................................................      2,733        1,634
     Unrealized appreciation of investments ....................          -        1,170
     Non-compete amortization  .................................      3,485        3,234
     Depreciation ..............................................          -          737
     Other .....................................................        282          974
                                                                  ---------     --------
                                                                    156,939      136,291
                                                                  ---------     --------
                                                                  $ 106,198     $ 95,174
                                                                  =========     ========

  Current net deferred liability ...............................  $  13,967     $  9,720
  Long-term net deferred liability .............................     92,231       85,454
                                                                  ---------     --------
                                                                  $ 106,198     $ 95,174
                                                                  =========     ========

    For the years ended October 31, 1998, 1997 and 1996, approximately 5%, 6%, and 12%, respectively, of the Company's earnings before performance based stock options and income taxes were generated from properties in foreign jurisdictions. The Company has recorded a benefit for foreign tax credits in the amount of $4,374 which are expected to be utilized prior to their expiration at the end of fiscal year 2003.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) BENEFIT PLANS

Stewart Enterprises Employees' Retirement Trust

   The Company has a defined contribution retirement plan, the "Stewart Enterprises Employees' Retirement Trust (A Profit-Sharing Plan) ("SEERT")." This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15% of their earnings. Effective January 1, 1997, the first 5% of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. Prior to January 1, 1997, Company matching contributions were $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1998, 1997 and 1996 was approximately $3,550, $2,900, and $2,550, respectively.

Non-qualified Supplemental Retirement and Deferred Compensation Plan

   In January 1994, the Company developed a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15% of their earnings. Effective January 1, 1997, the first 5% of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. Prior to January 1, 1997, Company matching contributions were $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1998, 1997 and 1996 was approximately $300, $164, and $116, respectively.

1991 Incentive Compensation Plan

   In May 1991, the Company adopted the 1991 Incentive Compensation Plan, pursuant to which officers and other employees of the Company could be granted stock options, stock awards, restricted stock, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 25, 1992 through October 31, 1995, the Company granted options that become exercisable based upon the passage of time to officers and other employees for the purchase of a total of 2,905,876 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant date, which ranged from $4.45 to $8.00 per share. The options generally were exercisable in 25% annual increments over the four years following their grant, except that options granted during fiscal year 1995 were exercisable 50% per year over the next two years. On July 25, 1995, the Compensation Committee accelerated by two months the exercisability of options scheduled to become exercisable September 25, 1995. As of October 31, 1998, there were no outstanding options under this Plan.

   From November 1, 1992 through October 31, 1995, the Company granted performance-based options to certain officers and other employees for the purchase of a total of 3,300,000 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant date, which ranged from $4.78 to $8.00 per share. The agreements under which the options were granted provided that the options were to become exercisable on December 1, 1996 only if, at any time prior to November 1, 1996, the average of the closing sale prices of a share of the Company's Class A

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) BENEFIT PLANS--(CONTINUED)

Common Stock over five consecutive trading days equaled or exceeded $9.89, and the average annual compounded increase in the Company's earnings per share for the four fiscal years ending October 31, 1996 was at least 15%. Generally accepted accounting principles require that a charge to earnings be recorded for these performance-based options for the difference between the exercise price and the then-current stock price when achievement of the performance objectives becomes probable.

   During May 1995, the stock price objective was achieved, and in July 1995, management determined that the achievement of the earnings objective was probable. Accordingly, during the third quarter of fiscal year 1995, the Company recorded a non-cash charge of $17,252 ($10,869, or $.15 per share, after-tax) for the difference between the option exercise prices and $10.79, the then-market price of the Company's Class A Common Stock. Additionally, in July 1995 the Compensation Committee accelerated the exercisability of the performance-based options, thereby establishing the total charge to earnings. As of October 31, 1998, all performance-based options granted under the 1991 Incentive Compensation Plan had been exercised.

   Pursuant to the Company's 1991 Incentive Compensation Plan, each director and certain former directors of the Company who are not employees of the Company were granted options to purchase 11,250 shares of the Company's Class A Common Stock on each of February 16, 1993, and November 1, 1993, 1994 and 1995. Persons who are not employees of the Company who joined the Board between option grant dates and certain former directors received a reduced number of options based on the number of months of service on the Board prior to the next grant date. The options became exercisable on October 31 following the date of grant, but may be exercised earlier if the director dies, retires from the Board on or after reaching age 65 or becomes disabled. The options expired on October 31, 1997. The exercise price of the options was 80% of the fair market value of the Class A Common Stock on the date of grant. As of October 31, 1998, 243,750 options had been granted pursuant to these provisions of the Plan, and all had been exercised.

1995 Incentive Compensation Plan

   In August 1995, the Board of Directors adopted, and in December 1995 and December 1996 amended, the 1995 Incentive Compensation Plan, pursuant to which officers and other employees of the Company may be granted stock options, stock awards, restricted stock, stock appreciation rights, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 7, 1995 through April 7, 1998, the Company granted options to officers and other employees for the purchase of a total of 7,424,536 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $10.50 to $21.50 per share. In general, two-thirds of the options became exercisable in full on the first day between the date of grant and August 31, 2000 that the average of the closing sale prices of a share of the Company's Class A Common Stock for the 20 preceding consecutive trading days equaled or exceeded $26.44, which represented a 20% annual compounded growth in the price of a share of the Company's Class A
Common Stock over five years. The remaining options generally become exercisable in 20% annual increments beginning on September 7, 1996, except for grants issued since

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) BENEFIT PLANS--(CONTINUED)

the initial grant date, which options vest over the remainder of the original five-year period. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on October 31, 2001. As of October 31, 1998, 4,968,506 options had been exercised under this plan, and 130,190 options had been forfeited.

   During April 1998, the stock price performance target was achieved, and the Company's performance-based stock options granted under the Company's 1995 Incentive Compensation Plan and covering 4,855,886 shares vested. Accordingly, during the second quarter of fiscal year 1998, the Company was required by generally accepted accounting principles to record a non-recurring, non-cash charge to earnings of $76,762 ($50,279, or $.51 per share, after-tax).

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

   In July and August 1998, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,592,250 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $21.38 to $27.25 per share. One-third of the options become exercisable in 20% annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A Common Stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20% annual compounded growth in the price of a share of Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004.

Directors' Stock Option Plan

   Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors' Stock Option Plan, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 72,000 shares of the Company's Class A Common Stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 360,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $12.34 to $18.25 per share. The options generally become exercisable in 25% annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vest over the remainder of the original four-year period. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) BENEFIT PLANS--(CONTINUED)

control of the Company, as defined in the plan. All of the options expire on January 2, 2001. As of October 31, 1998, 91,052 options had been exercised under this plan.

Employee Stock Purchase Plan

   On July 1, 1992, the Company adopted an "Employee Stock Purchase Plan" and reserved 2,250,000 shares of Class A Common Stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase Company Class A Common Stock semi-annually on June 30 and December
31. The purchase price is established at a 15% discount from fair market value, as defined. As of October 31, 1998, 477,033 shares had been acquired under this plan.

Statement of Financial Accounting Standards No. 123

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company's stock options outstanding as of October 31, 1998 and 1997, and the changes that occurred during fiscal years 1998 and 1997.

                                                  1998                       1997
                                          -----------------------   ----------------------
                                          Number of     Weighted    Number of     Weighted
                                            Shares       Average      Shares       Average
                                          Underlying    Exercise    Underlying    Exercise
                                            Options      Prices       Options      Prices
                                          ----------   ----------   ----------   ---------

Outstanding at beginning of year ....     6,993,710     $ 11.38     7,911,020    $  9.69
Granted .............................     4,268,250     $ 25.98       763,124    $ 17.37
Exercised ...........................    (4,991,580)    $ 12.24    (1,573,586)   $  5.92
Forfeited ...........................       (83,342)    $ 10.70      (106,848)   $  9.11
                                          ---------                 ---------
Outstanding at end of year ..........     6,187,038     $ 20.77     6,993,710    $ 11.38
                                          =========                 =========
Exercisable at end of year ..........     1,349,651     $ 11.76       836,034    $ 11.12
                                          =========                 =========
Weighted-average fair value of
 options granted ....................                   $  7.11                   $ 3.99


                   The  following  table  further  describes   the   Company's  stock  options
                                          outstanding as of October 31, 1998:

                                   Options Outstanding                             Options Exercisable
                      --------------------------------------------------     ---------------------------------
                        Number      Weighted Average                             Number
   Range of           Outstanding      Remaining        Weighted Average       Exercisable   Weighted Average
Exercise Prices       at 10/31/98   Contractual Life    Exercise Price         at 10/31/98     Exercise Price
------------------    -----------   -----------------  ------------------     ------------   ------------------
$ 10.50 to $ 15.00    2,095,348       2.91 years           $ 10.69              1,163,548         $ 10.62
$ 15.01 to $ 20.00      272,504       2.85 years           $ 17.41                110,186         $ 17.22
$ 20.01 to $ 25.00      228,436       3.02 years           $ 21.29                 75,917         $ 21.29
$ 25.01 to $ 27.25    3,590,750       5.75 years           $ 26.87                      -               -
                      ---------                                                 ---------
$ 10.50 to $ 27.25    6,187,038       4.56 years           $ 20.77              1,349,651         $ 11.76
                      =========                                                 =========

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) BENEFIT PLANS--(CONTINUED)

   SFAS 123 applies only to options granted, and shares acquired under the Company's Employee Stock Purchase Plan, since the beginning of the Company's 1996 fiscal year. Consequently, the pro forma amounts disclosed below do not reflect any compensation cost for the 7.8 million stock options outstanding as of the beginning of fiscal year 1996. If the Company had elected to recognize compensation cost for its stock option and employee stock purchase plans based on the fair value at the grant dates for awards under those plans, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:

                                                          Year Ended October 31,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
                                                               (UNAUDITED)

Net earnings                      - as reported ....     $ 41,902       $ 67,418
                                  - pro forma ......       40,027         66,412

Basic earnings per common share   - as reported ....     $    .43       $    .76
                                  - pro forma ......          .41            .75

Diluted earnings per common share - as reported ....     $    .43       $    .75
                                  - pro forma ......          .41            .74


   The fair value of the Company's stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1998 and 1997, respectively: expected dividend yield of .3% and .2%; expected volatility of 20.9% and 19.6%; risk-free interest rate of 5.5% and 6.1%; and an expected term of 4.7 and 3.3 years, respectively.

   Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1998 and 1997, respectively: expected dividend yield of .2% for both years; expected volatility of 20.5% and 19.6%; risk-free interest rate of 5.3% and 5.2%; and an expected term of .5 years, for both years.

(15) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

   The Company was notified in September 1994 that a suit was brought by a competitor regarding the Company's acquisition of certain corporations in Mexico. The suit alleges that this acquisition violated the competitor's previous option to acquire the same corporations. The suit seeks unspecified damages. The Company believes that the suit is without merit and intends to defend it vigorously. The former owners of these corporations have agreed to indemnify the Company should an unfavorable outcome result.

   The Company is a party to certain other legal proceedings in the ordinary course of its business but does not regard any such proceedings as material.


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(15) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS--(CONTINUED)

   As of October 31, 1998, the Company had advanced approximately $1,014, including accrued interest, to fund premiums on a split-dollar, "second-to-die" life insurance policy on behalf of the Company's Chairman, Mr. Frank B. Stewart, Jr., and Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A Common Stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earliest of (a) the surrender of the policy, (b) the deaths of Mr. and Mrs. Stewart, or (c) 60 days following payment in full of all premiums on the policy.

   The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 19 years, except for two leases which expire in 2032 and 2040. Rent expense under these leases was $8,616, $6,025 and $3,997 for the years ended October 31, 1998, 1997 and 1996, respectively. The Company's future minimum lease payments as of October 31, 1998 are $8,002, $6,379, $4,761, $4,075, $3,058 and $30,513 for the years ending October 31, 1999, 2000, 2001, 2002, 2003 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. The Company's future non-compete payments as of October 31, 1998 for the same periods are $7,030, $6,233, $5,847, $5,223, $4,562 and $8,874, respectively.

   The Company leases office space from an affiliated company. Rental payments were approximately $636, $602, and $559 for the years ended October 31, 1998, 1997, and 1996, respectively.



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16)   SEGMENT DATA

   The  Company  conducts both funeral and cemetery operations  in  the  United
States, including  Puerto  Rico,  and  in Canada, Australia and Argentina.  The
Company conducts funeral operations in Mexico, New Zealand, Spain, Portugal, the Netherlands, Belgium and France.


                                                              Corporate,
                                                           Performance-Based
                                                           Stock Options And
                                    Funeral      Cemetery     Eliminations         Consolidated
                                  -----------    --------    --------------        ------------
Revenues
  October 31, 1998 .............  $   379,095     269,270          -               $ 648,365
  October 31, 1997 .............  $   291,649     240,937          -               $ 532,586
  October 31, 1996 .............  $   225,461     207,926          -               $ 433,387

Operating earnings or loss
  October 31, 1998 .............  $   118,426      77,558      (93,383)(1)         $ 102,601(1)
  October 31, 1997 .............  $    89,235      67,937      (15,402)            $ 141,770
  October 31, 1996 .............  $    72,239      45,879      (14,096)            $ 104,022

Identifiable assets
  October 31, 1998 .............  $ 1,282,670     752,916       36,216             $ 2,071,802
  October 31, 1997 .............  $   940,340     667,932       28,966             $ 1,637,238
  October 31, 1996 .............  $   764,539     585,884       10,490             $ 1,360,913

Depreciation and amortization
  October 31, 1998 .............  $    25,099       8,546        1,897             $    35,542
  October 31, 1997 .............  $    19,016       7,966          867             $    27,849
  October 31, 1996 .............  $    12,960       7,830          911             $    21,701

Capital expenditures
  October 31, 1998 .............  $    64,344     8,118         10,504             $    82,966
  October 31, 1997 .............  $    58,644    13,051         11,363             $    83,058
  October 31, 1996 .............  $    81,450    16,442          1,389             $    99,281

----------------------------

(1)Includes a non-recurring non-cash charge of $76,762 recorded in fiscal  year
   1998 in connection with the vesting of the Company's performance-based stock options.



                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(16) SEGMENT DATA--(CONTINUED)
                                     U.S. And                   Performance-Based
                                   Possessions(1)   Foreign(2)    Stock Options     Consolidated
                                   --------------   ----------  ------------------  ------------
Revenues
 October 31, 1998 ...............  $  534,427        113,938            -           $  648,365
 October 31, 1997 ...............  $  455,076         77,510            -           $  532,586
 October 31, 1996 ...............  $  391,437         41,950            -           $  433,387

Operating earnings or loss
 October 31, 1998 ...............  $  153,794         25,569        (76,762)(3)     $  102,601(3)
 October 31, 1997 ...............  $  120,803         20,967            -           $  141,770
 October 31, 1996 ...............  $   88,812         15,210            -           $  104,022

Identifiable assets
 October 31, 1998 ...............  $ 1,658,152       413,650            -          $ 2,071,802
 October 31, 1997 ...............  $ 1,320,041       317,197            -          $ 1,637,238
 October 31, 1996 ...............  $ 1,109,424       251,489            -          $ 1,360,913

----------------------

(1) Includes   the   Company's   operations  in  the  United  States  and  the
    Commonwealth of Puerto Rico.
(2) The Company commenced its foreign operations as follows: Mexico - August 1994; Australia - December 1994; New Zealand - April 1996; Canada - October 1996; Spain - April 1997; Portugal - September 1997; the Netherlands - December 1997; Argentina - April 1998; France and Belgium - May 1998.
(3) Includes a non-recurring non-cash charge of $76,762 recorded in fiscal year 1998 in connection with the vesting of the Company's performance-based stock options.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              First(1)    Second       Third        Fourth
                                             ---------   ---------   ----------   ---------
YEAR ENDED OCTOBER 31, 1998
Revenues  .............................      $ 149,309   $ 154,578   $  169,088   $ 175,390
Gross profit ..........................         46,117      49,546       51,331      48,990
Net earnings (loss) ...................         21,946     (26,046)      24,324      21,678
Earnings per common share:
  Basic  ..............................            .23        (.27)         .25         .22
  Diluted .............................            .22        (.27)         .25         .22

                                              First       Second       Third        Fourth
                                             ---------   ---------   ---------    ---------

YEAR ENDED OCTOBER 31, 1997 (1) (2)
Revenues ...............................     $ 122,712   $ 128,122   $ 139,546    $ 142,206
Gross profit ...........................        35,297      38,860      41,506       41,509
Earnings before cumulative effect of
  change in accounting principles ......        15,007      17,268      19,051       18,416
Earnings per common share before
  cumulative effect of change in
  accounting principles - basic ........           .18         .20         .21          .19
                        - diluted ......           .18         .20         .21          .19
Net earnings ...........................        12,683      17,268      19,051       18,416
Earnings per common share:
  Basic ................................           .15         .20         .21          .19
  Diluted ..............................           .15         .20         .21          .19

-----------------------


(1) Restated to reflect the Company's two-for-one stock split effective April 24, 1998.
(2) The first and second quarters of fiscal year 1997 have been restated from the Company's respective Quarterly Reports on Form 10-Q to reflect the Company's change in accounting principles effective November 1, 1996. As a result, first quarter reflects a $369 decrease in earnings, or less than $.01 per share (basic and diluted), before the cumulative effect of the change in accounting principles. In addition, the first quarter as presented above includes a $2,324 decrease in net earnings (net of a $2,230 income tax benefit), or $.03 per share, for the cumulative effect of the change in accounting principles. Second quarter as presented above reflects an increase in net earnings of $766, or $.01 per share, as a result of the accounting changes. See Note 3.




                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(18) SUBSEQUENT EVENTS (UNAUDITED)

   Subsequent to year-end, the Company has acquired or committed to acquire 54 funeral homes and 26 cemeteries for approximately $196,638.

   In January 1999, the Company filed a prospectus supplement for the proposed sale of 12,500,000 shares of Class A Common Stock (excluding the underwriters' over-allotment option covering 1,875,000 shares), of which 650,000 shares are being offered by the Stewart Revocable Trust, a trust established by Mr. Stewart and his wife. The offering, scheduled to close near the end of January, is expected to generate net proceeds to the Company of approximately $268 million (excluding the over-allotment option) to be used to fund the Company's continuing acquisition program and for general corporate purposes. Pending such use, the Company will use the net proceeds to reduce the balances outstanding on its revolving credit facilities or to invest in short-term interest-bearing securities.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.
                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

   The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  Financial Statements

     The Company's consolidated financial statements listed below have been filed as part of this report:

                                                                          Page

     Report of Independent Accountants ..................................  33
     Consolidated Statements of Earnings for the Years Ended
       October 31, 1998, 1997 and 1996 ..................................  34
     Consolidated Balance Sheets as of October 31, 1998 and 1997 ........  35
     Consolidated Statements of Shareholders' Equity for the Years
       Ended October 31, 1998, 1997 and 1996 ............................  37
     Consolidated Statements of Cash Flows for the Years Ended
       October 31, 1998, 1997 and 1996 ..................................  38
     Notes to Consolidated Financial Statements .........................  40

     (2) Financial Statement Schedule for the years ended October 31, 1998, 1997 and 1996

     Report of Independent Accountants on Financial Statement Schedule ..  68
     Schedule II-Valuation and Qualifying Accounts ......................  69

    All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE





The Board of Directors
Stewart Enterprises, Inc.:

  Our report on the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries, which includes an emphasis paragraph related to changes in the Company's method of accounting for cemetery sales and its method of accounting for funeral services investment trust fund earnings, is included in
Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






PricewaterhouseCoopers LLP



December 15, 1998


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)


            COLUMN A                    COLUMN B            COLUMN C               COLUMN D        COLUMN E
            --------                   -----------   -------------------------    -----------   --------------
                                                            Additions
                                                     -------------------------
                                        Balance at    Charged to   Charged to
                                        beginning     costs and      other        Deductions    Balance at end
           Description                  of period     expenses     accounts(1)    -write-offs      of period
           -----------                 -----------   -----------   -----------    -----------   --------------
Current-Allowance for contract
  cancellations and doubtful
  accounts:
  Year ended October 31,
    1998 ..........................     $ 6,869         16,191        1,950          14,197       $ 10,813
    1997 ..........................     $ 2,996          8,586        2,386           7,099       $  6,869
    1996 ..........................     $ 2,847         13,580          445          13,876       $  2,996


Due after one year-Allowance for
  contract  cancellations  and
  doubtful accounts:
  Year ended October 31,
    1998 ..........................     $ 9,696         12,134          728          10,495       $ 12,063
    1997 ..........................     $ 3,236         12,765        7,215          13,520       $  9,696
    1996 ..........................     $ 3,307          9,576          797          10,444       $  3,236


Accumulated  amortization  of
  intangible assets:
  Year ended October 31,
    1998 ..........................     $ 29,383        14,448             -              -       $ 43,831
    1997 ..........................     $ 19,506         9,877             -              -       $ 29,383
    1996 ..........................     $ 11,743         7,763             -              -       $ 19,506

---------------------------

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

4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

4.2 Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3 Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to
      Exhibit 4.1 to the Company's Current Report  on  Form 8-K dated April 21,
      1998)

4.4 Form of 6.70% Note due 2003 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 1996)

4.5 Form of 6.40% Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit
      4.2 to the Company's Current Report on Form 8-K dated April 21, 1998)

4.6 Credit Agreement by and among the Company, its subsidiaries and Citicorp USA, Inc., Bank of America Illinois, and NationsBank of Texas, N.A. dated April 14, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-27771) filed with the Commission on May 23, 1997)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company's long-term debt. None of such instruments (other than those included as exhibits herein) represents long-term debt in excess of 10% of the Company's consolidated total assets.

10.1 Lease Agreement dated September 1, 1983 between Stewart Building Enterprise and Stewart Enterprises, Inc. and amendments thereto dated June 18, 1990 and May 23, 1991 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on August 21, 1991 (the "1991 Registration Statement"); dated June 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K")); dated June 1, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 (the "1993 10-K")); dated October 28, 1994 and dated November 30, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 10-K")); dated May 27, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K")); and dated April 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997)

10.2 Split-Dollar Agreement dated January 10, 1992 between the Company, Roy A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank
      B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the 1992 10-K)

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

                                ----------------------------

          Management Contracts and Compensatory Plans or Arrangements

10.7 Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the 1991 Registration Statement), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the 1996 10-K)

10.8  Employment Agreement dated August 1, 1995, between the Company and Joseph
      P. Henican, III (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K")) and Amendment No. 1 to Employment Agreement dated October 31, 1998

10.9  Change  of Control Agreement dated December 5, 1995, between the  Company
      and Joseph   P.  Henican, III (incorporated by reference to Exhibit 10.20 to the 1995 10-K)

10.10 Stock Option Agreements dated February 1, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31,
      1995)

10.11 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit
      10.17 to the 1995 10-K)

10.12 Employment Agreement dated August 1, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.25 to the 1995 10-K) and Amendment No. 1 to Employment Agreement dated October 31, 1998

10.13 Change of Control Agreement dated December 5, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.29 to the 1995 10-K)

10.14 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and William E. Rowe (incorporated by reference to Exhibit 10.26 to the 1995 10-K)

10.15 Employment Agreement dated August 1, 1995, between the Company and Ronald
      H. Patron (incorporated by reference to Exhibit 10.32 to the 1995 10-K); Amendment No. 1 to Employment Agreement dated May 1, 1998; and Amendment No. 2 to Employment Agreement dated October 31, 1998

10.16 Change of Control Agreement dated December 5, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.36 to the 1995 10-K) and Amendment No. 1 to Change of Control Agreement dated May 1, 1998

10.17 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.33 to the 1995 10-K)

10.18 Employment Agreement dated August 1, 1995, between the Company and Gerard
      C. Alexander (incorporated by reference to Exhibit 10.39 to the 1995  10-
      K) and Amendment No. 1 to Employment Agreement dated October 31, 1998

10.19 Change of Control Agreement dated December 5, 1995, between the Company and Gerard C. Alexander (incorporated by reference to Exhibit 10.43 to the 1995 10-K)

10.20 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Gerard C. Alexander (incorporated by reference to Exhibit
      10.40 to the 1995 10-K)

10.21 Employment Agreement dated August 1, 1995, between the Company and Richard O. Baldwin, Jr. (incorporated by reference to Exhibit 10.23 to the 1996 10-K); Amendment No. 1 to Employment Agreement dated August 1, 1997 (incorporated by reference to Exhibit 10.27 to the 1997 10-K); and Amendment No. 2 to Employment Agreement dated October 31, 1998

10.22 Change of Control Agreement dated December 5, 1995, between the Company and Richard O. Baldwin, Jr. (incorporated by reference to Exhibit 10.27 to the 1996 10-K) and Amendment No. 1 to Change of Control Agreement dated August 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30,
      1998)

10.23 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Richard O. Baldwin, Jr. (incorporated by reference to Exhibit
      10.24 to the 1996 10-K)

10.24 Employment  Agreement dated August 1, 1995, between the Company and Brian
      J. Marlowe (incorporated by reference to Exhibit 10.47 to the 1995 10-K) and Amendment No. 1 to Employment Agreement dated October 31, 1998

10.25 Change of Control Agreement dated December 5, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.51 to the 1995 10-K)

10.26 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.48 to the 1995 10-K)

10.27 Employment Agreement dated August 1, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.35 to the 1996 10-K); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 to Employment Agreement dated May 1, 1998; and Amendment No. 3 to Employment Agreement dated October 31, 1998

10.28 Change of Control Agreement dated December 5, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.39 to the 1996 10-K) and Amendment No. 1 to Change of Control Agreement dated May 1, 1998

10.29 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K)

10.30 Employment Agreement dated August 1, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.41 to the 1996 10-K); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); and Amendment No. 2 to Employment Agreement dated October 31, 1998

10.31 Change of Control Agreement dated December 5, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.45 to the 1996 10-K) and Amendment No. 1 to Change of Control Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30,
      1998)

10.32 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit
      10.42 to the 1996 10-K)

10.33 Employment Agreement dated January 1, 1997, between the Company and Brent
      F. Heffron (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 to Employment Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998) and Amendment No. 3 to Employment Agreement dated October 31, 1998.

10.34 Change of Control Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31,
      1997) and Amendment No. 1 to Change of Control Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.3 to Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1998)

10.35 Stock Option Agreement dated September 7, 1995 (time-vest) between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K)

10.36 Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.37 Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.38 Employment Agreement dated January 1, 1997, between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31,
      1997); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 to Employment Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998); and Amendment No. 3 to Employment Agreement dated October 31, 1998

10.39 Change of Control Agreement dated January 1, 1997, between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997) and Amendment No. 1 to Change of Control Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30,
      1998)

10.40 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit
      10.51 to the 1996 10-K)

10.41 Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.42 Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit
      10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.43 Employment Agreement dated November 1, 1997, between the Company and Charles L. Tilis and Amendment No. 1 to Employment Agreement dated October 31, 1998

10.44 Change of Control Agreement dated November 1, 1997, between the Company and Charles L. Tilis

10.45 Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers

10.46 Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers

10.47 The Stewart Enterprises Employees' Retirement Trust (incorporated by reference to Exhibit 10.20 the 1991 Registration Statement) and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the 1994 10-K)

10.48 The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K)

10.49 Amended   and   Restated   Stewart   Enterprises,   Inc.  1995  Incentive
      Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K)

10.50 Amended and Restated Directors' Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K)

10.51 Amended and Restated Stewart Enterprises, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997)

                        ------------------------------------------


12    Calculation of Ratio of Earnings to Fixed Charges

18 Letter from PricewaterhouseCoopers LLP regarding change in accounting principles (incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997)

21    Subsidiaries of the Company

23    Consent of PricewaterhouseCoopers LLP

27    Financial Data Schedule



(B)   REPORTS ON FORM 8-K

      The Company filed a Form 8-K on  September 11, 1998 reporting under "Item
5.  Other Events," the earnings release for the Quarter ended July 31, 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January _____, 1999 .

                           STEWART ENTERPRISES, INC.

                      By: /s/   JOSEPH P. HENICAN, III
                         --------------------------------
                                Joseph P. Henican, III
                            Vice Chairman of the Board and
                               Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


         SIGNATURE                       TITLE                                  DATE
         ---------                       -----                                  ----

/s/   FRANK B. STEWART, JR.
---------------------------      Chairman of the Board                  January 20, 1999
      Frank B. Stewart, Jr.

/s/   JOSEPH P. HENICAN, III
----------------------------     Vice  Chairman  of the Board           January 20, 1999
      Joseph P. Henican, III      and Chief Executive Officer
(Principal Executive Officer)

/s/   WILLIAM E. ROWE
----------------------------     President, Chief  Operating  Officer   January 20, 1999
       William E. Rowe               and a Director

/s/   KENNETH C. BUDDE
----------------------------     Executive  Vice  President,            January 20, 1999
      Kenneth C. Budde            Chief Financial Officer
(Principal Financial Officer)       and a Director

/s/   MICHAEL G. HYMEL
-----------------------------     Vice President-                       January 20, 1999
      Michael G. Hymel            Corporate Controller and
(Principal Accounting Officer)    Chief Accounting Officer


/s/   DARWIN C. FENNER
------------------------------    Director                              January 20, 1999
      Darwin C. Fenner

/s/   DWIGHT A. HOLDER
------------------------------    Director                              January 20, 1999
      Dwight A. Holder

/s/   JOHN P. LABORDE
------------------------------    Director                              January 20, 1999
       John P. Laborde

/s/   JAMES W. McFARLAND
------------------------------    Director                              January 20, 1999
     James W. McFarland

/s/   MICHAEL O. READ
-------------------------------   Director                              January 20, 1999
      Michael O. Read


                                 EXHIBIT INDEX

10.8 Amendment No. 1 to Employment Agreement dated October 31, 1998, between the Company and Joseph P. Henican, III

10.12 Amendment No. 1 to Employment Agreement dated October 31, 1998, between the Company and William E. Rowe

10.15.1 Amendment No. 1 to Employment Agreement dated May 1, 1998, between the Company and Ronald H. Patron

10.15.2 Amendment No. 2 to Employment Agreement dated October 31, 1998, between the Company and Ronald H. Patron

10.16 Amendment No. 1 to Change of Control Agreement dated May 1, 1998, between the Company and Ronald H. Patron

10.18 Amendment No. 1 to Employment Agreement dated October 31, 1998, between the Company and Gerard C. Alexander

10.21 Amendment No. 2 to Employment Agreement dated October 31, 1998, between the Company and Richard O. Baldwin, Jr.

10.24 Amendment No. 1 to Employment Agreement dated October 31, 1998, between the Company and Brian J. Marlowe

10.27.1 Amendment No. 2 to Employment Agreement dated May 1, 1998, between the Company and Kenneth C. Budde

10.27.2 Amendment No. 3 to Employment Agreement dated October 31, 1998, between the Company and Kenneth C. Budde

10.28 Amendment No. 1 to Change of Control Agreement dated May 1, 1998, between the Company and Kenneth C. Budde

10.30 Amendment No. 2 to Employment Agreement dated October 31, 1998, between the Company and Lawrence B. Hawkins

10.33 Amendment No. 3 to Employment Agreement dated October 31, 1998, between the Company and Brent F. Heffron

10.38 Amendment No. 3 to Employment Agreement dated October 31, 1998, between the Company and Raymond C. Knopke, Jr.

10.43.1 Employment Agreement dated November 1, 1997, between the Company and Charles L. Tilis

10.43.2 Amendment No. 1 to Employment Agreement dated October 31, 1998, between the Company and Charles L. Tilis

10.44 Change of Control Agreement dated November 1, 1997, between the Company and Charles L. Tilis

10.45 Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers

10.46 Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers

12      Calculation of Ratio of Earnings to Fixed Charges

21      Subsidiaries of the Company

23      Consent of PricewaterhouseCoopers LLP

27      Financial Data Schedule