Form 10-Q
period 1999-01-31
STEWART ENTERPRISES INC
filed 1999-03-17
CIK 878522

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____
                             ______________________

                        COMMISSION FILE NUMBER:  0-19508
                             ______________________



                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

            LOUISIANA                                      72-0693290
  (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identificaion No.)

  110 VETERANS MEMORIAL BOULEVARD
        METAIRIE, LOUISIANA                                    70005
(Address of principal executive offices)                    (Zip Code)


   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880

                             ______________________


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of March 12, 1999 was 108,152,625 and 3,555,020, respectively.

===============================================================================

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE

            Item 1.   Financial Statements

            Consolidated Statements of Earnings -
              Three Months Ended January 31, 1999 and 1998 ...........      3

            Consolidated Balance Sheets -
              January 31, 1999 and October 31, 1998 ..................      4

            Consolidated Statement of Shareholders' Equity -
              Three Months Ended January 31, 1999 ....................      6

            Consolidated Statements of Cash Flows -
              Three Months Ended January 31, 1999 and 1998 ...........      7

            Notes to Consolidated Financial Statements ...............      9


            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ..      14

            Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk ..............................      19


PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings ..............................      20

            Item 5.   Other Information ..............................      20

            Item 6.   Exhibits and Reports on Form 8-K ...............      23

            SIGNATURES ...............................................      25


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                     THREE MONTHS ENDED JANUARY 31,
                                                     ------------------------------
                                                        1999                 1998
                                                     ----------          ----------
Revenues:
   Funeral ....................................      $  111,483          $   86,918
   Cemetery....................................          71,438              62,391
                                                     ----------          ----------
                                                        182,921             149,309
                                                     ----------          ----------
Costs and expenses:
   Funeral.....................................          73,258              58,861
   Cemetery....................................          50,673              44,331
                                                     ----------          ----------
                                                        123,931             103,192
                                                     ----------          ----------
   Gross profit ...............................          58,990              46,117
Corporate general and administrative expenses..           4,015               4,024
                                                     ----------          ----------
   Operating earnings..........................          54,975              42,093
Interest expense ..............................         (14,400)             (9,946)
Investment and other income....................           1,184               1,358
                                                     ----------          ----------
   Earnings before income taxes................          41,759              33,505
Income taxes ..................................          15,242              11,559
                                                     ----------          ----------
   Net earnings................................      $   26,517          $   21,946
                                                     ==========          ==========

Net earnings per share:
   Basic.......................................      $      .27          $      .23
                                                     ==========          ==========
   Diluted.....................................      $      .27          $      .22
                                                     ==========          ==========

Weighted average shares outstanding (in thousands):
   Basic........................................         98,045              97,401
                                                     ==========          ==========
   Diluted......................................         98,721              98,134
                                                     ==========          ==========
Dividends per share.............................     $      .02          $      .01
                                                     ==========          ==========

         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                        JANUARY 31,        OCTOBER 31,
                      ASSETS                               1999               1998
                      ------                            -----------        -----------
Current assets:
   Cash and cash equivalent investments.............    $    21,353        $    30,733
   Marketable securities ...........................          6,246              6,120
   Receivables, net of allowances...................        179,755            171,849
   Inventories......................................         49,327             48,833
   Prepaid expenses.................................          5,856              3,870
                                                        -----------        -----------
      Total current assets..........................        262,537            261,405
Receivables due beyond one year, net of allowances..        280,331            257,773
Intangible assets ..................................        582,962            573,006
Deferred charges....................................        105,172            100,432
Cemetery property, at cost..........................        399,138            382,972
Property and equipment, at cost:
   Land.............................................         76,528             75,032
   Buildings........................................        289,352            284,590
   Equipment and other..............................        136,699            127,951
                                                        -----------        -----------
                                                            502,579            487,573
   Less accumulated depreciation....................        113,757            105,834
                                                        -----------        -----------
   Net property and equipment.......................        388,822            381,739
Long-term investments...............................         74,928             68,014
Merchandise trust, less estimated cost to deliver...         61,071             41,160
Other assets........................................          6,505              5,301
                                                        -----------        -----------
                                                        $ 2,161,466        $ 2,071,802
                                                        ===========        ===========


                                                                           (continued)



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                      JANUARY 31,        OCTOBER 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY             1999                1998
        ------------------------------------          -----------        -----------
Current liabilities:
   Current maturities of long-term debt............   $    10,739        $    11,219
   Accounts payable................................        22,541             19,048
   Accrued payroll.................................        18,753             21,074
   Accrued insurance...............................        13,123             12,420
   Accrued interest................................         6,361             13,440
   Accrued other...................................        21,575             19,369
   Income taxes payable............................        14,903              8,245
   Deferred income taxes...........................        13,003             13,967
                                                      -----------        -----------
      Total current liabilities....................       120,998            118,782
Long-term debt, less current maturities ...........       961,487            913,215
Deferred income taxes .............................        95,856             92,231
Deferred revenue...................................       100,846             98,775
Other long-term liabilities........................        12,045              9,509
                                                      -----------        -----------
      Total liabilities............................     1,291,232          1,232,512
                                                      -----------        -----------
Commitments and contingencies (Notes 3 and 7)

Shareholders' equity:
   Preferred stock, $1.00 par value, 5,000,000 shares
   authorized; no shares issued ...................            --                 --
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares;
         issued and outstanding 94,522,739 and
         94,472,844 shares at January 31, 1999
         and October 31, 1998, respectively........        94,523             94,473
      Class B authorized 5,000,000 shares;
         issued and outstanding 3,555,020 shares
         at January 31, 1999 and October 31, 1998;
         10 votes per share; convertible into an
         equal number of Class A shares............         3,555              3,555
   Additional paid-in capital .....................       493,063            492,177
   Retained earnings ..............................       339,695            315,140
   Cumulative foreign translation adjustment.......       (65,402)           (64,887)
   Unrealized appreciation (depreciation) of
   investments.....................................         4,800             (1,168)
                                                      -----------        -----------

      Total shareholders' equity...................       870,234            839,290
                                                      -----------        -----------
                                                      $ 2,161,466        $ 2,071,802
                                                      ===========        ===========


         See accompanying notes to consolidated financial statements.




                                                            STEWART ENTERPRISES, INC.
                                                               AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                 (UNAUDITED)
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                        UNREALIZED
                                          COMMON STOCK                                   CUMULATIVE    APPRECIATION
                                -------------------------------  ADDITIONAL               FOREIGN     (DEPRECIATION)     TOTAL
                                       SHARES -                   PAID-IN    RETAINED   TRANSLATION         OF       SHAREHOLDERS'
                                 CLASSES A AND B (1)    AMOUNT    CAPITAL    EARNINGS    ADJUSTMENT    INVESTMENTS       EQUITY
                                ---------------------  --------  ---------  ----------  ------------  -------------  -------------
                                   (IN THOUSANDS)
Balance October 31, 1998........          98,028       $ 98,028  $ 492,177  $  315,140   $  (64,887)    $   (1,168)    $  839,290
Comprehensive income:
  Net earnings..................                                                26,517                                     26,517
  Other comprehensive income:
    Foreign translation
      adjustment................                                                               (515)                         (515)
    Unrealized appreciation of
      investments...............                                                                             9,398          9,398
    Deferred income tax expense
      on unrealized appreciation
      of investments............                                                                            (3,430)        (3,430)
                                       ----------    ----------  ---------  ----------   ----------    -----------     ----------
     Total other comprehensive
      income....................                                                               (515)         5,968          5,453
                                       ---------     ----------  ---------  ----------   ----------    -----------     ----------
  Total comprehensive income ...                                                26,517         (515)         5,968         31,970

  Sales of common stock.........              50             50        886                                                    936
  Dividends ($.02 per share)....                                                (1,962)                                    (1,962)
                                       ---------     ----------  ---------  ----------   ----------    -----------     ----------
Balance January 31, 1999........          98,078       $ 98,078  $ 493,063  $  339,695   $  (65,402)    $    4,800     $  870,234
                                       =========     ==========  =========  ==========   ==========    ===========     ==========
___________________________

(1)  Includes 3,555 shares (in thousands) of Class B Common Stock.

                        See accompanying notes to consolidated financial statements.






                                              STEWART ENTERPRISES, INC.
                                                  AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            THREE MONTHS ENDED JANUARY 31,
                                                                            -------------------------------
                                                                              1999                   1998
                                                                            --------               --------
Cash flows from operating activities:
   Net earnings.........................................................    $ 26,517               $ 21,946
    Adjustments to reconcile net earnings to net cash
     used in operating activities:
      Depreciation and amortization.....................................      10,332                  7,226
      Provision for doubtful accounts ..................................       7,653                  6,729
      Net gains on sales of marketable securities.......................      (1,129)                (1,030)
      Benefit for deferred income taxes.................................        (943)                (1,401)
       Changes in assets and liabilities net of effects from
         acquisitions:
        Increase in prearranged funeral trust receivables...............      (9,377)                (2,795)
        Increase in other receivables...................................     (28,279)               (18,373)
        Increase in deferred charges and intangible assets..............      (2,896)                (5,932)
        Increase in inventories and cemetery property...................        (578)                  (255)
        Increase in merchandise trust, less estimated costs
          to deliver merchandise .......................................     (13,929)                (4,880)
        Increase (decrease)in accounts payable and accrued expenses.....       1,786                 (4,179)
        Increase (decrease) in deferred revenue.........................       3,635                 (5,254)
        Decrease in other...............................................      (3,424)                (1,779)
                                                                           ----------              --------
        Net cash used in operating activities...........................     (10,632)                (9,977)
                                                                           ----------              --------

Cash flows from investing activities:
   Proceeds from sales of marketable securities.........................        6,883                 6,355
   Purchases of marketable securities and long-term investments.........       (9,429)               (6,430)
   Purchases of subsidiaries, net of cash, seller financing
     and stock issued...................................................      (31,186)              (26,041)
   Additions to property and equipment..................................      (10,785)              (10,180)
   Other................................................................          309                 1,846
                                                                           ----------               -------
        Net cash used in investing activities...........................      (44,208)              (34,450)
                                                                           ----------               -------

                                                                                                 (continued)

                                     STEWART ENTERPRISES, INC.
                                         AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                        (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED JANUARY  31,
                                                                   -------------------------------
                                                                      1999                  1998
                                                                   -----------          ----------
Cash flows from financing activities:
   Proceeds from long-term debt...........................         $    58,562          $   61,504
   Repayments of long-term debt...........................             (11,319)            (24,772)
   Issuance of common stock...............................                 936               1,462
   Dividends..............................................              (1,962)               (975)
   Purchase and retirement of common stock................                  --                 (24)
                                                                   -----------          ----------
      Net cash provided by financing activities...........              46,217              37,195
                                                                   -----------          ----------

Effect of exchange rates on cash and cash equivalents.....                (757)               (849)
                                                                   -----------          ----------

Net decrease in cash......................................              (9,380)             (8,081)
Cash and cash equivalents, beginning of period............              30,733              31,640
                                                                   -----------          ----------
Cash and cash equivalents, end of period..................         $    21,353          $   23,559
                                                                   ===========          ==========

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes........................................         $     8,200          $    1,900
      Interest............................................         $    21,500          $   13,900

   Noncash investing and financing activity:
      Subsidiaries acquired with common stock.............         $        --          $      200







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

   As of January 31, 1999 the Company owned and operated 577 funeral homes and 143 cemeteries in 29 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the three months ended January 31, 1999, foreign operations contributed approximately 20% of total revenue and, as of January 31, 1999, represented approximately 20% of total assets.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of January 31, 1999, and for the three months ended January 31, 1999 and 1998, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

   The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1999.

   (d) Foreign Currency Translation

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. As of January 1, 1999, the Mexican economy is no longer considered highly inflationary by the SEC staff. Accordingly, subsequent to January 1, 1999, gains and losses resulting from translation of the financial statements of the Company's Mexican operations are reflected in shareholders' equity, and the functional currency used by the Company's Mexican operations is the Mexican peso. These changes did not have a material effect on the Company's results of operations for fiscal year 1998 or the first three months of fiscal year 1999. However, no assurance can be given that a material change will not occur in the future due to events within Mexico beyond the Company's control.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(1) BASIS OF PRESENTATION--(CONTINUED)

   (e) Per-Share Data

   Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's time-vest stock options) had been issued during each period. See
Note 5.

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

(2) ACQUISITIONS

   During the three months ended January 31, 1999, the Company purchased 20 funeral homes and three cemeteries, compared to 18 funeral homes and two cemeteries purchased during the three months ended January 31, 1998.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the three months ended January 31, 1999, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(2) ACQUISITIONS--(CONTINUED)

                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     -----------        -----------
                                                                               (Unaudited)

   Revenues ............................................             $  184,015         $   152,388
                                                                     ==========         ===========

   Net earnings ........................................             $   26,389         $    21,602
                                                                     ==========         ===========

   Basic earnings per share............................              $      .27          $      .22
                                                                     ==========          ==========

   Diluted earnings per share...........................             $      .27          $      .22
                                                                     ==========          ==========
   Weighted average shares outstanding (in thousands):
      Basic ............................................                 98,045              97,401
                                                                     ==========          ==========
      Diluted ..........................................                 98,721              98,134
                                                                     ==========          ==========


   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:




                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                     ------------------------------
                                                                        1999                1998
                                                                     ----------         -----------
                                                                               (Unaudited)

   Current assets ........................................          $       575         $     1,776
   Cemetery property .....................................               15,507               8,141
   Property and equipment, net ...........................                1,602               3,935
   Deferred charges and other assets .....................                   --                 128
   Intangible assets, net ................................               15,514              25,633
   Current liabilities ...................................               (1,166)             (1,962)
   Long-term debt ........................................                 (743)            (11,402)
   Other long-term liabilities ...........................                 (103)                 (8)
                                                                     ----------         -----------
                                                                         31,186              26,241
   Common stock used for acquisitions ....................                   --                 200
                                                                    -----------         -----------
   Cash used for acquisitions ............................          $    31,186         $    26,041
                                                                    ===========         ===========

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

(4) RECENT ACCOUNTING STANDARDS

   Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending October 31, 1999, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2000. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

(5) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                                EARNINGS         SHARES       PER-SHARE
                                                               (NUMERATOR)    (DENOMINATOR)      DATA
                                                               -----------    -------------   ----------
    THREE MONTHS ENDED JANUARY 31, 1999
    -----------------------------------
    Net earnings .........................................     $    26,517
                                                               ===========
    Basic earnings per share:
      Net earnings available to common shareholders ......     $    26,517           98,045    $     .27
                                                                                               =========
   Effect of dilutive securities:
      Time-vest stock options assumed exercised ..........              --              676
                                                               -----------     ------------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised ..     $    26,517           98,721    $     .27
                                                               ===========     ============    =========

                                                                 EARNINGS        SHARES       PER-SHARE
                                                               (NUMERATOR)    (DENOMINATOR)      DATA
                                                               -----------    -------------   ----------
    THREE MONTHS ENDED JANUARY 31, 1998
    -----------------------------------
    Net earnings .........................................     $    21,946
                                                               ===========
    Basic  earnings per share:
      Net earnings available to common shareholders ......     $    21,946           97,401   $      .23
                                                                                              ==========
   Effect of dilutive securities:
      Time-vest stock options assumed exercised ..........              --              733
                                                               -----------     ------------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised ..     $    21,946           98,134   $      .22

                                                               ===========     ============   ==========



                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(5)   RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA--(CONTINUED)

   Options to purchase 1,410,536 shares of common stock at prices ranging from $21.375 to $27.25 were outstanding during the first quarter of 1999, but were not included in the computations of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire on October 31, 2001 and July July 31, 2004, were still outstanding at January 31, 1999.

(6) INTEREST RATE SWAP

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999 the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement, which became effective March 4, 1999, effectively converts $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate of 4.915%. The net amount to be paid or received at the end of each 90-day settlement period under the swap agreement is recorded as an adjustment to interest expense. The estimated fair value, based on quoted market prices, of the interest rate swap as of January 31, 1999 was $762,000.

(7) SUBSEQUENT EVENTS

   Subsequent to January 31, 1999, the Company acquired or entered into letters of intent or definitive agreements to acquire 56 funeral homes and 15 cemeteries for purchase prices aggregating approximately $114,998.

   On February 2, 1999, the Company completed the sale of 13,627,500 shares of Class A Common Stock, resulting in approximately $219,000 in net proceeds, which were used principally to repay balances outstanding under its revolving credit facilities, which amounts then became available to fund the Company's continuing acquisition program and for general corporate purposes.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998


Funeral Segment

                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                                        --------------------        INCREASE
                                                         1999          1998        (DECREASE)
                                                        -------       ------       ----------
                                                                  (In millions)
    FUNERAL REVENUE
    ---------------
   Existing Operations ..........................       $  80.8      $  80.6         $   0.2
   Acquired Operations ..........................          21.8          1.2            20.6
   Revenue from prearranged funeral trust funds
    and escrow accounts .........................           8.9          5.1             3.8
                                                        -------      -------         -------
                                                        $ 111.5      $  86.9         $  24.6
                                                        =======      =======         =======
   FUNERAL COSTS
   -------------
   Existing Operations ..........................       $  55.3      $  57.8         $  (2.5)
   Acquired Operations ..........................          18.0          1.1            16.9
                                                        -------      -------         -------
                                                        $  73.3      $  58.9         $  14.4
                                                        =======      =======         =======
   Funeral Segment Profit .......................       $ 38.2       $  28.0         $  10.2
                                                        =======      =======         =======

   Funeral revenue increased $24.6 million, or 28%, for the three months ended January 31, 1999, compared to the corresponding period in 1998. The Company experienced a $0.2 million increase in revenue from Existing Operations as a result of a 3.9% increase in the average revenue per domestic funeral service performed by Existing Operations (5.4% increase in total, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Partially offsetting this increase in revenue was a 6.6% decrease in the number of domestic funeral services performed by Existing Operations (also 6.6% decrease in total).

   The $2.5 million, or 4%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors. Existing Operations achieved improved profit margins resulting primarily from the increased cost control measures, including the Company's centralization and standardization of certain financial and administrative functions in connection with the Company's Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes from February 1998 through January 1999 which are not reflected in the 1998 period presented above.

   The $3.8 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 23% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the average yield on such funds.


Cemetery Segment

                                                         THREE MONTHS ENDED
                                                        --------------------
                                                             JANUARY 31,
                                                        --------------------
                                                         1999          1998        INCREASE
                                                        -------      -------       --------
                                                                  (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations ..........................       $  61.5      $  59.2       $    2.3
   Acquired Operations ..........................           6.0          0.4            5.6
   Revenue from merchandise trust funds and
    escrow accounts .............................           3.9          2.8            1.1
                                                        -------      -------       --------
                                                        $  71.4      $  62.4       $    9.0
                                                        =======      =======       ========
   CEMETERY COSTS
   ---------------
   Existing Operations ..........................       $  45.3      $  44.0       $    1.3
   Acquired Operations ..........................           5.4          0.3            5.1
                                                        -------      -------       --------
                                                        $  50.7      $  44.3       $    6.4
                                                        =======      =======       ========
   Cemetery Segment Profit ......................       $  20.7      $  18.1       $    2.6
                                                        =======      =======       ========


   Cemetery revenue increased $9.0 million, or 14%, for the three months ended January 31, 1999, compared to the corresponding period in 1998. The Company experienced a $2.3 million increase in revenue from Existing Operations resulting primarily from price increases and improved merchandising.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery revenue discussed above and the implementation of certain cost control measures, including the centralization and standardization of certain financial and administrative functions at the Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of cemeteries from February 1998 through January 1999 which are not reflected in the 1998 period presented above.

   The $1.1 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 26% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, coupled with an increase in the average yield on the merchandise funds.

Other

   Interest expense increased $4.5 million during the first quarter of fiscal year 1999 compared to the same period in 1998, as the result of an increase in average borrowings due to acquisition expenditures, partially offset by a decrease in average interest rates from 6.6% in 1998 to 6.1% in 1999. Approximately $546.8 million, or 56%, of the $972.2 million outstanding borrowings at January 31, 1999 was subject to short-term variable interest rates averaging approximately 5.6%.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company will pay a fixed rate of 4.915% and receive 3-month LIBOR. The swap expires on March 4, 2002.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $27.6 million at January 31, 1999, a decrease of approximately $9.3 million from October 31, 1998. The Company used cash of $10.6 million in its operations for the three months ended January 31, 1999, compared to $10.0 million for the corresponding period in 1998, due principally to an increase in receivables offset by an increase in net earnings and other working capital changes.

   Long-term debt at January 31, 1999 amounted to $972.2 million, compared to $924.4 million at October 31, 1998. The Company's long-term debt consisted of $546.8 million under the Company's revolving credit facilities, $401.2 million of long-term notes and $24.2 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $3.1 million of term notes incurred principally in connection with acquisitions.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit, and had a ratio of total debt to equity of 1.1 to 1.0 as of January 31, 1999 and October 31, 1998. In February 1999, the Company completed the sale of 13.6 million shares of Class A Common Stock, resulting in approximately $219 million in net proceeds, which was used principally to repay balances outstanding under its revolving credit facilities, which amounts then became available to fund the Company's continuing acquisition program and for general corporate purposes. As of March 12, 1999, the Company had a debt to equity ratio of approximately 0.7 to 1.0 and $590.2 million of additional borrowing capacity within the 1.25 to 1.0 debt-to-equity parameter, $259.2 million of which was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:


                                                                 THREE MONTHS
                                                                     ENDED
                     YEARS ENDED OCTOBER 31,                      JANUARY 31,
   -------------------------------------------------------       ------------

   1994         1995         1996        1997         1998           1999
   ----         ----         ----        ----         ----       ------------
   5.30         2.72(1)      3.98        3.65(2)      2.39(3)        3.76



________________________
(1) Pretax earnings for fiscal year 1995 includes a nonrecurring, noncash charge of $17.3 million in connection with the vesting of performance -based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43.
(2) Excludes the cumulative effect of change in accounting principles.
(3) Pretax earnings for fiscal year 1998 includes a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance -based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.02.

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

   During the three months ended January 31, 1999, the Company completed acquisitions of 20 funeral homes and three cemeteries for purchase prices aggregating approximately $37.1 million, which was funded primarily with advances under the Company's revolving credit facilities. From the beginning of this fiscal year through March 12, 1999, the Company has acquired or entered into letters of intent or definitive agreements to acquire 94 businesses for an aggregate purchase price of approximately $152.1 million, compared to $196.6 million previously reported by the Company as of January 15, 1999. During February and March of 1999, the Company renegotiated several pending acquisitions to better reflect current pricing and market conditions resulting in purchase price reductions. Further, the Company terminated negotiations with respect to one large transaction and added a number of additional commitments at lower pricing. The Company plans to finance the purchase price of pending acquisitions primarily by borrowings under its revolving credit facilities. The application of proceeds from the above-mentioned equity offering has made these amounts available under the revolving credit facilities.

   During the first quarter of 1999, Service Corporation International, one of the Company's primary competitors for acquisitions, announced that it planned to reduce significantly the level of its acquisition activity, and The Loewen Group Inc., another primary competitor for acquisitions, announced that it had terminated its acquisition activity and was offering a number of its own properties for sale. The Company believes that the resulting decline in competition for acquisitions has allowed it to negotiate prices for acquisitions at lower multiples than those paid by the Company during fiscal 1998 and prior years. While the Company believes that it may be able to consummate acquisitions during the remainder of fiscal 1999 at lower multiples than it has paid historically, there can be no assurance that that will be the case, and the lower prices may cause some potential sellers to decide not to sell their businesses.

   Although   the   Company   has  no  material  commitments   for   capital
expenditures,  the  Company  contemplates   capital   expenditures,   excluding
acquisitions, of approximately $45 million for the fiscal year ending October 31, 1999, including construction of new funeral homes and refurbishing of funeral homes recently acquired.

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

INFLATION

   Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future. For a discussion of the impact of inflation in the Mexican economy on the Company's financial statements, see Note (1)(d) to the Company's consolidated financial statements in Item 1.

OTHER

Year 2000 Issues

   OVERVIEW. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can create breakdowns or erroneous results when computers perform operations involving years later than 1999.

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

   Fifty percent of the Company's non-critical systems have completed Phase II and were either found to be compliant or were brought into compliance by completing Phases III through V. The Company anticipates that the remaining noncritical systems will be evaluated and brought into compliance by the end of the second quarter of fiscal 1999.

   In addition, the Company has distributed surveys to all of its significant vendors, financial institutions and insurers regarding their Year 2000 compliance. The Company has received responses from all of those third parties whose non-compliance could have a material adverse effect on the Company's operations. None of their responses have indicated significant problems.

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

       * Some business procedures may be interrupted if no alternative methodology is available.

   Each of these items could have a material adverse effect on the Company's operations.

   The Company has no guarantee that the systems of third parties will be brought into compliance on a timely basis. The non-compliance of a third party's system could have a material adverse effect on the Company's operations.

   THE COMPANY'S CONTINGENCY PLAN. Although the Company believes that its Year 2000 plan is adequate to achieve full system compliance on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' noncompliance. The Company anticipates completing its contingency plan by the end of June 1999.

Recent Accounting Standards

   Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending October 31, 1999. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2000. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosure about market risk is presented in
Item 7A to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 21, 1999.

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999 the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement, which became effective March 4, 1999, effectively converts $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate of 4.915%. Also, in February 1999, the Company applied approximately $215 million of the proceeds of its public equity offering to the repayment of variable-rate debt. As of March 12, 1999, the Company had outstanding $346 million of variable-rate debt, $146 million of which was not hedged by the interest rate swap agreement. Each 0.5% change in the average interest rate applicable to the Company's unhedged variable-rate debt would result in a change of approximately $0.1 million in the Company's pre-tax earnings.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There has been no change in the status of the Company's material legal proceedings during the quarter ended January 31, 1999.

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   The Company's strategic plan for the future includes the following goals:
(i) achievement of annual revenues of $1 billion which the Company expects to accomplish by fiscal year 2000; and (ii) earnings per share growth of 20% annually.

   The Company's goals for fiscal year 1999 include revenue growth of at least 20%. Although the Company has a goal for earnings per share growth of 20% for the future, the Company currently estimates earnings per share growth of 17% for fiscal year 1999 and 19% for fiscal year 2000 due to the dilutive effect on earnings per share of the sale of 13.6 million shares of Class A Common Stock in February 1999. Such shares were sold at a lower price than had been anticipated because of adverse market conditions caused primarily by Service Corporation's announcement of declining earnings.

   In addition, the Company is currently comfortable with Street expectations of $225-$250 million in acquisitions for fiscal year 1999, which is in line with the $266 million achieved in fiscal year 1998, but above the $185 million and $179 million achieved in fiscal years 1997 and 1996, respectively. For additional in formation regarding factors affecting the Company's acquisition program, see "Liquidity and Capital Resources" in Item 2. For fiscal year 1999, the Company's gross margin improvement goal is approximately 50 to 100 basis points over its fiscal year 1998 gross margin.

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

     (i) Changes in inflation and other general economic conditions both domestically and internationally, affecting financial markets (e.g. marketable security values as well as exchange rate fluctuations).

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

                           ______________________________


           Management Contracts and Compensatory Plans or Arrangements


10.1 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Joseph P. Henican, III

10.2 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and William E. Rowe

10.3 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Kenneth C. Budde

10.4 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Richard O. Baldwin, Jr.

10.5 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Brian J. Marlowe

10.6 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Brent F. Heffron

10.7 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Raymond C. Knopke, Jr.

10.8 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Ronald H. Patron

10.9 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Gerard C. Alexander

10.10 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Charles L. Tilis

10.11 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Lawrence B. Hawkins

                           ______________________________


12     Calculation of Ratio of Earnings to Fixed Charges

27     Financial Data Schedule


(b)  Reports on Form 8-K

    The Company filed a Form 8-K on December 18, 1998 reporting, under "Item 5. Other Events," the earnings release for the year ended October 31, 1998.

    The Company filed a Form 8-K on January 7, 1999 reporting, under "Item 5. Other Events," a press release announcing the proposed public offering of 12,500,000 shares of Class A Common Stock, including 650,000 shares to be offered by the selling shareholder.

    The Company filed a Form 8-K on January 29, 1999 reporting, under "Item 5. Other Events," a press release announcing the pricing of the public offering of 12,500,000 shares of Class A Common Stock, including 650,000 shares offered by the selling shareholder at $16.75 per share. The Form 8-K also included under "Item 7. Financial Statements and Exhibits," the Terms Agreement dated January 27, 1999 between the Company and the underwriters named therein and the Underwriting Agreement Basic Provisions dated January 6, 1999 between the Company and the underwriters named in the Terms Agreement.

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.




March 16, 1999                            /s/ KENNETH C. BUDDE
                                          ------------------------
                                          Kenneth C. Budde
                                          Executive Vice President
                                          President-Corporate Division
                                          Chief Financial Officer





March 16, 1999                            /s/ MICHAEL G. HYMEL
                                          ------------------------
                                          Michael G. Hymel
                                          Vice President
                                          Corporate Controller
                                          Chief Accounting Officer

                                                                                                                  Exhibit 12

                                                  STEWART ENTERPRISES, INC.
                                                      AND SUBSIDIARIES

                                    CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                   (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)



                                                                                                             THREE MONTHS
                                                          YEARS ENDED OCTOBER 31,                                 ENDED
                                          1994       1995         1996        1997            1998          JANUARY 31, 1999
                                        --------   --------     ---------   ---------      ---------        ----------------


Earnings before income taxes .........  $ 42,198   $ 41,500(1)  $  82,075   $ 106,477(2)   $  64,964(3)           $  41,759

Fixed charges:
 Interest expense ....................     8,877     22,815        26,051      38,031         43,821                 14,400
 Interest portion of lease expense ...       935      1,343         1,522       2,181          3,084                    720
                                        --------   --------     ---------   ---------      ---------               --------
Total fixed charges ..................     9,812     24,158        27,573      40,212         46,905                 15,120

Earnings before income taxes
  and fixed charges ..................  $ 52,010   $ 65,658(1)  $ 109,648   $ 146,689(2)   $ 111,869(3)           $  56,879
                                        ========   ========     =========   =========      =========              =========
Ratio of earnings to fixed charges ...      5.30       2.72(1)       3.98        3.65(2)        2.39(3)                3.76
                                        ========   ========     =========   =========      =========              =========

_________________________

(1) Includes a nonrecurring, noncash charge of $17,252 recorded in connection with the vesting of the Company's performance-based stock options.
(2) Excludes cumulative effect of change in accounting principles of $2,324 (net of $2,230 income tax benefit).
(3) Includes a nonrecurring, noncash charge of $76,762 recorded in connection with the vesting of the Company's performance-based stock options.
_________________________

During the periods presented the Company had no preferred stock outstanding. Therefore, the ratio of earnings to combined fixed charges and preference dividends was the same as the ratio of earnings to fixed charges for each of the periods presented.