Form 10-Q
period 1999-04-30
STEWART ENTERPRISES INC
filed 1999-06-14
CIK 878522

===============================================================================



             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _______TO______

                               ____________



                      COMMISSION FILE NUMBER:  0-19508

                               ____________


                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

              LOUISIANA                                        72-0693290
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


   110 VETERANS MEMORIAL BOULEVARD
         METAIRIE, LOUISIANA                                    70005
(Address of principal executive offices)                     (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880

                               ____________



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of June 9, 1999 was 108,171,623 and 3,555,020 respectively.


===============================================================================

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                                           PAGE

            Item 1. Financial Statements
            Consolidated Statements of Earnings -
             Three Months Ended April 30, 1999 and 1998 ..................     3

            Consolidated Statements of Earnings -
             Six Months Ended April 30, 1999 and 1998 ....................     4

            Consolidated Balance Sheets -
             April 30, 1999 and October 31, 1998 .........................     5

            Consolidated Statement of Shareholders' Equity -
             Six Months Ended April 30, 1999 .............................     7

            Consolidated Statements of Cash Flows -
             Six Months Ended April 30, 1999 and 1998 ....................     8

            Notes to Consolidated Financial Statements ...................    10

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations .......    15

            Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk ...................................    24


PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings ....................................   26

            Item 4.  Submission of Matters to a Vote of Security Holders ..   26

            Item 5.  Other Information ....................................   26

            Item 6.  Exhibits and Reports on Form 8-K .....................   29

            SIGNATURES ....................................................   30

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                  THREE MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                     1999               1998
                                                  ---------          ---------
Revenues:
   Funeral ................................       $ 121,158          $  91,752
   Cemetery ...............................          81,099             62,826
                                                  ---------          ---------
                                                    202,257            154,578
                                                  ---------          ---------
Costs and expenses:
   Funeral ................................          80,114             61,209
   Cemetery ...............................          56,515             43,823
                                                  ---------          ---------
                                                    136,629            105,032
   Gross profit ...........................          65,628             49,546
Corporate  general  and  administrative
 expenses .................................           4,333              4,144
                                                  ---------          ---------
   Operating earnings before performance-
    based stock options ...................          61,295             45,402
Performance-based stock options ...........              --             76,762
                                                  ---------          ---------
   Operating earnings (loss) ..............          61,295            (31,360)
Interest expense ..........................         (12,795)           (10,081)
Investment and other income ...............           2,150              1,676
                                                  ---------          ---------
   Earnings (loss) before income taxes ....          50,650            (39,765)
Income taxes (benefit) ....................          18,487            (13,719)
                                                  ---------          ---------
   Net earnings(loss) .....................       $  32,163          $ (26,046)
                                                  =========          =========


Net earnings (loss) per share:
   Basic: .................................       $     .29          $    (.27)
                                                  =========          =========
   Diluted  ...............................       $     .29          $    (.27)
                                                  =========          =========


Weighted average shares outstanding
 (in thousands):
   Basic ..................................         111,707             97,547
                                                  =========           ========
   Diluted ................................         112,192             97,547
                                                  =========           ========

Dividends per share .......................       $     .02           $    .01
                                                  =========           ========

         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                   SIX MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                     1999               1998
                                                  ---------          ---------

Revenues:
   Funeral ................................       $ 232,641          $ 178,670
   Cemetery ...............................         152,537            125,217
                                                  ---------          ---------
                                                    385,178            303,887
                                                  ---------          ---------
Costs and expenses:
   Funeral ................................         153,372            120,070
   Cemetery ...............................         107,188             88,154
                                                  ---------          ---------
                                                    260,560            208,224
                                                  ---------          ---------
   Gross profit ...........................         124,618             95,663
Corporate  general  and  administrative
 expenses .................................           8,348              8,168
                                                  ---------          ---------
   Operating earnings before performance-
    based stock options ...................         116,270             87,495
Performance-based stock options ...........              --             76,762
                                                  ---------          ---------
   Operating earnings .....................         116,270             10,733
Interest expense ..........................         (27,195)           (20,027)
Investment and other income ...............           3,334              3,034
                                                  ---------          ---------
   Earnings (loss) before income taxes ....          92,409             (6,260)
Income taxes (benefit) ....................          33,729             (2,160)
                                                  ---------          ---------
   Net earnings (loss) ....................       $  58,680          $  (4,100)
                                                  =========          =========

Net earnings (loss) per share:
   Basic ..................................       $     .56          $    (.04)
                                                  =========          =========
   Diluted ................................       $     .56          $    (.04)
                                                  =========          =========

Weighted average shares outstanding
 (in thousands):
   Basic ..................................         104,687             97,473
                                                  =========          =========
   Diluted ................................         105,286             97,473
                                                  =========          =========

Dividends per share .......................       $     .04          $     .02
                                                  =========          =========


         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                              APRIL 30,       OCTOBER 31,
                  ASSETS                                        1999             1998
                  ------                                      ----------      ----------

Current assets:
   Cash and cash equivalent investments ................      $   34,923      $   30,733
   Marketable securities ...............................           7,890           6,120
   Receivables, net of allowances ......................         211,349         171,849
   Inventories .........................................          52,679          48,833
   Prepaid expenses ....................................           7,077           3,870
                                                              ----------      ----------
      Total current assets ..............................        313,918         261,405
Receivables due beyond one year, net of allowances ......        315,910         257,773
Intangible assets .......................................        641,621         573,006
Deferred charges  .......................................        110,248         100,432
Cemetery property, at cost ..............................        437,379         382,972
Property and equipment, at cost:
   Land .................................................         82,409          75,032
   Buildings ............................................        305,555         284,590
   Equipment and other ..................................        144,655         127,951
                                                              ----------      ----------
                                                                 532,619         487,573
   Less accumulated depreciation ........................        117,436         105,834
                                                              ----------      ----------
   Net property and equipment ...........................        415,183         381,739
Long-term investments ...................................         80,675          68,014
Merchandise trust, less estimated cost to deliver .......         62,743          41,160
Other assets ............................................          7,514           5,301
                                                              ----------      ----------
                                                              $2,385,191      $2,071,802
                                                              ==========      ==========

                                                                             (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                          APRIL 30,      OCTOBER 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                1999            1998
        ------------------------------------             ----------      ----------
Current liabilities:
   Current maturities of long-term debt .............    $   10,630      $   11,219
   Accounts payable .................................        19,198          19,048
   Accrued payroll ..................................        17,969          21,074
   Accrued insurance ................................        14,000          12,420
   Accrued interest .................................        14,056          13,440
   Accrued other ....................................        26,292          19,369
   Income taxes payable .............................        16,045           8,245
   Deferred income taxes ............................        14,348          13,967
                                                         ----------      ----------
      Total current liabilities  ....................       132,538         118,782
Long-term debt, less current maturities .............       900,897         913,215
Deferred income taxes ...............................        94,743          92,231
Deferred revenue  ...................................       118,164          98,775
Other long-term liabilities .........................        12,742           9,509
                                                         ----------      ----------
      Total liabilities  ............................     1,259,084       1,232,512
                                                         ----------      ----------
Commitments and contingencies (Notes 3 and 8)

Shareholders' equity:
   Preferred stock, $1.00 par value, 5,000,000
    shares authorized; no shares issued .............            --              --
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares; issued
       and outstanding 108,152,625 and 94,472,844
       shares at April 30, 1999 and October 31, 1998,
       respectively .................................        108,153         94,473
      Class B authorized 5,000,000 shares; issued
       and outstanding 3,555,020 shares at
       April 30, 1999 and October 31, 1998;
       10 votes per share; convertible into an equal
       number of Class A shares .....................         3,555           3,555
   Additional paid-in capital .......................       698,152         492,177
   Retained earnings ................................       369,624         315,140
   Cumulative foreign translation adjustment ........       (57,399)        (64,887)
   Unrealized appreciation (depreciation) of
    investments  ....................................         4,022          (1,168)
                                                         ----------      ----------
      Total shareholders' equity ....................     1,126,107         839,290
                                                         ----------      ----------
                                                         $2,385,191      $2,071,802
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


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    UNREALIZED
                                      COMMON STOCK                                   CUMULATIVE    APPRECIATION
                              ----------------------------    ADDITIONAL              FOREIGN     (DEPRECIATION)        TOTAL
                                SHARES -                       PAID-IN    RETAINED   TRANSLATION        OF           SHAREHOLDERS'
                               CLASSES A AND B(1) AMOUNT       CAPITAL    EARNINGS   ADJUSTMENT     INVESTMENTS         EQUITY
                              ------------------ ---------   -----------  --------  -------------  --------------    -------------
                                (IN THOUSANDS)

Balance October 31, 1998......      98,028       $   98,028  $  492,177   $  315,140   $  (64,887)  $   (1,168)      $  839,290
Comprehensive income:
 Net earnings.................                                                58,680                                     58,680

 Other comprehensive income:
   Foreign translation
    adjustment................                                                              7,488                         7,488
   Unrealized appreciation of
    investments...............                                                                           8,173            8,173
   Deferred income tax expense
    on unrealized appreciation
    of investments............                                                                          (2,983)          (2,983)
                                ----------       ----------  ----------   ----------   ----------   ----------       ----------
   Total other comprehensive
    income....................                                                              7,488        5,190           12,678
                                ----------       ----------  ----------   ----------   ----------   ----------       ----------
 Total comprehensive income...                                                58,680        7,488        5,190           71,358

Sales of common stock.........      13,680           13,680     205,975                                                 219,655
Dividends ($.04 per share)....                                                (4,196)                                    (4,196)
                                ----------       ----------  ----------   ----------   ----------   ----------       ----------
Balance April 30, 1999........     111,708       $  111,708  $  698,152   $  369,624   $  (57,399)  $    4,022       $1,126,107
                                ==========       ==========  ==========   ==========   ==========   ==========       ==========

(1)    Includes 3,555 shares (in thousands) of Class B Common Stock.





         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              SIX MONTHS ENDED APRIL 30,
                                                                             ----------------------------
                                                                               1999                1998
                                                                             --------            --------

Cash flows from operating activities:
   Net earnings (loss)................................................       $   58,680          $   (4,100)
   Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
      Performance-based stock options.................................                -              76,762
      Depreciation and amortization...................................           21,470              15,115
      Provision for doubtful accounts.................................           15,058              12,327
      Net gains on sales of marketable securities.....................           (2,259)             (1,632)
      Benefit for deferred income taxes...............................             (731)             (3,549)
      Changes in assets and liabilities net of effects from
       acquisitions:
        Increase in prearranged funeral trust receivables.............          (17,978)            (10,002)
        Increase in other receivables.................................          (70,230)            (41,074)
        Increase in deferred charges and intangible assets............           (9,244)             (9,533)
        (Increase) decrease in inventories and cemetery property......            3,376              (4,855)
        Increase in merchandise trust, less estimated cost
          to deliver merchandise......................................          (20,335)            (13,597)
        Increase (decrease) in accounts payable and accrued expenses..            7,886              (9,907)
        Increase (decrease) in deferred revenue.......................           11,807              (4,300)
        (Increase) decrease in other..................................           (6,606)                262
                                                                             ----------          ----------
        Net cash provided by (used in) operating activities...........           (9,106)              1,917
                                                                             ----------          ----------


Cash flows from investing activities:
   Proceeds from sales of marketable securities.......................           10,647              11,082
   Purchases of marketable securities and long-term investments.......          (18,025)            (12,877)
   Purchases of subsidiaries, net of cash, seller financing
     and stock issued.................................................         (152,016)            (47,997)
   Additions to property and equipment................................          (22,348)            (19,099)
   Other..............................................................              479               1,837
                                                                             ----------          ----------
        Net cash used in investing activities.........................         (181,263)            (67,054)
                                                                             ----------          ----------

                                                                                                 (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                                               SIX MONTHS ENDED APRIL 30,
                                                                             ------------------------------
                                                                               1999                  1998
                                                                             --------              --------
Cash flows from financing activities:
   Proceeds from long-term debt.......................................       $ 200,847             $ 380,741
   Repayments of long-term debt.......................................        (221,970)             (251,685)
   Retirement of performance-based stock options......................               -               (69,431)
   Issuance of common stock...........................................         219,655                11,009
   Dividends..........................................................          (4,196)               (1,950)
   Purchase and retirement of common stock............................               -                (9,101)
                                                                             ---------             ---------
      Net cash provided by financing activities.......................         194,336                59,583
                                                                             ---------             ---------

Effect of exchange rates on cash and cash equivalents.................             223                (1,145)
                                                                             ---------             ---------

Net increase (decrease) in cash.......................................           4,190                (6,699)
Cash and cash equivalents, beginning of period........................          30,733                31,640
                                                                             ---------             ---------
Cash and cash equivalents, end of period..............................       $  34,923             $  24,941
                                                                             =========             =========


Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes....................................................       $  25,200             $   5,700
      Interest........................................................       $  26,600             $  17,900

   Noncash investing and financing activity:
      Subsidiaries acquired with common stock.........................       $       -             $     200










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

   As of April 30, 1999, the Company owned and operated 619 funeral homes and 157 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the six months ended April 30, 1999, foreign operations contributed approximately 20% of total revenue and, as of April 30, 1999, represented approximately 20% of total assets.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of April 30, 1999, and for the three and six months ended April 30, 1999 and 1998, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

   The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1999.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. As of January 1, 1999, the Mexican economy was no longer considered highly inflationary by the SEC staff. Accordingly, subsequent to January 1, 1999, gains and losses resulting from translation of the financial statements of the Company's Mexican operations are reflected in shareholders' equity, and the functional currency used by the Company's Mexican operations returned to the Mexican peso. These changes did not have a material effect on the Company's results of operations for fiscal year 1998 or the first six months of fiscal year 1999.

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

(2) ACQUISITIONS

   During the six months ended April 30, 1999, the Company purchased 68 funeral homes and 17 cemeteries, compared to 41 funeral homes and two cemeteries purchased during the six months ended April 30, 1998.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the six months ended April 30, 1999, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(2) ACQUISITIONS--(CONTINUED)

                                                                     SIX MONTHS ENDED APRIL 30,
                                                                   ------------------------------
                                                                     1999                  1998
                                                                   --------              --------
                                                                             (Unaudited)
   Revenues.....................................................   $ 402,324             $ 328,009
                                                                   =========             =========
   Operating earnings before performance-based stock options....   $ 117,285             $  88,598
                                                                   =========             =========

   Net earnings (loss)..........................................   $  56,887             $  (6,827)
                                                                   =========             =========

   Basic earnings (loss) per share..............................   $     .54             $    (.07)
                                                                   =========             =========
   Diluted earnings (loss) per share............................   $     .54             $    (.07)
                                                                   =========             =========
   Weighted average shares outstanding (in thousands):
      Basic.....................................................     104,687                97,473
                                                                   =========             =========
      Diluted...................................................     105,286                97,473
                                                                   =========             =========


   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:


                                                                     SIX  MONTHS ENDED APRIL 30,
                                                                   ------------------------------
                                                                     1999                  1998
                                                                   --------              --------
                                                                             (Unaudited)
   Current assets...............................................   $  22,591             $   5,345
   Receivables due beyond one year..............................           2                     -
   Cemetery property............................................      59,105                 7,902
   Property and equipment, net..................................      20,212                 7,792
   Deferred charges and other assets............................         745                    25
   Intangible assets, net.......................................      78,019                46,977
   Current liabilities..........................................      (6,191)               (3,660)
   Long-term debt...............................................     (10,449)              (15,279)
   Other long-term liabilities..................................     (12,018)                 (905)
                                                                   ---------             ---------
                                                                     152,016                48,197
   Common stock used for acquisitions...........................           -                   200
                                                                   ---------             ---------
   Cash used for acquisitions...................................   $ 152,016             $  47,997
                                                                   =========             =========


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

(4) RECENT ACCOUNTING STANDARDS

   Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending October 31, 1999, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The effect of these pronouncements on the
Company's consolidated financial condition and results of operations is not expected to be material.

(5) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                              EARNINGS       SHARES       PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     DATA
                                                           ------------- --------------- -----------
    THREE MONTHS ENDED APRIL 30, 1999
  -------------------------------------
   Net earnings..........................................  $  32,163
                                                           =========
   Basic   earnings  per share:
      Net earnings available to common shareholders......  $  32,163           111,707     $     .29
                                                                                           =========
   Effect of dilutive securities:
      Time-vest stock options assumed exercised..........          -               485
                                                           ---------         ---------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised..  $  32,163           112,192     $    .29
                                                           =========         =========     ========

                                                              EARNINGS       SHARES       PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     DATA
                                                           ------------- --------------- -----------
    SIX MONTHS ENDED APRIL 30, 1999
  -------------------------------------
   Net earnings..........................................  $  58,680
                                                           =========
   Basic  earnings   per share:
      Net earnings available to common shareholders......  $  58,680           104,687     $    .56
                                                                                           ========
   Effect of dilutive securities:
      Time-vest stock options assumed exercised..........          -               599
                                                           ---------         ---------
   Diluted earnings per share:
      Net earnings available to common shareholders......
         plus time-vest stock options assumed exercised..  $  58,680           105,286     $    .56
                                                           =========         =========     ========

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(5)   RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA--(CONTINUED)

   Options to purchase 1,602,974 and 1,468,866 shares of common stock at prices ranging from $17.13 to $27.25 were outstanding during the three and six months ended April 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire on January 2, 2001, October 31, 2001 and July 31, 2004, were still outstanding at April 30, 1999.

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

(6) EQUITY OFFERING

   On February 2, 1999, the Company completed the sale of 13,627,500 shares of Class A Common Stock, resulting in approximately $219,000 in net proceeds, which were used principally to repay balances outstanding under its revolving credit facilities, which amounts then became available to fund the Company's continuing acquisition program and for general corporate purposes.

(7) INTEREST RATE SWAP

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement, which became effective March 4, 1999, effectively converts $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate of 4.915%. The net amount to be paid or received at the end of each 90-day settlement period under the swap agreement is recorded as an adjustment to interest expense. The estimated fair value, based on quoted market prices, of the interest rate swap as of April 30, 1999 was $3,305.

(8) SUBSEQUENT EVENTS

   Subsequent to April 30, 1999, the Company acquired or entered into letters of intent or definitive agreements to acquire 11 funeral homes and four cemeteries for purchase prices aggregating approximately $19,127.

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

   The Company generally recognizes as revenue on a current basis from trust funds and escrow accounts all dividends, interest and net realized capital gains in excess of the amount to be deferred to offset expected increases in future costs of performing prearranged funeral services. Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds, including those in Puerto Rico and Canada and excluding those in Mexico, which include investments in common stock, the Company seeks an overall annual rate of return of approximately 8.5% to 9.0%. In the past three years, such funds have generated overall annual rates of return in that range. However, no assurance can be given that the Company will be successful in achieving any particular rate of return.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

Funeral Segment


                                                                     THREE MONTHS ENDED
                                                                          APRIL 30,
                                                                   ---------------------
                                                                     1999         1998         INCREASE
                                                                   --------     --------     ------------
                                                                              (In millions)
    FUNERAL REVENUE
   -----------------
   Existing Operations.......................................      $  88.9      $  83.4        $   5.5
   Acquired Operations.......................................         20.2          0.7           19.5
   Revenue from prearranged funeral trust funds and
    escrow accounts..........................................         12.1          7.7            4.4
                                                                   -------      -------        -------
                                                                   $ 121.2      $  91.8        $  29.4
                                                                   =======      =======        =======

    FUNERAL COSTS
   ---------------
   Existing Operations.......................................      $  63.6      $  60.6        $   3.0
   Acquired Operations.......................................         16.5          0.6           15.9
                                                                   -------      -------        -------
                                                                   $  80.1      $  61.2        $  18.9
                                                                   =======      =======        =======
   Funeral Segment Profit....................................      $  41.1      $  30.6        $  10.5
                                                                   =======      =======        =======


   Funeral revenue increased $29.4 million, or 32%, for the three months ended April 30, 1999, compared to the corresponding period in 1998. The Company experienced a $5.5 million, or 6.6%, increase in revenue from Existing Operations as a result of a 2.0% increase in the number of domestic funeral services performed by Existing Operations (1.0% increase worldwide) coupled with a 0.5% increase in the average revenue per domestic funeral service performed by Existing Operations (4.4% increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was primarily due to price increases and improved merchandising.

   The Company strives to maintain an appropriate balance between its funeral and cemetery operations, its domestic and international operations and its atneed and preneed sales. In this regard, one of the Company's strategies is to achieve annual increases of 5% to 7% in worldwide revenue per funeral service performed by Existing Operations and to achieve that growth primarily through improved pricing and merchandising.


   For the three months ended April 30, 1999, the average revenue per funeral service performed by existing funeral homes increased 4.4% worldwide, excluding the effect of foreign currency translation which was slightly below this objective; however, for the six months ended April 30, 1999, the Company experienced a 5.3% worldwide increase, excluding the effect of foreign currency translation, in the average revenue per funeral service performed by its existing funeral homes. Moreover, the Company achieved a $9.8 million, or 16.6%, increase and a $12.0 million, or 10.2%, increase in revenue from its existing cemeteries for the three and six months ended April 30, 1999, respectively, thus demonstrating the earnings stability derived from the Company's balanced strategy.

   Existing  Operations  achieved  improved  profit margins resulting primarily from the increased cost control measures, including the Company's centralization and standardization of certain financial and administrative functions through the Company's Shared Services Center, the increased average revenue per funeral service and the increase in funeral services performed mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition and construction of funeral homes from May 1998 through April 1999 which are not reflected in the 1998 period presented above.

   The $4.4 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 23% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with a slight increase in the average yield on the North American funds (excluding those in Mexico). The return of the peso-denominated investments of the Company's Mexican subsidiaries, which comprise less than 10% of the Company's total funeral trust portfolio, averaged 27% for the current quarter on an annualized basis. The return on the Mexican funds partially offset the approximate 18% inflation experienced over the last 12 months.

Cemetery Segment


                                                                        THREE MONTHS ENDED
                                                                            APRIL 30,
                                                                      ----------------------
                                                                        1999          1998     INCREASE
                                                                      --------      -------- ------------
                                                                                (In millions)
   CEMETERY REVENUE
  ------------------
   Existing Operations..........................................      $  68.7       $  58.9     $   9.8
   Acquired Operations..........................................          6.8           0.6         6.2
   Revenue from merchandise trust funds and
    escrow accounts.............................................          5.6           3.3         2.3
                                                                      -------       -------     -------
                                                                      $  81.1       $  62.8     $  18.3
                                                                      =======       =======     =======
   CEMETERY COSTS
  ----------------
   Existing Operations..........................................      $  50.6       $  43.5     $   7.1
   Acquired Operations..........................................          5.9           0.3         5.6
                                                                      -------       -------     -------
                                                                      $  56.5       $  43.8     $  12.7
                                                                      =======       =======     =======
   Cemetery Segment Profit......................................      $  24.6       $  19.0     $   5.6
                                                                      =======       =======     =======


   Cemetery revenue increased $18.3 million, or 29%, for the three months ended April 30, 1999, compared to the corresponding period in 1998. The Company experienced a $9.8 million, or 16.6%, increase in revenue from Existing
Operations resulting primarily from an increase in preneed cemetery sales, price increases and improved merchandising.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above and the implementation of certain cost control measures, including the centralization and standardization of certain financial and administrative functions at the Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from May 1998 through April 1999 which are not reflected in the 1998 period presented above.

   The $2.3 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 27% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, coupled with an increase in the average yield on the merchandise funds.

Other

   During the quarter ended April 30, 1998, the Company achieved the performance goal for the performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a nonrecurring, noncash charge to earnings of approximately $76.8 million (approximately $50.3 million or $.51 per share, after-tax) in the second quarter of fiscal year 1998.

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

   Interest expense increased $2.7 million during the second quarter of fiscal year 1999 compared to the same period in 1998, as the result of an increase in average borrowings due principally to acquisition expenditures, partially offset by a decrease in average interest rates from 6.3% in 1998 to 6.0% in 1999.

   Other income increased $.5 million during the second quarter of fiscal year 1999 compared to the same period in 1998 primarily due to investment earnings from cash balances. Funds set aside for growth prospects were not deployed as quickly as anticipated and were temporarily invested resulting in approximately $1 million of investment earnings included in other income. The increase in other income was offset by a corresponding increase in interest expense incurred as these funds were not used to pay down the Company's revolving credit line.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company will pay a fixed rate of 4.915% and receive three-month LIBOR. The swap expires on March 4, 2002.

   As of April 30, 1999, the Company's outstanding borrowings totaled $911.5 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 69% was fixed-rate debt, with the remaining 31% subject to short-term variable interest rates averaging approximately 5.2%.


Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

Funeral Segment


                                                                        SIX MONTHS ENDED
                                                                             APRIL 30,
                                                                      --------------------         INCREASE
                                                                        1999        1998          (DECREASE)
                                                                      --------    --------       ------------
                                                                               (In millions)
    FUNERAL REVENUE
   -----------------
   Existing Operations..........................................      $ 165.9     $ 161.3        $   4.6
   Acquired Operations..........................................         45.7         4.7           41.0
   Revenue from prearranged funeral trust funds and
    escrow accounts.............................................         21.0        12.7            8.3
                                                                      -------     -------        -------
                                                                      $ 232.6     $ 178.7        $  53.9
                                                                      =======     =======        =======

    FUNERAL COSTS
   ---------------
   Existing Operations..........................................      $ 115.8     $ 116.1        $  (0.3)
   Acquired Operations..........................................         37.6         4.0           33.6
                                                                      -------     -------        -------
                                                                      $ 153.4     $ 120.1        $  33.3
                                                                      =======     =======        =======
   Funeral Segment Profit.......................................      $  79.2     $  58.6        $  20.6
                                                                      =======     =======        =======



   Funeral revenue increased $53.9 million, or 30%, for the six months ended April 30, 1999, compared to the corresponding period in 1998. The Company experienced a $4.6 million, or 2.9%, increase in revenue from Existing Operations as a result of a 2.5% increase in the average revenue per domestic funeral service performed by Existing Operations (5.3% increase worldwide, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Slightly offsetting this increase in revenue was a 2.4% decrease in the number of domestic funeral services performed by Existing Operations (2.8% decrease worldwide).

   The $.3 million, or .3%, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center. Existing Operations achieved improved profit margins resulting primarily from these increased cost control measures and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition and construction of funeral homes from May 1998 through April 1999 which are not reflected in the 1998 period presented above.

   The increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 23% growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the average yield on the North American funds (excluding those in Mexico). The return of the peso-denominated investments of the Company's Mexican subsidiaries, which comprise less than 10% of the Company's total funeral trust portfolio, averaged 23% for the six months ended on April 30, 1999 on an annualized basis. The return on the Mexican funds partially offset the approximate 18% inflation experienced over the last 12 months.

Cemetery Segment


                                                                         SIX MONTHS ENDED
                                                                             APRIL 30,
                                                                       --------------------
                                                                         1999        1998     INCREASE
                                                                       --------    --------   --------
                                                                               (In millions)
   CEMETERY REVENUE
  ------------------
   Existing Operations..........................................       $ 129.8     $ 117.8    $  12.0
   Acquired Operations..........................................          13.3         1.3       12.0
   Revenue from merchandise trust funds and
    escrow accounts.............................................           9.4         6.1        3.3
                                                                       -------     -------     ------
                                                                       $ 152.5     $ 125.2     $ 27.3
                                                                       =======     =======     ======
    CEMETERY COSTS
   ----------------
   Existing Operations..........................................       $  95.7     $  87.3     $  8.4
   Acquired Operations..........................................          11.5         0.9       10.6
                                                                       -------     -------     ------
                                                                       $ 107.2     $  88.2     $ 19.0
                                                                       =======     =======     ======
   Cemetery Segment Profit......................................       $  45.3     $  37.0     $  8.3
                                                                       =======     =======     ======


   Cemetery revenue increased $27.3 million, or 21.8%, for the six months ended April 30, 1999, compared to the corresponding period in 1998, due principally to a $12.0 million, or 10.2%, increase in revenue from Existing Operations. The increase in revenue from Existing Operations resulted primarily from an increase in preneed cemetery sales, price increases and improved merchandising.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above and the implementation of certain cost control measures including the centralization and standardization of certain financial and administrative functions at the Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from May 1998 through April 1999 which are not reflected in the 1998 period presented above.

   The $3.3 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 25% growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds, coupled with an increase in the average yield on the merchandise funds.

Other

   In  April  1998,  the  Company  achieved  the  performance  goal   for   the
performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a nonrecurring, noncash charge to earnings of approximately $76.8 million (approximately $50.3 million, or $.51 per share, after-tax) in April 1998.

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

   Interest expense increased $7.2 million during the first six months of fiscal year 1999 compared to the same period in 1998, resulting from an increase in average borrowings due principally to acquisition expenditures, partially offset by a decrease in average interest rates from 6.5% in 1998 to 6.2% in 1999.

   Other income increased $.3 million during the first six months of fiscal year 1999 compared to the comparable period in 1998 primarily due to investment earnings from cash balances. Funds set aside for growth prospects were not deployed as quickly as anticipated and were temporarily invested resulting in approximately $1 million of investment earnings included in other income. The increase in other income was offset by a corresponding increase in interest expense incurred as these funds were not used to pay down the Company's revolving credit line.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company will pay a fixed rate of 4.915% and receive three-month LIBOR. The swap expires on March 4, 2002.

   As of April 30, 1999, the Company's outstanding borrowings totaled $911.5 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 69% was fixed-rate debt, with the remaining 31% subject to short-term variable interest rates averaging approximately 5.2%.


LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $42.8 million at April 30, 1999, an increase of approximately $6.0 million from October 31, 1998. The Company used cash of $9.1 million in its operations for the six months ended April 30, 1999, compared to $1.9 million provided by operations for the corresponding period in 1998, due principally to an increase in receivables partially offset by an increase in net earnings and other working capital changes.

   Long-term debt at April 30, 1999 amounted to $911.5 million, compared to $924.4 million at October 31, 1998. The Company's long-term debt consisted of $486.0 million under the Company's revolving credit facilities, $401.1 million of long-term notes and $24.4 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $3.4 million of term notes incurred principally in connection with acquisitions.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of .8 to 1.0 and 1.1 to 1.0 as of April 30, 1999 and October 31, 1998, respectively. In February 1999, the Company completed the sale of 13.6 million shares of Class A Common Stock, resulting in approximately $219 million in net proceeds, which was used principally to repay balances outstanding under its revolving credit facilities, which amounts then became available to fund the Company's continuing acquisition program and for general corporate purposes. As of June 9, 1999, the Company had a debt-to-equity ratio of approximately .8 to 1.0 and $486.1 million of additional borrowing capacity within the 1.25 to 1.0 debt-to-equity parameter, $109.6 million of which was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:



                     YEARS ENDED OCTOBER 31,                    SIX MONTHS
                                                                   ENDED
    --------------------------------------------------------     APRIL 30,
      1994        1995        1996        1997        1998         1999
    --------    --------    --------    --------    --------    -----------
      5.30        2.72(1)     3.98        3.65(2)     2.39(3)      4.23

______________________

(1) Pretax earnings for fiscal year 1995 includes a nonrecurring, noncash charge of $17.3 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43.
(2) Excludes the cumulative effect of change in accounting principles.
(3) Pretax earnings for fiscal year 1998 includes a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.02.

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

   During the six months ended April 30, 1999, the Company completed acquisitions of 68 funeral homes and 17 cemeteries for purchase prices aggregating approximately $148.4 million, which was funded primarily with advances under the Company's revolving credit facilities. From the beginning of this fiscal year through June 9, 1999, the Company has acquired or entered into letters of intent or definitive agreements to acquire 100 businesses for an aggregate purchase price of approximately $167.5 million, compared to $196.6 million reported by the Company as of January 15, 1999. During February and March of 1999, the Company renegotiated several pending acquisitions to better reflect current pricing and market conditions, resulting in purchase price reductions. Further, the Company terminated negotiations with respect to one large transaction and added a number of additional commitments at lower pricing. The Company plans to finance the purchase price of pending acquisitions primarily by borrowings under its revolving credit facilities. After application of the proceeds from the above-mentioned equity offering, additional capacity became available under the revolving credit facilities.

   During the first quarter of 1999, Service Corporation International, one of the Company's primary competitors for acquisitions, announced that it planned to reduce significantly the level of its acquisition activity. The Loewen Group Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, the fourth largest public death care company and another of the Company's competitors for acquisitions, Equity Corporation International, merged with Service Corporation International. The Company believes that the resulting decline in competition for acquisitions has allowed it to negotiate prices for acquisitions at lower multiples than those paid by the Company during fiscal year 1998 and prior years. Previously, the Company's objective was to pay no more than eight times management's estimate of what an acquired firm's EBIT (earnings before interest and taxes) would be for the first twelve months after the acquisition, although the Company sometimes paid somewhat higher prices for strategic reasons. In any case, management's objective was for the acquired firm to be additive to the Company's earnings per share in the first twelve months after its acquisition.

   Under its new pricing parameters, the Company's objective is to pay six to eight times management's estimate of what the acquired firm's EBIT would be for the first twelve months after the acquisition and within eight times EBIT overall, including strategic acquisitions. In any case, management's objective is still for the acquired firm to be additive to the Company's earnings per share in the first twelve months after its acquisition.

   While the Company believes that it may be able to consummate acquisitions during the remainder of fiscal year 1999 at lower multiples than it has paid historically, there can be no assurance that this will be the case, and the lower prices may cause some potential sellers to decide not to sell their businesses.

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

   THE COMPANY'S STATE OF READINESS. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of the third quarter of fiscal year 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in five phases:

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

  *  Phase  II:   Assessment  - Identify and evaluate all systems for Year 2000 compliance

  *  Phase III:   Compliance - Complete necessary Year 2000 modifications

  *  Phase  IV:   Testing - Test  all modified systems for Year 2000 compliance

  *  Phase V:   Implementation  -  Return  Year 2000 compliant systems to daily operation


   Phase I has been completed. Additionally, all of the Company's critical systems have completed Phase II and 95% were found to be compliant or made to be compliant by completing Phases III through V. The remaining 5% of the Company's critical systems have commenced Phase III through Phase V, and the Company anticipates that these systems will be brought into compliance by the end of the third quarter of fiscal year 1999.

   Seventy percent of the Company's non-critical systems have completed Phase II and were either found to be compliant or were brought into compliance by completing Phases III through V. The Company anticipates that the remaining noncritical systems will be evaluated and brought into compliance by the end of the third quarter of fiscal year 1999.

   In addition, the Company has distributed surveys to all of its significant vendors, financial institutions and insurers regarding their Year 2000 compliance. The Company has received responses from all of those third parties whose non-compliance could have a material adverse effect on the Company's operations. None of their responses have indicated significant problems.

 THE COSTS INVOLVED. Because many of the Company's computer systems have been replaced in recent years as part of the Company's on-going goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low. To date, the Company has incurred expenses of approximately $80,000 for external consultants, software and hardware applications in implementing its compliance plan. The Company does not separately track the internal costs incurred for the year 2000 project. Such costs are principally payroll-related costs for the Company's information technology group. Management estimates that the total external cost to be incurred by the Company to complete its compliance plan will be approximately $175,000. All costs related to the Year 2000 compliance plan are included in the Information Systems budget and are based on management's best estimates. There can be no guarantee that actual results will not differ from those estimated or that such difference will not be material.

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

 THE COMPANY'S CONTINGENCY PLAN. Although the Company believes that its Year 2000 plan is adequate to achieve full system compliance on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' noncompliance. The Company anticipates completing its contingency plan by the end of the third quarter of fiscal year 1999.

Recent Accounting Standards

   Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," is required to be implemented during the Company's fiscal year ending October 31, 1999. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosure  about  market  risk is presented in
Item 7A to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 21, 1999. The following disclosure discusses only those instances in which the market risk has changed by more than 10% from the annual disclosure.

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

MARKETABLE EQUITY SECURITIES

   As of April 30, 1999, the Company's marketable equity securities consisted principally of investments in its prearranged funeral, merchandise and perpetual care trust and escrow accounts and had a fair value of $417.0 million determined using final sale prices quoted on stock exchanges. Each 10% change in the average market prices of the equity securities held in such accounts would result in a change of approximately $41.7 million in the fair value of such accounts.

   The Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5 and 6 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company's Board of Directors with the assistance of third party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

FOREIGN CURRENCY

   The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the six months ended April 30, 1999, each 10% change in the average exchange rate between such currencies and the U.S. dollar would result in a change of approximately $3.8 million on an annualized basis in the Company's pre-tax earnings.

   The Company does not currently hedge its investments in foreign subsidiaries; however, the Company continually monitors the exchange rates of its foreign currencies to determine whether hedging transactions would be appropriate.

INTEREST

   The Company has entered into various fixed and variable rate debt obligations, which are detailed in Note 11 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

   As of April 30,1999, the carrying value of the Company's long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $438.1 million, compared to fair value of $432.7 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Each 0.5% change in average interest rates applicable to such debt would result in a change of approximately $6.6 million in the fair value of these instruments. If these instruments are held to maturity, the Company will not realize any changes in fair value.

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999 the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement, which became effective March 4, 1999, effectively converts $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate of 4.915%. The estimated fair value of the interest rate swap as of April 30, 1999, based on quoted market prices, was $3.3 million. A hypothetical 1% increase in the pay rate would result in an increase in interest expense of approximately $2.0 million. A hypothetical 1% increase in the receive rate would decrease interest expense by a corresponding amount. Any fluctuations in the receive rate would be offset by a decrease in interest expense on the Company's variable-rate debt, to the extent the variable-rate debt is hedged by the interest swap. Also, in February 1999, the Company applied approximately $215 million of the proceeds of its public equity offering to the repayment of variable-rate debt. As of June 9, 1999, the Company had $921.5 million of outstanding borrowings, $296.0 million of which was not hedged by the interest rate swap agreement and was subject to short-term variable interest rates. Each 0.5% change in the average interest rate applicable to the Company's unhedged variable-rate debt would result in a change of approximately $0.1 million in the Company's pre-tax earnings.

   The Company monitors its mix of fixed and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable rate revolving credit facilities with fixed-rate debt, or by entering into interest rate swaps.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There has been no change in the status of the Company's material legal proceedings during the quarter ended April 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 1999 annual meeting of shareholders was held on April 9, 1999. All director nominees were elected. The voting tabulation was as follows:
William E. Rowe:  130,727,126  votes  for;  959,243  votes  withheld;  James W.
McFarland:  130,816,838  votes  for;  869,531 votes withheld; Kenneth C. Budde:
130,748,316 votes for; 938,053 votes withheld. The proposal to ratify the appointment of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the fiscal year ending October 31, 1999 was approved. The voting tabulation was as follows: 131,324,926 votes for; 176,447 votes against; and 184,996 abstentions.

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

   In addition, the Company is currently comfortable with expectations of $225 million in acquisition commitments in fiscal year 1999, although part of these acquisitions may not close until fiscal year 2000. For additional information regarding factors affecting the Company's acquisition program, see "Liquidity and Capital Resources" in Item 2. For fiscal year 1999, the Company's gross margin improvement goal is approximately 50 to 100 basis points over its fiscal year 1998 gross margin.

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

      (d)The  amount  and   rate   of  growth  in  the  Company's  general  and
         administrative expenses.

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

      (h)Changes in government regulation, including tax rates and their effects on corporate structure.

      (i)Changes  in  inflation  and other  general  economic  conditions  both
         domestically and internationally,  affecting   financial markets (e.g.
         marketable security values as well as exchange rate fluctuations).

      (j)Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

      (k)Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

      (l)The ability of the Company and its significant vendors, financial institutions and insurers to achieve Year 2000 compliance on a timely basis.

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


12   Calculation of Ratio of Earnings to Fixed Charges

27   Financial Data Schedule


(b)  Reports on Form 8-K

    The Company filed a Form 8-K on March 10, 1999, reporting, under "Item 5. Other Events," the earnings release for the quarter ended January 31, 1999.

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.




June 14, 1999                             /s/ KENNETH C. BUDDE
                                          ----------------------------
                                          Kenneth C. Budde
                                          Executive Vice President
                                          Chief Financial Officer





June 14, 1999                             /s/ MICHAEL G. HYMEL
                                          ----------------------------
                                          Michael G. Hymel
                                          Vice President
                                          Corporate Controller
                                          Chief Accounting Officer