Form 10-Q
period 1999-07-31
STEWART ENTERPRISES INC
filed 1999-09-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

               ------------------------------------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ........ TO ........


                            ------------------


                       COMMISSION FILE NUMBER:  0-19508


                            ------------------

                           STEWART ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

              LOUISIANA                                72-0693290
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)


   110 VETERANS MEMORIAL BOULEVARD
         METAIRIE, LOUISIANA                              70005
(Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880





   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----       -----

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of September 8, 1999, was 105,044,572 and 3,555,020, respectively.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE

            Item 1. Financial Statements

            Consolidated Statements of Earnings -
              Three Months Ended July 31, 1999 and 1998.................    3

            Consolidated Statements of Earnings -
              Nine Months Ended July 31, 1999 and 1998..................    4

            Consolidated Balance Sheets -
              July 31, 1999 and October 31, 1998........................    5

            Consolidated Statement of Shareholders' Equity -
              Nine Months Ended July 31, 1999...........................    7

            Consolidated Statements of Cash Flows -
              Nine Months Ended July 31, 1999 and 1998..................    8

            Notes to Consolidated Financial Statements..................   10

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......   18

            Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk...................................   26


PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings...................................   28

            Item 5. Other Information...................................   28

            Item 6. Exhibits and Reports on Form 8-K....................   32

            SIGNATURES..................................................   33

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



                                                 THREE MONTHS ENDED JULY 31,
                                                 ---------------------------
                                                      1999         1998
                                                  ------------ ------------
Revenues:
   Funeral....................................   $ 120,844      $  96,561
   Cemetery...................................      81,622         72,527
                                                 ---------      ---------
                                                   202,466        169,088
                                                 ---------      ---------
Costs and expenses:
   Funeral....................................      80,668         66,191
   Cemetery...................................      59,379         51,566
                                                 ---------      ---------
                                                   140,047        117,757
                                                 ---------      ---------
   Gross profit...............................      62,419         51,331
Corporate general and administrative expenses.       5,012          4,139
                                                 ---------      ---------
   Operating earnings.........................      57,407         47,192
Interest expense, net.........................     (13,224)       (10,827)
Other income..................................       1,328          1,057
                                                 ---------      ---------
   Earnings before income taxes...............      45,511         37,422
Income taxes..................................      16,612         13,098
                                                 ---------      ---------
   Net earnings...............................   $  28,899      $  24,324
                                                 =========      =========



Net earnings per share:
   Basic......................................   $     .26      $     .25
                                                 =========      =========
   Diluted....................................   $     .26      $     .25
                                                 =========      =========

Weighted average shares outstanding
  (in thousands):
   Basic......................................     111,752         97,784
                                                 =========      =========
   Diluted....................................     112,196         98,616
                                                 =========      =========

Dividends per share...........................   $     .02      $     .02
                                                 =========      =========

         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



                                                 NINE  MONTHS  ENDED JULY 31,
                                                 ----------------------------
                                                     1999           1998
                                                 ------------   ------------
Revenues:
   Funeral....................................   $ 353,485      $ 275,231
   Cemetery...................................     234,159        197,744
                                                 ---------      ---------
                                                   587,644        472,975
                                                 ---------      ---------
Costs and expenses:
   Funeral....................................     234,040        186,261
   Cemetery...................................     166,567        139,720
                                                 ---------      ---------
                                                   400,607        325,981
                                                 ---------      ---------
   Gross profit...............................     187,037        146,994
Corporate general and administrative expenses.      13,360         12,307
                                                 ---------      ---------
   Operating earnings before performance-
    based stock options.......................     173,677        134,687
Performance-based stock options...............           -         76,762
                                                 ---------      ---------
   Operating earnings.........................     173,677         57,925
Interest expense, net.........................     (38,718)       (29,527)
Other income..................................       2,961          2,764
                                                 ---------      ---------
   Earnings before income taxes...............     137,920         31,162
Income taxes..................................      50,341         10,938
                                                 ---------      ---------
   Net earnings...............................   $  87,579      $  20,224
                                                 =========      =========

Net earnings per share:
   Basic......................................   $     .82      $     .21
                                                 =========      =========
   Diluted....................................   $     .81      $     .21
                                                 =========      =========

Weighted average shares outstanding
   (in thousands):
   Basic......................................     107,068         97,578
                                                 =========      =========
   Diluted....................................     107,604         98,368
                                                 =========      =========

Dividends per share...........................   $     .06      $     .04
                                                 =========      =========

         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                      JULY  31,     OCTOBER 31,
                      ASSETS                            1999           1998
                    ----------                        --------       --------
Current assets:
   Cash and cash equivalent investments............ $   22,224     $   30,733
   Marketable securities...........................     47,678          6,120
   Receivables, net of allowances..................    206,792        158,461
   Inventories.....................................     50,416         43,846
   Prepaid expenses................................      7,407          3,870
                                                    ----------     ----------
      Total current assets.........................    334,517        243,030
Receivables due beyond one year, net of allowances.    315,449        257,773
Intangible assets..................................    643,632        573,006
Deferred charges...................................    114,773        100,432
Cemetery property, at cost.........................    438,154        382,972
Property and equipment, at cost:
   Land............................................     82,077         75,032
   Buildings.......................................    312,203        284,590
   Equipment and other.............................    151,079        127,951
                                                    ----------     ----------
                                                       545,359        487,573
   Less accumulated depreciation...................    121,511        105,834
                                                    ----------     ----------
   Net property and equipment......................    423,848        381,739
Long-term investments..............................     42,905         68,014
Merchandise trust, less estimated cost to deliver..     57,282         36,671
Other assets.......................................      8,846          5,301
                                                    ----------     ----------
                                                    $2,379,406     $2,048,938
                                                    ==========     ==========

                                                                  (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                      JULY  31,      OCTOBER 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY            1999            1998
       --------------------------------------         --------        --------
Current liabilities:
   Current maturities of long-term debt...........  $   12,078     $   11,219
   Accounts payable...............................      16,943         14,253
   Accrued payroll................................      19,007         20,847
   Accrued insurance..............................      11,437         12,420
   Accrued interest...............................       6,137         13,440
   Accrued other..................................      16,777         18,931
   Income taxes payable...........................      21,466          8,245
   Deferred income taxes..........................      14,134         13,967
                                                    ----------     ----------
      Total current liabilities...................     117,979        113,322
Long-term debt, less current maturities...........     921,350        913,215
Deferred income taxes.............................      97,131         92,231
Deferred revenue..................................      89,339         81,371
Other long-term liabilities.......................      11,638          9,509
                                                    ----------     ----------
      Total liabilities...........................   1,237,437      1,209,648
                                                    ----------     ----------
Commitments and contingencies (Notes 3 and 7)

Shareholders' equity:
   Preferred stock, $1.00 par value, 5,000,000
      shares authorized; no shares issued.........           -              -
   Common stock, $1.00 stated value:
      Class A authorized 150,000,000 shares;
         issued and outstanding 108,244,572 and
         94,472,844 shares at July 31, 1999,
         and October 31, 1998, respectively.......     108,245         94,473
      Class B authorized 5,000,000 shares; issued
         and outstanding 3,555,020 shares at July
         31, 1999, and October 31, 1998; 10 votes
         per share; convertible into an equal
         number of Class A shares.................       3,555          3,555
   Additional paid-in capital.....................     699,261        492,177
   Retained earnings..............................     396,287        315,140
   Cumulative foreign translation adjustment......     (63,559)       (64,887)
   Unrealized depreciation of investments.........      (1,820)        (1,168)
                                                    ----------     ----------
      Total shareholders' equity..................   1,141,969        839,290
                                                    ----------     ----------
                                                    $2,379,406     $2,048,938
                                                    ==========     ==========


         See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



                                      COMMON STOCK                                         CUMULATIVE     UNREALIZED
                               --------------------------------     ADDITIONAL              FOREIGN      DEPRECIATION     TOTAL
                                    SHARES -                        PAID-IN     RETAINED   TRANSLATION       OF        SHAREHOLDERS'
                               CLASSES A AND B(1)      AMOUNT       CAPITAL     EARNINGS   ADJUSTMENT    INVESTMENTS      EQUITY
                               ------------------    ----------   ----------   ---------   -----------   ------------  ------------
                                 (IN THOUSANDS)
Balance October 31, 1998.........   98,028          $  98,028     $ 492,177    $ 315,140   $ (64,887)    $ (1,168)     $  839,290

Comprehensive income:
  Net earnings...................                                                 87,579                                   87,579

  Other comprehensive income:
    Foreign translation
      adjustment.................                                                              1,328                        1,328
    Unrealized depreciation of
      investments................                                                                          (1,026)         (1,026)
    Deferred income tax benefit
      on unrealized depreciation
      of investments.............                                                                             374             374
                                  --------          ---------     ---------    ---------   ---------     --------      ----------
    Total other comprehensive
      income.....................                                                              1,328         (652)            676
                                  --------          ---------     ---------    ---------   ---------     --------      ----------
  Total comprehensive income.....                                                 87,579       1,328         (652)         88,255

Sales of common stock............   13,742             13,742       206,712                                               220,454
Subsidiaries acquired with
  common stock...................       19                 19           281                                                   300
Stock options exercised..........       11                 11            91                                                   102
Dividends ($.06 per share).......                                                 (6,432)                                  (6,432)
                                  --------          ---------     ---------    ---------   ---------     --------      ----------
Balance July 31, 1999............  111,800          $ 111,800     $ 699,261    $ 396,287   $ (63,559)    $ (1,820)     $1,141,969
                                  ========          =========     =========    =========   =========     ========      ==========



(1)    Includes 3,555 shares (in thousands) of Class B Common Stock.

                    See accompanying notes to consolidated financial statements.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



                                                       NINE MONTHS ENDED JULY 31,
                                                       --------------------------
                                                            1999        1998
                                                         ---------    --------
Cash flows from operating activities:
   Net earnings.......................................  $  87,579   $  20,224
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Performance-based stock options.................          -      76,762
      Depreciation and amortization...................     37,325      24,431
      Provision for doubtful accounts.................     20,096      18,313
      Net gains on sales of marketable securities.....     (5,005)     (2,727)
      Benefit for deferred income taxes...............       (484)     (1,887)
      Changes in assets and liabilities net of effects
       from acquisitions:
        Increase in prearranged funeral trust
         receivables..................................    (15,295)     (8,779)
        Increase in other receivables.................    (70,714)    (59,673)
        Increase in other deferred charges and
         intangible assets............................     (8,270)    (11,013)
        Increase in inventories and cemetery property.     (4,648)     (9,817)
        Increase in merchandise trust, less estimated
         cost to deliver merchandise..................    (26,720)    (17,355)
        Decrease in accounts payable and accrued
         expenses.....................................     (4,508)    (12,227)
        Decrease in other.............................     (6,101)     (1,905)
                                                        ---------   ---------
        Net cash provided by operating activities.....      3,255      14,347
                                                        ---------   ---------

Cash flows from investing activities:
   Changes in prearranged funeral contracts, net......    (23,822)    (17,796)
   Proceeds from sales of marketable securities.......     16,371      21,496
   Purchases of marketable securities and long-term
     investments......................................    (23,914)    (36,885)
   Purchases of subsidiaries, net of cash, seller
     financing and stock issued.......................   (158,637)   (119,483)
   Additions to property and equipment................    (33,525)    (29,958)
   Other..............................................        581       2,285
                                                        ---------   ---------
        Net cash used in investing activities.........   (222,946)   (180,341)
                                                        ---------   ---------

                                                                    (continued)

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                         NINE MONTHS ENDED JULY 31,
                                                         -------------------------
                                                            1999          1998
                                                         ----------     ---------
Cash flows from financing activities:
   Proceeds from long-term debt.........................  $ 228,465     $ 492,440
   Repayments of long-term debt.........................   (230,696)     (265,768)
   Retirement of performance-based stock options........          -       (69,431)
   Issuance of common stock.............................    220,556        11,706
   Dividends............................................     (6,432)       (3,905)
   Purchase and retirement of common stock..............          -        (9,101)
                                                          ---------     ---------
      Net cash provided by financing activities.........    211,893       155,941
                                                          ---------     ---------

Effect of exchange rates on cash and cash equivalents...       (711)       (2,423)
                                                          ---------     ---------

Net decrease in cash....................................     (8,509)      (12,476)
Cash and cash equivalents, beginning of period..........     30,733        31,640
                                                          ---------     ---------
Cash and cash equivalents, end of period................  $  22,224     $  19,164
                                                          =========     =========

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes......................................  $  34,700     $  11,500
      Interest..........................................  $  46,000     $  29,700

   Noncash investing and financing activity:
      Subsidiaries acquired with common stock...........  $     300     $   7,705


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

   As of July 31, 1999, the Company owned and operated 629 funeral homes and 157 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the nine months ended July 31, 1999, foreign operations contributed approximately 20 percent of total revenue and, as of July 31, 1999, represented approximately 20 percent of total assets.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c) Interim Disclosures

   The information as of July 31, 1999, and for the three and nine months ended July 31, 1999, and 1998, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

   The results of operations for the three and nine months ended July 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 1999.

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

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. As of January 1, 1999, the Mexican economy was no longer considered highly inflationary by the SEC staff. Accordingly, subsequent to January 1, 1999, gains and losses resulting from translation of the financial statements of the Company's Mexican operations are reflected in shareholders' equity, and the functional currency used by the Company's Mexican operations returned to the Mexican peso. These changes did not have a material effect on the Company's results of operations for fiscal year 1998 or the first nine months of fiscal year 1999.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(1) BASIS OF PRESENTATION--(CONTINUED)

   (e) Funeral Revenue

   The company sells prearranged funeral services and funeral merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery in jurisdictions where such sales are included in funeral and insurance contracts. The Company considers prearranged funeral contracts to be investments in future funeral revenue made to retain and expand future market share. Accordingly, the cash flow item related to prearranged funeral contracts "changes in prearranged funeral contracts, net" has been reclassified from cash flows from operating activities to cash flows from investing activities. For comparative purposes, reclassification was also made to the 1998 consolidated statement of cash flows.

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

   Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company or through insurance. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser's option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts, allowing the Company to receive such amounts upon cancellation by the customer. Under prearranged funeral services and merchandise funded through insurance purchased by customers from third party insurance companies, the Company earns a commission on the sale of the policies. Commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds are available to the Company as funeral services and merchandise are delivered.

   Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

   Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

   (f) Cemetery Revenue

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

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(1) BASIS OF PRESENTATION--(CONTINUED)

   In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of prearranged cemetery merchandise be placed in trust funds or escrow accounts. In those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically deposits on a voluntary basis approximately 110 percent of the cost of the cemetery merchandise into escrow accounts. The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by prearranged merchandise trust funds or escrow accounts. At the same time, the liability for the estimated cost to deliver merchandise is adjusted through a charge to earnings to reflect inflationary merchandise cost increases. Principal and earnings are withdrawn only as the merchandise is delivered or contracts are cancelled.

   Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trust funds or escrow accounts. In addition, in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically deposits on a voluntary basis a portion, generally 10 percent, of the sale price into escrow accounts. The income from these funds, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries; but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the Company's consolidated financial statements, except for voluntary escrow funds established by the Company, which are classified as long-term investments. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

   A portion of the sales of cemetery property and merchandise is made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.

   (g) Per-Share Data

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

   (h) Use of Estimates

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

   (i) Reclassifications

   Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the presentation used in the 1999 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(2) ACQUISITIONS

   During the nine months ended July 31, 1999, the Company purchased 78 funeral homes and 17 cemeteries, compared to 127 funeral homes and four cemeteries purchased during the nine months ended July 31, 1998.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the nine months ended July 31, 1999, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                                                     NINE MONTHS ENDED JULY 31,
                                                     --------------------------
                                                       1999             1998
                                                     --------         --------
                                                            (Unaudited)
   Revenues........................................  $ 606,784        $ 511,683
                                                     =========        =========
   Operating earnings before  performance-based
    stock  options.................................  $ 174,911        $ 136,640
                                                     =========        =========

   Net earnings....................................  $  85,820        $  16,206
                                                     =========        =========

   Basic earnings per share........................  $     .80        $     .17
                                                     =========        =========

   Diluted earnings per share......................  $     .80        $     .16
                                                     =========        =========

   Weighted average shares outstanding
     (in thousands):
      Basic........................................    107,078           97,597
                                                     =========        =========
      Diluted......................................    107,613           98,387
                                                     =========        =========

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(2) ACQUISITIONS--(CONTINUED)

   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                      NINE MONTHS ENDED JULY 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------- ------------
                                                              (Unaudited)
   Current assets..................................    $  27,726    $  12,407
   Receivables due beyond one year.................           70        1,615
   Cemetery property...............................       54,386        9,138
   Property and equipment, net.....................       25,820       20,486
   Deferred charges and other assets...............          862          911
   Intangible assets, net..........................       87,980      120,653
   Current liabilities.............................      (12,854)     (11,382)
   Long-term debt..................................      (12,873)     (24,733)
   Other long-term liabilities.....................      (12,180)      (1,907)
                                                       ---------    ---------
                                                         158,937      127,188
   Common stock used for acquisitions..............          300        7,705
                                                       ---------    ---------
   Cash used for acquisitions......................    $ 158,637    $ 119,483
                                                       =========    =========


(3) CONTINGENCIES

   Subsequent to the close of the third quarter, a number of purported securities class action lawsuits were filed in the United States District Court for the Eastern District of Louisiana against the Company, certain of its directors and officers and, in certain lawsuits, the Company's lead underwriter in its January 1999 common stock offering. The purported class actions are Jim
A. Darby v. Stewart Enterprises, Inc., Joseph P. Henican, III, William E. Rowe, Frank B. Stewart, Jr. and Bear Stearns & Co., Inc., C.A. No. 99-2601 (filed August 25, 1999); Richard Eizenga v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2572 (filed August 23, 1999); Steven Eline v. Stewart Enterprises, Inc., Joseph P. Henican, III, William E. Rowe, Frank B. Stewart, Jr. and Bear Stearns & Co., Inc., C.A. No. 99-2663 (filed August 30, 1999); Jacob Weiss v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2672 (filed August 31, 1999); Leon Kramer v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2687 (filed September 1, 1999); Creciente Oceanica Armadora S.A. v. Frank B. Stewart, Jr., William E. Rowe, Joseph P. Henican, III and Stewart Enterprises, Inc., C.A. No. 99-2716 (filed September 3, 1999); Harris Blackman v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2773 (filed September 10, 1999); and Thomas J. Aubrey v. Stewart Enterprises, Inc., Joseph P. Henican, III, William E. Rowe and Frank B. Stewart, Jr., C.A. No. 99-2753 (filed September 9,
1999).

   The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during varying periods beginning on October 1, 1998, through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(3) CONTINGENCIES--(CONTINUED)

material information  in  the  prospectus  relating  to the January 1999 common stock  offering  and  in  certain  of  the Company's other public  filings  and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company's Board of Directors to sell Company common stock during the class period at inflated market prices. The remedies sought by the plaintiffs include designation of the actions as class actions, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court deems proper.

   Although the outcome of these actions and the cost of defending them cannot be predicted at this time, the Company believes that the claims are without merit and intends to defend itself vigorously.

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

(5) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                              EARNINGS       SHARES      PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     DATA
                                                            -----------   -------------  ----------
THREE MONTHS ENDED JULY 31, 1999
--------------------------------
   Net earnings..........................................   $ 28,899
                                                            ========
   Basic   earnings  per share:
      Net earnings available to common shareholders......   $ 28,899      111,752        $ .26
                                                                                         =====
   Effect of dilutive securities:
      Time-vest stock options assumed exercised..........          -          444
                                                            --------      -------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised..   $ 28,899      112,196        $ .26
                                                            ========      =======        =====

                                                              EARNINGS       SHARES       PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)     DATA
                                                            ------------  -------------   ---------
NINE MONTHS ENDED JULY 31, 1999
-------------------------------
   Net earnings..........................................   $ 87,579
                                                            ========
   Basic  earnings   per share:
      Net earnings available to common shareholders......   $ 87,579      107,068        $ .82
                                                                                         =====
   Effect of dilutive securities:
      Time-vest stock options assumed exercised..........          -          536
                                                            --------      -------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised..   $ 87,579      107,604        $ .81
                                                            ========      =======        =====

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(5) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA--(CONTINUED)


                                                            EARNINGS        SHARES     PER-SHARE
                                                          (NUMERATOR)   (DENOMINATOR)     DATA
                                                         ------------   -------------  ---------
    THREE MONTHS ENDED JULY 31, 1998
 -------------------------------------
   Net earnings.......................................... $ 24,324
                                                          ========
   Basic   earnings   per share:
      Net earnings available to common shareholders...... $ 24,324        97,784         $ .25
                                                                                         =====
   Effect of dilutive securities:
      Time-vest stock options assumed exercised..........        -           832
                                                          --------        ------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised.. $ 24,324        98,616         $ .25
                                                          ========        ======         =====

                                                            EARNINGS       SHARES       PER-SHARE
                                                          (NUMERATOR)    (DENOMINATOR)     DATA
    NINE MONTHS ENDED JULY 31, 1998                       ------------   -------------   ---------
  ------------------------------------
   Net earnings.......................................... $ 20,224
                                                          ========
   Basic   earnings  per share:
      Net earnings available to common shareholders...... $ 20,224        97,578         $ .21
                                                                                         =====
   Effect of dilutive securities:
      Time-vest stock options assumed exercised..........        -           790
                                                          --------        ------
   Diluted earnings per share:
      Net earnings available to common shareholders
         plus time-vest stock options assumed exercised.. $ 20,224        98,368         $ .21
                                                          ========        ======         =====


   Options to purchase 1,738,834 and 1,516,036 shares of common stock at prices ranging from $16.50 to $27.25 were outstanding during the three and nine months ended July 31, 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire on January 2, 2001, October 31, 2001, and July 31, 2004, were still outstanding as of July 31, 1999.

(6) INTEREST RATE SWAP

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200,000. This agreement, which became effective March 4, 1999, effectively converts $200,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The net amount to be paid or received at the end of each 90-day settlement period under the swap agreement is recorded as an adjustment to interest expense. The estimated fair value, based on quoted market prices, of the interest rate swap as of July 31, 1999, was $6,410.

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(7) SUBSEQUENT EVENTS

   Subsequent to July 31, 1999, the Company acquired or entered into letters of intent or definitive agreements to acquire 10 funeral homes and 6 cemeteries for purchase prices aggregating approximately $14,928.

   On August 18, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to 5 percent of its then outstanding common stock, or approximately 5.6 million shares. The repurchase is limited to the Company's Class A Common Stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. As of September 10, 1999, the Company had purchased approximately 3.6 million shares for $20,982, or $5.83 per share.

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

   The Company generally recognizes as revenue on a current basis from trust funds and escrow accounts all dividends, interest and net realized capital gains in excess of the amount that is deferred to offset estimated increases in the future costs of performing prearranged funeral services. Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico and Canada but excluding those in Mexico), which include investments in common stock, the Company seeks an overall annual rate of return of approximately 8.5 percent to
9.0 percent. In the past three years, such funds have generated overall annual rates of return in that range. However, no assurance can be given that the Company will be successful in achieving any particular rate of return.

RESULTS OF OPERATIONS

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Funeral Segment


                                                         THREE MONTHS ENDED
                                                              JULY 31,
                                                         ------------------
                                                           1999      1998         INCREASE
                                                         --------  --------       --------
                                                                (In millions)
    FUNERAL REVENUE
  ------------------
   Existing Operations................................   $ 86.2    $ 83.3         $  2.9
   Acquired  Operations...............................     21.7       5.5           16.2
   Revenue from prearranged funeral trust funds and
    escrow accounts...................................     12.9       7.8            5.1
                                                         ------    ------         ------
                                                         $120.8    $ 96.6         $ 24.2
                                                         ======    ======         ======
   FUNERAL COSTS
  ----------------
   Existing Operations................................   $ 63.4    $ 61.7         $  1.7
   Acquired Operations................................     17.3       4.5           12.8
                                                         ------    ------         ------
                                                         $ 80.7    $ 66.2         $ 14.5
                                                         ======    ======         ======
   Funeral Segment Profit.............................   $ 40.1    $ 30.4         $  9.7
                                                         ======    ======         ======

   Funeral revenue increased $24.2 million, or 25 percent, for the three months ended July 31, 1999, compared to the corresponding period in 1998. The Company experienced a $2.9 million, or 3.5 percent, increase in revenue from Existing Operations as a result of a 3.1 percent increase in the average revenue per domestic funeral service performed by Existing Operations (5.0 percent increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was primarily due to price increases and improved merchandising. This increase was partially offset by a 3.8 percent (582 events) decrease in the number of domestic funeral services performed by Existing Operations (4.1 percent (1,094 events) decrease worldwide).

   Existing Operations achieved improved profit margins resulting primarily from increased cost control measures, including the Company's centralization and standardization of certain financial and administrative functions through the Company's Shared Services Center and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of funeral homes from August 1998 through July 1999 which are not reflected in the 1998 period presented above.

   The $5.1 million increase in revenue from prearranged funeral trust funds and escrow accounts was primarily attributable to a 28 percent growth in the average balance in the Company's North American trust funds and escrow accounts (excluding those in Mexico), resulting principally from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the average yield on those funds. The remainder of the increase is primarily due to an increase in the return on the peso-denominated investments of the Company's Mexican subsidiaries. The return on these investments, which comprise less than 10 percent of the Company's total funeral trust portfolio, averaged 22 percent for the current quarter on an annualized basis. The high rate of return on the Mexican funds was partially offset by the approximate 17 percent inflation experienced in Mexico over the last 12 months.

   Historically, one of the Company's goals has been to achieve 5 percent to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the three months ended July 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 3.1 percent domestically and 5.0 percent worldwide, excluding the effect of foreign currency translation, which are below and at the low end of this objective, respectively. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company has recently lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. See the Company's forward-looking statements in Part II, Item 5.

   For the three months ended July 31, 1999, the Company experienced a shortfall in expected funeral revenue of approximately $11.0 million due to the following: a $4.5 million shortfall from Existing Operations due to the decline in the number of funeral services performed and an average revenue per funeral service performed below expectations; a $2.5 million shortfall from Acquired Operations due to the decline in the number of funeral services performed and an average revenue per funeral service performed below expectations; a $7.0 million shortfall from anticipated acquisitions that were not completed; partially offset by approximately $3.0 million in trust earnings above expectations.

Cemetery Segment


                                                           THREE MONTHS ENDED
                                                                JULY 31,
                                                           ------------------      INCREASE
                                                            1999      1998        (DECREASE)
                                                           ------    ------       ----------
                                                                  (In millions)
   CEMETERY REVENUE
---------------------

   Existing Operations.................................... $  66.2   $  66.5      $ (0.3)
   Acquired Operations....................................    10.5       1.6         8.9
   Revenue from merchandise trust funds and
    escrow accounts.......................................     4.9       4.4         0.5
                                                           -------   -------      ------
                                                           $  81.6   $  72.5      $  9.1
                                                           =======   =======      ======
   CEMETERY COSTS
---------------------
   Existing Operations.................................... $  50.1   $  50.9      $ (0.8)
   Acquired Operations....................................     9.3       0.7         8.6
                                                           -------   -------      ------
                                                           $  59.4   $  51.6      $  7.8
                                                           =======   =======      ======
   Cemetery Segment Profit................................ $  22.2   $  20.9      $  1.3
                                                           =======   =======      ======

   Cemetery revenue increased $9.1 million, or 12.6 percent, for the three months ended July 31, 1999, compared to the corresponding period in 1998. The Company experienced a $0.3 million, or 0.5 percent, decrease in revenue from Existing Operations resulting primarily from lower than anticipated preneed sales in certain key markets and a lower yield on its perpetual care trust funds.

   The improved profit margin achieved by Existing Operations was attributable principally to the implementation of certain cost control measures, including the centralization and standardization of certain financial and administrative functions at the Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from August 1998 through July 1999, which are not reflected in the 1998 period presented above.

   The $0.5 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 24 percent growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds and funds added through acquisitions, offset by a decrease in the average yield on the funds.

   The Company experienced a shortfall in expected cemetery revenue during the quarter of approximately $5.0 million due principally to the lower than anticipated preneed cemetery sales in certain key markets as discussed above.

Other

   Net interest expense increased $2.4 million during the third quarter of fiscal year 1999 compared to the same period in 1998, as the result of an increase in average borrowings due principally to acquisition expenditures, partially offset by a decrease in average interest rates from 6.4 percent in 1998 to 5.9 percent in 1999 and an increase in the investment earnings on excess cash.

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

Funeral Segment

                                                         NINE MONTHS ENDED
                                                              JULY 31,
                                                         ------------------        INCREASE
                                                          1999        1998        (DECREASE)
                                                         ------      ------       ----------
                                                                 (In millions)
    FUNERAL REVENUE
---------------------
   Existing Operations.................................. $ 245.2     $ 238.6      $  6.6
   Acquired Operations..................................    74.4        16.1        58.3
   Revenue from prearranged funeral trust funds and
    escrow accounts.....................................    33.9        20.5        13.4
                                                         -------     -------      ------
                                                         $ 353.5     $ 275.2      $ 78.3
                                                         =======     =======      ======
   FUNERAL COSTS
-------------------
   Existing Operations.................................. $ 172.3     $ 172.4      $ (0.1)
   Acquired Operations..................................    61.7        13.9        47.8
                                                         -------     -------      ------
                                                         $ 234.0     $ 186.3      $ 47.7
                                                         =======     =======      ======
   Funeral Segment Profit............................... $ 119.5     $  88.9      $ 30.6
                                                         =======     =======      ======

   Funeral revenue increased $78.3 million, or 28.5 percent, for the nine months ended July 31, 1999, compared to the corresponding period in 1998. The Company experienced a $6.6 million, or 2.8 percent, increase in revenue from Existing Operations as a result of a 2.9 percent increase in the average revenue per domestic funeral service performed by Existing Operations (5.3 percent increase worldwide, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Partially offsetting this increase was a 2.8 percent (1,290 events) decrease in the number of domestic funeral services performed by Existing Operations (3.3 percent (2,386 events) decrease worldwide).

   The $0.1 million, or 0.1 percent, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors and the
Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center. Existing Operations achieved improved profit margins resulting primarily from these increased cost control measures and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of funeral homes from August 1998 through July 1999 which are not reflected in the 1998 period presented above.

   The $13.4 million increase in revenue from prearranged funeral trust funds and escrow accounts was attributable to a 28 percent growth in the average balance in the Company's North American trust funds and escrow accounts (excluding those in Mexico), resulting principally from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the average yield on those funds. The remainder of the increase is primarily due to an increase in the return on the peso-denominated investments of the Company's Mexican subsidiaries. The return on these investments, which comprise less than 10 percent of the Company's total funeral trust portfolio, averaged 23 percent for the nine months ended July 31, 1999, on an annualized basis. The high rate of return on the Mexican funds was partially offset by the approximate 17 percent inflation experienced in Mexico over the last 12 months.

   Historically, one of the Company's goals has been to achieve 5 percent to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the nine months ended July 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 2.9 percent domestically and 5.3 percent worldwide, excluding the effect of foreign currency translation, which are below and at the low end of this objective, respectively. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company has revised its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. See the Company's forward-looking statements in Part II, Item 5.

Cemetery Segment

                                                           NINE MONTHS ENDED
                                                                JULY 31,
                                                           ------------------
                                                             1999      1998     INCREASE
                                                           --------  --------   --------
                                                                   (In millions)
   CEMETERY REVENUE
------------------------
   Existing Operations.................................... $  194.9  $  183.1   $ 11.8
   Acquired Operations....................................     25.0       4.1     20.9
   Revenue from merchandise trust funds and
    escrow accounts.......................................     14.3      10.5      3.8
                                                           --------  --------   ------
                                                           $  234.2  $  197.7   $ 36.5
                                                           ========  ========   ======
   CEMETERY COSTS
--------------------
   Existing Operations.................................... $  144.5  $  136.9   $  7.6
   Acquired Operations....................................     22.1       2.8     19.3
                                                           --------  --------   ------
                                                           $  166.6  $  139.7   $ 26.9
                                                           ========  ========   ======
   Cemetery Segment Profit................................ $   67.6  $   58.0   $  9.6
                                                           ========  ========   ======

   Cemetery revenue increased $36.5 million, or 18.5 percent, for the nine months ended July 31, 1999, compared to the corresponding period in 1998, due principally to an $11.8 million, or 6.4 percent, increase in revenue from Existing Operations. The increase in revenue from Existing Operations resulted primarily from an increase in preneed cemetery sales, price increases and improved merchandising.

   The improved profit margin achieved by Existing Operations was attributable principally to the increase in cemetery sales discussed above and the implementation of certain cost control measures, including the centralization and standardization of certain financial and administrative functions at the Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from August 1998 through July 1999, which are not reflected in the 1998 period presented above.

   The $3.8 million increase in revenue from merchandise trust funds and escrow accounts was attributable to a 23 percent growth in the average balance in the merchandise trust funds and escrow accounts, resulting from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the average yield on the funds.

Other

   In  April  1998,  the  Company  achieved  the  performance  goal   for   the
performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a nonrecurring, noncash charge to earnings of approximately $76.8 million (approximately $50.3 million, or $.51 per share, after-tax) in April 1998.

   Additionally, to encourage optionees to exercise their options immediately in order to renew the performance-based stock option program and to reduce potential dilution from additional shares in the market, the Company offered to repurchase the options for the difference between $27.31, the closing price on the date on which the options vested, and the exercise price of the options. The repurchase of certain of the options by the Company and the exercise of the remaining options resulted in a cash outlay of approximately $69.4 million.

   Net interest expense increased $9.2 million during the first nine months of fiscal year 1999 compared to the same period in 1998, resulting from an increase in average borrowings due principally to acquisition expenditures, partially offset by a decrease in average interest rates from 6.5 percent in 1998 to 6.0 percent in 1999 and an increase in the investment earnings on excess cash.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company will pay a fixed rate of 4.915 percent and receive three-month LIBOR. The swap expires on March 4, 2002.

   As of July 31, 1999, the Company's outstanding borrowings totaled $933.4 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 67 percent was fixed-rate debt, with the remaining 33 percent subject to short-term variable interest rates averaging approximately 5.3 percent.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $69.9 million at July 31, 1999, an increase of approximately $33.0 million from October 31, 1998. The Company provided cash of $3.3 million in its operations for the nine months ended July 31, 1999, compared to $14.3 million in its operations for the corresponding period in 1998, due principally to an increase in net earnings, partially offset by an increase in receivables and other working capital changes.

   Long-term debt at July 31, 1999, amounted to $933.4 million, compared to $924.4 million at October 31, 1998. The Company's long-term debt consisted of $509.0 million under the Company's revolving credit facilities, $401.0 million of long-term notes and $23.4 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $2.9 million of term notes incurred principally in connection with acquisitions.

   The most restrictive of the Company's credit agreements requires it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of 0.8 to 1.0 and 1.1 to 1.0 as of July 31, 1999, and October 31, 1998, respectively. In February 1999, the Company completed the sale of 13.6 million shares of Class A Common Stock, resulting in approximately $219 million in net proceeds, which were used principally to repay balances outstanding under its revolving credit facilities, which amounts then became available to fund the Company's continuing acquisition program and for general corporate purposes. As of September 8, 1999, the Company had a debt-to-equity ratio of approximately .8 to 1.0 and $490.4 million of additional borrowing capacity within the 1.25 to 1.0 debt-to-equity parameter, $92.7 million of which was available under its revolving credit facilities.

   Subsequent to July 31, 1999 and through September 10, 1999, the Company has repurchased approximately 3.6 million shares of Class A Common Stock for approximately $21.0 million, or $5.83 per share (see Note 7 to the Consolidated Financial Statements).

   The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:


                                                                NINE MONTHS
                     YEARS ENDED OCTOBER 31,                       ENDED
      -------------------------------------------------------     JULY 31,
      1994        1995        1996        1997        1998         1999
      ----        ----        ----        ----        ----      -----------
      5.30        2.72(1)     3.98        3.65(2)     2.38(3)      4.16

---------------------
(1)Pretax earnings for fiscal year 1995 include a nonrecurring, noncash charge of $17.3 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43.
(2)Excludes the cumulative effect of change in accounting principles.
(3)Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.00.

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

   During the nine months ended July 31, 1999, the Company completed acquisitions of 78 funeral homes and 17 cemeteries for purchase prices aggregating approximately $154.0 million, which was funded primarily with advances under the Company's revolving credit facilities. From the beginning of this fiscal year through September 8, 1999, the Company has acquired or entered into letters of intent or definitive agreements to acquire 111 businesses for an aggregate purchase price of approximately $168.9 million, compared to $196.6 million reported by the Company as of January 15, 1999. During February and March of 1999, the Company renegotiated several pending acquisitions to better reflect current pricing and market conditions, resulting in purchase price reductions. Further, the Company terminated negotiations with respect to one large transaction and added a number of additional commitments at lower pricing. The Company plans to finance the purchase price of pending acquisitions primarily by borrowings under its revolving credit facilities.

   During the first quarter of 1999, Service Corporation International, one of the Company's primary competitors for acquisitions, announced that it planned to reduce significantly the level of its acquisition activity. The Loewen Group Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, the fourth largest public death care company and another of the Company's competitors for acquisitions, Equity Corporation International, merged with Service Corporation International. The Company believes that the resulting decline in competition for acquisitions has allowed it to negotiate prices for acquisitions at lower multiples than those paid by the Company during fiscal year 1998 and prior years. Previously, the Company's objective was to pay no more than eight times management's estimate of what an acquired firm's earnings before interest and taxes (pro forma EBIT) would be for the first twelve months after the acquisition, although the Company sometimes paid somewhat higher prices for strategic reasons. In any case, management's objective was for the acquired firm to be additive to the Company's earnings per share in the first twelve months after its acquisition.

   In response to changing conditions in the acquisition market, the Company revised its pricing parameters in early 1999 and established an objective of paying six to eight times pro forma EBIT for individual acquisitions and remaining within eight times pro forma EBIT overall, including strategic acquisitions. Management's objective that the acquired firm be additive to the Company's earnings per share in the first twelve months after its acquisition remained unchanged.

   During the third quarter, the Company further reduced its target acquisition multiples to six to seven times pro forma EBIT for domestic acquisitions and five to six times pro forma EBIT for international acquisitions. There are some regional consolidators, however, who have continued to pay the old and higher prices. As a result, the Company's acquisition activity has decreased substantially from prior quarters, as many potential sellers have not been willing to sell their businesses at the lower prices. The Company believes there are many non-price factors that make selling a business to a public consolidator very attractive to independents, and those factors still exist. While the Company believes that it may be able to consummate acquisitions during the remainder of fiscal year 1999 at lower multiples than it has paid historically, there can be no assurance that this will be the case, and the lower prices are likely to cause some potential sellers to refrain from selling their businesses, at least for some period of time.

   Although the Company has no material commitments for capital expenditures, the Company contemplates capital expenditures, excluding acquisitions, of approximately $45 million for the fiscal year ending October 31, 1999, including construction of new funeral homes and refurbishing of funeral homes recently acquired.

   Management expects that future capital requirements will be satisfied through a combination of internally generated cash and amounts available under its revolving credit facilities. Additional debt and equity financing may be required in connection with future acquisitions.

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

   THE COMPANY'S STATE OF READINESS. The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance by the end of October 1999. The Company has divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system will be evaluated and brought into compliance in five phases:

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

  * Phase  II: Assessment - Identify and evaluate all systems for Year 2000 compliance

  * Phase III: Compliance - Complete necessary Year 2000 modifications

  * Phase  IV: Testing - Test  all  modified  systems  for  Year  2000 compliance

  * Phase V: Implementation  -  Return  Year  2000 compliant systems to daily operation


   Phase I has been completed. Additionally, all of the Company's critical systems have completed Phase II and 95 percent were found to be compliant or made to be compliant by completing Phases III through V. The remaining 5 percent of the Company's critical systems have commenced Phase III through Phase V, and the Company anticipates that these systems will be brought into compliance by the end of October 1999.

   Eighty percent of the Company's non-critical systems have completed Phase II and were either found to be compliant or were brought into compliance by completing Phases III through V. The Company anticipates that the remaining noncritical systems will be evaluated and brought into compliance by the end of October 1999.

   In addition, the Company has distributed surveys to all of its significant vendors, financial institutions and insurers regarding their Year 2000 compliance. The Company has received responses from all of those third parties whose non-compliance could have a material adverse effect on the Company's operations. None of their responses have indicated significant problems.

 THE COSTS INVOLVED. Because many of the Company's computer systems have been replaced in recent years as part of the Company's on-going goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low. To date, the Company has incurred expenses of approximately $100,000 for external consultants, software and hardware applications in implementing its compliance plan. The Company does not separately track the internal costs incurred for the year 2000 project. Such costs are principally payroll-related costs for the Company's information technology group. Management estimates that the total external cost to be incurred by the Company to complete its compliance plan will be approximately $175,000. All costs related to the Year 2000 compliance plan are included in the Information Systems budget and are based on management's best estimates. There can be no guarantee that actual results will not differ from those estimated or that such difference will not be material.

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

 THE COMPANY'S CONTINGENCY PLAN. Although the Company believes that its Year 2000 plan is adequate to achieve full system compliance on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' noncompliance. The Company anticipates completing its contingency plan by the end of October 1999.

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

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosure  about  market  risk is presented in
Item 7A to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 21, 1999. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

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

MARKETABLE EQUITY SECURITIES

   As of July 31, 1999, the Company's marketable equity securities consisted principally of investments in its prearranged funeral, merchandise and perpetual care trust and escrow accounts and had a fair value of $447.3 million determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $44.7 million in the fair value of such accounts.

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

FOREIGN CURRENCY

   The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the nine months ended July 31, 1999, each 10 percent change in the average exchange rate between such currencies and the U.S. dollar would result in a change of approximately $3.8 million on an annualized basis in the Company's pre-tax earnings.

   The Company does not currently hedge its investments in foreign subsidiaries; however, the Company continually monitors the exchange rates of its foreign currencies to determine whether hedging transactions would be appropriate.

INTEREST

   The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 11 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

   As of July 31,1999, the carrying value of the Company's long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $430.3 million, compared to fair value of $418.3 million. Fair value was determined using quoted market prices, where applicable, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Each
0.5 percent change in average interest rates applicable to such debt would result in a change of approximately $6.1 million in the fair value of these instruments. If these instruments are held to maturity, the Company will not realize any changes in fair value.

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999 the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement which became effective March 4, 1999, effectively converts $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap as of July 31, 1999, based on quoted market prices, was $6.4 million. A hypothetical 1 percent increase in the pay rate would result in an increase in interest expense of approximately $2.0 million. A hypothetical 1 percent increase in the receive rate would decrease interest expense by a corresponding amount. Any fluctuations in the receive rate would be offset by a decrease in interest expense on the Company's variable-rate debt, to the extent the variable-rate debt is hedged by the interest rate swap. Also, in February 1999, the Company applied approximately $215 million of the proceeds of its public equity offering to the repayment of variable-rate debt. As of September 8, 1999, the Company had $937.1 million of outstanding borrowings, $312.7 million of which was not hedged by the interest rate swap agreement and was subject to short-term variable interest rates. Each 0.5 percent change in the average interest rate applicable to the Company's unhedged variable-rate debt would result in a change of approximately $1.6 million in the Company's annualized pre-tax earnings.

   The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facilities with fixed-rate debt, or by entering into interest rate swaps.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   Subsequent to the close of the third quarter, a number of purported securities class action lawsuits were filed in the United States District Court for the Eastern District of Louisiana against the Company, certain of its directors and officers and, in certain lawsuits, the Company's lead underwriter in its January 1999 common stock offering. The purported class actions are Jim
A. Darby v. Stewart Enterprises, Inc., Joseph P. Henican, III, William E. Rowe, Frank B. Stewart, Jr. and Bear Stearns & Co., Inc., C.A. No. 99-2601 (filed August 25, 1999); Richard Eizenga v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2572 (filed August 23, 1999); Steven Eline v. Stewart Enterprises, Inc., Joseph P. Henican, III, William E. Rowe, Frank B. Stewart, Jr. and Bear Stearns & Co., Inc., C.A. No. 99-2663 (filed August 30, 1999); Jacob Weiss v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2672 (filed August 31, 1999); Leon Kramer v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2687 (filed September 1, 1999); Creciente Oceanica Armadora S.A. v. Frank B. Stewart, Jr., William E. Rowe, Joseph P. Henican, III and Stewart Enterprises, Inc., C.A. No. 99-2716 (filed September 3, 1999); Harris Blackman v. Stewart Enterprises, Inc., Frank B. Stewart, Jr., William E. Rowe and Joseph P. Henican, III, C.A. No. 99-2773 (filed September 10, 1999); and Thomas J. Aubrey v. Stewart Enterprises, Inc., Joseph P. Henican, III, William E. Rowe and Frank B. Stewart, Jr., C.A. No. 99-2753 (filed September 9,
1999).

   The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during varying periods beginning on October 1, 1998 through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information in the prospectus relating to the January 1999 common stock offering and in certain of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company's Board of Directors to sell Company common stock during the class period at inflated market prices. The remedies sought by the plaintiffs include designation of the actions as class actions, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court deems proper.

   Although the outcome of these actions and the cost of defending them cannot be predicted at this time, the Company believes that the claims are without merit and intends to defend itself vigorously.

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   The Company recently revised its short- and medium-term outlook and goals. The Company's revised goals for fiscal year 1999 include revenue growth of 20 percent, operating margin improvement of 20 to 50 basis points and earnings per share growth of 5 percent over comparable 1998 amounts. For fiscal year 2000, the Company's current goal is to achieve revenue growth of 5 to 10 percent, operating margin improvement of 50 to 100 basis points and earnings per share growth of 5 percent over comparable 1999 amounts. Fiscal year 2000 goals do not include acquisitions or internal growth strategies. The current tax rate anticipated for fiscal years 1999 and 2000 is 36.5 percent and our current cost of funds rate is 5.9 percent.

   The Company's current goal for annual earnings per share growth after fiscal year 2000 is 10 to 12 percent. The Company's goal is to achieve that growth primarily by achieving 2 to 4 percent growth in revenues, keeping cost increases in the 1 to 3 percent range and improving cash flow to reduce debt. The Company's cash flow from operations is expected to improve as its fiscal year 2000 estimates do not include acquisitions or internal growth strategies.

   During the third quarter, the Company's acquisition activity decreased from prior periods. A number of potential sellers are not willing to sell their business at the reduced prices the Company is willing to pay, and there have been some regional consolidators who have continued to pay the old and higher prices. The Company believes there are many non-price factors that make selling a business to a public consolidator very attractive to independents, and those factors still exist. While the Company believes that it may be able to consummate acquisitions during the remainder of fiscal year 1999 and into fiscal year 2000 at lower multiples than it has paid historically, there can be no assurance that this will be the case, and the lower prices are likely to cause some potential sellers not to sell their businesses, or at least for some period of time. Therefore, the Company has not included acquisitions in its growth expectations for fiscal year 2000 and beyond.

   Forward-looking statements are based on assumptions about future events and are therefore inherently uncertain; actual results may differ materially from those projected. See "Cautionary Statements" below.

CAUTIONARY STATEMENTS

   The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made herein or elsewhere by or on behalf of the Company.

   (1) Revenue growth goals for fiscal year 2000 and beyond do not include acquisition activity. The actual level of acquisition activity, if any, will depend not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

      (a)The Company may be unable to find a sufficient number of businesses for sale at prices the Company is willing to pay, partially in view of the Company's recently adjusted pricing parameters.

      (b)In most of its existing markets and in many new markets, including foreign markets, that the Company desires to enter, the Company competes for acquisitions with the other publicly-traded death care firms and regional consolidators. These competitors, and others, may be willing to pay higher prices for businesses than the Company is willing to pay or may cause the Company to pay more to acquire a business than the Company would otherwise have to pay in the absence of such competition or may cause potential sellers to reject the Company's lower prices. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

      (c)Acquisition activity, if any, will also depend on the Company's ability to enter new markets, including foreign markets. Due in part to the Company's lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than the Company, such entry may be more difficult or expensive than anticipated by the Company.

   (2) Achieving the Company's revenue goals also is affected by the volume, mix and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned increases in volume, mix or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume, mix or price increases at any location depends on numerous factors, including the local economy, the local death rate, competition and consumer preferences.

   (3) Preneed cemetery sales are a significant component of the Company's cemetery revenue. The Company sets very aggressive preneed sales targets. The inability of the Company to achieve the planned level of sales could cause a shortfall from the anticipated levels of revenue.

   (4) When acquiring a business, the Company sets pro forma levels at which it expects those businesses to perform based on the mix of traditional services and cremation services the business has historically delivered and how the Company expects that business to perform over the next 12 months. As the Company typically charges a higher price for a traditional service than a cremation service, material changes in the types of service delivered from those assumed in the pro forma could affect the level of anticipated revenue generated by those businesses. Additionally, although a cremation service can yield a higher margin than a traditional service, it generally produces lower revenue.

   (5) The ability of the Company to increase prices and retain market share is
affected  by  the  local  competition   in  the  Company's  markets,  including
competition from low cost funeral providers and casket stores.

   (6) Another important component of revenue is earnings from the Company's trust funds and escrow accounts, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The performance of the funds depends primarily on market conditions that are not within the Company's control. The size of the funds depends on the level of sales, funds added through acquisitions and the portion of returns that are reinvested.

   (7) Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income.

   (8) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in expanding in foreign markets, or that any expansion in foreign markets will yield results comparable to those realized through the Company's expansion in the United States.

   (9) In order to support its rapid growth, the Company has periodically accessed the secondary equity and debt markets, and the Company must continue to do so in order to support future growth and to meet existing operating and debt service requirements even in the absence of significant future growth. The Company's ability to access these capital markets successfully in the future will depend on numerous factors, including the Company's financial performance, stock market performance, changes in interest rates, any changes in the Company's investment grade ratings and perceptions in the capital markets regarding the death care industry and the Company's performance and future prospects.

   (10) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

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

      (f)The Company's debt-to-equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed- or variable-interest rates.

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

12   Calculation of Ratio of Earnings to Fixed Charges

27   Financial Data Schedule


(b)  Reports on Form 8-K

    The Company filed a Form 8-K on June 11, 1999, reporting, under "Item 5. Other Events," the earnings release for the quarter ended April 30, 1999.

                            STEWART ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STEWART ENTERPRISES, INC.




September 14, 1999                        /s/ KENNETH C. BUDDE
                                          Kenneth C. Budde
                                          Executive Vice President
                                          Chief Financial Officer





September 14, 1999                        /s/ MICHAEL G. HYMEL

                                          Michael G. Hymel
                                          Vice President
                                          Corporate Controller
                                          Chief Accounting Officer