Form 10-K
period 1999-10-31
STEWART ENTERPRISES INC
filed 2000-01-27
CIK 878522

===============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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
(State or other jurisdiction of                 (I.R.S.
incorporation or organization)          Employer Identification No.)

 110 VETERANS MEMORIAL BOULEVARD
       METAIRIE, LOUISIANA                        70005
(Address of principal executive offices)        (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 837-5880

                            -----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Class A Common Stock, No Par Value
                      Preferred Stock Purchase Rights
                             (Title of Class)

                            -----------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No __

                            -----------------

   Indicate by check  mark  if  disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            -----------------

   The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company's Class A Common Stock) of the Registrant as of January 18, 2000, was approximately $434,000,000.

                            -----------------

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share,
outstanding   as   of  January  17,  2000,  was  102,823,717  and  3,555,020
respectively.

                    DOCUMENTS INCORPORATED BY REFERENCE
   Proxy  Statement  in   connection   with   the  2000  annual  meeting  of
shareholders, incorporated in Part III of this Report.


===============================================================================

                              CAUTIONARY NOTE

   This Annual Report of Stewart Enterprises, Inc. (the "Company") on Form 10-K contains forward-looking statements in which the Company's management discusses factors it believes may affect the Company's performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, earnings per share, cash flow, capital expenditures, acquisition expenditures, internal growth initiatives, gross profit margin and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause the Company's actual results in the future to differ materially from expectations or projections in forward-looking statements include those described under the heading "Cautionary Statements" in Item 7. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

                                   PART 1

ITEM 1.  BUSINESS

GENERAL

   Stewart Enterprises, Inc. is the third largest provider of funeral and cemetery products and services in the death care industry in North America. Through its subsidiaries, the Company owns and operates 633 funeral homes and 161 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, France, Belgium and Argentina. The Company has been a leader in the industry's trend toward consolidation. Historically, the Company's growth in terms of number of properties has been principally through acquisitions; however, beginning in late fiscal year 1999, the Company began modifying its growth strategy to focus on internal growth rather than acquisitions.

   The Company provides a complete range of death care products and services both at and prior to the time of need. The Company's funeral homes and cemeteries are located primarily in metropolitan areas and frequently are organized in "clusters," which are integrated groups of funeral homes and cemeteries that share certain assets, personnel and services. The Company also creates combined operations by building funeral homes on cemetery properties and operating the facilities together. The Company believes that it owns and operates one or more of the premier death care facilities in each of its principal markets. The Company also believes that it is an industry leader in the marketing and sale of prearranged funeral and cemetery services and products.

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

   * Provide a reasonable and sustainable return to its shareholders.

   The Company's business was founded by the Stewart family in 1910, and the Company was incorporated as a Louisiana corporation in 1970. The Company's principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and its telephone number is 504-837-5880.

THE DEATH CARE INDUSTRY

   The Company's management believes that the death care industry has several attractive fundamental characteristics. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year from 2.4 million in 1999 to 2.6 million in 2010. In addition, industry studies indicate that while the death rate is declining slightly, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 74.2 million in 1999 to 96.4 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

   Traditionally, death care businesses in the United States have been relatively small, family-owned enterprises that have passed through successive generations within the family. During the last decade, however, the industry in the United States and in certain foreign countries has undergone a transition in which family-owned firms were consolidating with larger organizations such as the Company. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices.

   During the first quarter of 1999, Service Corporation International, one of the Company's primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, the fourth largest public death care company and another of the Company's competitors for acquisitions, Equity Corporation International, merged with Service Corporation International.

   Throughout fiscal year 1999, the Company continually reduced its target acquisition multiples. There were some regional consolidators, however, who continued to pay the old, higher prices. In the third quarter of fiscal year 1999, the Company's acquisition activity began to decrease substantially from prior quarters, as many potential sellers were not willing to sell their businesses at the lower prices. The Company believes that many non-price factors continue to exist that make selling a business to a public consolidator very attractive to independents, such as the desire of owners to address management succession and estate planning issues and to achieve liquidity and diversification of their investments. Accordingly, while the Company believes that it may be able to consummate acquisitions in the future at lower multiples than it has paid historically, there can be no assurance that this will be the case, and the lower prices are likely to continue to cause some potential sellers to refrain from selling their businesses, at least for some period of time. As a result, the Company's growth expectations for fiscal year 2000 and beyond include no acquisitions.

   Management believes it can be difficult for new competitors to enter existing markets and achieve success over the long-term by opening new funeral homes and cemeteries. Several factors make it difficult for new facilities to compete successfully, including the importance to families of reputation and goodwill developed over time, regulatory complexities, zoning restrictions and the existence of an adequate number of facilities serving mature markets. However, in the current environment, low-cost funeral service and merchandise providers have emerged in some markets and, in some instances, have caused funeral pricing pressure.

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

   FUNERAL OPERATIONS. Funeral operations accounted for approximately 59 percent of the Company's revenues for the fiscal year ended October 31, 1999. The Company's funeral homes offer a complete range of funeral services and products at the time of need or on a prearranged basis. The Company's services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 1999, the Company operated 635 funeral homes, 140 of which were leased.

   CEMETERY OPERATIONS. Cemetery operations accounted for approximately 41 percent of the Company's revenues for the fiscal year ended October 31, 1999. The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made at the time of need or on a prearranged basis. Prearranged sales represented approximately 70 percent of cemetery revenue during the fiscal year ended October 31, 1999. The Company also maintains cemetery grounds under perpetual care contracts and local laws. As of October 31, 1999, the Company owned and operated 157 cemeteries.

   COMBINED FUNERAL HOME AND CEMETERY OPERATIONS. A combined operation is a funeral home located on a cemetery site where both are operated together. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's purchasing power, enable it to employ more sophisticated management systems, and allow it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs and expanded marketing and sales opportunities.

   Approximately 44 percent of the Company's cemeteries have a funeral home on site that is operated in conjunction with that cemetery. Many of these facilities are in the Company's key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and San Diego, California.

   The Company has developed several internal growth strategies that employ the use of combined operations. One such strategy is to create combined operations by constructing funeral homes on the grounds of the Company's cemeteries. Another is to enter into operating partnerships in which the Company constructs funeral homes on the grounds of unaffiliated cemeteries, which allows the Company to enjoy the benefits of a combined operation without the capital investment of purchasing the cemetery.

   Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

   CREMATION. In fiscal year 1999, 36 percent of the funeral services the Company performed in the United States and Puerto Rico were cremations. Cremation rates at the Company's foreign funeral homes are higher on average than those at its domestic funeral homes, although they vary substantially from country to country. For fiscal year 1999, the cremation rates at the Company's foreign funeral homes varied from 7 percent in Portugal and Spain to 69 percent in Australia. While cremations in the United States often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins. In the foreign markets in which the Company operates, cremations generally produce revenues and gross profit margins comparable to those of traditional funeral services in those countries.

   The cremation rate in the United States has been increasing, and by the year 2010 cremations are expected to represent 38 percent of the United States burial market, according to industry estimates. The Company has been addressing this trend by providing cremation products and services at all of its funeral homes, including traditional funeral services and memorialization options for families choosing cremation. Additionally, as part of the internal growth initiatives it anticipates undertaking in fiscal year 2000, the Company may expand on the model developed by Sentinel Cremation Societies, Inc., which it acquired in fiscal year 1997. See below under the heading "Internal Growth - New Initiatives" for further discussion.

   PREARRANGEMENTS. The Company markets death care products and services on a prearranged basis through a staff of more than 3,500 commission sales counselors. Prearranged plans enable families to establish in advance and prepay for the type of service to be performed and the products to be used. The cost of such products and services is set at prices prevailing at the time the agreement is signed, rather than when the products and services are delivered. Prearranged plans also allow families to eliminate the emotional strain of making death care decisions at the time of need.

   The Company believes that extensive marketing of prearranged products and services produces a backlog of future business and builds current and future market share. On average, over the past five years, the Company has sold approximately 2 1/2 prearranged funeral services for every one it has delivered from its backlog. During the fiscal year ended October 31, 1999, the Company sold approximately 58,400 prearranged funeral services, and as of October 31, 1999, had a backlog of approximately 436,500 prearranged funeral services to be delivered in the future.

   TRUST FUNDS AND ESCROW ACCOUNTS. Generally, prearranged funeral plans are funded either through trust funds or escrow accounts established by the Company, or (to a lesser extent) through insurance, depending on the regulatory requirements in the relevant jurisdiction. When trust or escrow funding is used, the Company places into a trust fund or escrow account a percentage (which varies by jurisdiction) of the sale price, which is often paid in installments. It retains the remainder of the sale price to defray costs related to the sale. The Company withdraws the amount placed in the trust fund or escrow account when the service is performed to cover the cost of providing the funeral service. When insurance funding is used, the Company applies the customers' payments to pay premiums on insurance policies designed to cover the cost of providing the funeral service in the future.

   Generally, principal and earnings (including interest, dividends and net realized capital gains) on the trust funds and escrow accounts, and insurance proceeds, are paid to the Company only when the funeral service is performed. In limited circumstances, the Company receives principal amounts from prearranged funeral trust funds or escrow accounts upon cancellation of the contract by the customer. In certain jurisdictions, the Company is permitted to withdraw earnings on a current basis from prearranged funeral trust funds and escrow accounts. As of October 31,1999, the Company's prearranged funeral trust funds and escrow accounts totaled approximately $610.7 million.

   The Company also establishes trust funds to fund the cost of delivering prearranged cemetery merchandise. Generally, the Company withdraws the principal and earnings from these funds only when the merchandise is delivered or contracts are canceled. As of October 31, 1999, the Company's cemetery merchandise trust funds and escrow accounts totaled approximately $199.3 million.

   The Company funds its obligations to maintain cemetery grounds by placing a portion, generally 10 percent, of the proceeds from cemetery property sales into perpetual care trust funds or escrow accounts. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including in some jurisdictions net realized capital gains, generally must be held in perpetuity. As of October 31, 1999, the Company's perpetual care trust funds and escrow accounts totaled approximately $201.0 million.

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

   INVESTMENT MANAGEMENT. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), a Texas corporation with trust powers, serves as investment adviser on the Company's investment portfolio, and its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. ITI also provides investment advisory services exclusively to the Company. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

   As of October 31, 1999, ITI had approximately $1.1 billion in assets under management. Lawrence B. Hawkins, an executive officer of the Company and a professional investment manager, serves as President of ITI. ITI operates with the assistance of third-party professional financial consultants pursuant to a formal investment policy established by the Investment Committee of the Company's Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

   MANAGEMENT. The Company has an experienced management team, many of whom joined the Company through acquisitions. The Company's management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their firms will be managed and how their products and services will be priced and merchandised. At the same time, financial goals are established by management at the corporate level, and the Company maintains centralized supervisory controls. The Company provides business support services primarily through its Shared Services Center, which provides centralized and standardized accounting, payroll, contract processing, collection and other services for all of its domestic facilities, including those in Puerto Rico.

   Currently, the Company is divided into four operating divisions in North America, each of which is managed by a division executive and chief financial officer. These divisions are further divided into regions, each of which is managed by a regional operating officer. The Company's operations in Europe, South America and Australasia are not considered separate operating divisions, but are managed by local regional executives who report to certain of the Company's executive officers. In fiscal year 1998, in order to meet the needs of the Company's growing European operations and to enable it to take advantage of other long-term opportunities in Europe, the Company established its European headquarters in Amsterdam, Holland. From time to time, the Company may increase, reduce or realign the divisions and regions. The Company also has a Corporate Division, which manages the Company's corporate services, accounting and financial operations and strategic planning.

   The Company uses two types of stock options to align the interests of its managers with the long-term interests of its shareholders. The Company's more traditional options vest over time. The Company's performance-based options vest only if it achieves a stock price objective, which has generally been a 20 percent compounded annual growth rate in the stock price over a five-year period. In April 1998, the Company achieved the stock price objective applicable to the performance-based options granted in 1995. Accordingly, those options vested and, with the Company's encouragement, were exercised by the optionees. From July 1998 to February 1999, the Company granted new options to 190 managers. Two-thirds of those options are performance-based, and one-third vest over time at the rate of 20 percent per year over five years. The performance-based options become exercisable only if the average of the closing sale prices of a share of Class A Common Stock over 20 consecutive trading days prior to July 17, 2003 equals or exceeds $67.81; otherwise the options will be forfeited. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of these options expire on July 31, 2004.

   FOREIGN OPERATIONS. The Company first entered foreign markets in fiscal year 1994 and, through January 17, 2000, has acquired a total of 312 properties outside the United States and Puerto Rico. For the fiscal year ended October 31, 1999, the Company's properties in foreign countries generated approximately 20 percent of consolidated total revenues and represented 20 percent of consolidated total assets.

   FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS. For financial information about the Company's industry and geographic segments, see Note 17 to the Company's consolidated financial statements included in
Item 8.

GROWTH

   GENERAL

   Historically, the Company's growth has been primarily from acquisitions. Due to changes in the acquisition market discussed under the heading "The Death Care Industry," the Company's growth expectations for fiscal year 2000 and beyond include no acquisition activity. In addition, the Company's existing operations in fiscal year 1999 were adversely affected by (1) intense and growing price competition from low-cost funeral providers and casket stores in some markets, (2) the continuing and accelerating trend toward cremation, and (3) a shift by customers to lower-priced services and merchandise. The Company is responding by developing and implementing strategies to (1) enhance its revenues, profits and cash flow at its currently existing operations and (2) grow its business through means other than acquisitions. The Company will also continue to focus on improving the margins of previously acquired firms.

   Management has determined that fiscal year 2000 will be a transition year for the Company. In subsequent years, management anticipates growth in earnings per share of 10 percent primarily through the Company's internal growth and cost management initiatives. Furthermore, the Company strives to achieve improved operational results through improvement in both revenues and costs at existing and recently acquired operations. To supplement this anticipated improvement, the Company has set forth various cash flow and operating initiatives to be implemented in fiscal year 2000 and beyond.

   INTERNAL GROWTH - EXISTING OPERATIONS

   PREARRANGED SERVICES. The Company believes that it can be distinguished from its competitors through its strong emphasis on, and its more than 50-year history of success with, prearranged sales. The Company also believes that it is an industry leader in marketing prearranged funeral and cemetery services and products through highly qualified commission sales counselors. Extensive prearranged marketing produces current cemetery revenues and a significant backlog of future funeral business and builds current and future market share. The Company's backlog of prearranged funeral services has grown at a compounded annual rate of 18 percent over the last four years and represents approximately $1.5 billion in future revenues at October 31,1999.

   IMPROVED MERCHANDISING. The Company frequently expands its product and service offerings, adjusts the mix of products and services offered in individual markets, takes advantage of enhanced pricing opportunities, and implements selective marketing programs to increase revenue and improve profit margins.

   OPERATING  INITIATIVES.   The  Company  plans  to implement the following
operating initiatives:

      * Leverage goodwill in local markets by expanding market-wide regional branding

      *   Centralize training and develop a formal training policy

      * Automate all of its businesses with real-time and standardized information

      * Implement programs based on the results of Project 2000, which is a comprehensive study of consumer preferences related to the death care industry. The results are expected to assist the Company in evaluating the changing trends in consumer preferences and to provide detailed information on pricing, merchandising and services.

   COST CONTROL. In addition to its strategies for increasing revenues, the Company plans to continue to improve its operating margins by achieving economies of scale, improving efficiencies and controlling costs through a variety of measures including the following:

      *   Obtaining volume discounts from suppliers

      * Leveraging operating costs through clustering and the development of combined operations

      *   Improving the utilization of its sales force

      * Centralizing control for capital expenditures at the corporate level

   INTERNAL GROWTH - NEW INITIATIVES

   Management has limited the amount it will spend on internal growth initiatives to $25 million in fiscal year 2000, approximately $15 million of which is earmarked for the construction of the Archdiocese of Los Angeles funeral homes. These internal growth initiatives are anticipated to include construction of funeral homes on some of the Company's cemeteries and development of third party relationships and alternative service firms.

   Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

   NEW FUNERAL HOME AND CEMETERY CONSTRUCTION. The Company creates combined operations by building funeral homes on its cemetery properties and operating both facilities together. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's purchasing power, enable it to employ more sophisticated management systems, and allow it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs and expanded marketing and sales opportunities.

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

   The Company entered into an agreement with the Archdiocese of Los Angeles to construct and operate funeral homes on land leased by the Company from the Archdiocese at the site of nine cemeteries owned and operated by the Archdiocese. Over the last 50 years, through its mausoleum construction business, the Company has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. The Company anticipates building on those relationships as it expands its use of operating partnerships.

   The Company also plans to develop operating partnerships with non-profit secular entities as it did in fiscal year 1998 when it entered into an agreement with the Wyuka Cemetery Board of Trustees. Under that agreement, the Company will manage the cemetery sales and operate a funeral home it constructed on the grounds of that state-owned cemetery in Lincoln, Nebraska.

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

   ALTERNATIVE SERVICE FIRMS. During fiscal year 1997, the Company acquired Sentinel Cremation Societies, Inc. of California ("Sentinel") which owned and operated thirteen service centers offering cremations and related products and services. Sentinel's cremation societies, Neptune and Telophase, have more than 110,000 members. Members in the cremation society pay a small membership fee and indicate their wish to be cremated. Because Sentinel's offices generally operate from leased locations with a small staff, they have lower overhead than traditional funeral homes, thereby generating a greater return on invested capital. The cost to the family for death care arrangements at a Sentinel location generally is less than the cost at a traditional funeral home, although these services typically generate higher operating margins for the Company than services at a traditional funeral home.

   During fiscal year 1998, the Company acquired Desert Memorial Cremation and Burial Society in Las Vegas, Nevada, a state with one of the highest cremation rates in the United States. This acquisition complements its alternative services strategy and provides an additional vehicle for expansion, particularly in the high cremation markets of the western United States.


EXTERNAL GROWTH

   ACQUISITIONS. From November 1, 1991 through January 17, 2000, the Company has grown from 43 funeral homes and 29 cemeteries in six states to 633 funeral homes and 161 cemeteries in 30 states, Puerto Rico and 10 foreign countries. The Company's growth in terms of number of properties has been principally through acquisitions.

   At the time of the Company's initial public offering in October 1991, the Company owned funeral homes and cemeteries in Louisiana, Texas, Florida, Virginia, West Virginia and Maryland. Since that time, the Company has expanded domestically, primarily in the Southern, Mid-Atlantic, Midwest and Pacific states and in Puerto Rico. In addition, the Company expanded internationally by entering Mexico in fiscal year 1994, Australia, New
Zealand and Canada in fiscal years 1995 and 1996, Spain and Portugal in fiscal year 1997 and the Netherlands, Argentina, France and Belgium in fiscal year 1998. Since 1994, the Company has acquired a total of 312 funeral homes and cemeteries outside the United States and Puerto Rico.

   The following table sets forth certain information with respect to the Company's completed and pending acquisition activity:

                                                   NUMBER OF          AGGREGATE
                                                 FUNERAL HOMES     PURCHASE PRICE
                                                AND CEMETERIES      (IN MILLIONS)
                                                --------------     --------------
Properties owned as of October 31, 1991........        72           $      -
Completed acquisitions(1):
  Fiscal year 1992.............................        11                30.0
  Fiscal year 1993.............................        49                94.6
  Fiscal year 1994.............................        60               177.6
  Fiscal year 1995.............................        70               154.4
  Fiscal year 1996.............................       149               179.0
  Fiscal year 1997.............................       114               184.5
  Fiscal year 1998.............................       162               266.3
  Fiscal year 1999.............................       100               156.4
  November 1, 1999 - January 17, 2000..........         4                 5.4
Pending acquisitions, as of January 17, 2000...         4                 3.5


-----------------------------

(1)  Excludes funeral homes and cemeteries constructed by the Company.

   ACQUISITION  STRATEGY.   Historically,  the  Company has actively pursued
acquisition opportunities both domestically and internationally. The Company sought and acquired premier firms that could be integrated with existing clusters or serve as a base for the formation of new clusters, and firms with strong managers willing to remain with the Company. In evaluating potential acquisitions, the Company has always considered factors such as the size of the communities the properties serve and the potential for increasing profitability through increased prearranged marketing efforts and other means.

   In response to the market changes described above, the Company expects to suspend its acquisition activity in fiscal year 2000 and to focus primarily on internal growth initiatives and improving operations. In limited instances, however, the Company may consider acquiring firms that present an unusually attractive investment opportunity. More than 85 percent of the approximately 22,000 funeral homes and 9,000 cemeteries in the United States are privately or family owned. Management believes that a substantial number of these businesses are suitable candidates for acquisition.



CASH FLOW INITIATIVES

    The Company plans to implement the following cash flow initiatives:

      * Suspend acquisition activity unless an acquisition is unusually attractive and generates positive cash flow

      * Limit spending on internal growth initiatives in fiscal year 2000 to $25 million, some of which has already been earmarked for construction of the Archdiocese of Los Angeles funeral homes

      * Centralize control at the corporate office for all capital expenditures

      * Establish a program to analyze and possibly re-deploy excess cemetery property, under-performing assets and real estate that would be more valuable if converted to another use

COMPETITION

   The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. The Company also competes with monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of limited services or products. Because the market for death care services is relatively stable, competition usually focuses on increasing market share and selling prearranged products and services. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the significant role played by goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of prearranged funeral services.

   The Company's traditional burial and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased throughout the 1980s and that cremation will represent approximately 38 percent of the United States burial market by the year 2010, compared with 14 percent in 1986. All of the Company's funeral homes in the United States offer cremation, and the Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization. Additionally, development of the Alternative Service Firms concept by the Company represents another opportunity for the Company to serve cremation customers. Additional information on the development of the Alternative Service Firms concept can be found under the heading "Internal Growth - New Initiatives" discussed earlier in Item 1.

   The Company would also face competition for acquisitions, should the Company decide to participate in the acquisition market. For information about the current status of the acquisition market, see "The Death Care Industry."

REGULATION

   The Company's funeral home operations are regulated by the Federal Trade Commission (the "FTC") under the FTC's Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the "Funeral Rule"), which went into effect on April 30, 1984, and was revised effective July 19, 1994. The FTC is reviewing the Funeral Rule and has conducted hearings to receive input from industry and consumer groups. As of this time, the FTC has not issued any proposed changes to the regulation.

   The  Funeral  Rule  defines  certain  acts  or  practices  as  unfair  or deceptive, and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services, and prohibit a funeral provider from:
(i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; and (iv) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.


   The Company's operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. The Company believes that it is in substantial compliance with the Funeral Rule and all such laws and regulations. Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which, if enacted as proposed, could have a material effect on the Company's operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

EMPLOYEES

   The Company and its subsidiaries employ approximately 11,200 persons, and management believes that its relationship with its employees is good. Approximately 941 of its employees who are employed in Maryland, Pennsylvania, Puerto Rico, Mexico, Australia, Canada and the Netherlands are represented by the Laborers' International Union of North America-AFL-CIO, the International Association of Machinists and Aerospace Workers-AFL-CIO, the International Brotherhood of Teamsters of Puerto Rico, the Sindicato de Trabajadores y Empleados de Establecimientos Comerciales, Tiendas de Ropa y Almacenes en General del Distrito Federal, the Miscellaneous Workers Union, Association des Travailleurs du Parc Commemoratif de Montreal Inc., Syndicat Canadien (SCEP), and AWVN (Catholic Union CNC). No other employees of the Company or its subsidiaries are members of a collective bargaining unit.

ITEM 2.  PROPERTIES

   As of October 31, 1999, all but 140 of the Company's 635 funeral home locations were owned by subsidiaries of the Company. The leases with respect to the 140 leased properties have terms ranging from one to 24 years, except for five leases that expire between 2032 and 2072. Generally, the Company has a right of first refusal and an option to purchase the leased premises. An aggregate of $2.9 million of the Company's term notes are secured by mortgages on some of the Company's funeral homes; these notes were either assumed by the Company upon its acquisition of the property or represent seller financing of the acquired property.

   As of October 31, 1999, the Company owned 157 cemeteries covering a total of approximately 10,700 acres. Approximately 4,500 acres, or 42 percent of the total acreage, are available for future development.

   The Company's corporate headquarters occupy approximately 40,600 square feet of office space in a building in suburban New Orleans that is leased from an affiliate of the Company. In addition, the Company owns a 92,000 square foot building in suburban New Orleans of which it uses a portion for its Shared Services Center, Human Resource Department and Information Systems Department. See "Certain Transactions," which is incorporated by reference herein from the Company's definitive proxy statement relating to its 2000 annual meeting of shareholders.

ITEM 3.  LEGAL PROCEEDINGS

   IN RE STEWART ENTERPRISES, INC. SECURITIES LITIGATION, United States District Court for the Eastern District of Louisiana. During the fall of 1999, 16 putative securities class action lawsuits were filed against the Company, certain of its directors and officers and the Company's underwriters in its January 1999 common stock offering. The suits have been consolidated and the court has appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs.

   The consolidated amended complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period October 1, 1998 through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information in the prospectus relating to the January 1999 common stock offering and in certain of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company to sell Company common stock during the class period at inflated market prices. The plaintiffs seek remedies including certification of the putative class, unspecified damages, attorneys' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court may deem proper. By February 25, 2000, the Company expects to move to dismiss the complaint.

   This action is in its earliest stages and the outcome of the action and costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

   OSIRIS HOLDING CO., S.A. DE C.V. ET AL. VS. JAIME ARRANGOIZ GAYOSSO ET AL., Ordinary Mercantile Proceedings in the Superior Court of Justice of the Federal District of Mexico, United Mexican States, Thirteenth Civil Court. This suit was brought in September 1994 by The Loewen Group Inc. and a Mexican affiliate (collectively, "Loewen") against the Company, the Mexican corporations acquired by the Company in August 1994, and the shareholders of those corporations. The suit alleges that the sale of those corporations to the Company violated a previous option granted by the shareholders to Loewen. The suit originally requested a judicial declaration that Loewen properly exercised its option prior to the purchase by the Company and that Loewen thereby acquired title to the corporations. The suit also sought unspecified damages. The Company believes the suit is without merit and intends to defend it vigorously. The Company was advised by its Mexican counsel that Loewen has dismissed the Company from the suit and has relinquished its claim of ownership to the stock of the corporations, thereby limiting itself to a claim for damages. Although the corporations, which are now subsidiaries of the Company, remain defendants, the Company does not believe that they have any liability for damages as the former owners have agreed to indemnify the Company. There has been no significant activity regarding this suit since 1996, and the Company assumes it has been abandoned. Unless there are new developments, the Company will no longer report on this suit.

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

   The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.


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

  NAME                           AGE               POSITION

Frank B. Stewart, Jr. ........   64         Chairman of the Board(1)

William E. Rowe ..............   53         President, Chief Executive Officer and Director(2)

Brian J. Marlowe .............   53         Executive Vice President and Chief Operating Officer(3)

Kenneth C. Budde .............   52         Executive Vice President, President-Corporate Division, Chief Financial
                                            Officer and Director (4)

Brent F. Heffron .............   50         Executive Vice President and President-Southern Division (5)

Raymond C. Knopke, Jr. .......   44         Executive Vice President and President-Western Division (6)

Charles L. Tilis .............   44         Executive Vice President and President-Central Division (7)

Ronald H. Patron .............   55         Executive Vice President and Chief Administrative Officer(8)

Gerard C. Alexander ..........   60         Executive Vice President-Special Corporate Projects (9)

Lawrence B. Hawkins ..........   51         Senior Vice President and President-Investors Trust, Inc.


----------------------------

(1) Mr. Stewart served as interim Chief Executive Officer from November 1, 1994, upon the retirement of Lawrence M. Berner as President and Chief Executive Officer, until February 1, 1995, when Joseph P. Henican, III became Chief Executive Officer.

(2) Mr. Rowe has served as Chief Executive Officer since November 17, 1999, prior to which he had served as President and Chief Operating Officer since November 1, 1994. He became Senior Executive Vice President and Chief Operating Officer in April 1994. Prior to that time, he served as President of the Company's former Mid-Atlantic Division since 1987 and as Executive Vice President and President of the former Mid-Atlantic Division since May 1991. He became a director of the Company in April 1994.

(3) Mr. Marlowe became Chief Operating Officer on December 10, 1999. Prior to that time, he had served as Executive Vice President and President of the Company's Eastern Division since August 1, 1995. From April 1994 to July 1995, he served as Executive Vice President and President of the Company's former Mid-Atlantic Division. From November 1992 to April 1994 he served as Chief Operating Officer of the Northern Region of the Company's former Mid-Atlantic Division.

(4) Mr. Budde has served as President-Corporate Division and Chief Financial Officer since May 1998 and as a Director since June 1998. From August 1989 to May 1998, he served as Senior Vice President of Finance, Secretary and Treasurer.

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

(6) Mr. Knopke has served as Executive Vice President and President of the Company's Western Division since November 1, 1998. From January 1, 1997 to October 31, 1998, he served as Senior Vice President and President of the Company's Western Division. From December 1993 to December 1996, he served as President and Chief Operating Officer of the South Atlantic Region of the Company's Eastern Division.

(7) Mr. Tilis has served as Executive Vice President and President of the Company's Central Division since November 1, 1999. From November 1, 1998 to October 31, 1999, he served as Senior Vice President and President of the Company's Central Division. From November 1, 1997 to October 31, 1998, he served as Chief Operating Officer of the Western Region of the Central Division. Prior to that time, he was a partner in the firm of Coopers & Lybrand L.L.P., the predecessor firm of PricewaterhouseCoopers LLP, the Company's independent accountants.

(8) Mr. Patron has served as Chief Administrative Officer since May 1998. Prior to that time, he served as Chief Financial Officer, President-Corporate Division and Director.

(9) Mr. Alexander has served as Executive Vice President-Special Corporate Projects since November 1, 1998. From August 1, 1995 to October 31, 1998, he served as Executive Vice President and President of the Company's Central Division. Prior to that time, he served as Executive Vice President and President of the Company's former South Central Division.


                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


MARKET INFORMATION

   The Company's Class A Common Stock trades in the Nasdaq National Market under the symbol STEI. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the Nasdaq National Market. Prices for the first two quarters of fiscal year 1998 have been adjusted to reflect a two-for-one stock split effected in the form of a 100 percent stock dividend on April 24, 1998. As of January 7, 2000, there were 1,553 record holders of the Company's Class A Common Stock.

                                              HIGH        LOW
                                              ----        ---
Fiscal Year 1999
   Fourth Quarter ..........................  12 5/8       3 13/16
   Third Quarter ...........................  20 3/4      12
   Second Quarter ..........................  20 3/4      12 11/16
   First Quarter ...........................  24 3/4      16 1/4

Fiscal Year 1998
   Fourth Quarter ..........................  24 5/8      15 7/8
   Third Quarter ...........................  28 5/8      22 1/4
   Second Quarter ..........................  29          21
   First Quarter ...........................  24 1/4      19  1/2



DIVIDENDS

   The Company declared quarterly dividends of $.01 per share on its Class A and Class B Common Stock during the first two quarters of fiscal year 1998 and $.02 per share during the last two quarters of fiscal year 1998 and during each quarter of fiscal year 1999. The Company intends to continue its current policy of declaring quarterly cash dividends on the Class A and Class B Common Stock in the amount of $.02 per share. The declaration and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. The most restrictive of the Company's debt agreements limits the declaration and payment of dividends within any period of four consecutive quarters to 50 percent of the Company's consolidated net earnings for those four fiscal quarters. The same agreement limits purchase, redemption or retirement of any shares of the Company's capital stock to 5 percent of its consolidated net worth on the payment date.

SALES OF UNREGISTERED EQUITY SECURITIES

   During fiscal year 1999, the Company did not sell any unregistered equity securities.



ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data for the fiscal years ended October 31, 1995 through 1999 are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                    SELECTED CONSOLIDATED FINANCIAL DATA

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED OCTOBER 31, (1)
                                           ----------------------------------------------------------------------------
                                              1999              1998             1997            1996          1995
                                           ----------        ----------      ----------       ----------     ----------
STATEMENT OF EARNINGS DATA:

Revenues:
     Funeral ............................  $  445,877        $  379,095      $  291,649       $  225,461     $  188,991
     Cemetery ...........................     310,231           269,270         240,937          207,926        179,831
                                           ----------        ----------      ----------       ----------     ----------
     Total revenues .....................     756,108           648,365         532,586          433,387        368,822
Gross profit:
     Funeral ............................     126,875           118,426          89,235           72,239         55,309
     Cemetery ...........................      83,526            77,558          67,937           45,879         34,434
                                           ----------        ----------      ----------       ----------     ----------
     Total gross profit .................     210,401           195,984         157,172          118,118         89,743
Corporate general and administrative
  expenses ..............................     (19,161)          (16,621)        (15,402)         (14,096)       (11,113)
                                           ----------        ----------      ----------       ----------     ----------

Operating earnings before performance-
  based stock options ...................     191,240           179,363         141,770          104,022         78,630
Performance-based stock options                  -              (76,762)           -               -            (17,252)
                                           ----------        ----------      ----------       ----------     ----------
Operating earnings ......................     191,240           102,601(2)      141,770          104,022         61,378(3)
Interest expense, net ...................     (52,174)          (41,792)        (36,425)         (24,435)       (21,460)
Other income ............................       3,485             4,155           1,132            2,488          1,582
                                           ----------        ----------      ----------       ----------     ----------
Earnings before income taxes and
  cumulative effect of change in
  accounting principles .................  $  142,551        $   64,964(2)   $  106,477      $    82,075     $   41,500(3)
                                           ==========        ==========      ==========      ===========     ==========
Earnings before cumulative effect of
  change in accounting principles .......  $   90,520        $   41,902(2)   $   69,742      $    51,297     $   26,145(3)
Cumulative effect of change in accounting
  principles (net of $28,798 and $2,230
  income tax benefit in 1999 and 1997,
  respectively) .........................     (50,101)(1)          -             (2,324)(1)         -              -
                                           ----------        ----------      ----------      -----------     ----------
Net earnings ............................  $   40,419        $   41,902(2)   $   67,418      $    51,297     $   26,145(3)
                                           ==========        ==========      ==========      ===========     ==========
Per Share Data: (4)
Basic earnings per share:
 Earnings before cumulative effect of
  change in accounting principles .......  $      .84        $      .43(2)  $       .79       $      .62     $      .36(3)
 Cumulative effect of change in
  accounting principles .................        (.47)(1)          -               (.03)(1)         -              -
                                           ----------        ----------      ----------       ----------     ----------
 Net earnings ...........................  $      .37        $      .43(2)   $      .76       $      .62     $      .36(3)
                                           ==========        ==========      ==========       ==========     ==========
Diluted earnings per share:
 Earnings before cumulative effect of
   change in accounting principles ......  $      .84        $      .43(2)   $      .78       $      .61     $      .35(3)
 Cumulative effect of change in
   accounting principles ................        (.47)(1)           -              (.03)(1)          -             -
                                           ----------        ----------      ----------       ----------     ----------
 Net earnings ...........................  $      .37        $      .43(2)   $      .75       $      .61     $      .35(3)
                                           ==========        ==========      ==========       ==========     ==========
Weighted average common shares
 outstanding (in thousands):
  Basic .................................     107,452            97,691          88,778           82,821         72,772
                                           ==========        ==========      ==========       ==========     ==========
  Diluted ...............................     107,834            98,444          89,675           83,959         73,698
                                           ==========        ==========      ==========       ==========     ==========

Dividends declared per common share .....  $      .08        $      .06      $      .04       $     .033     $     .017
                                           ==========        ==========      ==========       ==========     ==========

                                                                 (continued)





                    SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   YEAR ENDED OCTOBER 31, (1)
                                                    ----------------------------------------------------------------------------
                                                       1999              1998             1997            1996          1995
                                                    ----------        ----------      ----------       ----------     ----------
Pro forma amounts assuming 1999 and 1997 changes
 in accounting principles were applied
 retroactively:(1)
 Net earnings ....................................                    $   33,199(2)   $   59,616       $    42,616    $ 23,939(3)
                                                                      ==========      ==========       ===========    ========
 Basic earnings per common share (4) .............                    $      .34(2)   $      .67       $       .51    $    .33(3)
                                                                      ==========      ==========       ===========    ========
 Diluted earnings per common share(4) ............                    $      .34(2)   $      .66       $       .51    $    .32(3)
                                                                      ==========      ==========       ===========    ========


                                                                                   OCTOBER 31,
                                                    ----------------------------------------------------------------------------
                                                       1999              1998             1997            1996          1995
                                                    ----------        ----------      ----------       ----------     ----------
Balance Sheet Data:

 Assets ........................................    $2,283,880        $2,048,938      $1,637,238       $1,360,913     $1,072,435
 Long-term debt, less current maturities .......       938,831           913,215         524,351          515,901        317,451
 Shareholders' equity ..........................     1,056,612           839,290         819,570          547,447        483,978




                     SELECTED CONSOLIDATED OPERATING DATA


                                                                                   YEAR ENDED OCTOBER 31,
                                                    ----------------------------------------------------------------------------
                                                       1999              1998             1997            1996          1995
                                                    ----------        ----------      ----------       ----------     ----------
OPERATING DATA:

 Funeral homes in operation at end of period .....         635               558             401              298            161

 At-need funerals performed ......................     111,250            87,653          61,682           38,351         37,263
 Prearranged funerals performed ..................      26,490            23,563          18,970           15,422          9,225
                                                    ----------        ----------      ----------       ----------     ----------
   Total funerals performed ......................     137,740           111,216          80,652           53,773         46,488

 Prearranged funerals sold .......................      58,430            59,112          48,676           37,545         33,787
 Backlog of prearranged funerals at
    end of period ................................     436,499           391,226         350,031          294,829        222,532

 Cemeteries in operation at end of period ........         157               140             129              120            105
 Interments performed ............................      57,759            50,201          46,782           43,129         39,662


--------------------------

(1) Effective November 1, 1998, the Company changed its method of accounting for earnings realized on its irrevocable prearranged funeral trust funds and escrow accounts. Effective November 1, 1996, the Company changed its method of accounting for its irrevocable prearranged funeral trust funds and escrow accounts and cemetery sales. For further details, see Note 3 to the Company's consolidated financial statements included in Item 8. Information presented for fiscal year 1999 reflects the 1999 change in accounting principle; information presented for fiscal years 1998 and 1997 reflects the 1997 change in accounting principles; information presented for fiscal years 1996 and 1995 reflects results as originally reported under the accounting methods then in effect.

(2) Includes a nonrecurring, noncash charge of $76.8 million ($50.3 million, or $.51 per share, after-tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of the Company's performance-based stock options.

(3) Includes a nonrecurring, noncash charge of $17.3 million ($10.9 million, or $.15 per share, after-tax) recorded during the third quarter of fiscal year 1995 in connection with the vesting of the Company's performance -based stock options.

(4) Adjusted to reflect a three-for-two common stock split effected June 21, 1996 and a two-for-one common stock split effected April 24, 1998.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   Death care businesses in the United States traditionally have been relatively small, family-owned enterprises that have been passed down through successive generations within a family. During the last decade, however, the industry in the United States, and in certain foreign countries, has undergone a transition in which family-owned firms were consolidating with larger organizations, such as the Company. This trend began to change in fiscal year 1999. For further discussion of this trend, see "Business - The Death Care Industry." As a result, although the Company's historical growth has been primarily from acquisitions, the Company is currently focusing on growth through internal strategies.

   Two other trends affecting the death care industry are the expected increase in the number of deaths and the average age of the population. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year from 2.4 million in 1999 to 2.6 million in 2010. In addition, industry studies indicate that while the death rate is declining slightly, the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have recently begun to turn 50, represents a significant opportunity for firms such as the Company to expand their customer base and secure a portion of their future market share by actively marketing prearranged property, merchandise and services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 74.2 million in 1999 to
96.4 million in 2010. The Company's principal target market for sales of prearranged cemetery property, merchandise and services is customers who are age 50 and above.

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

CHANGE IN ACCOUNTING PRINCIPLE

   Effective November 1, 1998, the Company changed its method of accounting for earnings realized by irrevocable prearranged funeral trust funds and escrow accounts. The Company now defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of these earnings and deferred the remainder to offset the estimated future effects of inflation. The accounting change was made principally to match revenue recognition more closely with cash receipts and also to improve the comparability of its earnings with those of its principal competitors. The new method will allow the Company to take a longer-term view and increase its flexibility in managing the funeral trust funds. See Note 3 to the consolidated financial statements included in
Item 8.

   This change generally will result in reduced near-term funeral revenue and gross profit, due to the deferral of all of the earnings from funeral trust funds and escrow accounts until the funeral is performed.

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

   Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico and excluding those in Mexico), which include investments in common stock, the Company seeks an overall annual yield of approximately 8.5 percent to 9.0 percent. In the past three years, such funds have generated overall annual yields in that range. However, no assurance can be given that the Company will be successful in achieving any particular yield.

RESULTS OF OPERATIONS

   For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of both periods being compared are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either period being compared are referred to as "Acquired Operations."

   Comparisons between fiscal years 1999 and 1998 reflect the pro forma effects of applying the new accounting principle as if the change had occurred on November 1, 1997; whereas, comparisons between fiscal years 1998 and 1997 are presented as originally reported. The following table presents the results as reported for the fiscal year ended October 31, 1999 and the pro forma results for the year ended October 31, 1998:



                                                        YEAR ENDED OCTOBER 31,
                                                        1999             1998
                                                      -------           -------
                                                     (As Reported)    (Pro Forma)
                                                            (IN MILLIONS)
Revenues:
 Funeral .........................................    $ 445.9           $ 365.6
 Cemetery ........................................      310.2             269.3
                                                      -------           -------
                                                        756.1             634.9
                                                      -------           -------
Costs and expenses:
 Funeral .........................................      319.0             260.7
 Cemetery ........................................      226.7             191.7
                                                      -------           -------
                                                        545.7             452.4
                                                      -------           -------
 Gross profit ....................................      210.4             182.5
Corporate general and administrative expenses ....       19.2              16.6
                                                      -------           -------
 Operating earnings before performance-based
  stock options ..................................      191.2             165.9
Performance-based stock options ..................        -                76.8
                                                      -------           -------
 Operating earnings ..............................      191.2              89.1(1)
Interest expense, net ............................      (52.2)            (41.8)
Other income .....................................        3.5               4.2
                                                      -------           -------

 Earnings before income taxes and cumulative effect
   of change in accounting principle .............      142.5              51.5(1)
Income taxes .....................................       52.0              18.3
                                                      -------           -------

 Earnings before cumulative effect of change in
  accounting principle ...........................    $  90.5           $  33.2(1)
                                                      =======           =======


(1) Includes a nonrecurring, noncash charge of $76.8 million ($50.3 million, after tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of performance-based stock options. Excluding that charge, for fiscal year 1998:
    (a) earnings before income taxes and cumulative effect of change in accounting principle would have been $128.3 million; and
    (b) earnings before cumulative effect of change in accounting principle would have been $83.5 million.



YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

FUNERAL SEGMENT


                                                   YEAR ENDED
                                                   OCTOBER 31,
                                             ----------------------
                                               1999          1998       INCREASE
                                             --------      --------     --------
                                          (As Reported)  (Pro Forma)
                                                        (IN MILLIONS)

   FUNERAL REVENUE
   ---------------
   Existing Operations ..................    $  342.9      $  331.1     $   11.8
   Acquired Operations ..................       103.0          34.5         68.5
                                             --------      --------     --------
                                             $  445.9      $  365.6     $   80.3
                                             ========      ========     ========

   FUNERAL COSTS
   -------------
   Existing Operations ..................    $  232.0      $  226.8     $    5.2
   Acquired Operations ..................        87.0          33.9         53.1
                                             --------      --------     --------
                                             $  319.0      $  260.7     $   58.3
                                             ========      ========     ========
   Funeral Segment Profit ...............    $  126.9      $  104.9     $   22.0
                                             ========      ========     ========


   Funeral revenue increased $80.3 million, or 22 percent, for the year ended October 31, 1999, compared to the corresponding period in 1998. The Company experienced an $11.8 million, or 4 percent, increase in revenue from Existing Operations as a result of an increase in sales of certain prearranged funeral merchandise, coupled with a 0.7 percent increase in the average revenue per domestic funeral service performed by Existing Operations (3.1 percent increase worldwide, excluding the effect of foreign currency translation), primarily due to price increases and improved merchandising. Partially offsetting this increase was a 2.2 percent (1,306 events) decrease in the number of domestic funeral services performed by Existing Operations (2.5 percent (2,358 events) decrease worldwide).

   Funeral profit margin from Existing Operations increased from 31.5 percent in 1998 to 32.3 percent in 1999. This improvement resulted primarily from the increase in funeral revenue from Existing Operations discussed above, coupled with increased cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of funeral homes during fiscal year 1999 which is not reflected in the 1998 period presented above.

   The Company believes that at-need funeral revenues in some key markets were negatively affected in fiscal year 1999 by (1) intense and growing price competition from low-cost funeral providers and casket stores in some markets, (2) the continuing and accelerating trend toward cremation, and (3) a shift by customers to lower-priced services and merchandise.

   The Company plans to respond to these trends by (1) reducing prices where appropriate in order to gain market share, (2) reducing costs by moving to smaller funeral buildings and consolidating funeral facilities where appropriate, and (3) transitioning some of its funeral businesses to emphasize alternative services. The Company is testing new marketing and merchandising programs to enhance revenues without raising prices. In addition to focusing on increasing margins at existing businesses, the Company is also focusing on increasing revenues and profits from internal growth strategies such as increasing operating partnerships with third parties, increasing alternative service firms, and building new funeral homes on the Company's cemetery properties. See "Business - Growth Strategies."



   Historically, one of the Company's goals has been to achieve a 5 percent to 7 percent increase annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which were below this objective. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company has revised its goals for increases in the average revenue per funeral service performed worldwide to 2 to 3 percent annually. See "Forward-Looking Statements."


CEMETERY SEGMENT


                                                  YEAR ENDED
                                                  OCTOBER 31,
                                             ----------------------
                                               1999          1998       INCREASE
                                             --------      --------     --------
                                                         (As Reported)
                                                         (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations ...................   $  272.6      $  259.5     $   13.1
   Acquired Operations ...................       37.6           9.8         27.8
                                             --------      --------     --------
                                             $  310.2      $  269.3     $   40.9
                                             ========      ========     ========

   CEMETERY COSTS
   --------------
   Existing Operations ...................   $  194.9      $  184.8     $   10.1
   Acquired Operations ...................       31.8           6.9         24.9
                                             --------      --------     --------
                                             $  226.7      $  191.7     $   35.0
                                             ========      ========     ========
   Cemetery Segment Profit ...............   $   83.5      $   77.6     $    5.9
                                             ========      ========     ========

   Cemetery revenue increased $40.9 million, or 15 percent, for the year ended October 31, 1999, compared to the corresponding period in 1998. The $13.1 million, or 5 percent, increase in revenue from Existing Operations resulted primarily from an increase in preneed cemetery sales, price increases and improved merchandising, coupled with an increase in the revenue realized from the Company's cemetery trust funds and escrow accounts. The revenue from the cemetery trust funds and escrow accounts increased $3.6 million, or 14 percent, to $29.4 million due to a 20 percent growth in the average balance in the funds, resulting from current year customer payments deposited into the funds and funds added through acquisitions, coupled with an increase in the average yield on the funds. The yield was in line with the Company's goal of 8.5 percent to 9.0 percent.

   Cemetery profit margin from Existing Operations decreased from 28.8 percent in 1998 to 28.5 percent in 1999. This decline was attributable principally to a savings rebate received by the Company from contract negotiations with a primary vendor in 1998 which was not obtained in 1999.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries during fiscal year 1999, which are not reflected in the 1998 period presented above.

OTHER

   In April 1998, the Company achieved the performance goal for the performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a nonrecurring, noncash charge to earnings of approximately $76.8 million (approximately $50.3 million, or $.51 per share, after-tax) in April 1998. The repurchase of options by the Company and the exercise of the remaining options resulted in a net cash outlay of approximately $69.4 million.

   Corporate general and administrative expenses declined to 2.5 percent of revenue in fiscal year 1999, as compared to 2.6 percent in fiscal year 1998, despite an aggregate increase of $2.5 million for the current year. The increase in these expenses is primarily the result of increasing activities to support the Company's growth, including a $.9 million increase in professional and consulting fees.

   Net interest expense increased $10.4 million during fiscal year 1999 compared to fiscal year 1998, resulting from an increase in average borrowings due principally to acquisition expenditures, partially offset by a decrease in average interest rates from 6.4 percent in 1998 to 6.0 percent in 1999 and an increase in the investment earnings on excess cash for fiscal year 1999 as compared to 1998.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

   As of October 31, 1999, the Company's outstanding borrowings totaled $951.4 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 65 percent was fixed-rate debt, with the remaining 35 percent subject to short-term variable interest rates averaging approximately 5.9 percent.

   The Company experienced an increase in its effective tax rate from 35.5 percent in fiscal year 1998 to 36.5 percent in fiscal year 1999 due to an increase in income from jurisdictions with higher effective tax rates.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

FUNERAL SEGMENT

                                                  YEAR ENDED
                                                  OCTOBER 31,
                                             ----------------------     INCREASE
                                               1998          1997      (DECREASE)
                                             --------      --------     --------
                                                        (IN MILLIONS)
   FUNERAL REVENUE
   ---------------
   Existing Operations ...................   $ 281.1       $  264.1     $   17.0
   Acquired Operations ...................      98.0           27.5         70.5
                                             -------       --------     --------
                                             $ 379.1       $  291.6     $   87.5
                                             =======       ========     ========

   FUNERAL COSTS
   -------------
   Existing Operations ...................   $ 174.6       $  181.6     $   (7.0)
   Acquired Operations ...................      86.1           20.8         65.3
                                             -------       --------     --------
                                             $ 260.7       $  202.4     $   58.3
                                             =======       ========     ========
   Funeral Segment Profit ................   $ 118.4       $   89.2     $   29.2
                                             =======       ========     ========


   Funeral revenue increased $87.5 million, or 30 percent, in fiscal year 1998, as compared with the prior fiscal year. The Company experienced a $17.0 million, or 6 percent, increase in revenue from Existing Operations as a result of a 6.0 percent increase in the average revenue per domestic funeral service performed by Existing Operations (10.1 percent increase worldwide, excluding the effect of foreign currency translation), due primarily to price increases and improved merchandising. Also contributing to the increase in revenue from Existing Operations was a $1.8 million increase in the revenue recognized from prearranged funeral trust funds and escrow accounts. This increase was attributable to a 21 percent growth in the average balance in such trust funds and escrow accounts, resulting primarily from current year customer payments deposited into the funds and funds added through acquisitions, offset by a decrease in the yield on the funds, which yield remained in line with the Company's goal of 8.5 percent to 9.0 percent. Slightly offsetting the increase in revenue from Existing Operations was a 2.1 percent (897 events) decrease in the number of domestic funeral services performed by Existing Operations (3.9 percent (2,579 events) decrease worldwide).

   Funeral profit margin from Existing Operations increased from 31.2 percent in 1997 to 37.9 percent in 1998. The $7.0 million, or 4 percent, decrease in funeral costs from Existing Operations resulted principally from the implementation of certain cost control measures, including contract negotiations with certain vendors and the Company's centralization and standardization of certain financial and administrative functions through its Shared Services Center. Existing Operations achieved improved profit margins resulting primarily from these improved cost control measures and the increased average revenue per funeral service mentioned above.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition or construction of funeral homes during fiscal year 1998 which is not reflected in the 1997 period presented above.



CEMETERY SEGMENT



                                                  YEAR ENDED
                                                  OCTOBER 31,
                                             ----------------------
                                               1998          1997       INCREASE
                                             --------      --------     --------
                                                        (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations ....................  $  253.1      $  237.9     $   15.2
   Acquired Operations ....................      16.2           3.0         13.2
                                             --------      --------     --------
                                             $  269.3      $  240.9     $   28.4
                                             ========      ========     ========

   CEMETERY COSTS
   --------------
   Existing Operations ....................  $  179.0      $  171.1     $    7.9
   Acquired Operations ....................      12.7           1.9         10.8
                                             --------      --------     --------
                                             $  191.7      $  173.0     $   18.7
                                             ========      ========     ========
   Cemetery Segment Profit ................  $   77.6      $   67.9     $    9.7
                                             ========      ========     ========


   Cemetery revenue increased $28.4 million, or 12 percent, in fiscal year 1998, as compared to fiscal year 1997. The Company experienced a $15.2 million, or 6 percent, increase in revenue from Existing Operations. The increase in revenue from Existing Operations resulted principally from an increase in cemetery sales, including burial site openings and closings, coupled with an increase in the revenue realized from the Company's cemetery trust funds and escrow accounts. The revenue from the cemetery trust funds and escrow accounts increased $1.0 million, or 4 percent, to $25.7 million due to a 13 percent growth in the average balance in the funds, resulting primarily from current year customer payments deposited into the funds, along with funds added through acquisitions, offset by a decrease in the yield on the funds, which yield remained in line with the Company's goal of
8.5  percent  to  9.0 percent.

   Cemetery profit margin from Existing Operations increased from 28.1 percent in 1997 to 29.3 percent in 1998. This improvement was attributable principally to the increase in cemetery sales discussed above, the implementation of certain cost control measures, including the centralization and standardization of certain financial and administrative functions at the Shared Services Center, and the increase in burial site openings and closings.

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

   In July and August 1998, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,592,250 shares of Class A Common Stock at exercise prices equal to the fair market value on the grant dates, which ranged from $21.38 to $27.25 per share. One-third of the options become exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A Common Stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004.

   Corporate general and administrative expenses declined to 2.6 percent of revenue in fiscal year 1998, as compared to 2.9 percent in fiscal year 1997, despite an aggregate increase of $1.2 million for the current year. The increase in these expenses is the result of activities to support the Company's growth.

   Net interest expense increased $5.4 million during fiscal year 1998 when compared to fiscal year 1997, resulting from an increase in average borrowings, which was partially offset by a decrease in average interest rates from 6.6 percent in 1997 to 6.4 percent in 1998 and an increase in the investment earnings on excess cash in fiscal year 1998 as compared to 1997. Approximately $492.0 million, or 53 percent, of the $924.4 million borrowings outstanding as of October 31, 1998 was subject to short-term variable interest rates averaging approximately 5.7 percent.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

   Other income increased $3.0 million during fiscal year 1998 when compared to the prior year, due principally to an approximate $2.3 million gain on the sale of non-essential assets.

   The Company experienced an increase in its effective tax rate from 34.5 percent in fiscal year 1997 to 35.5 percent in fiscal year 1998. The increase in the effective tax rate was due to an increase in income from jurisdictions with higher effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $77.4 million as of October 31, 1999, an increase of $40.5 million from October 31, 1998. This increase was the result of the reclassification of certain voluntary escrow funds from long-term investments to marketable securities. The reclassification was made as these funds are all expected to be converted to cash by October 31, 2000, providing the Company with additional cash for general operating purposes. The Company provided cash of $16.4 million from its operations for the year ended October 31, 1999, compared to providing cash of $46.4 million for fiscal year 1998, due principally to an increase in other receivables and merchandise trust, less estimated cost to deliver merchandise and other working capital changes.

   Long-term debt as of October 31, 1999, amounted to $951.4 million, compared to $924.4 million as of October 31, 1998. The Company's long-term debt consisted of $529.0 million under the Company's revolving credit facilities, $400.9 million of long-term notes including the Remarketable Or Redeemable Securities (ROARS) discussed below, and $21.5 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is unsecured, except for approximately $2.9 million of term notes incurred principally in connection with acquisitions.

   In April 1998, the Company issued $200 million of 6.40 percent ROARS due May 1, 2013 (remarketing date May 1, 2003). The ROARS were priced to the public at 99.677 percent to yield 6.476 percent. Net proceeds were approximately $203.6 million, including the remarketing payment made to the Company by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's existing revolving credit facilities. The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77 percent. If the securities are remarketed after five years, the net effective rate for the remaining terms will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company's then current credit spread.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of .9 and 1.1 to 1.0 as of October 31, 1999 and 1998, respectively. In February 1999, the Company completed the sale of 13.6 million shares of Class A Common Stock. This resulted in approximately $219 million in net proceeds, which were used principally to repay balances outstanding under its revolving credit facilities. These amounts then became available to fund the Company's acquisition program and for general corporate purposes. As of January 17, 2000, the Company had a debt-to-equity ratio of approximately .9 to 1.0 and $362.5 million of additional borrowing capacity within this parameter, of which $75.8 million was available under its revolving credit facilities.

   On August 18, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 5 percent of its then outstanding common stock, or approximately 5.6 million shares. The repurchase was limited to the Company's Class A Common Stock and was made in the open market at such times and in such amounts as management deemed appropriate, depending on market conditions and other factors. During the fourth quarter of 1999, the Company completed this program with the repurchase of approximately 5.6 million shares of Class A Common Stock for approximately $33.0 million, or $5.91 per share.

   The Company's ratio of earnings to fixed charges was as follows:


                     YEARS ENDED OCTOBER 31,
          ---------------------------------------------
          1995      1996      1997       1998      1999
          ----      ----      ----       ----      ----
          2.72(1)   3.98      3.65(2)    2.38(3)   3.43(2)


---------------

(1) Pretax earnings for fiscal year 1995 include a nonrecurring, noncash charge of $17.3 million in connection with the vesting of performance-
    based stock options.   Excluding  the  charge,  the  Company's  ratio of
    earnings to fixed charges for fiscal year 1995 would have been 3.43.
(2) Excludes the cumulative effect of change in accounting principles.
(3) Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

                              -----------------


   For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1999 reflects the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal years 1996 and 1995 reflect the Company's previous accounting methods that were in effect at that time.

   During fiscal year 1999, the Company completed the acquisition of 83 funeral homes and 17 cemeteries for purchase prices aggregating approximately $156.4 million, which includes the issuance of approximately 19,000 shares of Class A Common Stock and $2.2 million of seller-financed acquisition indebtedness. The cash portion of the purchase price of these acquisitions was funded primarily with advances under the Company's revolving credit facilities.

   Subsequent to October 31, 1999, and through January 17, 2000, the Company acquired or had outstanding letters of intent or definitive agreements to acquire eight businesses for an aggregate purchase price of approximately $8.9 million. The Company plans to finance the purchase price of pending acquisitions primarily through seller financing or cash generated from the Company's operations.

   Historically, the Company has required significant capital resources to finance its acquisition program. In response to changes in the acquisition market described under the heading "Business - The Death Care Industry" above, the Company expects to suspend its acquisition strategy in fiscal 2000, although the Company may consider acquiring firms that present an unusually attractive investment opportunity. In addition, the Company plans to implement the other cash flow initiatives described above under the heading "Business - Cash Flow Initiatives."

   Although the Company has no material commitments for capital expenditures (other than approximately $15 million in commitments related to construction of the Archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of approximately $43.5 million for the fiscal year ending October 31, 2000, which includes approximately $25 million in internal growth initiatives (including the construction of the Los Angeles funeral homes) and approximately $18.5 million for maintenance capital expenditures.

   Management expects that future capital requirements will be satisfied through a combination of internally-generated cash and amounts available under its revolving credit facilities. In addition, the Company monitors its mix of fixed- and floating-rate debt obligations in light of changing market conditions and may from time to time decide to alter that mix by, for example, refinancing balances outstanding under its floating-rate revolving credit facility with public or private fixed-rate debt, or by entering into interest rate swaps or similar interest rate hedging transactions.

   On December 8, 1999, Moody's Investors Service ("Moody's") announced that it had lowered the Company's credit rating from Baa3 to Ba2, and on December 15, 1999, Standard & Poor's ("S&P") announced that it had placed the Company on credit watch with negative implications. Interest paid by the Company on its revolving line of credit is based in part on its credit ratings from Moody's and S&P. While the outcome of the S&P review cannot be predicted at this time, neither it nor the Moody's downgrade is expected to have a material effect on the Company's results of operations.

INFLATION

   Inflation has not had a significant impact on the Company's United States operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

   During the first quarter of fiscal year 1997, the Company changed its method of reporting foreign currency translation adjustments for its Mexican operations to the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. As of January 1, 1999, the Mexican economy was no longer considered highly inflationary by the SEC staff. Accordingly, subsequent to January 1, 1999, gains and losses resulting from translation of the financial statements of the Company's Mexican operations are reflected in shareholders' equity, and the functional currency used by the Company's Mexican operations is the Mexican peso. These changes did not have a material effect on the Company's results of operations for fiscal year 1998 or 1999. However, no assurance can be given that a material change will not occur in the future due to events within Mexico beyond the Company's control.

OTHER

YEAR 2000 ISSUES

   During 1999, all phases of the Company's compliance plan were completed for all critical and non-critical systems. Thorough testing was done on all critical systems, globally, after the rollover to the Year 2000, and all results were favorable. As anticipated, the Company did not experience any problems resulting from the century change in any of its domestic or international operations.

   OVERVIEW. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can create breakdowns or erroneous results when computers perform operations involving years later than 1999.

   THE COMPANY'S STATE OF READINESS. The Company devised and completed an extensive compliance plan with the objective of bringing all of the Company's information technology (IT) systems and non-IT systems into Year 2000 compliance. The Company divided its systems into (i) critical systems, consisting of IT systems, and (ii) non-critical systems, consisting of a mixture of IT and non-IT systems. Each system was evaluated and brought into compliance in five phases:

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

   *  Phase II:  Assessment - Identify and evaluate all systems for Year
                              2000 compliance

   *  Phase III: Compliance - Complete necessary Year 2000 modifications

   *  Phase  IV: Testing - Test all modified systems for Year 2000 compliance

   *  Phase V:   Implementation - Return Year 2000 compliant systems to
                                  daily operation


   THE COSTS INVOLVED. Due to the fact that many of the Company's computer systems have been replaced in recent years as part of the Company's on-going goal to maintain state of the art technology, the Company's Year 2000 compliance costs have been relatively low. To date, the Company has incurred expenses of approximately $150,000 for external consultants and software and hardware applications in implementing its compliance plan. The Company did not separately track the internal costs incurred for the Year 2000 project. Such costs are principally payroll-related costs for the Company's information technology group.

  RISKS. If the Company has not been successful in its efforts to bring its systems into Year 2000 compliance:

  * The Company's ability to procure merchandise in a timely and cost-effective manner may be impaired,

  * Daily business procedures may be delayed due to the use of manual procedures, and

  * Some business procedures may be interrupted if no alternative methodology is available.

    Each of these items could have a material adverse effect on the Company's operations. However, to date, no problems have been identified.

        The Company has no guarantee that the systems of third parties were brought into compliance on a timely basis. The non-compliance of a third-party's system could have a material adverse effect on the Company's operations.

   THE COMPANY'S CONTINGENCY PLAN. Although the Company believes that its Year 2000 plan was adequate to achieve full system compliance on a timely basis, the Company did develop contingency plans to address the possibility of the Company's and third parties' non-compliance. The Company, to date, has not had the need to implement these or any other contingency plans.


RECENT ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS No. 133 on its consolidated financial condition and results of operations, and the effect of the pronouncement is not expected to be material. The Company is reviewing SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and does not expect the effect of the pronouncement on its consolidated financial condition and results of operations to be material.

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   As previously announced, the Company recently revised its short- and medium-term outlook and goals. The Company currently anticipates that fiscal year 2000 will be a year of transition, from a period of rapid growth, fueled primarily by acquisitions, to a period of moderate growth, driven primarily by internal growth strategies and a more intense focus on improving the operations of businesses acquired. In this regard, management's current goal is to grow revenue in fiscal year 2000 at about 1 percent from 1999 amounts with relatively flat, to slightly down, earnings before interest, taxes, depreciation and amortization (EBITDA) from 1999 amounts. Management's current earnings per share goal for fiscal year 2000 is in the $.68 - $.72 range. Fiscal year 2000 goals also include spending $25 million on internal growth initiatives. The current tax rate anticipated for fiscal year 2000 is 36.5 percent, and the Company's weighted average cost of debt as of October 31, 1999, was 6.1 percent.

   The Company's current goal for annual earnings per share growth after fiscal year 2000 is 10 percent. The Company's goal is to attain that growth primarily by achieving 2 percent to 4 percent growth in revenues, keeping cost increases in the 1 percent to 3 percent range and improving cash flow to reduce debt. The Company's cash flow from operations is expected to improve, as its fiscal year 2000 estimates include only $25 million in internal growth initiatives, and cemetery revenue, which is the principal driver for increases in installment receivables, is anticipated to be relatively flat.

   The Company anticipates implementing cash flow initiatives for 2000 which include analysis and possible re-deployment of excess cemetery property, under-performing assets and real estate that would be more valuable if converted to another use.

   In response to changes in the acquisition market discussed above under the heading "Business - The Death Care Industry," the Company has not included acquisitions in its growth expectations for fiscal year 2000 and beyond.

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

   (1) The Company's ability to achieve its revenue goals and the corresponding cash flows from operations are affected by the volume, mix and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned levels in volume, mix or prices could cause the Company not to meet anticipated revenue goals. The ability of the Company to achieve planned volume, mix or price levels at any location depends on numerous factors, including the local economy, the local death rate, competition and consumer preferences. Furthermore, the Company is adapting to pricing pressures from low-cost funeral services and merchandise providers, which may result in reducing funeral service and merchandise prices in order to recapture market share where appropriate.

   (2) Preneed cemetery sales are a significant component of the Company's cemetery revenue. The Company sets very aggressive preneed sales targets. The inability of the Company to achieve the planned level of sales could cause a shortfall in anticipated levels of revenue.

   (3) Morale is a key ingredient in any sales organization, and morale can be adversely affected by aggressive sales targets that make it difficult for the Company's over 3,500 commission sales counselors to achieve their goals.

   (4) When acquiring a business, the Company sets pro forma levels at which it expects those businesses to perform based on the mix of traditional services and cremation services the business has historically delivered and how the Company expects that business to perform over the next 12 months. As the Company typically charges a higher price for a traditional service than a cremation service, material changes in the types of service delivered from those assumed in the pro forma could affect the level of anticipated revenue generated by those businesses. Additionally, although a cremation service can yield a higher margin than a traditional service, it generally produces lower revenue and a lower total gross profit.

   (5) The ability of the Company to increase or sustain current price levels and retain market share is affected by local competition in the Company's markets, including competition from low-cost funeral providers and casket stores, as well as consumer preferences.

   (6) Another important component of revenue is earnings from the Company's cemetery trust funds and escrow accounts, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The returns on the Company's prearranged funeral trust funds and escrow accounts affect the Company's future revenue. The performance of the funds depends primarily on market conditions that are not within the Company's control. Additionally, the performance of the funds is affected by the mix of fixed-income and equity securities. The size of the funds depends on the level of sales, funds added through acquisitions, if any, and the amount of returns that are reinvested.

   (7) Future revenue is also affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income.

   (8) The deathcare business is a highly fixed cost business. Positive or negative changes in revenue can have a disproportionately large effect on net earnings.

   (9) The Company's planned cash flow initiatives for 2000 include analysis and possible re-deployment of excess cemetery property, under-performing assets and real estate that would be more valuable if converted to another use. No assurance can be given, however, that any significant portion of the Company's assets can be sold, re-deployed or converted on a profitable basis or that doing so will not result, at least initially, in charges to earnings.

   (10) Revenue growth goals for fiscal year 2000 and beyond do not include acquisition activity. The actual level of acquisition activity, if any, will depend not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

     (a)The Company may be unable to find a sufficient number of businesses for sale at prices the Company is willing to pay, particularly in view of the Company's recently adjusted pricing parameters and cash flow criteria.

     (b)In most of its existing markets and in many new markets, including foreign markets, that the Company may seek to enter, the Company will compete for acquisitions with the other publicly-traded death care firms and regional consolidators. These competitors, and others, may be willing to pay higher prices for businesses than the Company is willing to pay or may cause the Company to pay more to acquire a business than the Company would have to pay in the absence of such competition or may cause potential sellers to reject the Company's lower prices. Thus, the aggressiveness of the Company's competitors in pricing acquisitions, may affect the Company's ability to complete acquisitions at prices it finds attractive.

     (c)Acquisition activity, if any, will also depend on the Company's ability to enter new markets, including foreign markets. Due in part to the Company's lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than the Company, such entry may be more difficult or expensive than anticipated by the Company.

   (11) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in expanding in foreign markets, or that any expansion in foreign markets will yield results comparable to those realized through the Company's expansion in the United States.

   (12) Historically, in order to support its rapid growth, the Company has periodically accessed the secondary equity and debt markets, and the Company may need to continue to do so in order to support future growth or to meet existing operating and debt service requirements even in the absence of significant future growth. The Company's ability to access these capital markets successfully in the future will depend on numerous factors, including the Company's financial performance, stock market performance, changes in interest rates, any changes in the Company's credit ratings and perceptions in the capital markets regarding the death care industry and the Company's performance and future prospects.

   (13) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

     (a)The ability of the Company to achieve projected economies of scale in markets where it has "clusters" or combined facilities.

     (b)Whether recently acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of these recently acquired businesses.

     (c)The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

     (d)The amount and rate of growth in the Company's general and administrative expenses.

     (e)Changes in interest rates and the Company's credit ratings, which can increase or decrease the interest rates the Company pays on borrowings with variable rates of interest and the rates it will be required to pay on new fixed- or variable-rate debt.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities, foreign currency exchange rates, and interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading." The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets, foreign currency exchange rates or interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, foreign currency exchange rates, interest rates and the timing of transactions.

MARKETABLE EQUITY SECURITIES

  As of October 31, 1999 and 1998, the Company's marketable equity securities subject to market risk consist principally of investments held by its prearranged funeral, merchandise and perpetual care trust and escrow accounts, and had fair values of $447.9 million and $308.5 million, respectively, determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $44.8 million and $30.9 million, respectively, in the fair value of such accounts.

  The Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5 and 6 to the Company's consolidated financial statements included in Item 8. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI") serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company's Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

FOREIGN CURRENCY

  The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the fiscal years ended October 31, 1999 and 1998, each 10 percent change in the average exchange rate between such currencies and the U.S. dollar would result in changes of approximately $3.1 million and $2.7 million, respectively, in the Company's pre-tax earnings.

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

  As of October 31, 1999 and 1998, the carrying values of the Company's long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $435.0 million and $445.2 million, respectively, compared to fair values of $372.6 million and $447.7 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 125 and 50 basis points for 1999 and 1998, respectively, would result in changes of approximately $12.0 million and $7.5 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

  In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement which became effective March 4, 1999, effectively converted $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap based on quoted market prices was $6.1 million as of October 31, 1999. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $4.7 million in the fair value of this instrument.

  As of October 31, 1999, the carrying value of the Company's borrowings outstanding under its revolving credit facilities, including accrued interest, was $533.1 million compared to a fair value of $524.9 million. Fair value was determined using future cash flows discounted based on market rates for similar types of borrowing arrangements. Of the borrowings outstanding under the revolving credit facilities, $329.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million in the Company's annualized pre-tax earnings. As of October 31, 1998, the carrying value and fair value of the Company's variable-rate debt was $492.0 million. Each approximate 10 percent, or 50 basis points, change in average interest rates applicable to such debt would have resulted in a change of approximately $1.2 million in the Company's pre-tax earnings.

  The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facilities with fixed-rate debt or by entering into interest rate swaps.

  As of October 31,  1999  and  1998,  the Company's fixed-income securities
subject  to  market  risk  consisted  principally   of  investments  in  its
prearranged funeral, merchandise and perpetual care trust and escrow accounts and had aggregate quoted market values of $254.9 million and $267.6 million, respectively. Each 10 percent change in interest rates on these fixed income securities would result in changes of approximately $8.6 million and $8.0 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

  As of October 31, 1999 and 1998, the Company's money market and other short-term investments subject to market risk had fair values of $359.4 million and $323.9 million, respectively. The Company's prearranged funeral trust funds contained $250.2 million and $216.8 million of these money market and other short-term investments as of October 31, 1999 and 1998, respectively. Under the Company's current accounting methods adopted in fiscal year 1999 as described in Note 3 to the Company's consolidated financial statements included in Item 8, a change in the average interest rate earned by the Company's prearranged funeral trust funds would not result in a change in the Company's current pre-tax earnings. As such, as of October 31, 1999, only $109.2 million of these short-term investments were subject to the change in interest rates. Under the accounting methods in effect in 1998, approximately two-thirds of the $216.8 million were subject to interest rate risk. Each 10 percent, or 50 basis point, change in average interest rates applicable to such investments would result in changes of approximately $.5 million and $1.3 million, as of October 31, 1999 and 1998, respectively, in the Company's pre-tax earnings.

  The fixed-income securities, money market and other short-term investments owned by the Company are principally invested in its prearranged funeral, merchandise and perpetual care trust and escrow accounts which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statements

                                                                                        PAGE
                                                                                        ----
      Report of Independent Accountants ..............................................   33
      Consolidated Statements of Earnings for the Years Ended October 31, 1999, 1998
        and 1997 .....................................................................   34
      Consolidated Balance Sheets as of October 31, 1999 and 1998 ....................   35
      Consolidated Statements of Shareholders' Equity for the Years Ended
        October 31, 1999, 1998 and 1997 ..............................................   37
      Consolidated Statements of Cash Flows for the Years Ended October 31,
        1999, 1998, and 1997  ........................................................   39
      Notes to Consolidated Financial Statements .....................................   41








                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting
principles  generally  accepted  in  the  United  States.   These  financial
statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which
require   that  we   plan  and  perform  the  audit  to   obtain  reasonable
assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 3 to the financial statements, the Company changed its method of accounting for funeral services investment trust fund earnings in 1999 and its method of accounting for cemetery sales and funeral services investment trust fund earnings in 1997.




PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 15, 1999







                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 YEAR ENDED OCTOBER 31,
                                                      --------------------------------------------
                                                         1999              1998            1997
                                                      ----------        ----------      ----------
Revenues:
  Funeral ..........................................  $  445,877        $  379,095      $  291,649
  Cemetery .........................................     310,231           269,270         240,937
                                                      ----------        ----------      ----------
                                                         756,108           648,365         532,586
                                                      ----------        ----------      ----------
Costs and expenses:
  Funeral ..........................................     319,002           260,669         202,414
  Cemetery .........................................     226,705           191,712         173,000
                                                      ----------        ----------      ----------
                                                         545,707           452,381         375,414
                                                      ----------        ----------      ----------
  Gross profit .....................................     210,401           195,984         157,172

Corporate general and administrative expenses ......      19,161            16,621          15,402
                                                      ----------        ----------      ----------
  Operating earnings before performance-based
    stock options ..................................     191,240           179,363         141,770
Performance-based stock options ....................        -               76,762            -
                                                      ----------        ----------      ----------
  Operating earnings ...............................     191,240           102,601         141,770
Interest expense, net ..............................     (52,174)          (41,792)        (36,425)
Other income .......................................       3,485             4,155           1,132
                                                      ----------        ----------      ----------
  Earnings before income taxes and cumulative
    effect of change in accounting principles ......     142,551            64,964         106,477
Income taxes .......................................      52,031            23,062          36,735
                                                      ----------        ----------      ----------
  Earnings before cumulative effect of
   change in accounting principles .................      90,520            41,902          69,742
Cumulative effect of change in accounting principles
  (net of $28,798 and $2,230 income tax benefit in
  1999 and 1997, respectively) (Note 3) ............     (50,101)             -             (2,324)
                                                      ----------        ----------      ----------
  Net earnings .....................................  $   40,419        $   41,902      $   67,418
                                                      ==========        ==========      ==========
Basic earnings per common share:
  Earnings before cumulative effect of change in
    accounting principles ..........................  $      .84        $      .43      $      .79
  Cumulative effect of change in accounting
    principles .....................................        (.47)             -               (.03)
                                                      ----------        ----------      ----------
  Net earnings .....................................  $      .37        $      .43      $      .76
                                                      ==========        ==========      ==========
Diluted earnings per common share:
  Earnings before cumulative effect of change in
    accounting principles ..........................  $      .84        $      .43      $      .78
  Cumulative effect of change in accounting
    principles .....................................        (.47)             -               (.03)
                                                      ----------        ----------      ----------
  Net earnings .....................................  $      .37        $      .43      $      .75
                                                      ==========        ==========      ==========
Weighted average common shares outstanding
    (in thousands)
  Basic ............................................     107,452            97,691          88,778
                                                      ==========        ==========      ==========
  Diluted ..........................................     107,834            98,444          89,675
                                                      ==========        ==========      ==========
Pro forma amounts assuming change in accounting
 principles was applied retroactively:
  Net earnings .....................................                    $   33,199      $   59,616
                                                                        ==========      ==========
  Basic earnings per common share ..................                    $      .34      $      .67
                                                                        ==========      ==========
  Diluted earnings per common share ................                    $      .34      $      .66
                                                                        ==========      ==========


        See accompanying notes to consolidated financial statements.


                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             OCTOBER 31,
                                                      ----------------------
                   ASSETS                               1999           1998
                   ------                             ----------   ----------
Current assets:
  Cash and cash equivalent investments .............  $   30,877   $   30,733
  Marketable securities ............................      46,549        6,120
  Receivables, net of allowances ...................     176,215      158,461
  Inventories ......................................      51,431       43,846
  Prepaid expenses .................................       5,997        3,870
                                                      ----------   ----------
   Total current assets ............................     311,069      243,030
Receivables due beyond one year, net of allowances..     237,578      257,773
Intangible assets ..................................     673,361      573,006
Deferred charges ...................................     109,436       96,346
Cemetery property, at cost .........................     424,032      382,972
Property and equipment, at cost:
  Land .............................................      83,237       75,032
  Buildings ........................................     329,991      288,676
  Equipment and other ..............................     163,110      127,951
                                                      ----------   ----------
                                                         576,338      491,659
  Less accumulated depreciation ....................     129,293      105,834
                                                      ----------   ----------
  Net property and equipment .......................     447,045      385,825
Long-term investments ..............................      16,812       68,014
Merchandise trust, less estimated cost to deliver ..      58,999       36,671
Other assets .......................................       5,548        5,301
                                                      ----------   ----------
                                                      $2,283,880   $2,048,938
                                                      ==========   ==========

                                                                 (continued)

                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           OCTOBER 31,
                                                                    ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1999         1998
------------------------------------                                ----------   ----------
Current liabilities:
  Current maturities of long-term debt ...........................  $   12,582   $   11,219
  Accounts payable ...............................................      21,802       14,253
  Accrued payroll ................................................      21,784       20,847
  Accrued insurance ..............................................      11,535       12,420
  Accrued interest ...............................................      16,757       13,440
  Accrued other ..................................................      26,328       18,931
  Income taxes payable ...........................................       5,495        8,245
  Deferred income taxes ..........................................      17,193       13,967
                                                                    ----------   ----------
   Total current liabilities .....................................     133,476      113,322
Long-term debt, less current maturities ..........................     938,831      913,215
Deferred income taxes ............................................      81,434       92,231
Deferred revenue .................................................      64,961       81,371
Other long-term liabilities ......................................       8,566        9,509
                                                                    ----------   ----------
   Total liabilities .............................................   1,227,268    1,209,648
                                                                    ----------   ----------

Commitments and contingencies (Note 16)
Shareholders' equity:
  Preferred stock, $1.00 par value, 5,000,000 shares authorized;
   no shares issued ..............................................        -            -
  Common stock, $1.00 stated value:
   Class A authorized 150,000,000 shares; issued and outstanding
     102,664,572 and 94,472,844 shares at October 31, 1999 and
     1998, respectively ..........................................     102,664       94,473
   Class B authorized 5,000,000 shares; issued and outstanding
     3,555,020 shares at October 31, 1999 and 1998;
     10 votes per share; convertible into an equal number of
     Class A shares ..............................................       3,555        3,555
  Additional paid-in capital .....................................     671,891      492,177
  Retained earnings ..............................................     347,002      315,140
  Cumulative foreign translation adjustment ......................     (65,152)     (64,887)
  Unrealized depreciation of investments .........................      (3,348)      (1,168)
                                                                    ----------   ----------
   Total shareholders' equity ....................................   1,056,612      839,290
                                                                    ----------   ----------
                                                                    $2,283,880   $2,048,938
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




                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                      UNREALIZED
                                           COMMON STOCK                                CUMULATIVE    APPRECIATION,
                                  ---------------------------  ADDITIONAL               FOREIGN     (DEPRECIATION)    TOTAL
                                       SHARES -                 PAID-IN    RETAINED   TRANSLATION        OF        SHAREHOLDERS'
                                  CLASSES A AND B(1)  AMOUNT    CAPITAL    EARNINGS    ADJUSTMENT    INVESTMENTS      EQUITY
                                  -----------------  --------  ---------  ----------  ------------  -------------  -------------
                                    (IN THOUSANDS)

Balance October 31, 1996 ........   83,599(2)        $  83,599 $ 264,907  $ 215,314   $ (19,058)    $   2,685      $ 547,447

Comprehensive income:
  Net earnings ..................                                            67,418                                   67,418
  Other comprehensive income:
    Foreign translation
      adjustment ................                                                       (17,551)                     (17,551)
    Unrealized depreciation of
      investments ...............                                                                        (721)          (721)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ............                                                                         249            249
                                  --------           ---------  --------- ---------    ---------     --------      ---------
    Total other comprehensive
      income ....................                                                       (17,551)         (472)       (18,023)
                                  --------           ---------  --------- ---------    ---------     --------      ---------
  Total comprehensive income ....                                            67,418     (17,551)         (472)        49,395

Sales of common stock ...........   12,190              12,190   199,513                                             211,703
Subsidiaries acquired with
  common stock ..................      688                 688    11,738                                              12,426
Stock options exercised .........    1,574               1,574    14,064                                              15,638
Purchase and retirement of common
  stock .........................     (688)               (688)  (12,723)                                            (13,411)
Dividends ($.04 per share)(1) ...                                            (3,628)                                  (3,628)
                                  --------           ---------  --------- ---------    ---------     --------      ---------
Balance October 31, 1997 ........   97,363(2)        $  97,363 $ 477,499  $ 279,104    $ (36,609)    $  2,213      $ 819,570


Comprehensive income:
  Net earnings ..................                                            41,902                                   41,902

  Other comprehensive income:
    Foreign translation
      adjustment ................                                                        (28,278)                    (28,278)
    Unrealized depreciation of
      investments ...............                                                                      (5,242)        (5,242)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ............                                                                       1,861          1,861
                                  --------           ---------  --------- ---------    ---------     --------      ---------
    Total other comprehensive
      income ....................                                                        (28,278)      (3,381)       (31,659)
                                  --------           ---------  --------- ---------    ---------     --------      ---------
  Total comprehensive income ....                                            41,902      (28,278)      (3,381)        10,243
Sales of common stock ...........       68                  68     1,320                                               1,388
Subsidiaries acquired with
  common stock ..................      294                 294     7,411                                               7,705
Stock options exercised .........      637                 637    14,714                                              15,351
Purchase and retirement of common
  stock .........................     (334)               (334)   (8,767)                                             (9,101)
Dividends ($.06 per share)(1) ...                                            (5,866)                                  (5,866)
                                  --------           ---------  --------- ---------    ---------     --------      ---------
Balance  October  31,  1998 .....   98,028(2)        $  98,028  $ 492,177 $ 315,140    $ (64,887)    $ (1,168)     $ 839,290
                                  ========           =========  ========= =========    =========     ========      =========

                                                                    (continued)


                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                           COMMON STOCK                                CUMULATIVE     UNREALIZED
                                  ---------------------------  ADDITIONAL               FOREIGN      DEPRECIATION     TOTAL
                                       SHARES -                 PAID-IN    RETAINED   TRANSLATION        OF        SHAREHOLDERS'
                                  CLASSES A AND B     AMOUNT    CAPITAL    EARNINGS    ADJUSTMENT    INVESTMENTS      EQUITY
                                  ---------------    --------  ---------  ----------  ------------  -------------  -------------
                                   (IN THOUSANDS)

Balance October 31, 1998 ........     98,028(2)      $ 98,028  $ 492,177  $ 315,140   $ (64,887)     $ (1,168)     $  839,290
 Comprehensive income:
  Net earnings ..................                                            40,419                                    40,419

  Other comprehensive income:
    Foreign translation
      adjustment ................                                                          (265)                         (265)
    Unrealized depreciation of
      investments ...............                                                                      (3,433)         (3,433)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ............                                                                       1,253           1,253
                                    --------         ---------  --------- ---------    ---------     --------      ----------
    Total other comprehensive
      income ....................                                                           (265)      (2,180)         (2,445)
                                    --------         ---------  --------- ---------    ---------     --------      ----------
  Total comprehensive income ....                                            40,419         (265)      (2,180)         37,974

Sales of common stock ...........     13,741            13,741    206,713                                             220,454
Subsidiaries acquired with
  common stock ..................         19                19        281                                                 300
Stock options exercised .........         11                11         91                                                 102
Purchase and retirement of common
  stock .........................     (5,580)           (5,580)   (27,371)                                            (32,951)
Dividends ($.08 per share) ......                                           (8,557)                                    (8,557)
                                    --------         ---------  --------- ---------    ---------     --------      ----------
Balance  October  31, 1999 ......    106,219(2)      $ 106,219  $ 671,891 $ 347,002    $ (65,152)    $ (3,348)     $1,056,612
                                    ========         =========  ========= =========    =========     ========      ==========



---------------------------

(1) Share and per share information has been adjusted to give effect to a two-for-one common stock split effective April 24, 1998.
(2)  Includes 3,555 shares (in thousands) of Class B Common Stock.



         See accompanying notes to consolidated financial statements.







                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   YEAR ENDED OCTOBER 31,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           ----------    ----------    ----------
Cash flows from operating activities:
  Net earnings ........................................... $   40,419    $   41,902    $   67,418
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
   Performance-based stock options .......................       -           76,762          -
   Depreciation and amortization .........................     50,620        38,742        30,049
   Provision for doubtful accounts .......................     33,914        28,325        21,351
   Cumulative effect of change in accounting principles...     50,101          -            2,324
   Net gains on sales of marketable securities ...........     (4,221)       (2,727)         (370)
   Provision for deferred income taxes ...................     11,139           532        11,360
   Changes in assets and liabilities, net of effects
     from acquisitions:
     Increase in prearranged funeral trust receivables ...       -           (8,252)       (9,550)
     Increase in other receivables .......................   (108,610)      (90,997)      (71,988)
     Increase in deferred charges and intangible assets..      (7,987)      (11,306)       (8,241)
     Increase in inventories and cemetery  property .....     (18,831)      (15,343)       (8,394)
     Increase (decrease) in accounts payable and accrued
       expenses ..........................................        683         6,517        (9,641)
     Increase in merchandise trust, less estimated cost to
       deliver merchandise ...............................    (28,761)      (20,641)      (24,874)
     Increase (decrease) in other ........................     (2,041)        2,916          (105)
                                                           ----------    ----------    ----------
   Net cash provided by (used in) operating activities ...     16,425        46,430          (661)
                                                           ----------    ----------    ----------
Cash flows from investing activities:
  Changes in prearranged funeral contracts, net ..........    (10,807)      (24,026)      (14,582)
  Proceeds from sale of marketable securities ............     42,240        19,039        11,297
  Purchases of marketable securities and
    long-term investments ................................    (26,185)      (30,438)      (19,771)
  Purchases of subsidiaries, net of cash, seller
    financing and stock issued ...........................   (162,032)     (223,414)     (154,013)
  Additions to property and equipment ....................    (54,883)      (44,805)      (44,405)
  Other ..................................................      3,111             2         1,037
                                                           ----------    ----------    ----------
   Net cash used in investing activities .................   (208,556)     (303,642)     (220,437)
                                                           ----------    ----------    ----------

                                                                (continued)





                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   YEAR ENDED OCTOBER 31,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           ----------    ----------    ----------
Cash flows from financing activities:
  Proceeds from long-term debt ..........................     247,579       602,782       367,725
  Repayments of long-term debt ..........................    (232,775)     (270,682)     (348,782)
  Retirement of performance-based stock options .........        -          (69,431)         -
  Issuance of common stock ..............................     220,556        11,738       227,341
  Purchase and retirement of common stock ...............     (32,951)       (9,101)      (13,411)
  Dividends .............................................      (8,557)       (5,866)       (3,628)
                                                           ----------    ----------    ----------
   Net cash provided by financing activities ............     193,852       259,440       229,245
                                                           ----------    ----------    ----------

Effect of exchange rates on cash and cash equivalents ...      (1,577)       (3,135)       (1,087)
                                                           ----------    ----------    ----------

Net increase (decrease) in cash .........................         144          (907)        7,060
Cash and cash equivalents, beginning of year ............      30,733        31,640        24,580
                                                           ----------    ----------    ----------
Cash and cash equivalents, end of year ..................  $   30,877    $   30,733    $   31,640
                                                           ==========    ==========    ==========
Supplemental cash flow information:
  Cash paid during the year for:
   Income taxes .........................................  $   49,500    $  12,000     $   30,600
   Interest .............................................  $   51,400    $  38,000     $   35,100

Noncash investing and financing activities:
  Subsidiaries acquired with common stock ...............  $      300    $   7,705     $   12,426



       See accompanying notes to consolidated financial statements.







                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) THE COMPANY

   Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended October 31, 1999, the funeral and cemetery segments contributed approximately 59 percent and 41 percent, respectively, of total revenues, and 60 percent and 40 percent, respectively, of consolidated gross profit.

   As of October 31, 1999, the Company owned and operated 635 funeral homes and 157 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. The Company commenced its international operations in Mexico in fiscal year 1994, and entered Australia in fiscal year 1995, New Zealand and Canada in fiscal year 1996, Spain and Portugal in fiscal year 1997, and the Netherlands, Argentina, France and Belgium in fiscal year 1998. For fiscal year 1999, foreign operations contributed approximately 20 percent of total revenue and, as of October 31, 1999, represented approximately 20 percent of total assets.

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

   The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar


                        STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

terms and maturities. The carrying amounts of marketable securities and long-term investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair value of the Company's long-term floating rate debt is estimated using future cash flows discounted at market rates for similar types of borrowing arrangements. The fair value of the Company's long-term fixed rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements. See Note 11.

   (d) INVENTORIES

   Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value.

   (e) DEPRECIATION AND AMORTIZATION

   Buildings and equipment are depreciated over their estimated useful lives, ranging from 19 to 45 years and from three to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 1999, 1998 and 1997, depreciation expense totaled approximately $25,418, $21,094 and $17,972, respectively.

   Goodwill, or costs in excess of net assets of companies acquired, totaled approximately $669,790 and $567,432 as of October 31, 1999 and 1998, respectively, and is amortized principally over 40 years by the straight-line method. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted expected future cash flows. Other intangible assets are amortized over five years by the straight-line method. Accumulated amortization was $63,300 and $43,831 as of October 31, 1999 and 1998, respectively.

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

   As of January 1, 1999, the Mexican economy was no longer considered highly inflationary according to the SEC Staff. Accordingly, subsequent to January 1, 1999, gains and losses resulting from translation of the financial statements of the Company's Mexican operations are reflected in shareholders' equity and the functional currency used by our Mexican operations returned to the Mexican peso. These changes did not have a material effect on the Company's results of operations for fiscal year 1998 or fiscal year 1999.


                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (g) FUNERAL REVENUE

   The Company sells prearranged funeral services and funeral merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery in jurisdictions where such sales are included in funeral and insurance contracts. The Company considers prearranged funeral contracts to be investments in future funeral revenue made to retain and expand future market share. Accordingly, the cash flow item related to prearranged funeral contracts "changes in prearranged funeral contracts, net" has been reclassified from cash flows from operating activities to cash flows from investing activities. For comparative purposes, reclassification was also made to the 1998 and 1997 consolidated statements of cash flows.

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

   Effective November 1, 1998 and November 1, 1996, the Company changed its method of accounting for prearranged funeral trust earnings. See Note 3.

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

   (j) EARNINGS PER COMMON SHARE

   Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's time-vest stock options) had been issued during each period. See Note 12. The Company's share and per share amounts have been adjusted for a two-for-one common stock split effective April 24, 1998.





                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (k) RECENT ACCOUNTING STANDARDS

   SFAS No. 130, "Reporting Comprehensive Income," was implemented in the first quarter of the Company's fiscal year 1999. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was implemented during the Company's fiscal year ending October 31, 1999. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS No. 133 on its consolidated financial condition and results of operations, and the effect is not expected to be material. The Company is reviewing SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and does not expect the effect of the pronouncement on its consolidated financial condition and results of operations to be material.

   (l)  RECLASSIFICATIONS

   Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the presentation used in the 1999 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(3) CHANGE IN ACCOUNTING PRINCIPLES

   The   Company  changed  the  following  accounting  principle  effective
November 1, 1998 (the fiscal year 1999 accounting change):

   The Company now defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of those earnings and deferred the remainder to offset the estimated future effects of inflation. See the fiscal year 1997 accounting changes below.

   The accounting change was made principally to match revenue recognition more closely with cash receipts and also to improve the comparability of the Company's earnings with those of its principal competitors. The new method will allow the Company to take a longer-term view and increase its flexibility in managing the funeral trust funds.

   The cumulative effect of this change on prior years resulted in a decrease in net earnings for the year ended October 31, 1999, of $50,101 (net of a $28,798 income tax benefit), or $.47 per share. The current year effect of the change in accounting principle was a decrease in net earnings of $16.2 million, or $.15 per share, for the year ended October 31, 1999.

   The Company changed the following accounting principles effective November 1, 1996 (the fiscal year 1997 accounting changes):

   (a) Under the fiscal year 1997 accounting changes, the Company deferred a portion of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts in order to offset the estimated effects of inflation on the future cost of performing prearranged funeral services. Earnings realized in excess of those deferred were recognized on a current basis, except in those jurisdictions where earnings revert to a customer if a prearranged funeral service contract is cancelled. Previously, all such earnings were recognized as realized.

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


are provided at the date of sale based upon historical experience. Previously, such sales generally were deferred under the accounting principles prescribed for sales of real estate. Under the Company's application of this method of accounting for sales of real estate, revenues and costs were deferred until 20 percent of the contract amount had been collected.

   (c)  The Company now records revenue and related  costs  attributable to
cemetery   burial   site  openings  and  closings  at  the  time  of  sale.
Previously, such sales were deferred until delivery.

   The fiscal year 1997 accounting changes were made principally for the following reasons:

   (a) A portion of funeral trust earnings and increasing benefits under insurance contracts were intended to cover increases in the future costs of providing price-guaranteed funeral services. The Company's rationale was that deferring such earnings to the extent of the increased costs of the services to be provided would better match revenues and costs because the total funds available to satisfy the contract (principal and deferred earnings) would be included in revenues with concurrent recognition of all costs related to performance of the service when the funeral service is performed.

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

   The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the year ended October 31, 1997, of $2,324 (net of a $2,230 income tax benefit), or $.03 per share.

(4) ACQUISITION OF SUBSIDIARIES

   The following table reflects the Company's acquisition activity during the past three fiscal years.

                             BUSINESS ACQUIRED                 AGGREGATE        CLASS A
                        -------------------------------         PURCHASE      COMMON SHARES
                        FUNERAL HOMES       CEMETERIES           PRICE           ISSUED
                        -------------     -------------      -------------    -------------
   Fiscal year 1999....     83                17                 $156,400         19,000
   Fiscal year 1998....    153                 9                  266,300        294,000
   Fiscal year 1997....    104                10                  184,500        688,000


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


                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(4) ACQUISITION OF SUBSIDIARIES -- (CONTINUED)

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during fiscal year 1999 as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                                YEAR  ENDED OCTOBER 31,
                                                                -----------------------
                                                                  1999           1998
                                                                ---------    ----------
                                                                      (Unaudited)
Revenues                                                        $ 776,345    $  701,318
                                                                =========    ==========
Operating earnings before performance-based stock options       $ 192,561    $  182,091
                                                                =========    ==========
Earnings before cumulative effect of change
   in accounting principles                                     $  88,718    $   36,501
                                                                =========    ==========
Net earnings                                                    $  38,618    $   36,501
                                                                =========    ==========
Basic earnings per share:
   Earnings before cumulative effect of change in
     accounting principles                                      $     .83    $      .37
                                                                =========    ==========
   Net earnings                                                 $     .36    $      .37
                                                                =========    ==========
Diluted earnings per share:
   Earnings before cumulative effect of change in
     accounting principles                                      $     .82    $      .37
                                                                =========    ==========
   Net earnings                                                 $     .36    $      .37
                                                                =========    ==========
Weighted average shares outstanding (in thousands)
   Basic                                                          107,462        97,710
                                                                =========    ==========
   Diluted                                                        107,844        98,463
                                                                =========    ==========




   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:


                                                      YEAR ENDED OCTOBER 31,
                                            --------------------------------------
                                               1999          1998          1997
                                            ----------    ----------    ----------
Current assets ...........................  $   30,738    $   35,561    $    8,537
Receivables due beyond one year ..........          70            91          -
Cemetery property ........................      25,131        47,987         7,572
Property and equipment, net ..............      33,751        42,247        38,653
Deferred charges and other assets ........       2,076         2,242           549
Intangible assets, net ...................     122,109       177,708       142,484
Current liabilities ......................     (18,450)       (9,128)      (10,683)
Long-term debt ...........................     (14,249)      (33,872)      (19,315)
Deferred income taxes ....................      (7,510)      (20,107)         (841)
Deferred revenue and other liabilities ...     (11,334)      (11,610)         (517)
                                            ----------    ----------    ----------
                                               162,332       231,119       166,439
Common stock used for acquisitions .......         300         7,705        12,426
                                            ----------    ----------    ----------
Cash used for acquisitions ...............  $  162,032    $  223,414    $  154,013
                                            ==========    ==========    ==========



                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(5) PREARRANGED FUNERAL SERVICES

   The following summary reflects prearranged funeral services sold, but not yet delivered, which are funded with trusts, escrow accounts and insurance, and related prearranged funeral trust fund and escrow account balances. The trust- and insurance-funded balances are not reflected in the accompanying consolidated financial statements. Amounts which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required aggregated $14,347 and $40,832 as of October 31, 1999 and 1998, respectively, and are classified as long-term investments. As of October 31, 1999, the voluntary escrow accounts that the Company intends to liquidate in fiscal year 2000 are classified as marketable securities. See Note 8 for further discussion.

   Amounts deposited in the trust funds and escrow accounts and funded through insurance are available to the Company when the services are performed. Funds held in trust or escrow are invested, and earnings (including net realized capital gains) realized on irrevocable trust funds and escrow accounts are deferred until the underlying funeral service is delivered, in accordance with the Company's change in accounting method effective November 1, 1998. Under the Company's previous accounting method, earnings of $26,463 and $24,682 were included in funeral revenue for fiscal years 1998 and 1997, respectively.



                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999          1998
                                                                ---------    ----------
  Trust or escrow funded:
   Prearranged funeral services sold, but not delivered .....   $ 617,365    $  551,523
                                                                =========    ==========

   Investments at market value ..............................   $ 610,701    $  525,909
   Receivables to be collected on prearranged funeral service
    contracts ...............................................     106,605        97,410
                                                                ---------    ----------
                                                                $ 717,306    $  623,319
                                                                =========    ==========

  Insurance-funded and other prearranged funeral services ...   $ 241,860    $  214,464
                                                                =========    ==========

  Investments consist of:
   U.S. Government, agencies and municipalities .............   $  27,189    $   37,223
   Canadian Government, agencies and municipalities .........      30,937        23,040
   Corporate bonds ..........................................      80,644        74,102
   Preferred stocks .........................................      60,577        48,484
   Common stocks ............................................     177,163       133,431
   Money market funds and other short-term investments ......     183,029       167,457
   Short-term fixed income foreign investments ..............      57,270        42,867
                                                                ---------    ----------
   Total value at cost ......................................     616,809       526,604
   Net unrealized depreciation ..............................      (6,108)         (695)
                                                                ---------    ----------
   Total value at market ....................................   $ 610,701    $  525,909
                                                                =========    ==========




                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(6) CEMETERY TRUST FUNDS AND ESCROW ACCOUNTS

   The following summary reflects the Company's merchandise trust fund and escrow account balances, as well as merchandise sold, but undelivered, at current cost. Merchandise sold, but undelivered, is reflected at current cost in the accompanying consolidated balance sheets net of the related merchandise trust fund and escrow account balances and accumulated earnings, except for $24,990 classified as long-term investments as of October 31, 1998. These amounts represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. As of October 31, 1999, there were no merchandise trust fund and escrow account balances classified as long-term investments. As of October 31, 1999, these balances were classified as marketable securities as the Company began liquidation of these accounts in early fiscal year 2000. The Company anticipates liquidating the remainder of the marketable securities by October 31, 2000. See Note 8 for further discussion.

   Amounts deposited in the trust funds and escrow accounts are invested, and the revenue on the funds (including net realized capital gains) of $17,371, $13,157, and $12,237 is reflected in cemetery revenue for 1999, 1998 and 1997, respectively. Amounts deposited in merchandise trust funds and escrow accounts that are invested in debt securities as of October 31, 1999 totaled $54,419 and are scheduled to mature as follows: $915 in less than one year; $26,489 in one through five years; $26,393 in five through ten years; and $622 in more than ten years.



                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999          1998
                                                                ---------    ----------
Merchandise trust funds and escrow accounts:
     Merchandise sold, but not delivered, at current cost ...   $ 140,270    $  126,877
                                                                =========    ==========

     Investments at market value ............................   $ 199,269    $  188,538
     Amounts to be collected on merchandise contracts .......      66,624        55,336
                                                                ---------    ----------
                                                                $ 265,893    $  243,874
                                                                =========    ==========

   Investments consist of:
     U.S. Government, agencies and municipalities ...........   $  10,213    $   19,626
     Corporate bonds ........................................      44,588        42,225
     Preferred stocks .......................................      23,737        17,541
     Common stocks ..........................................      78,952        61,106
     Money market funds and other short-term investments ....      46,287        49,787
                                                                ---------    ----------

     Total value at cost ....................................     203,777       190,285
     Net unrealized depreciation ............................      (4,508)       (1,747)
                                                                ---------    ----------
     Total value at market ..................................   $ 199,269    $  188,538
                                                                =========    ==========





                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(6) CEMETERY TRUST FUNDS AND ESCROW ACCOUNTS--(CONTINUED)

   The following summary reflects the Company's perpetual care trust fund and escrow account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements, except for $2,465 and $2,192, classified as long-term investments as of October 31, 1999 and 1998, respectively, which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. Funds held in trust or escrow are invested, and the earnings withdrawn from the trust funds and escrow accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 1999, 1998 and 1997, such withdrawals, included in cemetery revenue, totaled $14,470, $12,615, and $12,497, respectively.




                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999           1998
                                                                ---------     ---------
  Perpetual care trust funds and escrow accounts:
  Investments at market value ...............................   $ 201,021    $ 167,508
  Amounts to be collected under existing agreements .........      10,328       10,815
                                                                ---------     ---------
                                                                $ 211,349    $ 178,323
                                                                =========    ==========

  Investments consist of:
  U.S. Government, agencies and municipalities ..............   $  15,516    $  20,747
  Corporate bonds ...........................................      41,723       38,424
  Preferred stocks ..........................................      17,676       12,744
  Common stocks .............................................      63,370       43,718
  Money market funds and other short-term investments .......      53,441       46,331
  Other long-term investments ...............................        -             408
                                                                ---------     ---------
  Total value at cost .......................................     191,726      162,372
  Net unrealized appreciation ...............................       9,295        5,136
                                                                ---------     ---------
  Total value at market .....................................   $ 201,021    $ 167,508
                                                                =========    ==========


(7) CASH AND CASH EQUIVALENT INVESTMENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits.


                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999           1998
                                                                ---------     ---------
   Cash .....................................................   $  26,268    $   20,847
   Cash equivalent investments ..............................       4,609         9,886
                                                                ---------     ---------
                                                                $  30,877    $   30,733
                                                                =========    ==========




                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(8) MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

   Marketable securities consist of investments in fixed maturities and equity securities. The market value as of October 31, 1999 was $46,549 which included gross unrealized gains of $2,040 and gross unrealized losses of $3,287. The market value as of October 31, 1998 was $6,120 which approximated cost. The Company realized net gains on the sales of securities of $4,221, $2,727 and $370 for the years ended October 31, 1999, 1998 and 1997, respectively. The cost of securities sold was determined by using the average cost method.

   As of October 31, 1999, $39,677 of voluntary escrow funds, $6,608 of which related to debt securities, were reclassed from long-term investments to marketable securities as they are all expected to be liquidated by October 31, 2000. The contractual maturities of the debt securities were as follows: $500 in less than one year; $2,741 in one through five years; $2,919 in five through ten years; and $448 in more than ten years.
Subsequent to October 31, 1999, the Company began liquidating these voluntary escrow funds, all of which are expected to be liquidated within the next 12 months.

   The market value of long-term investments as of October 31, 1999 and 1998 was $16,812 and $68,014 which included gross unrealized gains of $341 and $2,573, and gross unrealized losses of $109 and $2,654, respectively. Amounts classified as long-term investments and invested in debt securities as of October 31, 1999 totaled $384 and are scheduled to mature in five through ten years. See Notes 5 and 6 which include details of the Company's long-term investments.

(9) RECEIVABLES


                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999           1998
                                                                ---------     ---------
   Current receivables are summarized as follows:

     Installment contracts due within one year ..............   $  88,673     $  83,899
     Trade accounts, notes and other ........................      41,334        31,045
     Allowance for sales cancellations and doubtful accounts      (11,432)      (10,738)
     Amounts to be collected for perpetual care funds .......      (5,628)       (5,815)
                                                                ---------     ---------
                                                                  112,947        98,391
     Funeral receivables ....................................      63,268        39,377
     Prearranged funeral trust receivable ...................       -    (1)     20,693
                                                                ---------     ---------
          Net current receivables ...........................   $ 176,215     $ 158,461
                                                                =========     =========

   Long-term receivables are summarized as follows:

     Installment contracts due beyond one year ..............   $ 256,835     $ 199,836
     Allowance for sales cancellations and doubtful accounts      (14,557)      (12,063)
     Amounts to be collected for perpetual care funds .......      (4,700)       (5,000)
                                                                ---------     ---------
                                                                  237,578       182,773
     Prearranged funeral trust receivable ...................        -   (1)     75,000
                                                                ---------     ---------
          Net long-term receivables .........................   $ 237,578     $ 257,773
                                                                =========     =========

(1) See the fiscal year 1999 accounting change described in Note 3.



                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(9)  RECEIVABLES--(CONTINUED)


    The Company's receivables as of October 31, 1999 are expected to mature as follows:

   Years ending October 31,
     2000 ...................................................     $ 176,215
     2001 ...................................................        43,489
     2002 ...................................................        39,672
     2003 ...................................................        27,629
     2004 ...................................................        20,495
     Later years ............................................       106,293
                                                                  ---------
                                                                  $ 413,793
                                                                  =========


(10) INVENTORIES AND CEMETERY PROPERTY

   Inventories are comprised of the following:


                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999           1998
                                                                ---------     ---------
   Developed cemetery property ..............................   $  15,850     $  13,901
   Merchandise and supplies .................................      35,581        29,945
                                                                ---------     ---------
                                                                $  51,431     $  43,846
                                                                =========     =========

   Cemetery property is comprised of the following:


                                                                       OCTOBER 31,
                                                                -----------------------
                                                                  1999           1998
                                                                ---------     ---------


   Developed cemetery property ..............................   $  94,221     $  93,061
   Undeveloped cemetery property ............................     329,811       289,911
                                                                ---------     ---------
                                                                $ 424,032     $ 382,972
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




                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(11) LONG-TERM DEBT

   The following is a summary of long-term debt:

                                                                         OCTOBER 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  ---------     ---------
   Revolving Credit Facilities (see "Revolving Credit Facility"
     and "Revolving Line of Credit Note" below) ................  $ 529,000     $ 492,000
   Senior Notes ................................................     95,714       102,857
   6.70% Notes .................................................    100,000       100,000
   6.40% Notes .................................................    205,164       205,546
   Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 5.2% as of October 31, 1999, partially secured by
     assets of subsidiaries, with maturities through 2022 ......     21,535        24,031
                                                                  ---------     ---------
                                                                    951,413       924,434
   Less current maturities .....................................     12,582        11,219
                                                                  ---------     ---------
                                                                  $ 938,831     $ 913,215
                                                                  =========     =========


  In April 1997, the Company completed the syndication of a $600,000 revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility matures on April 30, 2002 and contains a facility fee which was 12.5 basis points on October 31, 1999. Borrowings bear interest at the lead lending bank's prime rate or certain optional rates at the Company's election. Under this agreement $529,000 and $492,000 were outstanding with weighted average interest rates of 5.63 percent and 5.70 percent as of October 31, 1999 and 1998, respectively. As of October 31, 1999 and 1998, the carrying value of these borrowings, including accrued interest, was $533,086 and $492,000, respectively, whereas the fair value was $524,924 and $492,000, respectively.

  In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999 the Company entered into a three-year interest rate swap agreement involving a notional amount of $200,000. This agreement which became effective March 4, 1999, effectively converted $200,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap as of October 31, 1999, based on quoted market prices, was $6,090. As of October 31, 1999, the Company had $529,000 of outstanding borrowings under its $600,000 Revolving Credit Facility, $329,000 of which was not hedged by the interest rate swap agreement and was subject to a weighted average short-term variable interest rate of 5.92 percent as of October 31, 1999.

  Additionally, the Company has available with a separate financial institution an uncollateralized revolving line of credit ("Revolving Line of Credit Note") used to support the interim cash funding for advances to be made under the Revolving Credit Facility in amounts less than $5,000. Borrowings under the Revolving Line of Credit Note are limited to $10,000, bear interest at the lending bank's cost of funds rate or certain optional rates at the Company's election, and mature on March 31, 2000. Periodically, the Company will pay down the Revolving Line of Credit Note using funds drawn on the Revolving Credit Facility. There were no amounts outstanding under the Revolving Line of Credit Note as of October 31, 1999 and 1998.


                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(11) LONG-TERM DEBT--(CONTINUED)

  On December 21, 1993, the Company issued $50,000 of uncollateralized senior notes, bearing interest at a rate of 6.04 percent and maturing on November 30, 2003. Principal payments of $7,143 are due each year; the first such payment was made on November 30, 1997, and the final payment is due on November 30, 2003. On November 7, 1994, the Company issued $75,000 of uncollateralized senior notes with an average maturity of seven years and a weighted average interest rate of 8.44 percent. A principal payment of $15,000 was made on May 1, 1998. The remaining notes have a weighted average interest rate of 8.49 percent, and principal payments are due as follows: $16,667 on each of November 1, 2000, 2001 and 2002, and $10,000 on November 1, 2006. As of October 31, 1999 and 1998, the carrying value of the Company's senior notes, including accrued interest, was $99,145 and $106,468, respectively, whereas the fair value was $91,137 and $110,420, respectively.

  In December 1996, the Company issued $100,000 of unsecured, unsubordinated debt securities in the form of 6.70 percent Notes due 2003. Net proceeds were approximately $99,400, of which $96,800 was used to reduce balances outstanding under the Company's revolving credit facilities, with the remaining $2,600 used for acquisitions and general corporate purposes. As of October 31, 1999 and 1998, the carrying value of these notes, including accrued interest, was $102,773 and $102,792, whereas the fair value was $84,553 and $103,197, respectively.

  In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (remarketing date May 1,
2003).  The ROARS were priced to the public  at  99.677  percent  to  yield
6.476 percent. Net proceeds were approximately $203,631, including the payment made to the Company by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's revolving credit facilities. The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77 percent. If the securities are remarketed after five years, the net effective rate for the remaining term will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company's then current credit spread. If the ROARS are redeemed by the Company on May 1, 2003, a principal payment of $200,000 will be required. As of October 31, 1999 and 1998, the carrying value of these notes, including accrued interest and the unamortized portion of the option premium, was $211,528 and $211,911, whereas the fair value was $175,366 and $210,010, respectively.

  The bank loan agreements and senior note agreements contain various restrictive covenants that limit consolidated funded indebtedness, indebtedness of subsidiaries, the sale of assets to entities outside the consolidated group and the payment of dividends on, and repurchases of, the capital stock of the Company. Additionally, the bank loan agreements contain change of control provisions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges.

  Principal payments due on the long-term debt for the fiscal years ending October 31, 2000 through October 31, 2004, excluding the Revolving Credit Facility and assuming the ROARS are redeemed by the Company on May 1, 2003, are approximately $12,199 in 2000, $26,880 in 2001, $25,735 in 2002,
$225,772 in 2003 and $109,923 in 2004. Current maturities of long-term debt of $12,582 as of October 31, 1999, as reported in the Company's consolidated balance sheets, include $383 relating to the unamortized ROARS option premium.



                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(12) RECONCILIATION OF BASIC AND DILUTED PER-SHARE DATA

                                                                  EARNINGS      SHARES        PER-SHARE
                                                                (NUMERATOR)  (DENOMINATOR)       DATA
                                                                -----------  -------------    ---------
   YEAR ENDED OCTOBER 31, 1999
   ---------------------------

   Earnings before cumulative effect of change
     in accounting principles ...............................   $   90,520
                                                                ==========
   Basic earnings per share:
     Earnings available to common shareholders ..............   $   90,520         107,452        $ .84
                                                                                              =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ..............         -                382
                                                                ----------   -------------
   Diluted earnings per share:
     Earnings available to common shareholders
         plus time-vest stock options assumed exercised .....   $   90,520         107,834         $.84
                                                                ==========   =============    =========

                                                                  EARNINGS      SHARES        PER-SHARE
                                                                (NUMERATOR)  (DENOMINATOR)       DATA
                                                                -----------  -------------    ---------
   YEAR ENDED OCTOBER 31, 1998
   ---------------------------
   Net earnings .............................................   $   41,902
                                                                ==========
   Basic earnings per share:
     Net earnings available to common shareholders ..........   $   41,902          97,691    $     .43
                                                                                              =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ..............          -               753
                                                                ----------   -------------
   Diluted earnings per share:
     Net earnings available to common shareholders
        plus time-vest stock options assumed exercised ......   $   41,902          98,444    $     .43
                                                                ==========   =============    =========


                                                                  EARNINGS      SHARES        PER-SHARE
                                                                (NUMERATOR)  (DENOMINATOR)       DATA
                                                                -----------  -------------    ---------

   YEAR ENDED OCTOBER 31, 1997
   ---------------------------
   Earnings before cumulative effect of change
     in accounting principles  ..............................   $ 69,742
                                                                ========
   Basic earnings per share:
     Earnings available to common shareholders ..............   $ 69,742            88,778    $     .79
                                                                                              =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ..............        -                 897
                                                                --------     -------------
   Diluted earnings per share:
     Earnings available to common shareholders
        plus time-vest stock options assumed exercised ......   $ 69,742            89,675    $     .78
                                                                =========    =============    =========

   Options to purchase 1,733,504 shares of common stock at prices ranging from $16.00 to $27.25 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on January 2, 2001, October 31, 2001, and July 31, 2004, were still outstanding at the end of fiscal year 1999.



                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(13) INCOME TAXES

   Income tax expense (benefit) is comprised of the following components:


                                           U.S. AND
                                         POSSESSIONS     STATE       FOREIGN       TOTAL
                                         -----------  -----------  -----------  -----------
   YEAR ENDED OCTOBER 31,
   ----------------------
   1999:
     Current tax expense .............   $    27,869  $     4,783  $     8,240  $    40,892
     Deferred tax expense ............         4,628        2,923        3,588       11,139
                                         -----------  -----------  -----------  -----------
                                         $    32,497  $     7,706  $    11,828  $    52,031
                                         ===========  ===========  ===========  ===========


   1998:
     Current tax expense .............   $    13,871  $     3,918  $     4,741  $    22,530
     Deferred tax expense (benefit) ..        (2,075)         617        1,990          532
                                         -----------  -----------  -----------  -----------
                                         $    11,796  $     4,535  $     6,731  $    23,062
                                         ===========  ===========  ===========  ===========


   1997:
     Current tax expense .............   $    21,174  $     1,238  $     2,963  $    25,375
     Deferred tax expense ............         5,760        3,000        2,600       11,360
                                         -----------  -----------  -----------  -----------
                                         $    26,934  $     4,238  $     5,563  $    36,735
                                         ===========  ===========  ===========  ===========


   The reconciliation of the statutory tax rate to the effective tax rate is as follows:

                                                              YEAR ENDED OCTOBER 31,
                                                          -----------------------------
                                                            1999      1998       1997
                                                          --------  --------- ---------
   Statutory tax rate ..................................   35.00%     35.00%    35.00%
   Increases (reductions) in tax rate resulting from:
     State and U.S. possessions ........................    4.03       6.21      2.82
     Goodwill and other ................................    2.17       3.86       .31
     Dividend exclusion ................................   (1.56)     (2.21)    ( .78)
     Foreign tax rate differential .....................   (1.86)     (5.57)    (2.50)
     Foreign tax credit ................................   (1.28)    ( 1.79)    ( .35)
                                                          --------  --------- ---------
   Effective tax rate ..................................   36.50%     35.50%    34.50%
                                                          ========  ========= =========



                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(13) INCOME TAXES--(CONTINUED)


Deferred tax assets and liabilities consist of the following:



                                                                         OCTOBER 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  ---------     ---------
Deferred tax assets:
     Domestic trust earnings ...................................  $  44,653     $   7,375
     Estimated cost to deliver merchandise .....................      4,206         3,292
     Allowance for sales cancellations and doubtful accounts ...      8,483         7,940
     Deferred preneed sales and expenses .......................     17,806        22,068
     Unrealized depreciation of investments ....................      1,925           629
     Deferred compensation .....................................        795           556
     Foreign tax credit ........................................       -            4,374
     Other .....................................................      2,966         2,653
                                                                  ---------     ---------
                                                                     80,834        48,887
                                                                  =========     =========


Deferred tax liabilities:
     Purchase accounting adjustments ...........................    130,778       122,065
     Foreign trust earnings ....................................     14,101        10,513
     Deferred revenue on cemetery property and merchandise sales     20,051        11,277
     State income taxes ........................................      5,102         1,726
     Percentage of completion on long-term contracts ...........        605         2,618
     Equity method investments .................................      2,118         2,240
     Goodwill ..................................................      4,133         2,733
     Non-compete amortization ..................................      1,914         1,631
     Depreciation ..............................................        343          -
     Other .....................................................        316           282
                                                                  ---------     ---------
                                                                    179,461      155,085
                                                                  ---------     ---------
                                                                  $  98,627     $106,198
                                                                  =========     =========

   Current net deferred liability ..............................  $  17,193     $ 13,967
   Long-term net deferred liability ............................     81,434       92,231
                                                                  ---------     ---------
                                                                  $  98,627     $106,198
                                                                  =========     =========



   For the years ended October 31, 1999, 1998, and 1997, approximately 10 percent, 5 percent and 6 percent, respectively, of the Company's earnings before performance-based stock options and income taxes were generated from properties in foreign jurisdictions.

   The Company has not recognized a deferred tax liability of approximately $14,000 for the undistributed earnings of non-U.S. subsidiaries because the Company currently considers these earnings to be reinvested indefinitely.




                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) BENEFIT PLANS

STEWART ENTERPRISES EMPLOYEES' RETIREMENT TRUST

   The Company has a defined contribution retirement plan, the "Stewart Enterprises Employees' Retirement Trust (A Profit-Sharing Plan) ("SEERT")." This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. Effective January 1, 1997, the first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. Prior to January 1, 1997, Company matching contributions were $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1999, 1998 and 1997 was approximately $3,700, $3,550 and $2,900, respectively.

NON-QUALIFIED SUPPLEMENTAL RETIREMENT AND DEFERRED COMPENSATION PLAN

   In January 1994, the Company developed a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. Effective January 1, 1997, the first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. Prior to January 1, 1997, Company matching contributions were $.25 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 1999, 1998, and 1997 was approximately $300, $300, and $164, respectively.

1991 INCENTIVE COMPENSATION PLAN

   In May 1991, the Company adopted the 1991 Incentive Compensation Plan, pursuant to which directors, former directors, officers and other employees of the Company could be granted stock options, stock awards, restricted stock, performance share awards or cash awards by the Compensation Committee of the Board of Directors. As of October 31, 1999, all performance-based options granted under the 1991 Incentive Compensation Plan have expired or have been exercised.

1995 INCENTIVE COMPENSATION PLAN

   In August 1995, the Board of Directors adopted, and in December 1995 and December 1996 amended, the 1995 Incentive Compensation Plan, pursuant to which officers and other employees of the Company may be granted stock options, stock awards, restricted stock, stock appreciation rights, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 7, 1995 through April 7, 1998, the Company granted options to officers and other employees for the purchase of a total of 7,424,536 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $10.50 to $21.50 per share. In general, two-thirds of the options became exercisable in full on the first day between the date of grant and August 31, 2000 that the average of the closing sale prices of a share of the Company's Class A Common Stock for the 20 preceding consecutive trading days equaled or exceeded $26.44, which represented a 20 percent annual compounded growth in the price of a share of the Company's Class A Common Stock over five years. The remaining options generally become exercisable in 20 percent annual increments beginning on September 7, 1996, except for grants issued since the initial grant date, which options vest over the remainder of the original five-year period. The Compensation Committee may


                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) BENEFIT PLANS--(CONTINUED)

accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on October 31, 2001. As of October 31, 1999, 4,983,230 options had been repurchased or exercised under this plan, and 138,882 options had been forfeited.

   During April 1998, the stock price performance target was achieved, and the Company's performance-based stock options granted under the Company's 1995 Incentive Compensation Plan and covering 4,855,886 shares vested. Accordingly, during the second quarter of fiscal year 1998, the Company was required by generally accepted accounting principles to record a nonrecurring, noncash charge to earnings of $76,762 ($50,279, or $.51 per share, after-tax).

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

   From July 1998 to February 1999, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,682,250 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $16.00 to $27.25 per share. One-third of the options become exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A Common Stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A Common Stock over five years. Generally accepted accounting principles require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004. As of October 31, 1999, none of these options had been exercised, and 12,500 options had been forfeited.

DIRECTORS' STOCK OPTION PLAN

   Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors' Stock Option Plan, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 72,000 shares of the Company's Class A Common Stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 360,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $12.34 to $18.25 per share. The options generally become exercisable in 25 percent annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vest over the remainder of the original four-year period. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of the options expire on January 2, 2001. As of October 31, 1999, 91,052 options had been exercised under this plan.


                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) BENEFIT PLANS--(CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

   On July 1, 1992, the Company adopted an "Employee Stock Purchase Plan" and reserved 2,250,000 shares of Class A Common Stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase Company Class A Common Stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined. As of October 31, 1999, 590,877 shares had been acquired under this plan.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company's stock options outstanding as of October 31, 1999 and 1998, and the changes that occurred during fiscal years 1999 and 1998.



                                                1998                         1999
                                      ------------------------     -----------------------
                                       NUMBER OF     WEIGHTED      NUMBER OF      WEIGHTED
                                        SHARES        AVERAGE        SHARES       AVERAGE
                                      UNDERLYING     EXERCISE      UNDERLYING     EXERCISE
                                       OPTIONS        PRICES         OPTIONS       PRICES
                                      ----------     --------      ----------     --------
Outstanding at beginning of year ....  6,187,038     $  20.77       6,993,710     $  11.38
Granted .............................     90,000     $  22.67       4,268,250     $  25.98
Exercised/Repurchased ...............    (14,724)    $  10.50      (4,991,580)    $  12.24
Forfeited ...........................    (21,192)    $  22.58         (83,342)    $  10.70
                                       ---------                   ----------
Outstanding at end of year ..........  6,241,122     $  20.81       6,187,038     $  20.77
                                       =========                   ==========
Exercisable at end of year ..........  2,199,099     $  13.78       1,349,651     $  11.76
                                       =========                   ==========
Weighted-average fair value of
 options granted ....................                $  10.28                     $   7.11


   The following table further describes the Company's stock options outstanding as of October 31, 1999:


                                                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                  ------------------------------------------------------     --------------------------------
                                      NUMBER       WEIGHTED AVERAGE                            NUMBER
      RANGE OF                     OUTSTANDING        REMAINING         WEIGHTED AVERAGE     EXERCISABLE     WEIGHTED AVERAGE
   EXERCISE PRICE                 AT  10/31/99     CONTRACTUAL LIFE      EXERCISE PRICE      AT 10/31/99      EXERCISE PRICE
 ------------------               ------------     ----------------     -----------------    ------------    ----------------
$ 10.50 to $ 15.00                  2,078,968         1.91 years           $ 10.70             1,613,896         $ 10.67
$ 15.01 to $ 20.00                    274,132         1.91 years           $ 17.38               188,334         $ 17.35
$ 20.01 to $ 25.00                    309,772         2.77 years           $ 21.78               154,749         $ 21.35
$ 25.01 to $ 27.25                  3,578,250         4.75 years           $ 26.87               242,120         $ 26.88
                                  -----------                                                -----------
$ 10.50 to $ 27.25                  6,241,122         3.58 years           $ 20.81             2,199,099         $ 13.78
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



                                                               YEAR  ENDED OCTOBER  31,
                                                             --------------------------
                                                                 1999           1998
                                                             ------------   -----------
                                                                       (UNAUDITED)
Net earnings                      - as reported ...........  $    40,419    $     41,902
                                  - pro forma .............       35,735          40,027

Basic earnings per common share   - as reported ...........  $       .37    $        .43
                                  - pro forma .............          .33             .41

Diluted earnings per common share - as reported ...........  $       .37    $        .43
                                  - pro forma .............          .33             .41


   The fair value of the Company's stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1999 and 1998, respectively: expected dividend yield of .3 percent and .3 percent; expected volatility of 21.3 percent and 20.9 percent; risk-free interest rate of 5.5 percent and 5.5 percent; and an expected term of 4.8 years and 4.7 years.


   Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1999 and 1998, respectively: expected dividend yield of .4 percent and .2 percent; expected volatility of 38.1 percent and 20.5 percent; risk-free interest rate of 4.9 percent and 5.3 percent; and an expected term of .5 years, for both years.

(15) SHAREHOLDER RIGHTS PLAN

   On November 3, 1999, the Company's Board of Directors adopted a rights plan intended to protect shareholder interests in the event the Company becomes the subject of a takeover initiative that the Company's Board of Directors believes could deny the Company's shareholders the full value of their investment. This plan does not prohibit the Board from considering any offer that it deems advantageous to its shareholders. The Company has no knowledge that anyone is considering a takeover.

   The rights were issued to each common shareholder of record on October 28, 1999, and they will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 15 percent or more of the Company's outstanding Class A and Class B Common Stock. The initial exercise price will be $24.00 per right. The rights will expire on October 28, 2009, unless redeemed or exchanged at an earlier date.

                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(16) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

   During the fall of 1999, 16 putative securities class action lawsuits were filed against the Company, certain of its directors and officers and the Company's underwriters in its January 1999 common stock offering. The suits have been consolidated and the court has appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs.

   The consolidated amended complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period October 1, 1998 through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information in the prospectus relating to the January 1999 common stock offering and in certain of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company to sell Company common stock during the class period at inflated market prices. The plaintiffs seek remedies including certification of the putative class, unspecified damages, attorneys' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court may deem proper. By February 25, 2000, the Company expects to move to dismiss the complaint.

   This action is in its earliest stages and the outcome of the action and costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

   The Company was notified in September 1994 that a suit was brought by a competitor regarding the Company's acquisition of certain corporations in Mexico. The former owners of these corporations have agreed to indemnify the Company should an unfavorable outcome result. There has been no significant activity regarding this suit since 1996, and the Company assumes it has been abandoned. Unless there are new developments, the Company will no longer report on this suit.

   The Company is a party to certain other legal proceedings in the ordinary course of its business but does not regard any such proceedings as material.

   As of October 31, 1999, the Company had advanced approximately $1,205, including accrued interest, to fund premiums on a split-dollar, "second-to-die" life insurance policy on behalf of the Company's Chairman, Mr. Frank B. Stewart, Jr., and Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A Common Stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earliest of
(a) the surrender of the policy, (b) the deaths of Mr.  and Mrs. Stewart, or
(c) 60 days following payment in full of all premiums on the policy.

   The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 24 years, except for five leases that expire between 2032 and 2072. Rent expense under these leases was $8,042, $7,805 and $6,025 for the years ended October 31, 1999, 1998 and
1997, respectively. The Company's future minimum lease payments as of October 31, 1999 are $7,755, $6,378, $5,492, $4,642, $3,930 and $39,428 for
the years ending October 31, 2000, 2001, 2002, 2003, 2004 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. The Company's future non-compete payments as of October 31, 1999 for the same periods are $7,345, $6,949, $6,302, $5,634, $4,452 and $8,987,
respectively.

   The Company leases office space from an affiliated company. Rental payments were approximately $534, $636, and $602 for the years ended October 31, 1999, 1998, and 1997, respectively.



                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(17) SEGMENT DATA

   In fiscal year 1999, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on gross profit.

   The Company's operations are product based and geographically based. As such, the Company's primary reportable operating segments presented below are based on products and services and include funeral and cemetery operations.

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

   The Company conducts both funeral and cemetery operations in the United States, including Puerto Rico, and in Mexico, Canada, Australia and Argentina. The Company conducts funeral operations in New Zealand, Spain, Portugal, the Netherlands, Belgium and France.




                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(17) SEGMENT DATA--(CONTINUED)

   The table below presents information about reported segments for fiscal years ended:


                                                                          RECONCILING  CONSOLIDATED
                                            FUNERAL           CEMETERY      ITEMS(1)       TOTALS
                                         -----------        -----------   -----------   -----------
Revenues from external customers
  October 31, 1999 ...................   $   445,877            310,231           -     $   756,108
  October 31, 1998 ...................   $   379,095            269,270           -     $   648,365
  October 31, 1997 ...................   $   291,649            240,937           -     $   532,586

Gross profit
  October 31, 1999 ...................   $   126,875             83,526           -     $   210,401
  October 31, 1998 ...................   $   118,426             77,558           -     $   195,984
  October 31, 1997 ...................   $    89,235             67,937           -     $   157,172

Total assets
  October 31, 1999 ...................   $ 1,242,119            996,282        45,479   $ 2,283,880
  October 31, 1998 ...................   $ 1,265,237            746,569        37,132   $ 2,048,938
  October 31, 1997 ...................   $   940,340            667,932        28,966   $ 1,637,238

Depreciation and amortization
  October 31, 1999 ...................   $    36,373             11,850         2,397   $    50,620
  October 31, 1998 ...................   $    28,299              8,546         1,897   $    38,742
  October 31, 1997 ...................   $    21,216              7,966           867   $    30,049

Additions to long-lived assets(2)
  October 31, 1999 ...................   $    62,926             61,827        11,919   $   136,672
  October 31, 1998 ...................   $    64,344             68,606        10,504   $   143,454
  October 31, 1997 ...................   $    58,644             31,998        11,363   $   102,005



---------------------

(1) Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(2) Long-lived assets include cemetery property and net property and equipment.




                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(17) SEGMENT DATA--(CONTINUED)

   A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principles for fiscal years ended October 31, 1999, 1998 and 1997, is as follows:


                                                      1999            1998           1997
                                                  ------------    ------------   ------------
Gross profit for reportable segments              $    210,401    $    195,984   $    157,172
Corporate general and administrative
  expenses                                             (19,161)        (16,621)       (15,402)
Performance-based stock options                           -            (76,762)          -
Interest expense, net                                  (52,174)        (41,792)       (36,425)
Other income                                             3,485           4,155          1,132
                                                  ------------    ------------   ------------
Earnings before income taxes and cumulative
   effect of change in accounting principles      $    142,551    $     64,964   $    106,477
                                                  ============    ============   ============


                                                    U.S. AND
                                                  POSSESSIONS(1)   FOREIGN(2)    CONSOLIDATED
                                                  ------------    ------------   ------------
Revenues from external customers
 October 31, 1999                                 $    603,530         152,578   $    756,108
 October 31, 1998                                 $    534,427         113,938   $    648,365
 October 31, 1997                                 $    455,076          77,510   $    532,586

Gross profit
 October 31, 1999                                 $    180,693          29,708   $    210,401
 October 31, 1998                                 $    170,415          25,569   $    195,984
 October 31, 1997                                 $    136,205          20,967   $    157,172

Long-lived assets(3)
 October 31, 1999                                 $    735,649         135,428   $    871,077
 October 31, 1998                                 $    647,350         121,447   $    768,797
 October 31, 1997                                 $    524,894         115,137   $    640,031


-------------------

(1) Includes the Company's operations in the United States and the Commonwealth of Puerto Rico.
(2) Foreign revenue is based on the country in which the sales originate. The Company commenced its foreign operations as follows: Mexico - August 1994; Australia - December 1994; New Zealand - April 1996; Canada - October 1996; Spain - April 1997; Portugal - September 1997; the Netherlands - December 1997; Argentina - April 1998; France and Belgium - May 1998.
(3) Long-lived assets include cemetery property and net property and equipment.



                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST          SECOND           THIRD          FOURTH
                                                -----------     -----------     -----------    -----------
YEAR ENDED OCTOBER 31, 1999(1)
------------------------------
Revenues .....................................  $   178,172     $   194,297     $   193,721      $ 189,918
Gross profit .................................       54,241          57,668          53,674         44,818
Earnings before cumulative effect of change
 in accounting principle .....................       23,501          27,108          23,347         16,564
Earnings per common share before cumulative
  effect of change in accounting principle:
   Basic .....................................          .24             .24             .21            .15
   Diluted ...................................          .24             .24             .21            .15
Net earnings (loss) ..........................      (26,600)         27,108          23,347         16,564
Earnings per common share:
   Basic .....................................         (.27)            .24             .21            .15
   Diluted ...................................         (.27)            .24             .21            .15


                                                  FIRST(2)        SECOND           THIRD          FOURTH
                                                -----------     -----------     -----------    -----------
YEAR ENDED OCTOBER 31, 1998
---------------------------
Revenues .....................................  $   149,309     $   154,578     $   169,088    $   175,390
Gross profit .................................       46,117          49,546          51,331         48,990
Net earnings (loss) ..........................       21,946         (26,046)         24,324         21,678
Earnings per common share: ...................
 Basic .......................................          .23            (.27)            .25            .22
 Diluted .....................................          .22            (.27)            .25            .22


---------------

(1) The first, second and third quarters of fiscal year 1999 have been restated from the Company's respective Quarterly Reports on Form 10-Q to reflect the Company's change in accounting principle effective November 1, 1998. As a result, first quarter reflects a $3,016 decrease in earnings, $.03 per share (basic and diluted), before the cumulative effect of the change in accounting principle. In addition, the first quarter as presented above includes a $50,101 decrease in net earnings (net of a $28,798 income tax benefit), or $.51 per share (basic and diluted), for the cumulative effect of the change in accounting principle. Second quarter as presented above reflects a decrease in net earnings of $5,055, or $.05 per share (basic and diluted), as a result of the accounting change. Third quarter as presented above reflects a decrease in net earnings of $5,552, or $.05 per share (basic and diluted), as a result of the accounting change. See Note 3.
(2) Restated to reflect the Company's two-for-one stock split effective April 24, 1998.


(19) SUBSEQUENT EVENTS (UNAUDITED)

   Subsequent to year-end, the Company has acquired or has outstanding definitive agreements or letters of intent to acquire four funeral homes and four cemeteries for approximately $8,861.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

   The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.





                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  Financial Statements

     The Company's consolidated financial statements listed below have been filed as part of this report:

                                                                                               PAGE
                                                                                               ----
     Report of Independent Accountants .....................................................     33
     Consolidated Statements of Earnings for the Years Ended October 31, 1999,
       1998 and 1997  ......................................................................     34
     Consolidated Balance Sheets as of October 31, 1999 and 1998 ...........................     35
     Consolidated Statements of Shareholders' Equity for the Years Ended
       October 31, 1999, 1998 and 1997 .....................................................     37
     Consolidated Statements of Cash Flows for the Years Ended October 31, 1999,
       1998 and 1997 .......................................................................     39
     Notes to Consolidated Financial Statements ............................................     41

     (2)  Financial Statement Schedule for the years ended October 31, 1999, 1998 and 1997

     Report of Independent Accountants on Financial Statement Schedule .....................     69
     Schedule II-Valuation and Qualifying Accounts .........................................     70


   All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.



                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE





The Board of Directors
Stewart Enterprises, Inc.:

Our report on the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries, which includes an emphasis paragraph related to changes in the Company's method of accounting for funeral services investment trust fund earnings in 1999 and its method of accounting for cemetery sales and funeral services investment trust fund earnings in 1997, is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 15, 1999






                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                           (DOLLARS IN THOUSANDS)


       COLUMN A                          COLUMN B              COLUMN C              COLUMN D      COLUMN E
      ----------                         ----------      -----------------------     ----------    ----------
                                                              ADDITIONS
                                                         -----------------------
                                         BALANCE AT      CHARGED TO   CHARGED TO
                                         BEGINNING       COSTS  AND     OTHER        DEDUCTIONS  BALANCE AT END
      DESCRIPTION                        OF PERIOD        EXPENSES    ACCOUNTS(1)   -WRITE-OFFS     OF PERIOD
      -----------                        ----------      ----------  -----------     ----------    ----------
Current-Allowance for contract
  cancellations and doubtful accounts:
 Year ended October 31,
   1999 ...............................  $   10,738          14,050        2,223         15,579    $   11,432
   1998 ...............................  $    6,869          16,191        1,875         14,197    $   10,738
   1997 ...............................  $    2,996           8,586        2,386          7,099    $    6,869

Due after one year-Allowance for
  contract cancellations and doubtful
  accounts:
 Year ended October 31,
   1999 ...............................  $   12,063          19,864          -           17,370    $   14,557
   1998 ...............................  $    9,696          12,134          728         10,495    $   12,063
   1997 ...............................  $    3,236          12,765        7,215         13,520    $    9,696

Accumulated amortization of intangible
  assets:
 Year ended October 31,
   1999 ...............................  $   43,831          19,469          -              -      $   63,300
   1998 ...............................  $   29,383          14,448          -              -      $   43,831
   1997 ...............................  $   19,506           9,877          -              -      $   29,383


(1) Amounts charged to other accounts represent principally the opening balance in the allowance for contract cancellations and doubtful accounts for acquired companies and, for fiscal year 1997, the effect of the Company's change in accounting principles effective November 1, 1996.


ITEM 14(A)(3) EXHIBITS

3.1 Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999

3.2   By-laws of the Company, as amended and restated as of October 28, 1999


4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended and By-laws, as amended, defining the rights of holders of Class A and Class B Common Stock

4.2 Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3 Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 21, 1998)

4.4 Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 1996)

4.5 Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 21, 1998)

4.6 Credit Agreement by and among the Company, its subsidiaries and Citicorp USA, Inc., Bank of America Illinois, and NationsBank of Texas, N.A. dated April 14, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-27771) filed with the Commission on May 23, 1997)

4.7 Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A dated November 3, 1999)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company's long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company's consolidated total assets.

10.1 Lease Agreement dated September 1, 1983 between Stewart Building Enterprise and Stewart Enterprises, Inc. and amendments thereto dated June 18, 1990 and May 23, 1991 (incorporated by reference to Exhibit
      10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on August 21, 1991 (the "1991 Registration Statement")); dated June 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K")); dated June 1, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 (the "1993 10-K")); dated October 28, 1994 and dated November 30, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 10-K")); dated May 27, 1996 (incorporated by reference to
      Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K")); and dated April 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30,
      1997)

10.2  Split-Dollar Agreement dated January 10, 1992 between  the Company, Roy
      A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the 1992 10-K)

                           -----------------------

        Management Contracts and Compensatory Plans or Arrangements

10.3 Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the 1991 Registration Statement), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the 1996 10-K)

10.4 Employment Agreement dated August 1, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K")) and Amendment No. 1 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit
      10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the "1998 10-K"))

10.5 Change of Control Agreement dated December 5, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.20 to the 1995 10-K)

10.6 Stock Option Agreements dated February 1, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1995)

10.7 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Joseph P. Henican, III (incorporated by reference to
      Exhibit 10.17 to the 1995 10-K)

10.8 Termination Agreement between Stewart Enterprises, Inc., a Louisiana corporation and Joseph P. Henican, III dated as of November 15, 1999

10.9 Employment Agreement dated August 1, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.25 to the 1995 10-K) and Amendment No. 1 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.12 to the 1998 10-K)

10.10 Change of Control Agreement dated December 5, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.29 to the 1995 10-K)

10.11 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and William E. Rowe (incorporated by reference to Exhibit 10.26 to the 1995 10-K)

10.12 Employment Agreement dated August 1, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.32 to the 1995 10-K); Amendment No. 1 to Employment Agreement dated May 1, 1998 and Amendment No. 2 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.15 to the 1998 10-K)

10.13 Change of Control Agreement dated December 5, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.36 to the 1995 10-K) and Amendment No. 1 to Change of Control Agreement dated May 1, 1998 (incorporated by reference to Exhibit 10.16 to the 1998 10-K)


10.14 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Ronald H. Patron (incorporated by reference to Exhibit
      10.33 to the 1995 10-K)

10.15 Employment Agreement dated August 1, 1995, between the Company and Gerard C. Alexander (incorporated by reference to Exhibit 10.39 to the 1995 10-K) and Amendment No. 1 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.18 to the 1998 10-K)

10.16 Change of Control Agreement dated December 5, 1995, between the Company and Gerard C. Alexander (incorporated by reference to Exhibit 10.43 to the 1995 10-K)

10.17 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Gerard C. Alexander (incorporated by reference to Exhibit
      10.40 to the 1995 10-K)

10.18 Employment Agreement dated August 1, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.47 to the 1995 10-K) and Amendment No. 1 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.24 to the 1998 10-K)

10.19 Change of Control Agreement dated December 5, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.51 to the 1995 10-K)

10.20 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brian J. Marlowe (incorporated by reference to Exhibit
      10.48 to the 1995 10-K)

10.21 Employment Agreement dated August 1, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.35 to the 1996 10-K); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 to Employment Agreement dated May 1, 1998 and Amendment No. 3 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.27 to the 1998 10-K)

10.22 Change of Control Agreement dated December 5, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.39 to the 1996 10-K) and Amendment No. 1 to Change of Control Agreement dated May 1, 1998 (incorporated by reference to Exhibit 10.28 to the 1998 10-K)

10.23 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit
      10.36 to the 1996 10-K)

10.24 Employment Agreement dated August 1, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.41 to the 1996 10-K); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); and Amendment No. 2 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.30 to the 1998 10-K)

10.25 Change of Control Agreement dated December 5, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.45 to the 1996 10-K) and Amendment No. 1 to Change of Control Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30,
      1998)

10.26 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit
      10.42 to the 1996 10-K)

10.27 Employment Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended
      January 31, 1997); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 to Employment Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998) and Amendment No. 3 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.33 to the 1998 10-K).

10.28 Change of Control Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997) and Amendment No. 1 to Change of Control Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.3 to Company's Quarterly Report on Form 10-Q for the Quarter ended April 30,
      1998)

10.29 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit
      10.47 to the 1996 10-K)

10.30 Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.31 Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.32 Employment Agreement dated January 1, 1997, between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997); Amendment No. 1 to Employment Agreement dated January 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 to Employment Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998); and Amendment No. 3 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.38 to the 1998 10-K)

10.33 Change of Control Agreement dated January 1, 1997, between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997) and Amendment No. 1 to Change of Control Agreement dated November 1, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1998)

10.34 Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to
      Exhibit 10.51 to the 1996 10-K)

10.35 Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to
      Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.36 Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Raymond C. Knopke, Jr. (incorporated by reference to
      Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.37 Employment Agreement dated November 1, 1997, between the Company and Charles L. Tilis and Amendment No. 1 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.38 Change of Control Agreement dated November 1, 1997, between the Company and Charles L. Tilis (incorporated by reference to Exhibit 10.44 to the 1998 10-K)

10.39 Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K)

10.40 Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K)

10.41 The Stewart Enterprises Employees' Retirement Trust (incorporated by reference to Exhibit 10.20 the 1991 Registration Statement) and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the 1994 10-K)

10.42 The   Stewart   Enterprises   Supplemental   Retirement   and  Deferred
      Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K)

10.43 Amended  and  Restated   Stewart   Enterprises,   Inc.  1995  Incentive
      Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K)

10.44 Amended and Restated Directors' Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K)

10.45 Amended and Restated Stewart Enterprises, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31,
      1997)

                              --------------------


12    Calculation of Ratio of Earnings to Fixed Charges

18    Letter   from  PricewaterhouseCoopers  LLP  regarding  1999  change  in accounting principle

18.1 Letter from PricewaterhouseCoopers LLP regarding 1997 change in accounting principles (incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31,
      1997)

21    Subsidiaries of the Company

23    Consent of PricewaterhouseCoopers LLP

27    Financial Data Schedule

                              --------------------

(B)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K on August 12,  1999, reporting under "Item
5. Other Events," earnings revisions for the third and fourth quarters of 1999.

     The Company filed a Form 8-K on August 18, 1999, reporting  under "Item
5.  Other Events," announcement of  the Company's stock repurchase program.

     The Company filed a Form 8-K on September 8, 1999, reporting under "Item 5. Other Events," the earnings release for the Quarter ended July 31, 1999.



                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2000.

                         STEWART ENTERPRISES, INC.

                        By:    /S/   WILLIAM E. ROWE
                           -------------------------
                              William E. Rowe
                               PRESIDENT AND
                          CHIEF EXECUTIVE OFFICER

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.



       SIGNATURE                          TITLE                     DATE
       ---------                          -----                     ----

/s/   FRANK B. STEWART, JR.    Chairman of the Board               January 27, 2000
-----------------------------
  Frank B. Stewart, Jr.

/s/   WILLIAM E. ROWE          President, Chief Executive Officer  January 27, 2000
-----------------------------   and a Director
    William E. Rowe
(PRINCIPAL EXECUTIVE OFFICER)


/s/   KENNETH C. BUDDE         Executive Vice President,           January 27, 2000
-----------------------------  Chief Financial Officer
    Kenneth C. Budde           and a Director
(PRINCIPAL FINANCIAL OFFICER)


/s/   MICHAEL G. HYMEL         Vice President-                     January 27, 2000
-----------------------------  Corporate Controller and
    Michael G. Hymel           Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)


/s/   DARWIN C. FENNER         Director                            January 27, 2000
-----------------------------
    Darwin C. Fenner


/s/   DWIGHT A. HOLDER         Director                            January 27, 2000
-----------------------------
    Dwight A. Holder


/s/   JOHN P. LABORDE          Director                            January 27, 2000
-----------------------------
     John P. Laborde


/s/   JAMES W. McFARLAND       Director                            January 27, 2000
-----------------------------
   James W. McFarland


/s/   MICHAEL O. READ          Director                           January 27, 2000
-----------------------------
      Michael O. Read





                               EXHIBIT INDEX


 3.1 Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999

 3.2  By-laws of the Company, as amended and restated as of October 28, 1999

10.8 Termination Agreement between Stewart Enterprises, Inc., a Louisiana corporation and Joseph P. Henican, III dated as of November 15, 1999

12    Calculation of Ratio of Earnings to Fixed Charges

18 Letter from PricewaterhouseCoopers LLP regarding 1999 change in accounting principle

21    Subsidiaries of the Company

23    Consent of PricewaterhouseCoopers LLP

27    Financial Data Schedule