Form 10-Q
period 2000-01-31
STEWART ENTERPRISES INC
filed 2000-03-16
CIK 878522

===========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                    ----------------------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _______


                    ----------------------------------


                     COMMISSION FILE NUMBER:  0-19508


                    ----------------------------------

                         STEWART ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

           LOUISIANA                         72-0693290
(State  or  other  jurisdiction           (I.R.S. Employer
of incorporation or organization)         Identification No.)

110 VETERANS MEMORIAL BOULEVARD
      METAIRIE, LOUISIANA                       70005
(Address of principal executive offices)     (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880


                    ----------------------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of March 13, 2000, was 103,132,826 and 3,555,020,
respectively.

===========================================================================

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

          Item 1. Financial Statements

          Consolidated Statements of Earnings -
            Three Months Ended January 31, 2000 and 1999.............   3

          Consolidated Balance Sheets -
            January 31, 2000 and October 31, 1999....................   4

          Consolidated Statement of Shareholders' Equity -
            Three Months Ended January 31, 2000......................   6

          Consolidated Statements of Cash Flows -
            Three Months Ended January 31, 2000 and 1999.............   7

          Notes to Consolidated Financial Statements.................   9

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......  15

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk..................................  20


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings..................................  22

          Item 5. Other Information..................................  22

          Item 6. Exhibits and Reports on Form 8-K...................  26

          SIGNATURES.................................................  28

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE  MONTHS ENDED JANUARY 31,
                                                -------------------------------
                                                     2000             1999
                                                   --------         --------
Revenues:
   Funeral....................................... $ 122,646        $ 106,734
   Cemetery......................................    70,314           71,438
                                                  ---------        ---------
                                                    192,960          178,172
                                                  ---------        ---------
Costs and expenses:
   Funeral.......................................    87,913           73,258
   Cemetery......................................    56,339           50,673
                                                  ---------        ---------
                                                    144,252          123,931
                                                  ---------        ---------
   Gross profit..................................    48,708           54,241
Corporate general and administrative expenses....     5,260            4,015
                                                  ---------        ---------
   Operating earnings............................    43,448           50,226
Interest expense, net............................   (14,583)         (13,806)
Other income.....................................       806              590
                                                  ---------        ---------
   Earnings before income taxes and cumulative
     effect of change in accounting principle....    29,671           37,010
Income taxes.....................................    10,830           13,509
                                                  ---------        ---------
   Earnings before cumulative effect of change in
     accounting principle........................    18,841           23,501
   Cumulative effect of change in accounting
     principle (net of $28,798 income tax
     benefit) (Note 2)...........................         -          (50,101)
                                                  ---------        ---------
   Net earnings (loss)........................... $  18,841        $ (26,600)
                                                  =========        =========

Basic earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle........................ $     .18        $     .24
   Cumulative effect of change in accounting
     principle...................................         -             (.51)
                                                  ---------        ---------
   Net earnings (loss)........................... $     .18        $    (.27)
                                                  =========        =========

Diluted earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle........................ $     .18        $     .24
   Cumulative effect of change in accounting
     principle...................................         -             (.51)
                                                  ---------        ---------
   Net earnings (loss)........................... $     .18        $    (.27)
                                                  =========        =========

Weighted average common shares outstanding
   (in thousands):
   Basic.........................................   106,273           98,045
                                                  =========        =========
   Diluted.......................................   106,273           98,721
                                                  =========        =========

Dividends declared per common share.............. $     .02        $     .02
                                                  =========        =========

       See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               JANUARY  31,           OCTOBER 31,
              ASSETS                               2000                  1999
              ------                           ------------           -----------
Current assets:
   Cash and cash equivalent investments......  $   36,421             $   30,877
   Marketable securities.....................      10,629                 46,549
   Receivables, net of allowances............     179,179                176,215
   Inventories...............................      52,945                 51,431
   Prepaid expenses..........................       5,326                  5,997
                                               ----------             ----------
     Total current assets....................     284,500                311,069

Receivables due beyond one year, net of
  allowances.................................     240,342                237,578
Intangible assets............................     686,140                673,361
Deferred charges.............................     118,608                109,436
Cemetery property, at cost...................     442,026                424,032
Property and equipment, at cost:
   Land......................................      83,256                 83,237
   Buildings.................................     337,451                329,721
   Equipment and other.......................     159,741                158,722
                                               ----------             ----------
                                                  580,448                571,680
   Less accumulated depreciation.............     131,169                124,635
                                               ----------             ----------
   Net property and equipment................     449,279                447,045
Long-term investments........................      18,382                 16,812
Merchandise trust, less estimated cost to
  deliver....................................      61,606                 58,999
Other assets.................................       7,431                  5,548
                                               ----------             ----------
                                               $2,308,314             $2,283,880
                                               ==========             ==========

                                                               (continued)

                         STEWART ENTERPRISES, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               JANUARY  31,           OCTOBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               2000                  1999
------------------------------------           ------------           -----------
Current liabilities:
   Current maturities of long-term debt......  $   32,384             $   12,582
   Accounts payable..........................      22,653                 21,802
   Accrued payroll...........................      20,589                 21,784
   Accrued insurance.........................      12,950                 11,535
   Accrued interest..........................       6,332                 16,757
   Accrued other.............................      20,993                 26,328
   Income taxes payable......................       4,604                  5,495
   Deferred income taxes.....................      17,203                 17,193
                                               ----------             ----------
     Total current liabilities...............     137,708                133,476
Long-term debt, less current maturities......     933,190                938,831
Deferred income taxes........................      63,462                 81,434
Deferred revenue.............................      97,286                 64,961
Other long-term liabilities..................       9,114                  8,566
                                               ----------             ----------
     Total liabilities.......................   1,240,760              1,227,268
                                               ----------             ----------

Commitments and contingencies (Note 4)

Shareholders' equity:
   Preferred stock, $1.00 par value,
     5,000,000 shares authorized; no shares
     issued..................................           -                      -
   Common stock, $1.00 stated value:
     Class A authorized 150,000,000 shares;
        issued and outstanding 102,823,717
        and 102,664,572 shares at January
        31, 2000, and October 31, 1999,
        respectively.........................     102,824                102,664
     Class B authorized 5,000,000 shares;
        issued and outstanding 3,555,020
        shares at January 31, 2000, and
        October 31, 1999; 10 votes per
        share; convertible into an equal
        number of Class A shares.............       3,555                  3,555
   Additional paid-in capital................     672,384                671,891
   Retained earnings.........................     363,715                347,002
   Cumulative foreign translation adjustment.     (70,345)               (65,152)
   Unrealized depreciation of investments....      (4,579)                (3,348)
                                               ----------             ----------
     Total shareholders' equity..............   1,067,554              1,056,612
                                               ----------             ----------
                                               $2,308,314             $2,283,880
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

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                       COMMON  STOCK                                   CUMULATIVE     UNREALIZED
                                ----------------------------   ADDITIONAL                FOREIGN     DEPRECIATION      TOTAL
                                    SHARES -                    PAID-IN     RETAINED   TRANSLATION        OF        SHAREHOLDERS'
                                CLASSES A AND B(1)   AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT    INVESTMENTS       EQUITY
                                ------------------  --------   ----------   --------   -----------   ------------   -------------
                                  (IN THOUSANDS)
Balance October 31, 1999.......      106,219        $ 106,219  $ 671,891    $ 347,002  $ (65,152)    $  (3,348)     $ 1,056,612

Comprehensive income:
  Net earnings.................                                                18,841                                    18,841

  Other comprehensive income:
    Foreign translation
      adjustment...............                                                           (5,193)                        (5,193)
    Unrealized depreciation of
      investments..............                                                                         (1,939)          (1,939)
    Deferred income tax benefit
      on unrealized
      depreciation of
      investments..............                                                                            708              708
                                     -------        ---------  ---------    ---------  ---------     ---------      -----------
    Total other comprehensive
      income...................                                                           (5,193)       (1,231)          (6,424)
                                     -------        ---------  ---------    ---------  ---------     ---------      -----------
  Total comprehensive income...                                                18,841     (5,193)       (1,231)          12,417

Sales of common stock..........          160              160        493                                                    653

Dividends ($.02 per share).....                                                (2,128)                                   (2,128)
                                     -------        ---------  ---------    ---------  ---------     ---------      -----------
Balance  January 31, 2000......      106,379        $ 106,379  $ 672,384    $ 363,715  $ (70,345)    $  (4,579)     $ 1,067,554
                                     =======        =========  =========    =========  =========     =========      ===========

--------------------------------
(1)    Includes 3,555 shares (in thousands) of Class B Common Stock.



         See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE  MONTHS ENDED JANUARY 31,
                                                     -------------------------------
                                                         2000               1999
                                                       --------           --------
Cash flows from operating activities:
   Net earnings (loss).............................    $ 18,841         $ (26,600)
   Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating
    activities:
     Depreciation and amortization.................      15,172            11,332
     Provision for doubtful accounts...............      11,575             7,653
     Cumulative effect of change in accounting
      principle....................................           -            50,101
     Net gains on sales of marketable securities...        (780)           (1,129)
     Benefit for deferred income taxes.............      (1,233)           (2,676)
Changes in assets and liabilities net of effects
  from acquisitions:
       Increase in other receivables...............     (17,692)          (28,279)
       Increase  in  other  deferred charges and
        intangible assets..........................      (2,385)             (950)
       Increase in inventories and cemetery
        property...................................      (3,372)             (578)
       Increase (decrease) in accounts payable and
        accrued expenses...........................      (9,936)            1,786
       Increase in merchandise trust, less
        estimated cost to deliver merchandise......      (5,872)          (13,929)
       Decrease in other...........................      (1,576)           (3,424)
                                                       --------         ---------
       Net cash provided by (used in) operating
        activities.................................       2,742            (6,693)
                                                       --------         ---------

Cash flows from investing activities:
   Changes in prearranged funeral contracts, net...     (17,293)           (3,939)
   Proceeds from sales of marketable securities....      42,432             6,883
   Purchases of marketable securities  and
     long-term  investments........................      (7,331)           (9,429)
   Purchases of subsidiaries, net of cash, seller
     financing and stock issued....................           -           (31,186)
   Additions to property and equipment.............     (11,691)          (10,785)
   Other...........................................         141               309
                                                       --------         ---------
       Net cash provided by (used in) investing
        activities.................................       6,258           (48,147)
                                                       --------         ---------

                                                                (continued)









                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE  MONTHS ENDED JANUARY 31,
                                                      -------------------------------
                                                         2000             1999
                                                       --------         --------
Cash flows from financing activities:
   Proceeds from long-term debt...................     $  8,366         $  58,562
   Repayments of long-term debt...................       (8,103)          (11,319)
   Issuance of common stock.......................          653               936
   Dividends......................................       (2,128)           (1,962)
                                                       --------         ---------
     Net cash provided by (used in) financing
      activities..................................       (1,212)           46,217
                                                       --------         ---------

Effect of exchange rates on cash and cash
 equivalents......................................       (2,244)             (757)
                                                       --------         ---------

Net increase (decrease) in cash...................        5,544            (9,380)
Cash and cash equivalents, beginning of period....       30,877            30,733
                                                       --------         ---------
Cash and cash equivalents, end of period..........     $ 36,421         $  21,353
                                                       ========         =========

Supplemental cash flow information:
   Cash paid during the period for:
     Income taxes.................................     $  1,300         $   8,200
     Interest.....................................     $ 25,300         $  21,500

   Noncash investing and financing activity:
     Subsidiaries acquired through seller
      financing...................................     $ 13,900         $     700

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

   As of January 31, 2000, the Company owned and operated 632 funeral homes and 161 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the three months ended January 31, 2000, foreign operations contributed approximately 21 percent of total revenue and, as of January 31, 2000, represented approximately 20 percent of total assets.

   (b) PRINCIPLES OF CONSOLIDATION

   The  accompanying  consolidated financial statements include the Company
and  its  subsidiaries.    All   significant   intercompany   balances  and
transactions have been eliminated.

   (c) INTERIM DISCLOSURES

   The information as of January 31, 2000, and for the three months ended January 31, 2000 and 1999, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

   The results of operations for the three months ended January 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2000.

   (d) FOREIGN CURRENCY TRANSLATION

   All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity.

   (e)  USE OF ESTIMATES

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



                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) BASIS OF PRESENTATION--(CONTINUED)

   (f) RECLASSIFICATIONS

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the presentation used in the 2000 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(2) CHANGE IN ACCOUNTING PRINCIPLE

   Effective November 1, 1998, the Company changed its accounting method with respect to earnings realized by its irrevocable prearranged funeral trust funds and escrow accounts. The Company now defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of those earnings and deferred the remainder to offset the estimated future effects of inflation. The accounting change was made principally to match revenue recognition more closely with cash receipts and also to improve the comparability of the Company's earnings with those of its principal competitors. For further details, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

(3) ACQUISITIONS

   During the three months ended January 31, 2000, the Company purchased four cemeteries, compared to twenty funeral homes and three cemeteries purchased during the three months ended January 31, 1999.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the three months ended January 31, 2000, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(3) ACQUISITIONS--(CONTINUED)

                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                     2000             1999
                                                  ---------------  -------------
                                                            (Unaudited)
   Revenues...................................    $ 193,224        $ 179,268
                                                  =========        =========
   Operating earnings.........................    $  43,487        $  50,389
                                                  =========        =========
   Earnings before cumulative effect of change
     in accounting principle..................    $  18,862        $  23,589
                                                  =========        =========
   Net earnings (loss)........................    $  18,862        $ (26,512)
                                                  =========        =========
   Basic earnings per share:
     Earnings before cumulative effect of change
       in accounting principle................    $     .18        $     .24
                                                  =========        =========
     Net earnings (loss)......................    $     .18        $    (.27)
                                                  =========        =========
   Diluted earnings per share:
     Earnings before cumulative effect of change
       in accounting principle................    $     .18        $     .24
                                                  =========        =========
     Net earnings (loss)......................    $     .18        $    (.27)
                                                  =========        =========
   Weighted average shares outstanding
     (in thousands):
     Basic....................................      106,273           98,045
                                                  =========        =========
     Diluted..................................      106,273           98,721
                                                  =========        =========

   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                       2000            1999
                                                  ---------------  -------------
                                                            (Unaudited)
   Current assets.............................    $       -        $     575
   Cemetery property..........................       15,898           15,507
   Property and equipment, net................            -            1,602
   Deferred charges and other assets..........        5,569                -
   Intangible assets, net.....................       21,143           15,514
   Deferred tax asset.........................       16,489                -
   Current liabilities........................            -           (1,166)
   Long-term debt.............................      (13,898)            (743)
   Deferred revenue...........................      (45,201)               -
   Other long-term liabilities................            -             (103)
                                                  ---------        ---------
   Cash used for acquisitions.................    $       -        $  31,186
                                                  =========        =========

                          STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(4) CONTINGENCIES

   During the fall of 1999, 16 putative securities class action lawsuits were filed against the Company, certain of its directors and officers and the Company's underwriters in relation to its January 1999 common stock offering. The suits have been consolidated, and the court has appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs.

   The consolidated amended complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period October 1, 1998 through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information in the prospectus relating to the January 1999 common stock offering and in certain of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company to sell Company common stock during the class period at inflated market prices. The plaintiffs seek remedies including certification of the putative class, unspecified damages, attorneys' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court may deem proper. On February 25, 2000, the Company and the other defendants filed motions to dismiss the complaint.

   This action is in its earliest stages, and the outcome of the action and costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

(5) RECENT ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS No. 133 on its consolidated financial condition and results of operations, and the effect is not expected to be material. The Company is reviewing SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." However, at this time, the effect of the bulletin on the Company's consolidated financial condition and results of operations has not been determined, and it is not known if the impact, if any, would be material.

   Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(6) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA

                                                         EARNINGS          SHARES       PER SHARE
                                                        (NUMERATOR)     (DENOMINATOR)      DATA
   THREE MONTHS ENDED JANUARY 31, 2000                  -----------     -------------   ---------
   -----------------------------------
   Net earnings....................................     $ 18,841
                                                        ========
   Basic earnings per share:
     Net earnings available to common shareholders.     $ 18,841        106,273         $ .18
                                                                                        =====
   Effect of dilutive securities:
     Time-vest stock options assumed exercised.....            -              -
                                                        --------        -------
   Diluted earnings per share:
     Net earnings available to common shareholders
       plus time-vest stock options assumed exercised   $ 18,841        106,273        $ .18
                                                        ========        =======        =====

                                                         EARNINGS          SHARES       PER SHARE
                                                        (NUMERATOR)     (DENOMINATOR)      DATA
   THREE MONTHS ENDED JANUARY 31, 1999                  -----------     -------------   ---------
   -----------------------------------
   Earnings before cumulative effect of change in
     accounting principle..........................     $ 23,501
                                                        ========
   Basic earnings per share:
     Earnings available to common shareholders.....     $ 23,501         98,045        $ .24
                                                                                       =====
   Effect of dilutive securities:
     Time-vest stock options assumed exercised.....            -            676
                                                        --------         ------
   Diluted earnings per share:
     Earnings available to common shareholders
       plus  time-vest  stock options assumed
       exercised...................................     $ 23,501         98,721        $ .24
                                                        ========         ======        =====

   As of January 31, 2000, the Company has options outstanding under the 1995 Incentive Compensation Plan (1995 Plan) and the 1996 Directors' Plan with respect to 9,020,640 shares. Included in that number are options to purchase a total of 4,018,168 shares of Class A common stock under the 1995 Plan and 72,000 shares of Class A common stock under the 1996 Directors' Plan, all of which were granted since the end of the last fiscal year. All of the options granted since the end of the last fiscal year under the 1995 Plan vest at the rate of 25 percent per year over four years, have an exercise price of $5.50 and must be exercised by January 21, 2005. All of the options granted under the 1996 Directors' Plan vest immediately, have an exercise price of $6.00 and must be exercised by January 31, 2005.

   Options to purchase 4,117,777 shares of common stock at prices ranging from $5.50 to $27.25 were outstanding during the first quarter of 2000 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between October 31, 2001, and January 31, 2005, were still outstanding as of January 31, 2000.

   Options to purchase 1,410,536 shares of common stock at prices ranging from $21.375 to $27.25 were outstanding during the first quarter of 1999, but were not included in the computation of diluted earnings per share

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(6) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA--(CONTINUED)

because  the  exercise  prices of the options were greater than the average
market price of the common  shares.   The  options, which expire on October
31, 2001, and July 31, 2004, were still outstanding at January 31, 1999.

(7) SEGMENT DATA

   The table below presents information about reported segments for the three months ended:

                                                                      CONSOLIDATED
                                               FUNERAL      CEMETERY     TOTALS
                                               -------      --------  ------------
Revenues from external customers
 January 31, 2000..........................    $ 122,646    70,314    $ 192,960
 January 31, 1999..........................    $ 106,734    71,438    $ 178,172

Gross profit
 January 31, 2000..........................    $  34,733    13,975    $  48,708
 January 31, 1999..........................    $  33,476    20,765    $  54,241

   A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principle for the three months ended January 31, 2000 and 1999, is as follows:

                                                THREE  MONTHS ENDED JANUARY 31,
                                                -------------------------------
                                                     2000               1999
                                                -------------       -----------
Gross profit for reportable segments.........   $ 48,708            $ 54,241
Corporate general and administrative expenses     (5,260)             (4,015)
Interest expense, net........................    (14,583)            (13,806)
Other income.................................        806                 590
                                                -------------       -----------
Earnings before income taxes and cumulative
 effect of change in accounting principle       $ 29,671            $ 37,010
                                                =============       ===========

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 Effective November 1, 1998, the Company changed its accounting method with respect to earnings realized by its irrevocable prearranged funeral trust funds and escrow accounts. The Company now defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of those earnings and deferred the remainder to offset the estimated future effects of inflation. The accounting change was made principally to match revenue recognition more closely with cash receipts and also to improve the comparability of the Company's earnings with those of its principal competitors. For further details, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

FUNERAL SEGMENT

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
                                                        ---------------------
                                                          2000         1999     INCREASE
                                                        ---------    --------   --------
                                                                  (In millions)
   FUNERAL REVENUE
   ---------------
   Existing Operations................................  $ 112.0      $ 105.7    $  6.3
   Acquired Operations................................     10.6          1.0       9.6
                                                        -------      -------    ------
                                                        $ 122.6      $ 106.7    $ 15.9
                                                        =======      =======    ======
   FUNERAL COSTS
   -------------
   Existing Operations................................  $ 79.5       $ 72.3     $  7.2
   Acquired Operations................................     8.4          1.0        7.4
                                                        ------       ------     ------
                                                        $ 87.9       $ 73.3     $ 14.6
                                                        ======       ======     ======
   Funeral Segment Profit.............................  $ 34.7       $ 33.4     $  1.3
                                                        ======       ======     ======


   Funeral revenue increased $15.9 million, or 15 percent, for the three months ended January 31, 2000, compared to the corresponding period in 1999. The Company experienced a $6.3 million, or 6 percent, increase in revenue from Existing Operations primarily as a result of a 5.2 percent increase in the average revenue per domestic funeral service performed by Existing Operations (5.5 percent increase worldwide, excluding the effect of foreign currency translation) and a 3.9 percent (725 events) increase in the number of domestic funeral services performed by Existing Operations (2.7 percent (900 events) increase worldwide). The increase in average revenue per funeral service was primarily due to price increases and improved merchandising.

   Funeral profit margin from Existing Operations decreased from 31.6 percent in 1999 to 29.0 percent in 2000 due in part to excessive costs incurred, such as overtime, part-time help and removal fees, as a result of the increased number of funeral services performed by the Company's businesses as described above. Consequently, the Company did not capitalize on its cluster synergies as effectively as it believes is possible. Additionally, there was to a rebate received by the Company from contract negotiations with a primary vendor in 1999 not received in 2000. The Company is continually evaluating the costs to run its businesses and looking for ways to improve in those areas where it sees opportunities.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of funeral homes from February 1999 through January 2000 which are not reflected in the 1999 period presented above.

   Historically, one of the Company's goals has been to achieve 5 percent to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which was below this objective. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. For the three months ended January 31, 2000, the average revenue per funeral service performed by existing funeral homes increased 5.2 percent domestically and 5.5 percent worldwide, excluding the effect of foreign currency translation. Although these results exceed current expectations, the Company still anticipates increases in average revenue per funeral service performed of 2 to 3 percent for the fiscal year 2000. Furthermore, it is too soon to tell if the increases in average revenue per call for the first quarter are indicative of a trend. See the Company's forward-looking statements in Part II, Item 5.

CEMETERY SEGMENT

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
                                                        ---------------------    INCREASE
                                                          2000         1999     (DECREASE)
                                                        ---------    --------   ----------
                                                             (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations..............................    $ 63.5       $ 69.5     $ (6.0)
   Acquired Operations..............................       6.8          1.9        4.9
                                                        ------       ------     ------
                                                        $ 70.3       $ 71.4     $ (1.1)
                                                        ------       ------     ------

   CEMETERY COSTS
   --------------
   Existing Operations..............................    $ 50.5       $ 49.4     $  1.1
   Acquired Operations..............................       5.8          1.3        4.5
                                                        ------       ------     ------
                                                        $ 56.3       $ 50.7     $  5.6
                                                        ------       ------     ------
   Cemetery Segment Profit..........................    $ 14.0       $ 20.7     $ (6.7)
                                                        ======       ======     ======

   Cemetery revenue decreased $1.1 million, or 2 percent, for the three months ended January 31, 2000, compared to the corresponding period in 1999. The Company experienced a $6.0 million, or 9 percent, decrease in revenue from Existing Operations resulting primarily from reduced preneed property and merchandise sales. Partially offsetting this decrease was a $1.3 million, or 19 percent, increase in revenue from cemetery trust funds and escrow accounts to $8.3 million. This increase was due to a 14 percent growth in the average balance in the funds, resulting from current year customer payments deposited into the funds, coupled with a slight increase in the average yield on the funds. The yield for the quarter was slightly below the Company's goal of 8.5 percent to 9.0 percent.

   During the first quarter of 2000, the Company made adjustments to the terms and conditions of its preneed cemetery contracts to improve cash flow and the quality of its receivables. The Company anticipated the resulting decline in preneed sales mentioned above as the sales force adjusted to the changes. The Company is committed to improving its preneed sales and has developed a new division, the Sales and Marketing Division, to enhance its sales effectiveness and to create consistency in its marketing programs, sales and management training.

     Cemetery profit margin from Existing Operations decreased from 28.9 percent in 1999 to 20.5 percent in 2000. The decline was attributable principally to the reduced preneed property and merchandise sales mentioned above, coupled with the high fixed-cost nature of the cemetery business.

   The increase in revenue and costs from Acquired Operations resulted primarily from the Company's acquisition of cemeteries from February 1999 through January 2000, which are not reflected in the 1999 period presented above.

OTHER

    Corporate general  and  administrative expenses increased $1.2 million to
2.7 percent of revenue in the three months ended January 31, 2000, as compared to 2.3 percent in the same period in 1999. The increase in these expenses is primarily the result of a $750,000 increase in consulting fees related to the Company's consumer market research project.

   Net interest expense increased $.8 million during the first quarter of fiscal year 2000 compared to the same period in 1999, as the result of a slight increase in average borrowings and a slight increase in average interest rates from 6.1 percent in 1999 to 6.2 percent in 2000.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

   As of January 31, 2000, the Company's outstanding borrowings totaled $965.6 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 65 percent was fixed-rate debt, with the remaining 35 percent subject to short-term variable interest rates averaging approximately 6.2 percent.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and marketable securities of the Company were $47.1 million at January 31, 2000, a decrease of approximately $30.4 million from October 31, 1999. The Company provided cash of $2.7 million in its operations for the three months ended January 31, 2000, compared to using cash of $6.7 million in its operations for the corresponding period in 1999, due principally to an increase in net earnings and a smaller increase in receivables, offset by a decrease in accounts payable and accrued expenses and other working capital changes. Furthermore, the Company's cash flow from operations of $2.7 million reflects several unusual items including a $3.3 million increase in receivables due to cemetery acquisitions made after October 31, 1998, and $4.0 million of 1999 interest payments made in the first quarter of 2000 because October 31, 1999, was on a Sunday. Without these unusual items, the Company would have provided cash of $10.0 million in its operations for the three months ended January 31, 2000.

   Long-term debt at January 31, 2000, increased to $965.6 million compared to $951.4 million at October 31, 1999, as a result of one seller-financed acquisition which closed in the first quarter of 2000, although it had been completed in 1999. The Company's long-term debt consisted of $537.4 million under the Company's revolving credit facilities, $393.6 million of long-term notes and $34.6 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $16.5 million of term notes incurred principally in connection with acquisitions.

   The most restrictive of the Company's credit agreements requires it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of .9 to 1.0 as of January 31, 2000, and October 31, 1999. As of March 10, 2000, the Company had a debt-to-equity ratio of approximately .9 to
1.0 and $369.2 million of additional borrowing capacity  within  the  1.25 to
1.0 debt-to-equity parameter, $67.9 million of which was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:


                                                    THREE MONTHS
               YEARS ENDED OCTOBER 31,                  ENDED
     --------------------------------------------    JANUARY 31,
     1995      1996      1997      1998      1999       2000
     ----      ----      ----      ----      ----    -----------
     2.72(1)   3.98      3.65(2)   2.38(3)   3.43(2)    2.85


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

   For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1999 reflects the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal years 1996 and 1995 reflect the Company's previous accounting methods which were in effect at that time.

   As detailed in Note 3 of the Company's consolidated financial statements, during the three months ended January 31, 2000, the Company completed the acquisition of four cemeteries through seller financing at a net purchase price of $5.3 million.

   Historically, the Company's growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices.

   As a result, the Company's acquisition activity has decreased substantially from prior quarters, and, as of March 13, 2000, the Company had no pending acquisitions. The Company's growth expectations for fiscal year 2000 and beyond include no acquisitions.

   Although the Company has no material commitments for capital expenditures (other than approximately $15 million in commitments related to construction of the archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of approximately $43.5 million for the fiscal year ending October 31, 2000, which includes $25 million in internal growth initiatives (including the construction of the Los Angeles funeral homes) and approximately $18.5 million for maintenance capital expenditures.

   Management expects that future capital requirements will be satisfied with internally generated cash. Additional debt and equity financing may be required in connection with future growth strategies.

   On December 8, 1999, Moody's Investors Service ("Moody's") announced that it had lowered the Company's credit rating to Ba2, and on February 22, 2000, Standard & Poor's ("S&P") announced that it had lowered the Company's credit rating to BB+. Previously, the Company's credit ratings from Moody's and S&P were Baa3 and BBB, respectively. Interest paid by the Company on its revolving line of credit is based in part on its credit ratings from Moody's and S&P; however, the downgrades are not expected to have a material effect, less than $1 million, on the Company's net earnings.

INFLATION

   Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

OTHER

RECENT ACCOUNTING STANDARDS

   SFAS  No.  133,  "Accounting  for   Derivative  Instruments   and   Hedging
Activities," establishes accounting and reporting standards for derivative instruments and is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS No. 133 on its consolidated financial condition and results of operations, and the effect of the pronouncement is not expected to be material.

   The Company is reviewing SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." However, at this time, the effect of the bulletin on the Company's consolidated financial condition and results of operations has not been determined, and it is not known if the impact, if any, would be material.

   Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosure about market  risk  is presented in
Item 7A to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, filed with the Securities and Exchange Commission on January 27, 2000. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

   The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities, foreign currency exchange rates and interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading." The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets, foreign currency exchange rates or interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, foreign currency exchange rates, interest rates and the timing of transactions.

MARKETABLE EQUITY SECURITIES

   As of January 31, 2000, and October 31, 1999, the Company's marketable equity securities subject to market risk consist principally of investments held by its prearranged funeral, merchandise and perpetual care trust and escrow accounts, and had fair values of $404.9 million and $447.9 million, respectively, determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $40.5 million and $44.8 million, respectively, in the fair value of such accounts.

   The Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5 and 6 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company's Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

INTEREST

   The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 11 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

   As of January 31, 2000, and October 31, 1999, the carrying values of the Company's long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $434.0 million and $435.0 million, respectively, compared to fair values of $344.9 million and $372.6 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 165 and 125 basis points for January 31, 2000, and October 31, 1999, respectively, would result in changes of approximately $13.3 million and $12.0 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

   As of January 31, 2000, the carrying value of the Company's borrowings outstanding under its revolving credit facilities, including accrued interest, was $537.0 million compared to a fair value of $528.2 million. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the borrowings outstanding under the revolving credit facilities, $337.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.6 million in the Company's pre-tax earnings. As of October 31, 1999, the carrying value of the Company's variable-rate debt, including accrued interest, was $533.1 million compared to a fair value of $524.9 million. Of the borrowings outstanding under the revolving credit facilities, $329.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in average interest rates applicable to such debt would have resulted in a change of approximately $1.2 million in the Company's pre-tax earnings.

   The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facilities with fixed-rate debt or by entering into interest rate swaps.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   IN RE STEWART ENTERPRISES, INC. SECURITIES LITIGATION, United States District Court for the Eastern District of Louisiana. During the fall of 1999, 16 putative securities class action lawsuits were filed against the Company, certain of its directors and officers and the Company's underwriters in its January 1999 common stock offering. The suits have been consolidated, and the court has appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs.

   The consolidated amended complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period October 1, 1998 through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information in the prospectus relating to the January 1999 common stock offering and in certain of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company to sell Company common stock during the class period at inflated market prices. The plaintiffs seek remedies including certification of the putative class, unspecified damages, attorneys' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court may deem proper. On February 25, 2000, the Company and the other defendants filed motions to dismiss the complaint.

   This action is in its earliest stages, and the outcome of the action and costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   As previously announced, the Company recently revised its short- and medium-term outlook and goals. The Company currently anticipates that fiscal year 2000 will be a year of transition, from a period of rapid growth, fueled primarily by acquisitions, to a period of moderate growth, driven primarily by internal growth strategies and a more intense focus on improving the operations of businesses acquired. In this regard, management's current goal is to grow revenue in fiscal year 2000 at about 1 percent from 1999 amounts with relatively flat, to slightly down, earnings before interest, taxes, depreciation and amortization (EBITDA) from 1999 amounts. Management's current earnings per share goal for fiscal year 2000 is in the $.68 - $.72 range. Fiscal year 2000 goals also include spending $25 million on internal growth initiatives. The current tax rate anticipated for fiscal year 2000 is
36.5 percent, and the Company's weighted average cost of debt as of January 31, 2000, was 6.3 percent.

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

   In response to changes in the acquisition market, the Company has not included acquisitions in its growth expectations for fiscal year 2000 and beyond.

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

   (1) The Company's ability to achieve its revenue goals and the corresponding cash flows from operations are affected by the volume, mix and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned levels in volume, mix or prices could cause the Company not to meet anticipated revenue goals. The ability of the Company to achieve planned volume, mix or price levels at any location depends on numerous factors, including the local economy, the local death rate, competition and consumer preferences. Furthermore, the Company is adapting to pricing pressures from low-cost funeral service and merchandise providers, which may result in reducing funeral service and merchandise prices in order to recapture market share where appropriate.

   (2) Preneed cemetery sales are a significant component of the Company's cemetery revenue. The Company sets very aggressive preneed sales targets. The inability of the Company to achieve the planned level of sales could cause a shortfall in anticipated levels of revenue. Changes in the sales organization, compensation and sales terms and conditions of the Company's preneed contracts could affect the Company's ability to achieve its preneed sales targets.

   (3) Morale is a key ingredient in any sales organization, and morale can be adversely affected by aggressive sales targets that make it difficult for the Company's more than 3,500 commission sales counselors to achieve their goals.

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

     (b)In most of its existing markets and in many new markets, including foreign markets, that the Company may seek to enter, the Company may compete for acquisitions with the other publicly-traded death care firms and regional consolidators. These competitors, and others, may be willing to pay higher prices for businesses than the Company is willing to pay or may cause the Company to pay more to acquire a business than the Company would have to pay in the absence of such competition or may cause potential sellers to reject the Company's lower prices. Thus, the aggressiveness of the Company's competitors in pricing acquisitions, may affect the Company's ability to complete acquisitions at prices it finds attractive.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999, (incorporated by reference to Exhibit
    3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 10-K"))

3.2 By-laws of the Company, as amended and restated as of October 28, 1999, (incorporated by reference to Exhibit 3.2 to the 1999 10-K)

                        ------------------------------

         Management Contracts and Compensatory Plans or Arrangements

10.1 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.2 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.3 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.4 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Richard O. Baldwin, Jr. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.5 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.6 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.7 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Raymond C. Knopke, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.8 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.9 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Gerard C. Alexander (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.10 Amendment No. 1 to Change of Control Agreement dated November 1, 1998, between the Company and Charles L. Tilis (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.11 Amendment No. 2 to Change of Control Agreement dated November 1, 1998, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)

10.12 Amendment No. 3 to Employment Agreement dated September 21, 1999, between the Company and Lawrence B. Hawkins


12    Calculation of Ratio of Earnings to Fixed Charges

27    Financial Data Schedule


(b)  Reports on Form 8-K

   The Company filed a Form 8-K on November 4, 1999, reporting, under "Item 5. Other Events," the Board of Director's declaration of a dividend of one preferred stock purchase right for each outstanding share of Class A or Class B Common Stock and under "Item 7. Financial Statements and Exhibits," the Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. and press release, dated November 3, 1999, discussing the adoption of the rights plan.

   The  Company filed a Form 8-K on November 19, 1999, reporting, under  "Item
   5. Other Events," the announcement that Joseph P. Henican, III stepped down as Vice Chairman and Chief Executive Officer and William E. Rowe had been elected as President and Chief Executive Officer.

   The Company filed a  Form  8-K on December 14, 1999, reporting, under "Item
   5. Other Events," the announcement that Brian J. Marlowe was named Chief Operating Officer.

   The Company filed a Form 8-K on December 17, 1999,  reporting,  under "Item
   5. Other Events," the earnings release for the year ended October 31, 1999.

   The Company filed a Form 8-K on January 6, 2000, reporting, under "Item 5. Other Events," pro forma consolidated statements of earnings for fiscal year 1998, for the three months ended January 31, 1999, April 30, 1999, and July 31, 1999, for the six months ended April 30, 1999, and for the nine months ended July 31, 1999, to reflect the change in the Company's accounting method, as if such method had been in effect during all prior periods.

                          STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STEWART ENTERPRISES, INC.




                                   /s/ KENNETH C. BUDDE
                                   --------------------
                                   Kenneth C. Budde
                                   Executive Vice President
                                   Chief Financial Officer





                                   /s/ MICHAEL G. HYMEL
                                   --------------------
                                   Michael G. Hymel
                                   Vice President
                                   Corporate Controller
                                   Chief Accounting Officer