Form 10-Q
period 2000-04-30
STEWART ENTERPRISES INC
filed 2000-06-14
CIK 878522

===========================================================================



             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                          ----------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION  13  OR  15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ________ TO _________


                          ----------------------


                     COMMISSION FILE NUMBER:  0-19508


                          ----------------------


                         STEWART ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

           LOUISIANA                         72-0693290
(State  or  other  jurisdiction             (I.R.S.  Employer
of incorporation or organization)          Identification No.)

  110 VETERANS MEMORIAL BOULEVARD
       METAIRIE, LOUISIANA                      70005
(Address of principal executive offices)     (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880

                          ----------------------



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _ X_     No ___

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of June 8, 2000, was 103,132,826 and 3,555,020,
respectively.

===========================================================================

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

          Item 1. Financial Statements

          Consolidated Statements of Earnings -
            Three Months Ended April 30, 2000 and 1999 ..............    3

          Consolidated Statements of Earnings -
            Six Months Ended April 30, 2000 and 1999 ................    4

          Consolidated Balance Sheets -
            April 30, 2000 and October 31, 1999 .....................    5

          Consolidated Statement of Shareholders' Equity -
            Six Months Ended April 30, 2000 .........................    7

          Consolidated Statements of Cash Flows -
            Six Months Ended April 30, 2000 and 1999 ................    8

          Notes to Consolidated Financial Statements ................   10

          Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations .......   18

          Item 3. Quantitative and Qualitative Disclosures
                About Market Risk  ..................................   26


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings .................................   27

          Item 4. Submission of Matters to a Vote of
                  Security Holders ..................................   27

          Item 5. Other Information .................................   27

          Item 6. Exhibits and Reports on Form 8-K ..................   31

          SIGNATURES  ...............................................   32

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED APRIL 30,
                                                  ------------------------------
                                                      2000              1999
                                                  -----------        -----------
Revenues:
   Funeral .....................................  $   115,741        $   113,198
   Cemetery ....................................       73,120             81,099
                                                  -----------        -----------
                                                      188,861            194,297
                                                  -----------        -----------

Costs and expenses:
   Funeral .....................................       84,936             80,114
   Cemetery ....................................       54,141             56,515
                                                  -----------        -----------
                                                      139,077            136,629
                                                  -----------        -----------
    Gross profit ...............................       49,784             57,668
Corporate general and administrative expenses...        4,883              4,333
                                                  -----------        -----------
   Operating earnings ..........................       44,901             53,335
Interest expense, net ..........................      (14,447)           (11,688)
Other income (expense), net ....................          (10)             1,043
                                                  -----------        -----------
   Earnings before income taxes ................       30,444             42,690
Income taxes ...................................       11,112             15,582
                                                  -----------        -----------
   Net earnings ................................     $ 19,332           $ 27,108
                                                  ===========        ===========
Net earnings per common share:
   Basic .......................................  $       .18        $       .24
                                                  ===========        ===========
   Diluted .....................................  $       .18        $       .24
                                                  ===========        ===========

Weighted average common shares outstanding (in thousands):
   Basic .......................................      106,557            111,707
                                                  ===========        ===========
   Diluted .....................................      106,596            112,192
                                                  ===========        ===========

Dividends declared per common share ............  $       .02        $       .02
                                                  ===========        ===========


       See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SIX MONTHS ENDED APRIL 30,
                                                           -------------------------------
                                                               2000               1999
                                                           -----------        -----------
Revenues:
   Funeral ..............................................  $   238,387        $   219,932
   Cemetery .............................................      143,434            152,537
                                                           -----------        -----------
                                                               381,821            372,469
                                                           -----------        -----------

Costs and expenses:
   Funeral ..............................................      172,849            153,372
   Cemetery .............................................      110,480            107,188
                                                           -----------        -----------
                                                               283,329            260,560
                                                           -----------        -----------

   Gross profit .........................................       98,492            111,909
Corporate general and administrative expenses ...........       10,143              8,348
                                                           -----------        -----------
   Operating earnings ...................................       88,349            103,561
Interest expense, net  ..................................      (29,030)           (25,494)
Other income, net  ......................................          796              1,633
                                                           -----------        -----------
   Earnings before income taxes and cumulative
     effect of change in accounting principle ...........       60,115             79,700
Income taxes ............................................       21,942             29,091
                                                           -----------        -----------
   Earnings before cumulative effect of change in
      accounting principle ..............................       38,173             50,609
   Cumulative effect of change in accounting principle
     (net of $28,798 income tax benefit) (Note 2) .......          -              (50,101)
                                                           -----------        -----------
   Net earnings .........................................  $    38,173        $       508
                                                           ===========        ===========
Basic earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle ...............................  $       .36        $       .48
   Cumulative effect of change in accounting principle ..          -                 (.48)
                                                           -----------        -----------
   Net earnings .........................................  $       .36        $       -
                                                           ===========        ===========
Diluted earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle ...............................  $       .36        $       .48
   Cumulative effect of change in accounting principle...          -                 (.48)
                                                           -----------        -----------
   Net earnings .........................................  $       .36        $       -
                                                           ===========        ===========

Weighted average common shares outstanding (in thousands):
   Basic ................................................      106,414            104,687
                                                           ===========        ===========
   Diluted ..............................................      106,432            105,286
                                                           ===========        ===========

Dividends declared per common share .....................  $       .04        $       .04
                                                           ===========        ===========

       See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         APRIL 30,       OCTOBER 31,
              ASSETS                                       2000              1999
              ------                                    -----------      -----------
Current assets:
   Cash and cash equivalent investments ............... $    74,174      $    30,877
   Marketable securities ..............................      26,608           46,549
   Receivables, net of allowances .....................     175,344          176,215
   Inventories ........................................      56,291           51,431
   Prepaid expenses ...................................       7,174            5,997
                                                        -----------      -----------
     Total current assets .............................     339,591          311,069
Receivables due beyond one year, net of allowances ....     235,100          237,578
Intangible assets .....................................     675,833          673,361
Deferred charges ......................................     120,165          109,436
Cemetery property, at cost ............................     438,551          424,032
Property and equipment, at cost:
   Land  ..............................................      81,238           83,237
   Buildings ..........................................     343,005          329,721
   Equipment and other ................................     160,758          158,722
                                                        -----------      -----------
                                                            585,001          571,680
   Less accumulated depreciation  .....................     137,122          124,635
                                                        -----------      -----------
   Net property and equipment .........................     447,879          447,045
Long-term investments  ................................       4,926           16,812
Merchandise trust, less estimated cost to deliver .....      73,769           58,999
Other assets ..........................................       5,593            5,548
                                                        -----------      -----------
                                                        $ 2,341,407      $ 2,283,880
                                                        ===========      ===========

                                                               (continued)

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    APRIL 30,       OCTOBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY                           1999              2000
       ------------------------------------                        -----------      -----------
Current liabilities:
   Current maturities of long-term debt .........................  $    32,040      $    12,582
   Accounts payable .............................................       18,118           21,802
   Accrued payroll ..............................................       18,040           21,784
   Accrued insurance ............................................       12,850           11,535
   Accrued interest .............................................       13,238           16,757
   Accrued other ................................................       23,581           26,328
   Income taxes payable .........................................        8,069            5,495
   Deferred income taxes ........................................       15,629           17,193
                                                                   -----------      -----------
     Total current liabilities ..................................      141,565          133,476
Long-term debt, less current maturities .........................      931,613          938,831
Deferred income taxes ...........................................       62,999           81,434
Deferred revenue ................................................      125,253           64,961
Other long-term liabilities .....................................        8,999            8,566
                                                                   -----------      -----------
     Total liabilities ..........................................    1,270,429        1,227,268
                                                                   -----------      -----------
Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred stock, $1.00 par value, 5,000,000 shares authorized;
     no shares issued  ..........................................          -                -
   Common stock, $1.00 stated value:
     Class A authorized 150,000,000 shares; issued and outstanding
        103,132,826 and 102,664,572 shares at April 30, 2000
        and October 31, 1999, respectively ......................      103,133          102,664
     Class B authorized 5,000,000 shares; issued and outstanding
        3,555,020 shares at April 30, 2000 and October 31, 1999;
        10 votes per share; convertible into an equal number of
        Class A shares ..........................................        3,555            3,555
   Additional paid-in capital ...................................      673,345          671,891
   Retained earnings ............................................      380,914          347,002
   Cumulative foreign translation adjustment ....................      (83,226)         (65,152)
   Unrealized depreciation of investments .......................       (6,743)          (3,348)
                                                                   -----------      -----------
     Total shareholders' equity .................................    1,070,978        1,056,612
                                                                   -----------      -----------
                                                                   $ 2,341,407      $ 2,283,880
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

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                    COMMON STOCK
                                ---------------------                              CUMULATIVE     UNREALIZED
                                 SHARES-                 ADDITIONAL                  FOREIGN     DEPRECIATION     TOTAL
                                CLASSES A                 PAID-IN      RETAINED    TRANSLATION       OF        SHAREHOLDERS'
                                 AND B(1)     AMOUNT      CAPITAL      EARNINGS    ADJUSTMENT    INVESTMENTS      EQUITY
                                ---------   ---------    ---------    ----------   ----------    -----------   -----------
                                (IN THOUSANDS)
Balance October 31, 1999 ....... 106,219    $ 106,219    $ 671,891    $ 347,002    $ (65,152)    $  (3,348)    $ 1,056,612

Comprehensive income:
  Net earnings .................                                         38,173                                     38,173

  Other comprehensive income:
    Foreign translation
      adjustment ...............                                                     (18,074)                      (18,074)
    Unrealized depreciation of
      investments ..............                                                                   (5,346)          (5,346)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ...........                                                                    1,951            1,951
                                 -------    ---------    ---------    ---------    ---------     ---------     -----------
    Total other comprehensive
      income ...................                                                     (18,074)       (3,395)        (21,469)
                                 -------    ---------    ---------    ---------    ---------     ---------     -----------
  Total comprehensive income ...                                         38,173      (18,074)       (3,395)         16,704

Issuance of common stock .......     469          469        1,454                                                   1,923

Dividends ($.04 per share) .....                                         (4,261)                                    (4,261)
                                 -------    ---------    ---------    ---------    ---------     ---------     -----------
Balance April 30, 2000 ......... 106,688    $ 106,688    $ 673,345    $ 380,914    $ (83,226)    $  (6,743)    $ 1,070,978
                                 =======    =========    =========    =========    =========     =========     ===========


----------------------

(1)    Includes 3,555 shares (in thousands) of Class B Common Stock.




         See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         SIX MONTHS ENDED APRIL 30,
                                                                         --------------------------
                                                                             2000           1999
                                                                         ------------    ----------
Cash flows from operating activities:
   Net earnings ......................................................   $     38,173    $      508
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization ..................................         28,707        24,070
      Provision for doubtful accounts ................................         17,584        15,058
      Cumulative effect of change in accounting principle ............            -          50,101
      Net gains on sales of marketable securities ....................           (780)       (2,259)
      Benefit for deferred income taxes ..............................         (1,747)       (5,370)
      Changes in assets and liabilities net of effects from acquisitions:
        Increase in other receivables ................................        (15,006)      (55,230)
        Increase  in  other  deferred charges and intangible assets ..         (3,751)       (4,596)
        Increase in inventories and cemetery property ................         (4,060)       (1,625)
        Increase (decrease) in accounts payable and accrued expenses..         (3,106)        7,886
        Increase in merchandise trust, less estimated cost
           to deliver merchandise ....................................        (14,084)      (20,335)
        Decrease in other ............................................         (3,545)       (6,606)
                                                                         ------------    ----------
        Net cash provided by operating activities ....................         38,385         1,602
                                                                         ------------    ----------

Cash flows from investing activities:
   Changes in prearranged funeral contracts, net .....................            57       (10,708)
   Proceeds from sales of marketable securities ......................        45,816        10,647
   Purchases of marketable securities and long-term investments ......       (12,946)      (18,025)
   Purchases of subsidiaries, net of cash, seller financing
     and stock issued ................................................           -        (152,016)
   Additions to property and equipment ...............................       (23,627)      (22,348)
   Other .............................................................         1,208           479
                                                                        ------------    ----------
        Net cash provided by (used in) investing activities ..........        10,508      (191,971)
                                                                        ------------    ----------


                                                                (continued)

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    SIX MONTHS ENDED APRIL 30,
                                                                    --------------------------
                                                                        2000           1999
                                                                    ------------    ----------
Cash flows from financing activities:
   Proceeds from long-term debt ..................................  $      8,366    $  200,847
   Repayments of long-term debt ..................................        (9,574)     (221,970)
   Issuance of common stock ......................................         1,923       219,655
   Dividends .....................................................        (4,261)       (4,196)
                                                                    ------------    ----------
        Net cash provided by (used in) financing activities ......        (3,546)      194,336
                                                                    ------------    ----------

Effect of exchange rates on cash and cash equivalents ............        (2,050)          223
                                                                    ------------    ----------
Net increase in cash .............................................        43,297         4,190
Cash and cash equivalents, beginning of period ...................        30,877        30,733
                                                                    ------------    ----------
Cash and cash equivalents, end of period .........................  $     74,174    $   34,923
                                                                    ============    ==========
Supplemental cash flow information:
   Cash paid during the period for:
     Income taxes ................................................  $     10,800    $   25,200
     Interest ....................................................  $     33,600    $   26,600

   Noncash investing and financing activity:
     Subsidiaries acquired through seller financing ..............  $     13,900    $    1,500


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

   As of April 30, 2000, the Company owned and operated 628 funeral homes and 162 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the six months ended April 30, 2000, foreign operations contributed approximately 20 percent of total revenue and, as of April 30, 2000, represented approximately 19 percent of total assets.

   (b) PRINCIPLES OF CONSOLIDATION

   The accompanying  consolidated  financial statements include the Company
and   its  subsidiaries.   All  significant   intercompany   balances   and
transactions have been eliminated.

   (c) INTERIM DISCLOSURES

   The information as of April 30, 2000, and for the three and six months ended April 30, 2000 and 1999, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

   The results of operations for the three and six months ended April 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2000.

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

(3) ACQUISITIONS

   During the six months ended April 30, 2000, the Company purchased 4 cemeteries, compared to 68 funeral homes and 17 cemeteries purchased during the six months ended April 30, 1999.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the six months ended April 30, 2000, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(3) ACQUISITIONS--(CONTINUED)

                                                                SIX MONTHS ENDED APRIL 30,
                                                                --------------------------
                                                                    2000           1999
                                                                ------------    ----------
                                                                        (Unaudited)
   Revenues .................................................   $    382,085    $  374,661
                                                                ============    ==========
   Operating earnings .......................................   $     88,388    $  103,885
                                                                ============    ==========
   Earnings before cumulative effect of change
     in accounting principle ................................   $     38,194    $   50,788
                                                                ============    ==========
   Net earnings .............................................   $     38,194    $      687
                                                                ============    ==========
   Basic earnings per common share: .........................
     Earnings before cumulative effect of change
       in accounting principle  .............................   $        .36    $      .49
                                                                ============    ==========
     Net earnings ...........................................   $        .36    $      .01
                                                                ============    ==========
   Diluted earnings per common share:
     Earnings before cumulative effect of change
       in accounting principle  .............................   $        .36    $      .48
                                                                ============    ==========
     Net earnings ...........................................   $        .36    $      .01
                                                                ============    ==========
   Weighted average common shares outstanding (in thousands):
     Basic ..................................................        106,414       104,687
                                                                ============    ==========
     Diluted ................................................        106,432       105,286
                                                                ============    ==========

   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                                SIX MONTHS ENDED APRIL 30,
                                                                --------------------------
                                                                    2000           1999
                                                                ------------    ----------
                                                                      (Unaudited)
   Current assets                                               $       -       $   16,627
   Receivables due beyond one year                                      -                2
   Cemetery property                                                 15,898         59,105
   Property and equipment, net                                          -           20,212
   Deferred charges and other assets                                  5,569            745
   Intangible assets, net                                            21,143         81,806
   Deferred tax asset                                                16,489          2,177
   Current liabilities                                                  -           (6,191)
   Long-term debt                                                   (13,898)       (10,449)
   Deferred revenue                                                 (45,201)        (8,369)
   Other long-term liabilities                                          -           (3,649)
                                                                ------------    ----------
   Cash used for acquisitions                                   $       -       $  152,016
                                                                ============    ==========

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(4) BENEFIT PLANS

     As of April 30, 2000, the Company had options outstanding under the 1995 Incentive Compensation Plan (1995 Plan) and the 1996 Directors' Plan with respect to 8,615,350 shares. Included in that number are options to purchase a total of 4,018,168 shares of Class A Common Stock under the 1995 Plan and 72,000 shares of Class A Common Stock under the 1996 Directors' Plan, all of which were granted since the end of the last fiscal year. All of the options granted since the end of the last fiscal year under the 1995 Plan vest at the rate of 25 percent per year over four years, have exercise prices of $5.50 or $6.00 per share and must be exercised by January 21, 2005. All of the options granted under the 1996 Directors' Plan vest immediately, have an exercise price of $6.00 per share and must be exercised by January 31, 2005.

     The Board of Directors adopted and in April 2000 the shareholders approved the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. As of April 30, 2000, the Company had granted options to officers and other employees for the purchase of a total of 2,093,732 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which were $4.28 and $4.16 per share. The options generally become exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on April 12, 2005.

     The Board of Directors adopted and in April 2000 the shareholders approved the 2000 Directors' Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company may be granted an option to purchase 50,000 shares of the Company's Class A Common Stock. As of April 30, 2000, the Company had granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. The options generally become exercisable in 25 percent annual increments beginning on April 13, 2001, except for options issued since the initial grant date, which options vest in a manner that will cause all options to be fully exercisable on January 31, 2004. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005.

(5) CONTINGENCIES

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

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(5) CONTINGENCIES--(CONTINUED)

of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company to sell Company common stock during the class period at inflated market prices. The plaintiffs seek remedies including certification of the putative class, unspecified damages, attorneys' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court may deem proper. On February 25, 2000, the Company and the other defendants filed motions to dismiss the complaint. The plaintiff filed briefs in support of their opposition to those motions on April 19, 2000, and the defendants filed reply briefs on May 26, 2000.

   This litigation is in the earliest stages, and its outcome and the costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

(6) RECENT ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS No. 133 on its consolidated financial condition and results of operations, and the effect of the pronouncement is not expected to be material.

   The Company, together with other members of the industry, is currently discussing directly with the staff of the Securities and Exchange Commission the application of its recently issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements." Based on the currently available information, the Company believes that final resolution of these discussions may have a material impact on the Company's reported consolidated earnings and financial condition and on the manner in which certain preneed sales activities are recorded by the Company and the industry, although the Company does not believe that the final resolution will have a material impact on the Company's consolidated cash flows. The Company has not reached a final resolution of these discussions but anticipates these discussions to be finalized by the end of its third fiscal quarter of 2000. The Company is not required to implement the new accounting guidance until the first fiscal quarter of 2001.

   Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(7) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA



                                                            EARNINGS      SHARES      PER SHARE
                                                           (NUMERATOR) (DENOMINATOR)     DATA
   THREE MONTHS ENDED APRIL 30, 2000                        ---------   -----------   ---------
   ---------------------------------
   Net earnings ..........................................  $  19,332
                                                            =========
   Basic earnings per common share:
     Net earnings available to common shareholders .......  $  19,332       106,557   $     .18
                                                                                      =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ...........        -              39
                                                            ---------   -----------
   Diluted earnings per common share:
     Net earnings available to common shareholders
        plus time-vest stock options assumed exercised ...  $  19,332       106,596   $     .18
                                                            =========   ===========   =========




                                                            EARNINGS      SHARES      PER SHARE
                                                           (NUMERATOR) (DENOMINATOR)     DATA
   SIX MONTHS ENDED APRIL 30, 2000                          ---------   -----------   ---------
   -------------------------------
   Net earnings ..........................................  $  38,173
                                                            =========
   Basic earnings per common share:
     Net earnings available to common shareholders .......  $  38,173       106,414   $     .36
                                                                                      =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ...........        -              18
                                                            ---------   -----------
   Diluted earnings per common share:
     Net earnings available to common shareholders
         plus time-vest stock options assumed exercised ..  $  38,173       106,432   $     .36
                                                            =========   ===========   =========


                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(7) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA--(CONTINUED)


                                                            EARNINGS      SHARES      PER SHARE
                                                           (NUMERATOR) (DENOMINATOR)     DATA
   THREE MONTHS ENDED APRIL 30, 1999                        ---------   -----------   ---------
   ---------------------------------
   Net earnings ..........................................  $  27,108
                                                            =========
   Basic earnings per common share:
     Net earnings available to common shareholders .......  $  27,108       111,707   $     .24
                                                                                      =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ...........        -             485
                                                            ---------   -----------
   Diluted earnings per common share:
     Net earnings available to common shareholders
         plus time-vest stock options assumed exercised ..  $  27,108       112,192   $     .24
                                                            =========   ===========   =========


                                                            EARNINGS      SHARES      PER SHARE
                                                           (NUMERATOR) (DENOMINATOR)     DATA
   SIX MONTHS ENDED APRIL 30, 1999                          ---------   -----------   ---------
   -------------------------------
   Earnings before cumulative effect of change in
     accounting principle ................................  $  50,609
                                                            =========
   Basic earnings per common share:
     Earnings available to common shareholders ...........  $  50,609       104,687   $     .48
                                                                                      =========

   Effect of dilutive securities:
     Time-vest stock options assumed exercised ...........        -             599
                                                            ---------   -----------
   Diluted earnings per common share:
     Earnings available to common shareholders
        plus time-vest stock options assumed exercised ...  $  50,609       105,286   $     .48
                                                            =========   ===========   =========

   Options to purchase 7,005,126 and 5,528,180 shares of common stock at prices ranging from $5.50 to $27.25 per share were outstanding during the three and six months ended April 30, 2000, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and January 31, 2005, were still outstanding as of April 30, 2000.

   Options to purchase 1,602,974 and 1,468,866 shares of common stock at prices ranging from $17.13 to $27.25 per share were outstanding during the three and six months ended April 30, 1999, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and July 31, 2004, were still outstanding as of April 30, 1999.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(8) SEGMENT DATA

   The Company's reportable segment information was as follows:

                                                                  CONSOLIDATED
                                        FUNERAL      CEMETERY        TOTALS
                                      -----------  ------------   ------------
Revenues from external customers:
  Three months ended April 30,
   2000 ...........................   $   115,741        73,120   $    188,861
   1999 ...........................   $   113,198        81,099   $    194,297

  Six months ended April 30,
   2000 ...........................   $   238,387       143,434   $    381,821
   1999 ...........................   $   219,932       152,537   $    372,469

Gross profit:
  Three months ended April 30,
   2000 ...........................   $    30,805        18,979   $     49,784
   1999 ...........................   $    33,084        24,584   $     57,668

  Six months ended April 30,
   2000 ...........................   $    65,538        32,954   $     98,492
   1999 ...........................   $    66,560        45,349   $    111,909


   A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principle for the three and six months ended April 30, 2000 and 1999, is as follows:



                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        APRIL 30,               APRIL 30,
                                                  --------------------    --------------------
                                                    2000       1999          2000      1999
                                                  ---------  ---------    ---------  ---------
Gross profit for reportable segments ............ $  49,784  $  57,668    $  98,492  $ 111,909
Corporate general and administrative expenses ...    (4,883)    (4,333)     (10,143)    (8,348)
Interest expense, net ...........................   (14,447)   (11,688)     (29,030)   (25,494)
Other income (expense), net .....................       (10)     1,043          796      1,633
                                                  ---------  ---------    ---------  ---------
Earnings before income taxes and
   cumulative effect of change in
   accounting principle ......................... $ 30,444   $  42,690    $  60,115  $  79,700
                                                  ========   =========    =========  =========

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

   Effective November 1, 1998, the Company changed its accounting method with respect to earnings realized by its irrevocable prearranged funeral trust funds and escrow accounts. The Company now defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of those earnings and deferred the remainder to offset the estimated future effects of inflation. The accounting change was made principally to match revenue recognition more closely with cash receipts and to improve the comparability of the Company's earnings with those of its principal competitors. For further details, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

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

   Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its U.S. and Canadian funds, which include investments in common stock, the Company seeks an overall annual rate of return of approximately 8.5 percent to 9.0 percent. In the past three years, such funds have generated overall annual rates of return in that range. However, no assurance can be given that the Company will be successful in achieving any particular rate of return.

   For purposes of the following discussion, funeral homes and cemeteries owned and operated for the entirety of fiscal year 1999 and through the second quarter of fiscal year 2000 are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either fiscal year being compared are referred to as
"Acquired/Opened Operations." Acquired is defined as those purchased, and opened is defined as those constructed or developed through the implementation of the alternative services firm concept.

   In order to provide more comparable information on a quarterly basis, during the quarter ended April 30, 2000, the Company changed its methodology for classifying "Existing Operations." Previously, "Existing Operations" consisted of funeral homes and cemeteries owned and operated for the entirety of both periods being compared. Under that methodology, the group of businesses that constituted "Existing Operations" in the three-month period was different from the group of businesses that constituted "Existing Operations" in the six-, nine- or twelve-month periods. In addition, each quarter in the fiscal year had a different group of businesses that comprised "Existing Operations." Under the new methodology, funeral homes and cemeteries will be classified as "Existing Operations" only if the properties have been owned from the beginning of the first fiscal year being compared through the end of the most current fiscal period being compared. As a result, the same group of businesses will be considered "Existing Operations" in the three-, six-, nine- and twelve-month periods of both fiscal years, as well as in each quarter of both fiscal years, thus enhancing consistency and comparability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS
 ENDED APRIL 30, 1999

FUNERAL SEGMENT

                                              THREE MONTHS ENDED
                                                  APRIL 30,
                                              ------------------    INCREASE
                                                2000      1999     (DECREASE)
                                              --------  --------   ----------
                                                     (In millions)
   FUNERAL REVENUE
   ---------------
   Existing Operations .....................  $  104.6  $  109.3   $     (4.7)
   Acquired/Opened Operations ..............      11.1       3.9          7.2
                                              --------  --------   ----------
                                              $  115.7  $  113.2   $      2.5
                                              ========  ========   ==========
   FUNERAL COSTS
   -------------
   Existing Operations .....................  $   76.2  $   76.9   $     (0.7)
   Acquired/Opened Operations ..............       8.7       3.2          5.5
                                              --------  --------   ----------
                                              $   84.9  $   80.1   $      4.8
                                              ========  ========   ==========
   Funeral Segment Profit ..................  $   30.8  $   33.1   $     (2.3)
                                              ========  ========   ==========


   Funeral revenue increased $2.5 million, or 2 percent, for the three months ended April 30, 2000, compared to the corresponding period in 1999, due to Acquired/Opened Operations. The Company experienced a $4.7 million, or 4 percent, decrease in revenue from Existing Operations primarily as a result of a reduction in prearranged funeral merchandise sales, coupled with a $1.2 million reduction in revenue from changes in foreign currency exchange rates (principally the Euro). Excluding the foreign currency effect, service revenue from Existing Operations was essentially flat, with increases in average revenue and offsetting decreases in funeral volumes. The average revenue per domestic funeral service performed by Existing Operations increased 7.5 percent (6.8 percent increase worldwide, excluding the effect of foreign currency translation), partially offset by a 6.0 percent (1,155 events) decrease in the number of domestic funeral services performed by Existing Operations (7.2 percent (2,413 events) decrease worldwide). The increase in average revenue per funeral service was due primarily to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training.

   The Company anticipated the reduced prearranged funeral merchandise sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts. These adjustments, which are designed to improve cash flow and the quality of receivables, include increased average finance charges, shortened contract lengths and larger down payment requirements. The Company is committed to improving its preneed sales and has developed a new Sales and Marketing Division to enhance its sales effectiveness and to create consistency in its marketing programs, sales and training.

   Funeral profit margin from Existing Operations decreased from 29.6 percent in 1999 to 27.2 percent in 2000 primarily due to the reduction in sales of prearranged funeral merchandise as described above.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of funeral homes from May 1999 through April 2000, which are not reflected in the 1999 period presented above.

   Historically, one of the Company's goals has been to achieve 5 percent to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which was below this objective. Because of intense and growing competition from low-cost funeral service and  merchandise providers  in  certain  key markets, the  Company  lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. For the three months ended April 30, 2000, the average revenue per funeral service performed by existing funeral homes increased 7.5 percent domestically and 6.8 percent worldwide, excluding the effect of foreign currency translation. Although these results exceeded current expectations, the Company still anticipates increases in average revenue per funeral service performed of 2 to 3 percent for fiscal year 2000, as it is too soon to determine if these results are indicative of a trend. See the Company's forward-looking statements in Part II, Item 5.

CEMETERY SEGMENT

                                              THREE MONTHS ENDED
                                                  APRIL 30,
                                              ------------------    INCREASE
                                                2000      1999     (DECREASE)
                                              --------  --------   ----------
                                                     (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations .....................  $   65.4  $   78.7   $   (13.3)
   Acquired/Opened Operations ..............       7.7       2.4         5.3
                                              --------  --------   ----------
                                              $   73.1  $   81.1   $    (8.0)
                                              ========  ========   ==========

   CEMETERY COSTS
   --------------
   Existing Operations .....................  $   47.7  $   54.7   $    (7.0)
   Acquired/Opened Operations ..............       6.4       1.8         4.6
                                              --------  --------   ----------
                                              $   54.1  $   56.5   $    (2.4)
                                              ========  ========   ==========
   Cemetery Segment Profit .................  $   19.0  $   24.6   $    (5.6)
                                              ========  ========   ==========



   Cemetery revenue decreased $8.0 million, or 10 percent, for the three months ended April 30, 2000, compared to the corresponding period in 1999. The Company experienced a $13.3 million, or 17 percent, decrease in revenue from Existing Operations, resulting primarily from reduced preneed property and merchandise sales. In addition, there was a $1.2 million, or 12 percent, decrease in revenue from cemetery trust funds and escrow accounts to $8.7 million. This decrease was due primarily to a decrease in the average yield on the funds, partially offset by growth in the average balance in the funds resulting from current year customer payments deposited into the funds. The yield for the quarter was in line with the Company's goal of 8.5 percent to 9.0 percent.

   The Company anticipated the reduced preneed property and merchandise sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts as described above in the discussion of the funeral segment.

   Cemetery profit margin from Existing Operations decreased from 30.5 percent in 1999 to 27.1 percent in 2000. The decline was attributable principally to the reduced preneed property and merchandise sales mentioned above, coupled with the high fixed-cost nature of the cemetery business.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of cemeteries from May 1999 through April 2000, which are not reflected in the 1999 period presented above.

OTHER

    Corporate general and administrative expenses increased $550,000 to 2.6 percent of revenue in the three months ended April 30, 2000, as compared to
2.2 percent in the same period in 1999. The increase in these expenses is primarily the result of approximately $500,000 in consulting fees related to the Company's extensive consumer market research project.

   Net interest expense increased $2.8 million during the second quarter of fiscal year 2000 compared to the same period in 1999, as a result of an increase in outstanding debt resulting from acquisitions that closed in late April 1999 and an increase in average interest rates from 6.0 percent in 1999 to 6.3 percent in 2000.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

   During the second quarter of fiscal year 2000, the Company expensed approximately $1.0 million of previously capitalized costs, resulting in other expense of $10,000 as compared to other income of $1.0 million for the same period in 1999.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS
ENDED APRIL 30, 1999

FUNERAL SEGMENT

                                               SIX MONTHS ENDED
                                                  APRIL 30,
                                              ------------------    INCREASE
                                                2000      1999     (DECREASE)
                                              --------  --------   ----------
                                                     (In millions)
   FUNERAL REVENUE
   ---------------
   Existing Operations ...................... $  216.6  $  215.0   $      1.6
   Acquired/Opened Operations ...............     21.8       4.9         16.9
                                              --------  --------   ----------
                                              $  238.4  $  219.9   $     18.5
                                              ========  ========   ==========
   FUNERAL COSTS
   Existing Operations ...................... $  155.7  $ 149.2    $      6.5
   Acquired/Opened Operations ...............     17.1      4.2          12.9
                                              --------  --------   ----------
                                              $  172.8  $ 153.4    $     19.4
                                              ========  ========   ==========
   Funeral Segment Profit ................... $   65.6  $  66.5    $     (0.9)
                                              ========  ========   ==========


   Funeral revenue increased $18.5 million, or 8 percent, for the six months ended April 30, 2000, compared to the corresponding period in 1999, primarily due to Acquired/Opened Operations. The Company experienced a $1.6 million, or 1 percent, increase in revenue from Existing Operations as a result of several factors. First, the Company experienced a 6.4 percent increase in the average revenue per domestic funeral service performed by Existing Operations (6.1 percent increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was due principally to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training. Offsetting this increase was a reduction in prearranged funeral merchandise sales, a $2.1 million reduction in revenue from changes in foreign currency exchange rates (principally the Euro) and a 1.3 percent (484 events) decrease in the number of domestic funeral services performed by Existing Operations (2.3 percent (1,567 events) decrease worldwide).

   During the first six months of 2000, the Company discontinued offering low-margin, $300 direct cremations that were previously sold by certain of its West Coast alternative service firms. These sales were purely price sensitive and generally not profitable. As a result of the Company's decision to stop selling these lowest-end cremations, approximately 300 events were forfeited, representing less than $100,000 in revenue, with a minimal effect on gross profit. However, the forfeiture of these events did affect the calculation of the number of domestic funeral services performed by Existing Operations. When these 300 events are taken out of the 484-event decrease discussed above, the number of domestic funeral services performed by Existing Operations declined less than half a percent from the prior year.

   The Company anticipated the reduced prearranged funeral merchandise sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts as described in the three-month funeral segment discussion.

   Funeral profit margin from Existing Operations decreased from 30.6 percent in 1999 to 28.1 percent in 2000 due primarily to the reduction in sales of prearranged funeral merchandise as described above.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of funeral homes from May 1999 through April 2000 which are not reflected in the 1999 period presented above.

   Historically, one of the Company's goals has been to achieve 5 percent to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which was below this objective. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. For the six months ended April 30, 2000, the average revenue per funeral service performed by existing funeral homes increased 6.4 percent domestically and 6.1 percent worldwide, excluding the effect of foreign currency translation. Although these results exceeded current expectations, the Company still anticipates increases in average revenue per funeral service performed of 2 to 3 percent for fiscal year 2000, as it is too soon to determine if these results are indicative of a trend. See the Company's forward-looking statements in Part II, Item 5.

CEMETERY SEGMENT

                                               SIX MONTHS ENDED
                                                  APRIL 30,
                                              ------------------    INCREASE
                                                2000      1999     (DECREASE)
                                              --------  --------   ----------
                                                     (In millions)
   CEMETERY REVENUE
   ----------------
   Existing Operations .....................  $  128.9  $  148.2   $    (19.3)
   Acquired/Opened Operations ..............      14.5       4.3         10.2
                                              --------  --------   ----------
                                              $  143.4  $  152.5   $     (9.1)
                                              ========  ========   ==========
   CEMETERY COSTS
   --------------
   Existing Operations ....................   $   98.2  $  104.1   $     (5.9)
   Acquired/Opened Operations .............       12.3       3.1          9.2
                                              --------  --------   ----------
                                              $  110.5  $  107.2   $      3.3
                                              ========  ========   ==========
   Cemetery Segment Profit ................   $   32.9  $   45.3   $    (12.4)
                                              ========  ========   ==========


   Cemetery revenue decreased $9.1 million, or 6 percent, for the six months ended April 30, 2000, compared to the corresponding period in 1999. The Company experienced a $19.3 million, or 13 percent, decrease in revenue from Existing Operations resulting primarily from reduced preneed property and merchandise sales.

   The Company anticipated the reduced preneed property and merchandise sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts as described in the three-month funeral segment discussion.

   Cemetery profit margin from Existing Operations decreased from 29.8 percent in 1999 to 23.8 percent in 2000. The decline was attributable principally to the reduced preneed property and merchandise sales mentioned above, coupled with the high fixed-cost nature of the cemetery business.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of cemeteries from May 1999 through April 2000, which are not reflected in the 1999 period presented above.

OTHER

    Corporate general and administrative expenses increased $1.8 million to
2.7 percent of revenue in the six months ended April 30, 2000, as compared to 2.2 percent in the same period in 1999. The increase in these expenses is primarily the result of a $1.2 million increase in consulting fees related to the Company's extensive consumer market research project.

   Net interest expense increased $3.5 million during the first six months of fiscal year 2000 compared to the same period in 1999, as the result of an increase in outstanding debt resulting from acquisitions that closed in late April 1999.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

   As of April 30, 2000, the Company's outstanding borrowings totaled $963.7 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 65 percent was fixed-rate debt, with the remaining 35 percent subject to short-term variable interest rates averaging approximately 6.7 percent.

   Other income, net decreased approximately $800,000 during the first six months of fiscal year 2000 compared to the same period in 1999 due principally to approximately $1.0 million of previously capitalized costs that were expensed during the period.

LIQUIDITY AND CAPITAL RESOURCES

   Early in fiscal year 2000, the Company's management resolved to improve cash flow and build cash reserves in order to de-leverage the Company's balance sheet. The Company has accumulated $100.8 million in cash and marketable securities as of April 30, 2000, an increase of approximately $23.4 million from October 31, 1999. In addition, the Company provided cash of $38.4 million in its operations for the six months ended April 30, 2000, compared to $1.6 million for the corresponding period in 1999, due principally to a smaller increase in receivables, offset by other working capital changes.

   Long-term debt at April 30, 2000, increased to $963.7 million compared to $951.4 million at October 31, 1999, as a result of one seller-financed acquisition which closed in the first quarter of 2000, although it had been completed in 1999. The Company's long-term debt consisted of $537.0 million under the Company's revolving credit facilities, $393.6 million of long-term notes and $33.1 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $15.7 million of term notes incurred principally in connection with acquisitions.

   Principal payments due on the long-term debt during the remainder of fiscal year 2000 and fiscal year 2001 are $4.9 million and $29.6 million, respectively. The Company's revolving credit facility matures on April 30, 2002.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of .9 to 1.0 as of April 30, 2000 and October 31, 1999. As of June 8, 2000, the Company had a debt-to-equity ratio of approximately .9 to 1.0 and $375.1 million of additional borrowing capacity within the 1.25 to 1.0 debt-to-equity parameter, $67.7 million of which was available under its revolving credit facilities.

   The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:



                                                      SIX MONTHS
               YEARS ENDED OCTOBER 31,                   ENDED
     ----------------------------------------------    APRIL 30,
     1995      1996      1997      1998      1999        2000
     ----      ----      ----      ----      ----     ----------
     2.72(1)   3.98      3.65(2)   2.38(3)   3.43(2)     2.86


------------------
(1) Pretax earnings for fiscal year 1995 include a nonrecurring, noncash charge of $17.3 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43.
(2) Excludes the cumulative effect of change in accounting principles.
(3) Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

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

   As detailed in Note 3 of the Company's consolidated financial statements, during the six months ended April 30, 2000, the Company completed the acquisition of four cemeteries through seller financing at a net purchase price of $5.3 million.

   Historically, the Company's growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. As a result, the Company's acquisition activity has ceased, and, as of June 8, 2000, the Company has no pending acquisitions. The Company's growth expectations for fiscal year 2000 and beyond include no acquisitions.

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

   On  December 8, 1999,  Moody's  Investors  Service ("Moody's") announced
that   it  had  lowered   the  Company's  credit   rating  to  Ba2  and  on
May 17, 2000, announced that it had placed the Company's ratings under further review for possible downgrade. On February 22, 2000, Standard & Poor's ("S&P") announced that it had lowered the Company's credit rating to BB+. Previously, the Company's credit ratings from Moody's and S&P were Baa3 and BBB, respectively. Interest paid by the Company on its revolving line of credit is based in part on its credit ratings from Moody's and S&P, and the downgrades are estimated to have an effect of less than $1 million on the Company's annual net earnings.

INFLATION

   Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

OTHER

RECENT ACCOUNTING STANDARDS

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS No. 133 on its consolidated financial condition and results of operations, and the effect of the pronouncement is not expected to be material.

   The Company, together with other members of the industry, is currently discussing directly with the staff of the Securities and Exchange Commission the application of its recently issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements." Based on the currently available information, the Company believes that final resolution of these discussions may have a material impact on the Company's reported consolidated earnings and financial condition and on the manner in which certain preneed sales activities are recorded by the Company and the industry, although the Company does not believe that the final resolution will have a material impact on the Company's consolidated cash flows. The Company has not reached a final resolution of these discussions but anticipates these discussions to be finalized by the end of its third fiscal quarter of 2000. The Company is not required to implement the new accounting guidance until the first fiscal quarter of 2001.

   Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

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

FOREIGN CURRENCY

   The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the six months ended April 30, 2000 and fiscal year ended October 31, 1999, each 10 percent change in the average exchange rate between such currencies and the U.S. dollar would result in changes of approximately $2.7 million and $3.1 million, respectively, in the Company's pre-tax earnings.

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

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement which became effective March 4, 1999, effectively converted $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. As of April 30, 2000 and October 31, 1999, the estimated fair value of the interest rate swap based on quoted market prices was $8.1 million and $6.1 million, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $4.0 million and $4.7 million, respectively, in the fair value of this instrument.

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

   The consolidated amended complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period October 1, 1998 through August 12, 1999. Plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information in the prospectus relating to the January 1999 common stock offering and in certain of the Company's other public filings and announcements. The plaintiffs also allege that these allegedly false and misleading statements and omissions permitted the Chairman of the Company to sell Company common stock during the class period at inflated market prices. The plaintiffs seek remedies including certification of the putative class, unspecified damages, attorneys' fees and costs, rescission to the extent any members of the class still hold the Company's common stock, and such other relief as the court may deem proper. On February 25, 2000, the Company and the other defendants filed motions to dismiss the complaint. The plaintiffs filed briefs in support of their opposition to those motions on April 19, 2000, and the defendants filed reply briefs on May 26, 2000.

   This litigation is in the earliest stages, and its outcome and the costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 2000 annual meeting of shareholders was held on April 12, 2000. All director nominees were elected. The voting tabulation was as follows: William E. Rowe: 122,320,563 votes for; 1,394,479 votes withheld; Michael O. Read: 122,179,042 votes for; 1,536,000 votes withheld. The proposal to approve the adoption of the 2000 Incentive Compensation Plan was approved. The voting tabulation was as follows: 117,642,425 votes for; 5,446,635 votes against; and 625,982 abstentions. The proposal to approve the adoption of the 2000 Directors' Stock Option Plan was approved. The voting tabulation was as follows: 118,359,262 votes for; 4,697,197 votes against; and 658,583 abstentions. The proposal to ratify the appointment of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the fiscal year ending October 31, 2000, was approved. The voting tabulation was as follows: 122,734,084 votes for; 454,914 votes against; and 526,044 abstentions.

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   At the end of fiscal year 1999, the Company stated that fiscal year 2000 would be a year of transition, from a period of rapid growth, fueled primarily by acquisitions, to a period of moderate growth, driven primarily by internal growth strategies and a more intense focus on improving the operations of businesses acquired. In this regard, management stated its goal to grow revenue in fiscal year 2000 at about 1 percent from 1999 amounts with relatively flat, to slightly down, earnings before interest, taxes, depreciation and amortization (EBITDA) from 1999 amounts.

Management's earnings per share goal for fiscal year 2000 is in the $.68-$.72 range. Fiscal year 2000 goals also include spending $25 million on internal growth initiatives. The current tax rate anticipated for fiscal year 2000 is 36.5 percent, and the Company's weighted average cost of debt as of April 30, 2000, was 6.5 percent.

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

   (1) The Company's ability to achieve its revenue goals and the corresponding cash flows from operations are affected by the volume, mix and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned levels in volume, mix or prices could cause the Company not to meet anticipated revenue goals. The ability of the Company to achieve planned volume, mix or price levels at any location depends on numerous factors, including the local economy, the local death rate, cremation rates, competition and consumer preferences. Furthermore, the Company is adapting to pricing pressures from low-cost funeral service and merchandise providers, which may result in reducing funeral service and merchandise prices in order to recapture market share where appropriate.

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

   (4) When acquiring a business, the Company sets pro forma levels at which it expects those businesses to perform based on the mix of traditional services and cremation services the business has historically delivered and how the Company expects that business to perform over the next 12 months. As the Company typically charges a higher price for a traditional service than a cremation service, material changes in the types of service delivered from those assumed in the pro forma could affect the level of anticipated revenue generated by those businesses. Additionally, although a cremation service can yield a higher margin than a traditional service, it generally produces lower revenue and a lower total gross profit.
                                        28

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

   (8) The deathcare business is a high fixed-cost  business.   Positive or
negative changes in revenue can have a disproportionately large effect on net earnings.

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

     (b)In most of its existing markets and in many new markets, including foreign markets, that the Company may seek to enter, the Company may compete for acquisitions with the other publicly-traded death care firms and regional consolidators. These competitors, and others, may be willing to pay higher prices for businesses than the Company is willing to pay or may cause the Company to pay more to acquire a business than the Company would have to pay in the absence of such competition or may cause potential sellers to reject the Company's lower prices. Thus, the aggressiveness of the Company's competitors in pricing acquisitions may affect the Company's ability to complete acquisitions at prices it finds attractive.

     (c)Acquisition activity, if any, also will depend on the Company's ability to enter new markets, including foreign markets. Due in part to the Company's lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than the Company, such entry may be more difficult or expensive than anticipated by the Company.

   (11) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in expanding in foreign markets, or that any expansion in foreign markets will yield results comparable to those realized through the Company's expansion in the United States.

   (12) Historically, in order to support its rapid growth, the Company has periodically accessed the secondary equity and debt markets, and the Company may need to continue to do so in order to support future growth or to meet existing operating and debt service requirements even in the absence of significant future growth. The Company's ability to access these capital markets successfully in the future will depend on numerous factors, including the Company's financial performance, stock market performance, changes in interest rates, any changes in the Company's credit ratings and perceptions in the capital market regarding the death care industry and the Company's performance and future prospects.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999,(incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 10-K"))

3.2  By-laws of the Company, as amended and restated as of January 31, 2000

10.1 Lease Agreement dated February 29, 2000, between Stewart Building Enterprise, L.L.C. and Stewart Enterprises, Inc.

                          ----------------------

        Management Contracts and Compensatory Plans or Arrangements


10.2 Amendment No. 3 to Change of Control Agreement  dated  September   21,
     1999, between the Company and Lawrence B. Hawkins

                          ----------------------

12   Calculation of Ratio of Earnings to Fixed Charges

27   Financial Data Schedule


(b)  Reports on Form 8-K

   The  Company  filed a Form 8-K on March 16, 2000, reporting, under "Item
   5. Other Events," the earnings release for the quarter ended January 31, 2000.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STEWART ENTERPRISES, INC.




June 13, 2000                      /s/ KENNETH C. BUDDE
                                   ------------------------
                                   Kenneth C. Budde
                                   Executive Vice President
                                   Chief Financial Officer





June 13, 2000                      /s/ MICHAEL G. HYMEL
                                   ------------------------
                                   Michael G. Hymel
                                   Vice President
                                   Corporate Controller
                                   Chief Accounting Officer