Form 10-Q
period 2000-07-31
STEWART ENTERPRISES INC
filed 2000-09-14
CIK 878522

===============================================================================


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                           --------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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
  (State or other jurisdiction                  (I.R.S.
 of incorporation or organization)     Employer Identification No.)

  110 VETERANS MEMORIAL BOULEVARD
       METAIRIE, LOUISIANA                       70005
 (Address of principal executive offices)      (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 837-5880


                           --------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ____

   The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of September 8, 2000, was 103,277,329 and 3,555,020, respectively.


===============================================================================

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

          Item 1. Financial Statements

          Consolidated Statements of Earnings -
            Three Months Ended July 31, 2000 and 1999 ................   3

          Consolidated Statements of Earnings -
            Nine Months Ended July 31, 2000 and 1999 .................   4

          Consolidated Balance Sheets -
            July 31, 2000 and October 31, 1999  ......................   5

          Consolidated Statement of Shareholders' Equity -
            Nine Months Ended July 31, 2000 ..........................   7

          Consolidated Statements of Cash Flows -
            Nine Months Ended July 31, 2000 and 1999 .................   8

          Notes to Consolidated Financial Statements .................  10

          Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations ........  18

          Item 3. Quantitative and Qualitative Disclosures
                About Market Risk  ...................................  27


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings ..................................  29

          Item 5. Other Information ..................................  29

          Item 6. Exhibits and Reports on Form 8-K ...................  34

          SIGNATURES .................................................  36

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED JULY 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Revenues:
   Funeral ..............................................  $    108,448    $   112,099
   Cemetery .............................................        73,375         81,622
                                                           ------------    -----------
                                                                181,823        193,721
                                                           ------------    -----------
Costs and expenses:
   Funeral ..............................................        81,024         80,668
   Cemetery .............................................        54,864         59,379
                                                           ------------    -----------
                                                                135,888        140,047
                                                           ------------    -----------
   Gross profit .........................................        45,935         53,674
Corporate general and administrative expenses ...........         4,796          5,012
                                                           ------------    -----------
   Operating earnings ...................................        41,139         48,662
Interest expense, net ...................................       (14,410)       (13,224)
Other income ............................................         1,738          1,328
                                                           ------------    -----------
   Earnings before income taxes .........................        28,467         36,766
Income taxes ............................................        10,390         13,419
                                                           ------------    -----------
   Net earnings .........................................  $     18,077    $    23,347
                                                           ============    ===========

Net earnings per common share:
   Basic ................................................  $        .17    $       .21
                                                           ============    ===========
   Diluted ..............................................  $        .17    $       .21
                                                           ============    ===========

Weighted average common shares outstanding (in thousands):

   Basic ................................................       106,737        111,752
                                                           ============    ===========
   Diluted ..............................................       106,737        112,196
                                                           ============    ===========

Dividends declared per common share .....................  $        .02    $       .02
                                                           ============    ===========

       See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             NINE MONTHS ENDED JULY 31,
                                                             --------------------------
                                                                 2000           1999
                                                             ------------    ----------
Revenues:
   Funeral ................................................  $    346,835   $   332,031
   Cemetery ...............................................       216,809       234,159
                                                             ------------    ----------
                                                                  563,644       566,190
Costs and expenses:
   Funeral ................................................       253,873       234,040
   Cemetery ...............................................       165,344       166,567
                                                             ------------    ----------
                                                                  419,217       400,607
                                                             ------------    ----------
   Gross profit ...........................................       144,427       165,583
Corporate general and administrative expenses .............        14,939        13,360
                                                             ------------    ----------
   Operating earnings .....................................       129,488       152,223
Interest expense, net .....................................       (43,440)      (38,718)
Other income, net .........................................         2,534         2,961
                                                             ------------    ----------
   Earnings before income taxes and cumulative
     effect of change in accounting principle .............        88,582       116,466
Income taxes ..............................................        32,332        42,510
                                                             ------------    ----------
   Earnings before cumulative effect of change in
     accounting principle .................................        56,250        73,956
   Cumulative effect of change in accounting principle
     (net of $28,798 income tax benefit)(Note 2) ..........           -         (50,101)
                                                             ------------    ----------
   Net earnings ...........................................  $     56,250    $   23,855
                                                             ============    ==========
Basic earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle .................................  $        .53    $      .69
   Cumulative effect of change in accounting principle ....          -             (.47)
                                                             ------------    ----------
   Net earnings ...........................................  $        .53    $      .22
                                                             ============    ==========

Diluted earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle .................................  $        .53    $      .69
   Cumulative effect of change in accounting principle ....          -             (.47)
                                                             ------------    ----------
   Net earnings ...........................................  $        .53    $      .22
                                                             ============    ==========

Weighted average common shares outstanding (in thousands):
   Basic ..................................................       106,522       107,068
                                                             ============    ==========
   Diluted ................................................       106,540       107,604
                                                             ============    ==========

Dividends declared per common share .......................  $        .06    $      .06
                                                             ============    ==========


       See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        JULY 31,     OCTOBER 31,
              ASSETS                                      2000           1999
              ------                                  ------------   -----------
Current assets:
   Cash and cash equivalent investments ............. $     82,686   $    30,877
   Marketable securities ............................        8,734        46,549
   Receivables, net of allowances ...................      174,436       176,215
   Inventories ......................................       59,204        51,431
   Prepaid expenses .................................        6,358         5,997
                                                      ------------   -----------
     Total current assets ...........................      331,418       311,069
Receivables due beyond one year, net of allowances ..      233,486       237,578
Intangible assets ...................................      673,853       673,361
Deferred charges ....................................      124,238       109,436
Cemetery property, at cost ..........................      440,351       424,032
Property and equipment, at cost:
   Land .............................................       81,081        83,237
   Buildings ........................................      347,470       329,721
   Equipment and other ..............................      162,194       158,722
                                                      ------------   -----------
                                                           590,745       571,680
   Less accumulated depreciation ....................      140,544       124,635
                                                      ------------   -----------
   Net property and equipment .......................      450,201       447,045
Long-term investments ...............................        4,144        16,812
Merchandise trust, less estimated cost to deliver ...       71,786        58,999
Other assets ........................................        5,554         5,548
                                                      ------------   -----------
                                                      $  2,335,031   $ 2,283,880
                                                      ============   ===========

                                                                    (continued)

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        JULY 31,     OCTOBER 31,
     LIABILITIES AND SHAREHOLDERS' EQUITY                                 2000           1999
     ------------------------------------                             ------------   -----------
Current liabilities:
   Current maturities of long-term debt ............................  $     31,126   $    12,582
   Accounts payable ................................................        16,776        21,802
   Accrued payroll .................................................        20,401        21,784
   Accrued insurance ...............................................        13,544        11,535
   Accrued interest ................................................         6,932        16,757
   Accrued other ...................................................        22,247        26,328
   Income taxes payable ............................................         7,694         5,495
   Deferred income taxes ...........................................        15,899        17,193
                                                                      ------------   -----------
     Total current liabilities .....................................       134,619       133,476
Long-term debt, less current maturities ............................       921,757       938,831
Deferred income taxes ..............................................        60,784        81,434
Deferred revenue ...................................................       124,094        64,961
Other long-term liabilities ........................................         9,019         8,566
                                                                      ------------   -----------
     Total liabilities .............................................     1,250,273     1,227,268
                                                                      ------------   -----------
Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred stock, $1.00 par value, 5,000,000 shares authorized;
     no shares issued  .............................................          -             -
   Common stock, $1.00 stated value:
     Class A authorized 150,000,000 shares; issued and outstanding
        103,277,329 and 102,664,572 shares at July 31, 2000
        and October 31, 1999, respectively .........................       103,277       102,664
     Class B authorized 5,000,000 shares; issued and outstanding
        3,555,020 shares at July 31, 2000 and October 31, 1999;
        10 votes per share; convertible into an equal number of
        Class A shares .............................................         3,555         3,555
   Additional paid-in capital ......................................       673,658       671,891
   Retained earnings ...............................................       396,854       347,002
   Cumulative foreign translation adjustment .......................       (83,825)      (65,152)
   Unrealized depreciation of investments ..........................        (8,761)       (3,348)
                                                                      ------------   -----------
     Total shareholders' equity ....................................     1,084,758     1,056,612
                                                                      ------------   -----------
                                                                      $  2,335,031   $ 2,283,880
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

                           STEWART ENTERPRISES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                        COMMON STOCK                                    CUMMULATIVE   UNREALIZED
                                ----------------------------   ADDITIONAL                 FOREIGN    DEPRECIATION      TOTAL
                                     SHARES -                   PAID-IN     RETAINED    TRANSLATION      OF        SHAREHOLDERS'
                                CLASSES A AND B(1)   AMOUNT     CAPITAL     EARNINGS     ADJUSTMENT  INVESTMENTS      EQUITY
                                -----------------  ---------   ----------  ----------   -----------  ------------  -------------
                                  (IN THOUSANDS)
Balance October 31, 1999........          106,219  $ 106,219   $  671,891  $  347,002   $   (65,152) $     (3,348) $   1,056,612

Comprehensive income:
  Net earnings .................                                               56,250                                     56,250

  Other comprehensive income
    (loss):
    Foreign translation
      adjustment ...............                                                            (18,673)                     (18,673)
    Unrealized depreciation of
      investments ..............                                                                           (8,524)        (8,524)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ...........                                                                            3,111          3,111
                                -----------------  ---------   ----------  ----------   -----------  ------------  -------------
    Total other comprehensive
      income (loss) ............                                                            (18,673)       (5,413)       (24,086)
                                -----------------  ---------   ----------  ----------   -----------  ------------  -------------
  Total comprehensive income
     (loss) ....................                                               56,250       (18,673)       (5,413)        32,164

Issuance of common stock .......              613        613        1,767                                                  2,380
Dividends ($.06 per share) .....                                               (6,398)                                    (6,398)
                                -----------------  ---------   ----------  ----------   -----------  ------------  -------------
Balance July 31, 2000 ..........          106,832  $ 106,832   $  673,658  $  396,854   $   (83,825) $     (8,761) $   1,084,758
                                =================  =========   ==========  ==========   ===========  ============  =============

------------------------
(1)    Includes 3,555 shares (in thousands) of Class B Common Stock.


         See accompanying notes to consolidated financial statements.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          NINE MONTHS ENDED JULY 31,
                                                                          --------------------------
                                                                              2000          1999
                                                                          ------------   -----------
Cash flows from operating activities:
   Net earnings ......................................................... $     56,250   $    23,855
   Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
     Depreciation and amortization ......................................       40,608        37,325
     Provision for doubtful accounts ....................................       26,092        20,096
     Cumulative effect of change in accounting principle ................         -           50,101
     Net gains on sales of marketable securities ........................       (1,079)       (5,005)
     Benefit for deferred income taxes ..................................       (2,386)       (8,315)
     Changes in assets and liabilities net of effects from acquisitions:
       Increase in other receivables  ...................................      (21,640)      (70,714)
       Increase in other deferred charges and intangible assets .........       (3,493)       (8,270)
       Increase in inventories and cemetery property ....................       (4,597)       (4,648)
       Decrease in accounts payable and accrued expenses ................      (11,652)       (4,508)
       Increase in merchandise trust, less estimated cost
         to deliver merchandise .........................................      (20,895)      (26,720)
       Decrease in other ................................................       (1,965)       (6,101)
                                                                          ------------   -----------
       Net cash provided by (used in) operating activities ..............       55,243        (2,904)
                                                                          ------------   -----------

Cash flows from investing activities:
   Changes in prearranged funeral contracts, net ........................      (3,782)       (17,663)
   Proceeds from sales of marketable securities .........................      63,088         16,371
   Purchases of marketable securities and long-term investments .........     (13,058)       (23,914)
   Purchases of subsidiaries, net of cash, seller financing
     and stock issued ...................................................        -          (158,637)
   Additions to property and equipment ..................................     (31,977)       (33,525)
   Other ................................................................       1,679            581
                                                                          ------------   -----------
       Net cash provided by (used in) investing activities ..............      15,950       (216,787)
                                                                          ------------   -----------

                                                                (continued)

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                               NINE MONTHS ENDED JULY 31,
                                                               --------------------------
                                                                   2000           1999
                                                               ------------  ------------
Cash flows from financing activities:
   Proceeds from long-term debt .............................  $      8,366  $    228,465
   Repayments of long-term debt .............................       (21,223)     (230,696)
   Issuance of common stock .................................         2,380       220,556
   Dividends ................................................        (6,398)       (6,432)
                                                               ------------  ------------
     Net cash provided by (used in) financing activities ....       (16,875)      211,893
                                                               ------------  ------------

Effect of exchange rates on cash and cash equivalents .......       (2,509)          (711)
                                                               ------------  ------------

Net increase (decrease) in cash .............................       51,809         (8,509)
Cash and cash equivalents, beginning of period ..............       30,877         30,733
                                                               ------------  ------------

Cash and cash equivalents, end of period ....................  $    82,686   $     22,224
                                                               ===========   ============

Supplemental cash flow information:
   Cash paid during the period for:
     Income taxes ...........................................  $    21,600   $     34,700
     Interest ...............................................  $    55,900   $     46,000

   Noncash investing and financing activities:
     Subsidiaries acquired through seller financing .........  $    13,900   $      1,500
     Subsidiaries acquired with common stock ................  $      -      $        300


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

   As of July 31, 2000, the Company owned and operated 625 funeral homes and 163 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the nine months ended July 31, 2000, foreign operations contributed approximately 20 percent of total revenue and, as of July 31, 2000, represented approximately 19 percent of total assets.

   (b) PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated  financial  statements include the Company
and   its   subsidiaries.   All  significant  intercompany   balances   and
transactions have been eliminated.

   (c) INTERIM DISCLOSURES

   The information as of July 31, 2000, and for the three and nine months ended July 31, 2000 and 1999, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

   The results of operations for the three and nine months ended July 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2000.

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

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) BASIS OF PRESENTATION--(CONTINUED)

   (e)  USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(3) ACQUISITIONS

   During the nine months ended July 31, 2000, the Company purchased 4 cemeteries, compared to 78 funeral homes and 17 cemeteries purchased during the nine months ended July 31, 1999.

   These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during the nine months ended July 31, 2000, as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition, or that may result in the future.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(3) ACQUISITIONS--(CONTINUED)


                                                               NINE MONTHS ENDED JULY 31,
                                                               --------------------------
                                                                   2000          1999
                                                               ------------  ------------
   Revenues .................................................  $    563,908  $    569,478
                                                               ============  ============
   Operating earnings .......................................  $    129,528  $    152,709
                                                               ============  ============
   Earnings before cumulative effect of change
     in accounting principle ................................  $     56,270  $     74,231
                                                               ============  ============
   Net earnings                                                $     56,270  $     24,130
                                                               ============  ============

   Basic earnings per common share:
     Earnings before cumulative effect of change ............
       in accounting principle ..............................  $        .53  $        .69
                                                               ============  ============
     Net earnings ...........................................  $        .53  $        .23
                                                               ============  ============
   Diluted earnings per common share:
     Earnings before cumulative effect of change
       in accounting principle ..............................  $        .53  $        .69
                                                               ============  ============
     Net earnings ...........................................  $        .53  $        .22
                                                               ============  ============

   Weighted average common shares outstanding (in thousands):

     Basic ..................................................       106,522       107,068
                                                               ============  ============
     Diluted ................................................       106,540       107,604
                                                               ============  ============

   The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                               NINE MONTHS ENDED JULY 31,
                                                               --------------------------
                                                                   2000          1999
                                                               ------------  ------------
   Current assets ..........................................   $       -     $     21,762
   Receivables due beyond one year .........................           -               70
   Cemetery property .......................................         15,898        54,386
   Property and equipment, net .............................           -           25,820
   Deferred charges and other assets .......................          5,569           862
   Intangible assets, net ..................................         21,143        91,767
   Deferred tax asset ......................................         16,489         2,177
   Current liabilities .....................................           -          (12,854)
   Long-term debt ..........................................        (13,898)      (12,873)
   Deferred revenue ........................................        (45,201)       (8,439)
   Other long-term liabilities .............................           -           (3,741)
                                                               ------------  ------------
                                                                       -          158,937
   Common stock used for acquisitions ......................           -              300
                                                               ------------  ------------
   Cash used for acquisitions ..............................   $       -     $    158,637
                                                               ============  ============

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(4) BENEFIT PLANS

   As of July 31, 2000, the Company had options outstanding under the 1995 Incentive Compensation Plan (1995 Plan) and the 1996 Directors' Plan with respect to 7,372,714 shares. Included in that number are options to purchase a total of 4,018,168 shares of Class A Common Stock under the 1995 Plan and 72,000 shares of Class A Common Stock under the 1996 Directors' Plan, all of which were granted since the end of the last fiscal year. All of the options granted since the end of the last fiscal year under the 1995 Plan vest at the rate of 25 percent per year over four years, have exercise prices of $5.50 or $6.00 per share and must be exercised by January 21, 2005. All of the options granted since the end of the last fiscal year under the 1996 Directors' Plan vested immediately, have an exercise price of $6.00 per share and must be exercised by January 31, 2005.

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. As of July 31, 2000, the Company had granted options to officers and other employees for the purchase of a total of 1,996,372 shares of Class A Common Stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $4.41 per share. The options generally become exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on April 12, 2005.

   The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Directors' Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company may be granted an option to purchase 50,000 shares of the Company's Class A Common Stock. As of July 31, 2000, the Company had granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. The options generally become exercisable in 25 percent annual increments beginning on April 13, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005.

(5) CONTINGENCIES

   During the fall of 1999, 16 putative securities class action lawsuits were filed against the Company, certain of its directors and officers and the lead underwriters of the Company's January 1999 common stock offering. The suits have been consolidated, and the court has appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs.

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

(6) RECENT ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities, and shall be adopted concurrently with SFAS No. 133. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS Nos. 133 and 138 on its consolidated financial condition and results of operations, and the effect of the pronouncement is not expected to be material.

   The Company and other industry participants continue to discuss directly with the staff of the Securities and Exchange Commission the application of its recently issued Staff Accounting Bulletin (SAB) No. 101 - "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. SAB 101, which applies to all companies and was not directed at the death care industry, emphasizes among other matters the importance of physical delivery of a product or service to justify the recognition of revenue. Based on the currently available information, the Company believes that the implementation of SAB 101 will require a deferral of previously recorded revenue associated with prearranged sales that will result in a material, one-time, noncash, cumulative adjustment to earnings, although amounts deferred will be recognized in future years as the products and services that have been bought and paid for ultimately are delivered. Based on the currently available information, the Company believes that final resolution of these discussions will have a material impact on the Company's reported consolidated earnings and financial condition and on the manner in which certain prearranged sales activities are recorded by the Company and the industry. The Company believes that the implementation of SAB 101 will not have a material impact on the Company's consolidated cash flows and, based on what the Company currently knows, will not cause a violation of any financial covenants in its debt agreements. The Commission and the industry have not reached a final resolution of these discussions, but the Company anticipates that they will be finalized by the end of its fourth fiscal quarter of 2000. The Company is not required to implement the new accounting guidance until the fourth fiscal quarter of 2001 but may choose to implement the guidance earlier.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(6) RECENT ACCOUNTING STANDARDS--(CONTINUED)

   Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

(7) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA

                                                          EARNINGS      SHARES      PER SHARE
                                                        (NUMERATOR)  (DENOMINATOR)     DATA
                                                        -----------  -------------  ---------
   THREE MONTHS ENDED JULY 31, 2000
   --------------------------------
   Net earnings ....................................... $    18,077
                                                        ===========
   Basic earnings per common share:
     Net earnings available to common shareholders .... $    18,077        106,737  $     .17
                                                                                    =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ........        -              -
                                                        -----------  -------------

   Diluted earnings per common share:
     Net earnings available to common shareholders
      plus time-vest stock options assumed exercised... $    18,077        106,737  $     .17
                                                        ===========  =============  =========

                                                          EARNINGS      SHARES      PER SHARE
                                                        (NUMERATOR)  (DENOMINATOR)     DATA
                                                        -----------  -------------  ---------
   NINE MONTHS ENDED JULY 31, 2000
   -------------------------------
   Net earnings ....................................... $    56,250
                                                        ===========
   Basic earnings per common share:
     Net earnings available to common shareholders .... $    56,250        106,522  $     .53
                                                                                    =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ........        -                18
                                                        -----------  -------------
   Diluted earnings per common share:
     Net earnings available to common shareholders
      plus time-vest stock options assumed exercised... $    56,250        106,540  $     .53
                                                        ===========  =============  =========

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(7) RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA--(CONTINUED)


                                                              EARNINGS      SHARES      PER SHARE
                                                            (NUMERATOR)  (DENOMINATOR)     DATA
                                                            -----------  -------------  ---------
   THREE MONTHS ENDED JULY 31, 1999
   --------------------------------
   Net earnings ..........................................  $    23,347
                                                            ===========
   Basic earnings per common share:
     Net earnings available to common shareholders .......  $    23,347        111,752  $     .21
                                                                                        =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ...........        -                444
                                                            -----------  -------------
   Diluted earnings per common share:
     Net earnings available to common shareholders
         plus time-vest stock options assumed exercised...  $    23,347        112,196  $     .21
                                                            ===========  =============  =========


                                                              EARNINGS      SHARES      PER SHARE
                                                            (NUMERATOR)  (DENOMINATOR)     DATA
                                                            -----------  -------------  ---------
   NINE MONTHS ENDED JULY 31, 1999
   -------------------------------
   Earnings before cumulative effect of change in
     accounting principle ................................. $    73,956
                                                            ===========
   Basic earnings per common share:
     Earnings available to common shareholders ............ $    73,956        107,068  $     .69
                                                                                        =========
   Effect of dilutive securities:
     Time-vest stock options assumed exercised ............           -            536
                                                            -----------  -------------
   Diluted earnings per common share:
     Earnings available to common shareholders
        plus time-vest stock options assumed exercised..... $    73,956        107,604  $     .69
                                                            ===========  =============  =========

   Options to purchase 8,667,587 and 5,820,042 shares of common stock at prices ranging from $3.78 to $27.25 per share were outstanding during the three and nine months ended July 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and April 12, 2005, were still outstanding as of July 31, 2000.

   Options to purchase 1,738,834 and 1,516,036 shares of common stock at prices ranging from $16.50 to $27.25 per share were outstanding during the three and nine months ended July 31, 1999, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and July 31, 2004, were still outstanding as of July 31, 1999.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(8) SEGMENT DATA

   The Company's reportable segment information was as follows:

                                                                         CONSOLIDATED
                                               FUNERAL      CEMETERY        TOTALS
                                              ---------    ----------    ------------
Revenues from external customers:
   Three months ended July 31,
     2000 ................................... $ 108,448        73,375    $    181,823
     1999 ................................... $ 112,099        81,622    $    193,721

   Nine months ended July 31,
     2000 ................................... $ 346,835       216,809    $    563,644
     1999 ................................... $ 332,031       234,159    $    566,190

Gross profit:
   Three months ended July 31,
     2000 ................................... $  27,424        18,511    $     45,935
     1999 ................................... $  31,431        22,243    $     53,674

   Nine months ended July 31,
     2000 ................................... $  92,962        51,465    $    144,427
     1999 ................................... $  97,991        67,592    $    165,583


   A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principle for the three and nine months ended July 31, 2000 and 1999, is as follows:

                                                 THREE MONTHS ENDED      NINE  MONTHS ENDED
                                                      JULY 31,                JULY 31,
                                                 ------------------      ------------------
                                                    2000     1999          2000      1999
                                                 --------- --------      --------  --------
Gross  profit for reportable segments .......... $  45,935 $  53,674     $144,427  $165,583
Corporate general and administrative expenses...    (4,796)   (5,012)     (14,939)  (13,360)
Interest expense, net ..........................   (14,410)  (13,224)     (43,440)  (38,718)
Other income, net ..............................     1,738     1,328        2,534     2,961
                                                 --------- --------      --------  --------
Earnings before income taxes and
   cumulative effect of change in
   accounting principle ........................ $  28,467 $  36,766     $ 88,582  $116,466
                                                 ========= =========     ========  ========

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

   For purposes of the following discussion, funeral homes and cemeteries owned and operated at the beginning of fiscal year 1999 are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either fiscal year being compared are referred to as "Acquired/Opened Operations." Acquired is defined as those purchased, and opened is defined as those constructed or developed through the implementation of the alternative services firm concept.

   In order to provide more  comparable  information  on a quarterly basis, during the quarter ended April 30, 2000, the Company changed its methodology for classifying "Existing Operations." Previously, "Existing Operations" consisted of funeral homes and cemeteries owned and operated for the entirety of both periods being compared. Under that methodology, the group of businesses that constituted "Existing Operations" in the three-month period was different from the group of businesses that constituted "Existing Operations" in the six-, nine- or twelve-month periods. In addition, each quarter in the fiscal year had a different group of businesses that comprised "Existing Operations." Under the new methodology, funeral homes and cemeteries will be classified as "Existing Operations" only if the properties were owned at the beginning of the first fiscal year being compared. As a result, the same group of businesses will be considered "Existing Operations" in the three-, six-, nine- and twelve-month periods of both fiscal years, as well as in each quarter of both fiscal years, thus enhancing consistency and comparability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

FUNERAL SEGMENT


                                              THREE MONTHS ENDED
                                                   JULY 31,
                                              ------------------    INCREASE
                                                 2000      1999    (DECREASE)
                                              ---------  -------   ----------
                                                      (IN MILLIONS)
   FUNERAL REVENUE
   ---------------
   Existing Operations ...................... $    98.4  $ 103.2   $    (4.8)
   Acquired/Opened Operations ...............      10.0      8.9         1.1
                                              ---------  -------   ----------
                                              $   108.4  $ 112.1   $    (3.7)
                                              =========  =======   ==========

   FUNERAL COSTS
   -------------
   Existing Operations .....................  $    72.2  $  74.4   $     (2.2)
   Acquired/Opened Operations ..............        8.8      6.3          2.5
                                              ---------  -------   ----------
                                              $    81.0  $  80.7   $      0.3
                                              =========  =======   ==========
   Funeral Segment Profit ..................  $    27.4  $  31.4   $     (4.0)
                                              =========  =======   ==========

   Funeral revenue decreased $3.7 million, or 3 percent, for the three months ended July 31, 2000, compared to the corresponding period in 1999. The Company experienced a $4.8 million, or 5 percent, decrease in revenue from Existing Operations as a result of several factors. First, the average revenue per domestic funeral service performed by Existing Operations increased 6.0 percent (7.8 percent increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was due in part to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training, implemented in response to the findings of the Company's extensive consumer market study. Offsetting this increase was a 3.9 percent decrease (646 events) in the number of domestic funeral services performed by Existing Operations (5.9 percent decrease (1,845 events) worldwide), a $3.7 million reduction in prearranged funeral merchandise sales and a $1.9 million reduction in revenue from changes in foreign currency exchange rates (principally the Euro).

   The Company anticipated the reduced prearranged funeral merchandise sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts. These adjustments, which are designed to improve cash flow and the quality of receivables, include increased average finance charges, shortened contract lengths and larger down payment requirements. Further impacting preneed sales is the uncertainty surrounding operational changes being considered in conjunction with the implementation of SAB 101 and how those changes may impact the mix of products and services that the Company sells and promotes. The Company recently developed a new Sales and Marketing Division to enhance its sales effectiveness and to create consistency in its marketing programs, sales and training. The Sales and Marketing Division is transitioning the sales force to perform under the new terms and conditions of sales as well as focusing them on the optimal product mix due to changes anticipated with the implementation of SAB 101.

   Funeral profit margin from Existing Operations decreased from 27.9 percent in 1999 to 26.6 percent in 2000 primarily due to the reduction in sales of prearranged funeral merchandise as described above and, to a lesser extent, to the effect of changes in foreign currency exchange rates.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of funeral homes from August 1999 through July 2000, which are not reflected in the 1999 period presented above.

   Historically, one of the Company's goals has been to achieve 5 to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which was below this objective. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. For the three months ended July 31, 2000, the average revenue per funeral service performed by existing funeral homes increased 6.0 percent domestically and 7.8 percent worldwide, excluding the effect of foreign currency translation. Although these results exceeded current expectations, the Company still anticipates increases in average revenue per funeral service performed of 2 to 3 percent going forward, as it is too soon to determine if these results are indicative of a trend. See the Company's forward-looking statements in Part II, Item 5.

CEMETERY SEGMENT

                                              THREE MONTHS ENDED
                                                   JULY 31,
                                              ------------------    INCREASE
                                                 2000      1999    (DECREASE)
                                              ---------  -------   ----------
                                                      (IN MILLIONS)
   CEMETERY REVENUE
   ----------------
   Existing Operations ...................... $    64.0  $ 75.1    $    (11.1)
   Acquired/Opened Operations ...............       9.4     6.5           2.9
                                              ---------  -------   ----------
                                              $    73.4  $ 81.6    $     (8.2)
                                              =========  =======   ==========
   CEMETERY COSTS
   --------------
   Existing Operations ...................... $    48.4  $  53.8   $     (5.4)
   Acquired/Opened Operations ...............       6.5      5.6          0.9
                                              ---------  -------   ----------
                                              $    54.9  $  59.4   $     (4.5)
                                              =========  =======   ==========
   Cemetery Segment Profit .................. $    18.5  $  22.2   $     (3.7)
                                              =========  =======   ==========


   Cemetery revenue decreased $8.2 million, or 10 percent, for the three months ended July 31, 2000, compared to the corresponding period in 1999. The Company experienced an $11.1 million, or 15 percent, decrease in revenue from Existing Operations, resulting primarily from reduced preneed sales. Slightly offsetting this decrease was an approximate $700,000 or 9 percent increase in revenue from cemetery trust funds and escrow accounts to $8.8 million. This increase was due primarily to an increase in the average yield on the funds. The yield for the quarter was higher than the Company's annual goal of 8.5 percent to 9.0 percent; however, the year-to-date yield was just slightly higher than the Company's goal.

   The Company anticipated the reduced preneed sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts as described in the discussion of the funeral segment. Additionally, preneed sales were affected by uncertainty surrounding the operational changes being considered in conjunction with the implementation of SAB 101 and how those changes may impact the mix of products and services that the Company sells and promotes.

   Cemetery profit margin from Existing Operations decreased from 28.4 percent in 1999 to 24.4 percent in 2000. The decline was attributable principally to the reduced preneed sales mentioned above, coupled with the high fixed-cost nature of the cemetery business.

   The increase in revenue and costs from Acquired/Opened Operations resulted from cemeteries not owned for the entirety of both periods being presented, and the Company's acquisition and construction of cemeteries from August 1999 through July 2000, which are not reflected in the 1999 period presented above.

OTHER

   Net interest expense, which is comprised of gross interest expense of $15.9 million, netted with investment income of $1.5 million, increased $1.2 million during the third quarter of fiscal year 2000 compared to the same period in 1999. This is due principally to an increase in average interest rates from 5.9 percent in 1999 to 6.5 percent in 2000, coupled with an increase in the average outstanding debt resulting from acquisitions that closed in late 1999. The increase in gross interest expense was partially offset by an approximate $800,000 increase in investment income generated from increased cash and cash equivalents.

   Other income increased approximately $400,000 during the third quarter of fiscal year 2000 compared to the same period in 1999 due principally to capital gains realized from the liquidation of certain of the Company's voluntary escrow funds in the third quarter of fiscal year 2000.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

FUNERAL SEGMENT

                                               NINE MONTHS ENDED
                                                    JULY 31,
                                               -----------------   INCREASE
                                                 2000     1999    (DECREASE)
                                               -------- --------  ----------
                                                      (IN MILLIONS)
   FUNERAL REVENUE
   ---------------
   Existing Operations ....................... $  315.0 $  318.2  $    (3.2)
   Acquired/Opened Operations ................     31.8     13.8       18.0
                                               -------- --------  ---------
                                               $  346.8 $  332.0  $    14.8
                                               ======== ========  =========

   FUNERAL COSTS
   -------------
   Existing Operations ....................... $  228.0 $  223.6  $     4.4
   Acquired/Opened Operations ................     25.9     10.4       15.5
                                               -------- --------  ---------
                                               $  253.9 $  234.0  $    19.9
                                               ======== ========  =========
   Funeral Segment Profit .................... $   92.9 $   98.0  $    (5.1)
                                               ======== ========  =========


   Funeral revenue increased $14.8 million, or 4 percent, for the nine months ended July 31, 2000, compared to the corresponding period in 1999. The Company experienced a $3.2 million, or 1 percent, decrease in revenue from Existing Operations as a result of several factors. First, the Company experienced a 6.2 percent increase in the average revenue per domestic funeral service performed by Existing Operations (6.7 percent increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was due in part to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training, implemented in response to the findings of the Company's extensive consumer market study. Offsetting this increase was a $7.0 million reduction in prearranged funeral merchandise sales, a $4.0 million reduction in revenue from changes in foreign currency exchange rates (principally the Euro) and a 1.9 percent decrease (1,033 events) in the number of domestic funeral services performed by Existing Operations (3.4 percent decrease (3,315 events) worldwide).

   During the first nine months of 2000, the Company forfeited 600 low-margin, direct cremation events at several of its West Coast alternative service firms as the Company was not willing to perform these cremations for prices being offered by its competitors. These direct cremations were purely price-sensitive and generally not profitable. As a result, although approximately 600 events were forfeited, the Company lost less than $200,000 in revenue, with a minimal effect on gross profit. However, the forfeiture of these events reduced the number of domestic funeral services performed by Existing Operations. When these 600 events are taken out of the 1,033-event decrease discussed above, the number of domestic funeral services performed by Existing Operations declined less than one percent from the prior year.

   The Company anticipated the reduced prearranged funeral merchandise sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts as described in the three-month funeral segment discussion. Additionally, preneed sales were affected by uncertainty surrounding operational changes being considered in conjunction with the implementation of SAB 101 and how those changes may impact the mix of products and services the Company sells and promotes.

   Funeral profit margin from Existing Operations decreased from 29.7 percent in 1999 to 27.6 percent in 2000 due primarily to the reduction in sales of prearranged funeral merchandise as described above and, to a lesser extent, to the effect of changes in foreign currency exchange rates.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from funeral homes not owned for the entirety of both periods being presented, coupled with the Company's acquisition and construction of funeral homes from August 1999 through July 2000 which are not reflected in the 1999 period presented above.

   Historically, one of the Company's goals has been to achieve 5 to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which was below this objective. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets, the Company lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. For the nine months ended July 31, 2000, the average revenue per funeral service performed by existing funeral homes increased 6.2 percent domestically and 6.7 percent worldwide, excluding the effect of foreign currency translation. Although these results exceeded current expectations, the Company still anticipates increases in average revenue per funeral service performed of 2 to 3 percent going forward, as it is too soon to determine if these results are indicative of a trend. See the Company's forward-looking statements in Part II, Item 5.

CEMETERY SEGMENT

                                               NINE MONTHS ENDED
                                                    JULY 31,
                                               -----------------   INCREASE
                                                 2000     1999    (DECREASE)
                                               -------- --------  ----------
                                                      (IN MILLIONS)
   CEMETERY REVENUE
   ----------------
   Existing Operations ....................... $  193.0 $ 223.4   $    (30.4)
   Acquired/Opened Operations ................     23.8    10.8         13.0
                                               -------- -------   ----------
                                               $  216.8 $ 234.2   $    (17.4)
                                               ======== =======   ==========
   CEMETERY COSTS
   --------------
   Existing Operations ....................... $  146.6 $ 157.9   $    (11.3)
   Acquired/Opened Operations ................     18.7     8.7         10.0
                                               -------- -------   ----------
                                               $  165.3 $ 166.6   $     (1.3)
                                               ======== =======   ==========
   Cemetery Segment Profit ................... $   51.5 $  67.6   $    (16.1)
                                               ======== =======   ==========

   Cemetery revenue decreased $17.4 million, or 7 percent, for the nine months ended July 31, 2000, compared to the corresponding period in 1999. The Company experienced a $30.4 million, or 14 percent, decrease in revenue from Existing Operations resulting primarily from reduced preneed sales. Slightly offsetting this decrease was an approximate $900,000 or 3 percent increase in revenue from cemetery trust funds and escrow accounts to $25.8 million. This increase was due to an increase in the average balance coupled with an increase in the average yield on the funds. The yield for the nine months was slightly higher than the Company's goal of 8.5 percent to 9.0 percent.

   The Company anticipated the reduced preneed sales mentioned above as the sales force adapted to adjustments made to the terms and conditions of preneed contracts as described in the three-month funeral segment discussion. Additionally, preneed sales were affected by uncertainty surrounding operational changes being considered in conjunction with the implementation of SAB 101 and how those changes may impact the mix of products and services the Company sells and promotes.

   Cemetery profit margin from Existing Operations decreased from 29.3 percent in 1999 to 24.0 percent in 2000. The decline was attributable principally to the reduced preneed sales mentioned above, coupled with the high fixed-cost nature of the cemetery business.

   The increase in revenue and costs from Acquired/Opened Operations resulted primarily from cemeteries not owned for the entirety of both periods being presented, coupled with the Company's acquisition and construction of cemeteries from August 1999 through July 2000, which are not reflected in the 1999 period presented above.

OTHER

    Corporate general and administrative expenses increased $1.6 million to
2.6 percent of revenue for the nine months ended July 31, 2000, as compared to 2.3 percent of revenue for the same period in 1999. The increase in these expenses is primarily the result of a $2.0 million increase in consulting fees related to the Company's extensive consumer market research project.

   Net interest expense, which is comprised of gross interest expense of $46.0 million, netted with investment income of $2.6 million, increased $4.7 million during the first nine months of fiscal year 2000 compared to the same period in 1999. This increase is due principally to an increase in outstanding debt resulting from acquisitions that closed in late April 1999 and an increase in average interest rates from 6.0 percent in 1999 to
6.3 percent in 2000.

   In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

   As of July 31, 2000, the Company's outstanding borrowings totaled $952.9 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 65 percent was fixed-rate debt, with the remaining 35 percent subject to short-term variable interest rates averaging approximately 7.0 percent.

   Other income, net, decreased approximately $400,000 during the first nine months of fiscal year 2000 compared to the same period in 1999. This decrease is principally due to approximately $1.0 million of previously capitalized costs that were expensed during the second quarter of fiscal year 2000, offset slightly by capital gains realized from the liquidation of certain of the Company's voluntary escrow funds in the third quarter of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Early in fiscal year 2000, the Company's management resolved to improve cash flow and build cash reserves in order to deleverage the Company's balance sheet. The Company had accumulated $91.4 million in cash and marketable securities as of July 31, 2000, an increase of approximately $14.0 million from October 31, 1999, after reducing debt by $12 million during the quarter. In addition, the Company's operations provided cash of $55.2 million for the nine months ended July 31, 2000, compared to using cash of $2.9 million for the corresponding period in 1999, due principally to a smaller increase in receivables, coupled with other working capital changes.

   The Company has implemented various initiatives to generate cash and reduce debt. One initiative being considered is the possible sale of certain foreign operations. The Company has engaged an investment banking firm to assist in this process and is in discussions with several interested parties. Also, in addition to the Company's regular communication with the lead bank in its revolving credit facility, the Company recently met with all the lenders party to that facility to discuss plans for deleveraging its balance sheet and to develop a workable plan well in advance of the April 2002 maturity date of the Company's revolving credit facility. Any amendments, renegotiations or extensions of existing agreements are likely to result in higher interest costs to the Company. Furthermore, the sale of certain foreign assets could result in a material charge to earnings but would generate significant cash for debt reduction.

   Principal payments due on the Company's long-term debt during the remainder of fiscal year 2000 and fiscal year 2001 are $2.3 million and $29.6 million, respectively. In addition to the maturity of the revolving credit facility in fiscal year 2002, the Company also has $28.5 million of other debt due. In fiscal year 2003, $28.6 million of other debt matures, and the Company could be required to redeem $200 million of its public debt (ROARS) if the debt is not remarketed, which will depend primarily upon prevailing interest rates at that time. The remaining $100 million of the Company's public debt matures in fiscal year 2004 in addition to $12.7 million in other debt maturities. Maturities after fiscal year 2004 are $17.3 million.

   Long-term debt at July 31, 2000 increased to $952.9 million compared to $951.4 million at October 31, 1999, as a result of one seller-financed acquisition which closed in the first quarter of fiscal year 2000, although it had been completed in 1999. This increase was partially offset by a reduction of debt of $12 million in the third quarter of fiscal year 2000. The Company's long-term debt consisted of $529.0 million under the Company's revolving credit facility, $393.4 million of long-term notes and $30.5 million of term notes incurred principally in connection with the acquisition of funeral home and cemetery properties. All of the Company's debt is uncollateralized, except for approximately $14.9 million of term notes incurred principally in connection with acquisitions.

   The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of .9 to 1.0 as of July 31, 2000 and October 31, 1999. As of September 8, 2000, the Company had a debt-to-equity ratio of approximately .9 to 1.0 and $403.1 million of additional borrowing capacity within the 1.25 to 1.00 debt-to-equity parameter, $65.4 million of which was available under its revolving credit facility.

   The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:

                                                     NINE MONTHS
               YEARS ENDED OCTOBER 31,                  ENDED
     ----------------------------------------------    JULY 31,
     1995      1996     1997      1998      1999         2000
     ----      ----     ----      ----      ----     -----------
     2.72(1)   3.98     3.65(2)   2.38(3)   3.43(2)     2.80

-----------------------
(1) Pretax earnings for fiscal year 1995 include a nonrecurring, noncash charge of $17.3 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1995 would have been 3.43.
(2) Excludes the cumulative effect of change in accounting principles.
(3) Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

  For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges(excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal year 1999 reflects the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal years 1996 and 1995 reflect the Company's previous accounting methods which were in effect at that time.

   As detailed in Note 3 of the Company's consolidated financial statements, during the nine months ended July 31, 2000, the Company completed the acquisition of four cemeteries through seller financing at a net purchase price of $5.3 million.

   Historically, the Company's growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. As a result, the Company's acquisition activity has ceased, and, as of September 8, 2000, the Company has no pending acquisitions. The Company's growth expectations for fiscal year 2000 and beyond include no acquisitions.

   The Company's current strategy is to grow through internal means, including several initiatives to increase revenues, control costs, and enhance the effectiveness of its operations. One of these initiatives is the improved merchandising, personalization of services and product offerings resulting from the Company's extensive market study of consumer preferences. Another is the enhanced funeral arranger training resulting from the creation of its Sales and Marketing Division to strengthen sales effectiveness and to create consistency in marketing programs, sales and training.

   Additionally, among other initiatives discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1999, the Company continues to construct funeral homes on the grounds of unaffiliated cemeteries, which allows the Company to enjoy the benefits of a combined operation without the capital investment of purchasing the cemetery. Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

   During fiscal year 2000, the Company opened three new funeral homes in an operating partnership with the Los Angeles Archdiocese. The fourth Los Angeles Archdiocese funeral home is expected to open during the first fiscal quarter of 2001, and a fifth funeral home is currently under construction.

   Although the Company has no material commitments for fiscal year 2000 capital expenditures (other than approximately $15 million related to construction of the Archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of approximately $43.5 million for the fiscal year ending October 31, 2000, which includes $25 million in internal growth initiatives (including the construction of the Los Angeles funeral homes) and approximately $18.5 million for maintenance capital expenditures.

   With potential debt maturities of $557.5 million, $228.6 million and $112.7 million in fiscal years 2002, 2003 and 2004, respectively, management of the Company's liquidity and capitalization represents a significant short- and medium-term priority. The Company believes that its ability to meet its future capital requirements will depend primarily upon the successful implementation of its strategies to generate cash from operations, generate cash from other sources such as the sale of certain foreign operations, and its ability to refinance its revolving credit facility and public debt prior to or at their maturities. Any refinancing is likely to be at interest rates substantially higher than those currently in effect, although the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with any refinancing.

   On December 8, 1999, Moody's Investors Service ("Moody's") announced that it had lowered the Company's credit rating to Ba2 and on August 3, 2000, announced that it had lowered the Company's credit rating to Ba3. On February 22, 2000, Standard & Poor's ("S&P") announced that it had lowered the Company's credit rating to BB+ and on July 12, 2000, announced that it had lowered the Company's credit rating to BB. Previously, the Company's credit ratings from Moody's and S&P were Baa3 and BBB, respectively. Interest paid by the Company on its revolving line of credit is based in part on its credit ratings from Moody's and S&P, and is currently at its maximum pricing under the existing agreement. The downgrades are estimated to have an effect of less than $1 million on the Company's annual net earnings.

INFLATION

   Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

OTHER

RECENT ACCOUNTING STANDARDS

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities, and shall be adopted concurrently with SFAS No. 133. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS Nos. 133 and 138 on its consolidated financial condition and results of operations, and the effect of the pronouncement is not expected to be material.

   The Company and other industry participants continue to discuss directly with the staff of the Securities and Exchange Commission the application of its recently issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. SAB 101, which applies to all companies and was not directed at the death care industry, emphasizes among other matters the importance of physical delivery of a product or service to justify the recognition of revenue. Based on currently available information, the Company believes that the implementation of SAB 101 will require a deferral of previously recorded revenue associated with prearranged sales that will result in a material, one-time, noncash, cumulative adjustment to earnings, although amounts deferred will be recognized in future years as the products and services that have been bought and paid for ultimately are delivered. Based on the currently available information, the Company believes that final resolution of these discussions will have a material impact on the Company's reported consolidated earnings and financial condition and on the manner in which certain prearranged sales activities are recorded by the Company and the industry. The Company believes that the implementation of SAB 101 will not have a material impact on the Company's consolidated cash flows and, based on what the Company currently knows, will not cause a violation of any financial covenants in its debt agreements. The
Commission and the industry have not reached a final resolution of these discussions, but the Company anticipates that they will be finalized by the end of its fourth fiscal quarter of 2000. The Company is not required to implement the new accounting guidance until the fourth fiscal quarter of 2001 but may choose to implement the guidance earlier.

   Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

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

FOREIGN CURRENCY

   The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the nine months ended July 31, 2000 and fiscal year ended October 31, 1999, each 10 percent change in the average exchange rate between such currencies and the U.S. dollar would result in changes of approximately $2.7 million and $3.1 million, respectively, in the Company's pre-tax earnings.

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

   As of July 31, 2000 and October 31, 1999, the carrying values of the Company's long-term, fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $429.7 million and $435.0 million, respectively, compared to fair values of $301.1 million and $372.6 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 245 basis points and 125 basis points for July 31, 2000 and October 31, 1999, respectively, would result in changes of approximately $13.8 million and $12.0 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

   In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. As of July 31, 2000 and October 31, 1999, the estimated fair value of the interest rate swap based on quoted market prices was $6.8 million and $6.1 million, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $3.3 million and $4.7 million, respectively, in the fair value of this instrument.

   As of July 31, 2000, the carrying value of the Company's borrowings outstanding under its revolving credit facility, including accrued interest, was $529.0 million compared to a fair value of $517.5 million. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the borrowings outstanding under the revolving credit facility, $329.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.6 million in the Company's annualized pre-tax earnings. As of October 31, 1999, the carrying value, including accrued interest, and fair value of the Company's variable-rate debt was $533.1 million and $524.9 million, respectively. Each approximate 10 percent, or 75 basis point, change in average interest rates applicable to such debt would have resulted in a change of approximately $1.2 million in the Company's pre-tax earnings.

   The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   IN RE STEWART ENTERPRISES, INC. SECURITIES LITIGATION, United States District Court for the Eastern District of Louisiana. During the fall of 1999, 16 putative securities class action lawsuits were filed against the Company, certain of its directors and officers and the lead underwriters of the Company's January 1999 common stock offering. The suits have been consolidated, and the court has appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs.

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

   At the end of fiscal year 1999, the Company stated that fiscal year 2000 would be a year of transition, from a period of rapid growth, fueled primarily by acquisitions, to a period driven primarily by internal growth strategies and a more intense focus on improving the operations and cash flow of its businesses. In this regard, management's revenue goal for fiscal year 2000 is in the range of $725 million to $740 million, while its earnings per share goal is in the range of $.68 to $.72, and with nine months of actual data, the Company has stated its goal is at the lower end of that range (absent the effect of SAB 101 and the pending strategies for deleveraging the Company's balance sheet). Additionally, operating cash flow for fiscal year 2000 is expected to be in the range of $70 million to $75 million, while free cash flow, which is defined as operating cash flow adjusted for changes in prearranged funeral activity and maintenance capital expenditures, is expected to be approximately $40 million for the fiscal year. Fiscal year 2000 goals also include spending $25 million on internal growth initiatives. The current tax rate anticipated for fiscal year 2000 is 36.5 percent, and the Company's weighted average cost of debt as of July 31, 2000, was 6.6 percent.

   Absent the effect of SAB 101 and the pending strategies for deleveraging the Company's balance sheet, the Company's current goal for annual earnings per share growth after fiscal year 2000 is 10 percent. The Company's goal is to attain that growth primarily by achieving 2 percent to 4 percent growth in revenues, keeping cost increases in the 1 percent to 3 percent range and improving cash flow to reduce debt. The Company's cash flow from operations is expected to improve as cemetery revenue, which is the principal driver for increases in installment receivables, is anticipated to be relatively flat.

   The Company has implemented various initiatives to generate cash and reduce debt. One initiative being considered is the possible sale of certain foreign operations. Such sales could result in a material charge to earnings but would generate significant cash for debt reduction. Other initiatives include analysis and possible re-deployment of excess cemetery property, under-performing assets and real estate that would be more valuable if converted to another use.

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

   (1) The Company's ability to achieve its revenue goals and the corresponding cash flows from operations are affected by the volume, mix and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned levels in volume, mix or prices could cause the Company not to meet anticipated revenue goals. The ability of the Company to achieve planned volume, mix or price levels at any location depends on numerous factors, including the local economy, the local death rate, cremation rates, competition and consumer preferences. Furthermore, the Company may experience pricing pressures from low-cost funeral service and merchandise providers, which could result in reduced volume or could result in reducing funeral service and merchandise prices in order to recapture market share where appropriate. See also the discussion of SAB 101 in (14) below.

   (2) Preneed cemetery sales are a significant component of the Company's cemetery revenue. The Company sets very aggressive preneed sales targets. The inability of the Company to achieve the planned level of sales could cause a shortfall in anticipated levels of revenue. Changes in the sales organization, compensation thereof and sales terms and conditions of the Company's preneed contracts could affect the Company's ability to achieve its preneed sales targets.

   (3) Morale is a key ingredient in any sales organization, and morale can be adversely affected by numerous factors, including aggressive sales targets that make it difficult for the Company's more than 2,200 commissioned sales counselors to achieve their goals.

   (4) When acquiring a business, the Company sets pro forma levels at which it expects those businesses to perform based on the mix of traditional services and cremation services the business has historically delivered and how the Company expects that business to perform over the next 12 months. As the Company typically charges a higher price for a traditional service than a cremation service, material changes in the types of services delivered from those assumed in the pro forma could affect the level of anticipated revenue generated by those businesses. Additionally, although a cremation service can yield a higher margin than a traditional service, it generally produces lower revenue and a lower total gross profit.

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

   (8) The death care business is a high fixed-cost business. Positive or negative changes in revenue can have a disproportionately large effect on net earnings.

   (9) In order to address its long-term debt maturities over the next three to four years, the Company is considering selling certain foreign operations. Given the current market environment, no assurance can be given that foreign assets can be sold, and it is likely that sales of operations in certain markets will be at prices below the carrying values of those assets and could result in a material charge to earnings but would generate significant cash for debt reduction. Sales of certain foreign operations would result in a material reduction in revenue, and to a lesser extent, net earnings.

   (10) The Company's planned cash flow initiatives for 2000 include analysis and possible re-deployment of excess cemetery property, under-performing assets and real estate that would be more valuable if converted to another use. No assurance can be given, however, that any significant portion of the Company's assets can be sold, re-deployed or converted on a profitable basis or that doing so will not result, at least initially, in charges to earnings.

   (11) Revenue growth goals for fiscal year 2000 and beyond do not include acquisition activity. The actual level of acquisition activity, if any, will depend not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

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

   (12) The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in operating in foreign markets, or that any operations in foreign markets will yield results comparable to those realized through the Company's expansion in the United States.

   (13) Historically, in order to support its rapid growth, the Company has periodically accessed capital markets including the secondary equity and debt markets, and the Company may need to continue to do so in order to support future growth or to meet existing operating and debt service requirements even in the absence of significant future growth. The
Company's ability to access these capital markets successfully in the future will depend on numerous factors, including the Company's financial performance, stock market performance, changes in interest rates, any changes in the Company's credit ratings and perceptions in the capital markets regarding the death care industry and the Company's performance and future prospects. Additionally, any amendments, renegotiations or extensions of existing agreements are likely to result in higher interest costs to the Company.

  (14) The Company and other industry participants continue to discuss directly with the staff of the Securities and Exchange Commission the application of its recently issued SAB 101 as it relates to prearranged sales activities. Based on the currently available information, the Company believes that the implementation of SAB 101 will require a deferral of previously recorded revenue associated with prearranged sales that will result in a material, one-time, noncash, cumulative adjustment to earnings, although the amounts deferred will be recognized in future years as the products and services that have been bought and paid for ultimately are delivered. The effect of implementation on future earnings is less clear, as several material issues are still under discussion with the SEC, but that effect could also be material. The Company is not required to implement SAB 101 until the fourth fiscal quarter of 2001 but may choose to do so earlier.

  (15) While the Company does not anticipate that a majority of consumers will make their preneed or at-need purchasing decisions over the Internet, no assurance can be given of the impact of technological changes on the Company's business, nor of the effects of market acceptance of advances in technology by the Company or its primary competitors.

  (16) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

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

     (i)Changes in inflation and other general economic conditions both domestically and internationally, affecting financial markets (e.g., marketable security values as well as exchange rate fluctuations).

     (j)Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

     (k)Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

     (l) The effects and timing of possible asset sales.

  The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999, (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 10-K"))

3.2 By-laws of the Company, as amended and restated as of June 23, 2000


                             -------------------


        Management Contracts and Compensatory Plans or Arrangements

10.1 Amendment No. 2 dated July 25, 2000 to Employment Agreement, between the Company and William E. Rowe

10.2 Amendment No. 2 dated July 25, 2000 to Change of Control Agreement, between the Company and William E. Rowe

10.3 Amendment No. 2 dated July 25, 2000 to Employment Agreement, between the Company and Brian J. Marlowe

10.4 Amendment No. 2 dated July 25, 2000 to Change of Control Agreement, between the Company and Brian J. Marlowe

10.5 Amendment No. 4 dated July 25, 2000 to Employment Agreement, between the Company and Kenneth C. Budde

10.6 Amendment No. 3 dated July 25, 2000 to Change of Control Agreement, between the Company and Kenneth C. Budde

10.7 Amendment No. 3 dated July 25, 2000 to Employment Agreement, between the Company and Ronald H. Patron

10.8 Amendment No. 3 dated July 25, 2000 to Change of Control Agreement, between the Company and Ronald H. Patron

10.9 Amendment No. 4 dated July 25, 2000 to Employment Agreement, between the Company and Brent F. Heffron

10.10 Amendment No. 3 dated July 25, 2000 to Change of Control Agreement, between the Company and Brent F. Heffron

10.11 Employment Agreement dated April 20, 2000, between the Company and Randall L. Stricklin

10.12 Change of Control Agreement dated April 20, 2000, between the Company and Randall L. Stricklin

10.13 Indemnity Agreement dated April 20, 2000, between the Company and Randall L. Stricklin

10.14 Employment  Agreement dated January 31, 2000, between the Company and
      G. Kenneth Stephens, Jr.

10.15 Change of Control Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr.

10.16 Indemnity Agreement dated January 31, 2000, between  the  Company and
      G. Kenneth Stephens, Jr.

10.17 Employment Agreement dated January 31, 2000, between the Company and Everett N. Kendrick

10.18 Change of Control Agreement dated January 31 , 2000, between the Company and Everett N. Kendrick

10.19 Indemnity Agreement dated January 31, 2000, between the Company and Everett N. Kendrick

10.20 Amendment No. 4 dated July 25, 2000 to Employment Agreement, between the Company and Lawrence B. Hawkins

10.21 Amendment No. 4 dated July 25, 2000 to Change of Control Agreement, between the Company and Lawrence B. Hawkins

                             -------------------


12    Calculation of Ratio of Earnings to Fixed Charges

27    Financial Data Schedule


(b)  Reports on Form 8-K

   The Company filed a Form 8-K on June 8, 2000, reporting, under "Item 5. Other Events," the earnings release for the quarter ended April 30, 2000.

                         STEWART ENTERPRISES, INC.
                             AND SUBSIDIARIES

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STEWART ENTERPRISES, INC.




September 14, 2000                 /s/ KENNETH C. BUDDE
                                   ------------------------
                                   Kenneth C. Budde
                                   Executive Vice President
                                   Chief Financial Officer





September 14, 2000                 /s/ MICHAEL G. HYMEL
                                   ------------------------
                                   Michael G. Hymel
                                   Vice President
                                   Corporate Controller
                                   Chief Accounting Officer