Form 10-K
period 2000-10-31
STEWART ENTERPRISES INC
filed 2001-01-25
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    (X)           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                                 For the fiscal year ended October 31, 2000
                                                                                                      OR
    (  )            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19508

STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification Number)
110 Veterans Memorial Boulevard Metairie, Louisiana (Address of principal executive offices)	70005 (Zip Code)

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

        The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company's Class A common stock) of the Registrant as of January 16, 2001, was approximately $213,000,000.

The number of shares of the Registrant's Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 16, 2001, was 103,618,686 and 3,555,020, respectively.

 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement in connection with the 2001 annual meeting of shareholders, incorporated in Part III of this Report.

Cautionary Note

        This Annual Report of Stewart Enterprises, Inc. (the "Company") on Form 10-K contains forward-looking statements in which the Company's management discusses factors it believes may affect the Company's performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, earnings per share, cash flow, capital expenditures, acquisition expenditures, internal growth initiatives, gross profit margin, the Company's ability to refinance debt and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause the Company's actual results in the future to differ materially from expectations or projections in forward-looking statements include those described under the heading "Cautionary Statements" in Item 7. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

 Item 1.     Business

 General

        Stewart Enterprises, Inc. is the third largest provider of funeral and cemetery products and services in the death care industry in North America. Through its subsidiaries, the Company owns and operates 616 funeral homes and 163 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, France, Belgium and Argentina. The Company has been a leader in the industry's trend toward consolidation. Historically, the Company focused on growth principally through acquisitions; however, beginning in late fiscal year 1999, the Company began modifying its strategy to focus on cash flow, debt reduction and internal growth rather than acquisitions. In addition, the Company is evaluating the possible sale of some or all of its foreign operations.

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

      Provide the highest level of quality, service and value to each family it serves
      Attract, retain and reward highly qualified individuals to operate its businesses
      Provide a reasonable and sustainable return to its shareholders

        The Company's business was founded by the Stewart family in 1910, and the Company was incorporated as a Louisiana corporation in 1970. The Company's principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and its telephone number is 504-837-5880.

The Death Care Industry

        The Company's management believes that the death care industry has several attractive fundamental characteristics. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year from 2.4 million in 2000 to 2.6 million in 2010. In addition, industry studies indicate that the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have recently begun to turn 50, represents a significant opportunity for the Company to expand its customer base and secure a portion of its future market share by actively marketing prearranged cemetery property and funeral services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 76.1 million in 2000 to 97.1 million in 2010. The Company's principal target market for prearranged cemetery sales is customers who are age 50 and above.

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

        During the first quarter of 1999, Service Corporation International, one of the Company's primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of the Company's competitors for acquisitions merged with Service Corporation International.

        Throughout fiscal year 1999, the Company continually reduced its target acquisition multiples. In the third quarter of fiscal year 1999, the Company's acquisition activity began to decrease substantially from prior quarters, as many potential sellers were not willing to sell their businesses at the lower prices.

         As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company began to develop strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal year 2000, the Company focused on liquidity, leverage and cash flow. Additional information can be found below under the heading "Initiatives - Cash Flow Initiatives."

        Currently, acquisition activity remains dormant, and the Company continues to focus on improving its capital structure. The Company's current strategies are described below in the section entitled "Initiatives."

        Management believes it can be difficult for new competitors to enter existing markets and achieve success over the long-term by opening new funeral homes and cemeteries. Several factors make it difficult for new facilities to compete successfully, including the importance to families of reputation and goodwill developed over time, regulatory complexities, zoning restrictions and the existence of an adequate number of facilities serving mature markets. However, low-cost funeral service and merchandise providers have emerged from time to time in some markets and, in some instances, have caused funeral pricing pressure.

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

        Clustering.     The Company operates most of its funeral homes and cemeteries in "clusters." Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of caskets and other merchandise and, most significantly, personnel, including the Company's prearrangement sales force; thus, the Company is able to decrease its costs and expand its marketing and sales efforts at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management of their operations.

        Funeral Operations.     Funeral operations accounted for approximately 61 percent of the Company's revenues for the fiscal year ended October 31, 2000. The Company's funeral homes offer a complete range of funeral services and products both at the time of need and on a prearranged basis. The Company's services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2000, the Company operated 627 funeral homes.

        Cemetery Operations.     Cemetery operations accounted for approximately 39 percent of the Company's revenues for the fiscal year ended October 31, 2000. The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made both at the time of need and on a prearranged basis. Prearranged sales represented approximately 59 percent of cemetery revenue during the fiscal year ended October 31, 2000. The Company also maintains cemetery grounds under perpetual care contracts and local laws. As of October 31, 2000, the Company owned and operated 163 cemeteries.

         Combined Funeral Home and Cemetery Operations.     A combined operation is a funeral home located on a cemetery site where both are operated together. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's purchasing power, enable it to employ more sophisticated management systems and allow it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs and expanded marketing and sales opportunities.

        Approximately 46 percent of the Company's cemeteries have a funeral home on-site that is operated in conjunction with the cemetery. Many of these facilities are in the Company's key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and San Diego, California.

        The Company has developed several internal growth strategies that employ the use of combined operations. One such strategy is to create combined operations by constructing funeral homes on the grounds of the Company's cemeteries. Another internal growth strategy is to enter into operating partnerships in which the Company constructs funeral homes on the grounds of unaffiliated cemeteries, which allows the Company to enjoy many of the benefits of a combined operation without the capital investment of purchasing the cemetery.

        Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

        Cremation.     In fiscal year 2000, 36 percent of the funeral services the Company performed in the United States and Puerto Rico were cremations. Cremation rates at the Company's foreign funeral homes are higher on average than those at its domestic funeral homes, although they vary substantially from country to country. For fiscal year 2000, the cremation rates at the Company's foreign funeral homes varied from 7 percent in Spain to 65 percent in New Zealand. While cremations in the United States often result in lower average revenue than traditional funeral services, they generally produce higher gross profit margins. In the foreign markets in which the Company operates, cremations generally produce revenues and gross profit margins comparable to those of traditional funeral services in those countries.

        The cremation rate in the United States has been increasing, and by the year 2010 cremations are expected to represent 36 percent of the United States burial market, according to industry estimates. The Company has been addressing this trend by providing enhanced cremation products and services at all of its funeral homes, including funeral services and memorialization for families choosing cremation. Additionally, as part of its internal growth initiatives, the Company may expand on the model developed by Sentinel Cremation Societies, Inc., which it acquired in fiscal year 1997. See below under the heading "Initiatives - Internal Growth - New Initiatives" for further discussion.

        Prearrangements.     The Company markets death care products and services on a prearranged basis through a staff of approximately 2,000 commissioned sales counselors. Prearranged plans enable families to specify in advance and prepay for funeral and cemetery arrangements. The cost of products and services is set at prices prevailing at the time the agreement is signed, rather than when the products and services are delivered. Prearranged plans also spare families the emotional strain of making death care decisions at the time of need.

        The Company believes that extensive marketing of prearranged products and services produces a backlog of future business and builds current and future market share. On average, over the past five years, the Company has sold over two prearranged funeral services for every one it has delivered from its backlog. During the fiscal year ended October 31, 2000, the Company sold approximately 48,800 prearranged funeral services and as of October 31, 2000, had a backlog of approximately 446,200 prearranged funeral services to be delivered in the future, representing approximately $1.5 billion of expected future revenue.

        Changes in the Company's preneed sales strategies during fiscal year 2000 had the effect of considerably reducing all preneed sales. The Company modified its preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. The Company also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, effective the first day of the fourth quarter of fiscal year 2000. A new and simplified, standardized compensation structure was adopted in order to promote increased growth in the Company's customer base. One component of this structure links compensation to the generation of property sales revenue and enhanced profitability. The new structure adds some financial security for the sales counselors through minimum compensation guarantees.

         These changes were implemented in an effort to significantly improve cash flow. With these changes in place, the Company's preneed sales strategies place more emphasis on preneed cemetery property sales and prearranged funeral services. The Company believes that these are the sales that create heritage and grow market share. The change will also better align the operations of the Company with anticipated changes in accounting that the Company believes will be necessitated by the adoption of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101- "Revenue Recognition in Financial Statements" ("SAB 101"), the status of which is discussed in Item 7 under the heading "Recent Accounting Standards." The Company believes that sales of preneed cemetery services and preneed funeral and cemetery merchandise will not be recognized as revenue under SAB 101 until delivery. While SAB 101 has not yet been implemented, the changes to the Company's preneed sales strategies reflect the likely effects of SAB 101. These changes, particularly the changes made in anticipation of SAB 101, had the effect of considerably reducing preneed cemetery services and preneed merchandise sales.

         Trust Funds and Escrow Accounts. Generally, prearranged funeral plans are funded either through trust funds or escrow accounts established by the Company, or through insurance, depending on the regulatory requirements in each jurisdiction. When trust or escrow funding is used, the Company places into a trust fund or escrow account a percentage (which varies by jurisdiction) of the sale price as installment payments are made. It retains the remainder of the sale price to defray costs related to the sale. The Company withdraws cash from the trust fund or escrow account when the service is performed to cover the cost of providing the funeral service. When insurance funding is used, the Company applies the customers' payments to pay premiums on insurance policies designed to cover the cost of providing the funeral service in the future.

         Generally, principal and earnings (including interest, dividends and net realized capital gains) on the trust funds and escrow accounts, and insurance proceeds, are paid to the Company only when the funeral service is performed. In limited circumstances, the Company receives principal amounts from prearranged funeral trust funds or escrow accounts upon cancellation of the contract by the customer. In certain jurisdictions, the Company is permitted to withdraw earnings on a current basis from prearranged funeral trust funds and escrow accounts. As of October 31, 2000, the Company's prearranged funeral trust funds and escrow accounts totaled approximately $614.5 million.

        The Company also establishes trust funds to fund the cost of delivering preneed cemetery merchandise. Generally, the Company withdraws the principal and earnings from these funds only when the merchandise is delivered or contracts are cancelled. As of October 31, 2000, the Company's cemetery merchandise trust funds and escrow accounts totaled approximately $232.3 million.

         The Company funds its obligations to maintain cemetery grounds by placing a portion, generally 10 percent, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemeteries, but principal, including net realized capital gains in some jurisdictions, generally must be held in perpetuity. As of October 31, 2000, the Company's perpetual care trust funds totaled approximately $213.6 million.

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

        Investment Management. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc. ("ITI"), a Texas corporation with trust powers, serves as investment adviser on the Company's investment portfolio and its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. ITI provides investment advisory services exclusively to the Company. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

         As of October 31, 2000, ITI had approximately $1.1 billion in assets under management. Lawrence B. Hawkins, an executive officer of the Company and a professional investment manager, serves as President of ITI. ITI operates with the assistance of  professional financial consultants pursuant to a formal investment policy established by the Investment Committee of the Company's Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

        Management. The Company has an experienced management team, many of whom joined the Company through acquisitions. The Company's management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their firms will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. The Company provides business support services primarily through its Shared Services Center, which provides centralized and standardized accounting, payroll, contract processing, collection and other services for all of its domestic facilities, including those in Puerto Rico.

        Currently, the Company is divided into four operating divisions in North America, each of which is managed by a division executive and chief financial officer. These divisions are further divided into regions, each of which is managed by a regional operating officer. The Company's operations in Europe, Latin America and Australasia are not considered separate operating divisions but are managed by local or regional executives who report to certain of the Company's executive officers. In fiscal year 1998, in order to meet the needs of the Company's growing European operations, the Company established its European headquarters in Amsterdam, the Netherlands. The Company also has a Corporate Division, which manages the Company's corporate services, accounting and financial operations and strategic planning. Early in fiscal year 2000, the Company formed a Sales and Marketing Division to centralize responsibility for sales teams and to allow for more comprehensive training and sharing of information. From time to time, the Company may increase, reduce or realign its divisions and regions.

        Foreign Operations. The Company first entered foreign markets in fiscal year 1994 and as of January 16, 2001, owned and operated a total of 297 businesses outside the United States and Puerto Rico. For the fiscal year ended October 31, 2000, the Company's properties in foreign countries generated approximately 20 percent of consolidated total revenues and represented 19 percent of consolidated total assets. The Company is currently evaluating the possible sale of some or all of its foreign operations. Additional information can be found in Item 7 under the heading "Liquidity and Capital Resources."

        Financial Information about Industry and Geographic Segments. For financial information about the Company's industry and geographic segments, see Note 17 to the Company's consolidated financial statements included in Item 8.

Initiatives

General

        Historically, the Company's growth has been primarily from acquisitions. Due to changes in the acquisition market discussed above under the heading "The Death Care Industry," the Company's growth expectations for fiscal year 2001 and beyond include no acquisition activity. Instead, the Company is developing and implementing strategies to (1) enhance its revenues, profits, cash flow, and cost controls at its currently existing operations, and (2) grow its business through means other than acquisitions. The Company will also continue to focus on improving the margins of previously acquired firms.

 Internal Growth - Existing Operations

        Prearranged Services.     The Company believes that it can be distinguished from its competitors through its strong emphasis on, and its more than 50-year history of success with, prearranged sales. The Company also believes that it is an industry leader in marketing prearranged funeral and cemetery services and products through highly qualified commissioned sales counselors. Although prearranged funeral and cemetery sales during fiscal year 2000 were reduced by the factors discussed above under the heading "Operations - Prearrangements," the Company's revised preneed sales strategies place emphasis on increasing preneed cemetery property sales and prearranged funeral services. The Company believes that these are the sales that create heritage and grow market share. The Company's backlog of prearranged funeral services represents approximately $1.5 billion in expected future revenues at October 31, 2000.

         Improved Merchandising.     The Company frequently expands its product and service offerings, adjusts the mix of products and services offered in individual markets, takes advantage of enhanced pricing opportunities and implements selective marketing programs to increase revenue and improve profit margins. During fiscal year 2000, the Company began to implement strategies based on an extensive study of consumer preferences conducted in 1999. As a result, the Company's current merchandising strategies focus on more personalized services and product offerings.

         Other Operating Initiatives.     The Company plans to continue to implement the following operating initiatives:

  Leverage goodwill in local markets by expanding market-wide regional branding
  Expand training with its new and centralized, formal training policy
  Capitalize on the automation of its businesses completed in fiscal year 2000, which has resulted in real-time and standardized information
  Implement pricing and merchandising programs based on the results of the Company's comprehensive study of consumer preferences related to the death care industry

Cost Control. In addition to its strategies for increasing revenues, the Company plans to improve its operating margins by achieving economies of scale, improving efficiencies and controlling costs through a variety of measures including the following:

  Obtaining volume discounts from suppliers
  Leveraging operating costs through clustering and the development of combined operations
  Improving the utilization of its sales force
  Controlling capital expenditures at the corporate level
  Evaluating and analyzing certain of its businesses for consolidation in order to leverage the Company's overhead and potentially sell excess property

Internal Growth - New Initiatives

        Management has limited the amount it will spend on internal growth initiatives to $10.0 million in fiscal year 2001, approximately $7.0 million of which is earmarked for the construction of the Archdiocese of Los Angeles funeral homes. Internal growth initiatives are also anticipated to include construction of funeral homes on some of the Company's cemeteries and the development of  relationships and alternative service firms.

        New Funeral Home and Cemetery Construction.     The Company creates combined operations by building funeral homes on cemetery properties and operating both facilities together. Combined operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a prearranged basis. In addition, combined operations enhance the Company's purchasing power, enable it to employ more sophisticated management systems and allow it to share facilities, equipment, personnel and a prearrangement sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company's experience with combined operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both. The Company created four additional combination operations during fiscal year 2000. The Company also constructed one additional stand-alone funeral home and one stand-alone cemetery during fiscal year 2000.

        Operating Partnerships. The Company expects to continue to gain market share and improve profitability through operating partnerships with unaffiliated parties as it has done throughout its history. Through an operating partnership with the Catholic Archdiocese of New Orleans, the Company constructed a mausoleum for the Catholic Church on the grounds of its combined operation in New Orleans in fiscal year 1987. The Company owns the mausoleum and manages the sales relating to the mausoleum for the Church. Additionally, through an operating partnership with the Firemen's Charitable and Benevolent Association, a non-profit organization, in fiscal year 1994 the Company constructed a funeral home and mausoleum on the grounds of a cemetery owned by a third party in New Orleans. The Company owns and operates the funeral home in combination with the cemetery and manages sales for the mausoleum.

        In fiscal year 1997, the Company entered into an agreement with the Archdiocese of Los Angeles to construct and operate funeral homes on land leased by the Company from the Archdiocese at the site of nine cemeteries owned and operated by the Archdiocese. As of January 16, 2001, four of these funeral homes have been completed, and the fifth is under construction. Over the last 50 years, through its mausoleum construction business, the Company has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. The Company anticipates building on those relationships as it expands its use of operating partnerships.

        The Company also plans to develop operating partnerships with non-profit secular entities as it did in fiscal year 1998 when it entered into an agreement with the Wyuka Cemetery Board of Trustees. Under this agreement, the Company manages the cemetery sales and operates a funeral home it constructed on the grounds of a state-owned cemetery in Lincoln, Nebraska in fiscal year 2000.

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

        Alternative Service Firms. During fiscal year 1997, the Company acquired Sentinel Cremation Societies, Inc. of California ("Sentinel") which owned and operated thirteen service centers offering cremations and related products and services. Sentinel's cremation societies, Neptune and Telophase, have more than 110,000 members. Members in the cremation society pay a small membership fee and indicate their wish to be cremated. Because Sentinel's offices generally operate from leased locations with a small staff, they have lower overhead than traditional funeral homes, thereby generating a greater return on invested capital. The cost to the family for death care arrangements at a Sentinel location generally is less than the cost at a traditional funeral home, although these services typically generate higher operating margins for the Company.

        During fiscal year 1998, the Company acquired Desert Memorial Cremation and Burial Society in Las Vegas, Nevada, a state with one of the highest cremation rates in the United States. This acquisition complements the Company's Alternative Service Firm strategy and provides an additional vehicle for expansion, particularly in the high cremation markets of the western United States. During fiscal year 2000, the Company opened two additional alternative service firms in the western United States.

 Cash Flow Initiatives

         The Company plans to continue to implement the following cash flow initiatives:

  Continue to structure preneed sales activities for increased cash retention
  Analyze the benefits associated with the possible sale of some or all of its foreign operations
  Continue the suspension of acquisition activity
  Limit spending on internal growth initiatives in fiscal year 2001 to $10.0 million
  Control capital expenditures at the corporate level
  Analyze and re-deploy or sell excess cemetery property, under-performing assets and real estate
  Continue the suspension of cash dividends
  Use bonding in lieu of trusting on selected contracts
  Utilize third party at-need financing

External Growth

        Acquisitions.     From November 1, 1991 through January 16, 2001, the Company has grown from 43 funeral homes and 29 cemeteries in six states to 616 funeral homes and 163 cemeteries in 30 states, Puerto Rico and 10 foreign countries. The Company's growth in terms of number of properties has been principally through acquisitions.

        At the time of the Company's initial public offering in October 1991, the Company owned funeral homes and cemeteries in Louisiana, Texas, Florida, Virginia, West Virginia and Maryland. Since that time, the Company has expanded domestically, primarily in the Southern, Mid-Atlantic, Midwest and Pacific states and in Puerto Rico. In addition, the Company expanded internationally by entering Mexico in fiscal year 1994, Australia, New Zealand and Canada in fiscal years 1995 and 1996, Spain and Portugal in fiscal year 1997 and the Netherlands, Argentina, France and Belgium in fiscal year 1998. As of January 16, 2001, the Company owned and operated a total of 297 funeral and cemetery businesses outside the United States and Puerto Rico.

        The following table sets forth certain information with respect to the Company's acquisition activity:

                                                  Number of       Aggregate
                                                Funeral Homes   Purchase Price
                                                and Cemeteries   (in millions)
                                                --------------    -----------
Properties owned as of October 31, 1991 .......       72          $     -
Acquisitions(1):
  Fiscal year 1992 ............................       11              30.0
  Fiscal year 1993 ............................       49              94.6
  Fiscal year 1994 ............................       60             177.6
  Fiscal year 1995 ............................       70             154.4
  Fiscal year 1996 ............................      149             179.0
  Fiscal year 1997 ............................      114             184.5
  Fiscal year 1998 ............................      162             266.3
  Fiscal year 1999 ............................      100             156.4
  Fiscal year 2000 ............................        4               5.3

(1)	Excludes funeral homes and cemeteries constructed by the Company.

        Acquisition Strategy.     Historically, the Company has actively pursued acquisition opportunities both domestically and internationally. The Company sought and acquired premier firms that could be integrated with existing clusters or serve as a base for the formation of new clusters and firms with strong managers willing to remain with the Company. In evaluating potential acquisitions, the Company has always considered factors such as the size of the communities served by the properties and the potential for increasing profitability through expanded prearranged marketing efforts and other means.

        In response to the market changes described earlier under the heading "The Death Care Industry," the Company suspended its acquisition activity in fiscal year 2000 to focus primarily on improving operations and cash flow, debt reduction and internal growth initiatives. More than 85 percent of the approximately 22,000 funeral homes and 10,500 cemeteries in the United States are privately or family-owned. Management believes that a substantial number of these businesses would be suitable candidates for acquisition should the Company's acquisition activities resume in the future.

Competition

        The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. The Company also competes with monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of limited services or products. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the significant role of goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sales of prearranged funeral services.

        Traditional burial and funeral service operators face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremation will represent approximately 36 percent of the United States burial market by the year 2010, compared with 17 percent in 1990. As the total number of deaths in the United States increases, the Company expects slight growth in the actual number of traditional burials and significant growth in the actual number of cremations. The Company has designed merchandising strategies to provide enhanced memorialization services and products to meet the growing consumer demand for cremation. All of the Company's funeral homes offer cremation, and 36 percent of the funeral services the Company performed in the United States and Puerto Rico in fiscal year 2000 were cremations. The Company believes that it will be able to maintain its competitive position by marketing full service cremations in combination with traditional funeral services and memorialization. Additionally, development of the Alternative Service Firm strategy by the Company represents another opportunity for the Company to serve cremation customers. Additional information on the development of the Alternative Service Firm strategy can be found under the heading "Initiatives - Internal Growth - New Initiatives" discussed earlier.

Regulation

        The Company's funeral home operations are regulated by the Federal Trade Commission (the "FTC") under the FTC's Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the "Funeral Rule"), which went into effect on April 30, 1984, and was revised effective July 19, 1994. The FTC is reviewing the Funeral Rule and has conducted hearings to receive input from industry and consumer groups. At this time, the FTC has not issued any proposed changes to the regulation.

        The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; and (iv) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

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

 Employees

        The Company and its subsidiaries employ approximately 9,300 persons, and management believes that it maintains a good relationship with its employees. Approximately 855 of its employees who are employed in Maryland, Pennsylvania, Puerto Rico, Mexico, Australia, Canada and the Netherlands are represented by the Laborers' International Union of North America-AFLCIO, the International Association of Machinists and Aerospace Workers-AFLCIO, the International Brotherhood of Teamster of Puerto Rico, the Sindicato Unico Revolucionario de Obreros Especializados en Casa Comerciales en General y Similares del Distrito Federal, the Sindicato Nacional de Obreros, Obreras y Empleados de Productos Alimenticios, Almacenes y Casa Comerciales de la Republica Mejicana, the Sindicato de Trabajadores y Empleados de Comercio en General, Oficinas Particulares, Similares y Conexos del Distrito Federal, the Miscellaneous Workers Union, Funeral and Allied Services-NSW, Syndicat des Travailleuses et Travailleurs d'Urgel Bourgie (CSN), Syndicat Canadien des Communications, de L'Energie et du Papier, Section Locale 720 SCEP (FTQ-CTC), and AWVN (Catholic Union CNC). No other employees of the Company or its subsidiaries are known to be members of a collective bargaining unit.

Item 2.     Properties

        As of October 31, 2000, approximately 64 percent of the Company's 627 funeral home locations were owned by subsidiaries of the Company, and approximately 36 percent of funeral home premises were held under operating leases. The leased properties have terms ranging from 1 to 23 years, except for nine leases that expire between 2032 and 2072. Generally, the Company has a right of first refusal and an option to purchase the leased premises. An aggregate of $14.0 million of the Company's term notes are secured by mortgages on some of the Company's funeral homes; these notes were either assumed by the Company upon its acquisition of the property or represent seller financing for the acquired property.

        As of October 31, 2000, the Company owned 163 cemeteries covering a total of approximately 11,000 acres. Approximately 4,700 acres, or 43 percent of the total acreage, are available for future development.

       The Company's corporate headquarters occupy approximately 21,500 square feet of office space in a building in suburban New Orleans that was leased from an affiliate of the Company through July of 2000. The Company now leases this office space from a non-affiliate. In addition, the Company owns a 97,300 square foot building in suburban New Orleans that it uses for its Shared Services Center, Human Resources, Communications, Internal Audit and Information Systems Departments. See "Certain Transactions," which is incorporated by reference herein from the Company's definitive proxy statement relating to its 2001 annual meeting of shareholders.

        The Company is currently evaluating and analyzing certain of its businesses for consolidation and may potentially sell excess property. The Company is also evaluating the possible sale of some or all of its foreign operations. Additional information is contained in Item 1 under the headings "Initiatives - Cost Controls" and "Initiatives - Cash Flow Initiatives" and in Part II, Item 7 under the heading "Liquidity and Capital Resources."

Item 3.     Legal Proceedings

        In Re Stewart Enterprises, Inc. Securities Litigation, No. 01-30035 on the docket of the United States Court of Appeal for the Fifth Circuit. During the fall of 1999, 16 putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Louisiana against the Company, certain of its directors and officers and the lead underwriters of the Company's January 1999 common stock offering. The suits were consolidated, and the court appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs, who filed a consolidated amended complaint.

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

        On December 7, 2000, the District Court granted motions to dismiss, filed by the Company and the other defendants, dismissing the complaint against all defendants for failure to state a claim. On January 4, 2001, the plaintiffs filed a notice of appeal.

        The outcome and the costs of defending this litigation cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

             Name              Age               Position

Frank B. Stewart, Jr. ........ 65  Chairman of the Board

William E. Rowe .............. 54  President, Chief Executive Officer and Director(1)

Brian J. Marlowe ............. 54  Executive Vice President and Chief Operating Officer(2)

Kenneth C. Budde ............. 53  Executive Vice President, President-Corporate Division,
                                       Chief Financial Officer and Director(3)

Brent F. Heffron ............. 51  Executive Vice President and President-Southern Division(4)

Ronald H. Patron ............. 56  Executive Vice President and Chief Administrative Officer(5)

Lawrence B. Hawkins .......... 52  Executive Vice President and President-Investors Trust, Inc.

G. Kenneth Stephens, Jr. ..... 43  Senior Vice President and President-Eastern Division(6)

Randall L. Stricklin ......... 56  Senior Vice President and President-Western Division(7)

Michael K. Crane, Sr. ........ 57  Interim President-Central Division(8)

Everett N. Kendrick .......... 59  Senior Vice President and President-Sales and Marketing Division(9)

(1)	Mr. Rowe has served as Chief Executive Officer since November 15, 1999 and as President since November 1, 1994. He was Chief Operating Officer from April 1994 until November 15, 1999.
(2)	Mr. Marlowe became Chief Operating Officer on December 10, 1999. Prior to that time, he served as Executive Vice President and President of the Company's Eastern Division since August 1, 1995.
(3)	Mr. Budde has served as President-Corporate Division and Chief Financial Officer since May 1998 and as a director since June 1998. From August 1989 to May 1998, he served as Senior Vice President of Finance, Secretary and Treasurer.
(4)	Mr. Heffron has served as Executive Vice President and President of the Company's Southern Division since November 1, 1998. From January 1, 1997 to October 31, 1998, he served as Senior Vice President and President of the Company's Southern Division. From November 1992 to December 1996, he served as President and Chief Operating Officer of the Central Region of the Company's Eastern Division and Vice President of the Company's former Mid-Atlantic Division.
(5)	Mr. Patron has served as Chief Administrative Officer since May 1998. Prior to that time, he served as Chief Financial Officer, President-Corporate Division and as a director.
(6)	Mr. Stephens has served as Senior Vice President and President of the Company's Eastern Division since January 31, 2000. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of the Company's Eastern Division. From October 21, 1993 to December 31, 1996, he served as the Vice President of Cemetery Operations for the Southern Region of the Company's Eastern Division.
(7)	Mr. Stricklin has served as Senior Vice President and President of the Company's Western Division since April 20, 2000. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of the Company's Western Division. From November 1, 1998 to August 9, 1999, he served as Chief Operating Officer of the Catholic Mortuaries. From February 5, 1997 to October 31, 1998, he served as Vice President of Management Support and Training. Prior to that time, he served as President of his three Stricklin/Snively Mortuaries and Cremation Society of America, which were acquired by the Company in February 1997.
(8)	Mr. Crane has served as the Interim President of the Company's Central Division since May 11, 2000. Prior to that time, he served as Chief Operating Officer of the Southern Region of the Company's Central Division since June 15, 1995.
(9)	Mr. Kendrick has served as Senior Vice President and President of the Company's Sales and Marketing Division since January 31, 2000. From December 1, 1996 to January 30, 2000, he served as Chief Operating Officer of the Northern Region of the Company's Eastern Division. Prior to that time, he served as Vice President of Sales and Marketing for the Northern Region of the Company's Eastern Division since January 1993.

PART II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

        The Company's Class A common stock trades in the Nasdaq National Market under the symbol STEI. On January 16, 2001, the closing sale price as reported by the Nasdaq National Market was $2.44. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq National Market. As of January 8, 2001, there were 1,501 record holders of the Company's Class A common stock. Record holders included persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

                                            High        Low
                                           ------      -----
Fiscal Year 2000
   Fourth Quarter ......................  $  3.63     $  1.88
   Third Quarter .......................     5.31        2.06
   Second Quarter ......................     5.94        3.88
   First Quarter  ......................     6.22        4.03

Fiscal Year 1999
   Fourth Quarter ......................  $ 12.63    $   3.81
   Third Quarter .......................    20.38       12.00
   Second Quarter ......................    20.75       12.69
   First Quarter .......................    24.75       16.25

Dividends

        The Company declared quarterly dividends of $.02 per share on its Class A and Class B common stock during each quarter of fiscal year 1999 and the first three quarters of fiscal year 2000. On October 5, 2000, the Company's Board of Directors suspended the payment of quarterly dividends on its Class A and Class B common stock. The declaration and payment of dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. The most restrictive of the Company's debt agreements limits the declaration and payment of dividends within any period of four consecutive quarters to 50 percent of the Company's consolidated net earnings for those four fiscal quarters. The same agreement limits purchase, redemption or retirement of any shares of the Company's capital stock to 5 percent of its consolidated net worth on the payment date.

Sales of Unregistered Equity Securities

        During fiscal year 2000, the Company did not sell any unregistered equity securities.

Item 6.     Selected Financial Data

        The following selected consolidated financial data for the fiscal years ended October 31, 1996 through 2000 are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

                                                                            Year Ended October 31,(1)
                                                     ------------------------------------------------------------------
                                                        2000        1999           1998          1997           1996
                                                     ---------    ---------      ---------     ---------      ---------
Statement of Earnings Data:

Revenues:
     Funeral ....................................... $ 451,852    $ 445,877      $ 379,095     $ 291,649      $ 225,461
     Cemetery ......................................   282,949      310,231        269,270       240,937        207,926
                                                     ---------    ---------      ---------     ---------      ---------
     Total revenues ................................   734,801      756,108        648,365       532,586        433,387
Gross profit:
     Funeral .......................................   116,689      126,875        118,426        89,235         72,239
     Cemetery ......................................    62,351       83,526         77,558        67,937         45,879
                                                     ---------    ---------      ---------     ---------      ---------
     Total gross profit ............................   179,040      210,401        195,984       157,172        118,118
Corporate general and administrative
  expenses .........................................   (19,763)     (19,161)       (16,621)      (15,402)       (14,096)
                                                     ---------    ---------      ---------     ---------      ---------
Operating earnings before performance-
  based stock options ..............................   159,277      191,240        179,363       141,770        104,022
Performance-based stock options ....................       -           -           (76,762)          -              -
                                                     ---------    ---------      ---------     ---------      ---------
Operating earnings .................................   159,277      191,240        102,601(2)    141,770        104,022
Interest expense, net ..............................   (56,284)     (52,174)       (41,792)      (36,425)       (24,435)
Other income, net ..................................     2,194        3,485          4,155         1,132          2,488
                                                     ---------    ---------      ---------     ---------      ---------
Earnings before income taxes and
  cumulative effect of change in
  accounting principles ............................ $ 105,187    $ 142,551      $  64,964(2)  $ 106,477      $  82,075
                                                     =========    =========      =========     =========      =========
Earnings before cumulative effect of
   change in accounting principles ................. $  66,794    $  90,520      $  41,902(2)  $  69,742      $  51,297

Cumulative effect of change in accounting
  principles (net of $28,798 and $2,230 income
  tax benefit in 1999 and 1997, respectively) ......       -        (50,101)(1)        -         (2,324)(1)         -
                                                     ---------    ---------      ---------     ---------      ---------
Net earnings ....................................... $  66,794    $  40,419      $  41,902(2)  $  67,418      $  51,297
                                                     =========    =========      =========     =========      =========
Per Share Data:(3)
Basic earnings per common share:
 Earnings before cumulative effect of
   change in accounting principles ................. $     .63    $     .84      $     .43(2)  $     .79      $     .62
 Cumulative effect of change in
   accounting principles ...........................       -           (.47)(1)        -            (.03)(1)        -
                                                     ---------    ---------      ---------     ---------      ---------
 Net earnings ...................................... $     .63    $     .37      $     .43(2)  $     .76      $     .62
                                                     =========    =========      =========     =========      =========
Diluted earnings per common share:
 Earnings before cumulative effect of
   change in accounting principles ................. $     .63    $     .84      $     .43(2)  $     .78      $     .61
 Cumulative effect of change in
   accounting principles ...........................       -           (.47)(1)        -            (.03)(1)        -
                                                     ---------    ---------      ---------     ---------      ---------
 Net earnings ...................................... $     .63    $     .37      $     .43(2)  $     .75      $     .61
                                                     =========    =========      =========     =========      =========
Weighted average common shares
  outstanding (in thousands):
  Basic ............................................   106,600      107,452         97,691        88,778         82,821
                                                     =========    =========      =========     =========      =========
  Diluted ..........................................   106,603      107,834         98,444        89,675         83,959
                                                     =========    =========      =========     =========      =========
Dividends declared per common share ................ $     .06    $     .08      $     .06     $     .04      $     .03
                                                     =========    =========      =========     =========      =========

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

                                                                       Year Ended October 31,
                                               ------------------------------------------------------------------------
                                                                                   1998           1997          1996
                                                                                 --------      ---------      ---------
Pro forma amounts assuming 1999 and 1997
changes in accounting principles were applied
retroactively:
 Net earnings .....................................                              $ 33,199(2)   $  59,616      $  42,616
                                                                                 ========      =========      =========
 Basic earnings per common share(3) ...............                              $    .34(2)   $     .67      $     .51
                                                                                 ========      =========      =========
 Diluted earnings per common share(3) .............                              $    .34(2)   $     .66      $     .51
                                                                                 ========      =========      =========

                                                                                October 31,
                                               ------------------------------------------------------------------------
                                                   2000           1999           1998           1997            1996
                                               -----------    -----------    -----------    -----------     -----------
 Balance Sheet Data:

 Assets .....................................  $ 2,337,008    $ 2,283,880    $ 2,048,938    $ 1,637,238     $ 1,360,913
 Long-term debt, less current maturities ....      920,670        938,831        913,215        524,351         515,901
 Shareholders' equity .......................    1,074,657      1,056,612        839,290        819,570         547,447

Selected Consolidated Operating Data

                                                                          Year Ended October 31,
                                                     ------------------------------------------------------------------
                                                        2000        1999           1998           1997           1996
                                                     ---------    ---------      ---------     ---------      ---------
 Operating Data:

 Funeral homes in operation at end of period.              627          635            558           401            298

 At-need funerals performed..................          111,136      111,250         87,653        61,682         38,351
 Prearranged funerals performed..............           27,042       26,490         23,563        18,970         15,422
                                                     ---------    ---------      ---------     ---------      ---------

   Total funerals performed..................          138,178      137,740        111,216        80,652         53,773

 Prearranged funerals sold...................           48,844       58,430         59,112        48,676         37,545
 Backlog of prearranged funerals at
    end of period............................          446,158      436,499        391,226       350,031        294,829

 Cemeteries in operation at end of period ...              163          157            140           129            120
 Interments performed........................           61,196       57,759         50,201        46,782         43,129

(1)	Effective November 1, 1998, the Company changed its method of accounting for earnings realized on its irrevocable prearranged funeral trust funds and escrow accounts. For further details, see Note 3 to the Company's consolidated financial statements included in Item 8. Effective November 1, 1996, the Company changed its method of accounting for its irrevocable prearranged funeral trust funds and escrow accounts and cemetery sales. Information presented for fiscal year 1999 reflects the 1999 change in accounting principle; information presented for fiscal years 1998 and 1997 reflects the 1997 change in accounting principles; information presented for fiscal year 1996 reflects results as originally reported under the accounting methods then in effect.
(2)	Includes a nonrecurring, noncash charge of $76.8 million ($50.3 million, or $.51 per share, after tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of the Company's performance-based stock options.
(3)	Adjusted to reflect a three-for-two common stock split effected June 21, 1996 and a two-for-one common stock split effected April 24, 1998.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Death care businesses in the United States traditionally have been relatively small, family-owned enterprises that have been passed down through successive generations within a family. During the last decade, however, the industry in the United States, and in certain foreign countries, has undergone a transition in which family-owned firms were consolidating with larger organizations, such as the Company. This trend began to change in fiscal year 1999. For further discussion of this trend, see "The Death Care Industry" in Item 1. As a result, although the Company's historical growth has been primarily from acquisitions, the Company is currently focusing on cash flow, debt reduction and growth through internal strategies.

        Two other trends affecting the death care industry are the expected increase in the number of deaths and the average age of the population. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year from 2.4 million in 2000 to 2.6 million in 2010. In addition, industry studies indicate that the average age of the population in the United States is increasing. The aging of the population, particularly the "baby boomers" who have recently begun to turn 50, represents a significant opportunity for the Company to expand its customer base and secure a portion of its future market share by actively marketing prearranged cemetery property and funeral services. According to the Bureau of the Census, the United States population over 50 years of age will increase from 76.1 million in 2000 to 97.1 million in 2010. The Company's principal target market for prearranged cemetery sales is customers who are age 50 and above.

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

Trust and Escrow Investments

        The Company's funeral and cemetery business includes prearranged sales funded through trust and escrow arrangements, as well as maintenance of cemetery grounds funded through perpetual care funds. Effective November 1, 1998, the Company changed its method of accounting for earnings realized by irrevocable prearranged funeral trust funds and escrow accounts. The Company now defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of these earnings and deferred the remainder to offset the estimated future effects of inflation. The accounting change was made principally to match revenue recognition more closely with cash receipts and also to improve the comparability of its earnings with those of its principal competitors. The new method allows the Company to take a longer-term view and increase its flexibility in managing the funeral trust funds. This change generally has resulted in reduced near-term funeral revenue and gross profit, due to the deferral of all of the earnings from funeral trust funds and escrow accounts until the funeral is performed. See Note 3 to the consolidated financial statements included in Item 8.

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

Results of Operations

        For purposes of the following discussion, funeral homes and cemeteries owned and operated at the beginning of the earliest year presented in each comparison are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either period being compared are referred to as "Acquired/Opened Operations." Acquired operations include businesses purchased through the Company's earlier acquisition strategies, and opened operations include constructed businesses or those developed through the implementation of the Alternative Service Firm strategy.

        Comparisons between fiscal years 2000 and 1999 are presented as originally reported; whereas, comparisons between fiscal years 1999 and 1998 are presented as if the change in accounting principle had occurred November 1, 1997. The following table presents the results as reported for the fiscal years ended October 31, 2000 and 1999 and the pro forma results for the year ended October 31, 1998:

                                                                                  Year Ended October 31,
                                                                     ----------------------------------------------
                                                                          2000            1999             1998
                                                                     -------------    -------------     -----------
                                                                     (As Reported)    (As Reported)     (Pro Forma)
                                                                                      (In millions)
Revenues:
 Funeral ..........................................................  $       451.9    $       445.9     $     365.6
 Cemetery .........................................................          282.9            310.2           269.3
                                                                     -------------    -------------     -----------
                                                                             734.8            756.1           634.9
                                                                     -------------    -------------     -----------
Costs and expenses:
 Funeral ..........................................................          335.2            319.0           260.7
 Cemetery .........................................................          220.6            226.7           191.7
                                                                     -------------    -------------     -----------
                                                                             555.8            545.7           452.4
                                                                     -------------    -------------     -----------
  Gross profit ....................................................          179.0            210.4           182.5
Corporate general and administrative expenses .....................           19.7             19.2            16.6
                                                                     -------------    -------------     -----------
  Operating earnings before performance-based stock options .......          159.3            191.2           165.9
Performance-based stock options ...................................            -                -              76.8
                                                                     -------------    -------------     -----------
   Operating earnings .............................................          159.3            191.2            89.1(1)
Interest expense, net .............................................          (56.3)           (52.2)          (41.8)
Other income, net .................................................            2.2              3.5             4.2
                                                                     -------------    -------------     -----------
 Earnings before income taxes and cumulative effect
   of change in accounting principle ..............................          105.2            142.5            51.5(1)
Income taxes ......................................................           38.4             52.0            18.3
                                                                     -------------    -------------     -----------
 Earnings before cumulative effect of change in
  accounting principle ............................................  $        66.8    $        90.5     $      33.2(1)
                                                                     =============    =============     ===========

(1)	Includes a nonrecurring, noncash charge of $76.8 million ($50.3 million, after tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of performance-based stock options. Excluding that charge, for fiscal year 1998:
(a)	earnings before income taxes and cumulative effect of change in accounting principle would have been $128.3 million; and
(b)	earnings before cumulative effect of change in accounting principle would have been $83.5 million.

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

Funeral Segment

                                                    Year Ended
                                                    October 31,
                                                -------------------       Increase
                                                 2000        1999        (Decrease)
                                                ------     --------      ----------
                                                        (In millions)

   FUNERAL REVENUE
   Existing Operations .......................  $ 409.8     $ 422.4       $ (12.6)
   Acquired/Opened Operations ................     42.1        23.5          18.6
                                                -------     -------       -------
                                                $ 451.9     $ 445.9       $   6.0
                                                =======     =======       =======
   FUNERAL COSTS
   Existing Operations .......................  $ 300.8     $ 300.7       $   0.1
   Acquired/Opened Operations ................     34.4        18.3          16.1
                                                -------     -------       -------
                                                $ 335.2     $ 319.0       $  16.2
                                                =======     =======       =======
   Funeral Segment Profit ....................  $ 116.7     $ 126.9       $ (10.2)
                                                =======     =======       =======

        Funeral revenue increased $6.0 million, or 1 percent, for the year ended October 31, 2000, compared to the corresponding period in 1999. The Company experienced a $12.6 million, or 3 percent, decrease in revenue from Existing Operations as a result of several factors. First, the Company experienced a 6.2 percent increase in the average revenue per domestic funeral service performed by Existing Operations (6.8 percent increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was due in part to enhanced funeral arranger training, improved merchandising and personalization of services and product offerings based on findings of the Company's extensive consumer market study.

        Offsetting the increase in average revenue per funeral service was a $15.0 million reduction in prearranged funeral merchandise sales, a $6.6 million reduction in revenue from changes in foreign currency exchange rates (principally the Euro) and a 1.8 percent decrease (1,300 events) in the number of domestic funeral services performed by Existing Operations (3.5 percent decrease (4,548 events) worldwide). However, included in the 1,300 events were over 600 low-end direct cremation events that the Company elected not to sell at prices its competitors were charging. Additionally, discount services provided in the ordinary course of business in the industry on behalf of other funeral homes or institutions declined by approximately 400 events as a result of the Company's decision to decrease its level of discounted services. When these low-end and discounted events are taken out of the calculation, the number of domestic funeral services performed by Existing Operations decreased by approximately 250 events, which translates to less than one event per domestic core funeral home. These low-end and discounted events were price-sensitive and generally not profitable.

        Changes in the Company's preneed sales strategies during fiscal year 2000 had the effect of considerably reducing all preneed sales. The Company modified its preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Effective the first day of the fourth quarter of fiscal year 2000, the Company also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, which the Company believes had the largest impact on its preneed sales. These changes were implemented in an effort to improve cash flow. The Company believes sales of preneed cemetery services and preneed funeral and cemetery merchandise will not be recognized as revenue under SAB 101 until delivery. While SAB 101 has not yet been implemented, the changes to the Company's preneed sales strategies reflect the likely effects of SAB 101. Although the Company has experienced a reduction in all preneed sales, greater emphasis has been placed on increasing prearranged funeral service sales and preneed cemetery property sales. The Company believes that these are the sales that build and maintain market share. The change will also better align the operations of the Company with anticipated changes in accounting the Company believes will be necessitated by the adoption of SAB 101.

        Funeral profit margin from Existing Operations decreased from 28.8 percent in 1999 to 26.6 percent in 2000 due primarily to the reduction in sales of prearranged funeral merchandise as described above.

        The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of funeral homes from November 1998 through October 2000 which were not owned for the entirety of both periods being presented.

        Historically, one of the Company's goals has been to achieve 5 to 7 percent increases annually in the average revenue per funeral service performed by Existing Operations through a combination of price increases and improvements in merchandising. For the year ended October 31, 1999, the average revenue per funeral service performed by existing funeral homes increased 0.7 percent domestically and 3.1 percent worldwide, excluding the effect of foreign currency translation, which was below this objective. Because of intense and growing competition from low-cost funeral service and merchandise providers in certain key markets in fiscal year 1999, the Company lowered its goals for increases in the average revenue per funeral service performed to 2 to 3 percent annually. For the year ended October 31, 2000, the average revenue per funeral service performed by existing funeral homes increased 6.2 percent domestically and 6.8 percent worldwide, excluding the effect of foreign currency translation. Although these results exceeded the Company's goals, the Company is maintaining its goal of increases in average revenue per funeral service performed of 2 to 3 percent going forward, as it is too soon to determine if these results are indicative of a trend. See "Forward-Looking Statements" below.

Cemetery Segment

                                                    Year Ended
                                                    October 31,
                                              -----------------------    Increase
                                                2000         1999       (Decrease)
                                              --------     --------    ------------
                                                        (In millions)
   CEMETERY REVENUE
   Existing Operations .....................  $  252.5     $  292.4    $      (39.9)
   Acquired/Opened Operations ..............      30.4         17.8            12.6
                                              --------     --------    ------------
                                              $  282.9     $  310.2    $      (27.3)
                                              ========     ========    ============
   CEMTERY COSTS
   Existing Operations .....................  $  195.8     $  212.7    $      (16.9)
   Acquired/Opened Operations ..............      24.8         14.0            10.8
                                              --------     --------    ------------
                                              $  220.6     $  226.7    $       (6.1)
                                              ========     ========    ============
   Cemetery Segment Profit .................  $   62.3     $   83.5    $      (21.2)
                                              ========     ========    ============

         Cemetery revenue decreased $27.3 million, or 9 percent, for the year ended October 31, 2000, compared to the corresponding period in 1999. The Company experienced a $39.9 million, or 14 percent, decrease in revenue from Existing Operations resulting primarily from reduced preneed sales. Slightly offsetting this decrease was an approximate $4.0 million, or 13 percent, increase in revenue from cemetery trust funds and escrow accounts to $34.7 million. This increase was due to an increase in the average yield on the funds coupled with an increase in the average balance. The yield for the year was slightly higher than the Company's goal of 8.5 percent to 9.0 percent.

        Changes in the Company's preneed sales strategies during fiscal year 2000, which are detailed in the funeral segment discussion above, had the effect of considerably reducing preneed cemetery sales.

        Cemetery profit margin from Existing Operations decreased from 27.3 percent in 1999 to 22.5 percent in 2000. The decline was attributable principally to reduced preneed sales as described above, coupled with the high fixed-cost nature of the cemetery business.

        The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of cemeteries from November 1998 through October 2000 which were not owned for the entirety of both periods being presented.

Other

        Corporate general and administrative expenses increased approximately $600,000 to 2.7 percent of revenue in fiscal year 2000, as compared to 2.5 percent in fiscal year 1999. The increase was primarily the result of a $2.3 million increase in consulting fees related to the Company's extensive consumer market research project, partially offset by a reduction in corporate development costs, travel costs and executive bonus accruals.

        Net interest expense, which is comprised of gross interest expense of $61.4 million, netted with investment income of $5.1 million, increased $4.1 million during fiscal year 2000 compared to fiscal year 1999. This is due principally to an increase in average interest rates from 6.0 percent in 1999 to 6.4 percent in 2000, coupled with an increase in the average outstanding debt resulting from acquisitions that closed late in 1999. The increase in gross interest expense was partially offset by an approximate $2.6 million increase in investment income generated from increased cash and cash equivalents earning an average rate of 6.9 percent, including funds in foreign jurisdictions earning 8.8 percent.

        In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

        As of October 31, 2000, the Company's outstanding borrowings totaled $950.5 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 65 percent was fixed-rate debt, with the remaining 35 percent subject to short-term variable interest rates averaging approximately 7.2 percent.

Year Ended October 31, 1999 Compared to Year Ended October 31, 1998

Funeral Segment

                                                    Year Ended
                                                    October 31,
                                             --------------------------
                                                1999          1998          Increase
                                             -----------    ----------      --------
                                            (As Reported)  (Pro Forma)
                                                           (In millions)

   FUNERAL REVENUES
   Existing Operations ....................  $     342.9    $    331.1      $   11.8
   Acquired/Opened Operations .............        103.0          34.5          68.5
                                             -----------    ----------      --------
                                             $     445.9    $    365.6      $   80.3
                                             ===========    ==========      ========
   FUNERAL COSTS
   Existing Operations ....................  $     232.0    $    226.8      $    5.2
   Acquired/Opened Operations .............         87.0          33.9          53.1
                                             -----------    ----------      --------
                                             $     319.0    $    260.7      $   58.3
                                             ===========    ==========      ========
   Funeral Segment Profit .................  $     126.9    $    104.9      $   22.0
                                             ===========    ==========      ========

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

        The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of funeral homes from November 1997 through October 1999 which were not owned for the entirety of both periods being presented.

        The Company believes that at-need funeral revenues in some key markets were negatively affected in fiscal year 1999 by (1) intense and growing price competition from low-cost funeral providers and casket stores in some markets, (2) the continuing and accelerating trend toward cremation, and (3) a shift by customers to lower-priced services and merchandise.

Cemetery Segment

                                                 Year Ended
                                                 October 31,
                                            -------------------
                                              1999       1998      Increase
                                            --------  ---------   ----------
                                                    (As Reported)
                                                    (In millions)

   CEMETERY REVENUE
   Existing Operations...................   $  272.6  $   259.5   $     13.1
   Acquired/Opened Operations............       37.6        9.8         27.8
                                            --------  ---------   ----------
                                            $  310.2  $   269.3   $     40.9
                                            ========  =========   ==========
   CEMETERY COSTS
   Existing Operations...................   $  194.9  $   184.8   $     10.1
   Acquired/Opened Operations............       31.8        6.9         24.9
                                            --------  ---------   ----------
                                            $  226.7  $   191.7   $     35.0
                                            ========  =========   ==========
   Cemetery Segment Profit...............   $   83.5  $    77.6   $      5.9
                                            ========  =========   ==========

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

        The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of cemeteries from November 1997 through October 1999 which were not owned for the entirety of both periods being presented.

Other

        In April 1998, the Company achieved the performance goal for the performance-based stock options granted under the Company's 1995 Incentive Compensation Plan. As a result, the Company was required to record a nonrecurring, noncash charge to earnings of approximately $76.8 million (approximately $50.3 million, or $.51 per share, after tax) in April 1998. The repurchase of options by the Company and the exercise of the remaining options resulted in a net cash outlay of approximately $69.4 million.

        Corporate general and administrative expenses declined to 2.5 percent of revenue in fiscal year 1999, as compared to 2.6 percent in fiscal year 1998, despite an aggregate increase of $2.5 million for fiscal year 1999. The increase in these expenses is primarily the result of increasing activities to support the Company's growth, including a $900,000 increase in professional and consulting fees.

        Net interest expense increased $10.4 million during fiscal year 1999 compared to fiscal year 1998, resulting from an increase in average borrowings due principally to acquisition expenditures. This increase was partially offset by a decrease in average interest rates from 6.4 percent in 1998 to 6.0 percent in 1999 and an increase in the investment earnings on excess cash for fiscal year 1999 as compared to 1998.

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

Liquidity and Capital Resources

        Early in fiscal year 2000, the Company's management resolved to improve cash flow and build cash reserves in order to deleverage the Company's balance sheet. The Company's operations provided cash of $87.2 million for the year ended October 31, 2000, compared to $16.4 million for the corresponding period in 1999, due principally to a smaller increase in receivables, coupled with other working capital changes. The smaller increase in receivables resulted from increased cash collections combined with the impact of reduced preneed sales, both attributable to modifications made to the Company's preneed sales strategies for increased cash retention, as discussed in Item 1, under the heading "Operations - Prearrangements." Operating cash flow exceeded the Company's goal of $70 to $75 million for the fiscal year. As a result, the Company had accumulated $98.9 million in cash, cash equivalent investments and marketable securities as of October 31, 2000, an increase of approximately $21.4 million from October 31, 1999.

        The Company's investing activities resulted in a cash outflow of $1.9 million for fiscal year 2000 compared to $208.6 million for fiscal year 1999. The reduction in cash used by investing activities was primarily due to the cessation of acquisition activity in early 2000, as discussed under the heading "The Death Care Industry" in Item 1, and due, to a smaller extent, to an increase in proceeds from the sale of marketable securities and reductions in capital expenditures.

        The Company's financing activities resulted in a cash outflow of $18.8 million for fiscal year 2000, due principally to debt repayments, compared to a cash inflow of $193.9 million for fiscal year 1999. The level of cash provided by financing activities in 1999 resulted from the Company's common stock offering completed in the second quarter of 1999, which was slightly offset by the repurchase of shares of the Company's common stock in the second half of 1999.

        In February 1999, the Company completed the sale of 13.6 million shares of Class A common stock. This resulted in approximately $219 million in net proceeds, which were used principally to repay balances outstanding under its revolving credit facilities.

        The Company paid $2.3 million to current and former employees as a result of a self audit of pay procedures the Company conducted in partnership with the Department of Labor ("DOL"). The payment was made in the fourth quarter of fiscal year 2000. Stewart has revised its pay procedures and is in compliance with DOL payroll regulations. During fiscal year 2000, the Company expensed $1.8 million with the remaining $500,000 to be expensed as preneed funeral services are delivered in future periods.

        The Company has implemented various initiatives to generate cash and reduce debt. For example, the Company has suspended its acquisition activity, restructured its preneed sales activities, limited spending on internal growth initiatives, and on October 5, 2000, the Company's Board of Directors suspended the payment of quarterly dividends on Class A and Class B common stock. Another initiative being considered is the possible sale of some or all of the Company's foreign operations. The Company has engaged an investment banking firm to assist in evaluating and executing this option if the Company should decide to proceed. Currently, the Company is in discussions with several interested parties. A sale of some or all foreign assets could result in a material charge to earnings but could generate significant cash for debt reduction. Also, in addition to the Company's regular communication with the lead bank in its revolving credit facility, during fiscal year 2000 the Company met with all the lenders party to that facility to discuss plans for deleveraging its balance sheet and to develop a workable plan well in advance of the April 2002 maturity date of the Company's revolving credit facility. Any amendments, renegotiations or extensions of the Company's existing revolving credit and senior note agreements are likely to result in higher interest costs to the Company, although the effect of the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with such refinancing. If the Company is not successful in extending or renegotiating its current revolving credit agreement prior to the end of the Company's second quarter of fiscal year 2001, the revolving credit facility would become a current liability.

        The following table reflects future scheduled principal payments or maturities of the Company's long-term debt (in millions):

                                                                                       Other,
                                                                                 Principally Seller
                                                       6.7%            6.4%         Financing of
Year Ending       Revolving                         Public Debt     Public Debt       Acquired
October 31,    Credit Facility      Senior Notes      Notes           Notes          Operations          Total
-----------    ---------------      ------------   -----------     -----------   -------------------    -------
2001           $         -          $       23.8   $      -        $      -      $               5.7    $  29.5
2002                     529.0              23.8          -               -                      4.7      557.5
2003                      -                 23.8          -              200.0                   4.7      228.5
2004                      -                  7.1         100.0            -                      5.0      112.1
2005                      -                 -             -               -                      2.0        2.0
Thereafter                -                 10.0          -               -                      6.1       16.1
               ----------------      ------------   -----------     -----------   -------------------    -------
Subtotal       $          529.0      $       88.5   $     100.0     $     200.0   $              28.2      945.7
               ================      ============   ===========     ===========   ===================
Option premium on Remarketable Or Redeemable Securities ("ROARS")                                            4.8
                                                                                                         -------
  Total long-term debt                                                                                   $ 950.5
                                                                                                         =======

For additional information on the Company's debt, see Note 11 to the Company's consolidated financial statements included in Item 8.

        Long-term debt at October 31, 2000 decreased to $950.5 million compared to $951.4 million at October 31, 1999, as a result of a reduction of debt of $13.3 million in fiscal year 2000, offset by one seller-financed acquisition which closed in the first quarter of fiscal year 2000, although it had been completed in 1999. All of the Company's debt is uncollateralized, except for approximately $14.0 million of term notes incurred principally in connection with acquisitions.

        In September 2000, the Company received regulatory approval in Florida and in November 2000, withdrew approximately $40 million from its funeral trust funds and obtained a bond to guarantee performance under the related contracts in lieu of trusting requirements. The Company agreed to maintain unused credit facilities in the aggregate that will equal or exceed the bond amount related to these contracts. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

        Subsequent to fiscal year 2000, the Company made $24.9 million of regularly scheduled principal payments on its long-term debt and $55.0 million of additional principal payments to reduce the outstanding balance on its revolving credit facility. As a result, as of January 9, 2001, the Company had cash, cash equivalent investments and marketable securities of approximately $70 million and outstanding long-term debt of $870.6 million.

        The most restrictive of the Company's credit agreements require it to maintain a debt-to-equity ratio no higher than 1.25 to 1.0. The Company has managed its capitalization within that limit, with a ratio of total debt to equity of .9 to 1.0 as of October 31, 2000 and 1999. As of January 16, 2001, the Company had a debt-to-equity ratio of approximately .8 to 1.0 and $472.7 million of additional borrowing capacity within this parameter, of which $79.4 million was available under its revolving credit facility after providing for the amount that the Company agreed would remain unused related to the bonding transaction discussed above.  Additionally, the most restrictive of the Company's credit agreements require it to maintain a coverage ratio, as defined by the agreement, of 2.25 to 1.0.

        On December 8, 1999, Moody's Investors Service ("Moody's") announced that it had lowered the Company's credit rating to Ba2 and on August 3, 2000, announced that it had lowered the Company's credit rating to Ba3. On February 22, 2000, Standard & Poor's ("S&P") announced that it had lowered the Company's credit rating to BB+ and on July 12, 2000, announced that it had lowered the Company's credit rating to BB. Previously, the Company's credit ratings from Moody's and S&P were Baa3 and BBB, respectively. Interest paid by the Company on its revolving line of credit is based in part on its credit ratings from Moody's and S&P and is currently at its maximum pricing under the existing agreement. The downgrades are estimated to have had an effect of less than $1 million on the Company's annual net earnings.

        The Company's ratio of earnings to fixed charges was as follows:

                                      Years Ended October 31,
                        ---------------------------------------------
                        1996      1997      1998       1999      2000
                        ----      ----      ----       ----      ----
                        3.98      3.65(1)   2.38(2)    3.43(1)   2.57

(1)	Excludes the cumulative effect of change in accounting principles.
(2)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

        For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of gross interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. Fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal year 1996 reflects the Company's previous accounting methods that were in effect at that time.

        During fiscal year 2000, the Company completed the acquisition of four cemeteries through seller financing at a net purchase price of $5.3 million.

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

        As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company began to develop strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal year 2000, the Company focused on liquidity, leverage and cash flow. Additional information can be found in Item 1 under the heading "Initiatives - Cash Flow Initiatives." As of January 16, 2001, the Company had no pending acquisitions.

        The Company's current growth strategy focuses on achieving internal growth from existing operations and from new initiatives. For example, during fiscal year 2000, the Company began to implement programs based on the results of its comprehensive study of consumer preferences. The Company has begun to offer more personalized services and products and has enhanced its funeral arranger training. The Company has also created a new Sales and Marketing Division to strengthen sales effectiveness and create consistency in marketing, sales and training. Additional information about the Company's internal growth initiatives is contained in the section titled "Initiatives" in Item 1.

        During fiscal year 2000, the Company opened three new funeral homes in an operating partnership with the Archdiocese of Los Angeles. The fourth Archdiocese of Los Angeles funeral home opened during the first fiscal quarter of 2001, and a fifth funeral home is currently under construction. The operating partnerships enable the Company to build a total of nine funeral homes on cemetery land owned by the Archdiocese. Thus far, the number of families serviced by the Archdiocese funeral homes has exceeded management's expectations.

        Although the Company has no material commitments for fiscal year 2001 (other than approximately $7.0 million related to construction of the Archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of approximately $28.0 million for the fiscal year ending October 31, 2001, which includes $10.0 million in internal growth initiatives (including the construction of the Archdiocese of Los Angeles funeral homes) and approximately $18.0 million for maintenance capital expenditures.

        With potential long-term debt maturities of $557.5 million, $228.5 million and $112.1 million in fiscal years 2002, 2003 and 2004, respectively, management of liquidity and capitalization represents a significant short- and medium-term priority for the Company. The Company believes that its ability to meet its future capital requirements will depend primarily upon the successful implementation of its strategies to provide cash from operations and generate cash from other sources, such as the sale of some or all of its foreign operations, and its ability to refinance its revolving credit facility and public debt prior to or at their maturities.

 Inflation

         Inflation has not had a significant impact on the Company's United States operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are amendments to the accounting and reporting standards of SFAS No. 133 and must be adopted concurrently with SFAS No. 133. SFAS No. 133 is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS Nos. 133, 137 and 138 on its consolidated financial condition and results of operations, and the pronouncements are not expected to have an impact on the Company's consolidated statement of earnings. It is estimated that the adoption of the new standards will result in an increase in shareholders' equity of approximately $4.7 million. This estimate is based on market information and the fair value of the Company's three-year interest rate swap as of October 31, 2000. The actual effect on the Company's financial statements will depend on the fair value of the swap at the date of adoption.

        The Company and other industry participants continue to discuss directly with the staff of the SEC the application of its recently issued SAB 101 as it relates to prearranged sales activities. SAB 101, which applies to all companies and was not directed at the death care industry, emphasizes among other matters the importance of physical delivery of a product or service to justify the recognition of revenue. Based on currently available information, the Company believes that the implementation of SAB 101 will require a deferral of previously recorded revenue associated with prearranged sales. The amounts deferred will be recognized in future years as the products and services that have been bought and paid for are ultimately delivered.

        Based on the tentative agreement with the SEC staff, the Company estimates that although there will be no negative impact on cash flow, had it adopted SAB 101 in fiscal year 2000, before adjusting for the cumulative effect, the implementation would have reduced earnings by a range of $0.09 to $0.13 per share. The Company also estimates that had SAB 101 been adopted in fiscal year 2000, it would have resulted in a nonrecurring, noncash $250.0 million to $275.0 million after-tax charge for the cumulative effect of the changes. Implementation of SAB 101 would have resulted in an additional backlog that would have produced approximately $1 billion of revenue in the future as these prepaid products and services are delivered. Based on what the Company currently knows, the implementation of SAB 101 should not cause a violation of any financial covenants in its debt agreements. The SEC and the industry have not reached a final resolution of these discussions, but the Company anticipates that they will be finalized shortly. The Company is not required to implement the new accounting guidance until the fourth fiscal quarter of 2001 but may choose to implement the guidance earlier.

        Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

Forward-Looking Statements

        Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The Company recently revised its short-term outlook and goals. Management's current goal is to continue to increase its average revenue per funeral service performed worldwide at least 2 to 3 percent annually. The Company's goal is to grow its cemetery sales by 2 percent over 2000 with costs increasing 1 percent. Fiscal year 2001 goals also include spending $10.0 million on internal growth initiatives. The current tax rate anticipated for fiscal year 2001 is 36.5 percent, and the Company's weighted average cost of debt as of October 31, 2000, was 6.7 percent. During fiscal year 2001, the Company plans to continue its focus on improving liquidity and leverage. See "Liquidity and Capital Resources" above. Any refinancing of the Company's debt is likely to be at interest rates substantially higher than those currently in effect, although the effect of the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with such refinancing.

        Absent any nonrecurring charges related to the cumulative effect of implementing SAB 101 and any asset sales, the Company's current goal for fiscal year 2001 is earnings per share consistent with fiscal year 2000, and the Company's goal is to increase earnings per share for fiscal year 2002 with accelerating improvement thereafter. The Company's goal is $80 to $90 million in cash flow from operations in fiscal year 2001.

        The Company's cash flow initiatives detailed in Item 1 under the heading "Initiatives - Cash Flow Initiatives" include analyzing the benefits associated with the sale of some or all of its foreign operations and analyzing excess cemetery property, under-performing assets and real estate for sale or re-deployment. The potential sale of some or all foreign operations could result in a material charge to earnings but could generate significant cash for debt reduction.

        In response to changes in the acquisition market discussed in Item 1 under the heading "The Death Care Industry," the Company has not included acquisitions in its growth expectations for fiscal year 2001 and beyond.

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

        (1)    The Company's ability to achieve its revenue goals and the corresponding cash flows from operations are affected by the volume, mix and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned levels of volume, mix or prices could cause the Company not to meet anticipated revenue goals. The ability of the Company to achieve planned volume, mix or price levels at any location depends on numerous factors, including the local economy, the local death rate, cremation rates, competition and consumer preferences. Furthermore, the Company may experience pricing pressures from low-cost funeral service and merchandise providers, which could result in reduced volume or having to reduce funeral service and merchandise prices in order to recapture market share where appropriate.

        (2)    Preneed cemetery sales are a significant component of the Company's cemetery revenue. The Company sets very aggressive preneed sales targets. The inability of the Company to achieve the planned level of sales could cause a shortfall in anticipated levels of revenue and net income. Changes in the sales organization, compensation thereof and sales terms and conditions of the Company's preneed contracts could affect the Company's ability to achieve its preneed sales targets.

        (3)    Morale is a key ingredient in any sales organization, and morale can be adversely affected by numerous factors, including aggressive sales targets that make it difficult for the Company's approximately 2,000 commissioned sales counselors to achieve their goals.

        (4)    When acquiring businesses, the Company set pro forma levels at which it expected those businesses to perform based on the mix of traditional services and cremation services the businesses had historically delivered and how the Company expected each business to perform over the following 12 months. As the Company typically charges a higher price for a traditional service than a cremation service, material changes in the types of services delivered from those assumed in the pro forma could affect the level of anticipated revenue generated by those businesses. Additionally, although a cremation service can yield a higher margin than a traditional service, it generally produces lower revenue and a lower total gross profit.

        (5)    The ability of the Company to increase or sustain current price levels and retain market share is affected by local competition in the Company's markets, including competition from low-cost funeral providers and casket stores, as well as consumer preferences.

        (6)    Another important component of revenue is earnings from the Company's cemetery trust funds and escrow accounts, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The returns on the Company's prearranged funeral trust funds and escrow accounts affect the Company's future revenue. The performance of the funds depends primarily on market conditions that are not within the Company's control. Additionally, the performance of the funds is affected by the mix of fixed-income and equity securities. The size of the funds depends on the level of sales, funds added through acquisitions, if any, funds removed from the trust as preneed contracts turn at-need and the amount of returns that are reinvested.

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

        (9)    In order to address its long-term debt maturities over the next three to four fiscal years, the Company is considering selling some or all of its foreign operations. Given the current market environment, no assurance can be given that foreign assets can be sold. It is likely that sales of operations in certain markets will be at prices below the carrying values of those assets and could result in a material charge to earnings but could generate significant cash for debt reduction. Sales of some or all foreign operations could result in a material reduction in revenue and, to a lesser extent, net earnings.

        (10)    The Company's planned cash flow initiatives for 2001 include analysis and possible sale or re-deployment of excess cemetery property, under-performing assets and real estate that would be more valuable if converted to another use. No assurance can be given, however, that any significant portion of the Company's assets can be sold, re-deployed or converted on a profitable basis or that doing so will not result in a material charge to earnings.

        (11)    The Company first entered foreign markets in the fourth quarter of fiscal year 1994, and no assurance can be given that the Company will continue to be successful in operating in foreign markets or that any operations in foreign markets will yield results comparable to those realized through the Company's expansion in the United States.

        (12)    Historically, in order to support its rapid growth, the Company has periodically accessed capital markets including the secondary equity and debt markets, and the Company may need to continue to do so in order to support future growth or to meet existing operating and debt service requirements even in the absence of significant future growth. The Company's ability to access these capital markets successfully in the future will depend on numerous factors, including the Company's financial performance, stock market performance, changes in interest rates, any changes in the Company's credit ratings and perceptions in the capital markets regarding the death care industry, the Company's performance and future prospects. Additionally, any amendments, renegotiations or extensions of existing debt agreements are likely to result in higher interest costs to the Company.

        (13)    The Company and other industry participants continue to discuss directly with the staff of the SEC the application of its recently issued SAB 101 as it relates to prearranged sales activities. A discussion of the potential implications of SAB 101 is contained under the heading "Recent Accounting Standards."

        (14)    While the Company does not anticipate that a majority of consumers will make their preneed or at-need purchasing decisions over the Internet, no assurance can be given of the impact of technological changes on the Company's business nor of the effects of market acceptance of advances in technology made by the Company or its competitors.

        (15)    The Company's ability to remain in compliance with the restrictions of its debt agreements is affected by several factors, including the Company's earnings and fixed charges. The Company's ability to achieve projected earnings and fixed charges depends upon many uncertainties, including each of the factors discussed herein.

        (16)    In addition to the factors discussed above, earnings per share and cash flow from operations may be affected by other important factors, including the following:
(a)	The ability of the Company to achieve projected economies of scale in markets where it has "clusters" or combined facilities.
(b)	Whether recently acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of these recently acquired businesses.
(c)	The ability of the Company to achieve projected revenues and earnings from recently constructed businesses.
(d)	The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems and retaining or attracting key personnel, among other things.
(e)	The amount and rate of growth in the Company's general and administrative expenses.
(f)	Changes in interest rates and the Company's credit ratings, which can increase or decrease the interest rates the Company pays on borrowings with variable rates of interest and the rates it will be required to pay on new fixed- or variable-rate debt.
(g)	The Company's debt-to-equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed- or variable-interest rates.
(h)	The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.
(i)	Changes in government regulation, including tax rates and their effects on corporate structure.
(j)	Changes in inflation and other general economic conditions affecting financial markets, both domestically and internationally (e.g., marketable security values as well as exchange rate fluctuations).
(k)	Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.
(l)	Changes in accounting policies and practices adopted voluntarily or required to be adopted by accounting principles generally accepted in the United States of America.
(m)	The effects and timing of possible asset sales.

        The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

        The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities, foreign currency exchange rates, and interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading." The Company's exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets, foreign currency exchange rates or interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, foreign currency exchange rates, interest rates and the timing of transactions.

Marketable Equity Securities

        As of October 31, 2000 and 1999, the Company's marketable equity securities subject to market risk consist principally of investments held by its prearranged funeral, merchandise and perpetual care trust and escrow accounts and had fair values of $463.3 million and $447.9 million, respectively, determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $46.3 million and $44.8 million, respectively, in the fair value of such accounts.

        The Company's prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5 and 6 to the Company's consolidated financial statements included in Item 8. Generally, the Company's wholly-owned subsidiary, Investors Trust, Inc., serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company's Board of Directors with the assistance of  professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Foreign Currency

        The Company's foreign subsidiaries receive revenues and pay expenses in a number of foreign currencies. For the fiscal years ended October 31, 2000 and 1999, each 10 percent change in the average exchange rate between such currencies and the U.S. dollar would result in changes of approximately $2.8 million and $3.1 million, respectively, in the Company's pre-tax earnings.

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

        As of October 31, 2000 and 1999, the carrying values of the Company's long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $433.9 million and $435.0 million, respectively, compared to fair values of $305.0 million and $372.6 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 265 and 125 basis points for 2000 and 1999, respectively, would result in changes of approximately $13.3 million and $12.0 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

        In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement, which became effective March 4, 1999, effectively converted $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap based on quoted market prices was $4.7 million and $6.1 million as of October 31, 2000 and 1999, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $2.8 million and $4.7 million in the fair value of this instrument as of October 31, 2000 and 1999, respectively.

        As of October 31, 2000 and 1999, the carrying values of the Company's borrowings outstanding under its revolving credit facility, including accrued interest, were $529.0 million and $533.1 million, respectively, compared to fair values of $512.2 million and $524.9 million, respectively. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the borrowings outstanding under the revolving credit facility, $329.0 million as of October 31, 2000 and 1999 was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.0 million and $1.2 million, respectively, in the Company's pre-tax earnings as of October 31, 2000 and 1999, respectively. Any refinancing of the Company's revolving credit facility is likely to be at interest rates substantially higher than those currently in effect, although the effect of the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with such refinancing.

        The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

        As of October 31, 2000 and 1999, the Company's fixed-income securities subject to market risk consisted principally of investments in its prearranged funeral, merchandise and perpetual care trust and escrow accounts and had aggregate quoted market values of $275.2 million and $254.9 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $9.0 million and $8.6 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

        As of October 31, 2000 and 1999, the Company's money market and other short-term investments subject to market risk had fair values of $351.0 million and $359.4 million, respectively. The Company's prearranged funeral trust funds contained $232.0 million and $250.2 million of these money market and other short-term investments as of October 31, 2000 and 1999, respectively. Under the Company's current accounting methods adopted in fiscal year 1999 as described in Note 3 to the Company's consolidated financial statements included in Item 8, a change in the average interest rate earned by the Company's prearranged funeral trust funds would not result in a change in the Company's current pre-tax earnings. As such, as of October 31, 2000 and 1999, only $119.0 million and $109.2 million of these short-term investments were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 70 and 50 basis points for 2000 and 1999, respectively, would result in changes of approximately $800,000 and $500,000 in the Company's pre-tax earnings.

        The fixed-income securities, money market and other short-term investments owned by the Company are principally invested in its prearranged funeral, merchandise and perpetual care trust and escrow accounts which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

Item 8. Financial Statements and Supplementary Data

    Index to Consolidated Financial Statements

                                                                                   Page
                                                                                  ------
      Report of Independent Accountants...........................................  36
      Consolidated Statements of Earnings for the Years Ended October 31,
        2000, 1999 and 1998.......................................................  37
      Consolidated Balance Sheets as of October 31, 2000 and 1999.................  38
      Consolidated Statements of Shareholders' Equity for the Years Ended
        October 31, 2000, 1999 and 1998...........................................  40
      Consolidated Statements of Cash Flows for the Years Ended October 31,
        2000, 1999 and 1998.......................................................  42
      Notes to Consolidated Financial Statements..................................  44

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 3 to the financial statements, the Company changed its method of accounting for funeral services investment trust fund earnings in 1999.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 12, 2000, except for
Note 19 as to which the date is
January 9, 2001

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

                                                            Year Ended October 31,
                                                      ---------------------------------
                                                          2000       1999      1998
                                                      ----------  ---------  ----------
Revenues:
  Funeral..........................................   $  451,852  $ 445,877  $  379,095
  Cemetery.........................................      282,949    310,231     269,270
                                                      ----------  ---------  ----------
                                                         734,801    756,108     648,365
                                                      ----------  ---------  ----------
Costs and expenses:
  Funeral..........................................      335,163    319,002     260,669
  Cemetery.........................................      220,598    226,705     191,712
                                                      ----------  ---------  ----------
                                                         555,761    545,707     452,381
                                                      ----------  ---------  ----------
  Gross profit.....................................      179,040    210,401     195,984
Corporate general and administrative expenses......       19,763     19,161      16,621
                                                      ----------  ---------  ----------
  Operating earnings before performance-based
    stock options..................................      159,277    191,240     179,363
Performance-based stock options....................          -          -        76,762
                                                      ----------  ---------  ----------
  Operating earnings...............................      159,277    191,240     102,601
Interest expense, net..............................      (56,284)   (52,174)    (41,792)
Other income, net..................................        2,194      3,485       4,155
                                                      ----------  ---------  ----------
  Earnings before income taxes and cumulative
    effect of change in accounting principle.......      105,187    142,551      64,964
Income taxes.......................................       38,393     52,031      23,062
                                                      ----------  ---------  ----------
  Earnings before cumulative effect of
    change in accounting principle.................       66,794     90,520      41,902

Cumulative effect of change in accounting principle
  (net of $28,798 income tax benefit in 1999)
  (Note 3).........................................          -      (50,101)       -
                                                      ----------  ---------  ----------
  Net earnings.....................................   $   66,794  $  40,419  $   41,902
                                                      ==========  =========  ==========
Basic earnings per common share:
  Earnings before cumulative effect of change in
    accounting principle...........................   $      .63  $     .84  $      .43
  Cumulative effect of change in accounting
    principle......................................         -          (.47)       -
                                                      ----------  ---------  ----------
  Net earnings.....................................   $      .63  $     .37  $      .43
                                                      ==========  =========  ==========
Diluted earnings per common share:
  Earnings before cumulative effect of change in
    accounting principle...........................   $      .63  $     .84  $      .43
  Cumulative effect of change in accounting
    principle......................................         -          (.47)       -
                                                      ----------  ---------  ----------
  Net earnings.....................................   $      .63  $     .37  $      .43
                                                      ==========  =========  ==========
Weighted average common shares outstanding
    (in thousands):
  Basic............................................      106,600    107,452      97,691
                                                      ==========  =========  ==========
  Diluted..........................................      106,603    107,834      98,444
                                                      ==========  =========  ==========
Pro forma amounts assuming change in accounting
  principle was applied retroactively:
  Net earnings.....................................                          $   33,199
                                                                             ==========
  Basic earnings per common share..................                          $      .34
                                                                             ==========
  Diluted earnings per common share................                          $      .34
                                                                             ==========

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                       October 31,
                                            -------------------------------
                   ASSETS                       2000                1999
                   ------                   -----------         -----------

Current assets:
  Cash and cash equivalent investments .... $    91,595         $    30,877
  Marketable securities ...................       7,273              46,549
  Receivables, net of allowances ..........     177,474             176,215
  Inventories .............................      60,649              51,431
  Prepaid expenses ........................       4,063               5,997
                                            -----------         -----------
   Total current assets ...................     341,054             311,069
Receivables due beyond one year, net of
   allowances .............................     217,073             237,578
Intangible assets .........................     668,462             673,361
Deferred charges ..........................     126,158             109,436
Cemetery property, at cost ................     441,646             424,032
Property and equipment, at cost:
  Land ....................................      78,736              83,237
  Buildings ...............................     353,189             329,721
  Equipment and other .....................     161,223             158,722
                                            -----------         -----------
                                                593,148             571,680
  Less accumulated depreciation ...........     145,219             124,635
                                            -----------         -----------
  Net property and equipment ..............     447,929             447,045
Long-term investments .....................       4,203              16,812
Merchandise trust, less estimated
  cost to deliver .........................      85,969              58,999
Other assets ..............................       4,514               5,548
                                            -----------         -----------
                                            $ 2,337,008         $ 2,283,880
                                            ===========         ===========

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                       October 31,
                                            -------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY       2000                 1999
     ------------------------------------   ----------           ----------
Current liabilities:
  Current maturities of long-term debt....  $   29,857           $   12,582
  Accounts payable........................      20,342               21,802
  Accrued payroll.........................      17,433               21,784
  Accrued insurance.......................      16,470               11,535
  Accrued interest........................      13,039               16,757
  Accrued other...........................      22,084               26,328
  Income taxes payable....................          -                 5,495
  Deferred income taxes...................      15,251               17,193
                                            ----------           ----------
   Total current liabilities..............     134,476              133,476
Long-term debt, less current maturities...     920,670              938,831
Deferred income taxes.....................      83,740               81,434
Deferred revenue..........................     108,744               64,961
Other long-term liabilities...............      14,721                8,566
                                            ----------           ----------
   Total liabilities......................   1,262,351            1,227,268
                                            ----------           ----------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Preferred stock, $1.00 par value,
   5,000,000 shares authorized;
   no shares issued.......................       -                    -
  Common stock, $1.00 stated value:
   Class A authorized 150,000,000 shares;
     issued and outstanding 103,277,329
     and 102,664,572 shares at October
     31, 2000 and 1999, respectively.....      103,277              102,664
   Class B authorized 5,000,000 shares;
     issued and outstanding 3,555,020
     shares at October 31, 2000 and 1999;
     10 votes per share; convertible into
     an equal number of Class A shares...        3,555                3,555
  Additional paid-in capital.............      673,658              671,891
  Retained earnings......................      407,398              347,002
  Cumulative foreign translation
    adjustment...........................     (103,553)             (65,152)
  Unrealized depreciation of investments.       (9,678)              (3,348)
                                            ----------           -----------
   Total shareholders' equity............    1,074,657           $ 1,056,612
                                            ----------           -----------
                                            $2,337,008           $ 2,283,880
                                            ==========           ===========

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

                                          Common Stock                                                 Unrealized
                                  -------------------------                              Cumulative   Appreciation,
                                  Shares -                       Additional                Foreign   (Depreciation)      Total
                                  Classes A                       Paid-in     Retained   Translation       of       Shareholders'
                                  and B(1)         Amount         Capital     Earnings   Adjustment   Investments       Equity
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
                                       (In thousands)

Balance October 31, 1997              97,363(2)   $  97,363       $ 477,499   $279,104   $   (36,609) $       2,213 $     819,570

Comprehensive income:
  Net earnings ..................                                               41,902                                     41,902

  Other comprehensive income:
    Foreign translation
      adjustment ................                                                            (28,278)                     (28,278)
    Unrealized depreciation of
      investments ...............                                                                            (5,242)       (5,242)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ............                                                                             1,861         1,861
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
    Total other comprehensive
      income ....................                                                            (28,278)        (3,381)      (31,659)
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
  Total comprehensive income ....                                               41,902       (28,278)        (3,381)       10,243
Issuance of common stock ........         68             68           1,320                                                 1,388

Subsidiaries acquired with
  common stock ..................        294            294           7,411                                                 7,705
Stock options exercised .........        637            637          14,714                                                15,351
Purchase and retirement of common
  stock .........................       (334)          (334)         (8,767)                                               (9,101)
Dividends ($.06 per share)(1)....                                               (5,866)                                    (5,866)
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
Balance October 31, 1998 ........     98,028(2)   $  98,028      $  492,177   $315,140   $   (64,887) $      (1,168)$     839,290
                                  ==========      =========      ==========   ========   ===========  ============= =============

Comprehensive income:
  Net earnings ..................                                               40,419                                     40,419

  Other comprehensive income:
    Foreign translation
      adjustment ................                                                               (265)                        (265)
    Unrealized depreciation of
      investments ...............                                                                            (3,433)       (3,433)
    Deferred income tax benefit
      on unrealized depreciation
      of investments ............                                                                             1,253         1,253
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
    Total other comprehensive
      income ....................                                                               (265)        (2,180)       (2,445)
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
  Total comprehensive income ....                                               40,419          (265)        (2,180)       37,974
Sales and issuance of
  common stock ..................     13,741         13,741         206,713                                               220,454
Subsidiaries acquired with
  common stock ..................         19             19             281                                                   300
Stock options exercised .........         11             11              91                                                   102
Purchase and retirement of common
  stock .........................     (5,580)        (5,580)        (27,371)                                              (32,951)
Dividends ($.08 per share).......                                               (8,557)                                    (8,557)
                                  ----------      ---------      ----------   --------   -----------  ------------- -------------
Balance October 31, 1999 ........    106,219(2)   $ 106,219      $  671,891   $347,002   $   (65,152) $      (3,348)$   1,056,612
                                  ==========      =========      ==========   ========   ===========  ============= =============

                                                                                                                      (continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

                                         Common Stock
                                  -------------------------                              Cumulative      Unrealized
                                  Shares -                       Additional                Foreign      Depreciation    Total
                                  Classes A                       Paid-in     Retained   Translation        of       Shareholders'
                                  and B           Amount          Capital     Earnings   Adjustment    Investments     Equity
                                  ----------    -----------     -----------  ----------  ------------  ------------  ------------
                                     (In thousands)

Balance October 31, 1999........     106,219(2) $   106,219     $   671,891   $ 347,002  $    (65,152) $     (3,348) $  1,056,612

Comprehensive income:
  Net earnings..................                                                 66,794                                    66,794

  Other comprehensive income:
    Foreign translation
      adjustment................                                                              (38,401)                    (38,401)
    Unrealized depreciation of
      investments...............                                                                             (9,969)       (9,969)
    Deferred income tax benefit
      on unrealized depreciation
      of investments............                                                                              3,639         3,639
                                  ----------    -----------     ------------  ----------  ------------ ------------  ------------

    Total other comprehensive
      income....................                                                               (38,401)      (6,330)      (44,731)
                                  ----------    -----------     ------------  ----------  ------------ ------------  ------------
  Total comprehensive income....                                                  66,794       (38,401)      (6,330)       22,063

Issuance of common stock........         613            613            1,767                                                2,380

Dividends ($.06 per share)......                                                  (6,398)                                  (6,398)
                                  ----------    -----------     ------------  ----------  ------------ ------------  ------------
Balance October 31, 2000........     106,832(2) $   106,832     $    673,658  $  407,398  $   (103,553)$     (9,678) $  1,074,657
                                  ==========    ===========     ============  ==========  ============ ============  ============

(1)	Share and per share information has been adjusted to give effect to a two-for-one common stock split effective April 24, 1998.
(2)	Includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

                                                                             Year Ended October 31,
                                                               ---------------------------------------------
                                                                    2000             1999           1998
                                                               -------------    ------------   -------------
Cash flows from operating activities:
  Net earnings ..............................................  $      66,794    $     40,419   $      41,902
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Performance-based stock options ..........................            -               -            76,762
   Depreciation and amortization  ...........................         54,267          50,620          38,742
   Provision for doubtful accounts ..........................         35,877          33,914          28,325
   Cumulative effect of change in accounting principle ......            -            50,101               -
   Net gains on sales of marketable securities ..............         (1,079)         (4,221)         (2,727)
   Provision for deferred income taxes ......................          9,001          11,139             532
   Changes in assets and liabilities, net of effects
     from acquisitions:
     Increase in prearranged funeral trust receivables ......            -               -            (8,252)
     Increase in other receivables ..........................        (20,897)       (108,610)        (90,997)
     Increase in deferred charges and intangible assets .....         (6,064)         (7,987)        (11,306)
     Increase in inventories and  cemetery  property ........        (16,336)        (18,831)        (15,343)
     Increase (decrease) in accounts payable and accrued
       expenses .............................................         (6,751)            683           6,517
     Increase in merchandise trust, less estimated cost to
       deliver merchandise ..................................        (31,541)        (28,761)        (20,641)
     Increase (decrease) in other ...........................          3,967          (2,041)          2,916
                                                               -------------    ------------   -------------

   Net cash provided by operating activities ................         87,238          16,425          46,430
                                                               -------------    ------------   -------------

Cash flows from investing activities:
  Changes in prearranged funeral activity, net ..............        (17,687)        (10,807)        (24,026)
  Proceeds from sale of marketable securities ...............         65,100          42,240          19,039
  Purchases of marketable securities and
    long-term investments ...................................        (13,771)        (26,185)        (30,438)
  Purchases of subsidiaries, net of cash, seller
    financing and stock issued ..............................           (804)       (162,032)       (223,414)
  Additions to property and equipment .......................        (36,017)        (54,883)        (44,805)
  Other .....................................................          1,326           3,111               2
                                                               -------------    ------------   -------------
   Net cash used in investing activities ....................         (1,853)       (208,556)       (303,642)
                                                               -------------    ------------   -------------

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

                                                                        Year Ended October 31,
                                                               -------------------------------------------
                                                                  2000             1999           1998
                                                               -----------      -----------    -----------
Cash flows from financing activities:
  Proceeds from long-term debt.............................         8,366           247,579        602,782
  Repayments of long-term debt.............................       (23,150)         (232,775)      (270,682)
  Retirement of performance-based stock options............          -                 -           (69,431)
  Issuance of common stock.................................         2,380           220,556         11,738
  Purchase and retirement of common stock..................          -              (32,951)        (9,101)
  Dividends................................................        (6,398)           (8,557)        (5,866)
                                                              -----------       -----------    -----------
   Net cash provided by (used in) financing activities.....       (18,802)          193,852        259,440
                                                              -----------       -----------    -----------

Effect of exchange rates on cash and cash equivalents......        (5,865)           (1,577)        (3,135)
                                                              -----------       -----------    -----------

Net increase (decrease) in cash............................        60,718               144          (907)
Cash and cash equivalents, beginning of year...............        30,877            30,733        31,640
                                                              -----------       -----------    ----------
Cash and cash equivalents, end of year.....................   $    91,595       $    30,877    $   30,733
                                                              ===========       ===========    ==========

Supplemental cash flow information:
  Cash paid during the year for:
   Income taxes............................................   $    30,400     $    48,900   $    8,900
   Interest................................................   $    65,100     $    51,400   $   38,000

Noncash investing and financing activities:
  Subsidiaries acquired through seller financing...........   $    13,900     $     1,600   $   16,200
  Subsidiaries acquired with common stock..................   $      -        $       300   $    7,705

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1)     The Company

        Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in North America. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services. For the year ended October 31, 2000, the funeral and cemetery segments contributed approximately 61 percent and 39 percent, respectively, of consolidated total revenues and 65 percent and 35 percent, respectively, of consolidated total gross profit.

        As of October 31, 2000, the Company owned and operated 627 funeral homes and 163 cemeteries in 30 states within the United States and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. The Company commenced its international operations in Mexico in fiscal year 1994 and entered Australia in fiscal year 1995, New Zealand and Canada in fiscal year 1996, Spain and Portugal in fiscal year 1997, and the Netherlands, Argentina, France and Belgium in fiscal year 1998. For fiscal year 2000, foreign operations contributed approximately 20 percent of consolidated total revenue and, as of October 31, 2000, represented approximately 19 percent of consolidated total assets.

(2)     Summary of Significant Accounting Policies

         (a)    Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         (b)    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities and long-term investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair value of the Company's long-term floating rate debt is estimated using future cash flows discounted at market rates for similar types of borrowing

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies--(Continued)

arrangements. The fair value of the Company's long-term fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements. See Note 11.

        (d)    Inventories

        Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories.

        (e)    Depreciation and Amortization

        Buildings and equipment are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 2000, 1999 and 1998, depreciation expense totaled approximately $28,938, $25,418 and $21,094, respectively.

        Goodwill, or costs in excess of net assets of companies acquired, totaled approximately $667,128 and $669,790 as of October 31, 2000 and 1999, respectively, and is amortized principally over 40 years using the straight-line method. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted expected future cash flows. Other intangible assets are amortized over five years using the straight-line method. Accumulated amortization was $82,944 and $63,300 as of October 31, 2000 and 1999, respectively.

        (f)    Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity.

        During fiscal year 1998, the Company reported translation adjustments for its Mexican operations under the method prescribed for highly inflationary economies. Under that method, foreign currency translation adjustments are reflected in results of operations, instead of in shareholders' equity. This change did not have a material effect on the Company's results of operations for fiscal year 1998.

        As of January 1, 1999, the Mexican economy was no longer considered highly inflationary according to the SEC staff. Accordingly, subsequent to January 1, 1999, gains and losses resulting from translation of the financial statements of the Company's Mexican operations are reflected in shareholders' equity and the functional currency used by our Mexican operations returned to the Mexican peso. These changes did not have a material effect on the Company's results of operations for fiscal years 2000, 1999 and 1998.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies--(Continued)

        (g)    Funeral Revenue

        The Company sells prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery in jurisdictions where such sales are included in funeral and insurance contracts. The Company considers prearranged funeral contracts to be investments in future funeral revenue made to retain and expand future market share. Accordingly, the cash flow item related to prearranged funeral contracts, "changes in prearranged funeral activity, net," has been classified as cash flows from investing activities.

        Commissions and direct marketing costs relating to prearranged funeral services and prearranged funeral merchandise sales are accounted for in the same manner as the revenue to which they relate. Where revenue is deferred, the related commissions and direct marketing costs are deferred and amortized as the funeral contracts are delivered. Conversely, where revenues are recognized currently, the related costs are expensed as incurred. Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred.

        Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company or through insurance. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser's option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer. Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. When prearranged funeral services and merchandise are funded through third-party insurance policies purchased by customers from third-party insurance companies, the Company earns a commission on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds are available to the Company as funeral services and merchandise are delivered.

        Effective November 1, 1998, the Company changed its method of accounting for prearranged funeral trust earnings. See Note 3.

        Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

        (h)    Cemetery Revenue

        The Company recognizes income currently from the sale of unconstructed mausoleum crypts to the extent it has available inventory. Costs of mausoleum and lawn crypts sold but not yet constructed are based upon management's estimated cost to construct those items.

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

        Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trust funds. The income from these funds, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the consolidated financial statements. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

        Some of the Company's sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.

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

        (j)    Earnings Per Common Share

        Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's time-vest stock options) had been issued during each period. See Note 12. The Company's share and per share amounts have been adjusted for a two-for-one common stock split effective April 24, 1998.

        (k)    Recent Accounting Standards

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies--(Continued)

Derivative Instruments and Certain Hedging Activities," are amendments to the accounting and reporting standards of SFAS No. 133 and must be adopted concurrently with SFAS No. 133. SFAS No. 133 is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company has begun its analysis of the impact of SFAS Nos. 133, 137 and 138 on its consolidated financial condition and results of operations, and the pronouncements are not expected to have an impact on the Company's consolidated statement of earnings. It is estimated that the adoption of the new standards will result in an increase in shareholders' equity of approximately $4,693. This estimate is based on market information and the fair value of the Company's three-year interest rate swap as of October 31, 2000. The actual effect on the Company's financial statements will depend on the fair value of the swap at the date of adoption.

        The Company and other industry participants continue to discuss directly with the staff of the Securities and Exchange Commission ("SEC") the application of its recently issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB 101") as it relates to prearranged sales activities. SAB 101, which applies to all companies and was not directed at the death care industry, emphasizes among other matters the importance of physical delivery of a product or service to justify the recognition of revenue. Based on currently available information, the Company believes that the implementation of SAB 101 will require a deferral of previously recorded revenue associated with prearranged sales. The amounts deferred will be recognized in future years as the products and services that have been bought and paid for are ultimately delivered.

        Based on the tentative agreement with the SEC staff, the Company estimates that although there will be no negative impact on cash flow, had it adopted SAB 101 in fiscal year 2000, before adjusting for the cumulative effect, the implementation would have reduced earnings by a range of $0.09 to $0.13 per share. The Company also estimates that had SAB 101 been adopted in fiscal year 2000, it would have resulted in a nonrecurring, noncash $250,000 to $275,000 after-tax charge for the cumulative effect of the changes. This would have resulted in an additional backlog that would have produced approximately $1 billion of revenue in the future as these prepaid products and services are delivered. Based on what the Company currently knows, the implementation of SAB 101 should not cause a violation of any financial covenants in its debt agreements. The SEC and the industry have not reached a final resolution of these discussions, but the Company anticipates that they will be finalized shortly. The Company is not required to implement the new accounting guidance until the fourth fiscal quarter of 2001 but may choose to implement the guidance earlier.

        Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

        (l)    Reclassifications

        Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform with the presentation used in the 2000 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3)    Change in Accounting Principles

        The Company changed the following accounting principle effective November 1, 1998:

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

        The cumulative effect of this change on prior years resulted in a decrease in net earnings for the year ended October 31, 1999, of $50,101 (net of a $28,798 income tax benefit), or $.47 per share. For the year ended October 31, 1999, the current year effect of the change in accounting principle was a decrease in net earnings of $16,190, or $.15 per share.

(4)     Acquisition of Subsidiaries

        The following table reflects the Company's acquisition activity during the past three fiscal years:

                                                 Businesses Acquired
                                              --------------------------
                                              Funeral Homes   Cemeteries
                                              -------------   ----------
   Fiscal year 2000..........................       -             4
   Fiscal year 1999..........................      83            17
   Fiscal year 1998..........................     153             9

        These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

         The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during fiscal year 2000 as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

4)    Acquisition of Subsidiaries--(Continued)

                                                               Year Ended October 31,
                                                         -------------------------------
                                                             2000               1999
                                                         -------------     -------------
                                                                      (Unaudited)

Revenues............................................     $     735,064      $    760,491
                                                         =============      ============
Operating earnings..................................     $     159,309      $    191,794
                                                         =============      ============
Earnings before cumulative effect of change
   in accounting principle..........................     $      66,811      $     90,827
                                                         =============      ============
Net earnings........................................     $      66,811      $     40,726
                                                         =============      ============
Basic earnings per common share:

   Earnings before cumulative effect of change in
     accounting principle...........................     $         .63      $        .85
                                                         =============      ============
   Net earnings.....................................     $         .63      $        .38
                                                         =============      ============

Diluted earnings per common share:
   Earnings before cumulative effect of change in
     accounting principle...........................     $         .63      $        .84
                                                         =============      ============
   Net earnings.....................................     $         .63      $        .38
                                                         =============      ============

Weighted average common shares outstanding (in thousands):
   Basic............................................           106,600           107,452
                                                         =============      ============
   Diluted..........................................           106,603           107,834
                                                         =============      ============

        The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

                                                         Year Ended October 31,
                                             -------------------------------------------
                                                2000             1999             1998
                                             --------          --------         --------
Current assets...........................    $ 14,878          $ 24,730         $ 35,561
Receivables due beyond one year..........         -                  70               91
Cemetery property........................       2,630            25,131           47,987
Property and equipment, net..............       3,652            33,751           42,247
Deferred charges and other assets........       4,960             2,076            2,242
Intangible assets, net...................      30,274           125,924          177,708
Deferred tax asset.......................       2,689              -                -
Current liabilities......................        (526)          (18,450)          (9,128)
Long-term debt...........................     (13,898)          (14,249)         (33,872)
Deferred income taxes....................         -              (5,317)         (20,107)
Deferred revenue.........................     (41,485)           (6,942)         (10,357)
Other long-term liabilities..............      (2,370)           (4,392)          (1,253)
                                             --------          --------         --------
                                                  804           162,332          231,119
Common stock used for acquisitions .....          -                 300            7,705
                                             --------          --------         --------
Cash used for acquisitions .............     $    804          $162,032         $223,414
                                             ========          ========         ========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5)    Prearranged Funeral Services

         The following summary reflects prearranged funeral services sold, but not yet delivered, which are funded with trusts, escrow accounts and insurance and related prearranged funeral trust fund and escrow account balances. The trust- and insurance-funded balances are not reflected in the accompanying consolidated financial statements. Amounts which represent the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required aggregated $4,203 and $14,347 as of October 31, 2000 and 1999, respectively, and are classified as long-term investments.

        Amounts deposited in the trust funds and escrow accounts and funded through insurance are available to the Company when the services are performed. Funds held in trust or escrow are invested, and earnings (including net realized capital gains) realized on irrevocable trust funds and escrow accounts are deferred until the underlying funeral service is delivered, in accordance with the Company's change in accounting method effective November 1, 1998. Under the Company's previous accounting method, earnings of $26,463 were included in funeral revenue for fiscal year 1998.

                                                                            October 31,
                                                                   ------------------------------
                                                                      2000                 1999
                                                                   ----------          ----------
  Trust or escrow funded:
   Prearranged funeral services sold, but not delivered .........  $  610,113          $  615,956
                                                                   ==========          ==========

   Investments at market value ..................................  $  614,454          $  610,701
   Receivables to be collected on prearranged funeral service
     contracts ..................................................     116,832             106,605
                                                                   ----------          ----------
                                                                   $  731,286          $  717,306
                                                                   ==========          ==========
  Insurance-funded and other prearranged funeral services .......  $  259,589          $  241,860
                                                                   ==========          ==========

  Investments consist of:
   U.S. Government, agencies and municipalities .................  $   30,649          $   27,189
   Canadian Government, agencies and municipalities .............      30,866              30,937
   Corporate bonds ..............................................      82,955              80,644
   Preferred stocks .............................................      60,611              60,577
   Common stocks ................................................     185,839             177,163
   Money market funds and other short-term investments ..........     169,659             183,029
   Short-term fixed income foreign investments ..................      52,124              57,270
                                                                   ----------          ----------
   Total value at cost ..........................................     612,703             616,809
   Net unrealized appreciation (depreciation) ...................       1,751              (6,108)
                                                                   ----------          ----------
   Total value at market ........................................  $  614,454          $  610,701
                                                                   ==========          ==========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)    Cemetery Trust Funds and Escrow Accounts

        The following summary reflects the Company's merchandise trust fund and escrow account balances, as well as merchandise sold, but undelivered, at current cost. Merchandise sold, but undelivered, is reflected at current cost in the accompanying consolidated balance sheets net of the related merchandise trust fund and escrow account balances and accumulated earnings. As of October 31, 2000 and 1999, there were no merchandise trust fund and escrow account balances classified as long-term investments.

        Amounts deposited in the trust funds and escrow accounts are invested, and the revenue on the funds (including net realized capital gains) of $21,021, $17,371 and $13,157 is reflected in cemetery revenue for 2000, 1999 and 1998, respectively. Amounts deposited in merchandise trust funds and escrow accounts that are invested in debt securities as of October 31, 2000 totaled $65,704 and are scheduled to mature as follows: $8,549 in less than one year; $21,502 in one through five years; $35,049 in five through ten years; and $604 in more than ten years.

                                                                          October 31,
                                                               -------------------------------
                                                                  2000                 1999
                                                               ----------           ----------

  Merchandise trust funds and escrow accounts:
     Merchandise sold, but not delivered, at current cost..    $  146,287           $  140,270
                                                               ==========           ==========

     Investments at market value...........................    $  232,256           $  199,269
     Amounts to be collected on merchandise contracts......        60,510               66,624
                                                               ----------           ----------
                                                               $  292,766           $  265,893
                                                               ==========           ==========

   Investments consist of:
     U.S. Government, agencies and municipalities..........    $   12,536           $   10,213
     Corporate bonds.......................................        53,953               44,588
     Preferred stocks......................................        24,336               23,737
     Common stocks.........................................       105,669               78,952
     Money market funds and other short-term investments...        49,044               46,287
                                                               ----------           ----------
     Total value at cost...................................       245,538              203,777
     Net unrealized depreciation...........................       (13,282)              (4,508)
                                                               ----------           ----------
     Total value at market.................................    $  232,256           $  199,269
                                                               ==========           ==========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)    Cemetery Trust Funds and Escrow Accounts--(Continued)

        The following summary reflects the Company's perpetual care trust fund and escrow account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements, except for $2,465, classified as long-term investments as of October 31, 1999, which represents the Company's voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required. As of October 31, 2000, there were no perpetual care escrow account balances classified as long-term investments. Funds held in trust or escrow are invested, and the earnings withdrawn from the trust funds and escrow accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 2000, 1999 and 1998, such withdrawals, included in cemetery revenue, totaled $16,630, $14,470, and $12,615, respectively.

                                                                         October 31,
                                                                -----------------------------
                                                                   2000               1999
                                                                ----------         ----------
    Perpetual care trust funds and escrow accounts:
     Investments at market value...........................     $  213,588         $  201,021
     Amounts to be collected under existing agreements.....         10,413             10,328
                                                                ----------         ----------
                                                                $  224,001         $  211,349
                                                                ==========         ==========
    Investments consist of:
     U.S. Government, agencies and municipalities..........     $   14,190         $   15,516
     Corporate bonds.......................................         49,096             41,723
     Preferred stocks......................................         18,897             17,676
     Common stocks.........................................         67,549             63,370
     Money market funds and other short-term investments...         55,744             53,441
                                                                ----------         ----------
     Total value at cost...................................        205,476            191,726
     Net unrealized appreciation...........................          8,112              9,295
                                                                ----------         ----------
     Total value at market.................................     $  213,588         $  201,021
                                                                ==========         ==========

(7)     Cash and Cash Equivalent Investments

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits.

                                                                         October 31,
                                                                -----------------------------
                                                                   2000              1999
                                                                ----------         ----------
   Cash....................................................     $   69,594         $   26,268
   Cash equivalent investments.............................         22,001              4,609
                                                                ----------         ----------
                                                                $   91,595         $   30,877
                                                                ==========         ==========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(8)     Marketable Securities and Long-term Investments

         Marketable securities consist of investments in fixed maturities and equity securities. The market value as of October 31, 2000 was $7,273, which included gross unrealized losses of $1,893. The market value as of October 31, 1999 was $46,549, which included gross unrealized gains of $2,040 and gross unrealized losses of $3,287. The Company realized net gains on the sales of securities of $1,079, $4,221 and $2,727 for the years ended October 31, 2000, 1999 and 1998, respectively. The cost of securities sold was determined by using the average cost method.

         The market value of long-term investments as of October 31, 2000 and 1999 was $4,203 and $16,812, respectively, which included gross unrealized gains of $28 and $341, and gross unrealized losses of $0 and $109, respectively. There were no amounts classified as long-term investments and invested in debt securities as of October 31, 2000. See Notes 5 and 6 which include details of the Company's long-term investments.

(9)     Receivables

                                                                                      October 31,
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
   Current receivables are summarized as follows:

     Installment contracts due within one year............................   $   93,061     $   88,673
     Trade accounts, notes and other......................................       49,582         41,334
     Allowance  for  sales  cancellations  and  doubtful  accounts........       (9,924)       (11,432)
     Amounts to be collected for perpetual care funds.....................       (5,913)        (5,628)
                                                                             ----------     ----------
                                                                                126,806        112,947
     Funeral receivables..................................................       50,668         63,268
                                                                             ----------     ----------
         Net current receivables..........................................   $  177,474     $  176,215
                                                                             ==========     ==========

   Long-term receivables are summarized as follows:

     Installment contracts due beyond one year............................   $  238,433     $  256,835
     Allowance  for  sales  cancellations  and  doubtful  accounts........      (16,860)       (14,557)
     Amounts to be collected for perpetual care funds.....................       (4,500)        (4,700)
                                                                             ----------     ----------
         Net long-term receivables........................................   $  217,073     $  237,578
                                                                             ==========     ==========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(9)     Receivables--(Continued)

        The Company's receivables as of October 31, 2000 are expected to mature as follows:

    Years ending October 31,
     2001.....................................................  $ 177,474
     2002.....................................................     36,106
     2003.....................................................     33,070
     2004.....................................................     24,966
     2005.....................................................     22,980
     Later years..............................................     99,951
                                                                ---------
                                                                $ 394,547
                                                                =========

(10)    Inventories and Cemetery Property

        Inventories are comprised of the following:

                                                             October 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
 Developed cemetery property.........................  $ 18,248       $ 15,850
 Merchandise and supplies............................    42,401         35,581
                                                       --------       --------
                                                       $ 60,649       $ 51,431
                                                       ========       ========

 Cemetery property is comprised of the following:
                                                              October 31,
                                                       -----------------------
                                                         2000            1999
                                                       --------       ---------

 Developed cemetery property.........................  $ 94,382       $ 94,221
 Undeveloped cemetery property.......................   347,264        329,811
                                                       --------       --------
                                                       $441,646       $424,032
                                                       ========       ========

        The Company evaluates the recoverability of the cost of undeveloped cemetery property through comparison with undiscounted expected future cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

 (11) Long-term Debt

         The following is a summary of long-term debt:

                                                                              October 31,
                                                                        -----------------------
                                                                           2000         1999
                                                                        ---------     ---------
Revolving Credit Facilities (see "evolving Credit Facility"
    and "Revolving Line of Credit Note" below) .......................  $ 529,000     $ 529,000
    Senior Notes .....................................................     88,572        95,714
    6.70% Notes ......................................................    100,000       100,000
    6.40% Notes ......................................................    204,781       205,164
    Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 6.4% as of October 31, 2000, partially secured by
    assets of subsidiaries, with maturities through 2023 .............     28,174        21,535
                                                                        ---------     ---------
                                                                          950,527       951,413
   Less current maturities............................................     29,857        12,582
                                                                        ---------     ---------
                                                                        $ 920,670     $ 938,831
                                                                        =========     =========

         In April 1997, the Company completed the syndication of a $600,000 revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility matures on April 30, 2002 and contains a facility fee which was 22.5 basis points on October 31, 2000. Borrowings bear interest at the lead lending bank's prime rate or certain optional rates at the Company's election. Under this agreement $529,000 was outstanding with weighted average interest rates of 6.46 percent and 5.63 percent as of October 31, 2000 and 1999, respectively, which includes the effect of the interest rate swap agreement discussed below. As of October 31, 2000 and 1999, the carrying value of these borrowings, including accrued interest, was $529,000 and $533,086, respectively, whereas the fair value was $512,193 and $524,924, respectively. Additionally, as of October 31, 2000 and 1999, the Company had outstanding letters of credit in the amount of $5,551 and $4,813, respectively, resulting in $65,449 and $66,187, respectively, of availability under its Revolving Credit Facility.

        In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999 the Company entered into a three-year interest rate swap agreement involving a notional amount of $200,000. This agreement which became effective March 4, 1999, effectively converted $200,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap as of October 31, 2000 and 1999, based on quoted market prices, was $4,693 and $6,090, respectively. As of October 31, 2000 and 1999, the Company had $529,000 of outstanding borrowings under its $600,000 Revolving Credit Facility, $329,000 of which was not hedged by the interest rate swap agreement and was subject to a weighted average short-term variable interest rate of 7.16 percent and 5.92 percent, respectively.

         Additionally, the Company has available with a separate financial institution an uncollateralized and uncommitted revolving line of credit ("Revolving Line of Credit Note") used to support the interim cash funding for advances to be made under the Revolving Credit Facility in amounts less than $5,000. Borrowings under the Revolving Line of Credit Note are limited to $10,000, bear interest at the lending bank's cost of funds rate and are payable on demand. There were no amounts outstanding under the Revolving Line of Credit Note as of October 31, 2000 and 1999.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11) Long-term Debt--(Continued)

        On December 21, 1993, the Company issued $50,000 of uncollateralized senior notes, bearing interest at a rate of 6.04 percent and maturing on November 30, 2003. Principal payments of $7,143 are due each year; the first such payment was made on November 30, 1997, and the final payment is due on November 30, 2003. On November 7, 1994, the Company issued $75,000 of uncollateralized senior notes with an average maturity of seven years and a weighted average interest rate of 8.44 percent. A principal payment of $15,000 was made on May 1, 1998. The remaining notes have a weighted average interest rate of 8.49 percent, and principal payments are due as follows: $16,667 on each of November 1, 2000, 2001 and 2002, and $10,000 on November 1, 2006. As of October 31, 2000 and 1999, the carrying value of the Company's senior notes, including accrued interest, was $91,822 and $99,145, respectively, whereas the fair value was $74,853 and $91,137, respectively.

        In December 1996, the Company issued $100,000 of unsecured, unsubordinated debt securities in the form of 6.70 percent Notes due in 2003. Net proceeds were approximately $99,400, of which $96,800 was used to reduce balances outstanding under the Company's revolving credit facilities, with the remaining $2,600 used for acquisitions and general corporate purposes. As of October 31, 2000 and 1999, the carrying value of these notes, including accrued interest, was $102,773, whereas the fair value was $65,573 and $84,553, respectively.

        In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities ("ROARS") due May 1, 2013 (remarketing date May 1, 2003). The ROARS were priced to the public at 99.677 percent to yield 6.476 percent. Net proceeds were approximately $203,631, including the payment made to the Company by the remarketing dealer for the right to remarket the securities after five years. The proceeds were used to reduce balances outstanding under the Company's revolving credit facilities. The net effective rate to the Company, assuming the securities are redeemed by the Company after five years, is 5.77 percent. If the securities are remarketed after five years, the net effective rate for the remaining term will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company's then current credit spread. If the ROARS are redeemed by the Company on May 1, 2003, a principal payment of $200,000 will be required. As of October 31, 2000 and 1999, the carrying value of these notes, including accrued interest and the unamortized portion of the option premium, was $211,146 and $211,528, respectively, whereas the fair value was $136,444 and $175,366, respectively.

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

        Scheduled principal payments and maturities of the Company's long-term debt for the fiscal years ending October 31, 2001 through October 31, 2005, excluding the Revolving Credit Facility and assuming the ROARS are redeemed by the Company on May 1, 2003, are approximately $29,474 in 2001, $28,482 in 2002, $228,528 in 2003, $112,087 in 2004 and $2,049 in 2005. Current maturities of long-term debt of $29,857 as of October 31, 2000, as reported in the Company's consolidated balance sheets, include $383 relating to the unamortized ROARS option premium.

        All of the Company's debt is uncollateralized, except for approximately $14,000 of term notes incurred principally in connection with acquisitions that are secured by mortgages on some of the Company's funeral homes. These notes were either assumed by the Company upon its acquisition of the property or represent seller financing for the acquired property.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12)    Reconciliation of Basic and Diluted Per Share Data

                                                                      Earnings       Shares      Per Share
                                                                     (Numerator)  (Denominator)     Data
                                                                      ---------    -----------   ---------
     Year Ended October 31, 2000
     ---------------------------

     Net earnings..................................................   $  66,794
                                                                      =========
     Basic earnings per common share:
          Net earnings available to common shareholders............   $  66,794       106,600        $ .63
                                                                                                     =====
     Effect of dilutive securities:
          Time-vest stock options assumed exercised................        -                3
                                                                      ---------     ---------
     Diluted earnings per common share:
          Net earnings available to common shareholders
          plus time-vest stock options assumed exercised...........   $  66,794       106,603        $ .63
                                                                      =========     =========        =====

                                                                      Earnings        Shares     Per Share
                                                                     (Numerator)  (Denominator)    Data
                                                                      ---------    -----------   ---------

   YEAR ENDED OCTOBER 31, 1999
   ---------------------------

   Earnings before cumulative effect of change in
   accounting principle............................................   $  90,520
                                                                      =========
   Basic  earnings  per  common share:
     Earnings available to common shareholders.....................   $  90,520        107,452       $ .84
                                                                                                     =====

   Effect of dilutive securities:
     Time-vest stock options assumed exercised.....................        -               382
                                                                      ---------    -----------
   Diluted earnings per common share:
     Earnings available to common shareholders
     plus time-vest stock options assumed exercised................   $  90,520        107,834       $ .84
                                                                      =========    ===========       =====

                                                                      Earnings       Shares      Per Share
                                                                     (Numerator)  (Denominator)     Data
                                                                      ---------    -----------   ---------
   Year Ended October 31, 1998
   ---------------------------

   Net earnings....................................................   $  41,902
                                                                      =========
   Basic earnings per common share:
     Net earnings available to common shareholders.................   $  41,902        97,691        $ .43
                                                                                                     =====
   Effect of dilutive securities:
     Time-vest stock options assumed exercised.....................        -              753
                                                                      ---------    ----------
   Diluted earnings per common share:
     Net earnings available to common shareholders
     plus time-vest stock options assumed exercised................   $  41,902        98,444        $ .43
                                                                      =========    ==========        =====

        Options to purchase 7,049,471 shares of common stock at prices ranging from $4.16 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 2000 because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and April 12, 2005, were still outstanding at the end of fiscal year 2000.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Reconciliation of Basic and Diluted Per Share Data--(Continued)

        Options to purchase 1,733,504 shares of common stock at prices ranging from $16.00 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 1999 because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and July 31, 2004, were still outstanding at the end of fiscal year 1999.

        Options to purchase 319,210 shares of common stock at $25.81 and 895,560 shares of common stock at $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 1998 because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on July 31, 2004, were still outstanding at the end of fiscal year 1998.

(13) Income Taxes

        Income tax expense (benefit) is comprised of the following components:

                                                                    U.S. and
                                                                   Possessions      State       Foreign       Total
                                                                   -----------    ---------   -----------   ---------
   Year Ended October 31,
   ----------------------

   2000:
     Current tax expense........................................  $     20,094     $  3,196    $    6,102   $  29,392
     Deferred tax expense.......................................         5,626          759         2,616       9,001
                                                                   -----------    ---------   -----------   ---------
                                                                  $     25,720     $  3,955    $    8,718   $  38,393
                                                                  ============     ========    ==========   =========

   1999:
     Current tax expense........................................  $     27,869     $  4,783    $    8,240   $  40,892
     Deferred tax expense.......................................         4,628        2,923         3,588      11,139
                                                                  ------------     --------    ----------   ---------
                                                                  $     32,497     $  7,706    $   11,828   $  52,031
                                                                  ============     ========    ==========   =========

   1998:
     Current tax expense........................................  $     13,871     $  3,918    $    4,741   $  22,530
     Deferred tax expense (benefit).............................        (2,075)         617         1,990         532
                                                                  ------------     --------    ----------   ---------
                                                                  $     11,796     $  4,535    $    6,731   $  23,062
                                                                  ============     ========    ==========   =========

        The reconciliation of the statutory tax rate to the effective tax rate is as follows:

                                                                                            Year Ended October 31,
                                                                                    ---------------------------------
                                                                                     2000           1999        1998
                                                                                    ------         ------      ------
   Statutory tax rate...........................................                    35.00%         35.00%      35.00%
   Increases (reductions) in tax rate resulting from:
       State and U.S. possessions...............................                     2.44           4.03        6.21
       Goodwill and other.......................................                     2.28           2.17        3.86
       Dividend exclusion.......................................                    (2.48)         (1.56)      (2.21)
       Foreign tax rate differential............................                    (0.74)         (1.86)      (5.57)
       Foreign tax credit.......................................                      -            (1.28)      (1.79)
                                                                                     -----         ------      ------

       Effective tax rate.......................................                    36.50%         36.50%      35.50%
                                                                                    ======         ======      ======

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Income Taxes--(Continued)

        Deferred tax assets and liabilities consist of the following:

                                                                                    October 31,
                                                                          ----------------------------
                                                                            2000                1999
                                                                          --------            --------
     Deferred tax assets:
       Domestic trust earnings.........................................   $ 47,416            $ 44,653
       Allowance for sales cancellations and doubtful accounts.........      8,157               8,483
       Deferred preneed sales and expenses.............................     16,109              17,806
       Unrealized depreciation of investments..........................      5,563               1,925
       Deferred compensation...........................................        649                 795
       Other...........................................................      3,305               2,966
                                                                          --------            --------
                                                                            81,199              76,628
                                                                          --------            --------

     Deferred tax liabilities:
       Purchase accounting adjustments.................................    127,990             130,778
       Foreign trust earnings..........................................     16,035              14,101
       Deferred revenue on cemetery property and merchandise sales.....     19,117              15,845
       State income taxes..............................................      5,151               5,102
       Percentage of completion on long-term contracts.................        255                 605
       Goodwill........................................................      6,685               4,133
       Non-compete amortization........................................      1,992               1,914
       Depreciation....................................................        877                 343
       Other...........................................................      2,088               2,434
                                                                          --------            --------
                                                                           180,190             175,255
                                                                          --------            --------
                                                                          $ 98,991            $ 98,627
                                                                          ========            ========

       Current net deferred liability..................................   $ 15,251            $ 17,193
       Long-term net deferred liability................................     83,740              81,434
                                                                          --------            --------
                                                                          $ 98,991            $ 98,627
                                                                          ========            ========

        For the year ended October 31, 2000, the Company's earnings before income taxes generated from properties in foreign jurisdictions were negative. For the years ended October 31, 1999 and 1998, approximately 4 percent and 5 percent, respectively, of the Company's earnings before performance-based stock options and income taxes were generated from properties in foreign jurisdictions.

        The Company has not recognized a deferred tax liability of approximately $10,000 for the undistributed earnings of non-U.S. subsidiaries because the Company currently considers these earnings to be reinvested indefinitely.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14)  Benefit Plans

Stewart Enterprises Employees' Retirement Trust

        The Company has a defined contribution retirement plan, the "Stewart Enterprises Employees' Retirement Trust (A Profit-Sharing Plan) ("SEERT")." This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 2000, 1999 and 1998 was approximately $3,350, $3,700 and $3,550, respectively.

Non-qualified Supplemental Retirement and Deferred Compensation Plan

        The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company's Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company's expense, including the Company's matching contributions, for the fiscal years ended October 31, 2000, 1999 and 1998 was approximately $250, $300, and $300, respectively.

1995 Incentive Compensation Plan

         In August 1995, the Board of Directors adopted, and in December 1995 and December 1996 amended, the 1995 Incentive Compensation Plan, pursuant to which officers and other employees of the Company may be granted stock options, stock awards, restricted stock, stock appreciation rights, performance share awards or cash awards by the Compensation Committee of the Board of Directors. From September 7, 1995 through April 7, 1998, the Company granted options to officers and other employees for the purchase of a total of 7,424,536 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $10.50 to $21.50 per share. In general, two thirds of the options became exercisable in full on the first day between the date of grant and August 31, 2000 that the average of the closing sale prices of a share of the Company's Class A common stock for the 20 preceding consecutive trading days equaled or exceeded $26.44, which represented a 20 percent annual compounded growth in the price of a share of the Company's Class A common stock over five years.

        The remaining options generally become exercisable in 20 percent annual increments beginning on September 7, 1996, except for grants issued since the initial grant date, which options vest over the remainder of the original five-year period. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on October 31, 2001. As of October 31, 2000, 4,983,230 options had been repurchased or exercised under this plan, and 1,062,118 options had been forfeited.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14)  Benefit Plans--(Continued)

        During April 1998, the stock price performance target was achieved, and the Company's performance-based stock options granted under the Company's 1995 Incentive Compensation Plan and covering 4,855,886 shares vested. Accordingly, during the second quarter of fiscal year 1998, the Company was required by accounting principles generally accepted in the United States of America to record a nonrecurring, noncash charge to earnings of $76,762 ($50,279, or $.51 per share, after tax).

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

        From July 1998 to February 1999, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,682,250 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $16.00 to $27.25 per share. One third of the options become exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A common stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A common stock over five years. Accounting principles generally accepted in the United States of America require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004. As of October 31, 2000, none of these options had been exercised, and 1,427,200 options had been forfeited.

        In January 2000, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 4,018,168 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.50 to $6.00 per share. The options become exercisable in 25 percent annual increments beginning January 21, 2001. All of these options expire on January 21, 2005. As of October 31, 2000, none of these options had been exercised, and 620,640 options had been forfeited.

2000 Incentive Compensation Plan

        The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. From April 2000 through July 2000, the Company had granted options to officers and other employees for the purchase of a total of 2,237,732 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $4.41 per share. The options generally become exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on April 12, 2005. As of October 31, 2000, none of these options had been exercised, and 241,360 options had been forfeited.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14)  Benefit Plans--(Continued)

Directors' Stock Option Plan

        Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors' Stock Option Plan, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 72,000 shares of the Company's Class A common stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 360,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $12.34 to $18.25 per share. The options generally became exercisable in 25 percent annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vested over the remainder of the original four-year period. All of the options expired on January 2, 2001. As of October 31, 2000, 91,052 options had been exercised, and none of these options had been forfeited.

        In January 2000, the Company granted new options under the Directors' Stock Option Plan to directors of the Company who are not employees of the Company for the purchase of a total of 72,000 shares of Class A common stock at an exercise price of $6.00 per share. The options vested immediately. All of these options expire on January 31, 2005. As of October 31, 2000, none of these options had been exercised or forfeited.

 2000 Directors' Stock Option Plan

        The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Directors' Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company may be granted an option to purchase 50,000 shares of the Company's Class A common stock. On April 13, 2000, the Company granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. The options generally become exercisable in 25 percent annual increments beginning on April 13, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005. As of October 31, 2000, none of these options had been exercised or forfeited.

Employee Stock Purchase Plan

        On July 1, 1992, the Company adopted an "Employee Stock Purchase Plan" and reserved 2,250,000 shares of Class A common stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase the Company's Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined. As of October 31, 2000, 894,543 shares had been acquired under this plan.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14)    Benefit Plans--(Continued)

Statement of Financial Accounting Standards No. 123

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company's stock options outstanding as of October 31, 2000, 1999 and 1998, and the changes that occurred during fiscal years 2000, 1999 and 1998.

                                                                        2000                  1999                   1998
                                                                --------------------   --------------------   -------------------
                                                                Number of   Weighted   Number of   Weighted   Number of  Weighted
                                                                 Shares      Average    Shares      Average    Shares     Average
                                                                Underlying  Exercise   Underlying  Exercise   Underlying Exercise
                                                                 Options     Prices     Options     Prices     Options    Prices
                                                                ----------  --------   ----------  --------   ---------- --------

Outstanding at  beginning of year.............................  6,241,122   $  20.81   6,187,038   $ 20.77    6,993,710  $  11.38
Granted.......................................................  6,527,900   $   5.06      90,000   $ 22.67    4,268,250  $  25.98
Exercised/Repurchased.........................................          -   $      -     (14,724)  $ 10.50   (4,991,580) $  12.24
Forfeited..................................................... (3,199,936)  $  16.69     (21,192)  $ 22.58      (83,342) $  10.70
                                                               -----------             ----------             ----------
Outstanding at end of year....................................  9,569,086   $  11.44   6,241,122   $ 20.81    6,187,038  $  20.77
                                                               ===========             ==========             ==========
Exercisable at end of year....................................  2,023,224   $  14.44   2,199,099   $ 13.78    1,349,651  $  11.76
                                                               ===========             ==========             ==========
Weighted-average fair value of
 options granted..............................................              $   2.60               $ 10.28               $   7.11

        The following table further describes the Company's stock options outstanding as of October 31, 2000:

                                         Options Outstanding                                    Options Exercisable
                          ------------------------------------------------------    ---------------------------------------
                             Number       Weighted Average                            Number
       Range of            Outstanding       Remaining         Weighted Average      Exercisable           Weighted Average
   Exercise Prices        at 10/31/2000   Contractual Life      Exercise Price      at 10/31/2000           Exercise Price
 ------------------       -------------   ----------------     -----------------    -------------          ----------------
 $  2.22 to $  5.00        2,196,372        4.43 years              $  4.24                -                   $     -
 $  5.01 to $ 10.00        3,469,528        4.23 years              $  5.56             72,000                 $  6.00
 $ 10.01 to $ 15.00        1,307,446         .86 years              $ 10.81          1,307,446                 $ 10.81
 $ 15.01 to $ 20.00          202,416         .87 years              $ 17.50            196,464                 $ 17.53
 $ 20.01 to $ 25.00          144,774        1.03 years              $ 21.49            143,474                 $ 21.49
 $ 25.01 to $ 27.25        2,248,550        3.75 years              $ 26.75            303,840                 $ 26.76
                           ---------                                                 ---------
 $  2.22 to $ 27.25        9,569,086        3.58 years              $ 11.44          2,023,224                 $ 14.44
                           =========                                                 =========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

 (14)  Benefit Plans--(Continued)

        SFAS 123 applies only to options granted and shares acquired under the Company's Employee Stock Purchase Plan since the beginning of the Company's 1996 fiscal year. Consequently, the pro forma amounts disclosed below do not reflect any compensation cost for the 7.8 million stock options outstanding as of the beginning of fiscal year 1996. If the Company had elected to recognize compensation cost for its stock option and employee stock purchase plans based on the fair value at the grant dates for awards under those plans, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:

                                                                              (Unaudited)
                                                                         Year Ended October 31,
                                                                -------------------------------------
                                                                  2000           1999          1998
                                                                ---------      ---------     --------

Net earnings                        - as reported.........      $  66,794      $  40,419     $  41,902
                                    - pro forma...........         61,939         35,735        40,027

Basic earnings per common share     - as reported.........      $     .63      $     .37     $     .43
                                    - pro forma...........            .58            .33           .41

Diluted earnings per common share   - as reported.........      $     .63      $     .37     $     .43
                                    - pro forma...........            .58            .33           .41

        The fair value of the Company's stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2000, 1999 and 1998, respectively: expected dividend yield of .1 percent, .3 percent and .3 percent; expected volatility of 39.3 percent, 21.3 percent and 20.9 percent; risk-free interest rate of 6.2 percent, 5.5 percent and 5.5 percent; and an expected term of 4.9 years, 4.8 years and 4.7 years.

        Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2000, 1999 and 1998, respectively: expected dividend yield of .1 percent, .4 percent and .2 percent; expected volatility of 48.3 percent, 38.1 percent and 20.5 percent; risk-free interest rate of 5.8 percent, 4.9 percent and 5.3 percent; and an expected term of .5 years, for all years.

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

        The rights were issued to each common shareholder of record on October 28, 1999, and will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 15 percent or more of the Company's outstanding Class A and Class B common stock. The initial exercise price will be $24.00 per right. The rights will expire on October 28, 2009, unless redeemed or exchanged at an earlier date.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(16)    Commitments, Contingencies and Related Party Transactions

        In Re Stewart Enterprises, Inc. Securities Litigation, No. 01-30035 on the docket of the United States Court of Appeal for the Fifth Circuit. During the fall of 1999, 16 putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Louisiana against the Company, certain of its directors and officers and the lead underwriters of the Company's January 1999 common stock offering. The suits were consolidated, and the court appointed lead plaintiffs as well as lead and liaison counsel for the plaintiffs, who filed a consolidated amended complaint.

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

        On December 7, 2000, the District Court granted motions to dismiss, filed by the Company and the other defendants, dismissing the complaint against all defendants for failure to state a claim. On January 4, 2001, the plaintiffs filed a notice of appeal.

        The outcome and the costs of defending this litigation cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

        As of October 31, 2000, the Company had advanced approximately $1,411, including accrued interest, to fund premiums on a split-dollar "second-to-die" life insurance policy on behalf of the Company's Chairman, Mr. Frank B. Stewart, Jr., and Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A common stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earliest of (a) the surrender of the policy, (b) the deaths of Mr. and Mrs. Stewart, or (c) 60 days following payment in full of all premiums on the policy.

        The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 23 years, except for nine leases that expire between 2032 and 2072. Rent expense under these leases was $9,527, $8,042 and $7,805 for the years ended October 31, 2000, 1999 and 1998, respectively. Through July of 2000, the Company

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(16)  Commitments, Contingencies and Related Party Transactions--(Continued)

leased office space from an affiliated company. Rental payments to the affiliated company were approximately $479, $534, and $636 for the years ended October 31, 2000, 1999 and 1998, respectively. The Company now leases a smaller portion of the office space from a non-affiliated company. Rental payments to the non-affiliated company were $132 for the year ended October 31, 2000.

        The Company's future minimum lease payments as of October 31, 2000 are $8,528, $7,165, $5,693, $4,585, $3,810 and $34,749 for the years ending October 31, 2001, 2002, 2003, 2004, 2005 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. The Company's future non-compete payments as of October 31, 2000 for the same periods are $6,969, $6,312, $5,625, $4,437, $3,075 and $5,838, respectively.

        With potential long-term debt maturities of $557,482, $228,528 and $112,087 in fiscal years 2002, 2003 and 2004, respectively, management of liquidity and capitalization represents a significant short- and medium-term priority for the Company. The Company believes that its ability to meet its future capital requirements will depend primarily upon the successful implementation of its strategies to provide cash from operations and generate cash from other sources, such as the possible sale of some or all of its foreign operations, and its ability to refinance its revolving credit facility and public debt prior to or at their maturities.

(17) Segment Data

        In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on gross profit.

        The Company's operations are product-based and geographically-based. As such, the Company's primary reportable operating segments presented in the following table are based on products and services and include funeral and cemetery operations.

        The Company's funeral homes offer a complete range of funeral services and products both at the time of need and on a prearranged basis. The Company's services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company's funeral homes offer cremation products and services.

        The Company's cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings. Cemetery property and merchandise sales are made both at the time of need and on a prearranged basis.

        The Company conducts both funeral and cemetery operations domestically including the United States and Puerto Rico, and in Mexico, Canada, Australia and Argentina. The Company conducts funeral operations in New Zealand, Spain, Portugal, the Netherlands, Belgium and France.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Segment Data--(Continued)

        The table below presents information about reported segments for fiscal years ended October 31, 2000, 1999 and 1998:

                                                                              Reconciling       Consolidated
                                         Funeral           Cemetery             Items(1)           Totals
                                      -------------     --------------     ----------------   ----------------
Revenues from external customers
  October 31, 2000................     $   451,852           282,949                   -          $   734,801
  October 31, 1999................     $   445,877           310,231                   -          $   756,108
  October 31, 1998................     $   379,095           269,270                   -          $   648,365

Gross profit
  October 31, 2000................     $   116,689            62,351                   -          $   179,040
  October 31, 1999................     $   126,875            83,526                   -          $   210,401
  October 31, 1998................     $   118,426            77,558                   -          $   195,984

Total assets
  October 31, 2000................     $ 1,263,354           996,830              76,824          $ 2,337,008
  October 31, 1999................     $ 1,242,119           996,282              45,479          $ 2,283,880
  October 31, 1998................     $ 1,265,237           746,569              37,132          $ 2,048,938

Depreciation and amortization
  October 31, 2000................     $    36,864            13,067               4,336          $    54,267
  October 31, 1999................     $    36,373            11,850               2,397          $    50,620
  October 31, 1998................     $    28,299             8,546               1,897          $    38,742

Additions to long-lived assets (2)
  October 31, 2000................     $    35,371            33,714               4,394          $    73,479
  October 31, 1999................     $    62,926            66,356              11,919          $   141,201
  October 31, 1998................     $    64,344            81,407              10,504          $   156,255

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.
(2)	Long-lived assets include cemetery property and net property and equipment.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Segment Data--(Continued)

        A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principle for fiscal years ended October 31, 2000, 1999 and 1998, is as follows:

                                                         2000             1999             1998
                                                    --------------     -----------     ------------
Gross profit for reportable segments.............   $      179,040     $   210,401     $    195,984
Corporate general and administrative
 expenses........................................          (19,763)        (19,161)         (16,621)
Performance-based stock options..................             -               -             (76,762)
Interest expense, net............. ..............          (56,284)        (52,174)         (41,792)
Other income, net................................            2,194           3,485            4,155
                                                    --------------     -----------     ------------
Earnings before income taxes and cumulative
 effect of change in accounting principle........   $      105,187     $   142,551     $     64,964
                                                    ==============     ===========     ============

                                                        U.S. and
                                                     Possessions(1)     Foreign(2)     Consolidated
                                                    --------------     -----------     ------------

Revenues from external customers
 October 31, 2000................................   $      588,480         146,321     $    734,801
 October 31, 1999................................   $      603,530         152,578     $    756,108
 October 31, 1998................................   $      534,427         113,938     $    648,365

Gross profit
 October 31, 2000................................   $      155,223          23,817     $    179,040
 October 31, 1999................................   $      180,693          29,708     $    210,401
 October 31, 1998................................   $      170,415          25,569     $    195,984

Long-lived assets(3)
 October 31, 2000................................   $      765,240         124,335     $    889,575
 October 31, 1999................................   $      735,649         135,428     $    871,077
 October 31, 1998................................   $      647,350         121,447     $    768,797

(1)	Includes the Company's operations in the United States and the Commonwealth of Puerto Rico.
(2)	Foreign revenue is based on the country in which the sales originate. The Company commenced its foreign operations as follows: Mexico - August 1994; Australia - December 1994; New Zealand - April 1996; Canada - October 1996; Spain - April 1997; Portugal - September 1997; the Netherlands - December 1997; Argentina - April 1998; France and Belgium - May 1998.
(3)	Long-lived assets include cemetery property and net property and equipment.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Quarterly Financial Data (Unaudited)

                                                             First          Second         Third         Fourth
                                                           ---------      ---------      ---------      ---------
Year Ended October 31, 2000
---------------------------
Revenues.........................................          $ 192,960      $ 188,861      $ 181,823      $ 171,157
Gross profit.....................................             48,708         49,784         45,935         34,613
Net earnings.....................................             18,841         19,332         18,077         10,544
Earnings per common share:
  Basic..........................................                .18            .18            .17            .10
  Diluted........................................                .18            .18            .17            .10

                                                             First          Second         Third         Fourth
                                                           ---------      ---------      ---------      ---------

Year Ended October 31, 1999(1)
---------------------------
Revenues........................................           $ 178,172      $ 194,297      $ 193,721      $ 189,918
Gross profit....................................              54,241         57,668         53,674         44,818
Earnings before cumulative effect of change
 in accounting principle........................              23,501         27,108         23,347         16,564
Earnings per common share before cumulative
 effect of change in accounting principle:
   Basic........................................                 .24            .24            .21            .15
   Diluted......................................                 .24            .24            .21            .15
   Net earnings (loss)(2)                                    (26,600)        27,108         23,347         16,564
Earnings per common share:
   Basic........................................                (.27)           .24            .21            .15
   Diluted......................................                (.27)           .24            .21            .15

(1)	The first, second and third quarters of fiscal year 1999 have been restated from the Company's respective Quarterly Reports on Form 10-Q to reflect the Company's change in accounting principle effective November 1, 1998. As a result, first quarter of fiscal year 1999 reflects a $3,016 decrease in earnings, $.03 per share (basic and diluted), before the cumulative effect of the change in accounting principle. Second quarter of fiscal year 1999 as presented above reflects a decrease in net earnings of $5,055, or $.05 per share (basic and diluted), as a result of the accounting change. Third quarter of fiscal year 1999 as presented above reflects a decrease in net earnings of $5,552, or $.05 per share (basic and diluted), as a result of the accounting change. See Note 3.
(2)	In addition, the first quarter as presented above includes a $50,101 decrease in net earnings (net of a $28,798 income tax benefit), or $.51 per share (basic and diluted), for the cumulative effect of the change in accounting principle.

  (19) Subsequent Events

        Subsequent to fiscal year 2000, the Company withdrew approximately $40,000 from its funeral trust funds by obtaining a bond to guarantee performance under certain specified contracts in lieu of trusting requirements.   The Company agreed to maintain unused credit facilities in the aggregate that will equal or exceed the bond amount related to these contracts.  The Company used the proceeds along with cash on hand to make approximately $24,900 of regularly scheduled principal payments and an additional $55,000 principal payment to reduce the balance of its revolving credit facility.

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

        The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11.     Executive Compensation

        The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.     Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

 Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    Documents filed as part of this report:

                 (1)    Financial Statements

                 The Company's consolidated financial statements listed below have been filed as part of this report:

                                                                                            Page
                                                                                            ----
             Report of Independent Accountants...........................................    36
             Consolidated Statements of Earnings for the Years Ended
               October 31, 2000, 1999 and 1998...........................................    37
             Consolidated Balance Sheets as of October 31, 2000 and 1999.................    38
             Consolidated Statements of Shareholders' Equity for the Years Ended
               October 31, 2000, 1999 and 1998...........................................    40
             Consolidated Statements of Cash Flows for the Years Ended
               October 31, 2000, 1999 and 1998...........................................    42
             Notes to Consolidated Financial Statements..................................    44

                (2)    Financial Statement Schedule for the years ended October 31, 2000, 1999 and 1998

             Report of Independent Accountants on Financial Statement Schedule...........    73
             Schedule II-Valuation and Qualifying Accounts...............................    74

        All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders of
Stewart Enterprises, Inc.:

Our report on the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries, which includes an emphasis paragraph related to changes in the Company's method of accounting for funeral services investment trust fund earnings in 1999, is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 12, 2000, except for
Note 19 as to which the date is
January 9, 2001

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

               COLUMN A                        COLUMN B             COLUMN C             COLUMN D        COLUMN E
               --------                        --------    ---------------------------   --------        --------
                                                                    Additions
                                                           ---------------------------
                                               Balance at  Charged to      Charged to
                                               beginning   costs  and        other       Deductions   Balance at end
              Description                      of period    expenses       accounts(1)   write-offs     of period
              -----------                      ---------   ----------     -----------    ----------   --------------

Current-Allowance for contract
  cancellations and doubtful accounts:
     Year ended October 31,
       2000 .............................       $ 11,432      14,351               53        15,912       $  9,924
       1999 .............................       $ 10,738      14,050            2,223        15,579       $ 11,432
       1998 .............................       $  6,869      16,191            1,875        14,197       $ 10,738

Due after one year-Allowance for
  contract cancellations and doubtful
  accounts:
     Year ended October 31,
       2000 .............................       $ 14,557      21,526                -        19,223       $ 16,860
       1999 .............................       $ 12,063      19,864                -        17,370       $ 14,557
       1998 .............................       $  9,696      12,134              728        10,495       $ 12,063

Accumulated amortization of intangible
  assets:
     Year ended October 31,
       2000 .............................       $ 63,300     19,644                 -             -       $ 82,944
       1999 .............................       $ 43,831     19,469                 -             -       $ 63,300
       1998 .............................       $ 29,383     14,448                 -             -       $ 43,831

(1)	Amounts charged to other accounts represent principally the opening balance in the allowance for contract cancellations and doubtful accounts for acquired companies.

Item 14(a)(3) Exhibits
3.1

Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 10-K"))

3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)
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

10.1

Lease Agreement dated February 29, 2000, between Stewart Building Enterprise, L.L.C. and Stewart Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000)

10.2	Split-Dollar Agreement dated January 10, 1992 between the Company, Roy A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992)

Management Contracts and Compensatory Plans or Arrangements
10.3	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the commission on August 21, 1991 (the "1991 Registration Statement")), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K"))
10.4	Employment Agreement dated August 1, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K")) and Amendment No. 1 to Employment Agreement dated October 31, 1998 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the "1998 10-K"))
10.5	Change of Control Agreement dated December 5, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.20 to the 1995 10-K) and Amendment No. 1 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999)
10.6	Stock Option Agreements dated February 1, 1995, between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1995)
10.7	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Joseph P. Henican, III (incorporated by reference to Exhibit 10.17 to the 1995 10-K)
10.8	Termination Agreement dated as of November 15, 1999, between Stewart Enterprises, Inc., a Louisiana corporation and Joseph P. Henican, III (incorporated by reference to Exhibit 10.8 to the 1999 10-K)
10.9	Employment Agreement dated August 1, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.25 to the 1995 10-K); Amendment No. 1 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.12 to the 1998 10-K); Amendment No. 2 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Employment Agreement
10.10	Change of Control Agreement dated December 5, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.29 to the 1995 10-K); Amendment No. 1 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 2 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.9 above)
10.11	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and William E. Rowe (incorporated by reference to Exhibit 10.26 to the 1995 10-K)
10.12	Employment Agreement dated August 1, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.32 to the 1995 10-K); Amendment No. 1 dated May 1, 1998 to Employment Agreement and Amendment No. 2 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.15 to the 1998 10-K); Amendment No. 3 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Employment Agreement
10.13	Change of Control Agreement dated December 5, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.36 to the 1995 10-K); Amendment No. 1 dated May 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.16 to the 1998 10-K); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.12 above)
10.14	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.33 to the 1995 10-K)
10.15	Employment Agreement dated August 1, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.47 to the 1995 10-K); Amendment No. 1 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.24 to the 1998 10-K); Amendment No. 2 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Employment Agreement
10.16	Change of Control Agreement dated December 5, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.51 to the 1995 10-K); Amendment No. 1 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 2 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.15 above)
10.17	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.48 to the 1995 10-K)
10.18	Employment Agreement dated August 1, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.35 to the 1996 10-K); Amendment No. 1 dated January 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 dated May 1, 1998 to Employment Agreement and Amendment No. 3 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.27 to the 1998 10-K); Amendment No. 4 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Employment Agreement
10.19	Change of Control Agreement dated December 5, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.39 to the 1996 10-K); Amendment No. 1 dated May 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.28 to the 1998 10-K); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.18 above)
10.20	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K)
10.21	Employment Agreement dated August 1, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.41 to the 1996 10-K); Amendment No. 1 dated January 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.30 to the 1998 10-K); Amendment No. 3 dated September 21, 1999 to Employment Agreement (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 2000); Amendment No. 4 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Employment Agreement
10.22	Change of Control Agreement dated December 5, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.45 to the 1996 10-K); Amendment No. 1 dated January 1, 1997 to Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1998); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated September 21, 1999 to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 2000); Amendment No. 4 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.21 above)
10.23	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K)
10.24	Employment Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997); Amendment No. 1 dated January 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 dated November 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998); Amendment No. 3 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.33 to the 1998 10-K); Amendment No. 4 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Employment Agreement
10.25	Change of Control Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997); Amendment No. 1 dated November 1, 1997 to Change of Control Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1998); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.24 above)
10.26	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K)
10.27	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)
10.28	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)
10.29	Employment Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Employment Agreement
10.30	Change of Control Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.29 above)
10.31	Indemnity Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)
10.32	Employment Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Employment Agreement
10.33	Change of Control Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.32 above)
10.34	Indemnity Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)
10.35	Employment Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Employment Agreement
10.36	Change of Control Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.35 above)
10.37	Indemnity Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)
10.38	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K)
10.39	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K)
10.40	The Stewart Enterprises Employees' Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement) and amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 10-K"))
10.41	The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K)
10.42	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K)
10.43	Amended and Restated Directors' Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K)
10.44	Amended and Restated Stewart Enterprises, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997)
10.45	2000 Incentive Compensation Plan
10.46	2000 Directors' Stock Option Plan

12	Calculation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP

(b)    Reports on Form 8-K

        The Company filed a Form 8-K on September 6, 2000, reporting under "Item 5. Other Events," the earnings release for the quarter ended July 31, 2000.

         The Company filed a Form 8-K on September 27, 2000, reporting under "Item 5. Other Events," the announcement that the Company is in discussions to sell its European operations.

        The Company filed a Form 8-K on October 5, 2000, reporting under "Item 5. Other Events," the announcement to suspend the Company's quarterly dividend.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 25, 2001.

STEWART ENTERPRISES, INC. By: /s/ WILLIAM E. ROWE William E. Rowe President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ FRANK B. STEWART, JR Frank B. Stewart, Jr.	Chairman of the Board	January 25, 2001
/s/ WILLIAM E. ROWE William E. Rowe (Principal Executive Officer)	President, Chief Executive Officer and a Director	January 25, 2001
/s/ KENNETH C. BUDDE Kenneth C. Budde (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and a Director	January 25, 2001
/s/ MICHAEL G. HYMEL Michael G. Hymel (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	January 25, 2001
/s/ DARWIN C. FENNER Darwin C. Fenner	Director	January 25, 2001
/s/ JOHN P. LABORDE John P. Laborde	Director	January 25, 2001
/s/ JAMES W. McFARLAND James W. McFarland	Director	January 25, 2001
/s/ MICHAEL O. READ Michael O. Read	Director	January 25, 2001

Exhibit Index

10.9	Amendment No. 3 dated October 31, 2000 to Employment Agreement, between the Company and William E. Rowe
10.10	Amendment No. 3 dated October 31, 2000 to Change of Control Agreement, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.9 above)
10.12	Amendment No. 4 dated October 31, 2000 to Employment Agreement, between the Company and Ronald H. Patron
10.13	Amendment No. 4 dated October 31, 2000 to Change of Control Agreement, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.12 above)
10.15	Amendment No. 3 dated October 31, 2000 to Employment Agreement, between the Company and Brian J. Marlowe
10.16	Amendment No. 3 dated October 31, 2000 to Change of Control Agreement, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.15 above)
10.18	Amendment No. 5 dated October 31, 2000 to Employment Agreement, between the Company and Kenneth C. Budde
10.19	Amendment No. 4 dated October 31, 2000 to Change of Control Agreement, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.18 above)
10.21	Amendment No. 5 dated October 31, 2000 to Employment Agreement, between the Company and Lawrence B. Hawkins
10.22	Amendment No. 5 dated October 31, 2000 to Change of Control Agreement, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.21 above)
10.24	Amendment No. 5 dated October 31, 2000 to Employment Agreement, between the Company and Brent F. Heffron
10.25	Amendment No. 4 dated October 31, 2000 to Change of Control Agreement, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.24 above)
10.29	Amendment No. 1 dated October 31, 2000 to Employment Agreement, between the Company and Randall L. Stricklin
10.30	Amendment No. 1 dated October 31, 2000 to Change of Control Agreement, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.29 above)
10.32	Amendment No. 1 dated October 31, 2000 to Employment Agreement, between the Company and G. Kenneth Stephens, Jr.
10.33	Amendment No. 1 dated October 31, 2000 to Change of Control Agreement, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.32 above)
10.35	Amendment No. 1 dated October 31, 2000 to Employment Agreement, between the Company and Everett N. Kendrick
10.36	Amendment No. 1 dated October 31, 2000 to Change of Control Agreement, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.35 above)
10.45	2000 Incentive Compensation Plan
10.46	2000 Directors' Stock Option Plan
12	Calculation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP