Form 10-Q
period 2001-01-31
STEWART ENTERPRISES INC
filed 2001-03-19
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2001
OR
(  )    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission File Number: 0-19508

STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)
110 Veterans Memorial Boulevard Metairie, Louisiana (Address of principal executive offices)	70005 (Zip Code)

Registrant's telephone number, including area code: (504) 837-5880

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

        The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of March 12, 2001, was 103,618,686 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

INDEX

Part I          Financial Information                                          Page

                Item 1.  Financial Statements

                Consolidated Statements of Earnings -
                   Three Months Ended January 31, 2001 and 2000..............   3

                Consolidated Balance Sheets -
                   January 31, 2001 and October 31, 2000.....................   4

                Consolidated Statement of Shareholders' Equity -
                   Three Months Ended January 31, 2001.......................   6

                Consolidated Statements of Cash Flows -
                   Three Months Ended January 31, 2001 and 2000..............   7

                Notes to Consolidated Financial Statements...................   9

                Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.......   16

                Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk...................................   24

Part II         Other Information

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                        Three Months Ended January 31,
                                                             ------------------------------------------------
                                                                  2001             2000             2000
                                                             --------------   --------------   --------------
                                                                              (Pro Forma)(1)   (As  Reported)
Revenues:
   Funeral ...............................................   $      107,349   $      114,705   $      122,646
   Cemetery  .............................................           69,341           73,139           70,314
                                                             --------------   --------------   --------------
                                                                    176,690          187,844          192,960
                                                             --------------   --------------   --------------
Costs and expenses:
   Funeral ...............................................           82,606           84,283           87,913
   Cemetery ..............................................           50,999           58,172           56,339
                                                             --------------   --------------   --------------
                                                                    133,605          142,455          144,252
                                                             --------------   --------------   --------------
   Gross profit  .........................................           43,085           45,389           48,708
Corporate general and administrative expenses ............            4,161            5,260            5,260
                                                             --------------   --------------   --------------
   Operating earnings ....................................           38,924           40,129           43,448
Interest expense, net ....................................          (13,279)         (14,583)         (14,583)
Other income, net ........................................              835              806              806
                                                             --------------   --------------   --------------
   Earnings before income taxes and cumulative effect
      of change in accounting principles .................           26,480           26,352           29,671
Income taxes .............................................            9,665            9,619           10,830
                                                             --------------   --------------   --------------
   Earnings before cumulative effect of change in
      accounting principles ..............................           16,815           16,733           18,841

Cumulative effect of change in accounting principles,
  net of a $166,669 income tax benefit (Note 2)...........         (250,004)            -                -
                                                             --------------   --------------   --------------
   Net earnings (loss) ...................................   $     (233,189)  $       16,733   $       18,841
                                                             ==============   ==============   ==============
Basic earnings per common share:
   Earnings before cumulative effect of change in
      accounting principles ..............................   $          .16   $          .16   $          .18
   Cumulative effect of change in accounting principles ..            (2.34)            -                -
                                                             --------------   --------------   --------------
   Net earnings (loss) ...................................   $        (2.18)  $          .16   $          .18
                                                             ==============   ==============   ==============
Diluted earnings per common share:
   Earnings before cumulative effect of change in
      accounting principles ..............................   $          .16   $          .16   $          .18
   Cumulative effect of change in accounting principles ..            (2.34)            -                -
                                                             --------------   --------------   --------------
   Net earnings (loss)....................................   $        (2.18)  $          .16   $          .18
                                                             ==============   ==============   ==============
Weighted average common shares outstanding (in thousands):
   Basic .................................................          106,962          106,273          106,273
                                                             ==============   ==============   ==============
   Diluted ...............................................          106,963          106,273          106,273
                                                             ==============   ==============   ==============
Dividends declared per common share ......................   $        -       $          .02   $          .02
                                                             ==============   ==============   ==============

(1) Reflects change in the Company's accounting methods, effective November 1, 2000 (Note 2).

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                    January 31,      October 31,
                    ASSETS                                              2001             2000
                    ------                                        --------------   --------------
                                                                                    (As Reported)
Current assets:
   Cash and cash equivalent investments ........................  $       53,326   $       91,595
   Marketable securities .......................................           8,035            7,273
   Receivables, net of allowances ..............................          94,076          177,474
   Inventories .................................................          49,515           51,049
   Prepaid expenses ............................................           4,633            4,063
                                                                  --------------   --------------
     Total current assets ......................................         209,585          331,454
Receivables due beyond one year, net of allowances .............          95,150          217,073
Prearranged receivables ........................................       1,394,587            -
Intangible assets ..............................................         696,283          668,462
Deferred charges ...............................................         266,812          126,158
Cemetery property, at cost .....................................         440,889          441,646
Property and equipment, at cost:
   Land ........................................................          79,746           78,736
   Buildings ...................................................         359,688          353,189
   Equipment and other .........................................         165,189          161,223
                                                                  --------------   --------------
                                                                         604,623          593,148
   Less accumulated depreciation ...............................         155,835          145,219
                                                                  --------------   --------------
   Net property and equipment ..................................         448,788          447,929
Long-term investments ..........................................           4,658            4,203
Merchandise trust asset ........................................           -              234,752
Deferred income taxes  .........................................          95,838            -
Other assets ...................................................           5,399            4,514
                                                                  --------------   --------------
                                                                  $    3,657,989   $    2,476,191
                                                                  ==============   ==============

                                                                                      (continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                    January 31,      October 31,
         Liabilities and Shareholders' Equity                          2001             2000
         ------------------------------------                     --------------   --------------
                                                                                    (As Reported)

Current liabilities:
   Current maturities of long-term debt ........................  $       29,440   $       29,857
   Accounts payable ............................................          18,393           20,342
   Accrued payroll .............................................          15,789           17,433
   Accrued insurance ...........................................          14,862           16,470
   Accrued interest ............................................           5,861           13,039
   Accrued other ...............................................          23,636           22,084
   Deferred income taxes .......................................          17,383           15,251
                                                                  --------------   --------------
     Total current liabilities .................................         125,364          134,476
Long-term debt, less current maturities ........................         838,841          920,670
Deferred income taxes ..........................................           -               83,740
Prearranged deferred revenue ...................................       1,814,994          108,744
Estimated cost to deliver merchandise ..........................           -              139,183
Other long-term liabilities ....................................          14,808           14,721
                                                                  --------------   --------------
     Total liabilities .........................................       2,794,007        1,401,534
                                                                  --------------   --------------
Commitments and contingencies (Note 4)
Shareholders' equity:
   Preferred stock, $1.00 par value, 5,000,000 shares authorized;
     no shares issued ..........................................           -                -
   Common stock, $1.00 stated value:
     Class A authorized 150,000,000 shares; issued and outstanding
        103,618,686 and 103,277,329 shares at January 31, 2001
        and October 31, 2000, respectively .....................         103,619          103,277
     Class B authorized 5,000,000 shares; issued and outstanding
        3,555,020 shares at January 31, 2001 and October 31, 2000;
        10 votes per share; convertible into an equal number of
        Class A shares .........................................           3,555            3,555
   Additional paid-in capital ..................................         673,926          673,658
   Retained earnings ...........................................         174,209          407,398
   Cumulative foreign translation adjustment ...................         (91,369)        (103,553)
   Unrealized depreciation of investments ......................            (970)          (9,678)
   Derivative financial instrument gains .......................           1,012            -
                                                                  --------------   --------------
     Total shareholders' equity ................................         863,982        1,074,657
                                                                  --------------   --------------
                                                                  $    3,657,989   $    2,476,191
                                                                  ==============   ==============

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                                      Unrealized
                                                                         Cumulative  Appreciation  Derivative
                                               Additional                  Foreign  (Depreciation) Financial        Total
                                  Common        Paid-in      Retained    Translation      of       Instrument   Shareholders'
                                  Stock(1)      Capital      Earnings    Adjustment  Investments  Gains(Losses)    Equity
                               ------------- ------------- ------------ ------------ ------------ ------------- ------------

Balance October 31, 2000 ..... $     106,832 $     673,658 $    407,398 $   (103,553)$     (9,678)$         -   $  1,074,657

Comprehensive income:
 Net loss ....................                                 (233,189)                                            (233,189)

 Other comprehensive income
  (loss):
  Foreign translation
   adjustment ................                                                12,184                                  12,184
  Unrealized appreciation of
   investments ...............                                                             13,713                     13,713
  Deferred income tax expense
   on unrealized appreciation
   of investments ............                                                             (5,005)                    (5,005)
  Cumulative effect of change
   in accounting for derivative
   financial instrument ......                                                                            4,693        4,693
  Unrealized loss on derivative
   instrument designated and
   qualifying as a cash flow
   hedging instrument ........                                                                           (3,681)      (3,681)
                               ------------- ------------- ------------ ------------ ------------ ------------- ------------
  Total other comprehensive
   income ....................                                                12,184        8,708         1,012       21,904
                               ------------- ------------- ------------ ------------ ------------ ------------- ------------
Total comprehensive income
   (loss) ....................                                 (233,189)      12,184        8,708         1,012     (211,285)

Issuance of common stock .....           342           268                                                               610
                               ------------- ------------- ------------ ------------ ------------ ------------- ------------
Balance January 31, 2001 ..... $     107,174 $     673,926 $    174,209 $    (91,369)$       (970)$       1,012 $    863,982
                               ============= ============= ============ ============ ============ ============= ============

(1)	Amount includes shares of common stock with a stated value of $1 per share.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                          Three Months Ended January 31,
                                                                ------------------------------------------------
                                                                      2001             2000             2000
                                                                --------------   --------------   --------------
                                                                                 (Pro Forma)(1)   (As  Reported)
Cash flows from operating activities:
 Net earnings (loss) .......................................... $     (233,189)  $       16,733   $       18,841
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization ..............................         21,454           21,273           15,172
   Provision for doubtful accounts ............................          6,495            8,108           11,575
   Cumulative effect of change in accounting
    principles ................................................        250,004              -                -
   Net gains on sales of marketable securities ................            -               (780)            (780)
   Provision (benefit) for deferred income taxes ..............          1,244           (2,445)          (1,233)
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Increase in other receivables ............................         (5,473)         (10,615)         (17,692)
     Increase in other deferred charges and intangible assets..         (1,007)          (2,385)          (2,385)
     Increase in inventories and cemetery property ............           (301)          (3,372)          (3,372)
     Decrease in accounts payable and accrued expenses ........        (11,471)          (9,936)          (9,936)
     Change in prearranged activity ...........................        (13,537)         (19,154)         (13,290)
     Increase in merchandise trust, less estimated
      cost to deliver merchandise .............................            -                -             (5,872)
     Increase (decrease) in other  ............................            403           (1,576)          (1,576)
                                                                --------------   --------------   --------------
     Net cash provided by (used in) operating activities ......         14,622           (4,149)         (10,548)
                                                                --------------   --------------   --------------
Cash flows from investing activities:
 Prearranged acquisition costs ................................         (8,307)         (10,402)          (4,003)
 Proceeds from sales of marketable securities .................            -             42,432           42,432
 Purchases of marketable securities and long-term investments..             20           (7,331)          (7,331)
 Additions to property and equipment ..........................         (5,071)         (11,691)         (11,691)
 Other ........................................................            754              141              141
                                                                --------------   --------------   --------------
     Net cash provided by (used in) investing activities ......        (12,604)          13,149           19,548
                                                                --------------   --------------   --------------

                                                                                                     (continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                          Three Months Ended January 31,
                                                                ------------------------------------------------
                                                                      2001             2000             2000
                                                                --------------   --------------   --------------
                                                                                 (Pro Forma)(1)   (As  Reported)
Cash flows from financing activities:
 Funeral trust withdrawal ....................................  $       40,000   $          -     $          -
 Proceeds from long-term debt ................................             -              8,366            8,366
 Repayments of long-term debt ................................         (82,549)          (8,103)          (8,103)
 Issuance of common stock  ...................................             610              653              653
 Dividends ...................................................             -             (2,128)          (2,128)
                                                                --------------   --------------   --------------
     Net cash used in financing activities ...................         (41,939)          (1,212)          (1,212)
                                                                --------------   --------------   --------------
Effect of exchange rates on cash and cash equivalents ........           1,652           (2,244)          (2,244)
                                                                --------------   --------------   --------------
Net increase (decrease) in cash ..............................         (38,269)           5,544            5,544
Cash and cash equivalents, beginning of period ...............          91,595           30,877           30,877
                                                                --------------   --------------   --------------
Cash and cash equivalents, end of period .....................  $       53,326   $       36,421   $       36,421
                                                                ==============   ==============   ==============
Supplemental cash flow information:
 Cash paid during the period for:
   Income taxes ..............................................  $          500   $        1,400   $         1,400
   Interest ..................................................  $       22,500   $       25,300   $        25,300

 Noncash investing and financing activities:
   Subsidiaries acquired through seller financing ............  $          -     $       13,900   $        13,900

(1)	Reflects change in the Company's accounting methods, effective November 1, 2000 (Note 2).

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

        As of January 31, 2001, the Company owned and operated 616 funeral homes and 161 cemeteries in 30 states within the United States, and in Puerto Rico, Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the three months ended January 31, 2001, foreign operations contributed approximately 18 percent of total revenue and, as of January 31, 2001, represented approximately 17 percent of total assets.

        (b)    Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        (c)    Interim Disclosures

        The information as of January 31, 2001, and for the three months ended January 31, 2001 and 2000, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

        The results of operations for the three months ended January 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2001.

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

        (f)    Reclassifications

        Certain reclassifications have been made to the 2000 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity.

(2)    Change in Accounting Principles

        The Company reached a final resolution on discussions with the Securities and Exchange Commission on Staff Accounting Bulletin No. 101 ("SAB No. 101") "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first fiscal quarter of 2001. The accounting for the Company's preneed sales activities was affected as follows:

        For preneed sales of interment rights, the associated revenue and all costs to acquire the sale will be recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

        For preneed sales of merchandise, primarily vaults and markers, and preneed sales of cemetery service fees, primarily openings and closings of burial sites and installations of markers, the associated revenue and all costs to acquire the sale will be deferred until the merchandise is delivered or the service is performed. The revenue will be included in the prearranged deferred revenue line item on the balance sheet, and the costs to acquire the sale will be included in the deferred charges line item on the balance sheet. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

        Cemetery merchandise trust earnings will be deferred until the underlying merchandise is delivered. The revenue will be included in the prearranged deferred revenue line item on the balance sheet. Previously, the earnings were recognized as earned in the trust.

        The implementation of SAB No. 101 resulted in several changes to the Company's balance sheet including the addition of two new categories: Prearranged receivables and Prearranged deferred revenue. Prearranged receivables

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)    Change in Accounting Principles--(Continued)

represent the funds owed to the Company from prearranged funeral trusts, from prearranged merchandise trusts and from customers, and are related to prearranged sales of funeral and cemetery merchandise and services. Prearranged deferred revenue represents the revenue which will be recognized by the Company upon delivery of the prearranged funeral and cemetery merchandise and services at the time of need. The net change in prearranged receivables and prearranged deferred revenue will be recognized in the Company's cash flow statement in the operating section as a change in prearranged activity.

        Previously, neither the funeral trust assets nor the receivables related to prearranged funerals were included on the Company's balance sheet. Receivables related to cemetery merchandise and services were previously included with other receivables on the balance sheet. The merchandise trust asset was previously presented net of the liability, estimated cost to deliver. However, the Company has reclassified these amounts as an asset and a liability on its October 31, 2000 balance sheet as presented herein.

        All direct costs to acquire prearranged cemetery sales will now be included in deferred charges. Previously, these costs were expensed as incurred. Also included in deferred charges are the costs to acquire prearranged funeral sales, which is consistent with the Company's historical accounting methods. The cost to acquire all prearranged sales will be included in the investing section of the Company's cash flow statement as prearranged acquisition costs.

        The Company has filed a Form 8-K dated March 14, 2001 which describes in detail the new accounting methods as compared to previous accounting methods.

        The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the three months ended January 31, 2001, of $250.0 million (net of a $166.7 million income tax benefit), or $2.34 per share. The current year effect of the change in accounting principles was an increase in net earnings of $3.7 million, or $.03 per share, for the three months ended January 31, 2001. Additionally, the Company corrected the application of purchase price allocations related to certain prior period acquisitions. These non-SAB No. 101 adjustments were immaterial to the Company's financial position, and current and prior period results.

        Effective November 1, 2000, the Company adopted SFAS No. 133 -"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are amendments to the accounting and reporting standards of SFAS No. 133 and were adopted by the Company concurrently with SFAS No. 133.

        SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on November 1, 2000 did not have an impact on results of operations and resulted in $1,012 being recognized in other comprehensive income. The notional amounts of derivative financial instruments

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)    Change in Accounting Principles--(Continued)

do not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates or other indices.

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

        In accordance with SFAS No. 133, the Company accounts for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as an asset in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. The estimated fair value of the interest rate swap as of January 31, 2001, based on quoted market prices, was $1,012. The timing of the swap is simultaneous with the timing of the variable interest payments. Therefore, interest expense includes amounts related to the underlying hedged debt and to the swap in the accompanying financial statements.

        Effective November 1, 1999, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

(3)    Acquisitions

        During the three months ended January 31, 2001, the Company had no acquisitions, compared to four cemeteries purchased during the three months ended January 31, 2000.

        These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

(4)    Contingencies

        In Re Stewart Enterprises, Inc. Securities Litigation, No. 01-30035 on the docket of the United States Court of Appeals for the Fifth Circuit. On March 9, 2001, plaintiffs in this action voluntarily withdrew their appeal, effectively ending the litigation. The appeal related to 16 putative securities class action lawsuits filed in the United

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)    Contingencies--(Continued)

States District Court for the Eastern District of Louisiana in the fall of 1999 against the Company, certain of its directors and officers and the lead underwriters in the Company's January 1999 common stock offering. In December 2000, the District Court dismissed the suits against all defendants for failure of the plaintiffs to state a claim. On January 4, 2001, the plaintiffs filed a notice of appeal which has now been withdrawn.  The Company made no payments to the plaintiffs in connection with the withdrawal.

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

(5)    Reconciliation of Basic and Diluted Per Share Data

                                                          Earnings        Shares       Per Share
                                                         (Numerator)   (Denominator)      Data
                                                         -----------   -------------   ---------
    Three Months ended January 31, 2001
    ------------------------------------
    Earnings before cumulative effect of change in
      accounting principles  ........................... $    16,815
                                                         ===========
    Basic earnings per common share:
      Earnings available to common shareholders ........ $    16,815        106,962   $     .16
                                                                                      =========
    Effect of dilutive securities:
      Time-vest stock options assumed exercised ........         -                1
                                                         -----------   ------------
    Diluted earnings per common share:
      Earnings available to common shareholders
        plus time-vest stock options assumed exercised.. $    16,815        106,963   $     .16
                                                         ===========   ============   =========

                                                          Earnings        Shares       Per Share
                                                         (Numerator)   (Denominator)      Data
                                                         -----------   -------------   ---------
    Three Months ended January 31, 2000 - As reported
    -----------------------------------
    Net earnings ....................................... $    18,841
                                                         ===========
    Basic earnings per common share:
      Earnings available to common shareholders ........ $    18,841         106,273   $     .18
                                                                                       =========
    Effect of dilutive securities:
      Time-vest stock options assumed exercised ........         -                -
                                                         -----------   -------------
    Diluted earnings per common share:
      Earnings available to common shareholders ........
        plus time-vest stock options assumed exercised.. $    18,841         106,273   $     .18
                                                         ===========   =============   =========

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)    Reconciliation of Basic and Diluted Per Share Data -- (Continued)

        Options to purchase 7,965,848 shares of common stock at prices ranging from $2.75 to $27.25 per share were outstanding during the three months ended January 31, 2001 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between October 31, 2001 and April 12, 2005, were still outstanding as of January 31, 2001.

        Options to purchase 4,083,342 shares of common stock at prices ranging from $5.50 to $27.25 per share were outstanding during the three months ended January 31, 2000 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

(6)    Segment Data

        The Company's reportable segment information was as follows:

                                                                          Reconciling   Consolidated
                                                Funeral      Cemetery       Items(1)       Totals
                                              -----------   -----------   -----------   ------------
Revenues from external customers:
   Three months ended January 31,
     2001 ................................    $   107,349        69,341           -     $    176,690
     2000 (as reported) ..................    $   122,646        70,314           -     $    192,960

Gross profit:
   Three months ended January 31,
     2001 ................................    $    24,743        18,342           -     $     43,085
     2000 (as reported) ..................    $    34,733        13,975           -     $     48,708

Total assets:
   January 31, 2001 ......................    $ 2,393,619     1,225,814        38,556   $  3,657,989
   October 31, 2000 ......................    $ 1,253,754     1,145,612        76,825   $  2,476,191

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)    Segment Data -- (Continued)

         A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principles for the three months ended January 31, 2001 and 2000, is as follows:

                                                              Three Months Ended January 31,
                                                             --------------------------------
                                                                  2001              2000
                                                             --------------    --------------
                                                                               (As reported)
Gross profit for reportable segments ......................  $       43,085    $       48,708
Corporate general and administrative expenses .............          (4,161)           (5,260)
Interest expense, net .....................................         (13,279)          (14,583)
Other income, net .........................................             835               806
                                                             --------------    --------------
Earnings before income taxes and
   cumulative effect of change in
   accounting principles ................................... $       26,480    $       29,671
                                                             ==============    ==============

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        Effective November 1, 2000, the Company implemented Staff Accounting Bulletin No. 101 ("SAB No. 101") which resulted in changing its methods of accounting for preneed sales activities. The accounting for the Company's preneed sales activities was affected as follows:

  For preneed sales of interment rights, the associated revenue and all costs to acquire the sale will be recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate." Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

  For preneed sales of merchandise, primarily vaults and markers, and preneed sales of cemetery service fees, primarily openings and closings of burial sites and installations of markers, the associated revenue and all costs to acquire the sale will be deferred until the merchandise is delivered or the service is performed. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

  Cemetery merchandise trust earnings will be deferred until the underlying merchandise is delivered. Previously, the earnings were recognized as earned in the trust.

  SAB No. 101 will also result in several changes to the Company's balance sheet presentation.

See Note 2 to the consolidated financial statements included in Item 1 for further discussion of SAB No.101 and its impact on the Company's financial condition and results of operations.

Trust and Escrow Investments

        The Company's funeral and cemetery business includes prearranged sales funded through trust and escrow arrangements, as well as maintenance of cemetery grounds funded through perpetual care funds. The Company defers all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. As discussed above, effective November 1, 2000, the Company changed its method of accounting for earnings realized by merchandise trust funds and escrow accounts. The Company now defers all earnings from these funds until the underlying merchandise is delivered. Previously, the Company recognized the earnings as earned in the trust.

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

        Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico but excluding those in Mexico), which include investments in common stock, the Company seeks an overall annual yield of approximately 8.5 percent to 9.0 percent. However, no assurance can be given that the Company will be successful in achieving any particular yield.

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

        Information for the three months ended January 31, 2001 is presented as originally reported; whereas, information for the three months ended January 31, 2000 is presented as if the change in accounting principles had occurred November 1, 1999.

Results of Operations

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Funeral Segment

                                                                   Three Months Ended
                                                                       January 31,
                                                             -------------------------------    Increase
                                                                  2001             2000        (Decrease)
                                                             --------------   --------------   ----------
                                                                               (Pro Forma)
                                                                              (In millions)
     Funeral Revenue
     ---------------
     Existing Operations .................................   $        105.6   $        114.6   $     (9.0)
     Acquired/Opened Operations ..........................              1.8              0.1          1.7
                                                             --------------   --------------   ----------
                                                             $        107.4   $        114.7   $     (7.3)
                                                             ==============   ==============   ==========

     Funeral Costs
     -------------
     Existing Operations .................................   $         80.7   $         84.1   $     (3.4)
     Acquired/Opened Operations ..........................              1.9              0.2          1.7
                                                             --------------   --------------   ----------
                                                             $         82.6   $         84.3   $     (1.7)
                                                             ==============   ==============   ==========
     Funeral Segment Profit ..............................   $         24.8   $         30.4   $     (5.6)
                                                             ==============   ==============   ==========

        Funeral revenue decreased $7.3 million, or 6 percent, for the three months ended January 31, 2001, compared to the corresponding period in 2000. The Company experienced a $9.0 million, or 8 percent, decrease in funeral revenue from Existing Operations as a result of several factors. First, the average revenue per domestic funeral service performed by Existing Operations increased 1.4 percent (3.6 percent increase worldwide, excluding the effect of foreign currency translation). The increase in average revenue per funeral service was due in part to enhanced funeral arranger training, improved merchandising and personalization of services and product offerings based on findings of the Company's extensive consumer market study.  The Company still anticipates increases in average revenue per funeral service performed of 2 to 3 percent going forward.  See the Company's forward-looking statements in Part II, Item 5.

        Offsetting this increase was a 6.1 percent decrease (1,247 events) in the number of domestic funeral services performed by Existing Operations (9.2 percent decrease (3,455 events) worldwide), and a $2.6 million reduction in revenue from changes in foreign currency exchange rates, about half of which was due to the Euro. The Company believes that the decline in funeral services performed by Existing Operations was the result of a decrease in the number of deaths in the quarter. The timing of deaths does not occur evenly throughout the year and from month to month there can be significant variances. For example, for the three months ended January 31, 2000, the Company reported an increase in the number of domestic funeral services performed by Existing Operations of over 700 events. By the end of the year, the activity had stabilized. In the current quarter, funeral services performed by Existing Operations declined by 1,247 events, but the Company does not believe that comparisons of the first quarter of 2001 to the first quarter of 2000 will be indicative of the results to be expected for the year.

        Funeral profit margin from Existing Operations decreased from 26.6 percent in 2000 to 23.6 percent in 2001 primarily due to the decline in the number of funeral services performed by Existing Operations mentioned above, coupled with the high fixed-cost nature of the funeral business.

        The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company's construction or opening of funeral homes from February 2000 through January 2001, which were not open for the entirety of both periods presented.

Cemetery Segment

                                                                   Three Months Ended
                                                                       January 31,
                                                             -------------------------------    Increase
                                                                  2001             2000        (Decrease)
                                                             --------------   --------------   ----------
                                                                                (Pro Forma)
                                                                               (In millions)
     Cemetery Revenue
     ----------------
     Existing Operations ..................................  $         67.8   $         72.0   $     (4.2)
     Acquired/Opened Operations ...........................             1.5              1.1          0.4
                                                             --------------   --------------   ----------
                                                             $         69.3   $         73.1   $     (3.8)
                                                             ==============   ==============   ==========

     Cemetery Costs
     --------------
     Existing Operations ..................................  $         49.6   $         56.8   $     (7.2)
     Acquired/Opened Operations ...........................             1.4              1.3          0.1
                                                             --------------   --------------   ----------
                                                             $         51.0   $         58.1   $     (7.1)
                                                             ==============   ==============   ==========
     Cemetery Segment Profit ..............................  $         18.3   $         15.0   $      3.3
                                                             ==============   ==============   ==========

        Cemetery revenue decreased $3.8 million, or 5 percent, for the three months ended January 31, 2001, compared to the corresponding period in 1999. The Company experienced a $4.2 million, or 6 percent, decrease in revenue from Existing Operations, resulting primarily from a decrease in the number of deaths during the quarter and reduced preneed cemetery property sales. This decrease was partially offset by an improvement in the Company's bad debt burden reflecting the changes made during fiscal year 2000 to improve the quality of the Company's preneed sales and receivables.

        The Company modified its preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. During the fourth quarter of fiscal year 2000, the Company also implemented a new standardized compensation structure and reduced commissions on certain of its preneed sales. The Company's new standardized compensation structure places emphasis on increasing preneed cemetery property sales and prearranged funeral service sales, which the Company believes are the sales that build and maintain market share. The new structure places greater emphasis on the profitability of sales. The changes also better align the operations of the Company with the changes in accounting necessitated by the adoption of SAB No. 101.

        The Company believes that the changes in its preneed sales have improved profitability, cash flow and the quality of receivables but have also considerably reduced preneed sales. The Company believes that the sales organization has stabilized and, as a result of the changes, is producing higher quality and more profitable sales resulting in greater cash flow and higher quality receivables.

        Cemetery profit margin from Existing Operations increased from 21.1 percent in 2000 to 26.8 percent in 2001. The increase was attributable principally to cost savings resulting from the changes made in the Company's preneed sales organization mentioned above and additional cost savings at the cemeteries arising from increased scrutiny of expenses.

        The increase in revenue and costs from Acquired/Opened Operations resulted from the Company's development of cemeteries from February 2000 through January 2001, and acquired cemeteries which were not open for the entirety of both periods presented.

Other

        Corporate general and administrative expenses declined approximately $1.1 million to 2.4 percent of revenue for the three months ended January 31, 2001, as compared to 2.8 percent for the comparable period in 2000. The decline was primarily the result of approximately $800,000 in consulting fees incurred during the first quarter of fiscal year 2000 in connection with the Company's extensive consumer market research project.

        Net interest expense, which is comprised of gross interest expense of $15.4 million, netted with investment income of $2.1 million, decreased $1.3 million during the first quarter of fiscal year 2001 compared to the same period in 2000. This is due principally to a $1.8 million increase in investment income generated from increased cash and cash equivalents, which earned an average rate of 8.1 percent, including funds in foreign jurisdictions that earned 11.6 percent. The increase in investment income was partially offset by an increase in gross interest expense. The increase in gross interest expense was due to an increase in average interest rates from 6.2 percent in 2000 to 6.6 percent in 2001, and was partially offset by a decrease in the average outstanding debt balance resulting from debt reductions of $97.3 million since the end of the first quarter of 2000.

        As of January 31, 2001, the Company's outstanding borrowings totaled $868.3 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 69 percent was fixed-rate debt, with the remaining 31 percent subject to short-term variable interest rates averaging approximately 7.2 percent.

Liquidity and Capital Resources

        Early in fiscal year 2000, the Company's management resolved to improve cash flow and build cash reserves in order to deleverage the Company's balance sheet. The Company had accumulated $61.4 million in cash and marketable securities as of January 31, 2001 after reducing debt by $82.5 million during the quarter. In addition, operations provided cash of $14.6 million for the three months ended January 31, 2001, compared to using cash of $4.1 million for the corresponding period in 2000 (as presented on a pro forma basis), due principally to a smaller increase in receivables and a smaller change in prearranged activities, coupled with other working capital changes. The smaller increase in receivables resulted from increased cash collections combined with the impact of reduced preneed sales, both attributable to modifications made to the Company's preneed sales strategies for increased cash retention, as discussed in "Results of Operations - Cemetery Segment."

        The Company's investing activities resulted in a cash outflow of $12.6 million for the three months ended January 31, 2001, compared to a cash inflow of $13.1 million for the comparable period in 2000, (as presented on a pro forma basis). The cash inflow from investing activities in the first quarter of 2000 was a result of converting certain voluntary escrow funds to cash for general operating purposes.

        The Company's financing activities resulted in a cash outflow of $41.9 million for the three months ended January 31, 2001, compared to $1.2 million for the comparable period in 2000 due principally to debt repayments during 2001. Offsetting this was $40.0 million the Company withdrew from its trust funds in Florida. The Company substituted a bond to guarantee performance under the related contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

        The Company has implemented various initiatives to generate cash and reduce debt. For example, the Company has suspended its acquisition activity, restructured its preneed sales activities, limited spending on internal growth initiatives and suspended the payment of quarterly dividends on Class A and Class B common stock. Additionally, the Company continues to control capital expenditures at the corporate level, analyze and re-deploy or sell excess cemetery property, under-performing assets and real estate, and utilize third party at-need financing to generate cash for debt reduction. Another initiative being considered is the possible sale of some or all of the Company's foreign operations. The Company has engaged an investment banking firm to assist in evaluating and executing this option if the Company should decide to proceed. Currently, the Company is in discussions with several interested parties. A sale of some or all foreign assets could result in a material charge to earnings but could generate significant cash for debt reduction.

        The Company continues to discuss plans for deleveraging its balance sheet with the lead bank in its revolving credit facility and is working with the lenders party to that facility to develop a workable plan well in advance of the April 2002 maturity date of the facility. Any amendments, renegotiations or extensions of the Company's existing revolving credit and senior note agreements are likely to result in higher interest costs to the Company, although the effect of the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with such refinancing. If the Company is not successful in extending or renegotiating its current revolving credit agreement prior to the end of the Company's second quarter of fiscal year 2001, the revolving credit facility will become a current liability.

        The following table reflects future scheduled principal payments or maturities of the Company's long-term debt (in millions) as of January 31, 2001:

                                                                             Other,
                                                                         Principally Seller
                                                                           Financing  of
Year Ending      Revolving                        6.7%          6.4%          Acquired
October 31,   Credit Facility  Senior Notes   Public Notes  Public Notes    Operations      Total
-----------   ---------------  ------------   ------------  ------------    ------------    -------
2001          $          -     $       -      $      -      $        -      $        4.1    $   4.1
2002                    472.0          23.8          -               -               4.7      500.5
2003                     -             23.8          -             200.0(1)          4.8      228.6
2004                     -              7.2         100.0            -               5.0      112.2
2005                     -             -             -               -               2.1        2.1
Thereafter               -             10.0          -               -               6.1       16.1
              ---------------  ------------   ------------  ------------    ------------    -------
Subtotal      $         472.0  $       64.8   $      100.0  $      200.0    $       26.8      863.6
              ===============  ============   ============  ============    ============
Option premium on Remarketable Or Redeemable Securities ("ROARS")                               4.7
                                                                                            -------
  Total long-term debt                                                                      $ 868.3
                                                                                            =======
(1)

The Company could be required to redeem $200 million of its public debt (ROARS) on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time.  If it is remarketed, it will become due May 1, 2013.

        Long-term debt at January 31, 2001 decreased to $868.3 million compared to $950.5 million at October 31, 2000, as a result of debt repayments of $82 million during the quarter. All of the Company's debt is uncollateralized, except for approximately $13.4 million of term notes incurred principally in connection with acquisitions.

        The most restrictive debt-to-equity ratio contained in the Company's credit agreements require it to maintain a ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of 1.0 to 1.0 and .9 to 1.0 as of January 31, 2001 and October 31, 2000, respectively. As of March 9, 2001, the Company had a debt-to-equity ratio of approximately 1.0 to 1.0 and $211.7 million of additional borrowing capacity within this parameter, $81.4 million of which was available under its revolving credit facility after providing for the amount that the Company agreed would remain unused related to the Florida bonding transaction discussed above. Additionally, the most restrictive coverage ratio contained in the Company's credit agreements require it to maintain a ratio, as defined by the agreement, of 2.25 to 1.0. As discussed above, a sale of some or all of the Company's foreign assets could result in a material charge to earnings; however, the Company will not enter into a transaction that would violate its covenants without the consent of its lenders.

        The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:

                                                      Three Months
                  Years Ended October 31,                 Ended
        --------------------------------------------   January 31,
        1996      1997      1998      1999      2000      2001
        ----      ----      ----      ----      ----   -----------
        3.98      3.65(1)   2.38(2)   3.43(1)   2.57      2.62(1)

(1)	Excludes the cumulative effect of change in accounting principles.
(2)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

        For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of gross interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense. The three months ended January 31, 2001 reflect the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal year 1996 reflects the Company's previous accounting methods which were in effect at that time.

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

        As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company began to develop strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal year 2000, the Company focused on liquidity, leverage and cash flow. As a result, the Company's acquisition activity has ceased, and the Company has no pending acquisitions. The Company's growth expectations for fiscal year 2001 and beyond include no acquisitions.

        The Company's current growth strategy focuses on achieving internal growth from existing operations and from new initiatives. For example, during fiscal year 2000, the Company began to implement programs based on the results of its comprehensive study of consumer preferences. The Company has begun to offer more personalized services and products and has enhanced its funeral arranger training. The Company has also created a Sales and Marketing Division to strengthen sales effectiveness and create consistency in marketing, sales and training.

        During fiscal year 2000 and first quarter 2001, the Company opened four new funeral homes in an operating partnership with the Los Angeles Archdiocese. A fifth funeral home is currently under construction. The operating partnerships enable the Company to build a total of nine funeral homes on cemetery land owned by the Archdiocese. The number of families serviced by the Archdiocese funeral homes thus far has exceeded management's expectations.

        Although the Company has no material commitments for fiscal year 2001 capital expenditures (other than approximately $7.0 million related to construction of the Archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of approximately $28.0 million for the fiscal year ending October 31, 2001, which includes $10 million in new growth initiatives (including the construction of the Archdiocese of Los Angeles funeral homes) and approximately $18 million for maintenance capital expenditures.

        With debt maturities of $500.5 million, $228.6 million and $112.2 million in fiscal years 2002, 2003 and 2004, respectively, management of the Company's liquidity and capitalization represents a significant short- and medium-term priority. The Company believes that its ability to meet its future capital requirements will depend primarily upon the successful implementation of its strategies to provide cash from operations, provide cash from other sources, such as the sale of some or all of its foreign operations, and its ability to refinance its revolving credit facility and public debt prior to or at their maturities.

Inflation

        Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Other

Recent Accounting Standards

        The Company reached a final resolution on discussions with the Securities and Exchange Commission on SAB No. 101 "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first fiscal quarter of 2001. See Note 2 to the consolidated financial statements in Item 1 for further discussion of SAB No. 101 and its impact on the Company's financial condition and results of operations.

        Effective November 1, 2000, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are amendments to the accounting and reporting standards of SFAS No. 133 and were adopted by the Company concurrently with SFAS No. 133.

        SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on November 1, 2000 did not have an impact on results of operations and resulted in $1,012 being recognized in other comprehensive income. The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates or other indices.

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

        In accordance with SFAS No. 133, the Company accounts for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as an asset in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. The estimated fair value of the interest rate swap as of January 31, 2001, based on quoted market prices, was $1,012. The timing of the swap is simultaneous with the timing of the variable interest payments. Therefore, interest expense includes amounts related to the underlying hedged debt and to the swap in the accompanying financial statements.

        Effective November 1, 1999, the Company implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and qualitative disclosure about market risk is presented in Item 7A to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, filed with the Securities and Exchange Commission on January 25, 2001. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

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

Interest

        The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 11 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

        As of January 31, 2001 and October 31, 2000, the carrying values of the Company's long-term, fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, was approximately $401.7 million and $433.9 million, respectively, compared to fair values of $321.8 million and $305.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 185 basis points and 265 basis points for January 31, 2001 and October 31, 2000, respectively, would result in changes of approximately $10.7 million and $13.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

        In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. As of January 31, 2001 and October 31, 2000, the estimated fair value of the interest rate swap based on quoted market prices was $1.0 million and $4.7 million, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $1.4 million and $2.8 million, respectively, in the fair value of this instrument.

        As of January 31, 2001 and October 31, 2000, the carrying values of the Company's borrowings outstanding under its revolving credit facility, including accrued interest, were $472.0 million and $529.0 million, respectively, compared to a fair values of $460.1 million and $512.2 million, respectively. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the borrowings outstanding under the revolving credit facility, $272.0 million and $329.0 million as of January 31, 2001 and October 31, 2000, respectively, were not hedged by the interest rate swap and were subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million and $1.0 million in the Company's annualized pre-tax earnings as of January 31, 2001 and October 31, 2000, respectively. Any refinancing of the Company's revolving credit facility is likely to be at interest rates substantially higher than those currently in effect, although the effect of the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with such refinancing.

        The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In Re Stewart Enterprises, Inc. Securities Litigation, No. 01-30035 on the docket of the United States Court of Appeals for the Fifth Circuit. On March 9, 2001, plaintiffs in this action voluntarily withdrew their appeal, effectively ending the litigation. The appeal related to 16 putative securities class action lawsuits filed in the United States District Court for the Eastern District of Louisiana in the fall of 1999 against the Company, certain of its directors and officers and the lead underwriters in the Company's January 1999 common stock offering. In December 2000, the District Court dismissed the suits against all defendants for failure of the plaintiffs to state a claim. On January 4, 2001, the plaintiffs subsequently filed a notice of appeal which has now been withdrawn.  The Company made no payments to the plaintiffs in connection with the withdrawal.

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

        Management's current goal is to continue to increase its average revenue per funeral service performed worldwide at least 2 to 3 percent annually. The Company's goal is to grow its cemetery sales by 2 percent over 2000 with costs increasing 1 percent. Fiscal year 2001 goals also include spending $10.0 million on internal growth initiatives. The current tax rate anticipated for fiscal year 2001 is 36.5 percent, and the Company's weighted average cost of debt as of January 31, 2001, was 6.6 percent. During fiscal year 2001, the Company plans to continue its focus on improving liquidity and leverage. Any refinancing of the Company's debt is likely to be at interest rates substantially higher than those currently in effect, although the effect of the rate increases may be moderated if the Company is able to substantially reduce its total debt prior to or in connection with such refinancing.

        Absent the cumulative effect of implementing SAB No. 101 and any nonrecurring charges related to asset sales, the Company's current goal for fiscal year 2001 is earnings per share consistent with fiscal year 2000, and the Company's goal is to increase earnings per share for fiscal year 2002 with accelerating improvement thereafter. The Company's goal is approximately $100 million in cash flow from operations in fiscal year 2001.

        The Company's cash flow initiatives include analyzing the benefits associated with the sale of some or all of its foreign operations and analyzing excess cemetery property, under-performing assets and real estate for sale or re-deployment. The potential sale of some or all foreign operations could result in a material charge to earnings but could generate significant cash for debt reduction.

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

        (2)    Preneed cemetery sales are a component of the Company's cemetery revenue. The Company sets very aggressive preneed sales targets. The inability of the Company to achieve the planned level of sales could cause a shortfall in anticipated levels of revenue. Changes in the sales organization, compensation thereof and sales terms and conditions of the Company's preneed contracts could affect the Company's ability to achieve its preneed sales targets.

        (3)    Morale is a key ingredient in any sales organization, and morale can be adversely affected by numerous factors, including aggressive sales targets that make it difficult for the Company's sales counselors to achieve their goals.

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

        (6)    Another component of revenue is earnings from the Company's cemetery perpetual care trust funds, which are determined by the size of, and returns (which include dividends, interest and realized capital gains) on, the funds. The returns on the Company's prearranged funeral and merchandise trust funds and escrow accounts affect the Company's future revenue. The performance of the funds depends primarily on market conditions that are not within the Company's control. Additionally, the performance of the funds is affected by the mix of fixed-income and equity securities. The size of the funds depends on the level of sales, funds added through acquisitions, if any, and the amount of returns that are reinvested.

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

        (9)    In order to address its long-term debt maturities over the next three to four years, the Company is considering selling some or all of its foreign operations. Given the current market environment, no assurance can be given that foreign assets can be sold, and it is likely that sales of operations in certain markets will be at prices below the carrying values of those assets and could result in a material charge to earnings but would generate significant cash for debt reduction. Sales of some or all foreign operations would result in a material reduction in revenue, and to a lesser extent, net earnings.

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

        (13)    While the Company does not anticipate that a majority of consumers will make their preneed or at-need purchasing decisions over the Internet, no assurance can be given of the impact of technological changes on the Company's business, nor of the effects of market acceptance of advances in technology by the Company or its primary competitors.

        (14)    The Company's ability to remain in compliance with the restrictions of its debt agreements is affected by several factors, including the Company's earnings and fixed charges. The Company's ability to achieve projected earnings and fixed charges depends upon many uncertainties, including each of the factors discussed herein.

        (15)    In addition to the factors discussed above, earnings per share and cash flow may be affected by other important factors, including the following:

(a)	The ability of the Company to achieve projected economies of scale in markets where it has "clusters" or combined facilities.

(b)

Whether recently acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of these recently acquired businesses.

(c)	The ability of the Company to achieve projected revenues and earnings from recently constructed businesses.
(d)	The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.
(e)	The amount and rate of growth in the Company's general and administrative expenses.
(f)	Changes in interest rates and the Company's credit ratings, which can increase or decrease the interest rates the Company pays on borrowings with variable rates of interest and the rates it will be required to pay on new fixed- or variable-rate debt.
(g)	The Company's debt-to-equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed- or variable-interest rates.
(h)	The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.
(i)	Changes in government regulation, including tax rates and their effects on corporate structure.
(j)	Changes in inflation and other general economic conditions, affecting financial markets, both domestically and internationally (e.g., marketable security values as well as exchange rate fluctuations).
(k)	Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.
(l)	Changes in accounting policies and practices adopted voluntarily or required to be adopted by accounting principles generally accepted in the United States of America.
(m)	The effects and timing of possible asset sales.

        The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999, (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999)
3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000)
12	Calculation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K
The Company filed a Form 8-K on November 30, 2000, reporting under "Item 5. Other Events," the announcement that the Company revised its earnings estimates for the fourth quarter of 2000.
The Company filed a Form 8-K on December 11, 2000, reporting under "Item 5. Other Events," the announcement that the class action lawsuits against the Company were dismissed.
The Company filed a Form 8-K on December 13, 2000, reporting, under "Item 5. Other Events," the earnings release for the quarter ended October 31, 2000.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 19, 2001	/s/ KENNETH C. BUDDE Kenneth C. Budde Executive Vice President Chief Financial Officer
March 19, 2001	/s/ MICHAEL G. HYMEL Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer