Form 10-Q
period 2001-04-30
STEWART ENTERPRISES INC
filed 2001-06-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2001

OR

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to______

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
Yes    X    No

        The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of June 8, 2001, was 103,965,419 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,

	2001	2000

Revenues:
Funeral	$107,958	$115,741
Cemetery	62,981	73,120

	170,939	188,861

Costs and expenses:
Funeral	82,366	84,936
Cemetery	47,358	54,141

	129,724	139,077

Gross profit	41,215	49,784
Corporate general and administrative expenses	4,905	4,883

Operating earnings	36,310	44,901
Interest expense, net	(12,504)	(14,447)
Other income (expense), net	2,349	(10)

Earnings before income taxes	26,155	30,444
Income taxes	9,547	11,112

Net earnings	$16,608	$19,332

Net earnings per common share:
Basic	$.15	$.18

Diluted	$.15	$.18

Weighted average common shares outstanding (in thousands):
Basic	107,306	106,557

Diluted	107,320	106,596

Dividends declared per common share	$—	$.02

Pro forma amounts assuming 2001 change in accounting
principles was applied retroactively:
Net earnings		$16,447

Basic earnings per common share		$.15

Diluted earnings per common share		$.15

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2001	2000

Revenues:
Funeral	$215,307	$238,387
Cemetery	132,322	143,434

	347,629	381,821

Costs and expenses:
Funeral	164,972	172,849
Cemetery	98,357	110,480

	263,329	283,329

Gross profit	84,300	98,492
Corporate general and administrative expenses	9,066	10,143

Operating earnings	75,234	88,349
Interest expense, net	(25,783)	(29,030)
Other income, net	3,184	796

Earnings before income taxes and cumulative effect
of change in accounting principles	52,635	60,115
Income taxes	19,212	21,942

Earnings before cumulative effect of change in
accounting principles	33,423	38,173
Cumulative effect of change in accounting principles,
net of a $166,669 income tax benefit (Note 2)	(250,004)	—

Net earnings (loss)	$(216,581)	$38,173

Basic earnings per common share:
Earnings before cumulative effect of change in
accounting principles	$.31	$.36
Cumulative effect of change in accounting principles	(2.33)	—

Net earnings (loss)	$(2.02)	$.36

Diluted earnings per common share:
Earnings before cumulative effect of change in
accounting principles	$.31	$.36
Cumulative effect of change in accounting principles	(2.33)	—

Net earnings (loss)	$(2.02)	$.36

Weighted average common shares outstanding (in thousands):
Basic	107,131	106,414

Diluted	107,136	106,432

Dividends declared per common share	$—	$.04

Pro forma amounts assuming 2001 change in accounting
principles was applied retroactively:
Net earnings		$33,180

Basic earnings per common share		$.31

Diluted earnings per common share		$.31

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

ASSETS	April 30, 2001	October 31, 2000

Current assets:
Cash and cash equivalent investments	$103,721	$91,595
Marketable securities	3,088	7,273
Receivables, net of allowances	92,825	177,474
Inventories	52,738	51,049
Prepaid expenses	5,618	4,063

Total current assets	257,990	331,454
Receivables due beyond one year, net of allowances	88,089	217,073
Prearranged receivables	1,394,038	—
Intangible assets	683,614	668,462
Deferred charges	265,966	126,158
Cemetery property, at cost	438,771	441,646
Property and equipment, at cost:
Land	78,855	78,736
Buildings	357,910	353,189
Equipment and other	166,158	161,223

	602,923	593,148
Less accumulated depreciation	159,719	145,219

Net property and equipment	443,204	447,929
Long-term investments	5,586	4,203
Merchandise trust asset	—	234,752
Deferred income taxes	96,339	—
Other assets	4,449	4,514

	$3,678,046	$2,476,191

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	April 30, 2001	October 31, 2000

Current liabilities:
Current maturities of long-term debt (Note 8)	$501,150	$29,857
Accounts payable	14,539	20,342
Accrued payroll	16,813	17,433
Accrued insurance	15,339	16,470
Accrued interest	12,572	13,039
Accrued other	21,168	22,084
Income taxes payable	6,681	—
Deferred income taxes	17,375	15,251

Total current liabilities	605,637	134,476
Long-term debt, less current maturities	365,223	920,670
Deferred income taxes	—	83,740
Prearranged deferred revenue	1,820,406	108,744
Estimated cost to deliver merchandise	—	139,183
Other long-term liabilities	13,850	14,721

Total liabilities	2,805,116	1,401,534

Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $1.00 par value, 5,000,000 shares
authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding
103,965,419 and 103,277,329 shares at April 30, 2001
and October 31, 2000, respectively	103,965	103,277
Class B authorized 5,000,000 shares; issued and outstanding
3,555,020 shares at April 30, 2001 and October 31, 2000;
10 votes per share; convertible into an equal number
of Class A shares	3,555	3,555
Additional paid-in capital	674,847	673,658
Retained earnings	190,817	407,398
Cumulative foreign translation adjustment	(98,400)	(103,553)
Unrealized depreciation of investments	(1,038)	(9,678)
Derivative financial instrument losses	(816)	—

Total shareholders' equity	872,930	1,074,657

	$3,678,046	$2,476,191

     See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock (1)	Additional Paid-In Capital	Retained Earnings	Cumulative Foreign Translation Adjustment	Unrealized Appreciation (Depreciation) of Investments	Derivative Financial Instrument Gains (Losses)	Total Shareholders' Equity

Balance October 31, 2000	$106,832	$673,658	$407,398	$(103,553)	$(9,678)	$—	$1,074,657
Comprehensive income (loss):
Net loss			(216,581)				(216,581)
Other comprehensive income (loss):
Foreign translation adjustment				5,153			5,153
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101					8,494		8,494
Unrealized appreciation of investments					229		229
Deferred income tax expense on unrealized appreciation of investments					(83)		(83)
Cumulative effect of change in accounting for derivative financial instrument						4,693	4,693
Unrealized loss on derivative instrument designated and qualifying as a cash flow hedging instrument						(5,509)	(5,509)

Total other comprehensive income (loss)				5,153	8,640	(816)	12,977

Total comprehensive income (loss)			(216,581)	5,153	8,640	(816)	(203,604)
Issuance of common stock	688	1,189					1,877

Balance April 30, 2001	$107,520	$674,847	$190,817	$(98,400)	$(1,038)	$(816)	$872,930

_________________
(1) Amount includes shares of common stock with a stated value of $1 per share.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$(216,581)	$38,173
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation and amortization	39,143	28,707
Provision for doubtful accounts	9,148	17,584
Cumulative effect of change in accounting principles	250,004	—
Net gains on sales of marketable securities	—	(780)
Loss on sale of subsidiaries	776	—
Provision (benefit) for deferred income taxes	1,280	(1,747)
Changes in assets and liabilities, net of effects
from acquisitions:
Increase in other receivables	(2,023)	(15,006)
Increase in other deferred charges and
intangible assets	(720)	(3,751)
(Increase) decrease in inventories and cemetery property	1,329	(4,060)
Increase (decrease) in accounts payable and accrued expenses	215	(3,106)
Change in prearranged activity	(8,333)	57
Prearranged acquisition costs	(16,114)	—
Increase in merchandise trust, less estimated
cost to deliver merchandise	—	(14,084)
Decrease in other	(832)	(3,545)

Net cash provided by operating activities	57,292	38,442

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,474	45,816
Purchases of marketable securities and long-term investments	(511)	(12,946)
Proceeds from sale of subsidiaries	2,881	—
Additions to property and equipment	(11,246)	(23,627)
Other	1,227	1,208

Net cash provided by (used in) investing activities	(3,175)	10,451

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2001	2000

Cash flows from financing activities:
Funeral trust withdrawal	$40,000	$—
Proceeds from long-term debt	—	8,366
Repayments of long-term debt	(83,483)	(9,574)
Issuance of common stock	610	1,923
Dividends	—	(4,261)

Net cash used in financing activities	(42,873)	(3,546)

Effect of exchange rates on cash and cash equivalents	882	(2,050)

Net increase in cash	12,126	43,297
Cash and cash equivalents, beginning of period	91,595	30,877

Cash and cash equivalents, end of period	$103,721	$74,174

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,100	$8,700
Interest	$29,900	$33,600

Noncash investing and financing activities:
Subsidiaries acquired through seller financing	$—	$13,900
Issuance of common stock to fund employee benefit plan	$1,267	$—

See accompanying notes to consolidated financial statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1)    Basis of Presentation

        (a)    The Company

        Stewart Enterprises, Inc. (the "Company") is the third largest provider of products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services.

        As of April 30, 2001, the Company owned and operated 321 funeral homes and 151 cemeteries in 30 states within the United States and Puerto Rico, and 291 funeral homes and 10 cemeteries in Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the six months ended April 30, 2001, foreign operations contributed approximately 18 percent of total revenue and, as of April 30, 2001, represented approximately 16 percent of total assets.

        (b)    Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        (c)    Interim Disclosures

        The information as of April 30, 2001, and for the three and six months ended April 30, 2001 and 2000, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

        The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2001.

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

        (f)     Reclassifications

        Certain reclassifications have been made to the 2000 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity. In fiscal year 2001, prearranged acquisition costs and the change in prearranged activity are included in cash flows from operating activities in the accompanying statements of cash flows. These cash flows have characteristics of both cash flows from operating and investing activities. For comparative purposes, a reclassification has been made to the consolidated statement of cash flows for the six months ended April 30, 2000.

(2)     Change in Accounting Principles

        (a)     SAB No. 101

        The Company reached a final resolution on discussions with the Securities and Exchange Commission on Staff Accounting Bulletin No. 101 ("SAB No. 101") -- "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first fiscal quarter of 2001. The accounting for the Company's preneed sales activities was affected as follows:

        For preneed sales of interment rights, the associated revenue and all costs to acquire the sale are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

        For preneed sales of cemetery merchandise, primarily vaults and markers, and preneed sales of cemetery service fees, primarily openings and closings of burial sites and installations of markers, the associated revenue and all costs to acquire the sale are deferred until the merchandise is delivered or the service is performed. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

        Cemetery merchandise trust earnings are deferred until the underlying merchandise is delivered. Previously, the earnings were recognized as earned in the trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)     Change in Accounting Principles--(Continued)

        Accounting for preneed funeral service sales and earnings on preneed funeral merchandise and services trust funds was not affected, as those revenues were recognized upon delivery of funeral merchandise and services under the Company's historical accounting methods.

        Preneed funeral merchandise sales, primarily caskets, and associated direct selling costs, primarily commissions and direct marketing costs, are deferred until the merchandise is delivered, at which time they will be reflected in funeral revenue and funeral cost of sales, respectively. Previously, these sales and associated direct costs were recognized as funeral revenue and funeral cost of sales, respectively, when the contract was executed with the customer.

        The method of accounting for perpetual care trusts was not affected. Earnings on those trusts continue to be recognized as they are earned in the trusts to offset the costs of maintaining the Company's cemeteries.

        The implementation of SAB No. 101 resulted in several changes to the Company's balance sheet including the addition of two new categories: prearranged receivables and prearranged deferred revenue. Prearranged receivables are related to preneed sales of funeral and cemetery merchandise and services. Prearranged receivables represent the funds owed to the Company (1) from preneed funeral merchandise and services trusts and from preneed cemetery merchandise and services trusts, which represent amounts already paid by customers, and realized earnings on those amounts, (2) from customers and (3) from insurance companies. Prearranged deferred revenue represents the revenue the Company will recognize upon delivery of the preneed funeral and cemetery merchandise and services at the time of need. The net change in prearranged receivables and prearranged deferred revenue is recognized in the cash flow statement in the operating section as a change in prearranged activity.

        Prior to the adoption of SAB No. 101, neither the funeral trust assets nor the receivables related to preneed funerals were included on the balance sheet. Receivables due from customers related to preneed cemetery merchandise and services were previously included with other receivables on the balance sheet. The preneed cemetery merchandise and services trust asset was previously presented net of the liability for the estimated cost to deliver cemetery services and merchandise.

        All direct costs to acquire the sales of preneed funeral and cemetery merchandise and cemetery services are now included in deferred charges (asset). Previously, these costs were expensed as incurred. Also included in deferred charges are the costs to acquire preneed funeral service sales, which is consistent with the Company's historical accounting methods. The cost to acquire all preneed merchandise and service sales are included in the operating section of the cash flow statement as prearranged acquisition costs.

        The Company filed a Form 8-K dated March 14, 2001 which describes in detail the new accounting methods as compared to its previous accounting methods.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)     Change in Accounting Principles--(Continued)

        The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the six months ended April 30, 2001 of $250,004 (net of a $166,669 income tax benefit), or $2.33 per share. The effect of the change in accounting principles for the three and six months ended April 30, 2001 was an increase in net earnings of $3,148 and $6,868 respectively, or $.03 and $.06 per share, respectively. The Company corrected the application of purchase price allocations related to certain prior period acquisitions. These non-SAB No. 101 adjustments were immaterial to the Company's financial position and current and prior period results.

        (b)     Other Changes

        Effective November 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are amendments to the accounting and reporting standards of SFAS No. 133 and were adopted by the Company concurrently with SFAS No. 133.

        SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on November 1, 2000 did not have an impact on results of operations and resulted in $4,693 being recognized in other comprehensive income for the cumulative effect of a change in accounting for a derivative financial instrument. The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates or other indices.

        In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200,000. This agreement, which became effective March 4, 1999, effectively converted $200,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent.

        In accordance with SFAS No. 133, the Company accounts for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a current liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. The estimated fair value of the interest rate swap as of April 30, 2001, based on quoted market prices, was a loss of $816. The timing of the swap is simultaneous with the timing of the variable interest payments. Therefore, interest expense includes amounts related to the underlying hedged debt and to the swap in the accompanying financial statements.

        In 2000, the Financial Accounting Standards Board ("FASB" or the "Board") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have an impact on the Company's results of operations or financial condition for the three and six months ended April 30, 2001.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3)     Proposed Accounting Changes

        In February 2001, the Financial Accounting Standards Board issued an exposure draft of a proposed Statement, "Business Combinations and Intangible Assets - Accounting for Goodwill." If adopted, the exposure draft would eliminate the amortization of goodwill, but would require that goodwill be tested for impairment using a fair-value approach. Based on the current version of the exposure draft, the Company would not be required or allowed to adopt the provisions of the exposure draft until the first quarter of fiscal year 2002. If the exposure draft is issued as currently proposed and on the schedule currently contemplated, the Company estimates that it would incur a pre-tax noncash impairment charge of between $100,000 and $300,000 for the Company's domestic operations. However, the Company would no longer be required to amortize goodwill, which amounted to $19,644 ($14,409 related to domestic operations) in fiscal year 2000. Foreign operations would not be affected as they will have been previously marked to fair value. See Note 8 - "Subsequent Events - Foreign Asset Sales and Related Noncash Charges." The exposure draft may or may not be issued as currently proposed, and any changes in its terms or effective date, or changes in the fair value of the Company's relevant businesses, could change the estimated impairment charge materially.

(4)     Acquisitions

        During the six months ended April 30, 2001, the Company had no acquisitions, compared to four cemeteries purchased during the six months ended April 30, 2000.

        These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions were originally based on preliminary information.

(5)     Contingencies

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

(6)       Reconciliation of Basic and Diluted Per Share Data
Three months ended April 30, 2001	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Net earnings	$ 16,608

Basic earnings per common share:
Earnings available to common shareholders	$ 16,608	107,306	$ .15

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	14

Diluted earnings per common share:
Earnings available to common shareholders
plus time-vest stock options assumed exercised	$ 16,608	107,320	$ .15

Three months ended April 30, 2000	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Net earnings	$ 19,332

Basic earnings per common share:
Earnings available to common shareholders	$ 19,332	106,557	$ .18

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	39

Diluted earnings per common share:
Earnings available to common shareholders
plus time-vest stock options assumed exercised	$ 19,332	106,596	$ .18

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)        Reconciliation of Basic and Diluted Per Share Data --(Continued)

Six months ended April 30, 2001	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Earnings before cumulative effect of change in
accounting principles	$ 33,423

Basic earnings per common share:
Earnings available to common shareholders	$ 33,423	107,131	$ .31

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	5

Diluted earnings per common share:
Earnings available to common shareholders
plus time-vest stock options assumed exercised	$ 33,423	107,136	$ .31

Six months ended April 30, 2000	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Net earnings	$ 38,173

Basic earnings per common share:
Earnings available to common shareholders	$ 38,173	106,414	$ .36

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	18

Diluted earnings per common share:
Earnings available to common shareholders
plus time-vest stock options assumed exercised	$ 38,173	106,432	$ .36

         Options to purchase 8,005,594 and 8,161,911 shares of common stock at prices ranging from $4.28 to $27.25 per share and $3.44 to $27.25 per share were outstanding during the three and six months ended April 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire between October 31, 2001 and April 12, 2005, were still outstanding as of April 30, 2001.

        Options to purchase 7,005,126 and 5,528,180 shares of common stock at prices ranging from $5.50 to $27.25 per share were outstanding during the three and six months ended April 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Segment Data

         The Company's reportable segment information was as follows:

	Funeral	Cemetery	Reconciling Items (1)	Consolidated Totals
Revenues from external customers:
Three months ended April 30,
2001	$107,958	62,981	—	$170,939
2000	$115,741	73,120	—	$188,861
Six months ended April 30,
2001	$215,307	132,322	—	$347,629
2000	$238,387	143,434	—	$381,821
Gross profit:
Three months ended April 30,
2001	$25,592	15,623	—	$41,215
2000	$30,805	18,979	—	$49,784
Six months ended April 30,
2001	$50,335	33,965	—	84,300
2000	$65,538	32,954	—	$98,492
Total assets:
April 30, 2001	$2,344,182	1,263,496	70,368	$3,678,046
October 31, 2000	$1,253,754	1,145,612	76,825	$2,476,191
(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

         A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principles for the three and six months ended April 30, 2001 and 2000, is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,

	2001	2000	2001	2000

Gross profit for reportable segments	$ 41,215	$ 49,784	$ 84,300	$ 98,492
Corporate general and administrative expenses	(4,905)	(4,883)	(9,066)	(10,143)
Interest expense, net	(12,504)	(14,447)	(25,783)	(29,030)
Other income (expense), net	2,349	(10)	3,184	796

Earnings before income taxes and cumulative
effect of change in accounting principles	$ 26,155	$ 30,444	$ 52,635	$ 60,115

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8)     Subsequent Events

        (a)     Refinancing Transactions

        On May 15, 2001, the Company commenced a tender offer for up to $200,000 of its $300,000 publicly held senior notes as the first step in a comprehensive plan to refinance substantially all of its long-term debt. Pursuant to that plan, the Company also expects to refinance its $600,000 revolving credit facility (of which $442,000 was outstanding as of May 31, 2001) and redeem all of its privately held senior notes ($64,762 was outstanding as of May 31, 2001).

        In order to provide the funds necessary to refinance those obligations and pay related tender premiums, prepayment penalties, fees and expenses, the Company plans to privately place, under Rule 144A, $300,000 in notes and to enter into new senior secured credit facilities which are expected to consist of a $225,000 four-year revolving credit facility, a $75,000 18-month asset sale term loan and a $250,000 five-year term loan B. The obligations under the new senior secured credit facilities and the new notes will be guaranteed by substantially all of the Company's domestic subsidiaries. The obligations and guarantees under the new senior secured credit facilities will be secured by a substantial portion of the assets of the Company and the subsidiary guarantors. If the refinancing transactions are completed, the publicly held senior notes not purchased in the tender offer will be secured equally and ratably with the new senior secured credit facilities but will not be guaranteed.

        The purpose of these transactions is primarily to improve the Company's liquidity by retiring its $600,000 revolving credit facility, which matures on April 30, 2002, and replacing it with the smaller revolving credit facility, which will be due in 2005. In addition, the refinancing plan will generally extend the maturities of the Company's other long-term debt, except for the 18-month asset sale term loan, which will provide the Company with shorter-term financing while it pursues the sale of its foreign operations, excess cemetery property and certain other assets. Although the Company's refinancing plan is designed to improve the Company's liquidity, the new financing will result in significantly higher interest costs, and the covenants to be contained in the new credit agreement will be significantly more restrictive than the covenants in its current credit agreement. As of April 30, 2001, the Company's weighted average cost of debt was 6.3 percent. Upon completion of the refinancing, the Company expects that its average borrowing cost will increase by 350 to 400 basis points.  However, the effect of the rate increases may be mitigated in the future if the Company is able to substantially reduce its total debt  with the proceeds from the sale of its foreign operations. In addition, the Company expects to incur charges in the range of $5,000 to $6,000 after taxes in the quarter ending July 31, 2001, relating to the early extinguishment of debt.   In connection with the refinancing transactions, the Company expects to incur tender premiums, prepayments penalties and other fees and expenses which will result in a cash outlay of approximately $31,000. This cash outlay has been reflected in the expected 350 to 400 basis point increase in the Company's rates and in the early extinguishment of debt charge previously mentioned.

        Each of the refinancing transactions will be conditioned on the completion of the others, and none are yet the subject of definitive agreements. Accordingly, no assurance can be given that any of the refinancing transactions will be completed successfully.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8)     Subsequent Events--(Continued)

        (b)     Foreign Asset Sales and Related Noncash Charges

        The Company has decided to pursue the sale of its foreign operations. Its financial advisors have completed their evaluation of those operations, and except for Argentina, have submitted financial and other information to prospective buyers and have received one or more indications of interest and/or formal proposals for the purchase of each of the Company's foreign operations. The sale process in Argentina will begin in the near term. The Company is now in various stages of negotiations with prospective buyers and believes that it will be able to dispose of all foreign operations at acceptable prices, resulting in cash proceeds within the range of $200,000 to $250,000 including tax benefits. Further, the Company expects these sales to be completed before the end of fiscal year 2002. The revenues, operating earnings and EBITDA for the Company's foreign operations in fiscal year 2000 pro forma for SAB No. 101 were $139,826 ($129,676 funeral and $10,150 cemetery), $22,712 and $36,377, respectively. The Company defines EBITDA as earnings before the cumulative effect of the change in accounting principles and before gross interest expense, taxes, depreciation and amortization. The Company's consolidated EBITDA for fiscal year 2000 was $229,378 (pro forma to reflect the changes resulting from its implementation of SAB No. 101). After applying all net proceeds to reduce debt, the net reduction in earnings per share, assuming all sales are consummated, is expected to be approximately $0.04.

        Based on its progress to date and management's and the Board of Directors' decision to proceed with these sales if acceptable prices and terms can be obtained, the Company will be writing down the aggregate value of these assets to their estimated fair value. As a result, the Company estimates that it will incur an aggregate pre-tax noncash charge to earnings of $230,000 to $250,000 ($175,000 to $195,000, or $1.62 to $1.81 per share, after tax) in the quarter ending July 31, 2001. Since the Company has already reduced shareholders' equity for the cumulative foreign translation adjustment incurred in each period that it has owned these businesses, the Company estimates that the total charge to shareholders' equity will be $115,000 to $135,000 after tax, all of which will be recorded in the quarter ending July 31, 2001.

(c)     Definitive Agreement to Sell Mexican Operations

        In accordance with the aforementioned plans, the Company announced in a press release dated June 4, 2001, that it has entered into a definitive agreement to sell its operations in Mexico. The net proceeds from the sale will be approximately US$70,000 before taxes, which will be used to pay down outstanding debt. The Company expects to recognize a small gain or loss on that sale, although the exact amount will depend on the exchange rate of the Mexican peso and the U.S. dollar at the time of closing. The transaction is scheduled to close on or about July 31, 2001, and is subject to customary closing conditions and a 45-day antitrust review period under Mexican antitrust laws. The revenues, operating earnings and EBITDA for the Company's Mexican operations in fiscal year 2000 pro forma for SAB No. 101 were $22,774, $10,145 and $12,723, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8)     Subsequent Events--(Continued)

        (d)     Other Noncash Charges

        In addition to its foreign operations, the Company has identified certain assets, primarily excess cemetery property and funeral home real estate, that it expects to sell. In addition, it has reviewed noncompetition agreements that it entered into with sellers, key employees and others in connection with previous acquisitions, and it is considering relieving some of these individuals from the obligation not to compete, although it would continue to make the payments in accordance with the contract terms. This obligation, which the Company previously recorded, will be included in other long-term liabilities on the balance sheet. As a result of the foregoing, the Company estimates that it would incur an aggregate pre-tax noncash charge to earnings of $15,000 to $30,000 ($9,000 to $18,000, or $.08 to $.17 per share, after tax) in the quarter ending July 31, 2001.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company sells cemetery property and funeral and cemetery products and services both on an at-need and preneed basis. The Company's revenues in each period consist primarily of at-need sales, preneed sales delivered out of the Company's backlog during the period, preneed cemetery property sales and other items such as perpetual care earnings and finance charges.

Preneed Sales

        The Company considers maintaining its preneed backlog through preneed marketing and sales to be an integral part of its long-term business strategy. The Company's primary objective is to moderate preneed sales levels in order to balance its cash investment with a goal of maintaining a sustainable and predictable level of growth in its preneed backlog. The Company's current goal is to make four preneed funeral sales for every three it delivers.

        The Company estimates that as of April 30, 2001 the future value of its preneed backlog represented approximately $2.5 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust, assuming an average yield of 8.6 percent and a build-up in the face value of insurance contracts. It assumes no future sales and assumes maturities of the existing contracts over a weighted average life of approximately ten years, which is consistent with the Company's experience. While the investment yield over the past five years has been in this range, there is no guarantee that future yields will be at this level. As of April 30, 2001, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings realized to date on the funds held in trust, was $1.9 billion. These amounts are primarily related to domestic operations. Of the $2.5 billion estimated future value of the backlog at April 30, 2001, $2.3 billion was related to domestic operations.

        Preneed property, products and services are typically sold on an installment basis with terms of approximately three to five years. In fiscal year 2000, the Company changed the terms and conditions of its preneed sales contracts and commissions, and moderated its preneed sales activities, in order to enhance its cash flow. These changes are described in more detail under the heading, "Results of Operations - Three Months Ended April 30, 2001 Compared to Three Months ended April 30, 2000 - Cemetery Segment" below.

        With respect to the sale of cemetery property, whether preneed or at-need, the Company is generally required by state law to place into a perpetual care trust a portion, usually 10 percent, of the proceeds it receives in order to fund maintenance of the cemetery grounds. As payments are received the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount; for example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount to be placed in trust for that contract. The Company withdraws realized earnings on these funds to use towards the maintenance of its cemeteries, but principal, including net realized capital gains in some jurisdictions, must generally be held in the trust in perpetuity.

        With respect to the preneed sale of cemetery and funeral products and services, state laws generally require either (1) a portion of the installment payments received be placed into a trust fund or (2) the use of an insurance policy underwritten by an insurance company to provide funds to cover the costs of delivering funeral products and services in the future. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 to 50 percent of each installment received. With respect to the preneed sale of funeral and cemetery services, the Company is generally required to place in trust 70 to 90 percent of each installment received. The sale of caskets is treated in some jurisdictions in the same manner as the sale of cemetery merchandise and in some jurisdictions in the same manner as the sale of funeral services for these purposes. When insurance is used, the Company applies customer payments to pay premiums on the insurance policies. The Company typically acts as agent for the insurance company and earns a commission. Generally, the Company can withdraw the principal of and earnings on the funds placed in trust only at the time that the related products and services are delivered.

        If a preneed funeral product or service contract is cancelled, the Company generally returns to the customer the related principal that was placed in trust and retains the portion not placed in trust. In many jurisdictions, the Company can withdraw and retain all related earnings in the trust, but in other jurisdictions these earnings must be returned to the customer. If a preneed cemetery property, product or service contract is cancelled, the Company generally is not required to return any funds to the customer.

        The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the portion of the sale required to be placed into trust and the terms of the particular contract (such as the size of the down payment required and the length of the contract). The Company generally pays commissions to its preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because the Company is required to place a portion of each cash installment paid by the customer into trust, it may be required to use its own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract.

        Cash expended for preneed funeral and cemetery merchandise and service sales, principally sales commissions, is capitalized in deferred charges on the balance sheet and amortized and expensed as cost of sales as the contracts are delivered.

Implementation of SAB No. 101

        Effective November 1, 2000, the Company implemented Staff Accounting Bulletin No. 101 ("SAB No. 101") which resulted in changing its methods of accounting for preneed sales activities. The effect of the change in accounting principles is described in Note 2 to the consolidated financial statements included in Item 1.

        Summary of Current Accounting for Preneed Sales

        A description of the Company's current accounting for preneed sales under SAB No. 101 follows.

        Revenue from preneed sales of funeral services and funeral merchandise is deferred until the period in which the funeral is performed and the merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue (liability). The corresponding receivable due from the customer is reflected in prearranged receivables (asset), and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). The costs to acquire the sales, primarily commissions and direct marketing costs, are reflected on the balance sheet as deferred charges (asset) and are charged to expense as the funeral services are performed and products delivered. Indirect costs of marketing preneed funeral services and merchandise are expensed in the period in which incurred.

        As the customer makes payments on the preneed contract, the portion of prearranged receivables representing the receivable due from the customer declines, and the portion representing the receivable from the trust increases. The Company records cash for the amount of cash received that is not required to be placed in trust. Realized earnings on the amounts held in trust represent a debit to prearranged receivables (asset) and a credit to prearranged deferred revenue (liability) and are not recognized as revenue until delivery of the service or merchandise.

        When the funeral service or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract, with a corresponding reduction recorded to prearranged deferred revenue (liability). The Company debits cash with the amount removed from trust that is attributable to the contract (consisting of the customer's payments and related realized earnings, all of which is withdrawn at that time) and records a corresponding reduction in prearranged receivables (asset). Associated deferred charges (asset) are expensed, and the actual expenses incurred in delivering the services and merchandise are recognized.

        Preneed sales of cemetery merchandise, primarily vaults and markers, and preneed sales of cemetery services, primarily openings and closings of burial sites and installations of markers, are accounted for in essentially the same manner as preneed sales of funeral services and merchandise.

        For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sales price has been collected. A portion, generally 10 percent, of the sale proceeds are placed into perpetual care trust funds. The Company withdraws and recognizes realized earnings from these funds on a monthly basis to offset the cost of maintaining its cemetery grounds. The perpetual care trust funds are not reflected on the financial statements because principal must remain in the trust in perpetuity.

        Summary of Current Accounting for Trust and Escrow Account Earnings

        The Company has three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. As described below, earnings on preneed funeral and cemetery merchandise and services trust funds and escrow accounts are now accounted for in the same manner. The accounting for earnings on perpetual care trust funds differs from the other two types of trust funds due to the nature of the trusts, as described below.

        Preneed funeral merchandise and services trust funds and escrow accounts

        Effective November 1, 1998, the Company changed its method of accounting for earnings realized by those preneed funeral merchandise and services trust funds and escrow accounts where it is allowed to retain earnings on the funds if the contract is cancelled. The Company now defers recognition of all earnings realized by these trust funds and escrow accounts until the underlying funeral service or merchandise is delivered. (For those trust funds and escrow accounts where it must return earnings on the funds if the contract is cancelled, it has always deferred recognition of realized earnings until the underlying funeral service or merchandise is delivered.) These accounting methods were not affected by the implementation of SAB No. 101. The Company generally does not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in the footnotes to the Company's annual financial statements.

         Preneed cemetery merchandise and services trust funds and escrow accounts

        As discussed above, effective November 1, 2000, the Company implemented SAB No. 101 and changed its method of accounting for earnings realized by preneed cemetery merchandise and services trust funds and escrow accounts. The Company now defers all earnings from these funds until the underlying merchandise or service is delivered. The Company generally does not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in the footnotes to the annual financial statements.

        Perpetual care trust funds

        The Company recognizes the earnings on its perpetual care trust funds as they are realized in the trust. This accounting method was not affected by the implementation of SAB No. 101. The Company generally withdraws the earnings on a monthly basis to offset the cost of maintaining its cemeteries. Principal in these funds is not reflected on the balance sheet because the principal must remain in the trust in perpetuity.

        Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico but excluding those in Mexico) that have investments in common stock, the Company seeks an overall annual yield of approximately 8.5 percent to 9.0 percent, which is well in excess of the Company's expectation for inflation over the short term. However, no assurance can be given that the Company will be successful in achieving any particular yield.

Results of Operations

        In the following discussion, results for the three months ended April 30, 2001, as reported after the implementation of SAB No. 101, are compared with results for the three months ended April 30, 2000, as reported, which do not reflect the implementation of SAB No. 101. Following this discussion is a pro forma comparison using the same accounting methods for both the three months ended April 30, 2001 and 2000. For the pro forma discussion, the three months ended April 30, 2001, are presented as reported after the implementation of SAB No. 101, and the three months ended April 30, 2000, are adjusted on a pro forma basis to show the effects of SAB No. 101. Results for the six month period follow the same order.

        For purposes of the following discussion, funeral homes and cemeteries owned and operated at the beginning of the earliest year presented in each comparison are referred to as "Existing Operations." Correspondingly, funeral homes and cemeteries acquired or opened during either period being compared are referred to as "Acquired/Opened Operations." Acquired operations include businesses purchased through the Company's earlier acquisition strategies, and opened operations include constructed businesses or those developed through the implementation of the Company's Alternative Service Firm strategy.

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

Funeral Segment
	Three Months Ended April 30,

	2001	2000	(Decrease)

		(As reported) (In millions)
Funeral Revenue	$108.0	$115.7	$(7.7)
Funeral Costs	82.4	84.9	(2.5)

Funeral Segment Profit	$25.6	$30.8	$(5.2)

         Funeral revenue decreased $7.7 million, or 7 percent, for the three months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced a $6.7 million, or 6 percent, decrease due to the effect of implementing SAB No. 101. The Company experienced a reduction in revenue from changes in foreign currency exchange rates (due in part to the Euro). The Company experienced a 2.9 percent decrease (995 events) in the number of funeral services performed by Existing Operations worldwide. The number of domestic funeral services for Existing Operations remained flat. This was partially offset by an increase in the average revenue per funeral service performed by Existing Operations. The increase in average revenue per funeral service was due in part to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training implemented in response to the findings of the Company's extensive consumer market study.

 Three Months Ended April 30, 2001 Compared to Pro Forma Three Months Ended April 30, 2000

 Funeral Segment

	Three Months Ended April 30,
			Increase
	2001	2000	(Decrease)

		(Pro Forma) (In millions)
Funeral Revenue
Existing Operations	$105.8	$108.5	$(2.7)
Opened Operations	2.2	0.5	1.7

	$108.0	$109.0	$(1.0)

Funeral Costs
Existing Operations	$80.1	$81.2	$(1.1)
Opened Operations	2.3	0.5	1.8

	$82.4	$81.7	$0.7

Funeral Segment Profit	$25.6	$27.3	$(1.7)

        Funeral revenue decreased $1.0 million, or 1 percent, for the three months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced a $2.7 million, or 2 percent, decrease in funeral revenue from Existing Operations as a result of several factors. The Company experienced a 2.9 percent decrease (995 events) in the number of funeral services performed by Existing Operations worldwide (the number of domestic funeral services performed remained flat) and a $1.8 million reduction in revenue from changes in foreign currency exchange rates, a portion of which was due to the Euro.

        Offsetting this decrease was an increase in the average revenue per funeral service performed by Existing Operations of 2.2 percent worldwide, excluding the effect of foreign currency translation. The average revenue per domestic funeral service performed by Existing Operations increased 0.6 percent. The increase in average revenue per funeral service was due in part to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training implemented in response to the findings of the Company's extensive consumer market study.

        Funeral profit margin from Existing Operations decreased from 25.2 percent in 2000 to 24.3 percent in 2001 primarily due to the decline in the number of funeral services performed by Existing Operations mentioned above, coupled with the high fixed-cost nature of the funeral business.

        The increase in revenue from Opened Operations resulted primarily from the Company's construction or opening of funeral homes from May 2000 through April 2001, which were not open for the entirety of both periods presented.

 Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

 Cemetery Segment
	Three Months Ended April 30,

	2001	2000	(Decrease)

		(As reported) (In millions)
Cemetery Revenue	$63.0	$73.1	$(10.1)
Cemetery Costs	47.4	54.1	(6.7)

Cemetery Segment Profit	$15.6	$19.0	$(3.4)

        Cemetery revenue decreased $10.1 million, or 14 percent, for the three months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales. Partially offsetting this decrease was a $0.8 million, or 1 percent, increase due to the effect of implementing SAB No. 101.

        In fiscal year 2000 the Company changed the terms and conditions of its preneed sales contracts and commissions and moderated its preneed sales activities in order to enhance its cash flow. This resulted in an anticipated reduction in preneed sales including preneed cemetery property sales mentioned above. The Company modified its preneed payment plans early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Effective the first day of the fourth quarter of fiscal year 2000, the Company also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, which the Company believes had the largest impact on preneed sales.  Although the Company reduced or eliminated commissions available to preneed sales counselors on certain sales, the Company now provides a minimum compensation guarantee. The change in commission structure provides an incentive to preneed sales counselors to focus on selling preneed cemetery property and preneed funeral services. The Company believes that these are the sales that build and maintain market share. In addition, the change better aligned operations with changes in accounting necessitated by the adoption of SAB No. 101 because, after the implementation of SAB No. 101, preneed cemetery property sales are the only preneed sales that the Company recognizes on a current basis (after collection of 10 percent of the sales price). The Company also believes that these changes have improved the quality of preneed sales and receivables.  These changes in preneed sales strategies contributed to a decline in the full-time domestic preneed sales force from approximately 2,200 counselors during the first quarter of fiscal year 2000 to 1,200 counselors by the end of the second quarter of fiscal year 2001. The Company believes that it has retained its best sales counselors, which are its core producers of high quality preneed sales, while reducing its selling costs by selectively closing certain telemarketing and sales offices. The Company does not expect any significant further decline in the size of the preneed sales force.

 Three Months Ended April 30, 2001 Compared to Pro Forma Three Months Ended April 30, 2000

 Cemetery Segment

	Three Months Ended April 30,

	2001	2000	Decrease

		(Pro Forma) (In millions)

Cemetery Revenue
Existing Operations	$ 61.4	$ 72.2	$ (10.8)
Acquired/Opened Operations	1.6	1.7	(0.1)

	$ 63.0	$ 73.9	$ (10.9)

Cemetery Costs
Existing Operations	$ 46.2	$ 54.1	$(7.9)
Acquired/Opened Operations	1.2	1.8	(0.6)

	$ 47.4	$ 55.9	$ (8.5)

Cemetery Segment Profit	$ 15.6	$ 18.0	$ (2.4)

        Cemetery revenue decreased $10.9 million, or 15 percent, for the three months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced a $10.8 million, or 15 percent, decrease in revenue from Existing Operations, resulting primarily from a decrease in cemetery merchandise deliveries during the quarter and reduced preneed cemetery property sales. The reduction in preneed sales is due to the changes made to the Company's preneed sales program in fiscal year 2000, as discussed above.

        Cemetery profit margin from Existing Operations decreased from 25.1 percent in 2000 to 24.8 percent in 2001. The decline was principally due to the reduced cemetery merchandise deliveries and reduced preneed property sales mentioned above, coupled with the high fixed-cost nature of the cemetery business.

Other

        Net interest expense, which is comprised of gross interest expense of $14.1 million, netted with investment income of $1.6 million, decreased $1.9 million during the second quarter of fiscal year 2001 compared to the same period in 2000. This is due principally to a $97.3 million decrease in the average outstanding debt balance coupled with a $0.9 million increase in investment income from increased cash and cash equivalents, which earned an average rate of 7.4 percent, including funds in foreign jurisdictions that earned 10.6 percent.

        Other income, net, increased approximately $2.4 million during the second quarter of fiscal year 2001 compared to the same period in 2000 due principally to a net gain on the sale of excess cemetery property.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

 Funeral Segment

	Six Months Ended April 30,

	2001	2000	Decrease

		(As reported) (In millions)
Funeral Revenue	$215.3	$238.4	$(23.1)
Funeral Costs	165.0	172.8	(7.8)

Funeral Segment Profit	$50.3	$65.6	$(15.3)

        Funeral revenue decreased $23.1 million, or 10 percent, for the six months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced a $14.7 million, or 7 percent, decrease due to the effect of implementing SAB No. 101. The Company also experienced a reduction in revenue from changes in foreign currency exchange rates (due in part to the Euro) and a 6.1 percent decrease (4,339 events) in the number of funeral services performed by Existing Operations worldwide (2.9 percent decrease (1,132 events) domestically).

        Partially offsetting this decrease was an increase in the average revenue per funeral service performed by Existing Operations. The increase in average revenue per funeral service was due in part to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training implemented in response to findings of the Company's extensive consumer market study.

Six Months Ended April 30, 2001 Compared to Pro Forma Six Months Ended April 30, 2000

 Funeral Segment

	Six Months Ended April 30,
			Increase
	2001	2000	(Decrease)

		(Pro Forma) (In millions)

Funeral Revenue
Existing Operations	$211.3	$223.1	$(11.8)
Opened Operations	4.0	0.6	3.4

	$215.3	$223.7	$(8.4)

Funeral Costs
Existing Operations	$160.7	$165.3	$(4.6)
Opened Operations	4.3	0.7	3.6

	$165.0	$166.0	$(1.0)

Funeral Segment Profit	$50.3	$57.7	$(7.4)

        Funeral revenue decreased $8.4 million, or 4 percent, for the six months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced an $11.8 million, or 5 percent, decrease in revenue from Existing Operations as a result of several factors. The Company experienced a $4.4 million reduction in revenue from changes in foreign currency exchange rates (about half of which is due to the Euro) and a 6.1 percent decrease (4,339 events) in the number of funeral services performed by Existing Operations worldwide (2.9 percent decrease (1,132 events) domestically).  The Company believes that the decline in funeral services performed by Existing Operations was the result of a decrease in the number of deaths during the period. The timing of deaths does not occur evenly throughout the year, and there can be significant variances from month to month.

        Partially offsetting this decrease was a 3.0 percent increase in the average revenue per funeral service performed by Existing Operations worldwide, excluding the effect of foreign currency translation. The average revenue per domestic funeral service performed by Existing Operations increased 0.9 percent. The increase in average revenue per funeral service was due in part to improved merchandising, personalization of services and product offerings and enhanced funeral arranger training implemented in response to the findings of the Company's extensive consumer market study.

        Funeral profit margin from Existing Operations decreased from 25.9 percent in 2000 to 23.9 percent in 2001 due to the decline in the number of funeral services performed by Existing Operations mentioned above, coupled with the high fixed-cost nature of the funeral business.

        The increase in revenue and costs from Opened Operations resulted primarily from the construction or opening of funeral homes from May 2000 through April 2001, which were not open for the entirety of both periods presented.

 Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

 Cemetery Segment

	Six Months Ended April 30,
			Increase
	2001	2000	(Decrease)

		(As reported) (In millions)

Cemetery Revenue	$ 132.3	$ 143.4	$ (11.1)
Cemetery Costs	98.4	110.5	(12.1)

Cemetery Segment Profit	$ 33.9	$ 32.9	$ 1.0

        Cemetery revenue decreased $11.1 million, or 8 percent, for the six months ended April 30, 2001, compared to the corresponding period in 2000 primarily from reduced cemetery merchandise deliveries and reduced preneed cemetery property sales. The reduction in preneed sales is due to the changes made to the Company's preneed sales program in fiscal year 2000. See discussion under the heading, "Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000 - Cemetery Segment" above. Partially offsetting this decrease, the Company experienced a $3.6 million, or 3 percent, increase due to the effect of implementing SAB 101.

 Six Months Ended April 30, 2001 Compared to Pro Forma Six Months Ended April 30, 2000

 Cemetery Segment
	Six Months Ended April 30,
			Increase
	2001	2000	(Decrease)

		(Pro Forma) (In millions)

Cemetery Revenue
Existing Operations	$ 129.2	$ 144.2	$ (15.0)
Acquired/Opened Operations	3.1	2.8	0.3

	$ 132.3	$ 147.0	$ (14.7)

Cemetery Costs
Existing Operations	$ 95.8	$ 111.0	$ (15.2)
Acquired/Opened Operations	2.6	3.1	(0.5)

	$ 98.4	$ 114.1	$ (15.7)

Cemetery Segment Profit	$ 33.9	$ 32.9	$ 1.0

        Cemetery revenue decreased $14.7 million, or 10 percent, for the six months ended April 30, 2001, compared to the corresponding period in 2000. The Company experienced a $15.0 million, or 10 percent, decrease in revenue from Existing Operations resulting primarily from reduced cemetery merchandise deliveries and reduced preneed property sales. Slightly offsetting this decrease was a $3.2 million increase in revenue from perpetual care trust funds and escrow accounts to $8.9 million. This increase was due to an increase in the average yield on the funds coupled with an increase in the average balance. The yield was in line with the Company's goal of 8.5 to 9.0 percent.

        The Company anticipated the reduced preneed property sales mentioned above due to the changes made to the Company's preneed sales program in fiscal year 2000. See discussion under the heading, "Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000 - Cemetery Segment" above.

        Cemetery profit margin from Existing Operations increased from 23.0 percent in 2000 to 25.9 percent in 2001. The increase was attributable principally to cost savings achieved in the first quarter of 2001 resulting from the changes the Company made in its preneed sales organization in fiscal year 2000 and additional cost savings at its cemeteries arising from increased scrutiny of expenses primarily by local managers. The Company has provided incentives to local managers to decrease costs by tying their compensation more closely to the profitability of the locations they manage.

        The increase in revenue from Acquired/Opened Operations resulted primarily from the Company's acquisition and construction of cemeteries from May 2000 through April 2001, which were not open for the entirety of both periods presented.

Other

        Net interest expense, which is comprised of gross interest expense of $29.5 million, netted with investment income of $3.7 million, decreased $3.2 million during the first six months of fiscal year 2001 compared to the same period in 2000. This is due principally to a decrease in gross interest expense and a $2.7 million increase in investment income from increased cash and cash equivalents, which earned an average rate of 7.8 percent, including funds in foreign jurisdictions that earned 11.1 percent. The decrease in gross interest expense was due to a $73.8 million decrease in average outstanding debt, partially offset by an increase in average interest rates from 6.2 percent in 2000 to 6.5 percent in 2001.

        Other income, net, increased approximately $2.4 million during the first six months of fiscal year 2001 compared to the same period in 2000. This increase is principally due to a net gain on the sale of excess cemetery property during the second quarter of fiscal year 2001.

        As of April 30, 2001, the Company's outstanding borrowings totaled $866.4 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 69 percent was fixed-rate debt, with the remaining 31 percent subject to short-term variable interest rates averaging approximately 6.3 percent.

Liquidity and Capital Resources

        Early in fiscal year 2000, the Company's management resolved to improve cash flow and build cash reserves in order to deleverage the Company's balance sheet. The Company had accumulated $106.8 million in cash, cash equivalent investments and marketable securities as of April 30, 2001 after reducing debt by $84 million during the first six months of fiscal 2001.

        Although the implementation of SAB No. 101 did not have an impact on the Company's consolidated cash flows, it did have an impact on the components of the operating section of the consolidated statement of cash flows. The following table presents pro forma cash flows from operating activities for the six months ended April 30, 2001 and 2000 using the same accounting methods and as reported.  Consolidated cash flows from operating activities for the six months ended April 30, 2001, are presented as reported after the implementation of SAB No. 101.  Cash flows from operating activities for the six months ended April 30, 2000 are presented as adjusted on a pro forma basis to show the effects of SAB No. 101, and are also presented as reported not reflecting the implementation of SAB No. 101.

Consolidated Cash Flows from Operating Activities (dollars in thousands)

	Six Months Ended April 30,

	2001	2000	2000

		(Pro Forma)	(As Reported)
Cash flows from operating activities:
Net earnings (loss)	$ (216,581)	$ 33,180	$ 38,173
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	39,143	40,957	28,707
Provision for doubtful accounts	9,148	10,985	17,584
Cumulative effect of change in accounting principles	250,004	—	—
Net gains on sales of marketable securities	—	(780)	(780)
Loss on sale of subsidiaries	776	—	—
Provision (benefit) for deferred income taxes	1,280	(4,617)	(1,747)
Changes in assets and liabilities, net of effects
from acquisitions:
Increase in other receivables	(2,023)	(9,004)	(15,006)
Increase in other deferred charges and
intangible assets	(720)	(3,751)	(3,751)
(Increase) decrease in inventories and
cemetery property	1,329	(4,060)	(4,060)
Increase (decrease) in accounts payable and
accrued expenses	215	(3,106)	(3,106)
Change in prearranged activity	(8,333)	2,100	57
Prearranged acquisition costs	(16,114)	(19,917)	—
Increase in merchandise trust, less estimated cost to
deliver merchandise	—	—	(14,084)
Decrease in other	(832)	(3,545)	(3,545)

Net cash provided by operating activities	$ 57,292	$ 38,442	$ 38,442

        The Company's operations provided cash of $57.3 million for the six months ended April 30, 2001, compared to $38.4 million for the corresponding period in 2000. The increase in operating cash flow is due to several working capital changes, including a smaller increase in other receivables and an increase in the provision for deferred income taxes.

        The Company's investing activities resulted in a cash outflow of $3.2 million for the six months ended April 30, 2001, compared to a cash inflow of $10.5 million for the comparable period in 2000. The cash inflow from investing activities in the first six months of 2000 was a result of converting certain voluntary escrow funds to cash for general operating purposes.

        The Company's financing activities resulted in a cash outflow of $42.9 million for the six months ended April 30, 2001, compared to a cash outflow of $3.5 million for the comparable period in 2000 due principally to debt repayments during 2001. Partially offsetting this cash outflow was $40.0 million that the Company withdrew from its trust funds in Florida in the first quarter of 2001, whereby the Company substituted a bond to guarantee performance under the related contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

        The Company has implemented various initiatives to generate cash and reduce debt. For example, the Company has suspended its acquisition activity, restructured and moderated its preneed sales activities, limited spending on internal growth initiatives and suspended the payment of quarterly dividends on Class A and Class B common stock. Additionally, the Company continues to control capital expenditures at the corporate level and utilize third party at-need financing.

        The Company has also decided to pursue the sale of its foreign operations and believes that it will be able to dispose of all foreign operations at acceptable prices, resulting in cash proceeds within the range of $200.0 million to $250.0 million, including tax benefits. The Company expects these sales to be completed before the end of fiscal year 2002. As part of this plan, the Company has entered into a definitive agreement to sell its operations in Mexico. The net proceeds from the sale will be approximately US$70 million before taxes, which will be used to pay down outstanding debt. Finally, the Company has identified certain assets, primarily excess cemetery property and funeral home real estate, that it expects to sell. These transactions, if completed, should generate significant cash to reduce debt but will cause the Company to recognize material noncash charges to earnings in the third quarter of fiscal year 2001. For additional information, see Note 8 to the consolidated financial statements included in Item 1.

        On May 15, 2001, the Company commenced a tender offer for approximately $200 million of its $300 million publicly held senior notes as the first step in a comprehensive plan to refinance substantially all of its long-term debt. Pursuant to that plan, the Company also expects to refinance its $600 million revolving credit facility (of which $442.0 million was outstanding as of May 31, 2001) and redeem all of its privately held senior notes ($64.8 million was outstanding as of May 31, 2001).

        In order to provide the funds necessary to refinance those obligations and pay related tender premiums, prepayment penalties, fees and expenses, the Company plans to privately place, under Rule 144A, $300 million in notes and to enter into new senior secured credit facilities which are expected to consist of a $225 million four-year revolving credit facility, a $75 million 18-month asset sale term loan and a $250 million five-year term loan B. The obligations under the new senior secured credit facilities and the new notes will be guaranteed by substantially all of the Company's domestic subsidiaries. The obligations and guarantees under the new senior secured credit facilities will be secured by a substantial portion of the assets of the Company and the subsidiary guarantors. If the refinancing transactions are completed, the publicly held senior notes not purchased in the tender offer will be secured equally and ratably with the new senior secured credit facilities but will not be guaranteed.

        The purpose of these transactions is primarily to improve the Company's liquidity by retiring its $600 million revolving credit facility, which matures on April 30, 2002, and replacing it with the smaller revolving credit facility, which will be due in 2005. In addition, the refinancing plan will generally extend the maturities of the Company's other long-term debt, except for the 18-month asset sale term loan, which will provide the Company with shorter-term financing while it pursues the sale of its foreign operations, excess cemetery property and certain other assets. Although the Company's refinancing plan is designed to improve the Company's liquidity, the new financing will result in significantly higher interest costs, and the covenants to be contained in the new credit agreement will be significantly more restrictive than the covenants in its current credit agreement. As of April 30, 2001, the Company's weighted average cost of debt was 6.3 percent. Upon completion of the refinancing, the Company expects that its average borrowing cost will increase by 350 to 400 basis points.  However, the effect of the rate increases may be mitigated in the future if the Company is able to substantially reduce its total debt with the proceeds from the sale of its foreign operations.  In addition, the Company expects to incur charges in the range of $5 million to $6 million after taxes in the quarter ending July 31, 2001, relating to the early extinguishment of debt. In connection with the refinancing transactions, the Company expects to incur tender premiums, prepayments penalties and other fees and expenses which will result in a cash outlay of approximately $31.0 million. This cash outlay has been reflected in the expected 350 to 400 basis point increase in the Company's rates and in the early extinguishment of debt charge previously mentioned.

        Each of the refinancing transactions will be conditioned on the completion of the others, and none are yet the subject of definitive agreements. Accordingly, no assurance can be given that any of the refinancing transactions will be completed successfully.

        The following table reflects future scheduled principal payments or maturities of the Company's long-term debt (in millions) as of April 30, 2001 and does not include the effects of the anticipated refinancing:

Year Ending October 31,	Revolving Credit Facility	Senior Notes	6.7% Public Notes	6.4% Public Notes	Other, Principally Seller Financing of Acquired Operations	Total
2001	$--	$--	$--	$--	$2.8	$2.8
2002	472.0	23.8	--	--	4.6	500.4
2003	--	23.8	--	200.0 (1)	4.6	228.4
2004	--	7.1	100.0	--	4.9	112.0
2005	--	--	--	--	2.0	2.0
Thereafter	--	10.0	--	--	6.1	16.1

Subtotal	$472.0	$64.7	$100.0	$200.0	$25.0	$861.7

Unamortized option premium relating to Remarketable Or Redeemable Securities ("ROARS")						4.7

Total long-term debt						$866.4

(1)

The Company could be required to redeem $200 million of its public debt (ROARS) on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time. If it is remarketed, new notes will be issued with a maturity date of May 1, 2013.

         Long-term debt at April 30, 2001 decreased to $866.4 million compared to $950.5 million at October 31, 2000, as a result of debt repayments of $84 million during the first six months of fiscal year 2001. All of the Company's debt is uncollateralized, except for approximately $12.1 million of term notes incurred principally in connection with acquisitions.

         The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:

Years ended October 31,	Six months ended April 30,

1996	1997	1998	1999	2000	2001

3.98	3.65 (1)	2.38 (2)	3.43 (1)	2.57	2.67 (1)

_________________

(1)	Excludes the cumulative effect of change in accounting principles.
(2)

Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

        For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of gross interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the six months ended April 30, 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal year 1996 reflects the Company's previous accounting methods which were in effect at that time.

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

        As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company began to develop strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal year 2000 and 2001, the Company has focused on liquidity, leverage and cash flow. As a result, the Company's acquisition activity has ceased, and the Company has no pending acquisitions. The Company's growth expectations for fiscal year 2001 and beyond include no acquisitions.

        The Company's current growth strategy focuses on achieving internal growth from existing operations and from new initiatives. For example, during fiscal year 2000 and the six months ended April 30, 2001, the Company began to implement programs based on the results of its comprehensive study of consumer preferences. The Company has begun to offer more personalized services and products and has enhanced its funeral arranger training. The Company has also created a Sales and Marketing Division to strengthen sales effectiveness and create consistency in marketing, sales and training.

        During fiscal year 2000 and the first six months of 2001, the Company opened four new funeral homes in an operating partnership with the Los Angeles Archdiocese. A fifth funeral home is currently under construction. The operating partnerships enable the Company to build a total of nine funeral homes on cemetery land owned by the Archdiocese. The number of families serviced by the Archdiocese funeral homes thus far has exceeded management's expectations.

        Although the Company has no material commitments for capital expenditures in fiscal year 2001 (other than approximately $7.0 million related to construction of the Archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of approximately $28.0 million for the fiscal year ending October 31, 2001, which includes $10 million in new growth initiatives (including the construction of the Archdiocese of Los Angeles funeral homes) and approximately $18 million for maintenance capital expenditures.

        The Company's revolving credit facility, which had an outstanding balance of $442.0 million as of May 31, 2001, is due on April 30, 2002 and has become a current liability. If the Company is not successful in completing the refinancing transactions described above, the Company will need to negotiate an extension of the revolving credit facility prior to its maturity or develop and implement another refinancing plan. Any failure to refinance or extend the term of the revolving credit facility would have a material adverse effect on the Company. If the refinancing transactions are completed, the Company believes that cash flow from operations and available cash, together with available borrowings under the new senior secured credit facilities, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on indebtedness for the foreseeable future.

        The most restrictive debt-to-equity ratio contained in the Company's credit agreements requires the Company to maintain a ratio no higher than 1.25 to 1.00. The Company has managed its capitalization within that limit and had a ratio of total debt-to-equity of 1.0 to 1.0 and .9 to 1.0 as of April 30, 2001 and October 31, 2000, respectively. As of June 8, 2001, the Company had a debt-to-equity ratio of approximately 1.0 to 1.0 and $254.8 million of additional borrowing capacity within this parameter, $110.4 million of which was available under its revolving credit facility after providing for the amount that the Company agreed would remain unused related to the Florida bonding transaction discussed above. Additionally, the most restrictive coverage ratio contained in the Company's credit agreements requires the Company to maintain a ratio, as defined by the agreement, of 2.25 to 1.0. The Company has obtained a waiver from its lenders for any violation of that covenant that would occur as a result of its recognition of the noncash charges described in Note 8 to the consolidated financial statements in Item 1.

Inflation

        Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent and Proposed Accounting Standards

        (a)     SAB No. 101

        The Company reached a final resolution on discussions with the Securities and Exchange Commission on SAB No. 101 -- "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first fiscal quarter of 2001. See Note 2 to the consolidated financial statements in Item 1 for further discussion of SAB No. 101 and its impact on the Company's financial condition and results of operations.

        (b)     Other Accounting Standards

        For a discussion of other changes in accounting principles, see Note 2 to the consolidated financial statements in Item 1.

        (c)     Accounting for Goodwill

        For a discussion of the proposed accounting for goodwill, see Note 3 to the consolidated financial statements in Item 1.

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

        As of April 30, 2001 and October 31, 2000, the carrying values of the Company's long-term, fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $405.9 million and $433.9 million, respectively, compared to fair values of $361.4 million and $305.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 135 basis points and 265 basis points for April 30, 2001 and October 31, 2000, respectively, would result in changes of approximately $8.1 million and $13.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

        As of April 30, 2001 and October 31, 2000, the carrying values of the Company's borrowings outstanding under its revolving credit facility, including accrued interest, were $472.0 million and $529.0 million, respectively, compared to fair values of $457.9 million and $512.2 million, respectively. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the borrowings outstanding under the revolving credit facility, $272.0 million and $329.0 million as of April 30, 2001 and October 31, 2000, respectively, were not hedged by the interest rate swap and were subject to short-term variable interest rates. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.3 million and $1.0 million in the Company's annualized pre-tax earnings as of April 30, 2001 and October 31, 2000, respectively. Any refinancing of the Company's revolving credit facility is likely to be at interest rates substantially higher than those currently in effect.

        The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

        As of April 30, 2001 and October 31, 2000, money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trust funds, and in perpetual care trust funds, had fair values of $305.8 million and $351.0 million, respectively. Under the Company's current accounting methods adopted in fiscal year 2001, a change in the average interest rate earned by the Company's prearranged funeral and cemetery merchandise and services trust funds would not result in a change in the Company's current pre-tax earnings. As such, as of April 30, 2001 and October 31, 2000, $87.2 million and $79.2 million, respectively, of these short-term investments, which includes amounts in the perpetual care trust funds and other short-term investments not held in trust, were subject to changes in interest rates.  Each 10 percent change in average interest rates applicable to such investments, 80 and 70 basis points for April 30, 2001 and October 31, 2000, respectively, would result in changes of approximately $615,000 and $555,000, respectively,  in the Company's pre-tax earnings.

        The fixed-income securities, money market and other short-term investments in the Company's preneed funeral and cemetery merchandise and services and perpetual care trust and escrow accounts are managed by its subsidiary, Investor's Trust, Inc. Investor's Trust, Inc. operates pursuant to a formal investment policy established by the Investment Committee of the Company's Board of Directors.

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

Item 4.     Submission of Matters to a Vote of Security Holders

        The Company's 2001 annual meeting of shareholders was held on April 5, 2001. All director nominees were elected. The voting tabulation was as follows: Frank B. Stewart, Jr.: 123,195,735 votes for, 4,169,947 votes withheld; Darwin C. Fencer: 126,649,880 votes for, 715,802 votes withheld; John P. Laborde: 126,607,064 votes for, 758,618 votes withheld. The proposal to ratify the appointment of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the fiscal year ending October 31, 2001 was approved. The voting tabulation was as follows: 126,882,360 votes for, 398,289 votes against and 85,033 abstentions.

Item 5.     Other Information

Forward-Looking Statements

        Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) proposed changes in accounting for goodwill and the potential effects thereof, (2) the Company's refinancing plan and potential effects thereof, (3) the Company's plan to sell its foreign operations and certain funeral home assets and excess cemetery property, and potential effects thereof, including potential noncash charges to be recognized by the Company and (4) anticipated future performance of the Company's preneed sales program.

        Management's current goal is to continue to increase the Company's average revenue per funeral service performed worldwide at least 2 to 3 percent annually. Over 95 percent of the Company's cemetery revenue is generated by its domestic businesses. The Company expects domestic cemetery sales for the remainder of 2001 to approximate those for the first six months. Fiscal year 2001 goals also include spending $10 million on internal growth initiatives. The current tax rate is 36.5 percent, although the Company expects the tax rate to approach 40 percent as it sells its foreign operations which have a lower effective tax rate.

        The Company's current goal for cash flow from operations in fiscal year 2001 is approximately $65 million, including the anticipated effects of the pending refinancing transactions and the sale of a portion of the Company's foreign operations. The Company believes that its cash flow will not be materially affected by the sale of its foreign operations.

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

Cautionary Statements

        The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future, could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by or on behalf of the Company.

The Company may experience declines in preneed sales due to numerous factors including changes made to contract terms and sales force compensation, or a weakening economy. Declines in preneed sales would reduce the Company's backlog and revenue and could reduce its future market share.

        In an effort to increase cash flow, the Company modified its preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, the Company changed the compensation structure for its preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although the Company does not anticipate making further significant changes in these areas, it may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce the Company's backlog and future revenue and could reduce future market share.

Increased preneed sales may have a negative impact on cash flow.

        Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust and the terms of the particular contract (such as the size of the down payment required and the length of the contract). See "Management's Discussion and Analysis of Financial Condition and Results of Operations — General." In fiscal year 2000, the Company changed the terms and conditions of preneed sales contracts and commissions and moderated its preneed sales effort in order to reduce the initial negative impact on cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Three Months Ended April 30, 2001, Compared to Three Months Ended April 30, 2000 - Cemetery Segment." Nevertheless, the Company will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced, and the Company's ability to service debt could be adversely affected.

Price competition could reduce market share or cause the Company to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

    The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. The Company has historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers, and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, the Company has had to reduce prices and thereby profit margins in order to retain or recapture market share. In addition, because of competition from these types of competitors in some key markets, in fiscal year 1999 the Company lowered its goals for increases in average revenue per funeral service performed in the future. Increased price competition in the future could further reduce revenues, profit margins and the backlog.

Increased advertising or better marketing by competitors, or increased services from Internet providers, could cause the Company to lose market share and revenues or cause the Company to incur increased costs in order to retain or recapture the Company's market share.

        In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of preneed funeral services. Extensive advertising or effective marketing by competitors in local markets could cause the Company to lose market share and revenues or cause it to increase marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing the Company to lose market share and revenue or to incur costs in response to competition to vary the types or mix of products or services offered by the Company. Also, increased use of the Internet by customers to research and/or purchase products and services could cause the Company to lose market share to competitors offering to sell products or services over the Internet. The Company does not currently sell products or services over the Internet.

Earnings from and principal of trust funds and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates or by a decline in the size of the funds.

        Earnings and investment gains and losses on trust funds and escrow accounts are affected by financial market conditions that are not within the Company's control. Earnings are also affected by the mix of fixed-income and equity securities that the Company chooses to maintain in the funds, and it may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales, the amount of investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and escrow accounts could cause a decline in future revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on the Company's financial condition.

The Company's foreign operations are subject to political, economic, currency and other risks that could adversely impact its financial condition, operating results or cash flow.

        The Company's foreign operations are subject to risks inherent in doing business in foreign countries. For fiscal year 2000 (pro forma for SAB 101), approximately 20 percent of total revenues and 16 percent of total EBITDA were attributable to foreign operations. The Company defines EBITDA as earnings before the cumulative effect of the change in accounting principles and before gross interest expense, taxes, depreciation and amortization. The Company's consolidated EBITDA for fiscal year 2000 was $229.4 million (pro forma to reflect the changes resulting from its implementation of SAB No. 101). Risks associated with operating internationally include political, social and economic instability, increased operating costs, expropriation and complex and changing government regulations, all of which are beyond the Company's control. To the extent the Company makes investments in foreign assets or receives revenues in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.

Declines in the number of deaths in the Company's markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

        Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in the Company's markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

The increasing number of cremations in the United States could cause revenues to decline because the Company could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, profit margins than traditional funerals.

        The Company's traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremation will represent approximately 36 percent of the United States burial market by the year 2010, compared to 25 percent in 1999. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

If the Company is not able to respond effectively to changing consumer preferences, the Company's market share, revenues and profitability could decrease.

        Future market share, revenues and profits will depend in part on the Company's ability to anticipate, identify and respond to changing consumer preferences. During fiscal year 2000, the Company began to implement strategies based on a proprietary, extensive study of consumer preferences it commissioned in 1999. However, the Company may not correctly anticipate or identify trends in consumer preferences, or it may identify them later than its competitors do. In addition, any strategies the Company may implement to address these trends may prove incorrect or ineffective.

Because the funeral and cemetery businesses are high fixed-cost businesses, positive or negative changes in revenue can have a disproportionately large effect on cash flow and profits.

        Companies in the funeral home and cemetery business must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, the Company must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because the Company cannot decrease these costs significantly or rapidly when it experiences declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenues.

Changes or increases in, or failure to comply with, regulations applicable to the Company's business could increase costs.

        The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws and the laws of foreign jurisdictions where it operates. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome on the Company, and it is always at risk of not complying with the regulations. In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

2.0	Definitive Agreement for the sale of the Company's Mexican operations

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

Management Contracts and Compensatory Plans or Arrangements

10.1	Amendment No. 4 to Employment Agreement and Amendment No. 4 to Change of Control Agreement dated April 9, 2001, between the Company and Brian J. Marlowe

10.2	Employment Agreement dated February 1, 2001, between the Company and Michael K. Crane
10.3	Indemnity Agreement dated February 1, 2001, between the Company and Michael K. Crane

10.4	Change of Control Agreement dated February 1, 2001, between the Company and Michael K. Crane

10.5	Amendment No. 2 to Employment Agreement and Amendment No. 2 to Change of Control Agreement dated May 11, 2001, between the Company and G. Kenneth Stephens, Jr.

10.6	Amendment No. 6 to Employment Agreement and Amendment No. 6 to Change of Control Agreement dated April 9, 2001, between the Company and Lawrence B. Hawkins

12	Calculation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated March 9, 2001, reporting under "Item 5. Other Events," that the plaintiffs in the securities litigation that was pending against the Company in the United States Court of Appeals for the Fifth Circuit have voluntarily withdrawn their appeal, effectively ending the litigation.

The Company filed a Form 8-K dated March 14, 2001, reporting under "Item 5. Other Events," the announcement of the impact of the adoption of SAB No. 101 on the Company.

The Company filed a Form 8-K dated March 15, 2001, reporting under "Item 5. Other Events," the earnings release for the quarter ended January 31, 2001 and the change in accounting methods.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

June 14, 2001	/s/ KENNETH C. BUDDE Kenneth C. Budde Executive Vice President Chief Financial Officer

June 14, 2001	/s/ MICHAEL G. HYMEL Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer