Form 10-Q
period 2001-07-31
STEWART ENTERPRISES INC
filed 2001-09-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2001

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
Yes X  No

The number of shares of the Registrant's Class A Common Stock, no par value per share, and Class B Common Stock, no par value per share, outstanding as of September 7, 2001, was 104,050,449 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended July 31,
	2001	2000

Revenues:
Funeral	$102,641	$108,448
Cemetery	63,108	73,375

	165,749	181,823

Costs and expenses:
Funeral	81,703	81,024
Cemetery	50,099	54,864

	131,802	135,888

Gross profit	33,947	45,935
Corporate general and administrative expenses	4,316	4,796
Loss on assets held for sale and other charges (Note 8)	269,158	--

Operating earnings (loss)	(239,527)	41,139
Interest expense, net	(14,602)	(14,410)
Other income, net	2,633	1,738

Earnings (loss) before income taxes and extraordinary item	(251,496)	28,467
Income tax expense (benefit)	(57,623)	10,390

Earnings (loss) before extraordinary item	(193,873)	18,077
Extraordinary item --early extinguishment of debt, net of a $3,648 income tax benefit (Note 9)	(5,472)	--

Net earnings (loss)	$(199,345)	$18,077

Basic earnings per common share:
Earnings (loss) before extraordinary item	$(1.80)	$.17
Extraordinary item --early extinguishment of debt	(.05)	--

Net earnings (loss)	$(1.85)	$.17

Diluted earnings per common share:
Earnings (loss) before extraordinary item	$(1.80)	$.17
Extraordinary item --early extinguishment of debt	(.05)	--

Net earnings (loss)	$(1.85)	$.17

Weighted average common shares outstanding (in thousands):
Basic	107,538	106,737

Diluted	107,538	106,737

Dividends per common share	$--	$.02

Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings		$14,379

Basic earnings per common share		$.13

Diluted earnings per common share		$.13

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Nine Months Ended July 31,
	2001	2000

Revenues:
Funeral	$317,948	$346,835
Cemetery	195,430	216,809

	513,378	563,644

Costs and expenses:
Funeral	246,675	253,873
Cemetery	148,456	165,344

	395,131	419,217

Gross profit	118,247	144,427
Corporate general and administrative expenses	13,382	14,939
Loss on assets held for sale and other charges (Note 8)	269,158	--

Operating earnings (loss)	(164,293)	129,488
Interest expense, net	(40,385)	(43,440)
Other income, net	5,817	2,534

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	(198,861)	88,582

Income tax expense (benefit)	(38,410)	32,332

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	(160,451)	56,250

Extraordinary item -- early extinguishment of debt, net of a $3,648 income tax benefit (Note 9)	(5,472)	--
Cumulative effect of change in accounting principles, net of a $166,669 income tax benefit (Note 2)	(250,004)	--

Net earnings (loss)	$(415,927)	$56,250

Basic earnings per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(1.50)	$.53

Extraordinary item -- early extinguishment of debt	(.05)	--
Cumulative effect of change in accounting principles	(2.33)	--

Net earnings (loss)	$(3.88)	$.53

Diluted earnings per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(1.50)	$.53
Extraordinary item -- early extinguishment of debt	(.05)	--
Cumulative effect of change in accounting principles	(2.33)	$--

Net earnings (loss)	$(3.88)	$.53

Weighted average common shares outstanding (in thousands):
Basic	107,268	106,522

Diluted	107,268	106,540

Dividends per common share	$--	$.06

Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings		$47,559

Basic earnings per common share		$.45

Diluted earnings per common share		$.45

 See accompanying notes to consolidated financial statements.

 STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

ASSETS	July 31, 2001	October 31, 2000
Current assets:
Cash and cash equivalent investments	$83,122	$91,595
Marketable securities	2,989	7,273
Receivables, net of allowances	75,352	177,474
Inventories	48,433	51,049
Prepaid expenses	2,159	4,063
Deferred income taxes	14,970	--
Assets held for sale (Note 8)	321,645	--

Total current assets	548,670	331,454
Receivables due beyond one year, net of allowances	58,210	217,073
Prearranged receivables	1,222,259	--
Intangible assets	496,352	668,462
Deferred charges	260,508	126,158
Cemetery property, at cost	386,241	441,646
Property and equipment, at cost:
Land	44,179	78,736
Buildings	297,302	353,189
Equipment and other	143,022	161,223

	484,503	593,148
Less accumulated depreciation	143,398	145,219

Net property and equipment	341,105	447,929
Long-term investments	18	4,203
Merchandise trust asset	--	234,752
Deferred income taxes	141,718	--
Other assets	2,881	4,514

	$3,457,962	$2,476,191

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 31, 2001	October 31, 2000
Current liabilities:
Current maturities of long-term debt	$6,817	$29,857
Accounts payable	2,821	20,342
Accrued payroll	11,671	17,433
Accrued insurance	15,974	16,470
Accrued interest	5,887	13,039
Accrued other	17,196	22,084
Deferred income taxes	--	15,251
Liabilities associated with assets held for sale (Note 8)	256,977	--

Total current liabilities	317,343	134,476
Long-term debt, less current maturities	840,112	920,670
Deferred income taxes	--	83,740
Prearranged deferred revenue	1,606,138	108,744
Estimated cost to deliver merchandise	--	139,183
Other long-term liabilities	20,497	14,721

Total liabilities	2,784,090	1,401,534

Contingencies (Note 4)
Shareholders' equity: Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	--	--

Common stock, $1.00 stated value: Class A authorized 150,000,000 shares; issued and outstanding 104,024,449 and 103,277,329 shares at July 31, 2001 and October 31, 2000, respectively	104,024	103,277
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2001 and October 31, 2000; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555

Additional paid-in capital	675,121	673,658
Retained earnings (accumulated deficit)	(8,529)	407,398
Cumulative foreign translation adjustment	(97,481)	(103,553)
Unrealized depreciation of investments	(1,053)	(9,678)
Derivative financial instrument losses	(1,765)	--

Total shareholders' equity	673,872	1,074,657

	$3,457,962	$2,476,191

 See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)
	Common Stock (1)	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Cumulative Foreign Translation Adjustment	Unrealized Appreciation (Depreciation) of Investments	Derivative Financial Instrument Gains (Losses)	Total Shareholders' Equity

Balance October 31, 2000	$ 106,832	$ 673,658	$ 407,398	$ (103,553)	$ (9,678)	$ --	$ 1,074,657

Comprehensive income (loss):
Net loss			(415,927)				(415,927)

Other comprehensive income (loss):

Foreign translation adjustment				6,072			6,072

Cumulative effect of change in accounting for unrealized appreciation of investments					8,494		8,494

Unrealized appreciation of investments					206		206

Deferred income tax expense on unrealized appreciation of investments					(75)		(75)

Cumulative effect of change in accounting for derivative financial instrument						4,693	4,693

Unrealized loss on derivative financial instrument designated and qualifying as a cash flow hedging instrument						(6,458)	(6,458)

Total other comprehensive income (loss)	--	--	--	6,072	8,625	(1,765)	12,932

Total comprehensive income (loss)	--	--	(415,927)	6,072	8,625	(1,765)	(402,995)

Issuance of common stock	747	1,463					2,210

Balance July 31, 2001	$ 107,579	$ 675,121	$ (8,529)	$ (97,481)	$ (1,053)	$ (1,765)	$ 673,872

______________________ (1) Amount includes shares of common stock with a stated value of $1 per share.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Nine Months Ended July 31,
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$ (415,927)	$ 56,250
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	269,158	--
Extraordinary item - early extinguishment of debt	5,472	--
Cumulative effect of change in accounting principles	250,004	--
Depreciation and amortization	60,121	40,608
Provision for doubtful accounts	12,058	26,092
Net (gains) losses on sales of marketable securities	63	(1,079)
Loss on sale of assets, net	1,324	--
Benefit for deferred income taxes	(63,314)	(2,386)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in other receivables	(1,801)	(21,640)
Increase in other deferred charges and intangible assets	(1,457)	(3,493)
(Increase) decrease in inventories and cemetery property	9,281	(4,597)
Increase (decrease) in accounts payable and accrued expenses	2,452	(11,652)
Change in prearranged activity	(8,824)	(3,782)
Prearranged acquisition costs	(26,343)	--
Increase in merchandise trust, less estimated cost to deliver merchandise	--	(20,895)
Decrease in other	(2,762)	(1,965)

Net cash provided by operating activities	89,505	51,461

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,504	63,088
Purchases of marketable securities and long-term investments	(1,894)	(13,058)
Proceeds from sale of assets, net	3,436	--
Additions to property and equipment	(17,970)	(31,977)
Other	2,423	1,679

Net cash provided by (used in) investing activities	(9,501)	19,732

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2001	2000
Cash flows from financing activities:
Funeral trust withdrawal	$40,000	$--
Proceeds from long-term debt	725,000	8,366
Repayments of long-term debt	(821,942)	(21,223)
Debt issue costs	(34,271)	--
Issuance of common stock	675	2,380
Dividends	--	(6,398)

Net cash used in financing activities	(90,538)	(16,875)

Effect of exchange rates on cash and cash equivalents	2,061	(2,509)

Net increase (decrease) in cash	(8,473)	51,809
Cash and cash equivalents, beginning of period	91,595	30,877

Cash and cash equivalents, end of period	$83,122	$82,686

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$6,900	$18,200
Interest	$52,300	$55,900

Noncash investing and financing activities:
Subsidiaries acquired through seller financing	$--	$13,900
Issuance of common stock to fund employee benefit plan	$1,535	$--

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

        As of July 31, 2001, the Company owned and operated 320 funeral homes and 151 cemeteries in 30 states within the United States and Puerto Rico, and 291 funeral homes and 10 cemeteries in Mexico, Australia, New Zealand, Canada, Spain, Portugal, the Netherlands, Argentina, France and Belgium. For the nine months ended July 31, 2001, foreign operations contributed approximately 10 percent of total revenue and, as of July 31, 2001, represented approximately 13 percent of total assets. In August 2001, the Company sold its Mexican, Australian and New Zealand operations which consisted of 66 funeral homes and 2 cemeteries. For additional information, see Note 11.

        (b) Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 8 for discussion of assets held for sale and liabilities associated with assets held for sale.

         (c) Interim Disclosures

        The information as of July 31, 2001, and for the three and nine months ended July 31, 2001 and 2000, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

        The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2001.

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

       (f) Reclassifications

        Certain reclassifications have been made to the 2000 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders' equity. In fiscal year 2001, prearranged acquisition costs and the change in prearranged activity are included in cash flows from operating activities in the accompanying statements of cash flows. These cash flows have characteristics of both cash flows from operating and investing activities. For comparative purposes, a reclassification has been made to the consolidated statement of cash flows for the nine months ended July 31, 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles--(Continued)

        The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the nine months ended July 31, 2001 of $250,004 (net of a $166,669 income tax benefit), or $2.33 per share. The effect of the change in accounting principles for the three and nine months ended July 31, 2001 was an increase in net earnings of $2,935 and $9,803 respectively, or $.03 and $.09 per share, respectively. Additionally, the Company corrected the application of purchase price allocations related to certain prior period acquisitions. These non-SAB No. 101 adjustments were immaterial to the Company's financial position and current and prior period results.

        (b) Other Changes

        Effective November 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are amendments to the accounting and reporting standards of SFAS No. 133 and were adopted by the Company concurrently with SFAS No. 133.

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

        In accordance with SFAS No. 133, the Company accounts for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. The estimated fair value of the interest rate swap as of July 31, 2001, based on quoted market prices, was a loss of $1,765. The timing of the swap is simultaneous with the timing of the variable interest payments. Therefore, interest expense includes amounts related to the underlying hedged debt and to the swap in the accompanying financial statements.

        In 2000, the Financial Accounting Standards Board ("FASB" or the "Board") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles--(Continued)

implementation of SFAS No. 140 did not have an impact on the Company's results of operations or financial condition for the three and nine months ended July 31, 2001.

        On June 29, 2001, the FASB approved its proposed SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. That change in accounting principle must be recognized by fiscal year end. Impairment losses recognized as a result of an impairment test occurring subsequent to the first six months after adoption will be included in operating income. The unamortized balance of any existing negative goodwill will be written off upon adoption of SFAS No. 142 and treated as a change in accounting principle. Goodwill of a reporting unit must be tested for impairment after the initial adoption of the Statement on an annual basis, and must be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS No. 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS No. 142 must be adopted at the beginning of a fiscal year. Therefore, the Company can elect to early adopt the provisions of SFAS No. 142 in the first quarter of fiscal year 2002 or adopt the provisions in the first quarter of fiscal year 2003. The Company has not completed its review and analysis; however, based on the Company's initial interpretation of SFAS No. 142 and if it were effective as of July 31, 2001, the preliminary estimate is that the Company would incur a pre-tax noncash impairment charge of between $100,000 and $300,000 for its domestic operations. The Company's foreign operations will not be affected as they will have been previously marked to fair value. The Company's amortization of goodwill amounted to $19,644 ($14,409 related to domestic operations) in fiscal year 2000. Changes in the fair value of the Company's relevant businesses could change the estimated impairment charge materially.

         At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the diversity in practice for recognizing asset retirement obligations ("ARO's"). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles--(Continued)

recognizing a liability for ARO's, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early application is encouraged. The Company believes that the adoption of SFAS No. 143 will not have any impact on its financial position or results of operations.

(3) Acquisitions

        During the nine months ended July 31, 2001, the Company had no acquisitions. Four cemeteries were purchased during the nine months ended July 31, 2000.

        These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions were originally based on preliminary information.

 (4) Contingencies

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Reconciliation of Basic and Diluted Per Share Data
	Loss (Numerator)	Shares (Denominator)	Per Share Data

Three Months ended July 31, 2001
Loss before extraordinary item	$ (193,873)

Basic loss per common share:
Loss available to common shareholders	$ (193,873)	107,538	$ (1.80)

Effect of dilutive securities:
Time-vest stock options assumed exercised	--	--

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$ (193,873)	107,538	$ (1.80)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data

Three Months ended July 31, 2000
Net earnings	$ 18,077

Basic earnings per common share:
Earnings available to common shareholders	$ 18,077	106,737	$ .17
Effect of dilutive securities:
Time-vest stock options assumed exercised	--	--

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$ 18,077	106,737	$ .17

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Reconciliation of Basic and Diluted Per Share Data--(Continued)

	Loss (Numerator)	Shares (Denominator)	Per Share Data

Nine Months ended July 31, 2001
Loss before extraordinary item and cumulative effect of change in accounting principles	$ (160,451)

Basic loss per common share:
Loss available to common shareholders	$ (160,451)	107,268	$ (1.50)

Effect of dilutive securities:
Time-vest stock options assumed exercised	--	--

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$ (160,451)	107,268	$ (1.50)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months ended July 31, 2000
Net earnings	$ 56,250

Basic earnings per common share:
Earnings available to common shareholders	$ 56,250	106,522	$ .53

Effect of dilutive securities:
Time-vest stock options assumed exercised	--	18

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$ 56,250	106,540	$ .53

        Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted earnings per share were 2,155,695 and 6,063,737 for the three and nine months ended July 31, 2001, respectively, because of the net loss from continuing operations for both of those periods.

        Options to purchase 8,667,587 and 5,820,042 shares of common stock at prices ranging from $3.78 to $27.25 per share were outstanding during the three and nine months ended July 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Segment Data

The Company's reportable segment information was as follows:

	Funeral	Cemetery	Reconciling Items (1)	Consolidated Totals

Revenues from external customers:
Three months ended July 31,
2001	$102,641	63,108	--	$165,749
2000	$108,448	73,375	--	$181,823
Nine months ended July 31,
2001	$317,948	195,430	--	$513,378
2000	$346,835	216,809	--	$563,644

Gross Profit:
Three months ended July 31,
2001	$20,938	13,009	--	$33,947
2000	$27,424	18,511	--	$45,935
Nine months ended July 31,
2001	$71,273	46,974	--	$118,247
2000	$92,962	51,465	--	$144,427

Total assets:
July 31, 2001	$1,995,693	1,327,811	134,458	$3,457,962
October 31, 2000	$1,253,754	1,145,612	76,825	$2,476,191

Assets held for sale (2):
July 31, 2001	$285,731	35,914	--	$321,645

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(2)	See Note 8.

A reconciliation of total segment gross profit to total earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles for the three and nine months ended July 31, 2001 and 2000, is as follows:
	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000

Gross profit for reportable segments	$33,947	$45,935	$118,247	$144,427
Corporate general and administrative expenses	(4,316)	(4,796)	(13,382)	(14,939)
Loss on assets held for sale and other charges	(269,158)	--	(269,158)	--
Interest expense, net	(14,602)	(14,410)	(40,385)	(43,440)
Other income, net	2,633	1,738	5,817	2,534

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	$(251,496)	$28,467	$(198,861)	$88,582

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)         Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

            The following presents the condensed consolidating historical financial statements as of July 31, 2001 and October 31, 2000 and for the three months and nine months ended July 31, 2001and 2000, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Senior Subordinated Notes, and the financial results of the Company's subsidiaries that do not serve as guarantors.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$ --	$ 66,777	$ 35,864	$ --	$ 102,641
Cemetery	--	53,345	9,763	--	63,108

	--	120,122	45,627	--	165,749

Costs and expenses:
Funeral	--	53,954	27,749	--	81,703
Cemetery	--	39,953	10,140	6	50,099

	--	93,907	37,889	6	131,802

Gross profit		26,215	7,738	(6)	33,947
Corporate general and administrative expenses	4,388	(72)	--	--	4,316
Loss on assets held for sale and other charges	239,558	29,430	170	--	269,158

Operating earnings (loss)	(243,946)	(3,143)	7,568	(6)	(239,527)
Interest income (expense), net	18,490	(21,548)	(12,695)	1,151	(14,602)
Other income, net	672	1,506	1,606	(1,151)	2,633

Loss before income taxes and extraordinary item	(224,784)	(23,185)	(3,521)	(6)	(251,496)
Income tax benefit	(46,836)	(9,817)	(968)	(2)	(57,623)

Loss before extraordinary item	(177,948)	(13,368)	(2,553)	(4)	(193,873)
Extraordinary item - early extinguishment of debt	(5,472)	--	--	--	(5,472)

Net loss before equity in subsidiaries	(183,420)	(13,368)	(2,553)	(4)	(199,345)

Equity in subsidiaries	(15,925)	--	--	15,925	--

Net loss	(199,345)	(13,368)	(2,553)	15,921	(199,345)
Other comprehensive income (loss), net	(949)	(15)	919	--	(45)

Comprehensive loss	$ (200,294)	$ (13,383)	$ (1,634)	$ 15,921	$ (199,390)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income
	Three Months Ended July 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$ --	$ 67,049	$ 41,399	$ --	$ 108,448
Cemetery	--	61,494	11,881	--	73,375

	--	128,543	53,280	--	181,823

Costs and expenses:
Funeral	--	49,658	31,366	--	81,024
Cemetery	--	44,035	10,829	--	54,864

	--	93,693	42,195	--	135,888

Gross profit	--	34,850	11,085	--	45,935
Corporate general and administrative expenses	4,953	(157)	--	--	4,796

Operating earnings (loss)	(4,953)	35,007	11,085	--	41,139
Interest income (expense), net	13,159	(19,088)	(10,006)	1,525	(14,410)
Other income (loss), net	1,330	(592)	2,368	(1,368)	1,738

Earnings before income taxes	9,536	15,327	3,447	157	28,467
Income tax expense	3,481	5,595	1,258	56	10,390

Net earnings before equity in subsidiaries	6,055	9,732	2,189	101	18,077

Equity in subsidiaries	12,022	--	--	(12,022)	--

Net earnings	18,077	9,732	2,189	(11,921)	18,077
Other comprehensive loss, net	--	(2,021)	(596)	--	(2,617)

Comprehensive income	$ 18,077	$ 7,711	$ 1,593	$ (11,921)	$ 15,460

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$ --	$ 211,884	$ 106,064	$ --	$ 317,948
Cemetery	--	169,339	26,091	--	195,430

	--	381,223	132,155	--	513,378

Costs and expenses:
Funeral	--	164,236	82,439	--	246,675
Cemetery	--	122,818	25,620	18	148,456

	--	287,054	108,059	18	395,131

Gross profit	--	94,169	24,096	(18)	118,247
Corporate general and administrative expenses	13,733	(351)	--	--	13,382
Loss on assets held for sale and other charges	239,558	29,430	170	--	269,158

Operating earnings (loss)	(253,291)	65,090	23,926	(18)	(164,293)
Interest income (expense), net	59,047	(67,587)	(36,634)	4,789	(40,385)
Other income, net	2,403	4,213	3,990	(4,789)	5,817

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	(191,841)	1,716	(8,718)	(18)	(198,861)
Income tax benefit	(34,812)	(728)	(2,864)	(6)	(38,410)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	(157,029)	2,444	(5,854)	(12)	(160,451)
Extraordinary item - early extinguishment of debt	(5,472)	--	--	--	(5,472)
Cumulative effect of change in accounting principles	--	(234,016)	(15,988)	--	(250,004)

Net loss before equity in subsidiaries	(162,501)	(231,572)	(21,842)	(12)	(415,927)

Equity in subsidiaries	(253,426)	--	--	253,426	--

Net loss	(415,927)	(231,572)	(21,842)	253,414	(415,927)
Other comprehensive income (loss), net	(563)	7,423	6,072	--	12,932

Comprehensive loss	$ (416,490)	$ (224,149)	$ (15,770)	$ 253,414	$ (402,995)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$ --	$ 218,331	$ 128,504	$ --	$ 346,835
Cemetery	--	186,902	29,907	--	216,809

	--	405,233	158,411	--	563,644

Costs and expenses:
Funeral	--	156,755	97,118	--	253,873
Cemetery	--	137,875	27,457	12	165,344

	--	294,630	124,575	12	419,217

Gross profit	--	110,603	33,836	(12)	144,427
Corporate general and administrative expenses	14,992	(53)	--	--	14,939

Operating earnings (loss)	(14,992)	110,656	33,836	(12)	129,488
Interest income (expense), net	42,823	(59,856)	(29,022)	2,615	(43,440)
Other income, net	1,172	936	2,884	(2,458)	2,534

Earnings before income taxes	29,003	51,736	7,698	145	88,582
Income tax expense	10,586	18,884	2,810	52	32,332

Net earnings before equity in subsidiaries	18,417	32,852	4,888	93	56,250

Equity in subsidiaries	37,833	--	--	(37,833)	--

Net earnings	56,250	32,852	4,888	(37,740)	56,250
Other comprehensive loss, net	--	(5,413)	(18,673)	--	(24,086)

Comprehensive income (loss)	$ 56,250	$ 27,439	$ (13,785)	$ (37,740)	$ 32,164

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalent investments	$ 40,832	$ (1,072)	$ 43,362	$ --	$ 83,122
Marketable securities	1,119	115	1,755	--	2,989
Receivables, net of allowances	2,240	58,969	14,143	--	75,352
Inventories	374	33,467	14,592	--	48,433
Prepaid expenses	773	1,371	15	--	2,159
Deferred income taxes	32,006	(14,325)	(2,711)	--	14,970
Assets held for sale	--	12,217	309,428	--	321,645

Total current assets	77,344	90,742	380,584	--	548,670
Receivables due beyond one year, net of allowances	--	32,961	25,249	--	58,210
Prearranged receivables	--	1,196,487	25,772	--	1,222,259
Intangible assets	126	458,103	38,123	--	496,352
Deferred charges	1,966	256,264	2,278	--	260,508
Cemetery property, at cost	--	363,112	23,129	--	386,241
Property and equipment, at cost	26,690	418,660	39,057	96	484,503
Less accumulated depreciation	9,483	124,846	9,030	39	143,398

Net property and equipment	17,207	293,814	30,027	57	341,105
income taxes	23,665	119,482	(1,429)	--	141,718
Investment in subsidiaries	70,495	--	--	(70,495)	--
Other assets	1,834	1,065	--	--	2,899

	$ 192,637	$ 2,812,030	$ 523,733	$ (70,438)	$ 3,457,962

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$ 6,817	$ --	$ --	$ --	$ 6,817
Accounts payable	(100)	1,624	1,267	30	2,821
Accrued expenses	10,933	41,043	(1,248)	--	50,728
Liabilities associated with assets held for sale	--	2,859	254,118	--	256,977

Total current liabilities	17,650	45,526	254,137	30	317,343
Long-term debt, less current maturities	799,652	460	40,000	--	840,112
Intercompany payables, net	(1,401,614)	1,096,231	323,111	(17,728)	--
Prearranged deferred revenue	250	1,593,134	12,754	--	1,606,138
Other long-term liabilities	4,293	16,052	--	152	20,497

Total liabilities	(579,769)	2,751,403	630,002	(17,546)	2,784,090

Common stock	107,579	336	53	(389)	107,579
Other	666,592	61,344	(8,841)	(52,503)	666,592
Accumulated other comprehensive loss	(1,765)	(1,053)	(97,481)	--	(100,299)

Total shareholders' equity (deficit)	772,406	60,627	(106,269)	(52,892)	673,872

	$ 192,637	$ 2,812,030	$ 523,733	$ (70,438)	$ 3,457,962

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)      Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalent investments	$ 59,862	$ (299)	$ 32,032	$ --	$ 91,595
Marketable securities	5,356	190	1,727	--	7,273
Receivables, net of allowances	1,004	122,232	54,238	--	177,474
Inventories	383	34,867	15,799	--	51,049
Prepaid expenses	769	1,941	1,353	--	4,063

Total current assets	67,374	158,931	105,149	--	331,454
Receivables due beyond one year, net of allowances	--	152,093	64,980	--	217,073
Intangible assets	191	457,088	211,183	--	668,462
Deferred charges	2,007	108,792	15,359	--	126,158
Cemetery property, at cost	--	377,898	63,748	--	441,646
Property and equipment, at cost	24,768	422,609	145,675	96	593,148
Less accumulated depreciation	6,924	113,325	24,900	70	145,219

Net property and equipment	17,844	309,284	120,775	26	447,929
Merchandise trust asset	--	261,515	(26,763)	--	234,752
Investment in subsidiaries	323,921	--	--	(323,921)	--
Other assets	1,505	1,785	5,427	--	8,717

	$ 412,842	$ 1,827,386	$ 559,858	$ (323,895)	$ 2,476,191

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$ 29,857	$ --	$ --	$ --	$ 29,857
Accounts payable	299	3,988	16,026	29	20,342
Accrued expenses	14,572	43,409	11,181	(136)	69,026
Income taxes payable	(13,796)	3,448	12,031	(1,683)	--
Deferred income taxes	(307)	14,695	2,425	(1,562)	15,251

Total current liabilities	30,625	65,540	41,663	(3,352)	134,476
Long-term debt, less current maturities	836,385	--	84,285	--	920,670
Intercompany payables, net	(1,654,754)	1,194,997	473,017	(13,260)	--
Deferred income taxes	13,400	71,857	(276)	(1,241)	83,740
Prearranged deferred revenue	500	64,664	43,580	--	108,744
Estimated cost to deliver merchandise	--	139,183	--	--	139,183
Other long-term liabilities	--	6,481	8,088	152	14,721

Total liabilities	(773,844)	1,542,722	650,357	(17,701)	1,401,534

Common stock	106,832	224	53	(277)	106,832
Other	1,081,056	292,916	13,001	(305,917)	1,081,056
Accumulated other comprehensive loss	(1,202)	(8,476)	(103,553)	--	(113,231)

Total shareholders' equity (deficit)	1,186,686	284,664	(90,499)	(306,194)	1,074,657

	$ 412,842	$ 1,827,386	$ 559,858	$ (323,895)	$ 2,476,191

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ 57,171	$ 63,958	$ (36,092)	$ 4,468	$ 89,505

Cash flows from investing activities:
Proceeds from sales of marketable securities	--	4,464	40	--	4,504
Purchases of marketable securities and long-term investments	--	--	(1,894)	--	(1,894)
Proceeds from sale of assets, net	--	3,436	--	--	3,436
Additions to property and equipment	--	(15,897)	(2,073)	--	(17,970)
Other	--	2,032	391	--	2,423

Net cash used in investing activities	--	(5,965)	(3,536)	--	(9,501)

Cash flows from financing activities:
Funeral trust withdrawal	--	40,000	--	--	40,000
Proceeds from long-term debt	725,000	--	--	--	725,000
Repayments of long-term debt	(781,187)	--	(40,755)	--	(821,942)
Intercompany receivables (payables)	13,582	(98,766)	89,652	(4,468)	--
Debt issue costs	(34,271)	--	--	--	(34,271)
Issuance of common stock	675	--	--	--	675

Net cash provided by (used in) financing activities	(76,201)	(58,766)	48,897	(4,468)	(90,538)

Effect of exchange rates on cash and cash equivalents	--	--	2,061	--	2,061

Net increase (decrease) in cash	(19,030)	(773)	11,330	--	(8,473)
Cash and cash equivalents, beginning of period	59,862	(299)	32,032	--	91,595

Cash and cash equivalents, end of period	$ 40,832	$ (1,072)	$ 43,362	$ --	$ 83,122

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)     Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes--(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ 31,174	$ 25,275	$ (7,134)	$ 2,146	$ 51,461

Cash flows from investing activities:
Proceeds from sales of marketable securities	978	45,624	16,486	--	63,088
Purchases of marketable securities and long-term investments	(5,426)	(3,572)	(4,060)	--	(13,058)
Additions to property and equipment	(2,298)	(25,714)	(3,965)	--	(31,977)
Other	--	1,608	71	--	1,679

Net cash provided by (used in) investing activities	(6,746)	17,946	8,532	--	19,732

Cash flows from financing activities:
Proceeds from long-term debt	8,366	--	--	--	8,366
Repayments of long-term debt	(12,017)	--	(9,206)	--	(21,223)
Intercompany receivables (payables)	18,903	(43,813)	27,056	(2,146)	--
Issuance of common stock	2,380	--	--	--	2,380
Dividends	(6,398)	--	--	--	(6,398)

Net cash provided by (used in) financing activities	11,234	(43,813)	17,850	(2,146)	(16,875)

Effect of exchange rates on cash and cash equivalents	--	--	(2,509)	--	(2,509)

Net increase (decrease) in cash	35,662	(592)	16,739	--	51,809
Cash and cash equivalents, beginning of period	11,689	1,649	17,539	--	30,877

Cash and cash equivalents, end of period	$ 47,351	$ 1,057	$ 34,278	$ --	$ 82,686

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Loss on Assets Held for Sale and Other Charges

        SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed. An entity must review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All long- lived assets to be disposed of that are not covered by APB Opinion No. 30 and for which management, having the authority to approve the action, has committed to a plan to dispose of the assets, must be reported at the lower of carrying amount or fair value less cost to sell.

        During the third quarter of fiscal year 2001, the Company adopted a formal plan to sell its foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. In addition, it reviewed noncompetition agreements that it had entered into with sellers, key employees and others in connection with previous acquisitions, and it decided to relieve some of these individuals from the obligations not to compete, although it will continue to make the payments in accordance with the contract terms. Based on its progress to date and management's and the Board of Directors' decision to proceed with these sales if acceptable prices and terms can be obtained, the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon current offers from interested parties or market prices of comparable properties, less cost to sell in the third quarter of 2001. As a result, the Company incurred an aggregate pre-tax noncash charge to earnings of $269,158 (net of a $64,069 income tax benefit).

        Because the Company has already reduced equity for the cumulative foreign translation adjustment incurred in each period that it has owned these businesses, the total related charge to shareholders' equity for the loss on its foreign operations is estimated to ultimately be $88,929.  However, in the third quarter of 2001, the charge to equity will be equal to the entire after-tax charge to earnings of $187,329.  In the periods in which the sale of each of the foreign operations is consummated, the cumulative foreign translation adjustment relating to the operation sold will be reversed and included in comprehensive income, resulting in a corresponding increase in equity.  As the Company has previously announced, it sold its Mexican, Australian and New Zealand operations in the fourth fiscal quarter.  As such in the fourth fiscal quarter, the Company will realize comprehensive income and an increase to equity for the cumulative foreign currency translation related to these operations, which is equal to approximately $67,000.  The remainder of the approximately $31,000 cumulative foreign translation adjustment would be reversed upon completion of the sale of the Company's European and Canadian operations.

        The related assets and liabilities associated with assets held for sale are shown in separate line items in the balance sheet titled "assets held for sale" and "liabilities associated with assets held for sale."  In the consolidated statement of earnings, the impairment charges related to these writedowns and the writedowns of the noncompetition agreements are reflected in the "loss on assets held for sale and other charges" line item.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Loss on Assets Held for Sale and Other Charges--(Continued)

        At July 31, 2001, the assets held for sale (excluding $40,461 of cash and cash equivalent investments of the operations held for sale) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of all of the Company's foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. A summary of the assets and liabilities included in these line items is as follows:

Assets	July 31, 2001

Receivables, net of allowances	$40,496
Inventories and other current assets	14,867
Net property and equipment	61,226
Prearranged receivables	154,056
Intangible assets	8,870
Deferred charges and other assets	21,078
Cemetery property, at cost	14,790
Long-term investments	6,262

Assets held for sale	$321,645

Liabilities

Current liabilities	$29,359
Deferred income taxes	6,023
Prearranged deferred revenue	210,630
Long-term debt	3,652
Other long-term liabilities	7,313

Liabilities associated with assets held for sale	$256,977

        The operating results of assets held for sale included in the statements of earnings for the three and nine months ended July 31, 2001 and 2000 were as follows:
	Three Months Ended July 31,		Nine Months Ended July 31,

	2001	2000	2001	2000
Revenues	$33,672	$36,602	$98,522	$112,454

Operating earnings	$4,684	$6,570	$13,213	$18,444

Earnings before income taxes	$4,214	$6,077	$11,835	$17,256

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Long-term Debt
	July 31, 2001	October 31, 2000

Long-term debt:
Unsecured revolving credit facility	$--	$529,000
Senior secured credit facility:
Revolving credit facility	50,000	--
Asset sale term loan	75,000	--
Term loan B	300,000	--
6.40% ROARS	102,144	204,781
6.70% Notes	100	100,000
Privately held senior notes	--	88,572
10.75% senior subordinated notes due 2008	300,000	--
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 6.6% and 6.4% as of July 31, 2001 and October 31, 2000, respectively, partially secured by assets of subsidiaries, with maturities through 2023	23,337	28,174

Total long-term debt	850,581	950,527
Less debt associated with assets held for sale	3,652	--
Less current maturities	6,817	29,857

	$840,112	$920,670

        On June 29, 2001, the Company completed refinancing transactions that retired (1) the $600,000 unsecured revolving credit facility, which was scheduled to mature on April 30, 2002 and which was a current liability, (2) $99,900 of the 6.70 percent Notes which mature in 2003, (3) approximately $100,103 of the 6.40 percent ROARS which will mature or be remarketed in 2003 subject to market conditions and (4) the privately held senior notes, which had varying maturities from fiscal years 2002 through 2007. This constituted all of the Company's long-term debt, except for approximately $100,000 in publicly held senior notes that remain outstanding and $23,337 of debt incurred or assumed in connection with acquisitions. The Company also incurred charges in the amount of $5,472 (net of a $3,648 income tax benefit) in the three months ended July 31, 2001, relating to the early extinguishment of debt.

         The new financing consists of a $550,000 senior secured credit facility and $300,000 of senior subordinated notes. The senior secured credit facility consists of (1) a $175,000 four-year revolving credit facility (on which the Company drew approximately $50,000 at the closing of the refinancing transactions), (2) a $75,000 18-month asset sale term loan and (3) a $300,000 five-year term loan B.  As a result of its tender offer, on June 29, 2001, the Company repurchased $99,900 of the 6.70 percent Notes and $100,103 of the 6.40 percent ROARS. The remaining 6.70 percent Notes and the remaining 6.40 percent ROARS are secured equally and ratably with the new senior secured credit facility.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Long-term Debt--(Continued)

         The 18-month asset sale term loan was drawn in full upon the completion of the refinancing transactions and was repaid in full subsequent to the end of the third quarter. The revolving credit facility was reduced to $10,000 subsequent to the end of the third quarter. The term loan B was drawn in full upon the completion of the refinancing transactions, and the following annual amounts will be amortized on a quarterly basis each year: loan years one and two - $2,500 per year, loan year three - $15,000, loan year four - $25,000, and loan year five - $255,000.

         The applicable margin spreads for LIBOR rate loans under the revolving credit facility and term loan B are generally subject to quarterly adjustment within a range of 200 to 275 basis points for the revolving credit facility and a range of 312.5 and 337.5 basis points for the term loan B, based upon the Company's leverage ratio. In addition, the Company will pay a commitment fee on the unused portion of the revolving credit facility within a range of 50.0 to 62.5 basis points, based upon the Company's leverage ratio.

        The new senior secured credit facility contains affirmative and negative covenants. The covenants include required reserves, mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings, limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions, limitations on lease payments, limitations on negative pledges and limitations on transactions with affiliates. In addition, the credit agreement contains the following financial covenants: (1) a maximum leverage ratio, (2) a minimum fixed charge coverage ratio, and (3) a minimum interest coverage ratio. The financial covenants will be calculated on a consolidated basis after giving pro forma effect to permitted asset dispositions and acquisitions. Capital expenditures are limited to $35,000 in fiscal year 2001, $45,000 in fiscal year 2002, $50,000 in fiscal year 2003 and $55,000 for each fiscal year thereafter.

        The Company's obligations under the new senior secured credit facility are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. The remaining 6.70 percent Notes and 6.40 percent ROARS are not guaranteed by the Company's subsidiaries.

         All obligations under the new senior secured credit facility, including the guarantees, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company's existing and future direct and indirect subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than directors qualifying shares) of all direct existing and future foreign subsidiaries and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

        In December 1996, the Company issued $100,000 of 6.70 percent Notes due 2003. The 6.70 percent Notes are now secured equally and ratably with the new senior secured credit facility. The 6.70 percent Notes are not redeemable prior to maturity and are not entitled to the benefit of any mandatory redemption or sinking fund. Interest on the 6.70 percent Notes is payable semi-annually on December 1 and June 1 of each year. As of July 31, 2001 and October 31, 2000, the carrying value of these notes, including accrued interest, was $101 and $102,773, whereas the fair value was $99 and $65,573, respectively.

         In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities ("ROARS") due May 1, 2013 (remarketing date May 1, 2003). The 6.40 percent ROARS are now secured equally and ratably with the new senior secured credit facility.  Interest on the 6.40 percent ROARS is payable semi-annually on November 1 and May 1 of each year. Outstanding 6.40 percent ROARS must be redeemed by the Company or remarketed by the remarketing dealer on May 1, 2003.  If the remarketing dealer does not elect to remarket the 6.40 percent ROARS, the Company must redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest. If the remarketing dealer elects to remarket the 6.40 percent ROARS, the Company may override that election by choosing to redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest, in which case the Company will be obligated to pay the remarketing dealer the value of its remarketing right. If the 6.40 percent ROARS are remarketed, holders immediately prior to May 1, 2003 must tender them to the remarketing dealer for purchase on May 1, 2003 for a purchase price of 100 percent of their principal amount plus accrued interest. Except as described above, the 6.40 percent ROARS are not redeemable prior to maturity and are not entitled to the benefit of any mandatory redemption or sinking fund. If remarketed, the 6.40 percent ROARS will become due May 1, 2013, and the coupon for the remaining term will be 5.44 percent (which was the 10-year United States Treasury rate at the time of initial issuance) plus the Company's then current credit spread. As of July 31, 2001 and October 31, 2000, the carrying value of these notes, including accrued interest and the unamortized portion of the option premium, was $103,742 and $211,146, whereas the fair value was $102,265 and $136,444, respectively.

        The indenture governing the 6.40 percent ROARS and 6.70 percent Notes contains covenants that, among other things, and subject to some exceptions, (1) restrict the Company's ability and the ability of its subsidiaries to create liens and enter into sale leaseback transactions, and (2) restrict the Company's ability (but not its subsidiaries' ability) to sell all or substantially all of its assets, or merge or consolidate with other companies.

         The 10.75 percent senior subordinated notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt of the Company and are pari passu in right of payment with any future senior subordinated indebtedness of the Company. The notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries. Interest on the notes accrues at the rate of 10.75 percent per annum and is payable semi-annually in arrears on January 1 and July 1. As of July 31, 2001, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $302,867 and $317,623, respectively.

        The indenture governing the 10.75 percent senior subordinate notes limits the Company's and its subsidiaries' ability to borrow money, create liens, pay dividends on or redeem or repurchase stock, make investments, sell stock in subsidiaries, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.  The notes are redeemable at the option of the Company on or after July 1, 2005.  In addition, prior to July 1, 2004, the Company may redeem up to 35 percent of the notes with the net cash proceeds from specified equity offerings.  The Company must offer to purchase the notes at 101 percent of their face amount, plus accrued interest, if the Company experiences specific kinds of changes in control.

         As of July 31, 2001, the Company's subsidiaries had approximately $23,337 of long-term debt that represents notes its subsidiaries issued as part of the purchase price of acquired businesses or debt its subsidiaries assumed in connection with acquisitions. Approximately $11,358 of this debt is secured by liens on the stock or assets of the related subsidiaries.

         Scheduled principal payments and maturities of the Company's long-term debt for the fiscal years ending October 31, 2002 through October 31, 2006, are approximately $7,072 in 2002, $185,140 in 2003, $22,474 in 2004, $134,535 in 2005 and $192,850 in 2006. Current maturities of long-term debt of $6,817 as of July 31, 2001, as reported in the Company's consolidated balance sheets, include $191 relating to the unamortized ROARS option premium.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Consolidated Comprehensive Income (Loss)

         Consolidated comprehensive income (loss) for the three months ended July 31, 2001 and 2000, and for the nine months ended July 31, 2001 and 2000 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2001	2000	2001	2000

Net earnings (loss)	$(199,345)	$18,077	$(415,927)	$56,250
Other comprehensive income (loss):
Foreign translation adjustment	919	(599)	6,072	(18,673)
Cumulative effect of change in accounting for unrealized appreciation of investments	--	--	8,494	--
Unrealized appreciation (depreciation) of investments	(23)	(3,178)	206	(8,524)
Deferred income tax expense (benefit) on unrealized appreciation of investments	8	1,160	(75)	3,111
Cumulative effect of change in accounting for derivative financial instrument	--	--	4,693	--
Unrealized loss on derivative financial instrument designated and qualifying as a cash flow hedging instrument	(949)	--	(6,458)	--

Total other comprehensive income (loss)	(45)	(2,617)	12,932	(24,086)

Total comprehensive income (loss)	$(199,390)	$15,460	$(402,995)	$32,164

(11) Subsequent Events

        As a result of the Company's decision to sell its foreign operations as discussed in Note 8, the Company has sold its Mexican operations and Australasian operations. On August 15, 2001, the Company completed the sale of its Mexican operations. The proceeds, net of transaction expenses, plus cash on hand were used to retire the $75,000 asset sale term loan the Company entered into on June 29, 2001. The revenues, operating earnings and EBITDA of the Mexican operations in fiscal year 2000 presented on a pro forma basis for SAB No. 101 were $22,774, $10,145 and $12,723, respectively. On August 23, 2001, the Company completed the sale of its operations in Australia and New Zealand. The proceeds, net of transaction expenses, plus cash on hand were used to reduce the Company's revolving credit facility. The revenues, operating earnings and EBITDA of the Company's expenses operations in Australia and New Zealand in fiscal year 2000 presented on a pro forma basis for SAB No. 101 were $21,740, $2,759 and $5,792, respectively. The Company has paid down approximately $115,000 of debt since the end of the third quarter.

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

Preneed Sales

         The Company considers maintaining its preneed backlog through preneed marketing and sales to be an integral part of its long-term business strategy. The Company's primary objective is to produce preneed sales levels sufficient to balance its cash investment with its goal of maintaining a sustainable and predictable level of growth in its preneed backlog. The Company's current goal is to make four preneed funeral sales for every three it delivers.

         The Company estimates that as of July 31, 2001 the future value of its preneed backlog represented over $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust, assuming an average yield of 8.5 percent and a build-up in the face value of insurance contracts. It assumes no future sales and assumes maturities of the existing contracts over a weighted average life of approximately ten years, which is consistent with the Company's experience. While the investment yield over the past five years has been in this range, there is no guarantee that future yields will be at this level. As of July 31, 2001, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings realized to date on the funds held in trust, was approximately $1.6 billion.

         Preneed property, products and services are typically sold on an installment basis with terms of approximately three to five years. In fiscal year 2000, the Company changed the terms and conditions of its preneed sales contracts and commissions, and moderated its preneed sales activities, in order to enhance its cash flow. These changes are described in more detail under the heading, "Results of Operations - Three Months Ended July 31, 2001 Compared to Three Months ended July 31, 2000 - Cemetery Segment" below.

         With respect to the sale of cemetery property, whether preneed or at-need, the Company is generally required by state law to place into a perpetual care trust, a portion, usually 10 percent, of the proceeds it receives in order to fund maintenance of the cemetery grounds. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount; for example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount to be placed in trust for that contract. The Company withdraws realized earnings, including net realized capital gains in some jurisdictions, on these funds to use towards the maintenance of its cemeteries, but principal must generally be held in the trust in perpetuity.

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

         Revenue from preneed sales of funeral services and funeral merchandise is deferred until the period in which the funeral is performed and the merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue (liability). The corresponding receivable due from the customer is reflected in prearranged receivables (asset), and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). The costs to acquire the sales, primarily commissions and direct marketing costs, are reflected on the balance sheet as deferred charges (asset) and are charged to expense as the funeral services are performed and products delivered. Indirect costs of marketing preneed funeral services and merchandise are expensed in the period in which they are incurred.

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

         Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico) that have investments in common stock, the Company seeks an overall annual yield of approximately 8.0 percent to 9.0 percent, which is well in excess of the Company's expectation for inflation over the short term. However, no assurance can be given that the Company will be successful in achieving any particular yield.

Results of Operations

         In the following discussion, results for the three months ended July 31, 2001, as reported after the implementation of SAB No. 101, are compared with results for the three months ended July 31, 2000, as reported, which do not reflect the implementation of SAB No. 101. Following this discussion is a pro forma comparison using the same accounting methods for both the three months ended July 31, 2001 and 2000. For the pro forma discussion, the three months ended July 31, 2001 are presented as reported after the implementation of SAB No. 101, and the three months ended July 31, 2000 are adjusted on a pro forma basis to show the effects of SAB No. 101. Results for the nine month period follow the same order.

        As the Company has its foreign operations and several small domestic operations held for sale, in the third quarter of 2001 it began segregating the operating results of these businesses from the operations it will retain. The following discussion segregates the financial results into two main categories in order to present the Company's ongoing operating results and to provide more useful information for investors. The Company's "Operations to be Retained" consist of those businesses it has owned and operated for the entire fiscal year and last and which are not for sale ("Existing Operations") and those businesses that have been acquired or opened during this fiscal year or last ("Acquired/Opened Operations"). "Closed and Held for Sale Operations" consist of those that have been sold or closed during this fiscal year or last and the businesses that are currently being sold or offered for sale.
Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

Funeral Segment
	Three Months Ended July 31,
	2001	2000	Increase (Decrease)
		(As reported) (In millions)
Funeral Revenue	$ 102.6	$ 108.4	$ (5.8)
Funeral Costs	81.7	81.0	0.7

Funeral Segment Profit	$ 20.9	$ 27.4	$ (6.5)

        Funeral revenue decreased $5.8 million, or 5 percent, for the three months ended July 31, 2001, compared to the corresponding period in 2000. The Company experienced a $7.7 million, or 7 percent, decrease due to the effect of implementing SAB No. 101. The average revenue per funeral service performed by Existing Operations increased 0.2 percent, while the number of funeral services performed by Existing Operations increased 1.9 percent.
Three Months Ended July 31, 2001 Compared to Pro Forma Three Months Ended July 31, 2000

Funeral Segment
	Three Months Ended July 31,
	2001	2000	Increase (Decrease)
		(Pro Forma) (In millions)
FUNERAL -- OPERATIONS TO BE RETAINED
Revenue
Existing operations	$69.3	$67.4	$1.9
Opened operations	2.1	0.7	1.4

	$71.4	$68.1	$3.3

Costs
Existing operations	$54.7	$50.0	$4.7
Opened operations	2.0	0.7	1.3

	$56.7	$50.7	$6.0

Profit
Existing operations	$14.6	$17.4	$(2.8)
Opened operations	0.1	--	0.1

	$14.7	$17.4	$(2.7)

FUNERAL -- CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$31.2	$32.6	$(1.4)
Costs	25.0	26.9	(1.9)

Profit	$6.2	$5.7	$0.5

Total Funeral Revenue	$102.6	$100.7	$1.9
Total Funeral Costs	81.7	77.6	4.1

Total Funeral Profit	$20.9	$23.1	$(2.2)

        Funeral revenue from Operations to be Retained increased $3.3 million, or 5 percent, for the three months ended July 31, 2001, compared to the corresponding period in 2000. The Company experienced a $1.9 million, or 3 percent, increase in funeral revenue from Existing Operations primarily due to a 1.9 percent increase (314 events) in the number of funeral services performed by these businesses and a 0.2 percent increase in the average revenue per funeral service performed by these businesses. The increase in revenue from Opened Operations of $1.4 million, resulted primarily from the Company's construction or opening of funeral homes from May 2000 through July 2001, which were not open for the entirety of both periods presented. This is primarily attributable to the opening of the Archdiocese of Los Angeles facilities.

        Funeral profit margin from Existing Operations decreased from 25.8 percent in 2000 to 21.1 percent in 2001 primarily due to upward pressure on funeral costs, including labor costs, of about $3.7 million as well as an increase in overhead costs allocated to the funeral segment of about $1.0 million. The Company allocates common overhead between its segments based on revenue. Due to the moderation in preneed cemetery sales discussed below, the allocation has shifted a higher amount of those costs to the funeral segment and a corresponding lower amount to the cemetery segment.

        The decrease in revenue and costs from Closed and Held for Sale Operations is primarily due to changes in foreign currency exchange rates (due in part to the Euro).
Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

Cemetery Segment
	Three Months Ended July 31,
	2001	2000	Decrease
		(As reported) (In millions)
Cemetery Revenue	$63.1	$73.4	$(10.3)
Cemetery Costs	50.1	54.9	(4.8)

Cemetery Segment Profit	$13.0	$18.5	$(5.5)

        Cemetery revenue decreased $10.3 million, or 14 percent, for the three months ended July 31, 2001, compared to the corresponding period in 2000. The Company experienced a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales, a $1.2 million, or 2 percent, decrease due to the effect of implementing SAB No. 101 and an average yield of 6.7 percent in its perpetual care trust funds which is below the Company's goal of 8.0 percent to 9.0 percent.

        In fiscal year 2000 the Company changed the terms and conditions of its preneed sales contracts and commissions and moderated its preneed sales activities in order to enhance its cash flow. This resulted in an anticipated reduction in preneed sales, including preneed cemetery property sales mentioned above. The Company modified its preneed payment plans early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Effective the first day of the fourth quarter of fiscal year 2000, the Company also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, which the Company believes had the largest impact on preneed sales. Although the Company reduced or eliminated commissions available to preneed sales counselors on certain sales, the Company now provides a minimum compensation guarantee. The change in commission structure provides an incentive to preneed sales counselors to focus on selling preneed cemetery property and preneed funeral services. The Company believes that these are the sales that build and maintain market share. In addition, the change better aligned operations with changes in accounting necessitated by the adoption of SAB No. 101 because, after the implementation of SAB No. 101, preneed cemetery property sales are the only preneed sales that the Company recognizes on a current basis (after collection of 10 percent of the sales price). The Company also believes that these changes have improved the quality of preneed sales and receivables. These changes in preneed sales strategies contributed to a decline in the full-time domestic preneed sales force from approximately 2,200 counselors during the first quarter of fiscal year 2000 to 1,200 counselors by the end of the second quarter of fiscal year 2001, although the Company believes that it has retained its best sales counselors. The Company has also reduced its selling costs by closing selected telemarketing and sales offices. The Company has not experienced and does not expect any significant further decline in the size of the preneed sales force.
Three Months Ended July 31, 2001 Compared to Pro Forma Three Months Ended July 31, 2000

Cemetery Segment
	Three Months Ended July 31,
	2001	2000	Increase (Decrease)
		(Pro Forma) (In millions)
CEMETERY -- OPERATIONS TO BE RETAINED
Revenue
Existing operations	$59.2	$66.5	$(7.3)
Acquired/Opened operations	1.2	1.5	(0.3)

	$60.4	$68.0	$(7.6)

Costs
Existing operations	$45.2	$50.5	$(5.3)
Acquired/Opened operations	1.0	1.2	(0.2)

	46.2	$51.7	$(5.5)

Profit
Existing operations	$14.0	$16.0	$(2.0)
Acquired/Opened operations	0.2	0.3	(0.1)

	$14.2	$16.3	$(2.1)

CEMETERY -- CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$2.7	$4.2	$(1.5)
Costs	3.9	3.5	0.4

Profit	$(1.2)	$0.7	$(1.9)

Total Cemetery Revenue	$63.1	$72.2	$(9.1)
Total Cemetery Costs	50.1	55.2	(5.1)

Total Cemetery Profit	$13.0	$17.0	$(4.0)

        Cemetery revenue decreased $9.1 million, or 13 percent, for the three months ended July 31, 2001, compared to the corresponding period in 2000. The Company experienced a $7.6 million, or 11 percent, decrease in revenue from Operations to be Retained primarily due to a decline in revenue from Existing Operations. Revenue from Existing Operations decreased $7.3 million, or 11 percent, resulting primarily from a decrease in cemetery merchandise deliveries during the quarter and reduced preneed cemetery property sales. The reduction in preneed sales was anticipated due to the changes made to the Company's preneed sales program in fiscal year 2000, as discussed above. In addition, the yield of 6.7 percent realized in its perpetual care trust funds was below the Company's goal of 8.0 percent to 9.0 percent. Through the nine months ended July 31, 2001, the yield was 7.9 percent.

        Cemetery profit margin from Existing Operations decreased from 24.1 percent in 2000 to 23.6 percent in 2001. The decline was principally due to the reduction in preneed property sales, merchandise deliveries and a decline in the average yield in its perpetual care trust funds mentioned above.

Other

        Depreciation and amortization was $21.0 million for the third quarter of fiscal year 2001 compared to pro forma $17.4 million for the same period in 2000. Domestic depreciation and amortization, which is fairly representative of Operations to be Retained, was $17.8 million for the third quarter of fiscal year 2001 compared to pro forma $14.6 million for the same period in 2000.

        EBITDA (defined as earnings before gross interest expense, taxes, depreciation and amortization excluding the nonrecurring, noncash loss on assets held for sale and other charges) was $54.4 million, or 32.8 percent of revenue for the third quarter of fiscal year 2001 compared to pro forma $56.0 million, or 32.4 percent of revenue for the same period in 2000. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $45.6 million, or 34.2 percent of domestic revenue for the third quarter of fiscal year 2001 compared to pro forma $45.6 million, or 33.1 percent of domestic revenue for the same period in 2000.

        Net interest expense, which is comprised of gross interest expense of $15.8 million, netted with investment income of $1.2 million, increased $0.2 million during the third quarter of fiscal year 2001 compared to the same period in 2000. The increase resulted primarily from a $114.0 million decrease in the average outstanding debt balance, which was substantially offset by a 60 basis point increase in the average interest rate due to the higher interest costs associated with debt incurred in the Company's recent refinancing transactions.  Investment income resulted from cash and cash equivalent investments earning an average rate of 5.2 percent, including funds in foreign jurisdictions earning 7.0 percent.

        Other income, net, increased approximately $0.9 million during the third quarter of fiscal year 2001 compared to the same period in 2000 due principally to a net gain on the sale of excess cemetery property.
Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

Funeral Segment
	Nine Months Ended July 31,
	2001	2000	Decrease
		(As reported) (In millions)
Funeral Revenue	$317.9	$346.8	$(28.9)
Funeral Costs	246.7	253.9	(7.2)

Funeral Segment Profit	$71.2	$92.9	$(21.7)

        Funeral revenue decreased $28.9 million, or 8 percent, for the nine months ended July 31, 2001, compared to the corresponding period in 2000. The Company experienced a $22.4 million, or 6 percent, decrease due to the effect of implementing SAB No. 101. The Company also experienced a 1.4 percent (766 events) decrease in the number of funeral services performed by Existing Operations. This is equivalent to less than 3 events per existing funeral home. The decrease is also attributable to changes in foreign currency exchange rates (due in part to the Euro) and a decline in the number of funeral events performed by its foreign businesses.
Nine Months Ended July 31, 2001 Compared to Pro Forma Nine Months Ended July 31, 2000

Funeral Segment
	Nine Months Ended July 31,
	2001	2000	Increase (Decrease)
		(Pro Forma) (In millions)
FUNERAL -- OPERATIONS TO BE RETAINED
Revenue
Existing operations	$219.9	$220.2	$(0.3)
Opened operations	5.8	1.1	4.7

	$225.7	$221.3	$4.4

Costs
Existing operations	$165.7	$156.3	$9.4
Opened operations	6.1	1.3	4.8

	$171.8	$157.6	$14.2

Profit
Existing operations	$54.2	$63.9	$(9.7)
Opened operations	(0.3)	(0.2)	(0.1)

	$53.9	$63.7	$(9.8)

FUNERAL -- CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$92.2	$103.1	$(10.9)
Costs	74.9	86.0	(11.1)

Profit	$17.3	$17.1	$0.2

Total Funeral Revenue	$317.9	$324.4	$(6.5)
Total Funeral Costs	246.7	243.6	3.1

Total Funeral Profit	$71.2	$80.8	$(9.6)

        Funeral revenue decreased $6.5 million, or 2 percent, for the nine months ended July 31, 2001, compared to the corresponding period in 2000. Funeral revenue from Operations to be Retained increased $4.4 million primarily due to an increase in revenue from Opened Operations resulting principally from the construction or opening of funeral homes from November 1999 through July 2001, which were not open for the entirety of both periods presented. This increase is primarily attributable to the opening of the Archdiocese of Los Angeles facilities. The Company also experienced a 1.4 percent (766 events) decrease in the number of funeral services performed by Existing Operations. This is equivalent to less than 3 events per existing funeral home. Partially offsetting this decrease was a 0.7 percent increase in the average revenue per funeral service performed by Existing Operations.

        Funeral profit margin from Existing Operations decreased from 29.0 percent in 2000 to 24.6 percent in 2001 primarily due to upward pressure on funeral costs, including labor costs, of about $6.4 million as well as an increase in overhead costs allocated to the funeral segment of about $3.0 million. The Company allocates common overhead between its segments based on revenue. Due to the moderation in preneed cemetery sales discussed above, the allocation has shifted a higher amount of those costs to the funeral segment and a corresponding lower amount to the cemetery segment. This decrease is also due to the decline in the number of funeral services performed by Existing Operations mentioned above and the high fixed -cost nature of the funeral business.

        The decrease in revenues and costs from Closed and Held for Sale Operations resulted primarily from changes in foreign currency exchange rates (due in part to the Euro) and a decline in the number of funeral events performed by these businesses.
Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

Cemetery Segment
	Nine Months Ended July 31,
	2001	2000	(Decrease)
		(As reported) (In millions)
Cemetery Revenue	$195.4	$216.8	$(21.4)
Cemetery Costs	148.4	165.3	(16.9)

Cemetery Segment Profit	$47.0	$51.5	$(4.5)

        Cemetery revenue decreased $21.4 million, or 10 percent, for the nine months ended July 31, 2001, compared to the corresponding period in 2000 primarily from reduced cemetery merchandise deliveries and reduced preneed cemetery property sales. The reduction in preneed sales is due to the changes made to the Company's preneed sales program in fiscal year 2000. See the discussion under the heading, "Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000 - Cemetery Segment" above. Partially offsetting this decrease, the Company experienced a $2.4 million, or 1 percent, increase due to the effect of implementing SAB No. 101.
Nine Months Ended July 31, 2001 Compared to Pro Forma Nine Months Ended July 31, 2000

Cemetery Segment
	Nine Months Ended July 31,
	2001	2000	Increase (Decrease)
		(Pro Forma) (In millions)
CEMETERY -- OPERATIONS TO BE RETAINED
Revenue
Existing operations	$185.7	$205.2	$(19.5)
Acquired/Opened operations	2.7	3.5	(0.8)

	$188.4	$208.7	$(20.3)

Costs
Existing operations	$135.3	$156.7	$(21.4)
Acquired/Opened operations	2.5	3.1	(0.6)

	$137.8	$159.8	$(22.0)

Profit
Existing operations	$50.4	$48.5	$1.9
Acquired/Opened operations	0.2	0.4	(0.2)

	$50.6	$48.9	$1.7

CEMETERY -- CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$7.0	$10.5	$(3.5)
Costs	10.6	9.5	1.1

Profit	$(3.6)	$1.0	$(4.6)

Total Cemetery Revenue	$195.4	$219.2	$(23.8)
Total Cemetery Costs	148.4	169.3	(20.9)

Total Cemetery Profit	$47.0	$49.9	$(2.9)

        Cemetery revenue decreased $23.8 million, or 11 percent, for the nine months ended July 31, 2001, compared to the corresponding period in 2000. The Company experienced a $20.3 million, or 10 percent, decrease in revenue from Operations to be Retained due principally to a decline in revenue from Existing Operations. The decline in revenue from Existing Operations resulted primarily from reduced cemetery merchandise deliveries and reduced preneed property sales.

        The Company however, anticipated the reduced preneed property sales mentioned above due to the changes made to the Company's preneed sales program in fiscal year 2000; however, through nine months, the Company's Operations to be Retained were achieving 97 percent of expected preneed property sales.  See the discussion under the heading, "Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000 - Cemetery Segment" above.  The reduction in preneed property sales has resulted in increased operating cash flow as described in the "Liquidity and Capital Resources" discussion and has resulted in operating cash flow of approximately $15 million in excess of the Company's expectations.

        Cemetery profit margin from Existing Operations increased from 23.6 percent in 2000 to 27.1 percent in 2001. The increase was attributable principally to cost savings resulting from the changes the Company made in its preneed sales organization in fiscal year 2000 and additional cost savings at its cemeteries arising from increased scrutiny of expenses primarily by local managers. The Company has provided incentives to local managers to decrease costs by tying their compensation more closely to the profitability of the locations they manage. Additionally, the cemetery margins benefited from the reduction in common overhead allocation mentioned in "Nine Months Ended July 31, 2001 Compared to Pro Forma Nine Months Ended July 31, 2000 - Funeral Segment" above.

Other

        Depreciation and amortization was $60.1 million for the first nine months of fiscal year 2001 compared to pro forma $58.4 million for the same period in 2000. Domestic depreciation and amortization, which is fairly representative of Operations to be Retained, was $52.3 million for the first nine months of fiscal year 2001 compared to pro forma $49.9 million for the same period in 2000.

        EBITDA (defined as earnings before gross interest expense, taxes, depreciation and amortization excluding the nonrecurring, noncash loss on assets held for sale and other charges) was $175.6 million, or 34.2 percent of revenue for the first nine months of fiscal year 2001 compared to pro forma $179.4 million, or 33.0 percent of revenue for the same period in 2000. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $151.0 million, or 36.1 percent of domestic revenue for the first nine months of fiscal year 2001 compared to pro forma $150.4 million, or 34.5 percent of domestic revenue for the same period in 2000.

        Net interest expense, which is comprised of gross interest expense of $45.2 million, netted with investment income of $4.8 million, decreased $3.0 million during the first nine months of fiscal year 2001 compared to the same period in 2000. This is due principally to a $2.1 million increase in investment income from an increase in the average balance of cash and cash equivalents, which earned an average rate of 6.9 percent, including funds in foreign jurisdictions that earned 9.4 percent. The decrease in gross interest expense of $0.9 million was due principally to an $86.0 million decrease in average outstanding debt, partially offset by a 40 basis point increase in average interest rates from 6.3 percent in 2000 to 6.7 percent in 2001 due to the higher interest costs associated with debt incurred in the Company's recent financing transactions.

        Other income, net, increased approximately $3.3 million during the first nine months of fiscal year 2001 compared to the same period in 2000. This increase is principally due to a net gain on the sale of excess cemetery property during fiscal year 2001.

        As of July 31, 2001, the Company's outstanding borrowings totaled $850.6 million including $3.7 million related to outstanding foreign debt which is included in the liabilities associated with assets held for sale line item in the July 31, 2001 balance sheet. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 74 percent was fixed-rate debt, with the remaining 26 percent subject to short-term variable interest rates averaging approximately 6.2 percent. Subsequent to July 31, 2001, the Company sold its Mexican, Australian and New Zealand operations and used the proceeds to reduce its debt. Consequently, as of September 5, 2001, the Company's outstanding debt was $735.6 million.

Liquidity and Capital Resources

        Early in fiscal year 2000, the Company's management resolved to improve cash flow and build cash reserves in order to deleverage the Company's balance sheet. The Company had accumulated $86.1 million in cash, cash equivalent investments and marketable securities as of July 31, 2001. As of September 5, 2001, the Company had reduced debt by $215 million since the beginning of the fiscal year and had cash and marketable securities on hand of about $45 million.

        Although the implementation of SAB No. 101 did not have an impact on the Company's consolidated cash flows, it did have an impact on the components of the operating section of the consolidated statement of cash flows. The following table presents pro forma cash flows from operating activities for the nine months ended July 31, 2001 and 2000 using the same accounting methods and as reported. Cash flows from operating activities for the nine months ended July 31, 2001 are presented as reported after the implementation of SAB No. 101. Cash flows from operating activities for the nine months ended July 31, 2000 are presented as adjusted on a pro forma basis to show the effects of SAB No. 101 and are also presented as reported, not reflecting the implementation of SAB No. 101.
Consolidated Cash Flows from Operating Activities (dollars in thousands)

	Nine Months Ended July 31,
	2001	2000	2000
		(Pro Forma)	(As Reported)
Cash flows from operating activities:
Net earnings (loss)	$(415,927)	$47,559	$56,250
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	269,158	--	--
Extraordinary item - early extinguishment of debt	5,472	--	--
Cumulative effect of change in accounting principles	250,004	--	--
Depreciation and amortization	60,121	58,404	40,608
Provision for doubtful accounts	12,058	16,986	26,092
Net (gains) losses on sales of marketable securities	63	(1,079)	(1,079)
Loss on sale of assets, net	1,324	--	--
Benefit for deferred income taxes	(63,314)	(7,381)	(2,386)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in other receivables	(1,801)	(12,984)	(21,640)
Increase in other deferred charges and intangible assets	(1,457)	(3,493)	(3,493)
(Increase) decrease in inventories and cemetery property	9,281	(4,597)	(4,597)
Increase (decrease) in accounts payable and accrued expenses	2,452	(11,652)	(11,652)
Change in prearranged activity	(8,824)	3,938	(3,782)
Prearranged acquisition costs	(26,343)	(32,275)	--
Increase in merchandise trust, less estimated cost to deliver merchandise	--	--	(20,895)
Decrease in other	(2,762)	(1,965)	(1,965)

Net cash provided by operating activities	$89,505	$51,461	$51,461

        The Company's operations provided cash of $89.5 million for the nine months ended July 31, 2001, compared to $51.5 million for the corresponding period in 2000. The increase in operating cash flow is due to improvements in operations and several working capital changes, including a smaller increase in other receivables due to moderation in the Company's preneed sales and changes in preneed sales terms and conditions.  Additionally, operating cash flow increased due to (1) the sale of $13.5 million in excess undeveloped cemetary property (which impacted net earnings and inventories and cemetery property), and (2) a $7.0 million tax refund (which impacted other receivables).

        The moderation of the Company's preneed activities, the changes in its preneed sales terms and conditions  and $7 million tax refund have impacted other receivables.  During the nine months ended July 31, 2001, the Company has sold  $13.5 million in excess undeveloped cemetery property.  This has impacted inventories and cemetary property.

        The Company's investing activities resulted in a cash outflow of $9.5 million for the nine months ended July 31, 2001, compared to a cash inflow of $19.7 million for the comparable period in 2000. The cash inflow from investing activities in the first nine months of 2000 was a result of converting certain voluntary escrow funds to cash for general operating purposes.

        The Company's financing activities resulted in a cash outflow of $90.5 million for the nine months ended July 31, 2001, compared to a cash outflow of $16.9 million for the comparable period in 2000. This is due principally to repayments of long-term debt of $821.9 million during the nine months ended July 31, 2001, offset by proceeds from long-term debt of $725.0 million from the Company's debt refinancing that took place in the third quarter. Also offsetting this cash outflow was $40.0 million that the Company withdrew from its trust funds in Florida in the first quarter of 2001, whereby the Company substituted a bond to guarantee performance under the related contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

         On June 29, 2001, the Company completed several transactions that refinanced substantially all of its long-term debt. For a discussion of these transactions and additional information about the Company's long-term debt, see Note 9 to the consolidated financial statements included in Item 1.

        The Company is currently pursuing the sale of its foreign operations and believes that it will be able to dispose of all foreign operations at acceptable prices, resulting in cash proceeds within the range of $200.0 million to $250.0 million, including tax benefits. The Company expects these sales to be completed before the end of 2002. In accordance with this plan, subsequent to July 31, 2001, the Company completed the sale of its Mexican and Australasian operations and received about half of the $200.0 to $250.0 million in proceeds it expects to receive from the sale of all of its foreign operations. For additional information, see Notes 8 and 11 to the consolidated financial statements included in Item 1.

        Additionally, the Company has suspended its acquisition activity, restructured and moderated its preneed sales activities, limited spending on internal growth initiatives and suspended the payment of quarterly dividends on Class A and Class B common stock. Further, the Company continues to control capital expenditures at the corporate level and utilize third party at-need financing.

         Long-term debt, including $3.7 million of debt associated with assets held for sale, at July 31, 2001 decreased to $850.6 million compared to $950.5 million at October 31, 2000. The following table reflects future scheduled principal payments or maturities of the Company's long-term debt (in millions) as of July 31, 2001:

Year Ending October 31,	Asset Sale Term Loan	Revolving Credit Facility	Term Loan B	Senior Subordinated Notes	6.7% Public Notes	6.4% Public Notes (ROARS)	Other, Principally Seller Financing of Acquired Operations	Total
2001	$ --	$ --	$ .6	$ --	$ --	$ --	$ 1.1	$ 1.7
2002	--	--	2.5	--	--	--	4.6	7.1
2003	75.0 (1)	--	5.6	--	--	99.9 (3)	4.6	185.1
2004	--	--	17.5	--	.1	--	4.9	22.5
2005	--	50.0 (2)	82.5	--	--	--	2.0	134.5
Thereafter	--	--	191.3	300.0	--	--	6.1	497.4

Subtotal	$ 75.0	$ 50.0	$ 300.0	$ 300.0	$ .1	$ 99.9	$ 23.3	848.3

Unamortized option premium relating to Remarketable Or Redeemable Securities ("ROARS")								2.3

Total long-term debt								850.6
less debt associated with assets held for sale								(3.7)

Long-term debt on the Company's consolidated balance sheets								$ 846.9

(1)	The Company extinguished the Asset Sale Term Loan in August of 2001 with proceeds from the sale of its Mexican operations.
(2)	The Company reduced the revolving credit facility to $10.0 million as of September 7, 2001 with cash on hand and cash received from the sale of its Australian and New Zealand operations.
(3)	The Company could be required to redeem the ROARS on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time. If remarketed, new notes will be issued with a maturity date of May 1, 2013 and the coupon rate for the remaining term will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company's then current credit spread.

The Company's ratio of earnings to fixed charges was as follows for the years and period indicated:
					Nine months ended July 31,

Years ended October 31,

1996	1997	1998	1999	2000	2001

3.98	3.65 (1)	2.38 (2)	3.43 (1)	2.57	(3.16)(3) (4)

_____________________

(1)	Excludes the cumulative effect of change in accounting principles.
(2)

Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company's ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(3)	Excludes extraordinary item and cumulative effect of change in accounting principles.
(4)

Pretax earnings for the nine months ended July 31, 2001 include a nonrecurring, noncash charge of $269.2 million in connection with the writedowns of assets held for sale and other charges. As a result of this charge, the Company's earnings through the nine months ended July 31, 2001 were insufficient to cover its fixed charges, and an additional $199.4 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the Company's ratio of earnings to fixed charges for the nine months ended July 31, 2001 would have been 2.46.

        For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of gross interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the nine months ended July 31, 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; fiscal years 1998 and 1997 reflect the 1997 change in accounting principles; fiscal year 1996 reflects the Company's previous accounting methods which were in effect at that time.

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

        As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company began to develop strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal years 2000 and 2001, the Company has focused on liquidity, leverage and cash flow. As a result, the Company's acquisition activity has ceased, and the Company has no pending acquisitions. The Company's expectations for fiscal year 2001 and beyond include no acquisitions.

        The Company's current strategy focuses on achieving internal growth from existing operations and from new initiatives. For example, during fiscal year 2000 and the nine months ended July 31, 2001, the Company began to implement programs based on the results of its comprehensive study of consumer preferences. The Company has begun to offer more personalized services and products and has enhanced its funeral arranger training. The Company has also created a Sales and Marketing Division to strengthen sales effectiveness and create consistency in marketing, sales and training.

        During fiscal year 2000 and the first nine months of 2001, the Company opened four new funeral homes in an operating partnership with the Los Angeles Archdiocese. The construction of a fifth funeral home has been completed. The operating partnership enables the Company to build a total of nine funeral homes on cemetery land owned by the Archdiocese. The number of families serviced by the Archdiocese funeral homes thus far has exceeded management's expectations.

        Although the Company has no material commitments for capital expenditures in fiscal year 2001 (other than approximately $7.0 million related to construction of the Archdiocese of Los Angeles funeral homes), the Company contemplates capital expenditures of no more than $28.0 million for the fiscal year ending October 31, 2001. This includes $10.0 million in new growth initiatives (including the construction of the Archdiocese of Los Angeles funeral homes) and approximately $18.0 million for maintenance capital expenditures.

Inflation

         Inflation has not had a significant impact on the Company's operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

         (a) SAB No. 101

        In March of 2001, the Company reached a final resolution on discussions with the Securities and Exchange Commission on SAB No. 101 - "Revenue Recognition in Financial Statements" as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first fiscal quarter of 2001. See Note 2 to the consolidated financial statements in Item 1 for further discussion of SAB No. 101 and its impact on the Company's financial condition and results of operations.

        (b) Statements Issued but not yet Implemented

        For a discussion of these accounting standards, see Note 2 to the consolidated financial statements in Item 1.

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

Interest

         The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 11 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and Note 9 to the consolidated financial statements in Item 1.

        As of July 31, 2001 and October 31, 2000, the carrying values of the Company's long-term, fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $430.0 million and $433.9 million, respectively, compared to fair values of $443.3 million and $305.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 90 basis points and 265 basis points for July 31, 2001 and October 31, 2000, respectively, would result in changes of approximately $15.9 million and $13.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

        In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million. This agreement, which became effective March 4, 1999, effectively converted $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap based on quoted market prices was $(1.8) million and $4.7 million as of July 31, 2001 and October 31, 2000, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $1.5 million and $2.8 million in the fair value of this instrument as of July 31, 2001 and October 31, 2000, respectively.

        The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

        As of July 31, 2001 and October 31, 2000, money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trust funds, and in perpetual care trust funds, had fair values of $290.6 million and $351.0 million, respectively. Under the Company's current accounting methods adopted in fiscal year 2001, a change in the average interest rate earned by the Company's prearranged funeral and cemetery merchandise and services trust funds would not result in a change in the Company's current pre-tax earnings. As such, as of July 31, 2001 and October 31, 2000, $93.5 million and $79.2 million, respectively, of these short-term investments, which includes amounts in the perpetual care trust funds and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 70 basis points for July 31, 2001 and October 31, 2000, would result in changes of approximately $655,000 and $555,000, respectively, in the Company's pre-tax earnings.

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

Item 2. Changes in Securities and Use of Proceeds

         In connection with the refinancing transactions described in Note 9 to the consolidated financial statements included in Item 1, the Company entered into a Second Supplemental Indenture dated as of June 29, 2001 relating to the Company's 6.70% Notes Due 2003 and its 6.41% Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing Date May 1, 2003). The Second Supplemental Indenture has the effect of securing these notes equally and ratably with the Company's new $550 million senior secured credit facility. In addition, as approved by the holders of the ROARS, the Second Supplemental Indenture deleted Section 3.7 of the First Supplemental Indenture relating to the ROARS, which provided that, as long as the Remarketing Agreement was in effect, the Company could not acquire any of the ROARS prior to the Remarketing Date, as defined therein.

Item 5. Other Information

Forward-Looking Statements

        Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) proposed changes in accounting for goodwill and the potential effects thereof, (2) the Company's plan to sell its foreign operations and certain funeral home assets and excess cemetery property, and potential effects thereof, (3) anticipated future performance of the Company's preneed sales program and anticipated future performance of funds held in trust.

        Management's current goal is to increase the Company's average revenue per funeral service performed at least 2 to 3 percent annually. The Company expects domestic cemetery sales for the fourth fiscal quarter of 2001 to approximate those for the third fiscal quarter. Fiscal year 2001 goals also include spending $10 million on internal growth initiatives. The current tax rate is 36.5 percent, although the Company expects the tax rate to approach 40.0 percent as it sells its foreign operations which have a lower effective tax rate.

        Through the nine months ended July 31, 2001, the Company had exceeded its goal for cash flow from operations for the full fiscal year of 2001 of $65 million. The Company now expects to generate between $100 to $110 million in cash flow from operations for fiscal year 2001. The Company believes that its operating cash flow will not be materially affected by the sale of its foreign operations.

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

        Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust and the terms of the particular contract (such as the size of the down payment required and the length of the contract). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." In fiscal year 2000, the Company changed the terms and conditions of preneed sales contracts and commissions and moderated its preneed sales effort in order to reduce the initial negative impact on cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Three Months Ended July 31, 2001, Compared to Three Months Ended July 31, 2000 -- Cemetery Segment." Nevertheless, the Company will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced, and the Company's ability to service debt could be adversely affected.

Price competition could reduce market share or cause the Company to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

        The Company's funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. The Company has historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, the Company has had to reduce prices and thereby profit margins in order to retain or recapture market share. In addition, because of competition from these types of competitors in some key markets, in fiscal year 1999 the Company lowered its goals for increases in average revenue per funeral service performed in the future. Increased price competition in the future could further reduce revenues, profit margins and the backlog.

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

        The Company's foreign operations are subject to risks inherent in doing business in foreign countries. For fiscal year 2000 (pro forma for SAB No. 101), approximately 20 percent of total revenues and 16 percent of total EBITDA were attributable to foreign operations. The Company defines EBITDA as earnings before the cumulative effect of the change in accounting principles and before gross interest expense, taxes, depreciation and amortization. The Company's consolidated EBITDA for fiscal year 2000 was $229.4 million (pro forma to reflect the changes resulting from its implementation of SAB No. 101). Risks associated with operating internationally include political, social and economic instability, increased operating costs, expropriation and complex and changing government regulations, all of which are beyond the Company's control. To the extent the Company makes investments in foreign assets or receives revenues in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.

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

        The Company's traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremation will represent approximately 36 percent of the United States burial market by the year 2010, compared to 25 percent in 1999. The trend toward cremations could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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
4.1

See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2

Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3

Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company's Form S-4 dated August 14, 2001)
4.5

Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company's Form S-4 dated August 14, 2001)

4.6

Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A dated November 3, 1999)

4.7

Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 29, 2001)

Management Contracts and Compensatory Plans or Arrangements

10.1	Amendment No. 2 to Employment Agreement and Amendment No. 2 to Change of Control Agreement dated July 17, 2001, between the Company and Everett N. Kendrick
10.2	Amendment No. 2 to Employee Agreement and Amendment No. 2 to Change of Control Agreement dated July 17, 2001, between the Company and Randall L. Stricklin
10.3	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives

12	Calculation of Ratio of Earnings to Fixed Charges
(b)	Reports on Form 8-K

The Company filed a Form 8-K dated May 15, 2001, reporting under "Item 5. Other Events," the announcement of a cash tender offer for a portion of its debt securities.

The Company filed a Form 8-K dated June 4, 2001, reporting under "Item 5. Other Events," the definitive agreement for the sale of its Mexican operations.

The Company filed a Form 8-K dated June 5, 2001, reporting under "Item 5. Other Events," the earnings release for the quarter ended April 30, 2001 and plans for debt refinancing and asset sales.

The Company filed a Form 8-K dated June 13, 2001, reporting under "Item 5. Other Events," the announcement to extend the expiration date of its cash tender offer for a portion of its senior debt securities.

The Company filed a Form 8-K dated June 21, 2001, reporting under "Item 5. Other Events," the announcement that it has priced $300 million principal amount of senior subordinated notes due 2008.

The Company filed a Form 8-K dated June 29, 2001, reporting under "Item 5. Other Events," the completion of its refinancing plan.

The Company filed a Form 8-K dated June 29, 2001, reporting under "Item 5. Other Events," the filing of the Credit Agreement and Second Supplemental Indenture, dated June 29, 2001.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 14, 2001	/s/ KENNETH C. BUDDE Kenneth C. Budde Executive Vice President Chief Financial Officer

September 14, 2001	/s/ MICHAEL G. HYMEL Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer