Form 10-K
period 2001-10-31
STEWART ENTERPRISES INC
filed 2002-01-25
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2001
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

Registrant’s telephone number, including area code: (504) 837-5880

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Class A Common Stock, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of January 16, 2002, was approximately $546,000,000.

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 16, 2002, was 104,136,153 and 3,555,020, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement in connection with the 2002 annual meeting of shareholders are incorporated in Part III of this Report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4(a). Executive Officers of the Registrant
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Item 14(a)(3) Exhibits
SIGNATURES
EX-10.4 Employment Agrmt-William Rowe
EX-10.6 Change of Control Agrmt-William Rowe
EX-10.12 Termination Agrmt-Ronald Patron
EX-10.13 Employment Agrmt-Brian Marlowe
EX-10.15 Change of Control Agrmt-Brian Marlowe
EX-10.18 Employment Agrmt-Kenneth Budde
EX-10.20 Change of Control Agrmt-Kenneth Budde
EX-10.23 Employment Agrmt-Lawrence Hawkins
EX-10.25 Change of Control Agrmt-Lawrence Hawkins
EX-10.28 Employment Agrmt-Brent Heffron
EX-10.30 Change of Control Agrmt-Brent Heffron
EX-10.35 Employment Agrmt-Randall Stricklin
EX-10.37 Change of Control Agrmt-Randall Stricklin
EX-10.40 Employment Agrmt-Kenneth Stephens Jr
EX-10.42 Change of Control Agrmt-Kenneth Stephens
EX-10.45 Employment Agrmt-Michael Crane
EX-10.46 Change of Control Agrmt-Michael Crane
EX-10.47 Employment Agrmt-Everett Kendrick
EX-10.49 Change of Control Agrmt-Everett Kendrick
EX-10.54 Amendment to Employees' Retirement Trust
EX-10.61 Stock Option Agrmt-1995 Incentive Plan
EX-10.62 Stock Option Agrmt-2000 Incentive Plan
EX-12 Calculation of Ratio of Earnings to Charges
EX-21 Subsidiaries of the Company
EX-23 Consent of PricewaterhouseCoopers LLP

Cautionary Note

     This Annual Report of Stewart Enterprises, Inc. (the “Company”) on Form 10-K contains forward-looking statements in which the Company’s management discusses factors it believes may affect the Company’s performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, earnings per share, cash flow, capital expenditures, acquisition expenditures, internal growth initiatives, gross profit margin, debt levels, asset sales and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause the Company’s actual results in the future to differ materially from expectations or projections in forward-looking statements include those described under the heading “Cautionary Statements” in Item 7. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

Item 1. Business

General

     Founded in 1910, the Company is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company provides a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2001, domestic operations included 319 funeral homes and 151 cemeteries in 30 states within the United States and Puerto Rico, and foreign operations included 197 funeral homes and 8 cemeteries in five foreign countries.

     During fiscal year 2001, the Company focused on restructuring and reducing its debt, pursuing the sale of its foreign operations, improving cash flow and operating its core businesses. On June 29, 2001, the Company completed the refinancing of substantially all of its long-term debt, significantly extending its long-term debt maturities. In addition, during fiscal year 2001, the Company decided to pursue the sale of all of its foreign operations. As of October 31, 2001, the Company had completed the sale of all of its foreign operations other than those in Southern Europe (France, Spain and Portugal), Canada and Argentina. The Company also sold some domestic assets, primarily excess cemetery property and funeral home real estate. The Company used the proceeds from these transactions, along with free cash flow, to reduce debt from $950.5 million at fiscal year-end 2000 to $690.9 million as of October 31, 2001. Subsequent to October 31, 2001, the Company signed a binding contract for the sale of its operations in Southern Europe and will use the net proceeds from the sale to reduce its debt. Also during fiscal year 2001, the Company implemented the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements.” SAB No. 101 was directed to companies in all industries but had the effect of standardizing accounting for preneed sales for the death care industry and, the Company believes, better matches revenue recognition and cash receipts. During fiscal year 2002, the Company plans to continue its focus on debt reduction and to position itself for business expansion in fiscal year 2003.

     For fiscal year 2001, funeral operations accounted for approximately 62 percent of the Company’s total revenues, and cemetery operations accounted for the remaining 38 percent. The Company’s funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. Its cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.

     The Company believes that it operates one or more of the premier death care facilities in each of its principal markets. Its funeral homes and cemeteries in the United States are located primarily in the Southern, Western, Mid-Atlantic, and Mid-Western states, generally in large metropolitan areas such as Miami, Orlando, Tampa and St. Petersburg, Florida; Dallas, Fort Worth and Houston, Texas; Los Angeles, San Diego and San Francisco, California; New Orleans, Louisiana; Baltimore, Maryland and the District of Columbia. According to the United States Bureau of the Census, many of these areas have a large population over age 65, which represents a principal target market for the Company’s preneed sales program as well as at-need sales. The Company believes that it is an industry leader in marketing preneed cemetery property and preneed funeral and cemetery merchandise and services, and it considers preneed sales to be an integral part of its long-term business strategy.

     Cemetery operations account for a significantly larger percentage of the Company’s total revenues than those of its three largest competitors. The Company emphasizes cemetery operations because it believes cemeteries provide the best foundation for securing long-term market share in its industry. The sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery. The Company’s relationships with its cemetery property customers allow it to more easily offer related products and services, such as cemetery merchandise or a funeral service at one of its funeral homes located on the cemetery grounds or nearby.

     The Company has been focused on creating combination operations by building new funeral homes on existing cemetery property and operating the facilities together. Combination operations help to increase market share by allowing it to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a preneed basis. Approximately 47 percent of its cemeteries have a funeral home onsite that the Company operates in conjunction with the cemetery. In addition to its combination operations, another approximately 39 percent of the Company’s cemeteries are located within the same market as, and operated in conjunction with, one of its funeral homes. The Company frequently organizes its operating units in “clusters,” which are integrated groups of funeral homes and cemeteries that allow the Company to cost-effectively pool assets, personnel and services and to generate higher margins.

     The Company’s business was founded by the Stewart family in 1910, and the Company was incorporated as a Louisiana corporation in 1970. The Company’s principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and its telephone number is 504-837-5880.

The Death Care Industry

     Highly fragmented industry. Death care businesses in the United States have traditionally been relatively small, family-owned enterprises that have passed through successive generations within the family. The last decade witnessed a trend of family-owned firms consolidating with larger organizations such as the Company. However, this trend slowed in 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices.

     During the first quarter of 1999, Service Corporation International, one of the Company’s primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group, Inc., now reorganized as Alderwoods Group, Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of the Company’s competitors for acquisitions, merged with Service Corporation International.

     Throughout fiscal year 1999, the Company continually reduced its target acquisition multiples. In the third quarter of fiscal year 1999, the Company’s acquisition activity began to decrease substantially from prior quarters as many potential sellers were not willing to sell their businesses at the lower prices.

     As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company developed strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal year 2000 and 2001, the Company focused on liquidity, leverage and cash flow. Additional information can be found below under the heading “Business Strategy — Focus On Improving Cash Flow.”

     Currently, acquisition activity remains dormant, and the Company continues to focus on reducing debt. However, in fiscal year 2002 the Company expects to position itself for potential acquisitions in 2003. The Company’s current strategies are described below in the section entitled “Business Strategy.”

     The industry continues to be characterized by a large number of locally-owned, independent operations. More than 85 percent of the approximately 22,000 funeral homes and 10,500 cemeteries in the United States are independently owned.

     Continuing need for products and services; increasing number of deaths. There is an inevitable need for the products and services the industry offers. In addition, the number of deaths in the United States is expected to increase at a steady, moderate pace. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2000 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.1 million in 2000 to 97.1 million in 2010. The Company believes the aging of the population is particularly important because it expands the Company’s target market for preneed sales, as older persons, especially those over 50, are most likely to make preneed funeral and cemetery arrangements.

     Importance of tradition; barriers to entry. The Company believes it is difficult for new competitors to enter existing markets successfully by opening new cemeteries and funeral homes. Entry into the cemetery market can be difficult due to several factors. Families tend to return to the same cemetery for generations to bury their family members making it difficult for new cemeteries to attract families. Additionally, mature markets, including many of the metropolitan areas where its cemeteries are located, are often already served by an adequate number of cemeteries, and land for new cemetery development is scarce. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Finally, development of a new cemetery requires a significant capital investment that usually takes several years to produce a return. Entry into the funeral home market can be difficult for many of the same reasons. Families tend to choose a funeral home because it previously served their family, and because of the funeral home’s reputation, which must be developed over time, although families are often willing to move from a stand-alone funeral home to a newer one developed on the grounds of their preferred cemetery.

     Growing demand for cremation. Consumer preferences in the death care industry tend to change slowly. One significant trend in the United States is an increase in the preference for cremations. Industry research indicates that the percentage of cremations has steadily increased and that cremations will represent approximately 40 percent of the United States market by the year 2010, compared to 25 percent in 1999. Although the percentage represented by cremations is expected to grow, the Company believes this growth will come primarily from the expected growth in the number of deaths over time, and that the number of traditional funerals performed each year should remain relatively constant. Because cremations have typically included few, if any, additional products or services for the family beyond the cremation itself, the trend towards cremation has been a concern to traditional funeral home and cemetery operators. However, industry research has shown that the consumer chooses cremation frequently for reasons other than cost, and the Company believes this increasing consumer interest in cremation will provide it with an opportunity to better serve families by offering an array of additional products and services.

Competitive Strengths

     Leading market positions. The Company is the third largest provider of funeral and cemetery products and services in the United States and has been in business for more than 90 years. In addition, the Company believes that it operates one or more of the premier death care facilities in each of its principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In its view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a variety of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. For example, while funeral homes and cemeteries in the United States perform an average of approximately 100 funerals and 165 burials per year, the Company’s facilities perform an average of approximately 250 funerals and 375 burials per year. In addition, more than 40 percent of its domestic properties are located in California, Florida and Texas, which are three of the four states with the highest population over age 65, an age group that represents a large portion of the Company’s target market.

     Strong cemetery operations. The Company’s cemetery operations account for approximately 38 percent of its total revenues, which is a significantly larger percentage than any of its three largest competitors. The Company believes this is a competitive advantage because families generally return to the same cemetery for generations to bury their family members. Cemetery property often becomes an important part of a family’s heritage, and family members who move away will often return to their home cemetery to be buried. The Company builds on its relationships with its cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise or a funeral service at one of its funeral homes located on the cemetery grounds or nearby. Approximately 40 percent of its total cemetery acreage is available for future development.

     Emphasis on combination operations. Approximately 47 percent of the Company’s cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which the Company refers to as a combination operation. This is a significantly higher percentage of combination operations than any of its three largest competitors. The Company believes combination operations are a competitive advantage because they offer families the convenience of complete death care services at a single location. Its experience demonstrates that a family planning a burial in its cemetery often views its onsite funeral home as a more desirable location for a funeral service than an unaffiliated offsite funeral home. Thus, the funeral home’s call volume benefits from the heritage of the cemetery, and, over time, the cemetery’s activity increases as well. In addition, combination operations enhance the Company’s purchasing power, enable it to employ more sophisticated management systems and allow it to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, its combination operations usually generate higher operating margins compared to its stand-alone funeral homes and cemeteries. In addition to its combination operations, approximately 39 percent of the Company’s cemeteries are located within the same market as, and operated in conjunction with, one or more of its funeral homes.

     Expertise in preneed sales; strong backlog. The Company believes that it is distinguished from its competitors by its strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. The Company markets these properties, services and products domestically through its full-time staff of approximately 1,300 sales counselors. Its expertise in preneed sales has historically developed out of, and now complements, its strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. The Company builds on its relationships with its preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise or funeral services. Its focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flow than other types of preneed sales. The Company estimates that as of October 31, 2001, the future value of its domestic preneed backlog (including earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case at assumed rates) represented approximately $2.2 billion to $2.3 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     Experienced management. The Company has an experienced management team, many of whom owned and operated their own funeral homes and cemeteries and joined the Company when it acquired their businesses. Its 10 top executives have an average of 29 years of experience in the death care industry and have been with the Company for an average of 16 years.

Business Strategy

     The Company’s business strategy is to improve and expand its operations internally and to strengthen its financial performance by improving cash flow and profitability and deleveraging its balance sheet. Key elements of its business strategy are as follows:

     Maintain backlog through preneed marketing. The Company considers maintaining its backlog through preneed marketing to be an integral part of its long-term business strategy. Its primary objective is to moderate preneed sales levels to balance its cash investment while maintaining a sustainable and predictable level of growth in its backlog. The aging of the population represents a significant opportunity for the Company to expand its customer base through preneed marketing as older customers, especially those over 50 years old, are most likely to make these purchases.

     Develop additional combination operations. The Company creates combination operations by (1) building funeral homes on cemetery properties that it owns and (2) entering into operating partnerships with third parties in which the Company constructs, owns and operates a funeral home and/or mausoleum on the grounds of a cemetery owned by the third party. Partnerships allow the Company to enjoy the benefits of operating a funeral home in a combination operation, without the capital investment of purchasing the cemetery. The Company’s partner benefits from being better able to compete with other cemeteries or combination operations in its market, increase cemetery revenues and provide a better service to its parishioners or other constituencies. In 1997, the Company entered into an operating partnership with the Archdiocese of Los Angeles to construct and operate funeral homes at the site of nine cemeteries owned and operated by the Archdiocese. As of October 31, 2001, five of these funeral homes had been completed. Over the last 50 years, through its mausoleum construction business, the Company has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. The Company plans to pursue more of these partnerships with the Catholic Church, other faith-based organizations and non-profit entities.

     Increase enhanced cremation products and services. In fiscal year 2001, 38 percent of the funeral services the Company performed in the United States and Puerto Rico were cremations, compared to 36 percent in fiscal year 2000. The cremation rate in the United States has been increasing and by the year 2010 cremations are expected to represent 40 percent of the United States burial market, according to industry estimates. The Company has been addressing this trend by providing enhanced cremation products and services at all of its funeral homes. An enhanced cremation may include a memorial service, an urn and a niche in a mausoleum or columbarium in which to place the remains. The Company is also responding to the growing preference for cremations with its alternative service firm strategy. The Company currently operates 30 alternative service locations, which primarily offer value-priced cremation services and are located principally in California, Oregon and Nevada, states with among the highest cremation rates in the United States. Although these locations do not offer the lowest-cost basic cremations in their markets, the costs to the family for death care arrangements at these locations are typically less than at a traditional funeral home. These locations are generally leased, have lower overhead than traditional funeral homes and generate higher operating margins than traditional funeral homes, although the average revenue per service is lower. Additionally, the Company has found that families value personalized services and products such as a personalized memorial service designed to reflect the special interests or hobbies of the consumer. The Company is training its funeral arrangers to offer and arrange these new personalized options.

     Reduce debt through asset sales. The Company has actively pursued the sale of its foreign assets and, as of October 31, 2001, had sold all of its foreign operations except those in Southern Europe (France, Spain and Portugal), Canada and Argentina. The Company has used the proceeds from these sales, along with free cash flow and approximately $21 million in proceeds from the sale of other domestic assets, primarily excess cemetery property and funeral home real estate, to reduce debt by more than $250 million during fiscal year 2001 to approximately $691 million as of October 31, 2001, excluding approximately $3 million of debt associated with assets held for sale. The Company’s goal is to reduce its debt to approximately $500 million and to achieve a debt to domestic earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of approximately 2.5 times by the second quarter of 2003. The Company plans to achieve this goal by further reducing debt in an amount of approximately $140 million to $150 million with the estimated proceeds from the sale of operations in Southern Europe (France, Spain and Portugal), Canada and Argentina, plus future tax benefits associated with closed and prospective sales and with an additional amount of approximately $50 million to $55 million per year in free cash flow. Subsequent to October 31, 2001, the Company signed a binding contract for the sale of its operations in Southern Europe and will use the net proceeds from the sale to reduce its debt.

     Focus on improving cash flow. The Company plans to continue to improve its cash flow through a number of revenue enhancements, cost controls and continued moderation in its preneed sales activities. In fiscal year 2000, the Company restructured its preneed sales program to focus on increasing cash flow. For example, the Company increased finance charges, required larger down payments and shortened installment payment terms, and it decreased the overall level of preneed sales activities. The Company is also increasing cash flow and reducing its credit risk by encouraging families purchasing at-need merchandise and services to pay at the time of delivery or to use a third-party financing program the Company developed. In the past, the Company typically financed credit sales internally on a short-term basis. The Company also plans to continue its suspension of its dividend and to limit capital expenditures. The Company plans to continue to seek to reduce its costs by, among other things, obtaining volume discounts from suppliers, leveraging its operating costs through clustering and combination operations, and identifying facilities with overlapping market share and consolidating them as appropriate. As part of these efforts, the Company is incentivizing local managers to decrease costs by tying their compensation more closely to the profitability of the locations they manage. This strategy contributed to its increased cemetery margins for fiscal year 2001.

     Position for growth. In fiscal year 2002, the Company plans to position itself for business expansion in fiscal year 2003. The Company plans to explore several growth opportunities which will be funded with future free cash flow, including additional combination funeral homes, operating partnerships, alternative service firms and other freestanding funeral home businesses. In addition, the Company believes that, once its debt target of $500 million is achieved, it will be in a position to consider purchasing high-quality firms with free cash flow.

Operations

     General. The Company believes that it operates one or more of the premier death care facilities in each of its principal markets. In its view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a variety of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion.

     The Company operates most of its funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of caskets and other merchandise and, most significantly, personnel, including its prearrangement sales force; thus, the Company is able to decrease its costs and expand its marketing and sales efforts at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management of their operations.

     Funeral operations. Funeral operations accounted for approximately 62 percent of the Company’s revenues for fiscal year 2001. Its funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Its services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of its funeral homes offer cremation products and services. Most of its funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2001, the Company operated 516 funeral homes.

     Cemetery operations. Cemetery operations accounted for approximately 38 percent of the Company’s revenues for fiscal year 2001. Its cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, along with the sale of burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. The Company also maintains cemetery grounds under perpetual care contracts and local laws. As of October 31, 2001, the Company owned and operated 159 cemeteries.

     Combination funeral home and cemetery operations. Approximately 47 percent of the Company’s cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which is a higher percentage of combination operations than any of its three largest competitors. Many of these facilities are in its key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and Los Angeles and San Diego, California.

     Combination operations help to increase market share by allowing the Company to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a preneed basis. Its experience demonstrates that a family planning a burial in the Company’s cemetery often views its associated funeral home as a more desirable location for a funeral service than an unaffiliated offsite funeral home. Thus, the funeral home’s sales benefit from the heritage of the cemetery, and, over time, the cemetery’s activity increases as well. In addition, combination operations enhance the Company’s purchasing power, enable it to employ more sophisticated management systems and allow it to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. Although it generally takes several years before a newly constructed funeral home becomes profitable, the Company’s experience with combination operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

     The Company has developed two primary internal growth strategies that employ the use of combination operations. One strategy is to create combination operations by constructing funeral homes on the grounds of its cemeteries. Another strategy is to enter into operating partnerships in which the Company constructs funeral homes on the grounds of unaffiliated cemeteries, which allows the Company to enjoy many of the benefits of a combination operation without the capital investment of purchasing the cemetery. The Company’s partners benefit by being better able to compete with other cemeteries or combination operations in its market, by increased cemetery revenues, and by providing a better service to its parishioners or other constituencies.

     Through an operating partnership with the Catholic Archdiocese of New Orleans, the Company constructed a mausoleum for the Catholic Church on the grounds of its combination operation in New Orleans in fiscal year 1987. The Company owns the mausoleum and manages the sales relating to the mausoleum for the Church. Additionally, through an operating partnership with the Firemen’s Charitable and Benevolent Association, a non-profit organization, in fiscal year 1994 the Company constructed a funeral home and mausoleum on the grounds of a cemetery owned by a third party in New Orleans. The Company owns and operates the funeral home in combination with the cemetery and manages sales for the mausoleum. In 1997, the Company entered into an agreement with the Archdiocese of Los Angeles to construct and operate funeral homes on land the Company leases from the Archdiocese at the site of nine cemeteries owned and operated by the Archdiocese. As of October 31, 2001, five of these funeral homes have been completed.

     Over the last 50 years, through its mausoleum construction business, the Company has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. The Company plans to pursue more of these partnerships with the Catholic Church, other faith-based organizations and non-profit entities. The Company also plans to develop additional combination operations on its own cemetery properties.

     Cremation. In fiscal year 2001, 38 percent of the funeral services the Company performed in the United States and Puerto Rico were cremations. The cremation rate in the United States has been increasing, and by the year 2010 cremations are expected to represent 40 percent of the United States burial market according to industry estimates. The Company has been addressing this trend by providing enhanced cremation products and services at all of its funeral homes, including funeral services and memorialization for families choosing cremation. An enhanced cremation may include a memorial service, an urn and a niche in a mausoleum or columbarium in which to place the remains.

     The Company is also addressing this trend through its alternative services firm strategy. Its alternative services locations offer an alternative to customers who are not interested in making arrangements at a traditional funeral home. These locations primarily offer value-priced cremation services and are located principally in California, Oregon and Nevada, states with among the highest cremation rates in the United States. Although these locations do not offer the lowest-cost basic cremations in their markets, the costs to the family for death care arrangements at these locations are typically less than at a traditional funeral home. These locations are generally leased, have lower overhead than traditional funeral homes and generate higher operating margins than traditional funeral homes, although the average revenue per service is lower.

     During fiscal year 1997, the Company acquired Sentinel Cremation Societies, Inc. of California which operated thirteen service centers offering cremations and related products and services. Members in the cremation society pay a small membership fee and indicate their wish to be cremated. During fiscal year 1998, the Company acquired Desert Memorial Cremation and Burial Society in Las Vegas, Nevada. During fiscal years 2000 and 2001, the Company opened several additional alternative service firms in the western United States. The Company currently operates 30 alternative service locations.

     Preneed arrangements. The Company markets death care products and services domestically on a preneed basis through a full-time staff of approximately 1,300 commissioned sales counselors. Preneed plans enable families to specify in advance and prepay for funeral and cemetery arrangements. The cost of products and services is set at prices prevailing at the time the agreement is signed rather than when the products and services are delivered. Preneed plans also spare families the emotional strain of making death care decisions at the time of need.

     The Company estimates that as of October 31, 2001, the future value of its domestic preneed backlog (including earnings on funds held in trust and build-up in the face value of insurance contracts, in each case at assumed rates) represented approximately $2.2 billion to $2.3 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     Trust funds and escrow accounts. The Company maintains three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. For further discussion of these trust funds and escrow accounts, see Notes 5, 6, and 7 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of October 31, 2001, excluding assets held for sale, its preneed funeral merchandise and services trust funds and escrow accounts totaled approximately $439.2 million, its preneed cemetery merchandise and services trust funds and escrow accounts totaled approximately $180.3 million, and its perpetual care trust funds totaled approximately $195.0 million.

     The Company believes that balances in its trust funds and escrow accounts, along with insurance proceeds and installment payments due under contracts, will be sufficient to cover its estimated cost of providing the related preneed services and products in the future.

     Generally, the Company’s wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment adviser on the Company’s investment portfolio and its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. ITI provides investment advisory services exclusively to the Company. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

     As of October 31, 2001, ITI had approximately $947.2 million in assets under management. Lawrence B. Hawkins, an executive officer of the Company and a professional investment manager, serves as President of ITI. ITI operates with the assistance of third-party professional financial consultants pursuant to a formal investment policy established by the Investment Committee of the Company’s Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.

     Management. The Company has an experienced management team, many of whom joined it through acquisitions. Its management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. The Company provides business support services primarily through its Shared Services Center, which opened in 1997 and provides centralized and standardized accounting, management reporting, payroll, contract processing, accounts receivable collection and other services for all of its domestic facilities, including those in Puerto Rico.

     Currently, the Company is divided into four operating divisions in North America, each of which is managed by a division president and chief financial officer. These divisions are further divided into regions, each of which is managed by a regional chief operating officer. Its remaining operation in Argentina is not considered a separate operating division but is managed by a local executive who reports to the Company’s executive officers. The Company also has a Corporate Division, which manages its corporate services, accounting and financial operations and strategic planning. Early in fiscal year 2000, the Company formed a Sales and Marketing Division to centralize responsibility for sales teams and to allow for more comprehensive training and sharing of information. From time to time, the Company may increase, reduce or realign its divisions and regions.

     Foreign operations. In fiscal year 2001, the Company began to sell its foreign operations as part of its strategy to reduce debt and focus on its core businesses. During fiscal year 2001, the Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations comprised of 94 funeral homes and 2 cemeteries. As of October 31, 2001, the Company owned and operated a total of 197 funeral homes and 8 cemeteries in Argentina, Canada, France, Portugal, and Spain; however, it signed a binding contract for the sale of its operations in Southern Europe (France, Portugal and Spain) subsequent to October 31, 2001 and expects to sell the remaining businesses in Argentina and Canada by the end of 2002. For fiscal year 2001, the Company’s revenues from foreign operations were $115.4 million, or 17 percent of its total revenues; its gross profit from foreign operations was $16.1 million, or 11 percent of its total gross profit; and its EBITDA from foreign operations was $28.9 million, or 13 percent of its total EBITDA.

     Financial information about industry and geographic segments. For financial information about the Company’s industry and geographic segments, see Note 20 to its consolidated financial statements for fiscal years 2001, 2000 and 1999 included in Item 8.

Competition

     The Company’s funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. The Company also competes with monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of limited services or products. Market share is largely a function of goodwill and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently-located facilities are also important. Because of the significant role of goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sales of preneed funeral services. Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Additional information about the trend towards cremation and the Company’s strategies to address this can be found above under the headings “The Death Care Industry” and “Business Strategy.”

Regulation

     The Company’s funeral home operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the “Funeral Rule”), which went into effect on April 30, 1984, and was revised effective July 19, 1994. The FTC is reviewing the Funeral Rule and has conducted hearings to receive input from industry and consumer groups. At this time, the FTC has not issued any proposed changes to the regulation.

     The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (1) misrepresenting legal, crematory and cemetery requirements; (2) embalming for a fee without permission; (3) requiring the purchase of a casket for direct cremation and (4) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

     The Company’s operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. For example, state laws impose licensing requirements for funeral homes and funeral directors and regulate preneed sales. The Company’s embalming facilities are subject to stringent environmental and health regulations. The Company has a department that monitors compliance and believes that it is in substantial compliance with the Funeral Rule and all such laws and regulations. Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material effect on the Company’s operations and on the death care industry in general. The Company cannot predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on it.

Employees

     The Company and its subsidiaries employ approximately 8,100 persons, and the Company believes that it maintains a good relationship with its employees. Approximately 101 of its employees who are employed by its domestic operations and 338 of its employees who are employed by its foreign operations are represented by labor unions or collective bargaining units.

Item 2. Properties

     As of October 31, 2001, approximately 66 percent of the Company’s 516 funeral home locations were owned by its subsidiaries, and approximately 34 percent were held under operating leases. The leased properties have terms ranging from 1 to 18 years, except for nine leases that expire between 2032 and 2072. Generally, the Company has a right of first refusal and an option to purchase the leased premises. An aggregate of $9.7 million of its term notes are secured by mortgages on some of its funeral homes; these notes were either assumed by the Company upon its acquisition of the property or represent seller financing for the acquired property.

     As of October 31, 2001, the Company owned 159 cemeteries covering a total of approximately 10,763 acres. Approximately 40 percent of the total acreage is available for future development.

     The Company’s corporate headquarters occupy approximately 21,500 square feet of leased office space in a building in suburban New Orleans. In addition, the Company owns a 97,300 square foot building in suburban New Orleans that it uses for its Shared Services Center, Human Resources, Communications, Internal Audit and Information Systems Departments.

     During fiscal year 2001, the Company sold some excess cemetery property and underperforming assets. The Company also pursued the sale of its foreign operations. As of October 31, 2001, the Company had sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands. See the section above entitled “Operations — Foreign Operations.”

Item 3. Legal Proceedings

     The Company and some of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although the Company gives no assurance that this insurance is sufficient to protect it against all contingencies, the Company believes that its insurance protection is reasonable in view of the nature and scope of its operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 4(a). Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company. Each of the following has served the Company in the capacity indicated for more than five years, except as indicated below.

Name	Age	Position
Frank B. Stewart, Jr.	66	Chairman of the Board
William E. Rowe	55	President, Chief Executive Officer and Director(1)
Brian J. Marlowe	55	Executive Vice President, Chief Operating Officer and Director(2)
Kenneth C. Budde	54	Executive Vice President, President—Corporate Division, Chief Financial Officer and Director(3)
Brent F. Heffron	52	Executive Vice President and President—Southern Division(4)
Lawrence B. Hawkins	53	Executive Vice President and President—Investors Trust, Inc.
Michael K. Crane, Sr.	58	Senior Vice President and President—Central Division(5)
G. Kenneth Stephens, Jr.	40	Senior Vice President and President—Eastern Division(6)
Randall L. Stricklin	57	Senior Vice President and President—Western Division(7)
Everett N. Kendrick	60	Senior Vice President and President—Sales and Marketing Division(8)

(1)	Mr. Rowe has served as Chief Executive Officer since November 15, 1999 and as President since November 1, 1994. He was Chief Operating Officer from April 1994 until November 15, 1999.

(2)	Mr. Marlowe became Chief Operating Officer on December 6, 1999 and became a director in December 2001. Prior to that time, he served as Executive Vice President and President of the Company’s Eastern Division since August 1, 1995.

(3)	Mr. Budde has served as President—Corporate Division and Chief Financial Officer since May 1998 and as a director since June 1998. From August 1989 to May 1998, he served as Senior Vice President of Finance, Secretary and Treasurer.

(4)	Mr. Heffron has served as Executive Vice President and President of the Company’s Southern Division since November 1, 1998. From January 1, 1997 to October 31, 1998, he served as Senior Vice President and President of the Company’s Southern Division. From November 1992 to December 1996, he served as President and Chief Operating Officer of the Central Region of the Company’s Eastern Division and Vice President of the Company’s former Mid-Atlantic Division.

(5)	Mr. Crane has served as Senior Vice President and President of the Company’s Central Division since May 11, 2000. Prior to that time, he served as Chief Operating Officer of the Southern Region of the Company’s Central Division since June 15, 1995.

(6)	Mr. Stephens has served as Senior Vice President and President of the Company’s Eastern Division since January 31, 2000. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of the Company’s Eastern Division. From October 21, 1993 to December 31, 1996, he served as the Vice President of Cemetery Operations for the Southern Region of the Company’s Eastern Division.

(7)	Mr. Stricklin has served as Senior Vice President and President of the Company’s Western Division since April 20, 2000. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of the Company’s Western Division. From November 1, 1998 to August 9, 1999, he served as Chief Operating Officer of the Catholic Mortuaries. From February 5, 1997 to October 31, 1998, he served as Vice President of Management Support and Training. Prior to that time, he served as President of his three Stricklin/Snively Mortuaries and Cremation Society of America, which were acquired by the Company in February 1997.

(8)	Mr. Kendrick has served as Senior Vice President and President of the Company’s Sales and Marketing Division since January 31, 2000. From December 1, 1996 to January 30, 2000, he served as Chief Operating Officer of the Northern Region of the Company’s Eastern Division. Prior to that time, he served as Vice President of Sales and Marketing for the Northern Region of the Company’s Eastern Division since January 1993.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

     The Company’s Class A common stock trades on the Nasdaq National Market under the symbol STEI. On January 16, 2002, the closing sale price as reported by the Nasdaq National Market was $6.25. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq National Market. As of January 8, 2002, there were 1,465 record holders of the Company’s Class A common stock. Record holders included persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low

Fiscal Year 2001
Fourth Quarter	$7.99	$4.62
Third Quarter	8.10	5.15
Second Quarter	5.64	3.19
First Quarter	3.47	1.75

Fiscal Year 2000
Fourth Quarter	$3.63	$1.88
Third Quarter	5.31	2.06
Second Quarter	5.94	3.88
First Quarter	6.22	4.03

Dividends

     The Company declared quarterly dividends of $.02 per share on its Class A and Class B common stock during the first three quarters of fiscal year 2000. On October 5, 2000, the Company’s Board of Directors suspended the payment of quarterly dividends on its Class A and Class B common stock. The declaration and payment of dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. The Company’s credit agreement and senior subordinated notes restrict the Company’s ability to pay dividends on its common stock. See Note 14 to the consolidated financial statements included in this report.

Sales of Unregistered Equity Securities

     During fiscal year 2001, the Company did not sell any unregistered equity securities.

Item 6. Selected Financial Data

     The following selected consolidated financial data for the fiscal years ended October 31, 1997 through 2001 are derived from the Company’s audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(1)

	2001		2000	1999		1998		1997

Statement of Earnings Data: (2)
Revenues:
Funeral	$410,253		$451,852	$445,877		$379,095		$291,649
Cemetery	256,680		282,949	310,231		269,270		240,937

Total revenues	666,933		734,801	756,108		648,365		532,586
Gross profit:
Funeral	91,645		116,689	126,875		118,426		89,235
Cemetery	59,542		62,351	83,526		77,558		67,937

Total gross profit	151,187		179,040	210,401		195,984		157,172
Corporate general and administrative expenses	(18,020)		(19,763)	(19,161)		(16,621)		(15,402)
Loss on assets held for sale and other charges	(269,158)		—	—		—		—
Performance-based stock options	—		—	—		(76,762)		—

Operating earnings (loss)	(135,991	)(3)	159,277	191,240		102,601	(5)	141,770
Interest expense, net of $5,212, $5,110, $2,534, $2,029 and $1,606 of interest income in 2001, 2000, 1999, 1998 and 1997, respectively	(58,360)		(56,284)	(52,174)		(41,792)		(36,425)
Other income, net	7,170		2,194	3,485		4,155		1,132

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	$(187,181	)(3)	$105,187	$142,551		$64,964	(5)	$106,477

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(153,184	)(3)	$66,794	$90,520		$41,902	(5)	$69,742
Extraordinary item — early extinguishment of debt, net of a $3,648 income tax benefit	(5,472	)(4)	—	—		—		—
Cumulative effect of change in accounting principles (net of $166,669, $28,798 and $2,230 income tax benefit in 2001, 1999 and 1997, respectively)	(250,004	)(1)	—	(50,101	)(1)	—		(2,324	)(1)

Net earnings (loss)	$(408,660	)(3)	$66,794	$40,419		$41,902	(5)	$67,418

Per Share Data:(6) Basic earnings per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(1.43	)(3)	$.63	$.84		$.43	(5)	$.79
Extraordinary item — early extinguishment of debt	(.05	)(4)	—	—		—		—
Cumulative effect of change in accounting principles	(2.33	)(1)	—	(.47	)(1)	—		(.03	)(1)

Net earnings (loss)	$(3.81	)(3)	$.63	$.37		$.43	(5)	$.76

Diluted earnings per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(1.43	)(3)	$.63	$.84		$.43	(5)	$.78
Extraordinary item — early extinguishment of debt	(.05	)(4)	—	—		—		—
Cumulative effect of change in accounting principles	(2.33	)(1)	—	(.47	)(1)	—		(.03	)(1)

Net earnings (loss)	$(3.81	)(3)	$.63	$.37		$.43	(5)	$.75

Weighted average common shares outstanding (in thousands):
Basic	107,355		106,600	107,452		97,691		88,778

Diluted	107,355		106,603	107,834		98,444		89,675

Dividends declared per common share	$—		$.06	$.08		$.06		$.04

(continued)

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (7)

	2000	1999	1998

Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings	$57,449	$65,329	$7,167	(5)

Basic earnings per common share	$.54	$.61	$.07	(5)

Diluted earnings per common share	$.54	$.61	$.07	(5)

	October 31,

	2001		2000	1999	1998	1997

Balance Sheet Data:(2)
Assets	$3,221,407	(1)(8)	$2,476,191	$2,283,880	$2,048,938	$1,637,238
Long-term debt, less current maturities	684,036	(9)	920,670	938,831	913,215	524,351
Shareholders’ equity	752,060	(8)	1,074,657	1,056,612	839,290	819,570

Selected Consolidated Operating Data

	Year Ended October 31,

	2001		2000	1999	1998	1997

Operating Data:(2)
Funeral homes in operation at end of period	516	(9)	627	635	558	401
At-need funerals performed	103,952		111,136	111,250	87,653	61,682
Prearranged funerals performed	26,682		27,042	26,490	23,563	18,970

Total funerals performed	130,634		138,178	137,740	111,216	80,652
Prearranged funerals sold	36,417		48,844	58,430	59,112	48,676
Backlog of prearranged funerals at end of period	392,986		446,158	436,499	391,226	350,031
Cemeteries in operation at end of period	159		163	157	140	129
Interments performed	61,450		61,196	57,759	50,201	46,782

(1)	Effective November 1, 2000, the Company changed its methods of accounting for prearranged sales activities in accordance with SAB No. 101 (2001 change in accounting principles). Effective November 1, 1998, the Company changed its method of accounting for earnings realized on its irrevocable prearranged funeral trust funds and escrow accounts (1999 change in accounting principles). For further details, see Note 3 to the Company’s consolidated financial statements included in Item 8. Effective November 1, 1996, the Company changed its method of accounting for its irrevocable prearranged funeral trust funds and escrow accounts and cemetery sales (1997 change in accounting principles). Information presented for fiscal year 2001 reflects the 2001 change in accounting principles; information presented for fiscal years 2000 and 1999 reflects the 1999 change in accounting principle; information presented for fiscal years 1998 and 1997 reflects the 1997 change in accounting principles.

(2)	The Company has outlined factors that are anticipated to impact fiscal year 2002 and which will cause variances from the Company’s fiscal year 2001 results in the section entitled “Forward-Looking Statements” in Item 7.

(3)	The Company is in the process of selling its foreign operations. In the third quarter of 2001, the Company incurred a nonrecurring, noncash charge of $269.2 million ($205.1 million or $1.91 per share, after tax) in connection with the writedown of assets held for sale to their estimated fair values. See Note 13 to the Company’s consolidated financial statements.

(4)	During the third quarter of fiscal year 2001, the Company incurred an extraordinary charge to earnings for the early extinguishment of debt in connection with the Company’s debt refinancing that occurred in June 2001. See Note 14 to the Company’s consolidated financial statements.

(5)	Includes a nonrecurring, noncash charge of $76.8 million ($50.3 million, or $.51 per share, after tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of the Company’s performance-based stock options.

(6)	Adjusted to reflect a two-for-one common stock split effected April 24, 1998.

(7)	The selected data presented for fiscal years 1998, 1999 and 2000 are reported on a pro forma basis as if the 2001 change in accounting principles had occurred at the beginning of each year. The selected data for fiscal year 1997 is not presented on a pro forma basis as it was impractical to obtain the information.

(8)	As of October 31, 2001, assets increased and shareholders’ equity decreased as compared to October 31, 2000 due in part to the 2001 change in accounting principles and the writedown of assets held for sale to their estimated fair values. See Note 3 and Note 13 to the Company’s consolidated financial statements.

(9)	The Company refinanced substantially all of its long-term debt in June 2001. As of October 31, 2001, the Company had completed the sale of its foreign operations other than those in Southern Europe (France, Spain and Portugal), Canada and Argentina. The Company used these proceeds, along with free cash flow and the proceeds from the sale of some domestic assets, to reduce its long-term debt as of October 31, 2001 as compared to October 31, 2000. The October 31, 2001 long-term debt, less current maturities balance excludes $2.6 million of debt associated with assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Fiscal Year 2001

     During fiscal year 2001, the Company focused on restructuring and reducing its debt, pursuing the sale of its foreign operations, improving cash flow and operating its core businesses.

     On June 29, 2001, the Company completed the refinancing of substantially all of its long-term debt. The refinancing extended the Company’s long-term debt maturities four to seven years but increased its cost of debt by approximately 300 basis points. The refinancing also resulted in an extraordinary charge to earnings for the early extinguishment of debt of $5.5 million, after taxes. The refinancing is described in more detail in Note 14 to the Company’s consolidated financial statements.

     In addition, during fiscal year 2001, the Company decided to sell its foreign operations and certain domestic assets, primarily excess cemetery property and funeral home real estate, and wrote down the value of these assets to their estimated fair value. Primarily as a result of these actions, the Company incurred an aggregate after-tax noncash charge to earnings of $205.1 million, of which $187.3 million related to foreign operations. Because the Company has already reduced equity for the cumulative foreign translation adjustment incurred in each period that it has owned its foreign businesses, the total related charge to shareholders’ equity for the loss on its foreign operations is estimated to ultimately be $85.6 million. For additional information, see Note 13 to the Company’s consolidated financial statements.

     The Company has made substantial progress with its plan to sell its foreign operations, and as of October 31, 2001, the Company had completed the sale of all of its foreign operations other than those in Southern Europe (France, Spain and Portugal), Canada and Argentina. The Company also sold domestic assets, primarily excess cemetery property and funeral home real estate. The Company used the proceeds from these transactions, along with free cash flow, to reduce debt from $950.5 million at the end of fiscal year 2000 to $690.9 million, excluding debt associated with assets held for sale as of October 31, 2001. Subsequent to October 31, 2001, the Company signed a binding contract for the sale of its operations in Southern Europe and will use the net proceeds from the sale to reduce its debt.

     Also during fiscal year 2001, the Company implemented SAB No. 101 which changed the way the Company records preneed sales. The cumulative effect of this accounting change resulted in an after-tax charge to earnings of $250.0 million. The impact of SAB No. 101 is discussed in more detail below and in Note 3 to the consolidated financial statements.

     Although not required to implement SFAS No. 142, “Goodwill and Other Intangible Assets,” until the first quarter of fiscal year 2003, the Company intends to implement it in the first quarter of fiscal year 2002. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment at the “reporting unit” level using a fair value approach rather than an undiscounted cash flow approach. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Without clear guidance as to the constitution of a reporting unit, the Company’s initial understanding was that a reporting unit could range from an individual facility level to a regional level. Consequently, the Company preliminarily estimated that it would incur a pre-tax noncash impairment charge of between $100.0 million to $300.0 million for its domestic operations. Since the Company’s initial analysis, there has been clarification and guidance on the application of this pronouncement, including guidance related to the determination of a reporting unit. This clarification has resulted in the Company’s evaluation of goodwill at the funeral and cemetery segment level, which it believes constitutes the Company’s reporting unit. Accordingly, the Company believes that the adoption of SFAS No. 142 in the first quarter of 2002 will not result in a material impairment charge. Upon the implementation of SFAS No. 142, goodwill will no longer be amortized. The Company’s foreign operations will not be affected as they have been previously marked to fair value. The Company’s amortization of goodwill amounted to $19.3 million ($14.4 million related to domestic operations) in fiscal year 2001.

     During fiscal year 2002, the Company plans to continue to focus on debt reduction and to position itself for business expansion in 2003.

General

     The Company sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. The Company’s revenues in each period consist primarily of at-need sales, preneed sales delivered out of the Company’s backlog during the period, preneed cemetery property sales and other items such as perpetual care earnings and finance charges.

Preneed Sales

     The Company considers maintaining its preneed backlog through preneed marketing and sales to be an integral part of its long-term business strategy. The Company’s primary objective is to produce preneed sales levels sufficient to balance its cash investment with its goal of maintaining a sustainable and predictable level of growth in its preneed backlog. The Company’s current goal is to make four preneed funeral sales for every three it delivers.

     The Company estimates that as of October 31, 2001 the future value of its domestic preneed backlog represented $2.2 billion to $2.3 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust, assuming an average yield of about 8.5 percent and a build-up in the face value of insurance contracts. It assumes no future sales and assumes maturities of the existing contracts over a weighted average life of approximately 10 to 15 years, which is consistent with the Company’s experience. While the investment yield over the past five years has been in this range, there is no guarantee that future yields will be at this level. As of October 31, 2001, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings realized to date on the funds held in trust, was approximately $1.6 billion.

     Preneed property, products and services are typically sold on an installment basis with terms of approximately three to five years. In fiscal year 2000, the Company changed the terms and conditions of its preneed sales contracts and commissions, and moderated its preneed sales activities, in order to enhance its cash flow. These changes are described in more detail under the heading, “Results of Operations — Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 — Cemetery Segment” below.

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

Implementation of Staff Accounting Bulletin No. 101

     Effective November 1, 2000, the Company implemented Staff Accounting Bulletin No. 101 (“SAB No. 101”) “Revenue Recognition in Financial Statements,” which resulted in changing its methods of accounting for preneed sales activities. The effect of the change in accounting principles is described in Note 3 to the consolidated financial statements included in Part II, Item 8. A description of the Company’s current accounting for preneed sales and trust and escrow account earnings after implementation of SAB No. 101 follows.

     Summary of Current Accounting for Preneed Sales

     Revenue from preneed sales of funeral services and funeral merchandise is deferred until the period in which the funeral is performed and the merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue (liability). The corresponding receivable due from the customer is reflected in prearranged receivables (asset), and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). The costs to acquire the sales, primarily commissions and other direct costs, are reflected on the balance sheet as deferred charges (asset) and are charged to expense as the funeral services are performed and products delivered. Indirect costs of marketing preneed funeral services and merchandise are expensed in the period in which they are incurred.

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

     When the funeral service or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract, with a corresponding reduction recorded to prearranged deferred revenue (liability). The Company debits cash with the amount removed from trust that is attributable to the contract (consisting of the customer’s payments and related realized earnings, all of which is withdrawn at that time) and records a corresponding reduction in prearranged receivables (asset). Associated deferred charges (asset) are expensed, and the actual expenses incurred in delivering the services and merchandise are recognized.

     Preneed sales of cemetery merchandise, primarily vaults and markers, and preneed sales of cemetery services, primarily openings and closings of burial sites and installations of markers, are accounted for in essentially the same manner as preneed sales of funeral services and merchandise. Additional information about the Company’s prearranged receivables and prearranged deferred revenue is contained in Note 5 to the Company’s consolidated financial statements.

     For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sales price has been collected. A portion, generally 10 percent, of the sale proceeds are placed into perpetual care trust funds. The Company withdraws and recognizes realized earnings from these funds on a monthly basis to offset the cost of maintaining its cemetery grounds. The perpetual care trust funds are not reflected on the financial statements because principal must remain in the trust in perpetuity.

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

     Preneed funeral merchandise and services trust funds and escrow accounts . Effective November 1, 1998, the Company changed its method of accounting for earnings realized by those preneed funeral merchandise and services trust funds and escrow accounts where it is allowed to retain earnings on the funds if the contract is cancelled. The Company now defers recognition of all earnings realized by these trust funds and escrow accounts until the underlying funeral service or merchandise is delivered. For those trust funds and escrow accounts where it must return earnings on the funds if the contract is cancelled, it has always deferred recognition of realized earnings until the underlying funeral service or merchandise is delivered. These accounting methods were not affected by the implementation of SAB No. 101. The Company generally does not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in Note 5 to the consolidated financial statements included in Item 8.

     Preneed cemetery merchandise and services trust funds and escrow accounts . As discussed above, effective November 1, 2000, the Company implemented SAB No. 101 and changed its method of accounting for earnings realized by preneed cemetery merchandise and services trust funds and escrow accounts. The Company now defers all earnings from these funds until the underlying merchandise or service is delivered. The Company generally does not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in Note 5 to the consolidated financial statements included in Item 8.

     Perpetual care trust funds. The Company recognizes the earnings on its perpetual care trust funds as they are realized in the trust. This accounting method was not affected by the implementation of SAB No. 101. The Company generally withdraws the earnings on a monthly basis to offset the cost of maintaining its cemeteries. Principal in these funds is not reflected on the balance sheet because the principal must remain in the trust in perpetuity.

     Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico) that have investments in common stock, the Company seeks an overall annual yield of approximately 8.0 percent to 9.0 percent, which is well in excess of the Company’s expectation for inflation over the short term. However, no assurance can be given that the Company will be successful in achieving any particular yield. The Company does not expect to achieve this goal in fiscal year 2002 in its perpetual care trust funds.

Results of Operations

     The Company implemented SAB No. 101 in fiscal year 2001. In the following discussion, the results for the year ended October 31, 2001, as reported after the implementation of SAB No. 101, are compared with the results for the year ended October 31, 2000, as reported, which do not reflect the implementation of SAB No. 101. Following this is a discussion of results for 2000 compared to 1999 as presented on a historical basis, which does not reflect the implementation of SAB No. 101.

     The Company has also included a pro forma comparison using the same accounting methods for both the years ended October 31, 2001 and 2000. For the pro forma discussion, the year ended October 31, 2001 is presented as reported after the implementation of SAB No. 101, and the year ended October 31, 2000 is adjusted on a pro forma basis to show the effects of SAB No. 101.

     As the Company has its foreign operations and several small domestic operations held for sale, in the third quarter of 2001 it began segregating the operating results of these businesses from the operations it will retain. The following discussion segregates the financial results into two main categories in order to present the Company’s ongoing operating results and to provide more useful information for investors. The Company’s “Operations to be Retained” consist of those businesses it has owned and operated for the entire fiscal year and last and which are not for sale (“Existing Operations”) and those businesses that have been acquired or opened during this fiscal year or last (“Acquired/Opened Operations”). “Closed and Held for Sale Operations” consist of those that have been sold or closed during this fiscal year or last and the businesses that are currently being sold or offered for sale.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

Funeral Segment

	Year Ended
	October 31,

	2001	2000	Decrease

		(As reported)
		(In millions)
Funeral Revenue	$410.3	$451.9	$(41.6)
Funeral Costs	318.6	335.2	(16.6)

Funeral Segment Profit	$91.7	$116.7	$(25.0)

     Funeral revenue decreased $41.6 million, or 9 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. The Company experienced a $26.4 million, or 6 percent, decrease due to the effect of implementing SAB No. 101. Additionally, during fiscal year 2001, the Company sold several of its foreign operations with the remainder held for sale, and several small domestic operations have either been sold or are held for sale. This resulted in a decline in funeral revenue and costs as described below in the section entitled “Year Ended October 31, 2001 Compared to Pro Forma Year Ended October 31, 2000.” Slightly offsetting these decreases was an increase in the average revenue per funeral service performed by Operations to be Retained of 1.4 percent and an increase of 1.1 percent in the number of funeral services performed by Operations to be Retained (821 events).

Cemetery Segment

	Year Ended
	October 31,

	2001	2000	Decrease

		(As reported)
		(In millions)
Cemetery Revenue	$256.6	$282.9	$(26.3)
Cemetery Costs	197.1	220.6	(23.5)

Cemetery Segment Profit	$59.5	$62.3	$(2.8)

     Cemetery revenue decreased $26.3 million, or 9 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. The Company experienced a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales. The Company also experienced an average yield of 7.1 percent in its perpetual care trust funds, which is below the Company’s goal of 8.0 percent to 9.0 percent, compared to 8.0 percent in fiscal year 2000. Partially offsetting this decrease was a $4.9 million, or 2 percent, increase due to the implementation of SAB No. 101.

     In fiscal year 2000 the Company changed the terms and conditions of its preneed sales contracts and commissions and moderated its preneed sales activities in order to enhance its cash flow. This resulted in an anticipated reduction in preneed sales, including preneed cemetery property sales mentioned above. The Company modified its preneed payment plans early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Effective the first day of the fourth quarter of fiscal year 2000, the Company also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, which the Company believes had the largest impact on preneed sales. Although the Company reduced or eliminated commissions available to preneed sales counselors on certain sales, the Company now provides a minimum compensation guarantee. The change in commission structure provides an incentive to preneed sales counselors to focus on selling preneed cemetery property and preneed funeral services. The Company believes that these are the sales that build and maintain market share. In addition, the change better aligned operations with changes in accounting necessitated by the adoption of SAB No. 101 because, after the implementation of SAB No. 101, preneed cemetery property sales are the only preneed sales that the Company recognizes on a current basis (after collection of 10 percent of the sales price). The Company also believes that these changes have improved the quality of preneed sales and receivables. These changes in preneed sales strategies contributed to a decline in the full-time domestic preneed sales force from approximately 2,200 counselors during the first quarter of fiscal year 2000 to 1,300 counselors by the end of fiscal year 2001. The Company believes that it has retained its best sales counselors. The Company has also reduced its selling costs by closing selected telemarketing and sales offices. The Company has not experienced, and does not expect, any significant further decline in the size of the preneed sales force.

Other

     Corporate general and administrative expenses in 2001 decreased $1.7 million as compared to 2000 primarily due to consulting fees incurred in 2000 related to the Company’s extensive consumer market research project.

     Net interest expense of $58.4 million, which is comprised of gross interest expense of $63.6 million, netted with interest income of $5.2 million, increased $2.1 million during fiscal year 2001 compared to the same period in 2000. Net interest expense of $56.3 million in fiscal year 2000 is comprised of gross interest expense of $61.4 million offset by $5.1 million of interest income. The increase resulted primarily from an increase in the average rates due to the higher interest costs associated with debt incurred in the Company’s recent refinancing transactions, which was substantially offset by a $114.5 million decrease in the average outstanding debt balance. Interest income resulted from cash and cash equivalent investments earning an average rate of 6.3 percent including funds in foreign jurisdictions earning 9.0 percent.

     Other income, net, increased approximately $4.9 million during fiscal year 2001 compared to the same period in 2000 due principally to net gains on the sale of excess cemetery property.

     In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002, at which time the $200 million becomes subject to short-term variable interest rates.

     As of October 31, 2001, the Company’s outstanding debt totaled $693.5 million, including $2.6 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 90 percent was fixed-rate debt, with the remaining 10 percent subject to short-term variable interest rates averaging approximately 5.6 percent.

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

     The following discussion compares the Company’s financial results for fiscal year 2000 and fiscal year 1999, both as reported. These results do not reflect the implementation of SAB No. 101. The accounting methods used in both periods were the same; therefore, the results for these two periods are comparable.

Funeral Segment

	Year Ended
	October 31,
			Increase
	2000	1999	(Decrease)

	(In millions)
Funeral Revenue
Existing Operations	$409.8	$422.4	$(12.6)
Acquired/Opened Operations	42.1	23.5	18.6

	$451.9	$445.9	$6.0

Funeral Costs
Existing Operations	$300.8	$300.7	$0.1
Acquired/Opened Operations	34.4	18.3	16.1

	$335.2	$319.0	$16.2

Funeral Segment Profit	$116.7	$126.9	$(10.2)

     Funeral revenue increased $6.0 million, or 1 percent, for the year ended October 31, 2000, compared to the corresponding period in 1999. The Company experienced a $12.6 million, or 3 percent, decrease in revenue from Existing Operations as a result of several factors. First, the Company experienced a 6.2 percent increase in the average revenue per domestic funeral service performed by Existing Operations (6.8 percent increase worldwide, excluding the effect of foreign currency translation). This increase in average revenue per funeral service was due in part to enhanced funeral arranger training, improved merchandising and personalization of services and product offerings based on findings of the Company’s extensive consumer market study.

     Offsetting the increase in average revenue per funeral service was a $15.0 million reduction in prearranged funeral merchandise sales, a $6.6 million reduction in revenue from changes in foreign currency exchange rates (principally the Euro) and a 1.8 percent decrease (1,300 events) in the number of domestic funeral services performed by Existing Operations (3.5 percent decrease (4,548 events) worldwide). However, included in the 1,300 events were over 600 low-end direct cremation events that the Company elected not to sell at prices its competitors were charging. Additionally, discount services provided in the ordinary course of business in the industry on behalf of other funeral homes or institutions declined by approximately 400 events as a result of the Company’s decision to decrease its level of discounted services. When these low-end and discounted events are removed from the calculation, the number of domestic funeral services performed by Existing Operations decreased by approximately 250 events, which translates to less than one event per domestic core funeral home. These low-end and discounted events were price-sensitive and generally not profitable.

     Changes in the Company’s preneed sales strategies during fiscal year 2000 had the effect of considerably reducing all preneed sales. These changes are described above in the discussion of results of operations for the cemetery segment for fiscal year 2001.

     Funeral profit margin from Existing Operations decreased from 28.8 percent in 1999 to 26.6 percent in 2000 due primarily to the reduction in sales of prearranged funeral merchandise as described above.

     The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company’s acquisition and construction of funeral homes from November 1998 through October 2000 which were not owned for the entirety of both periods being presented.

Cemetery Segment

	Year Ended
	October 31,
			Increase
	2000	1999	(Decrease)

		(In millions)
Cemetery Revenue
Existing Operations	$252.5	$292.4	$(39.9)
Acquired/Opened Operations	30.4	17.8	12.6

	$282.9	$310.2	$(27.3)

Cemetery Costs
Existing Operations	$195.8	$212.7	$(16.9)
Acquired/Opened Operations	24.8	14.0	10.8

	$220.6	$226.7	$(6.1)

Cemetery Segment Profit	$62.3	$83.5	$(21.2)

     Cemetery revenue decreased $27.3 million, or 9 percent, for the year ended October 31, 2000, compared to the corresponding period in 1999. The Company experienced a $39.9 million, or 14 percent, decrease in revenue from Existing Operations resulting primarily from reduced preneed sales. Slightly offsetting this decrease was an approximate $4.0 million, or 13 percent, increase in revenue from preneed cemetery merchandise and services trust funds and escrow accounts and perpetual care trust funds to $34.7 million. This increase was due to an increase in the average yield on the funds, coupled with an increase in the average balance. The yield for the year was slightly higher than the Company’s goal of 8.0 percent to 9.0 percent.

     Changes in the Company’s preneed sales strategies during fiscal year 2000, which are detailed in the above discussion of results of operations for the cemetery segment for fiscal year 2001, had the effect of considerably reducing preneed cemetery sales.

     Cemetery profit margin from Existing Operations decreased from 27.3 percent in 1999 to 22.5 percent in 2000. The decline was attributable principally to reduced preneed sales as described above, coupled with the high fixed-cost nature of the cemetery business.

     The increase in revenue and costs from Acquired/Opened Operations resulted primarily from the Company’s acquisition and construction of cemeteries from November 1998 through October 2000 which were not owned for the entirety of both periods being presented.

Other

     Corporate general and administrative expenses increased approximately $600,000 to 2.7 percent of revenue in fiscal year 2000, as compared to 2.5 percent in fiscal year 1999. The increase was primarily the result of a $2.3 million increase in consulting fees related to the Company’s extensive consumer market research project, partially offset by a reduction in corporate development costs, travel costs and executive bonuses.

     Net interest expense, which is comprised of gross interest expense of $61.4 million, netted with interest income of $5.1 million, increased $4.1 million during fiscal year 2000 compared to fiscal year 1999. This is due principally to an increase in average interest rates from 6.0 percent in 1999 to 6.4 percent in 2000, coupled with an increase in the average outstanding debt resulting from acquisitions that closed late in 1999. The increase in gross interest expense was partially offset by an approximate $2.6 million increase in interest income generated from increased cash and cash equivalents earning an average rate of 6.9 percent including funds in foreign jurisdictions earning 8.8 percent.

     In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002.

     As of October 31, 2000, the Company’s outstanding debt totaled $950.5 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 65 percent was fixed-rate debt, with the remaining 35 percent subject to short-term variable interest rates averaging approximately 7.2 percent.

Year Ended October 31, 2001 Compared to Pro Forma Year Ended October 31, 2000

Funeral Segment

	Year Ended
	October 31,
			Increase
	2001	2000	(Decrease)

		(Pro Forma)
		(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing Operations	$289.3	$287.6	$1.7
Opened Operations	8.0	1.9	6.1

	$297.3	$289.5	$7.8

Costs
Existing Operations	$216.9	$207.2	$9.7
Opened Operations	8.4	2.2	6.2

	$225.3	$209.4	$15.9

Profit
Existing Operations	$72.4	$80.4	$(8.0)
Opened Operations	(0.4)	(0.3)	(0.1)

	$72.0	$80.1	$(8.1)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$113.0	$136.0	$(23.0)
Costs	93.3	113.7	(20.4)

Profit	$19.7	$22.3	$(2.6)

Total Funeral Revenue	$410.3	$425.5	$(15.2)
Total Funeral Costs	318.6	323.1	(4.5)

Total Funeral Segment Profit	$91.7	$102.4	$(10.7)

     Total funeral revenues declined $15.2 million from fiscal year 2000 to 2001, primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. This decrease in revenue from Closed and Held for Sale Operations resulted from the sale of operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of 2001 and changes in foreign currency exchange rates (due in part to the Euro).

     Funeral revenue from Operations to be Retained increased $7.8 million, or 3 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. The average revenue per funeral service performed by these businesses increased 1.4 percent, and the number of funeral services performed by these businesses increased 1.1 percent (821 events).

     The Company experienced a $1.7 million, or 1 percent, increase in funeral revenue from Existing Operations primarily due to a 1.7 percent increase in the average revenue per funeral service partially offset by a 1.2 percent decline (905 events) in the number of funeral services performed by these businesses. About 40 percent of the decline in the number of funeral services performed by Existing Operations was attributable to a decline in low-priced services that the Company elected to stop performing. Excluding these low-priced services, the number of funeral services performed by the Company’s existing funeral homes declined less than one percent, or one to two funerals per location. These low-priced services consist primarily of services performed in the ordinary course of business in the industry on behalf of another funeral home or institution, and the Company believes they are not indicative of a loss in market share.

     The Company experienced a $6.1 million increase in funeral revenue and a $6.2 million increase in funeral costs from Opened Operations primarily due to the opening of the Archdiocese of Los Angeles facilities which were not open for the entirety of both periods presented.

     Funeral profit margin from Existing Operations decreased from 28.0 percent in 2000 to 25.0 percent in 2001 primarily due to upward pressure on funeral costs, including labor costs, of approximately $6.8 million as well as an increase in overhead costs allocated to the funeral segment of approximately $2.9 million. The Company allocates common overhead between its segments based on revenue. Due to the moderation in preneed cemetery sales discussed above, the allocation has shifted a higher amount of those costs to the funeral segment and a corresponding lower amount to the cemetery segment.

     Preneed Funeral

     In fiscal year 2000, the Company sold approximately two domestic funerals for every one it delivered. Throughout fiscal year 2000 the Company changed the terms and conditions of its preneed sales contracts and commissions as described above in the section entitled “Year Ended October 31, 2001 compared to Year Ended October 31, 2000 — Cemetery Segment.” In fiscal year 2001, the Company further moderated its preneed sales strategy in order to improve its cash flow and modified its goal to begin selling four funerals for every three it delivered, which it achieved. The result was improved cash flow as described in “Liquidity and Capital Resources.” In fiscal year 2001, the Company’s preneed funeral service and merchandise sales, which are deferred and are not included in the results described above, decreased from the sale of 37,987 domestic preneed funerals with contract amounts representing $134.7 million in fiscal year 2000 to 28,579 domestic preneed funerals with contract amounts representing $102.2 million in fiscal year 2001.

Cemetery Segment

	Year Ended
	October 31,
			Increase
	2001	2000	(Decrease)

		(Pro Forma)
		(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing Operations	$244.9	$271.2	$(26.3)
Acquired/Opened Operations	3.5	3.5	—

	$248.4	$274.7	$(26.3)

Costs
Existing Operations	$181.5	$209.1	$(27.6)
Acquired/Opened Operations	3.0	2.9	0.1

	$184.5	$212.0	$(27.5)

Profit
Existing Operations	$63.4	$62.1	$1.3
Acquired/Opened Operations	0.5	0.6	(0.1)

	$63.9	$62.7	$1.2

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$8.2	$13.1	$(4.9)
Costs	12.6	13.9	(1.3)

Profit	$(4.4)	$(0.8)	$(3.6)

Total Cemetery Revenue	$256.6	$287.8	$(31.2)
Total Cemetery Costs	197.1	225.9	(28.8)

Total Cemetery Segment Profit	$59.5	$61.9	$(2.4)

     Cemetery revenue decreased $31.2 million, or 11 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. The Company experienced a $26.3 million, or 10 percent, decrease in revenue from Operations to be Retained due to a decline in revenue from Existing Operations resulting primarily from a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales. The reduction in preneed sales was anticipated due to the changes made to the Company’s preneed sales program in fiscal year 2000, as discussed above in the section entitled “Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 — Cemetery Segment.” In addition, the Company experienced an average yield of 7.1 percent in its perpetual care trust funds, which was below the Company’s goal of 8.0 percent to 9.0 percent, compared to 8.0 percent in fiscal year 2000.

     Cemetery profit margin from Existing Operations increased from 22.9 percent in 2000 to 25.9 percent in 2001. The increase was principally due to cost savings resulting from the changes the Company made in its preneed sales organization and additional cost savings at its cemeteries arising from increased scrutiny of expenses by local managers. Additionally, the cemetery margins benefited from the reduction in common overhead allocation mentioned in “Year Ended October 31, 2001 Compared to Pro Forma Year Ended October 31, 2000 - Funeral Segment.”

     Preneed Cemetery

     The Company’s domestic preneed cemetery merchandise and service sales, which are deferred and are not included in the results described above, decreased from $90.0 million in fiscal year 2000 to $65.3 million in fiscal year 2001. The reduction in sales was due to the Company’s strategy of moderating its preneed sales to improve cash flow, as described above.

Other

     Corporate general and administrative expenses in 2001 decreased $1.7 million as compared to 2000 primarily due to consulting fees incurred in 2000 related to the Company’s extensive consumer market research project.

     Depreciation and amortization was $79.2 million for fiscal year 2001 compared to pro forma $77.5 million for the same period in 2000. Domestic depreciation and amortization, which is representative of Operations to be Retained, was $69.6 million for fiscal year 2001 compared to pro forma $66.5 million for the same period in 2000.

     EBITDA (defined as earnings before gross interest expense, taxes, depreciation and amortization excluding the nonrecurring, noncash loss on assets held for sale, the cumulative effect of change in accounting principles and extraordinary item) was $224.7 million, or 33.7 percent of revenue for fiscal year 2001 compared to pro forma $229.4 million, or 32.2 percent of revenue for the same period in 2000. Domestic EBITDA, which is representative of Operations to be Retained, was $195.8 million, or 35.5 percent of domestic revenue for fiscal year 2001 compared to pro forma $193.0 million, or 33.7 percent of domestic revenue for the same period in 2000.

     Net interest expense of $58.4 million, which is comprised of gross interest expense of $63.6 million, netted with interest income of $5.2 million, increased $2.1 million during fiscal year 2001 compared to the same period in 2000. Net interest expense of $56.3 million in fiscal year 2000 is comprised of gross interest expense of $61.4 million offset by $5.1 million of interest income. The increase resulted primarily from an increase in the average rates due to the higher interest costs associated with debt incurred in the Company’s recent refinancing transactions, which was substantially offset by a $114.5 million decrease in the average outstanding debt balance. Interest income resulted from cash and cash equivalent investments earning an average rate of 6.3 percent including funds in foreign jurisdictions earning 9.0 percent.

     Other income, net, increased approximately $4.9 million during fiscal year 2001 compared to the same period in 2000 due principally to net gains on the sale of excess cemetery property.

     In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002, at which time the $200 million becomes subject to short-term variable interest rates.

     As of October 31, 2001, the Company’s outstanding debt totaled $693.5 million, including $2.6 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 90 percent was fixed-rate debt, with the remaining 10 percent subject to short-term variable interest rates averaging approximately 5.6 percent.

Liquidity and Capital Resources

Introduction

     Historically, the Company’s growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company ceased its acquisition activity and developed strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal years 2000 and 2001, the Company has focused on debt reduction and cash flow. During fiscal year 2002, the Company plans to continue its focus on debt reduction and to position itself for business expansion in fiscal year 2003.

The Company believes that once its debt targets are achieved, it will be in a position to consider purchasing high-quality firms with free cash flow.

Debt Restructuring and Reduction; Asset Sales

     As described in Note 14 to the Company’s consolidated financial statements, on June 29, 2001, the Company completed several transactions that refinanced substantially all of its long-term debt. In addition, in the third quarter of fiscal year 2001, the Company decided to pursue the sale of its foreign operations in order to generate cash to reduce debt and to allow the Company to focus on its core businesses. In the fourth quarter of fiscal year 2001, the Company sold all of its foreign operations other than those in Southern Europe (France, Spain and Portugal), Canada and Argentina and subsequently entered into a binding contract to sell its Southern European operations. In total, these transactions have generated or will generate proceeds, including future tax benefits, of $150 million to $160 million of the $200 million to $250 million in total proceeds the Company expects to receive from the sale of all foreign operations. The net proceeds related to the sale of foreign operations received thus far have been used to repay debt, and net proceeds from future foreign asset sales will be used to repay debt. The Company continues to have active discussions for the sale of its remaining foreign operations and expects to complete these sales during 2002. For additional information, see Note 13 to the consolidated financial statements. Additionally, the Company has realized $21 million in proceeds for the sale of certain domestic properties, with $13.5 million from the sale of excess cemetery property and approximately $7.5 million from the sale of funeral home real estate and small domestic operations. Those proceeds were also used to reduce debt. The Company anticipates that it will realize an additional $5 million to $10 million in fiscal year 2002 from similar sales.

     As a result of these transactions and the additional application of cash flow to reduce debt, the Company has reduced its debt from $950.5 million at the beginning of fiscal year 2001 to $692.2 million as of January 9, 2002. Long-term debt as of October 31, 2001, which includes $2.6 million of debt associated with assets held for sale, was $693.5 million. The following table reflects future scheduled principal payments and maturities of the Company’s long-term debt (in millions) as of October 31, 2001. Additional information about the Company’s long-term debt is contained in Note 14 to the consolidated financial statements.

						Other,
						Principally
						Seller
		Senior		6.40%		Financing of
Year Ending	Term	Subordinated	6.70%	Public Notes		Acquired
October 31,	Loan B	Notes	Public Notes	(ROARS)		Operations	Total

2002	$2.5	$—	$—	$—		$4.4	$6.9
2003	2.5	—	—	99.9	(1)	4.5	106.9
2004	3.9	—	.1	—		4.8	8.8
2005	69.8	—	—	—		1.9	71.7
2006	191.3	—	—	—		1.0	192.3
Thereafter	—	300.0	—	—		4.7	304.7

Subtotal	$270.0	$300.0	$.1	$99.9		$21.3	691.3

Unamortized option premium relating to Remarketable Or Redeemable Securities (“ROARS”)							2.2

Total long-term debt							693.5
Less debt associated with assets held for sale							(2.6)

Long-term debt on the Company’s consolidated balance sheet							$690.9

(1)	The Company could be required to redeem the ROARS on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time. If remarketed, new notes will be issued with a maturity date of May 1, 2013 and the coupon rate for the remaining term will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company’s then current credit spread.

Cash Flow

     Although the implementation of SAB No. 101 did not have an impact on the Company’s consolidated cash flows, it did have an impact on the components of the operating section of the consolidated statement of cash flows. In the following table, cash flows from operating activities for fiscal year 2001 are presented as reported after the implementation of SAB No. 101. Cash flows from operating activities for fiscal year 2000 are presented as adjusted on a pro forma basis to show the effects of SAB No. 101 and are also presented as reported, not reflecting the implementation of SAB No. 101.

Consolidated Cash Flows from Operating Activities (dollars in thousands)

	Year Ended October 31,

	2001	2000	2000

		(Pro Forma)	(As Reported)
Cash flows from operating activities:
Net earnings (loss)	$(408,660)	$57,449	$66,794
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	269,158	—	—
Extraordinary item — early extinguishment of debt, net	5,472	—	—
Cumulative effect of change in accounting principles, net	250,004	—	—
Depreciation and amortization	79,192	77,511	54,267
Provision for doubtful accounts	15,190	22,980	35,877
Net (gains) losses on sales of marketable securities	63	(1,079)	(1,079)
Loss on sale of assets, net	626	—	—
Provision (benefit) for deferred income taxes	(51,282)	3,630	9,001
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in other receivables	2,261	(12,538)	(20,897)
(Increase) decrease in other deferred charges and intangible assets	1,565	(6,064)	(6,064)
(Increase) decrease in inventories and cemetery property	8,657	(8,336)	(8,336)
Decrease in accounts payable and accrued expenses	(2,526)	(6,751)	(6,751)
Change in prearranged activity	(19,786)	(20,615)	(17,687)
Prearranged acquisition costs	(33,668)	(40,603)	—
Increase in merchandise trust, less estimated cost to deliver merchandise	—	—	(39,541)
Increase in other	806	3,967	3,967

Net cash provided by operating activities	$117,072	$69,551	$69,551

     The Company’s operations provided cash of $117.1 million for the year ended October 31, 2001, compared to $69.6 million for fiscal year 2000. The increase in operating cash flow is due to improvements in operations and several working capital changes, including a decrease in other receivables and a reduction in prearranged acquisition costs due to moderation in the Company’s preneed sales and changes in preneed sales terms and conditions. Additionally, operating cash flow increased due to (1) $13.5 million in proceeds from the sale of excess undeveloped cemetery property, (2) a $7.0 million tax refund and (3) $11.0 million in tax benefits.

     The Company’s investing activities resulted in a net cash inflow of $58.6 million for the year ended October 31, 2001, compared to a net cash inflow of $15.8 million for fiscal year 2000. The increase was due primarily to $74.0 million in proceeds from the sale of foreign operations and $7.5 million in proceeds from the sale of domestic funeral home real estate and small domestic operations received by the Company from the asset sales described above under “Debt Restructuring and Reduction; Asset Sales,” net of expenses and cash balances of the operations sold. The cash inflow from investing activities in 2000 was a result of converting certain voluntary escrow funds to cash for general operating purposes.

     The Company’s financing activities resulted in a cash outflow of $246.3 million for the year ended October 31, 2001, compared to a cash outflow of $18.8 million for the comparable period in 2000. This is due principally to repayments of long-term debt of $978.0 million during the year ended October 31, 2001 and debt issue costs of $34.3 million associated with the Company’s June 2001 debt refinancing, partially offset by proceeds from long-term debt of $725.0 million from the debt refinancing. Also offsetting this cash outflow was $40.0 million that the Company withdrew from its trust funds in Florida in the first quarter of 2001, whereby the Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of November 2001, the balance of the Florida bond was $33.1 million. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

Capital Expenditures

     As part of its strategy to increase cash flow and reduce debt, in fiscal year 2001 the Company limited its capital expenditures primarily to maintenance capital expenditures and the construction of funeral homes in connection with its operating partnership with the Archdiocese of Los Angeles, and expects to do the same in fiscal year 2002. For a discussion of the operating partnership with the Archdiocese of Los Angeles, see “Business Strategy” and “Operations.” For fiscal year 2001, capital expenditures amounted to $26.0 million, which included $17.3 million for maintenance capital expenditures and $8.7 for new growth initiatives, primarily the construction of the Archdiocese of Los Angeles funeral homes. For fiscal year 2002, the Company anticipates capital expenditures of $20.0 million to $27.0 million, which includes maintenance capital expenditures and new growth initiatives, including the construction of the Los Angeles funeral homes. The Company has no material commitments for capital expenditures in fiscal year 2002 other than approximately $3.0 million related to the Archdiocese of Los Angeles funeral homes.

Ratio of Earnings to Fixed Charges

     The Company’s ratio of earnings to fixed charges was as follows:

Years ended October 31,

1997		1998		1999		2000	2001

3.65	(1)	2.38	(2)	3.43	(1)	2.57	—	(3)

(1)	Excludes the cumulative effect of change in accounting principles.

(2)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company’s ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(3)	Pretax earnings for fiscal year 2001 include a nonrecurring, noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, the Company’s earnings for the fiscal year ended October 31, 2001 were insufficient to cover its fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, the Company’s ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of gross interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the year ended October 31, 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal years 1998 and 1997 reflect the 1997 change in accounting principles.

Inflation

     Inflation has not had a significant impact on the Company’s operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     (a)  SAB No. 101

     In March of 2001, the Company reached a final resolution on discussions with the Securities and Exchange Commission on SAB No. 101 — “Revenue Recognition in Financial Statements” as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company implemented the new accounting guidance in the first fiscal quarter of 2001. See Note 3 to the consolidated financial statements in Item 8 for further discussion of SAB No. 101 and its impact on the Company’s financial condition and results of operations.

     (b)  Other Accounting Pronouncements

     For a discussion of SFAS No. 133 and SFAS No. 140 through SFAS No. 144, see Note 3 to the consolidated financial statements in Item 8.

Forward-Looking Statements

     Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) the Company’s plan to sell its foreign operations and certain funeral home assets and excess cemetery property, and potential effects thereof and (2) anticipated future performance of the Company’s preneed sales program and anticipated future performance of funds held in trust.

     On December 19, 2001, the Company filed a Form 8-K with detailed information discussing its financial forecasts for 2002. The summarized forecast information below is consistent with that information filed on Form 8-K. The forecast financial information included in this Form 10-K has been prepared by, and is the responsibility of, the

Company’s management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying forecast financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Form 10-K relates to the Company’s historical financial information. It does not extend to the forecast financial information and should not be read to do so.

     Accuracy of the forecasts is dependent on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. The forecasts are based on a variety of estimates and assumptions made by management of the Company with respect to, among other things, industry performance; general economic, market, industry and interest rate conditions; preneed and at-need sales activities and trends; fluctuations in cost of goods sold and other expenses; capital expenditures; and other matters that cannot be accurately predicted, may not be realized and are subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Accordingly, there can be no assurance that the assumptions made in preparing the forecasts will prove accurate, and actual results may vary materially from those contained in the forecasts. For these reasons, the forecasts should not be regarded as an accurate prediction of future results, but only of results that may be obtained if substantially all of management’s principal expectations are realized.

     The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

     The Company’s goal is to return to debt levels of approximately $500 million, or 2.5 times domestic EBITDA. Management projects that the Company will achieve this goal by the second quarter of 2003 by further reducing debt by approximately $140 million to $150 million with the estimated proceeds from the sale of its operations in Southern Europe (France, Spain and Portugal), Canada and Argentina, plus future tax benefits associated with closed and prospective sales and with an additional amount of approximately $50 million to $55 million per year in free cash flow. In addition, the Company anticipates generating $5 million to $10 million in fiscal year 2002 from the sale of domestic assets. By the end of 2002, management expects to have completed the sale of all of its foreign operations, and all tax benefits are expected to be realized in fiscal years 2002 and 2003. Management expects that once the Company achieves its debt goal, it will be in a position to expand its businesses internally and to consider acquiring high-quality firms, using internally generated free cash flow.

     Management projects fiscal year 2002 earnings per share of $0.38 to $0.42 (before the possible noncash charge related to the cumulative effect of the change in accounting for goodwill which the Company does not expect to be material) and cash flow from operations between $60 million and $70 million.

Management expects the following factors to impact fiscal year 2002 financial results:

Significant Factors Affecting Earnings:

•	Management expects that the sale of its foreign operations will cause revenues, operating earnings and net earnings for fiscal year 2002 to be lower than fiscal year 2001, although the sales will have a positive impact on interest expense as proceeds are used to reduce debt.

•	The Company expects interest expense to increase due to the refinancing completed on June 29, 2001, which increased the Company’s average borrowing rate by approximately 300 basis points. The Company expects the increase in interest expense to be mitigated as it reduces debt.

•	The Company intends to adopt SFAS No. 142 effective November 1, 2001, and therefore would benefit from the elimination of domestic goodwill amortization for fiscal year 2002. In fiscal year 2001, domestic goodwill amortization was $14 million.

•	During fiscal year 2001, the Company benefited from $5 million in nonrecurring net gains related to the sale of excess cemetery property, funeral home real estate and other assets.

•	The Company expects that the yield on assets in its perpetual care trust funds will be below the 7.1 percent yield achieved in fiscal year 2001 due to current market conditions and the mix of investments held in the trusts.

•	Management expects the Company’s tax rate to increase, due primarily to the disposition of its foreign assets offset by the implementation of SFAS No. 142.

•	As discussed in Note 3 to the consolidated financial statements, the Company believes that the adoption of SFAS No. 142 will not result in a material noncash impairment charge in fiscal year 2002.

Significant Factors Affecting Free Cash Flow (Cash Flow From Operations Less Maintenance Capital Expenditures):

•	In fiscal year 2001, the Company realized cash benefits from several nonrecurring tax items such as a federal tax refund, a reduction in 2001 estimated tax payments, a refund of some state tax payments and repayment from the funeral trust funds for tax payments made on behalf of the trusts.

•	The Company received $13.5 million in cash proceeds in fiscal year 2001 from the sale of excess cemetery property.

•	Interest expenditures are expected to increase, as described above.

     The Company’s cash flow in fiscal year 2002 will be affected by any future foreign asset sales and the timing of the receipt of any tax benefits from completed and future sales.

Cautionary Statements

     The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future, could affect, the Company’s actual consolidated results and could cause the Company’s actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by or on behalf of the Company.

Risks Related to the Company’s Business

The Company’s ability to achieve its debt reduction targets and to service its debt in the future depends upon the Company’s ability to generate sufficient cash, which depends on many factors, some of which are beyond the Company’s control.

     The Company’s ability to achieve its debt reduction targets in the time frame projected by the Company depends upon the Company’s ability to generate sufficient cash from three main sources: (1) the sale of its remaining foreign assets in Southern Europe (France, Spain and Portugal), Canada and Argentina, (2) income tax benefits associated with the foreign asset sales and (3) its ongoing operations. The Company cannot control whether or when it will be able to complete transactions for the sale of its remaining foreign assets with buyers willing to accept terms anticipated by the Company’s forecasts. The timing of the receipt of the income tax benefits depends on the rate at which the Company can produce capital gains against which the asset sale losses can be offset and the timing of the Company’s filing for capital loss carrybacks to apply against previously-taxed capital gains. The Company’s ability to generate cash flow from operations depends upon, among other things, the number of deaths in the Company’s markets, competition, the level of preneed sales, the Company’s ability to control its costs, stock and bond market conditions, and general economic, financial and regulatory factors, much of which is beyond the Company’s control.

The Company may experience declines in preneed sales due to numerous factors including changes made to contract terms and sales force compensation, or a weakening economy. Declines in preneed sales would reduce the Company’s backlog and revenue and could reduce its future market share.

     In an effort to increase cash flow, the Company modified its preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, the Company changed the compensation structure for its preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although the Company does not anticipate making further significant changes in these areas, it may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce the Company’s backlog and future revenue and could reduce future market share.

Increased preneed sales may have a negative impact on cash flow.

     Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust and the terms of the particular contract (such as the size of the down payment required and the length of the contract). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” In fiscal year 2000, the Company changed the terms and conditions of preneed sales contracts and commissions and moderated its preneed sales effort in order to reduce the initial negative impact on cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 — Cemetery Segment.” Nevertheless, the Company will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced, and the Company’s ability to service debt could be adversely affected.

Price competition could reduce market share or cause the Company to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

     The Company’s funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. The Company has historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, the Company has had to reduce prices and thereby profit margins in order to retain or recapture market share. In addition, because of competition from these types of competitors in some key markets, in fiscal year 1999 the Company lowered its goals for increases in average revenue per funeral service performed in the future. Increased price competition in the future could further reduce revenues, profit margins and the backlog.

Increased advertising or better marketing by competitors, or increased services from Internet providers, could cause the Company to lose market share and revenues or cause the Company to incur increased costs in order to retain or recapture the Company’s market share.

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

     Earnings and investment gains and losses on trust funds and escrow accounts are affected by financial market conditions that are not within the Company’s control. Earnings are also affected by the mix of fixed-income and equity securities that the Company chooses to maintain in the funds, and it may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales, the amount of investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and escrow accounts could cause a decline in future revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on the Company’s financial condition. As of October 31, 2001, net unrealized depreciation in the domestic funeral, cemetery merchandise and perpetual care trust funds and escrow accounts amounted to $65.9 million, $39.0 million and $15.5 million, respectively. See Notes 5 and 7 in the Company’s consolidated financial statements.

Increases in interest rates would increase the Company’s interest costs on its variable rate long-term debt and could have a material adverse effect on the Company’s net income and earnings per share.

     As of October 31, 2001, $270 million of the Company’s long-term debt was subject to variable interest rates, although $200 million of that amount was fixed pursuant to the terms of an interest rate swap expiring March 4, 2002. Accordingly, any significant increase in interest rates, particularly after March 4, 2002, could substantially increase the Company’s interest costs on its variable rate long-term debt, which could decrease the Company’s net income and earnings per share materially.

Covenant restrictions under the Company’s senior secured credit facilities and senior subordinated note indenture limit the Company’s flexibility in operating its business.

     The Company’s senior secured credit facilities and the indenture governing the senior subordinated notes contain, among other things, covenants that restrict the Company’s and the subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. They limit, among other things, the Company’s and the subsidiary guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. In addition, the senior secured credit facilities contain specific limits on capital expenditures as well as a requirement that the Company maintain a liquidity reserve that increases over time as long as any of the 6.70% Notes or 6.40% ROARS are outstanding. Furthermore, the senior secured credit facilities require the Company to maintain specified financial ratios and satisfy financial condition tests.

     These covenants may require the Company to act in a manner contrary to its business objectives. In addition, events beyond the Company’s control, including changes in general economic and business conditions, may affect its ability to satisfy these covenants. A breach of any of those covenants could result in a default allowing the lenders to declare all amounts immediately due and payable. The Company believes that the completion of the sale of its remaining foreign operations will not violate these covenants.

The Company’s foreign operations are subject to political, economic, currency and other risks that could adversely impact its financial condition, operating results or cash flow.

     The Company’s foreign operations are subject to risks inherent in doing business in foreign countries. Risks associated with operating internationally include political, social and economic instability, increased operating costs, expropriation and complex and changing government regulations, all of which are beyond the Company’s control. To the extent the Company makes investments in foreign assets or receives revenues in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.

Risks Related to the Death Care Industry

Declines in the number of deaths in the Company’s markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in the Company’s markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

The increasing number of cremations in the United States could cause revenues to decline because the Company could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, profit margins than traditional funerals.

     The Company’s traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 40 percent of the United States burial market by the year 2010, compared to 25 percent in 1999. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

If the Company is not able to respond effectively to changing consumer preferences, the Company’s market share, revenues and profitability could decrease.

     Future market share, revenues and profits will depend in part on the Company’s ability to anticipate, identify and respond to changing consumer preferences. During fiscal year 2000, the Company began to implement strategies based on a proprietary, extensive study of consumer preferences it commissioned in 1999. However, the Company may not correctly anticipate or identify trends in consumer preferences, or it may identify them later than its competitors do. In addition, any strategies the Company may implement to address these trends may prove incorrect or ineffective.

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

Changes or increases in, or failure to comply with, regulations applicable to the Company’s business could increase costs.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, the Company’s market risk sensitive instruments and positions are characterized as “other than trading.” The Company’s exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets, foreign currency exchange rates or interest rates. The Company’s views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, interest rates and the timing of transactions.

Marketable Equity Securities

     As of October 31, 2001 and 2000, the Company’s marketable equity securities subject to market risk consisted principally of investments held by its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had fair values of $467.4 million and $463.3 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $46.7 million and $46.3 million, respectively, in the fair value of such accounts.

     The Company’s prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5, 6 and 7 to the Company’s consolidated financial statements included in Item 8. Generally, the Company’s wholly-owned subsidiary, Investors Trust, Inc., serves as investment adviser on these trust funds and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company’s Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Interest

     The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to the Company’s consolidated financial statements included in Item 8.

     As of October 31, 2001 and 2000, the carrying values of the Company’s long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $437.6 million and $433.9 million, respectively, compared to fair values of $463.0 million and $305.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 85 and 265 basis points for 2001 and 2000, respectively, would result in changes of approximately $15.1 million and $13.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200 million.

This agreement, which became effective March 4, 1999, effectively converted $200 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. The estimated fair value of the interest rate swap based on quoted market prices was ($2.1) million and $4.7 million as of October 31, 2001 and 2000, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $1.0 million and $2.8 million in the fair value of this instrument as of October 31, 2001 and 2000, respectively.

     As of October 31, 2001, the carrying value and fair value of the Company’s Term Loan B was $270.0 million. As of October 31, 2000, the carrying value of the Company’s borrowings outstanding under its revolving credit facility, including accrued interest, was $529.0 million compared to a fair value of $512.2 million. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $270.0 million outstanding under Term Loan B on October 31, 2001, $70.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. In addition, the remaining $200.0 million outstanding under Term Loan B will be subject to short-term variable interest rates upon the expiration of the interest rate swap on March 4, 2002. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million in the Company’s pre-tax earnings. Of the amounts outstanding under the Company’s revolving credit facility as of October 31, 2000, $329.0 million was not hedged by the interest rate swap. Each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.0 million in the Company’s pre-tax earnings.

     The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.

     As of October 31, 2001 and 2000, the Company’s fixed-income securities subject to market risk consisted principally of investments in its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had aggregate quoted market values of $206.1 million and $275.2 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $6.5 million and $9.0 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

     As of October 31, 2001 and 2000, the Company’s money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trust funds, and in perpetual care trust funds, had carrying values approximating their fair values of $185.7 million and $351.0 million, respectively. Under the Company’s current accounting methods adopted in fiscal year 2001 as described in Note 3 to the Company’s consolidated financial statements included in Item 8, a change in the average interest rate earned by the Company’s prearranged funeral and cemetery merchandise and services trust funds would not result in a change in the Company’s current pre-tax earnings. As such, as of October 31, 2001 and 2000, only $35.9 million and $79.2 million, respectively, of these short-term investments, which includes amounts in the perpetual care trust funds and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 60 and 70 basis points for 2001 and 2000, respectively, would result in changes of approximately $215,000 and $555,000, respectively, in the Company’s pre-tax earnings.

     The fixed-income securities, money market and other short-term investments owned by the Company are principally invested in its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the Company changed its method of accounting for preneed sales activities related to merchandise and cemetery services in 2001 and for funeral services investment trust fund earnings in 1999.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 17, 2001

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2001	2000	1999

Revenues:
Funeral	$410,253	$451,852	$445,877
Cemetery	256,680	282,949	310,231

	666,933	734,801	756,108

Costs and expenses:
Funeral	318,608	335,163	319,002
Cemetery	197,138	220,598	226,705

	515,746	555,761	545,707

Gross profit	151,187	179,040	210,401
Corporate general and administrative expenses	18,020	19,763	19,161
Loss on assets held for sale and other charges (Note 13)	269,158	—	—

Operating earnings (loss)	(135,991)	159,277	191,240
Interest expense, net of $5,212, $5,110 and $2,534 of interest income in 2001, 2000 and 1999, respectively	(58,360)	(56,284)	(52,174)
Other income, net	7,170	2,194	3,485

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	(187,181)	105,187	142,551
Income tax expense (benefit)	(33,997)	38,393	52,031

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	(153,184)	66,794	90,520
Extraordinary item — early extinguishment of debt, net of $3,648 income tax benefit (Note 14)	(5,472)	—	—
Cumulative effect of change in accounting principles (net of $166,669 and $28,798 income tax benefit in 2001 and 1999, respectively) (Note 3)	(250,004)	—	(50,101)

Net earnings (loss)	$(408,660)	$66,794	$40,419

Basic earnings per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(1.43)	$.63	$.84
Extraordinary item — early extinguishment of debt	(.05)	—	—
Cumulative effect of change in accounting principles	(2.33)	—	(.47)

Net earnings (loss)	$(3.81)	$.63	$.37

Diluted earnings per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(1.43)	$.63	$.84
Extraordinary item — early extinguishment of debt	(.05)	—	—
Cumulative effect of change in accounting principles	(2.33)	—	(.47)

Net earnings (loss)	$(3.81)	$.63	$.37

Weighted average common shares outstanding (in thousands):
Basic	107,355	106,600	107,452

Diluted	107,355	106,603	107,834

Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings		$57,449	$65,329

Basic earnings per common share		$.54	$.61

Diluted earnings per common share		$.54	$.61

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,

ASSETS	2001	2000

Current assets:
Cash and cash equivalent investments	$23,123	$91,595
Marketable securities	2,614	7,273
Receivables, net of allowances	75,822	177,474
Inventories	47,068	51,049
Prepaid expenses	2,208	4,063
Deferred income taxes	13,935	—
Assets held for sale (Note 13)	164,511	—

Total current assets	329,281	331,454
Receivables due beyond one year, net of allowances	80,767	217,073
Prearranged receivables	1,198,744	—
Goodwill, net	491,122	667,128
Deferred charges	257,131	127,492
Cemetery property, at cost	386,002	441,646
Property and equipment, at cost:
Land	45,232	78,736
Buildings	299,085	353,189
Equipment and other	145,614	161,223

	489,931	593,148
Less accumulated depreciation	146,477	145,219

Net property and equipment	343,454	447,929
Long-term investments	—	4,203
Merchandise trust asset	—	234,752
Deferred income taxes	132,004	—
Other assets	2,902	4,514

	$3,221,407	$2,476,191

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,

LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

Current liabilities:
Current maturities of long-term debt	$6,828	$29,857
Accounts payable	6,073	20,342
Accrued payroll	16,212	17,433
Accrued insurance	16,992	16,470
Accrued interest	16,276	13,039
Accrued other	9,406	22,084
Deferred income taxes	—	15,251
Liabilities associated with assets held for sale (Note 13)	103,568	—

Total current liabilities	175,355	134,476
Long-term debt, less current maturities	684,036	920,670
Deferred income taxes	—	83,740
Prearranged deferred revenue	1,589,533	108,744
Estimated cost to deliver merchandise	—	139,183
Other long-term liabilities	20,423	14,721

Total liabilities	2,469,347	1,401,534

Commitments and contingencies (Note 19) Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,071,027 and 103,277,329 shares at October 31, 2001 and 2000, respectively	104,071	103,277
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2001 and 2000; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	675,310	673,658
Retained earnings (accumulated deficit)	(1,262)	407,398
Cumulative foreign translation adjustment	(26,957)	(103,553)
Unrealized depreciation of investments	(1,310)	(9,678)
Derivative financial instrument losses	(1,347)	—

Total shareholders’ equity	752,060	1,074,657

	$3,221,407	$2,476,191

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

						Unrealized
				Retained	Cumulative	Appreciation	Derivative
			Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common		Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock		Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 1998	$98,028	(1)	$492,177	$315,140	$(64,887)	$(1,168)	$—	$839,290
Comprehensive income (loss):
Net earnings				40,419				40,419
Other comprehensive loss:
Foreign translation adjustment					(265)			(265)
Unrealized depreciation of investments						(3,433)		(3,433)
Deferred income tax benefit on unrealized depreciation of investments						1,253		1,253

Total other comprehensive loss	—		—	—	(265)	(2,180)	—	(2,445)

Total comprehensive income (loss)	—		—	40,419	(265)	(2,180)	—	37,974
Sales and issuance of common stock	13,741		206,713					220,454
Subsidiaries acquired with common stock	19		281					300
Stock options exercised	11		91					102
Purchase and retirement of common stock	(5,580)		(27,371)					(32,951)
Dividends ($.08 per share)				(8,557)				(8,557)

Balance October 31, 1999	$106,219	(1)	$671,891	$347,002	$(65,152)	$(3,348)	$—	$1,056,612

Balance October 31, 1999	$106,219	(1)	$671,891	$347,002	$(65,152)	$(3,348)	$—	$1,056,612
Comprehensive income (loss):
Net earnings				66,794				66,794
Other comprehensive loss:
Foreign translation adjustment					(38,401)			(38,401)
Unrealized depreciation of investments						(9,969)		(9,969)
Deferred income tax benefit on unrealized depreciation of investments						3,639		3,639

Total other comprehensive loss	—		—	—	(38,401)	(6,330)	—	(44,731)

Total comprehensive income (loss)	—		—	66,794	(38,401)	(6,330)	—	22,063
Issuance of common stock	613		1,767					2,380
Dividends ($.06 per share)				(6,398)				(6,398)

Balance October 31, 2000	$106,832	(1)	$673,658	$407,398	$(103,553)	$(9,678)	$—	$1,074,657

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

						Unrealized
				Retained	Cumulative	Appreciation	Derivative
			Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common		Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock		Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 2000	$106,832	(1)	$673,658	$407,398	$(103,553)	$(9,678)	$—	$1,074,657
Comprehensive income (loss):
Net loss				(408,660)				(408,660)
Other comprehensive income (loss):
Foreign operations sold					74,754			74,754
Foreign translation adjustment					1,842			1,842
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101						8,494		8,494
Unrealized depreciation of investments						(205)		(205)
Deferred income tax benefit on unrealized depreciation of investments						79		79
Cumulative effect of change in accounting for derivative financial instrument							4,693	4,693
Unrealized loss on derivative instrument designated and qualifying as a cash flow hedging instrument							(6,040)	(6,040)

Total other comprehensive income (loss)	—		—	—	76,596	8,368	(1,347)	83,617

Total comprehensive income (loss)	—		—	(408,660)	76,596	8,368	(1,347)	(325,043)
Issuance of common stock	794		1,652					2,446

Balance October 31, 2001	$107,626	(1)	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060

(1)	Includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2001	2000	1999

Cash flows from operating activities:
Net earnings (loss)	$(408,660)	$66,794	$40,419
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	269,158	—	—
Extraordinary item — early extinguishment of debt, net	5,472	—	—
Cumulative effect of change in accounting principles, net	250,004	—	50,101
Depreciation and amortization	79,192	54,267	50,620
Provision for doubtful accounts	15,190	35,877	33,914
Net (gains) losses on sales of marketable securities	63	(1,079)	(4,221)
Loss on sale of assets, net	626	—	—
Provision (benefit) for deferred income taxes	(51,282)	9,001	11,139
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in other receivables	2,261	(20,897)	(108,610)
(Increase) decrease in deferred charges and intangible assets	1,565	(6,064)	(7,987)
(Increase) decrease in inventories and cemetery property	8,657	(8,336)	(18,831)
Increase (decrease) in accounts payable and accrued expenses	(2,526)	(6,751)	683
Change in prearranged activity	(19,786)	(17,687)	(10,807)
Prearranged acquisition costs	(33,668)	—	—
Increase in merchandise trust, less estimated cost to deliver merchandise	—	(39,541)	(28,761)
Increase (decrease) in other	806	3,967	(2,041)

Net cash provided by operating activities	117,072	69,551	5,618

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,544	65,100	42,240
Purchases of marketable securities and long-term investments	(1,920)	(13,771)	(26,185)
Proceeds from sale of assets, net	81,469	—	—
Purchases of subsidiaries, net of cash, seller financing and stock issued	—	(804)	(162,032)
Additions to property and equipment	(26,049)	(36,017)	(54,883)
Other	591	1,326	3,111

Net cash provided by (used in) investing activities	58,635	15,834	(197,749)

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2001	2000	1999

Cash flows from financing activities:
Funeral trust withdrawal	40,000	—	—
Proceeds from long-term debt	725,000	8,366	247,579
Repayments of long-term debt	(977,973)	(23,150)	(232,775)
Debt issue costs	(34,271)	—	—
Issuance of common stock	915	2,380	220,556
Purchase and retirement of common stock	—	—	(32,951)
Dividends	—	(6,398)	(8,557)

Net cash provided by (used in) financing activities	(246,329)	(18,802)	193,852

Effect of exchange rates on cash and cash equivalents	2,150	(5,865)	(1,577)

Net increase (decrease) in cash	(68,472)	60,718	144
Cash and cash equivalents, beginning of year	91,595	30,877	30,733

Cash and cash equivalents, end of year	$23,123	$91,595	$30,877

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$7,100	$30,400	$48,900
Interest	$56,700	$65,100	$51,400
Noncash investing and financing activities:
Subsidiaries acquired through seller financing	$—	$13,900	$1,600
Subsidiaries acquired with common stock	$—	$—	$300
Issuance of common stock to fund employee benefit plan	$1,531	$—	$—

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1) The Company

     Stewart Enterprises, Inc. (the “Company”) is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services at the time of need and on a preneed basis.

     As of October 31, 2001, the Company owned and operated 319 funeral homes and 151 cemeteries in 30 states within the United States and Puerto Rico, and 197 funeral homes and 8 cemeteries in Canada, Spain, Portugal, Argentina and France. For the year ended October 31, 2001, foreign operations contributed approximately 17 percent of total revenue and, as of October 31, 2001, represented approximately 5 percent of total assets. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands which consisted of 94 funeral homes and 2 cemeteries.

(2) Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 13 for a discussion of assets held for sale and liabilities associated with assets held for sale.

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

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities and long-term investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable rate debt is estimated using future cash flows discounted at market rates for similar types of borrowing

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

arrangements. The fair value of the Company’s long-term fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 14.

     (d)  Inventories

     Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories.

     (e)  Depreciation and Amortization

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 2001, 2000 and 1999, depreciation expense totaled approximately $28,967, $28,938 and $25,418, respectively.

     Goodwill, net, or costs in excess of net assets of companies acquired, totaled approximately $491,122 and $667,128 as of October 31, 2001 and 2000, respectively, and is amortized principally over 40 years using the straight-line method. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted expected future cash flows. Accumulated amortization included in net goodwill was $65,912 and $82,944 as of October 31, 2001 and 2000, respectively. The Company’s accounting for goodwill will change with the implementation of SFAS No. 142, “Goodwill and Other Intangibles,” as discussed in Note 3.

     (f)  Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders’ equity. Additionally, as discussed in Note 13, the Company realized comprehensive income and an increase to equity for the cumulative foreign currency translation related to the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands.

     (g)  Funeral Revenue

     The Company sells prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery.

     Commissions and other direct costs to acquire the prearranged funeral services and prearranged funeral merchandise sales are deferred and amortized as the funeral contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned, and net capital gains and losses realized by preneed funeral service trust funds or escrow accounts until the underlying service is delivered. Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds are available to the Company as funeral services and merchandise are delivered.

     Effective November 1, 2000, the Company changed its method of accounting for preneed funeral merchandise. Effective November 1, 1998, the Company changed its method of accounting for preneed funeral merchandise and services trust earnings. See the discussion of these accounting changes in Note 3.

     Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

     (h)  Cemetery Revenue

     Effective November 1, 2000, the Company changed its method of accounting for preneed sales of merchandise and cemetery services and cemetery merchandise trust earnings, as discussed in Note 3.

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust funds or escrow accounts. The Company defers all dividends and interest earned, and net capital gains and losses realized, by preneed cemetery merchandise and services trust funds or escrow accounts until the underlying merchandise is delivered. Principal and earnings are withdrawn only as the merchandise is delivered or contracts are cancelled.

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

     Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (i)  Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

     (j)  Earnings Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options) had been issued during each period as discussed in Note 16.

     (k)  Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements. These reclassifications had no effect on net earnings or shareholders’ equity. In fiscal year 2001, prearranged acquisition costs and the change in prearranged activity are included in the accompanying statements of cash flows. These cash flows have characteristics of cash flows both from operating and investing activities. For comparative purposes, prearranged activity, as previously reported, has been reclassified in the accompanying statement of cash flows and resulted in a decrease in cash flows from operating activities for the years ended October 31, 2000 and 1999 by $17,687 and $10,807, respectively, and an increase in cash flows from investing activities by a corresponding amount.

(3) Change in Accounting Principles

     (a)  SAB No. 101

     The Company reached a final resolution on discussions with the Securities and Exchange Commission on SAB No. 101 — “Revenue Recognition in Financial Statements” as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first fiscal quarter of 2001. The accounting for the Company’s preneed sales activities was affected as follows:

     For preneed sales of interment rights, the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

     For preneed sales of cemetery merchandise, primarily vaults and markers, and preneed sales of cemetery service fees, primarily openings and closings of burial sites and installations of markers, the associated revenue and certain costs to acquire the sale are deferred until the merchandise is delivered or the service is performed. Previously, the revenue and costs were recognized at the time the contract was executed with the customer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

     Cemetery merchandise trust earnings are deferred until the underlying merchandise is delivered. Previously, the earnings were recognized as earned in the trust.

     Accounting for preneed funeral service sales and earnings on preneed funeral merchandise and services trust funds was not affected, as those revenues were recognized upon delivery of funeral merchandise and services under the Company’s historical accounting methods.

     Preneed funeral merchandise sales, primarily caskets, and associated direct selling costs, primarily commissions and direct obtaining costs, are deferred until the merchandise is delivered, at which time they will be reflected in funeral revenue and funeral cost of sales, respectively. Previously, these sales and associated direct costs were recognized as funeral revenue and funeral cost of sales, respectively, when the contract was executed with the customer.

     The method of accounting for perpetual care trusts was not affected. Earnings on those trusts continue to be recognized as they are earned in the trusts to offset the costs of maintaining the Company’s cemeteries.

     The implementation of SAB No. 101 resulted in several changes to the Company’s balance sheet including the addition of two new categories: prearranged receivables and prearranged deferred revenue. Prearranged receivables are related to preneed sales of funeral and cemetery merchandise and services. Prearranged receivables represent the funds owed to the Company (1) from preneed funeral merchandise and services trusts and from preneed cemetery merchandise and services trusts, which represent amounts already paid by customers, and realized earnings on those amounts, (2) from customers and (3) from insurance companies. Prearranged deferred revenue represents the revenue the Company will recognize upon delivery of the preneed funeral and cemetery merchandise and services at the time of need. The net change in prearranged receivables and prearranged deferred revenue is recognized in the cash flow statement in the operating section as a change in prearranged activity.

     Prior to the adoption of SAB No. 101, neither the funeral trust assets nor the receivables related to preneed funerals were included on the balance sheet. Receivables due from customers related to preneed cemetery merchandise and services were previously included with other receivables on the balance sheet. The preneed cemetery merchandise and services trust asset was previously reported as an asset on the balance sheet and the estimated cost to deliver cemetery services and merchandise was reported as a liability on the balance sheet.

     All direct costs to acquire the sales of preneed funeral and cemetery merchandise and cemetery services are now included in deferred charges (asset). Previously, these costs were expensed as incurred. Also included in deferred charges are the costs to acquire preneed funeral service sales, which is consistent with the Company’s historical accounting methods. The cost to acquire all preneed merchandise and service sales are included in the operating section of the cash flow statement as prearranged acquisition costs.

     The Company filed a Form 8-K dated March 14, 2001 which describes in detail the new accounting methods as compared to its previous accounting methods.

     The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the year ended October 31, 2001 of $250,004 (net of a $166,669 income tax benefit), or $2.33 per share. The effect of the change in accounting principles for the year ended October 31, 2001 was an increase in net earnings of $14,317, or $.13 per share.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

     Additionally, the Company corrected the application of purchase price allocations related to certain prior period acquisitions. These non-SAB No. 101 adjustments were immaterial to the Company’s financial position and current and prior period results.

     (b)  1999 Change in Accounting Principle

     The Company changed the following accounting principle effective November 1, 1998:

     The Company began deferring all of the earnings realized by irrevocable prearranged funeral trust funds and escrow accounts until the underlying funeral service is delivered. Previously, the Company recognized a portion of those earnings and deferred the remainder to offset the estimated future effects of inflation.

     The cumulative effect of this change on prior years resulted in a decrease in net earnings for the year ended October 31, 1999 of $50,101 (net of a $28,798 income tax benefit), or $.47 per share. For the year ended October 31, 1999, the effect of the change in accounting principle in that year was a decrease in net earnings of $16,190, or $.15 per share.

     (c)  Other Changes

     Effective November 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” are amendments to the accounting and reporting standards of SFAS No. 133 and were adopted by the Company concurrently with SFAS No. 133.

     SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on November 1, 2000 did not have an impact on results of operations and resulted in $4,693 being recognized in other comprehensive income for the cumulative effect of a change in accounting for a derivative financial instrument. The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices.

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

     In accordance with SFAS No. 133, the Company accounts for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. The estimated fair value of the interest rate swap as of October 31, 2001, based on quoted market prices, was an after-tax charge to comprehensive income of ($1,347). The timing of the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

swap is simultaneous with the timing of the variable interest payments. Therefore, interest expense in the accompanying financial statements includes amounts related to the underlying hedged debt and to the swap.

     In 2000, the Financial Accounting Standards Board (“FASB” or the “Board”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have an impact on the Company’s results of operations or financial condition for the year ended October 31, 2001.

     On June 29, 2001, the FASB approved its proposed SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final statement. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. That change in accounting principle must be recognized by fiscal year end. Impairment losses recognized as a result of an impairment test occurring subsequent to the first six months after adoption will be included in operating income. The unamortized balance of any existing negative goodwill will be written off upon adoption of SFAS No. 142 and treated as a change in accounting principle. Goodwill of a reporting unit must be tested for impairment after the initial adoption of the Statement on an annual basis, and must be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS No. 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS No. 142 must be adopted at the beginning of a fiscal year. Therefore, the Company can elect to early adopt the provisions of SFAS No. 142 in the first quarter of fiscal year 2002 or adopt the provisions in the first quarter of fiscal year 2003. The Company intends to adopt them in the first quarter of fiscal year 2002. Without clear guidance as to the constitution of a reporting unit, the Company’s initial understanding was that a reporting unit could range from an individual facility level to a regional level. Consequently, the Company preliminarily estimated that it would incur a pre-tax noncash impairment charge of between $100,000 to $300,000 for its domestic operations. Since the Company’s initial analysis, there has been clarification and guidance on the application of this pronouncement, including guidance related to the determination of a reporting unit. This clarification has resulted in the Company’s evaluation of goodwill at the funeral and cemetery segment level, which it believes constitutes the Company’s reporting unit. Accordingly, the Company believes that the adoption of SFAS No. 142 in the first quarter of 2002 will not result in a material impairment charge. The Company’s foreign operations will not be affected as they have been previously marked to fair

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

value. The Company’s amortization of goodwill amounted to $19,291 ($14,428 related to domestic operations) in fiscal year 2001.

     At the end of June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the diversity in practice for recognizing asset retirement obligations (“ARO’s”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, although early application is encouraged. The Company believes that the adoption of SFAS No. 143 will not have any impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have any impact on its financial position or results of operations.

(4) Acquisition of Subsidiaries

     The following table reflects the Company’s acquisition activity during the past three fiscal years:

	Businesses Acquired

	Funeral Homes	Cemeteries

Fiscal year 2001	—	—
Fiscal year 2000	—	4
Fiscal year 1999	83	17

     These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

     Throughout fiscal years 2000 and 2001, the Company has focused on liquidity, leverage and cash flow. As a result, the Company’s acquisition activity has ceased, and the Company has no pending acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Acquisition of Subsidiaries—(Continued)

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during fiscal year 2000 as if such acquisitions had taken place at the beginning of the respective periods presented. There were no acquisitions in fiscal year 2001. Appropriate adjustments have been made to reflect the accounting basis used in recording acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

	Year Ended October 31,

	2000	1999

	(Unaudited)
Revenues	$735,064	$760,491

Operating earnings	$159,309	$191,794

Earnings before cumulative effect of change in accounting principle	$66,811	$90,827

Net earnings	$66,811	$40,726

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.63	$.85

Net earnings	$.63	$.38

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.63	$.84

Net earnings	$.63	$.38

Weighted average common shares outstanding (in thousands):
Basic	106,600	107,452

Diluted	106,603	107,834

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Acquisition of Subsidiaries—(Continued)

     The effect of acquisitions at dates of purchase on the consolidated financial statements was as follows:

	Year Ended October 31,

	2000	1999

Current assets	$14,878	$24,730
Receivables due beyond one year	—	70
Cemetery property	2,630	25,131
Property and equipment, net	3,652	33,751
Deferred charges and other assets	4,960	2,076
Goodwill	30,274	125,924
Deferred tax asset	2,689	—
Current liabilities	(526)	(18,450)
Long-term debt	(13,898)	(14,249)
Deferred income taxes	—	(5,317)
Deferred revenue	(41,485)	(6,942)
Other long-term liabilities	(2,370)	(4,392)

	804	162,332
Common stock used for acquisitions	—	300

Cash used for acquisitions	$804	$162,032

(5) Prearranged Receivables and Prearranged Deferred Revenue

     The implementation of SAB No. 101 resulted in the addition of two categories to the balance sheet: prearranged receivables and prearranged deferred revenue. Consequently, this disclosure is provided as of October 31, 2001 only and is not applicable as of October 31, 2000. See Notes 6 and 7 for a discussion of prearranged funeral and cemetery trust fund and escrow accounts in fiscal year 2000.

     Prearranged Receivables

     Prearranged receivables are comprised of funds owed to the Company for the preneed sale of funeral and cemetery merchandise and services (1) from preneed funeral merchandise and service trusts and from preneed cemetery merchandise and service trusts, which represent amounts already paid by customers and realized earnings on those amounts, (2) from customers and (3) from insurance companies.

     As of October 31, 2001, prearranged receivables were comprised of the following:

Amounts due from preneed funeral trust and escrow accounts	$505,096
Amounts due from preneed cemetery merchandise trust funds and escrow accounts	219,270
Amounts due from customers	199,619
Amounts due from insurance companies	274,759

Total prearranged receivables	$1,198,744

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)

     As of October 31, 2001, amounts due from preneed funeral trust and escrow accounts are comprised of the following investments:

U.S. Government, agencies and municipalities	$10,993
Canadian Government, agencies and municipalities	29,574
Corporate bonds	69,579
Preferred stocks	73,859
Common stocks	242,925
Money market funds and other short-term investments	117,133
less Canadian funeral trust investments held for sale	(38,967)

Total value at cost	505,096
Net unrealized depreciation	(65,876)

Total value at market	$439,220

     As of October 31, 2001, amounts due from preneed cemetery merchandise trust fund and escrow accounts are comprised of the following investments:

U.S. Government, agencies and municipalities	$3,172
Corporate bonds	46,078
Preferred stocks	23,789
Common stocks	112,870
Money market funds and other short-term investments	33,361

Total value at cost	219,270
Net unrealized depreciation	(38,980)

Total value at market	$180,290

     The amounts due from customers represent installment contracts bearing interest at prevailing rates. The Company also has similar installment contracts for the preneed sale of cemetery property as discussed in Note 10. The total finance charges earned related to preneed funeral and cemetery merchandise and services, as well as preneed cemetery property, amounted to $23,660, $27,141 and $26,274 for fiscal years 2001, 2000 and 1999, respectively. Finance charges earned are included in funeral and cemetery revenue.

     Prearranged Deferred Revenue

     As of October 31, 2001, prearranged deferred revenue was comprised of the following:

Prearranged deferred funeral service and merchandise revenue	$1,035,265
Prearranged deferred cemetery property, merchandise and service revenue	554,268

Total prearranged deferred revenue	$1,589,533

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)

     The prearranged deferred funeral service and merchandise revenue includes $274,759 related to insurance-funded sales. Both the prearranged deferred funeral service and merchandise revenue and prearranged deferred cemetery property, merchandise and service revenue include deferred trust earnings as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Current Accounting for Trust and Escrow Account Earnings.”

(6) Prearranged Funeral Services

     The following summary reflects prearranged funeral services sold, but not yet delivered, which are funded with trusts, escrow accounts and insurance and related prearranged funeral trust fund and escrow account balances. The trust and insurance-funded balances are not reflected in the accompanying consolidated financial statements as of October 31, 2000. Amounts which represent the Company’s voluntary deposits into escrow accounts in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required aggregated $4,203 as of October 31, 2000, and are classified as long-term investments. The following footnote is not applicable after the implementation of SAB No. 101. Consequently, this disclosure relates only to fiscal year 2000. See Note 5 for a discussion of prearranged funeral services after the implementation of SAB No. 101.

     Amounts deposited in the trust funds and escrow accounts and funded through insurance are available to the Company when the services are performed. Funds held in trust or escrow are invested, and earnings (including net realized capital gains or losses) realized on irrevocable trust funds and escrow accounts are deferred until the underlying funeral service is delivered, in accordance with the Company’s change in accounting method effective November 1, 1998. The following balances include investments held by foreign operations owned in fiscal year 2000.

October 31,
2000

Trust or escrow funded:
Prearranged funeral services sold, but not delivered, at face value	$610,113

Investments at market value	$614,454
Receivables to be collected on prearranged funeral service contracts	116,832

$731,286

Insurance-funded and other prearranged funeral services	$259,589

Investments consist of:
U.S. Government, agencies and municipalities	$30,649
Canadian Government, agencies and municipalities	30,866
Corporate bonds	82,955
Preferred stocks	60,611
Common stocks	185,839
Money market funds and other short-term investments	169,659
Short-term fixed income foreign investments	52,124

Total value at cost	612,703
Net unrealized appreciation	1,751

Total value at market	$614,454

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(7) Cemetery Trust Funds and Escrow Accounts

     The following summary reflects the Company’s merchandise trust fund and escrow account balances, as well as merchandise sold, but undelivered, at current cost as of October 31, 2000. The cemetery merchandise discussion below is not applicable after the implementation of SAB No. 101. Consequently, this disclosure relates only to fiscal year 2000. See Note 5 for a discussion of prearranged cemetery merchandise trust fund and escrow accounts after the implementation of SAB No. 101.

     Amounts deposited in the trust funds and escrow accounts are available to the Company when the services and merchandise are delivered. Under the Company’s accounting methods in effect in fiscal year 2000, trust earnings of $21,021 were included in cemetery revenue for fiscal year 2000.

October 31,
2000

Merchandise trust funds and escrow accounts:
Merchandise sold, but not delivered, at current cost	$139,183

Investments at market value	$234,752
Amounts to be collected on merchandise contracts	60,510

$295,262

Investments consist of:
U.S. Government, agencies and municipalities	$12,536
Corporate bonds	53,953
Preferred stocks	24,336
Common stocks	105,669
Money market funds and other short-term investments	51,540

Total value at cost	248,034
Net unrealized depreciation	(13,282)

Total value at market	$234,752

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(7) Cemetery Trust Funds and Escrow Accounts—(Continued)

     The following summary reflects the Company’s perpetual care trust fund and escrow account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements. Funds held in trust or escrow are invested, and the earnings withdrawn from the trust funds and escrow accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 2001, 2000 and 1999, such withdrawals, included in cemetery revenue, totaled $14,454, $16,630 and $14,470, respectively. The accounting for perpetual care trust funds was not impacted by SAB No. 101. Consequently, this disclosure is applicable for fiscal years 2001 and 2000.

	October 31,

	2001	2000

Perpetual care trust funds and escrow accounts:
Investments at market value	$194,999	$213,588
Amounts to be collected under existing agreements	8,429	10,413

	$203,428	$224,001

Investments consist of:
U.S. Government, agencies and municipalities	$8,140	$14,190
Corporate bonds	27,317	49,096
Preferred stocks	54,956	18,897
Common stocks	87,458	67,549
Money market funds and other short-term investments	32,584	55,744

Total value at cost	210,455	205,476
Net unrealized appreciation (depreciation)	(15,456)	8,112

Total value at market	$194,999	$213,588

(8) Cash and Cash Equivalent Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits. The October 31, 2001 balances below include $5,072 of cash and cash equivalent investments of assets held for sale.

	October 31,

	2001	2000

Cash	$21,706	$69,594
Cash equivalent investments	1,417	22,001

	$23,123	$91,595

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(9) Marketable Securities and Long-term Investments

     The market value of marketable securities as of October 31, 2001 was $2,614, which included gross unrealized losses of $2,071. The market value of marketable securities as of October 31, 2000 was $7,273, which included gross unrealized losses of $1,893. The Company realized net losses on the sales of securities of $63 for the year ended October 31, 2001, and realized net gains on the sales of securities of $1,079 and $4,221 for the years ended October 31, 2000 and 1999, respectively. The cost of securities sold was determined by using the average cost method.

     There were no amounts classified as long-term investments as of October 31, 2001. The market value of long-term investments as of October 31, 2000 was $4,203 which included gross unrealized gains of $28 and no gross unrealized losses. There were no amounts classified as long-term investments that were invested in debt securities as of October 31, 2000. See Notes 6 and 7 which include details of the Company’s long-term investments.

(10) Receivables

	October 31,

	2001	2000

Current receivables are summarized as follows:
Installment contracts due within one year	$34,653	$93,061
Trade accounts, notes and other	28,105	49,582
Allowance for sales cancellations and doubtful accounts	(5,348)	(9,924)
Amounts to be collected for perpetual care funds	(2,309)	(5,913)

	55,101	126,806
Funeral receivables	20,721	50,668

Net current receivables	$75,822	$177,474

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$95,762	$238,433
Allowance for sales cancellations and doubtful accounts	(8,875)	(16,860)
Amounts to be collected for perpetual care funds	(6,120)	(4,500)

Net long-term receivables	$80,767	$217,073

     In fiscal year 2000, installment contracts due within one year and due beyond one year included receivables on the Company’s preneed cemetery merchandise, service and property sales. With the implementation of accounting changes effective November 1, 2000, installment contracts due within one year and due beyond one year in fiscal year 2001 include receivables in the Company’s preneed cemetery property sales only. Receivables on preneed cemetery merchandise and service sales in fiscal year 2001 are included in prearranged receivables as discussed in Note 5.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Receivables—(Continued)

     The Company’s receivables as of October 31, 2001 are expected to mature as follows:

Years ending October 31,
2002	$75,822
2003	11,635
2004	11,110
2005	11,215
2006	9,438
Thereafter	37,369

$156,589

(11) Inventories and Cemetery Property

     Inventories are comprised of the following:

	October 31,

	2001	2000

Developed cemetery property	$14,727	$18,248
Merchandise and supplies	32,341	32,801

	$47,068	$51,049

     Cemetery property is comprised of the following:

	October 31,

	2001	2000

Developed cemetery property	$82,840	$94,382
Undeveloped cemetery property	303,162	347,264

	$386,002	$441,646

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of October 31, 2001 and 2000, and for the three fiscal years ended October 31, 2001, 2000 and 1999, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$280,315	$129,938	$—	$410,253
Cemetery	—	224,137	32,543	—	256,680

	—	504,452	162,481	—	666,933

Costs and expenses:
Funeral	—	215,682	102,926	—	318,608
Cemetery	—	164,436	32,684	18	197,138

	—	380,118	135,610	18	515,746

Gross profit	—	124,334	26,871	(18)	151,187
Corporate general and administrative expenses	17,978	42	—	—	18,020
Loss on assets held for sale and other charges	—	29,430	239,728	—	269,158

Operating earnings (loss)	(17,978)	94,862	(212,857)	(18)	(135,991)
Interest income (expense), net	72,118	(89,810)	(45,880)	5,212	(58,360)
Other income, net	2,791	5,658	3,933	(5,212)	7,170

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	56,931	10,710	(254,804)	(18)	(187,181)
Income tax benefit	(29,528)	(414)	(4,049)	(6)	(33,997)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	86,459	11,124	(250,755)	(12)	(153,184)
Extraordinary item — early extinguishment of debt	(5,472)	—	—	—	(5,472)
Cumulative effect of change in accounting principles	—	(214,356)	(35,648)	—	(250,004)

Net earnings (loss) before equity loss in subsidiaries	80,987	(203,232)	(286,403)	(12)	(408,660)

Equity loss in subsidiaries	(489,647)	—	—	489,647	—

Net loss	(408,660)	(203,232)	(286,403)	489,635	(408,660)
Other comprehensive income (loss), net	(145)	7,166	76,596	—	83,617

Comprehensive loss	$(408,805)	$(196,066)	$(209,807)	$489,635	$(325,043)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$286,080	$165,772	$—	$451,852
Cemetery	—	248,434	34,515	—	282,949

	—	534,514	200,287	—	734,801

Costs and expenses:
Funeral	(250)	209,611	125,802	—	335,163
Cemetery	—	186,436	34,155	7	220,598

	(250)	396,047	159,957	7	555,761

Gross profit	250	138,467	40,330	(7)	179,040
Corporate general and administrative expenses	19,810	—	—	(47)	19,763

Operating earnings (loss)	(19,560)	138,467	40,330	40	159,277
Interest income (expense), net	55,571	(79,665)	(37,300)	5,110	(56,284)
Other income, net	1,790	2,505	2,852	(4,953)	2,194

Earnings before income taxes	37,801	61,307	5,882	197	105,187
Income tax expense	12,589	23,728	2,003	73	38,393

Net earnings before equity in subsidiaries	25,212	37,579	3,879	124	66,794

Equity in subsidiaries	41,582	—	—	(41,582)	—

Net earnings	66,794	37,579	3,879	(41,458)	66,794
Other comprehensive loss, net	(1,202)	(5,128)	(38,401)	—	(44,731)

Comprehensive income (loss)	$65,592	$32,451	$(34,522)	$(41,458)	$22,063

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 1999

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$281,865	$164,012	$—	$445,877
Cemetery	—	267,696	42,535	—	310,231

	—	549,561	206,547	—	756,108

Costs and expenses:
Funeral	(250)	193,412	125,840	—	319,002
Cemetery	—	190,885	35,768	52	226,705

	(250)	384,297	161,608	52	545,707

Gross profit	250	165,264	44,939	(52)	210,401
Corporate general and administrative expenses	16,763	2,426	—	(28)	19,161

Operating earnings (loss)	(16,513)	162,838	44,939	(24)	191,240
Interest income (expense), net	48,413	(69,563)	(31,024)	—	(52,174)
Other income (expense), net	(46)	345	3,186	—	3,485

Earnings before income taxes and cumulative effect of change in accounting principle	31,854	93,620	17,101	(24)	142,551
Income tax expense	14,093	32,823	5,115	—	52,031

Earnings before cumulative effect of change in accounting principle	17,761	60,797	11,986	(24)	90,520
Cumulative effect of change in accounting principle	—	(45,442)	(4,659)	—	(50,101)

Net earnings before equity in subsidiaries	17,761	15,355	7,327	(24)	40,419

Equity in subsidiaries	22,658	—	—	(22,658)	—

Net earnings	40,419	15,355	7,327	(22,682)	40,419
Other comprehensive loss, net	—	(1,827)	(618)	—	(2,445)

Comprehensive income	$40,419	$13,528	$6,709	$(22,682)	$37,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$22,537	$(5,636)	$6,222	$—	$23,123
Marketable securities	727	115	1,772	—	2,614
Receivables, net of allowances	9,006	50,345	16,471	—	75,822
Inventories	281	35,062	11,725	—	47,068
Prepaid expenses	629	1,506	73	—	2,208
Deferred income taxes	307	(1,805)	15,433	—	13,935
Assets held for sale	—	17,238	147,273	—	164,511

Total current assets	33,487	96,825	198,969	—	329,281
Receivables due beyond one year, net of allowances	—	44,402	36,365	—	80,767
Prearranged receivables	—	1,176,189	22,555	—	1,198,744
Goodwill, net	—	451,455	39,667	—	491,122
Deferred charges	8,519	229,495	19,117	—	257,131
Cemetery property, at cost	—	362,767	23,235	—	386,002
Property and equipment, at cost	26,512	422,370	41,049	—	489,931
Less accumulated depreciation	9,912	127,053	9,512	—	146,477

Net property and equipment	16,600	295,317	31,537	—	343,454
Deferred income taxes	60,847	73,219	(2,062)	—	132,004
Investment in subsidiaries	8,180	—	—	(8,180)	—
Other assets	1,867	1,035	—	—	2,902

	$129,500	$2,730,704	$369,383	$(8,180)	$3,221,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,828	$—	$—	$—	$6,828
Accounts payable	(265)	4,933	1,405	—	6,073
Accrued expenses	20,866	33,058	4,962	—	58,886
Liabilities associated with assets held for sale	—	7,844	95,724	—	103,568

Total current liabilities	27,429	45,835	102,091	—	175,355
Long-term debt, less current maturities	654,036	—	30,000	—	684,036
Intercompany payables, net	(1,344,251)	1,088,317	255,934	—	—
Prearranged deferred revenue	250	1,499,128	90,155	—	1,589,533
Other long-term liabilities	11,709	8,714	—	—	20,423

Total liabilities	(650,827)	2,641,994	478,180	—	2,469,347

Common stock	107,626	336	53	(389)	107,626
Other	674,048	89,684	(81,893)	(7,791)	674,048
Accumulated other comprehensive loss	(1,347)	(1,310)	(26,957)	—	(29,614)

Total shareholders’ equity (deficit)	780,327	88,710	(108,797)	(8,180)	752,060

	$129,500	$2,730,704	$369,383	$(8,180)	$3,221,407

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$59,862	$(299)	$32,032	$—	$91,595
Marketable securities	5,356	190	1,727	—	7,273
Receivables, net of allowances	1,004	122,232	54,238	—	177,474
Inventories	383	34,867	15,799	—	51,049
Prepaid expenses	769	1,941	1,353	—	4,063

Total current assets	67,374	158,931	105,149	—	331,454
Receivables due beyond one year, net of allowances	—	152,093	64,980	—	217,073
Goodwill, net	191	456,738	210,199	—	667,128
Deferred charges	2,007	109,142	16,343	—	127,492
Cemetery property, at cost	—	377,898	63,748	—	441,646
Property and equipment, at cost	24,768	422,609	145,675	96	593,148
Less accumulated depreciation	6,924	113,325	24,900	70	145,219

Net property and equipment	17,844	309,284	120,775	26	447,929
Merchandise trust asset	—	261,515	(26,763)	—	234,752
Investment in subsidiaries	306,194	—	—	(306,194)	—
Other assets	1,505	1,785	5,427	—	8,717

	$395,115	$1,827,386	$559,858	$(306,168)	$2,476,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$29,857	$—	$—	$—	$29,857
Accounts payable	299	3,988	16,026	29	20,342
Accrued expenses	14,572	43,409	11,181	(136)	69,026
Income taxes payable	(13,796)	3,448	12,031	(1,683)	—
Deferred income taxes	(307)	14,695	2,425	(1,562)	15,251

Total current liabilities	30,625	65,540	41,663	(3,352)	134,476
Long-term debt, less current maturities	836,385	—	84,285	—	920,670
Intercompany payables, net	(1,672,481)	1,194,997	473,017	4,467	—
Deferred income taxes	13,400	71,857	(276)	(1,241)	83,740
Prearranged deferred revenue	500	64,664	43,580	—	108,744
Estimated cost to deliver merchandise	—	139,183	—	—	139,183
Other long-term liabilities	—	6,481	8,088	152	14,721

Total liabilities	(791,571)	1,542,722	650,357	26	1,401,534

Common stock	106,832	224	53	(277)	106,832
Other	1,081,056	292,916	13,001	(305,917)	1,081,056
Accumulated other comprehensive loss	(1,202)	(8,476)	(103,553)	—	(113,231)

Total shareholders’ equity (deficit)	1,186,686	284,664	(90,499)	(306,194)	1,074,657

	$395,115	$1,827,386	$559,858	$(306,168)	$2,476,191

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$73,136	$71,639	$(32,170)	$4,467	$117,072

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	4,464	80	—	4,544
Purchases of marketable securities and long-term investments	(16)	—	(1,904)	—	(1,920)
Proceeds from sale of assets, net	74,131	7,338	—	—	81,469
Additions to property and equipment	—	(23,295)	(2,754)	—	(26,049)
Other	(997)	1,197	391	—	591

Net cash provided by (used in) investing activities	73,118	(10,296)	(4,187)	—	58,635

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—	—	40,000
Proceeds from long-term debt	725,000	—	—	—	725,000
Repayments of long-term debt	(927,503)	—	(50,470)	—	(977,973)
Intercompany receivables (payables)	52,280	(106,680)	58,867	(4,467)	—
Debt issue costs	(34,271)	—	—	—	(34,271)
Issuance of common stock	915	—	—	—	915

Net cash provided by (used in) financing activities	(183,579)	(66,680)	8,397	(4,467)	(246,329)

Effect of exchange rates on cash and cash equivalents	—	—	2,150	—	2,150

Net decrease in cash	(37,325)	(5,337)	(25,810)	—	(68,472)
Cash and cash equivalents, beginning of period	59,862	(299)	32,032	—	91,595

Cash and cash equivalents, end of period	$22,537	$(5,636)	$6,222	$—	$23,123

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$39,948	$25,098	$5,005	$(500)	$69,551

Cash flows from investing activities:
Proceeds from sales of marketable securities	2,990	45,624	16,486	—	65,100
Purchases of marketable securities and long-term investments	(5,426)	(4,285)	(4,060)	—	(13,771)
Purchases of subsidiaries, net of cash, seller financing and stock issued	—	(804)	—	—	(804)
Additions to property and equipment	(2,936)	(28,669)	(4,412)	—	(36,017)
Other	—	1,192	134	—	1,326

Net cash provided by (used in) investing activities	(5,372)	13,058	8,148	—	15,834

Cash flows from financing activities:
Proceeds from long-term debt	8,366	—	—	—	8,366
Repayments of long-term debt	(12,344)	—	(10,806)	—	(23,150)
Intercompany receivables (payables)	21,593	(40,104)	18,011	500	—
Issuance of common stock	2,380	—	—	—	2,380
Dividends	(6,398)	—	—	—	(6,398)

Net cash provided by (used in) financing activities	13,597	(40,104)	7,205	500	(18,802)

Effect of exchange rates on cash and cash equivalents	—	—	(5,865)	—	(5,865)

Net increase (decrease) in cash	48,173	(1,948)	14,493	—	60,718
Cash and cash equivalents, beginning of period	11,689	1,649	17,539	—	30,877

Cash and cash equivalents, end of period	$59,862	$(299)	$32,032	$—	$91,595

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 1999

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$93,251	$(75,363)	$(12,320)	$50	$5,618

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	14,740	27,500	—	42,240
Purchases of marketable securities and long-term investments	(2,992)	(17,126)	(6,067)	—	(26,185)
Purchases of subsidiaries, net of cash, seller financing and stock issued	—	(133,554)	(28,478)	—	(162,032)
Additions to property and equipment	(10,891)	(29,238)	(14,754)	—	(54,883)
Other	—	519	2,592	—	3,111

Net cash used in investing activities	(13,883)	(164,659)	(19,207)	—	(197,749)

Cash flows from financing activities:
Proceeds from long-term debt	246,573	—	1,006	—	247,579
Repayments of long-term debt	(231,995)	—	(780)	—	(232,775)
Intercompany receivables (payables)	(269,902)	240,238	29,714	(50)	—
Issuance of common stock	220,556	—	—	—	220,556
Purchase and retirement of common stock	(32,951)	—	—	—	(32,951)
Dividends	(8,557)	—	—	—	(8,557)

Net cash provided by (used in) financing activities	(76,276)	240,238	29,940	(50)	193,852

Effect of exchange rates on cash and cash equivalents	—	—	(1,577)	—	(1,577)

Net increase (decrease) in cash	3,092	216	(3,164)	—	144
Cash and cash equivalents, beginning of period	8,597	1,433	20,703	—	30,733

Cash and cash equivalents, end of period	$11,689	$1,649	$17,539	$—	$30,877

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Loss on Assets Held for Sale and Other Charges

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

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. An entity must review for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All long-lived assets to be disposed of that are not covered by APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and for which management, having the authority to approve the action, has committed to a plan to dispose of the assets, must be reported at the lower of carrying amount or fair value less cost to sell.

     Based on its progress at that time and management’s and the Board of Directors’ decision to proceed with the sales of its foreign operations and certain domestic assets if acceptable prices and terms could be obtained, in the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon current offers from interested parties or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pre-tax noncash charge to earnings of $269,158 ($205,089 after-tax, of which $187,329 related to foreign operations).

     The portion of the charge to equity in the third quarter of fiscal year 2001 that related to foreign operations was equal to the entire foreign-related after-tax charge to earnings of $187,329. However, the Company has already reduced equity for the cumulative foreign translation adjustment incurred in each period that it has owned these businesses. Therefore, in the periods in which the sale of each of the foreign operations is consummated, the cumulative foreign translation adjustment relating to the operation sold will be reversed and included in comprehensive income, resulting in a corresponding increase in equity. The Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations in the fourth quarter of fiscal year 2001. As such, in the fourth fiscal quarter, the Company realized comprehensive income and an increase to equity for the cumulative foreign currency translation related to these operations, which equals $74,754. The remainder of the approximately $26,957 cumulative foreign translation adjustment would be reversed upon completion of the sale of the Company’s French, Spanish, Portuguese and Canadian operations.

     The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” In the consolidated statement of earnings, the impairment charges related to these writedowns and the writedowns of the noncompetition agreements are reflected in the “loss on assets held for sale and other charges” line item.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Loss on Assets Held for Sale and Other Charges—(Continued)

     At October 31, 2001, the assets held for sale (excluding $5,072 of cash and cash equivalent investments of the operations held for sale) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of all of the Company’s foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. A summary of the assets and liabilities included in these line items is as follows:

October 31, 2001

Assets
Receivables, net of allowances	$35,762
Inventories and other current assets	6,080
Net property and equipment	47,690
Prearranged receivables	43,481
Goodwill, net	8,719
Deferred charges and other assets	13,753
Cemetery property, at cost	8,731
Long-term investments	295

Assets held for sale	$164,511

Liabilities
Current liabilities	$22,136
Deferred income taxes	9,362
Prearranged deferred revenue	62,376
Long-term debt	2,603
Other long-term liabilities	7,091

Liabilities associated with assets held for sale	$103,568

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the years ended October 31, 2001, 2000 and 1999 were as follows:

	Year Ended October 31,

	2001	2000	1999

Revenues	$121,186	$155,568	$161,825

Operating earnings	$15,213	$22,596	$28,487

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Long-term Debt

	October 31,	October 31,
	2001	2000

Long-term debt:
Unsecured revolving credit facility	$—	$529,000
Senior secured credit facility:
Revolving credit facility	—	—
Term Loan B	270,000	—
6.40% ROARS	102,096	204,781
6.70% Notes	100	100,000
Privately held senior notes	—	88,572
10.75% senior subordinated notes due 2008	300,000	—
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 6.6% and 6.4% as of October 31, 2001 and 2000, respectively, partially secured by assets of subsidiaries, with maturities through 2023	21,271	28,174

Total long-term debt	693,467	950,527
Less debt associated with assets held for sale	2,603	—
Less current maturities	6,828	29,857

	$684,036	$920,670

     On June 29, 2001, the Company completed refinancing transactions that retired (1) the $600,000 unsecured revolving credit facility under which $442,000 was outstanding, which was scheduled to mature on April 30, 2002, (2) $99,900 of the 6.70 percent Notes which mature in 2003, (3) $100,103 of the 6.40 percent ROARS which will mature or be remarketed in 2003, subject to market conditions and (4) $64,762 of privately held senior notes, which had varying maturities from fiscal years 2002 through 2007. These amounts constituted all of the Company’s long-term debt, except for $99,997 in publicly held senior notes that remain outstanding and $23,697 of debt incurred or assumed in connection with acquisitions, of which $21,271 remains outstanding. The Company also incurred charges in the third quarter of fiscal year 2001 in the amount of $5,472 (net of a $3,648 income tax benefit) relating to the early extinguishment of debt.

     The new financing consisted of a $550,000 senior secured credit facility and $300,000 of senior subordinated notes. The senior secured credit facility consists of (1) a $175,000 four-year revolving credit facility (on which the Company had drawn $50,000 at the closing of the refinancing transactions), (2) a $75,000 18-month asset sale term loan and (3) a $300,000 five-year Term Loan B.

     The $75,000 18-month asset sale term loan was outstanding upon the completion of the refinancing transactions, and it was repaid in full in August 2001. The $50,000 outstanding under the revolving credit facility was repaid in full by October 31, 2001. The $300,000 Term Loan B was outstanding upon the completion of the refinancing transactions, and $30,000 in prepayments were made in October 2001. The following annual amounts will be amortized on a quarterly basis each fiscal year for Term Loan B: $2,500 per year for 2002 and 2003, $3,906 for 2004, $69,844 for 2005 and $191,250 for 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

     The applicable margins for Eurodollar rate loans under the revolving credit facility and Term Loan B are generally subject to quarterly adjustments based upon the Company’s consolidated leverage ratio. The applicable margins range from 200 to 275 basis points for revolving loans and 312.5 to 337.5 basis points for Term Loan B. In addition, the Company will pay a commitment fee of 50.0 to 62.5 basis points, based on the Company’s consolidated leverage ratio, on the unused portion of the revolving credit facility. In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200,000. Under the terms of the agreement, effective March 4, 1999, the Company pays a fixed rate of 4.915 percent and receives three-month LIBOR. The swap expires on March 4, 2002 at which time the $200,000 becomes subject to short-term variable interest rates. As of October 31, 2001, the Company had $270,000 outstanding under its Term Loan B, $70,000 of which was not hedged by the interest rate swap agreement and was subject to short-term variable interest rates averaging approximately 5.6 percent.

     The new senior secured credit facility contains affirmative and negative covenants. The covenants include required reserves, mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings, limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions, limitations on lease payments, limitations on negative pledges and limitations on transactions with affiliates. In addition, the credit agreement contains the following financial covenants: (1) a maximum leverage ratio, (2) a minimum fixed charge coverage ratio and (3) a minimum interest coverage ratio. The financial covenants are required to be calculated on a consolidated basis after giving pro forma effect to permitted asset dispositions and acquisitions. Capital expenditures are limited to $35,000 in fiscal year 2001, $45,000 in fiscal year 2002, $50,000 in fiscal year 2003 and $55,000 for each fiscal year thereafter, with a provision for the carryover of certain unused amounts under certain circumstances.

     The Company’s obligations under the new senior secured credit facility are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. The remaining 6.70 percent Notes and 6.40 percent ROARS are not guaranteed by the Company’s subsidiaries.

     All obligations under the new senior secured credit facility, including the guarantees, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than directors qualifying shares) of all direct existing and future foreign subsidiaries and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

     In December 1996, the Company issued $100,000 of 6.70 percent Notes due 2003. In connection with the refinancing transactions described above, the Company repurchased $99,900 of these Notes on June 29, 2001. The remaining 6.70 percent Notes are now secured equally and ratably with the new senior secured credit facility. The 6.70 percent Notes are not redeemable prior to maturity and are not entitled to the benefit of any mandatory redemption or sinking fund. Interest on the 6.70 percent Notes is payable semi-annually on December 1 and June 1 of each year. As of October 31, 2001 and 2000, the carrying value of these notes, including accrued interest, was $103 and $102,773, whereas the fair value was $102 and $65,573, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

     In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities (“ROARS”) due May 1, 2013 (remarketing date May 1, 2003). In connection with the refinancing transactions described above, the Company repurchased $100,103 of the ROARS on June 29, 2001. The remaining 6.40 percent ROARS are now secured equally and ratably with the new senior secured credit facility. Interest on the 6.40 percent ROARS is payable semi-annually on November 1 and May 1 of each year. Outstanding 6.40 percent ROARS must be redeemed by the Company or remarketed by the remarketing dealer on May 1, 2003. If the remarketing dealer does not elect to remarket the 6.40 percent ROARS, the Company must redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest. If the remarketing dealer elects to remarket the 6.40 percent ROARS, the Company may override that election by choosing to redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest, in which case the Company will be obligated to pay the remarketing dealer the value of its remarketing right, which was $6,876 as of October 31, 2001. If the 6.40 percent ROARS are remarketed, holders immediately prior to May 1, 2003 must tender them to the remarketing dealer for purchase on May 1, 2003 for a purchase price of 100 percent of their principal amount plus accrued interest. Except as described above, the 6.40 percent ROARS are not redeemable prior to maturity and are not entitled to the benefit of any mandatory redemption or sinking fund. If remarketed, the 6.40 percent ROARS will become due May 1, 2013, and the coupon for the remaining term will be 5.44 percent (which was the 10-year United States Treasury rate at the time of initial issuance) plus the Company’s then current credit spread. As of October 31, 2001 and 2000, the carrying value of these notes, including accrued interest and the unamortized portion of the remarketing option premium, was $105,293 and $211,146, whereas the fair value was $105,704 and $136,444, respectively.

     The indenture governing the 6.40 percent ROARS and 6.70 percent Notes contains covenants that, among other things, and subject to some exceptions, (1) restrict the Company’s ability and the ability of its subsidiaries to create liens and enter into sale leaseback transactions and (2) restrict the Company’s ability (but not its subsidiaries’ ability) to sell all or substantially all of its assets, or merge or consolidate with other companies.

     The 10.75 percent senior subordinated notes due in 2008 are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt of the Company and are pari passu in right of payment with any future senior subordinated indebtedness of the Company. The notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries (see Note 12). Interest on the notes accrues at the rate of 10.75 percent per annum and is payable semi-annually in arrears on January 1 and July 1. As of October 31, 2001, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,929 and $335,887, respectively.

     The indenture governing the 10.75 percent senior subordinated notes limits the Company’s and its subsidiaries’ ability to borrow money, create liens, pay dividends on or redeem or repurchase stock, make investments, sell stock in subsidiaries, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The notes are redeemable at the option of the Company on or after July 1, 2005. In addition, prior to July 1, 2004, the Company may redeem up to 35 percent of the notes with the net cash proceeds from specified equity offerings. The Company must offer to purchase the notes at 101 percent of their face amount, plus accrued interest, if the Company experiences specific kinds of changes in control.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

     Section 10.9 of the Company’s credit agreement permits the payment of dividends on the Company’s common stock in an aggregate amount of up to $8,500 in any fiscal year, provided that the Company’s consolidated leverage ratio is not greater than 2.75 to 1.00, the Company’s fixed charge ratio is not less than 2.25 to 1.00 and there is no default or event of default. In addition, Section 4.07 of the indenture governing the Company’s senior subordinated notes permits the payment of dividends if the aggregate dividends and other restricted payments since the issuance of the notes are less than the sum of, generally, 50 percent of the Company’s consolidated net income plus 100 percent of net cash proceeds from the sale of any equity interests, in each case since the issuance of the notes, plus $15,000; provided, that the Company is able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio covenant and there is no default or event of default. Under these restrictions, the Company is prohibited from the payment of any dividends as of October 31, 2001.

     As of October 31, 2001, the Company’s subsidiaries had approximately $21,271 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions, and $2,603 of this amount is debt associated with assets held for sale. Approximately $9,715 of this debt is secured by liens on the stock or assets of the related subsidiaries.

     Scheduled principal payments of the Company’s long-term debt, including $2,603 of debt associated with assets held for sale, for the fiscal years ending October 31, 2002 through October 31, 2006, are approximately $6,922 in 2002, $106,891 in 2003, $8,776 in 2004, $71,770 in 2005 and $192,229 in 2006. Current maturities of long-term debt of $6,828 as of October 31, 2001, as reported in the Company’s consolidated balance sheets, include $191 relating to the unamortized ROARS remarketing option premium and exclude $285 related to debt associated with assets held for sale.

(15) Consolidated Comprehensive Income (Loss)

     Consolidated comprehensive income (loss) for the years ended October 31, 2001, 2000 and 1999 is as follows:

	Year Ended October 31,

	2001	2000	1999

Net earnings (loss)	$(408,660)	$66,794	$40,419
Other comprehensive income (loss):
Foreign operations sold	74,754	—	—
Foreign translation adjustment	1,842	(38,401)	(265)
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101	8,494	—	—
Unrealized depreciation of investments	(205)	(9,969)	(3,433)
Deferred income tax benefit on unrealized depreciation of investments	79	3,639	1,253
Cumulative effect of change in accounting for derivative financial instrument	4,693	—	—
Unrealized loss on derivative financial instrument designated and qualifying as a cash flow hedging instrument	(6,040)	—	—

Total other comprehensive income (loss)	83,617	(44,731)	(2,445)

Total comprehensive income (loss)	$(325,043)	$22,063	$37,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(16) Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data

Year Ended October 31, 2001
Loss before extraordinary item and cumulative effect of change in accounting principles	$(153,184)

Basic loss per common share:
Loss available to common shareholders	$(153,184)	107,355	$(1.43)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(153,184)	107,355	$(1.43)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Year Ended October 31, 2000
Net earnings	$66,794

Basic earnings per common share:
Net earnings available to common shareholders	$66,794	106,600	$.63

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	3

Diluted earnings per common share:
Net earnings available to common shareholders plus time-vest stock options assumed exercised	$66,794	106,603	$.63

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Year Ended October 31, 1999
Earnings before cumulative effect of change in accounting principle	$90,520

Basic earnings per common share:
Earnings available to common shareholders	$90,520	107,452	$.84

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	382

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$90,520	107,834	$.84

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted earnings per share was 8,196,991 for the fiscal year ended October 31, 2001, because of the net loss from continuing operations for this period.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(16) Reconciliation of Basic and Diluted Per Share Data—(Continued)

     Options to purchase 7,049,471 shares of common stock at prices ranging from $4.16 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 2000 because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and April 12, 2005, were still outstanding at the end of fiscal year 2000.

     Options to purchase 1,733,504 shares of common stock at prices ranging from $16.00 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 1999 because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between January 2, 2001 and July 31, 2004, were still outstanding at the end of fiscal year 1999.

(17) Income Taxes

     Income tax expense (benefit) is comprised of the following components:

	U.S. and
	Possessions	State	Foreign	Totals

Year Ended October 31,
2001:
Current tax expense	$11,009	$2,254	$4,022	$17,285
Deferred tax expense (benefit)	(49,371)	(2,788)	877	(51,282)

	$(38,362)	$(534)	$4,899	$(33,997)

2000:
Current tax expense	$20,094	$3,196	$6,102	$29,392
Deferred tax expense	5,626	759	2,616	9,001

	$25,720	$3,955	$8,718	$38,393

1999:
Current tax expense	$27,869	$4,783	$8,240	$40,892
Deferred tax expense	4,628	2,923	3,588	11,139

	$32,497	$7,706	$11,828	$52,031

     The reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended October 31,

	2001	2000	1999

Statutory tax rate	(35.00)%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State and U.S. possessions	(.18)	2.44	4.03
Goodwill and other	1.10	2.28	2.17
Dividend exclusion	(1.39)	(2.48)	(1.56)
Foreign tax rate differential	(.47)	(.74)	(1.86)
Foreign income previously untaxed	18.14	—	—
Foreign tax credit	(.36)	—	(1.28)

Effective tax rate	(18.16)%	36.50%	36.50%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Income Taxes—(Continued)

     Deferred tax assets and liabilities consist of the following:

	October 31,

	2001	2000

Deferred tax assets:
Allowance for sales cancellations and doubtful accounts	$3,635	$8,157
Deferred preneed sales and expenses	181,683	28,118
Unrealized depreciation of investments	759	5,563
Deferred compensation	914	649
Capital loss carryover	11,398	—
Deductible foreign taxes	2,059	—
Early extinguishment of debt	3,192	—
Non-compete amortization	4,121	—
State income taxes	19,459	—
Unrealized depreciation on derivative instruments	781	—
Writedown of assets held for sale	44,664	—
Other	1,448	3,305

	274,113	45,792

Deferred tax liabilities:
Purchase accounting adjustments	115,814	127,990
State income taxes	—	5,151
Goodwill	9,156	6,685
Non-compete amortization	—	1,992
Depreciation	1,153	877
Other	2,051	2,088

	128,174	144,783

	$(145,939)	$98,991

Current net deferred (asset) liability	$(13,935)	$15,251
Long-term net deferred (asset) liability	(132,004)	83,740

	$(145,939)	$98,991

     For the years ended October 31, 2001 and 2000, the Company’s earnings before income taxes generated from properties in foreign jurisdictions were negative. For the year ended October 31, 1999, approximately 4 percent of the Company’s earnings before income taxes were generated from properties in foreign jurisdictions.

     As of October 31, 2000, the Company did not recognize a deferred tax liability of approximately $10,000 for the undistributed earnings of non-U.S. subsidiaries because the Company considered those earnings to be reinvested indefinitely.

     The Company has a loss carryover of $29,837 available until the end of fiscal year 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Benefit Plans

Stewart Enterprises Employees’ Retirement Trust

     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan) (“SEERT”).” This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2001, 2000 and 1999 was approximately $3,060, $3,350 and $3,700, respectively.

Non-qualified Supplemental Retirement and Deferred Compensation Plan

     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2001, 2000 and 1999 was approximately $275, $250 and $300, respectively.

1995 Incentive Compensation Plan

     In August 1995, the Board of Directors adopted, and in December 1995 and December 1996 amended, the 1995 Incentive Compensation Plan, which has been approved by the Company’s shareholders, pursuant to which officers and other employees of the Company may be granted stock options, stock awards, restricted stock, stock appreciation rights, performance share awards or cash awards by the Compensation Committee of the Board of Directors. Under the plan, the Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan.

     Under the plan from September 7, 1995 through January 12, 1998, the Company granted options to officers and other employees for the purchase of a total of 7,424,536 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $10.50 to $21.50 per share. In general, two-thirds of the options became exercisable in full on the first day between the date of grant and August 31, 2000 that the average of the closing sale prices of a share of the Company’s Class A common stock for the 20 preceding consecutive trading days equaled or exceeded $26.44, which represented a 20 percent annual compounded growth in the price of a share of the Company’s Class A common stock over five years. The remaining options generally became exercisable in 20 percent annual increments beginning on September 7, 1996, except for grants issued since the initial grant date, which options vested over the remainder of the original five-year period. As of October 31, 2001, 4,983,230 of these options had been repurchased or exercised and 2,441,306 either were forfeited or expired. There are no outstanding options remaining from these grants.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

     From July 1998 to February 1999, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,682,250 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $16.00 to $27.25 per share. One-third of the options become exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A common stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A common stock over five years. Accounting principles generally accepted in the United States of America require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004. As of October 31, 2001, none of these options had been exercised, and 1,569,800 options had been forfeited.

     In January 2000, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 4,018,168 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.50 to $6.00 per share. The options become exercisable in 25 percent annual increments beginning January 21, 2001. All of these options expire on January 21, 2005. As of October 31, 2001, 37,800 of these options had been exercised, and 848,520 options had been forfeited.

2000 Incentive Compensation Plan

     The Board of Directors has adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. From April 2000 through May 2001, the Company had granted options to officers and other employees for the purchase of a total of 3,046,532 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $6.96 per share. The options generally become exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on April 12, 2005. As of October 31, 2001, 16,278 of these options had been exercised, and 329,980 options had been forfeited.

Directors’ Stock Option Plan

     Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors’ Stock Option Plan, which has been approved by the Company’s shareholders, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 72,000 shares of the Company’s Class A common stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 360,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $12.34 to $18.25 per share. The options generally became exercisable in 25 percent annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vested over the remainder of the original four-year period. As of January 2, 2001, 91,052 of these options had been exercised and 268,948 either were forfeited or expired. There are no outstanding options remaining from this grant.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

     In January 2000, the Company granted 14,400 new options to purchase shares of Class A common stock under the Directors’ Stock Option Plan to each director of the Company who is not an employee of the Company. A total of 72,000 options were granted at an exercise price of $6.00 per share. The options vested immediately. All of these options expire on January 31, 2005. As of October 31, 2001, none of these options had been exercised or forfeited.

2000 Directors’ Stock Option Plan

     The Board of Directors has adopted, and in April 2000 the shareholders approved, the 2000 Directors’ Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 50,000 shares of the Company’s Class A common stock on April 13, 2000. The Company granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. The options generally become exercisable in 25 percent annual increments beginning on April 13, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005. As of October 31, 2001, none of these options had been exercised or forfeited.

Employee Stock Purchase Plan

     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan and reserved 2,250,000 shares of Class A common stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined. As of October 31, 2001, 1,151,732 shares had been acquired under this plan.

Statement of Financial Accounting Standards No. 123

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of October 31, 2001, 2000 and 1999, and the changes that occurred during fiscal years 2001, 2000 and 1999.

	2001		2000		1999

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	9,569,086	$11.44	6,241,122	$20.81	6,187,038	$20.77
Granted	808,800	$5.38	6,527,900	$5.06	90,000	$22.67
Exercised/Repurchased	(54,078)	$5.16	—	$—	(14,724)	$10.50
Forfeited	(2,107,236)	$12.33	(3,199,936)	$16.69	(21,192)	$22.58

Outstanding at end of year	8,216,572	$10.66	9,569,086	$11.44	6,241,122	$20.81

Exercisable at end of year	1,826,303	$10.17	2,023,224	$14.44	2,199,099	$13.78

Weighted-average fair value of options granted		$2.68		$2.60		$10.28

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

     The following table further describes the Company’s stock options outstanding as of October 31, 2001.

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 10/31/2001	Contractual Life	Exercise Price	at 10/31/2001	Exercise Price

$2.22 to $5.00	2,093,052	3.43 years	$4.23	517,488	$4.23
$5.01 to $10.00	4,011,070	3.27 years	$5.52	880,265	$5.57
$10.01 to $20.00	5,000	2.75 years	$16.00	1,002	$16.00
$20.01 to $25.00	1,500	2.75 years	$21.38	300	$21.38
$25.01 to $27.25	2,105,950	2.75 years	$26.81	427,248	$26.82

$2.22 to $27.25	8,216,572	3.18 years	$10.66	1,826,303	$10.17

     SFAS No. 123 applies only to options granted under the Company’s incentive plans and shares acquired under the Company’s Employee Stock Purchase Plan since the beginning of the Company’s 1996 fiscal year. Consequently, the pro forma amounts disclosed below do not reflect any compensation cost for the 7,791,034 stock options outstanding as of the beginning of fiscal year 1996 which have all since expired. If the Company had elected to recognize compensation cost for its stock option and employee stock purchase plans based on the fair value at the grant dates for awards under those plans, in accordance with SFAS No. 123, net earnings (loss) and earnings (loss) per share would have been as follows:

		Year Ended October 31,

		2001	2000	1999

			(Unaudited)
Net earnings (loss)	- as reported	$(408,660)	$66,794	$40,419
	- pro forma	(413,623)	61,939	35,735
Basic earnings (loss) per common share	- as reported	$(3.81)	$.63	$.37
	- pro forma	(3.85)	.58	.33
Diluted earnings (loss) per common share	- as reported	$(3.81)	$.63	$.37
	- pro forma	(3.85)	.58	.33

     The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2001, 2000 and 1999, respectively: expected dividend yield of .1 percent, .1 percent and .3 percent; expected volatility of 32.9 percent, 39.3 percent and 21.3 percent; risk-free interest rate of 4.7 percent, 6.2 percent and 5.5 percent; and an expected term of 3.8 years, 4.9 years and 4.8 years.

     Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

fiscal years 2001, 2000 and 1999, respectively: expected dividend yield of zero percent, .1 percent and .4 percent; expected volatility of 54.7 percent, 48.3 percent and 38.1 percent; risk-free interest rate of 5.5 percent, 5.8 percent and 4.9 percent; and an expected term of .5 years for all years.

(19) Commitments, Contingencies and Related Party Transactions

     The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

     As of October 31, 2001, the Company had advanced approximately $1,631, including accrued interest, to fund premiums on a split-dollar “second-to-die” life insurance policy on behalf of the Company’s Chairman, Mr. Frank B. Stewart, Jr., and Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A common stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earliest of (a) the surrender of the policy, (b) the deaths of Mr. and Mrs. Stewart or (c) 60 days following payment in full of all premiums on the policy.

     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 18 years, except for nine leases that expire between 2032 and 2072. Rent expense under these leases was $8,323, $9,527 and $8,042 for the years ended October 31, 2001, 2000 and 1999, respectively. Through July 2000, the Company leased office space from an affiliated company. Rental payments to the affiliated company were approximately $479 and $534 for the years ended October 31, 2000 and 1999, respectively. The Company now leases a smaller portion of the office space from a non-affiliated company. Rental payments to the non-affiliated company were $322 and $132 for the years ended October 31, 2001 and 2000, respectively.

     The Company’s domestic future minimum lease payments as of October 31, 2001 are $5,810, $4,878, $4,209, $3,324, $2,918 and $28,016 for the years ending October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively. The Company’s foreign future minimum lease payments are $714, $261, $113, $100, $78 and $0 for the years ended October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively, although the Company’s foreign operations are currently held for sale. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, it will continue to make the payments in accordance with the contract terms. The Company’s future non-compete payments as of October 31, 2001 for the same periods are $6,320, $5,611, $4,431, $3,075, $2,035 and $3,803, respectively.

     The Company is required to maintain a bond ($41,061 as of October 31, 2001) to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. This amount would become senior debt if the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19) Commitments, Contingencies and Related Party Transactions—(Continued)

Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.

(20) Segment Data

     In fiscal year 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on gross profit.

     The Company’s operations are product-based and geographically-based. As such, the Company’s primary reportable operating segments presented in the following table are based on products and services and include funeral and cemetery operations.

     The Company’s funeral homes offer a complete range of funeral services and products both at the time of need and on a prearranged basis. The Company’s services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company’s funeral homes offer cremation products and services.

     The Company’s cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, memorials and burial vaults, along with the sale of burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a prearranged basis.

     As of October 31, 2001, the Company conducted both funeral and cemetery operations domestically including the United States and Puerto Rico, and in Southern Europe (France, Spain and Portugal), Canada and Argentina. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands during the fourth quarter of fiscal year 2001. The Company’s remaining foreign operations are held for sale.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(20) Segment Data—(Continued)

     The table below presents information about reported segments for fiscal years ended October 31, 2001, 2000 and 1999:

			Reconciling	Consolidated
	Funeral	Cemetery	Items(1)	Totals

Revenues from external customers
October 31, 2001	$410,253	256,680	—	$666,933
October 31, 2000	$451,852	282,949	—	$734,801
October 31, 1999	$445,877	310,231	—	$756,108
Gross profit
October 31, 2001	$91,645	59,542	—	$151,187
October 31, 2000	$116,689	62,351	—	$179,040
October 31, 1999	$126,875	83,526	—	$210,401
Total assets
October 31, 2001	$1,823,125	1,268,088	130,194	$3,221,407
October 31, 2000	$1,253,754	1,145,612	76,825	$2,476,191
October 31, 1999	$1,242,119	996,282	45,479	$2,283,880
Depreciation and amortization
October 31, 2001	$43,115	31,687	4,390	$79,192
October 31, 2000	$36,864	13,067	4,336	$54,267
October 31, 1999	$36,373	11,850	2,397	$50,620
Additions to long-lived assets(2)
October 31, 2001	$16,773	12,801	4,275	$33,849
October 31, 2000	$35,371	33,714	4,394	$73,479
October 31, 1999	$62,926	66,356	11,919	$141,201
Assets held for sale(3)
October 31, 2001	$136,328	28,183	—	$164,511

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(2)	Long-lived assets include cemetery property and net property and equipment.

(3)	See Note 13.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(20) Segment Data—(Continued)

     A reconciliation of total segment gross profit to total earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles for fiscal years ended October 31, 2001, 2000 and 1999, is as follows:

	2001	2000	1999

Gross profit for reportable segments	$151,187	$179,040	$210,401
Corporate general and administrative expenses	(18,020)	(19,763)	(19,161)
Loss on assets held for sale and other charges	(269,158)	—	—
Interest expense, net of $5,212, $5,110 and $2,534 of interest income in 2001, 2000 and 1999, respectively	(58,360)	(56,284)	(52,174)
Other income, net	7,170	2,194	3,485

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	$(187,181)	$105,187	$142,551

	U.S. and
	Possessions(1)	Foreign(2)	Consolidated

Revenues from external customers
October 31, 2001	$551,530	115,403	$666,933
October 31, 2000	$588,480	146,321	$734,801
October 31, 1999	$603,530	152,578	$756,108
Gross profit
October 31, 2001	$135,131	16,056	$151,187
October 31, 2000	$155,223	23,817	$179,040
October 31, 1999	$180,693	29,708	$210,401
Long-lived assets(3)
October 31, 2001	$729,456	—	$729,456
October 31, 2000	$765,240	124,335	$889,575
October 31, 1999	$735,649	135,428	$871,077

(1)	Includes the Company’s operations in the United States and the Commonwealth of Puerto Rico.

(2)	Foreign revenue is based on the country in which the sales originate. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of fiscal year 2001. Subsequent to October 31, 2001, the Company signed a binding contract for the sale of its operations in Southern Europe (France, Spain and Portugal). The Company’s remaining operations in Canada and Argentina are held for sale.

(3)	Long-lived assets include cemetery property and net property and equipment. The October 31, 2001 amount excludes $48,768 of cemetery property and net property and equipment of the Company’s foreign operations which is included in assets held for sale.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(21) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

Year Ended October 31, 2001(1)
Revenues	$176,690	$170,939	$165,749	$153,555
Gross profit	43,085	41,215	33,947	32,940
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	16,815	16,608	(193,873)	7,266
Earnings (loss) per common share before extraordinary item and cumulative effect of change in accounting principles:
Basic	.16	.15	(1.80)	.07
Diluted	.16	.15	(1.80)	.07
Net earnings (loss)	(233,189)	16,608	(199,345)	7,266
Earnings (loss) per common share:
Basic	(2.18)	.15	(1.85)	.07
Diluted	(2.18)	.15	(1.85)	.07

	First	Second	Third	Fourth

Year Ended October 31, 2000
Revenues	$192,960	$188,861	$181,823	$171,157
Gross profit	48,708	49,784	45,935	34,613
Net earnings	18,841	19,332	18,077	10,544
Earnings per common share:
Basic	.18	.18	.17	.10
Diluted	.18	.18	.17	.10
Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings	16,733	16,447	14,379	9,890
Earnings per common share:
Basic	.16	.15	.13	.09
Diluted	.16	.15	.13	.09

(1)	First quarter of fiscal year 2001 as presented above includes a $250,004 decrease in net earnings (net of a $166,669 income tax benefit), or $2.34 per share (basic and diluted), for the cumulative effect of the change in accounting principles. Third quarter of 2001 includes a $5,472 decrease in net earnings (net of a $3,648 income tax benefit) or $.05 per share (basic and diluted), for the early extinguishment of debt. Third quarter of 2001 also includes a nonrecurring, noncash charge of $269,158 ($205,089 after-tax) or ($1.91) per share (basic and diluted), in connection with the writedown of assets held for sale and other charges.

(22) Subsequent Events (Unaudited)

     Subsequent to October 31, 2001, the Company signed a binding contract for the sale of its operations in Southern Europe (France, Spain and Portugal) and will use the net proceeds from the sale to reduce its debt.

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

     The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

     Notwithstanding the foregoing, in accordance with Items 306 and 402(a)(8) of Regulation S-K and Item 7(d)(3) of Schedule 14A, the information contained in the Company’s proxy statement under the subheading “Compensation Committee Report on Executive Compensation” and “Total Return Comparison,” and under the subheading “Audit Committee” (except for information following the heading “Audit Fees” therein), shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report:

(1) Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2) Financial Statement Schedule for the years ended October 31, 2001, 2000 and 1999

Report of Independent Accountants on Financial Statement Schedule	94
Schedule II—Valuation and Qualifying Accounts	95

     All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Stewart Enterprises, Inc.:

Our audits of the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries referred to in our report, which includes an explanatory paragraph related to the changes in the Company’s method of accounting for preneed sales activities related to merchandise and cemetery services in 2001 and for funeral services investment trust fund earnings in 1999, dated December 17, 2001 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
December 17, 2001

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G

					Cumulative
					effect
	Balance at	Charged to	Charged to		of change in
	beginning	costs and	other		accounting	Balance at end
Description	of period	expenses	accounts(1)	Write-offs	principles	of period

Current—Allowance for contract cancellations and doubtful accounts:(2)
Year ended October 31,
2001	$9,924	6,076	(2,825)	(6,138)	(1,689)	$5,348
2000	$11,432	14,351	53	(15,912)	—	$9,924
1999	$10,738	14,050	2,223	(15,579)	—	$11,432
Due after one year—Allowance for contract cancellations and doubtful accounts:(2)
Year ended October 31,
2001	$16,860	9,114	(203)	(15,121)	(1,775)	$8,875
2000	$14,557	21,526	—	(19,223)	—	$16,860
1999	$12,063	19,864	—	(17,370)	—	$14,557
Accumulated amortization of intangible assets:
Year ended October 31,
2001	$82,944	19,291	(36,323)	—	—	$65,912
2000	$63,300	19,644	—	—	—	$82,944
1999	$43,831	19,469	—	—	—	$63,300

(1)	In fiscal years 1999 and 2000, amounts charged to other accounts represent principally the opening balance in the allowance for contract cancellations and doubtful accounts for acquired companies. In fiscal year 2001, it represents the reduction due to the assets held for sale and the reduction due to asset sales completed.

(2)	With the implementation of accounting changes effective November 1, 2000, the allowance for contract cancellations and doubtful accounts for installment contracts due within one year and due beyond one year in fiscal year 2001 include receivables in the Company’s preneed property sales only. See Notes 5 and 10.

Item 14(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

10.1	Lease Agreement dated February 29, 2000, between Stewart Building Enterprise, L.L.C. and Stewart Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000)

10.2	Split-Dollar Agreement dated January 10, 1992 between the Company, Roy A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992, Commission File No. 0-19508)

Management Contracts and Compensatory Plans or Arrangements

10.3	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the commission on August 21, 1991 (the “1991 Registration Statement”)), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, Commission File No. 0-19508 (the “1996 10-K”))

10.4	Employment Agreement dated November 1, 2001, between the Company and William E. Rowe

10.5	Employment Agreement dated August 1, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.25 to the 1995 10-K); Amendment No. 1 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.12 to the 1998 10-K); Amendment No. 2 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.9 to the 2000 10-K)

10.6	Change of Control Agreement dated November 1, 2001, between the Company and William E. Rowe

10.7	Change of Control Agreement dated December 5, 1995, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.29 to the 1995 10-K); Amendment No. 1 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 2 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.5 above)

10.8	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and William E. Rowe (incorporated by reference to Exhibit 10.26 to the 1995 10-K)

10.9	Employment Agreement dated August 1, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.32 to the 1995 10-K); Amendment No. 1 dated May 1, 1998 to Employment Agreement and Amendment No. 2 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.15 to the 1998 10-K); Amendment No. 3 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.12 to the 2000 10-K)

10.10	Change of Control Agreement dated December 5, 1995, between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.36 to the 1995 10-K); Amendment No. 1 dated May 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.16 to the 1998 10-K); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.9 above)

10.11	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Ronald H. Patron (incorporated by reference to Exhibit 10.33 to the 1995 10-K)

10.12	Termination Agreement dated as of July 31, 2001, between the Company and Ronald H. Patron

10.13	Employment Agreement dated November 1, 2001, between the Company and Brian J. Marlowe

10.14	Employment Agreement dated August 1, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.47 to the 1995 10-K); Amendment No. 1 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.24 to the 1998 10-K); Amendment No. 2 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.15 to the 2000 10-K)

10.15	Change of Control Agreement dated November 1, 2001, between the Company and Brian J. Marlowe

10.16	Change of Control Agreement dated December 5, 1995, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.51 to the 1995 10-K); Amendment No. 1 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 2 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 3 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.14 above)

10.17	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.48 to the 1995 10-K)

10.18	Employment Agreement dated November 1, 2001, between the Company and Kenneth C. Budde

10.19	Employment Agreement dated August 1, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.35 to the 1996 10-K); Amendment No. 1 dated January 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 dated May 1, 1998 to Employment Agreement and Amendment No. 3 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.27 to the 1998 10-K); Amendment No. 4 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.18 to the 2000 10-K)

10.20	Change of Control Agreement dated November 1, 2001, between the Company and Kenneth C. Budde

10.21	Change of Control Agreement dated December 5, 1995, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.39 to the 1996 10-K); Amendment No. 1 dated May 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.28 to the 1998 10-K); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.19 above)

10.22	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K)

10.23	Employment Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins

10.24	Employment Agreement dated August 1, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.41 to the 1996 10-K); Amendment No. 1 dated January 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.30 to the 1998 10-K); Amendment No. 3 dated September 21, 1999 to Employment Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 2000); Amendment No. 4 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.21 to the 2000 10-K)

10.25	Change of Control Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins

10.26	Change of Control Agreement dated December 5, 1995, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.45 to the 1996 10-K); Amendment No. 1 dated January 1, 1997 to Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 1998); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated September 21, 1999 to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2000); Amendment No. 4 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.24 above)

10.27	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K)

10.28	Employment Agreement dated November 1, 2001, between the Company and Brent F. Heffron

10.29	Employment Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997); Amendment No. 1 dated January 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997); Amendment No. 2 dated November 1, 1997 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998); Amendment No. 3 dated October 31, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.33 to the 1998 10-K); Amendment No. 4 dated July 25, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 5 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.24 to the 2000 10-K)

10.30	Change of Control Agreement dated November 1, 2001, between the Company and Brent F. Heffron

10.31	Change of Control Agreement dated January 1, 1997, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997); Amendment No. 1 dated November 1, 1997 to Change of Control Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 1998); Amendment No. 2 dated November 1, 1998 to Change of Control Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1999); Amendment No. 3 dated July 25, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); and Amendment No. 4 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.29 above)

10.32	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K)

10.33	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.34	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.35	Employment Agreement dated November 1, 2001, between the Company and Randall L. Stricklin

10.36	Employment Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); Amendment No. 1 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.29 to the 2000 10-K); and Amendment No. 2 dated July 17, 2001 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

10.37	Change of Control Agreement dated November 1, 2001, between the Company and Randall L. Stricklin

10.38	Change of Control Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); Amendment No. 1 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.29 above); and Amendment No. 2 dated July 17, 2001 to Change of Control Agreement (incorporated by reference to Exhibit 10.36 above)

10.39	Indemnity Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.40	Employment Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr.

10.41	Employment Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.32 to the 2000 10-K)

10.42	Change of Control Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr.

10.43	Change of Control Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000) and Amendment No. 1 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.41 above)

10.44	Indemnity Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.45	Employment Agreement dated November 1, 2001, between the Company and Michael K. Crane

10.46	Change of Control Agreement dated November 1, 2001, between the Company and Michael K. Crane

10.47	Employment Agreement dated November 1, 2001, between the Company and Everett N. Kendrick

10.48	Employment Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); Amendment No. 1 dated October 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.48 to the 2000 10-K); and Amendment No. 2 dated July 17, 2001 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

10.49	Change of Control Agreement dated November 1, 2001, between the Company and Everett N. Kendrick

10.50	Change of Control Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000); Amendment No. 1 dated October 31, 2000 to Change of Control Agreement (incorporated by reference to Exhibit 10.35 above); and Amendment No. 2 dated July 17, 2001 to Change of Control Agreement (incorporated by reference to Exhibit 10.48 above)

10.51	Indemnity Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.52	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K)

10.53	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K)

10.54	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002; Commission File No. 0-19508

10.55	The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K); Commission File No. 0-19508

10.56	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 0-19508

10.57	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 0-19508

10.58	Amended and Restated Stewart Enterprises, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997); Commission File No. 0-19508

10.59	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.60	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.61	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Compensation Plan

10.62	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan

10.63	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K

     The Company filed a Form 8-K on August 15, 2001, reporting under “Item 5. Other Events,” the announcement of the completion of the sale of its Mexican operations and further debt reduction.

     The Company filed a Form 8-K on August 24, 2001, reporting under “Item 5. Other Events,” the announcement of the completion of the sale of its operations in Australia and New Zealand.

     The Company filed a Form 8-K on September 12, 2001, reporting under “Item 5. Other Events,” the earnings release for the quarter ended July 31, 2001 and significant debt reduction.

     The Company filed a Form 8-K/A on September 14, 2001, reporting under “Item 5. Other Events,” amending the Form 8-K filed on September 12, 2001 due to a revision of previous guidance provided by the Company’s auditors, PricewaterhouseCoopers LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 25, 2002.

STEWART ENTERPRISES, INC.

By:	/s/ WILLIAM E. ROWE
William E. Rowe President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK B. STEWART, JR	Chairman of the Board	January 25, 2002
Frank B. Stewart, Jr.

/s/ WILLIAM E. ROWE	President, Chief Executive Officer	January 25, 2002
William E. Rowe	and a Director
(Principal Executive Officer)

/s/ BRIAN J. MARLOWE	Executive Vice President,	January 25, 2002
Brian J. Marlowe	Chief Operating Officer and a Director

/s/ KENNETH C. BUDDE	Executive Vice President,	January 25, 2002
Kenneth C. Budde	Chief Financial Officer
(Principal Financial Officer)	and a Director

/s/ MICHAEL G. HYMEL	Vice President,	January 25, 2002
Michael G. Hymel	Corporate Controller and
(Principal Accounting Officer)	Chief Accounting Officer

/s/ LESLIE R. JACOBS	Director	January 25, 2002
Leslie R. Jacobs

/s/ JOHN P. LABORDE	Director	January 25, 2002
John P. Laborde

/s/ ALDEN J. McDONALD, JR	Director	January 25, 2002
Alden J. McDonald, Jr.

/s/ JAMES W. McFARLAND	Director	January 25, 2002
James W. McFarland

/s/ MICHAEL O. READ	Director	January 25, 2002
Michael O. Read

Exhibit Index

10.4	Employment Agreement dated November 1, 2001, between the Company and William E. Rowe

10.6	Change of Control Agreement dated November 1, 2001, between the Company and William E. Rowe

10.12	Termination Agreement dated as of July 31, 2001, between the Company and Ronald H. Patron

10.13	Employment Agreement dated November 1, 2001, between the Company and Brian J. Marlowe

10.15	Change of Control Agreement dated November 1, 2001, between the Company and Brian J. Marlowe

10.18	Employment Agreement dated November 1, 2001, between the Company and Kenneth C. Budde

10.20	Change of Control Agreement dated November 1, 2001, between the Company and Kenneth C. Budde

10.23	Employment Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins

10.25	Change of Control Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins

10.28	Employment Agreement dated November 1, 2001, between the Company and Brent F. Heffron

10.30	Change of Control Agreement dated November 1, 2001, between the Company and Brent F. Heffron

10.35	Employment Agreement dated November 1, 2001, between the Company and Randall L. Stricklin

10.37	Change of Control Agreement dated November 1, 2001, between the Company and Randall L. Stricklin

10.40	Employment Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr.

10.42	Change of Control Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr.

10.45	Employment Agreement dated November 1, 2001, between the Company and Michael K. Crane

10.46	Change of Control Agreement dated November 1, 2001, between the Company and Michael K. Crane

10.47	Employment Agreement dated November 1, 2001, between the Company and Everett N. Kendrick

10.49	Change of Control Agreement dated November 1, 2001, between the Company and Everett N. Kendrick

10.54	Amendment to the Stewart Enterprises Employees’ Retirement Trust dated January 1, 2002

10.61	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Comensation Plan

10.62	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP