Form 10-Q
period 2002-01-31
STEWART ENTERPRISES INC
filed 2002-03-18
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2002
OR
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of March 12, 2002, was 104,361,945 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

INDEX

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,

	2002	2001

Revenues:
Funeral	$95,083	$107,349
Cemetery	58,486	69,341

	153,569	176,690

Costs and expenses:
Funeral	68,625	82,606
Cemetery	43,968	50,999

	112,593	133,605

Gross profit	40,976	43,085
Corporate general and administrative expenses	3,770	4,161

Operating earnings	37,206	38,924
Interest expense	(16,970)	(15,350)
Investment income	124	2,071
Other income, net	80	835

Earnings before income taxes and cumulative effect of change in accounting principles	20,440	26,480
Income taxes	7,767	9,665

Earnings before cumulative effect of change in accounting principles	12,673	16,815
Cumulative effect of change in accounting principles, net of a $166,669 income tax benefit (Note 2)	—	(250,004)

Net earnings (loss)	$12,673	$(233,189)

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.12	$.16
Cumulative effect of change in accounting principles	—	(2.34)

Net earnings (loss)	$.12	$(2.18)

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.12	$.16
Cumulative effect of change in accounting principles	—	(2.34)

Net earnings (loss)	$.12	$(2.18)

Weighted average common shares outstanding (in thousands):
Basic	107,639	106,962

Diluted	108,258	106,963

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalent investments	$16,295	$23,123
Marketable securities	2,762	2,614
Receivables, net of allowances	71,553	75,822
Inventories	48,600	47,068
Prepaid expenses	2,361	2,208
Deferred income taxes	13,309	13,935
Assets held for sale (Note 7)	147,364	164,511

Total current assets	302,244	329,281
Receivables due beyond one year, net of allowances	83,714	80,767
Prearranged receivables	1,194,679	1,198,744
Goodwill	491,122	491,122
Deferred charges	256,931	257,131
Cemetery property, at cost	386,068	386,002
Property and equipment, at cost:
Land	45,160	45,232
Buildings	300,083	299,085
Equipment and other	146,859	145,614

	492,102	489,931
Less accumulated depreciation	152,052	146,477

Net property and equipment	340,050	343,454
Deferred income taxes	128,615	132,004
Other assets	3,037	2,902

	$3,186,460	$3,221,407

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

Current liabilities:
Current maturities of long-term debt	$6,843	$6,828
Accounts payable	6,890	6,073
Accrued payroll	12,845	16,212
Accrued insurance	15,343	16,992
Accrued interest	6,286	16,276
Accrued other	7,676	9,406
Liabilities associated with assets held for sale (Note 7)	94,726	103,568

Total current liabilities	150,609	175,355
Long-term debt, less current maturities	680,506	684,036
Prearranged deferred revenue	1,578,853	1,589,533
Other long-term liabilities	19,577	20,423

Total liabilities	2,429,545	2,469,347

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,136,153 and 104,071,027 shares at January 31, 2002 and October 31, 2001, respectively	104,136	104,071
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2002 and October 31, 2001; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	675,581	675,310
Retained earnings (accumulated deficit)	11,411	(1,262)
Cumulative foreign translation adjustment	(36,008)	(26,957)
Unrealized depreciation of investments	(896)	(1,310)
Derivative financial instrument losses	(864)	(1,347)

Total shareholders’ equity	756,915	752,060

	$3,186,460	$3,221,407

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Cumulative	Appreciation	Derivative
		Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock(1)	Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 2001	$107,626	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060
Comprehensive income (loss):
Net earnings			12,673				12,673
Other comprehensive income (loss):
Foreign translation adjustment				(9,051)			(9,051)
Unrealized appreciation of investments					622		622
Deferred income tax expense on unrealized appreciation of investments					(208)		(208)
Unrealize appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument						688	688
Deferred income tax expense on unrealized appreciation of derivative instrument designated and qualifying as a cash flow hedging instrument						(205)	(205)

Total other comprehensive income (loss)	—	—	—	(9,051)	414	483	(8,154)

Total comprehensive income (loss)	—	—	12,673	(9,051)	414	483	4,519
Issuance of common stock	65	271					336

Balance January 31, 2002	$107,691	$675,581	$11,411	$(36,008)	$(896)	$(864)	$756,915

(1)	Amount includes shares of common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$12,673	$(233,189)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,441	21,454
Provision for doubtful accounts	2,667	6,495
Cumulative effect of change in accounting principles	—	250,004
Net loss realized on marketable securities	485	—
Provision for deferred income taxes	1,850	1,244
Changes in assets and liabilities:
(Increase) decrease in other receivables	817	(5,473)
(Increase) decrease in other deferred charges and intangible assets	1,311	(1,007)
Increase in inventories and cemetery property	(1,298)	(301)
Decrease in accounts payable and accrued expenses	(19,193)	(11,471)
Change in prearranged activity	(7,489)	(13,537)
Prearranged acquisition costs	(7,229)	(8,307)
Increase (decrease) in other	(78)	403

Net cash provided by (used in) operating activities	(2,043)	6,315

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	20
Proceeds from sale of assets, net	1,794	—
Additions to property and equipment	(2,582)	(5,071)
Other	(259)	754

Net cash used in investing activities	(1,047)	(4,297)

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,

	2002	2001

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000
Repayments of long-term debt	(3,475)	(82,549)
Issuance of common stock	336	610

Net cash used in financing activities	(3,139)	(41,939)

Effect of exchange rates on cash and cash equivalents	(599)	1,652

Net decrease in cash	(6,828)	(38,269)
Cash and cash equivalents, beginning of period	23,123	91,595

Cash and cash equivalents, end of period	$16,295	$53,326

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$100	$500
Interest	$25,400	$22,500

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation

     (a) The Company

     Stewart Enterprises, Inc. (the “Company”) is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services both at the time of need and on a preneed basis.

     As of January 31, 2002, the Company owned and operated 318 funeral homes and 151 cemeteries in 30 states within the United States and Puerto Rico, and 197 funeral homes and 8 cemeteries in Canada, Spain, France, Portugal and Argentina. For the three months ended January 31, 2002, foreign operations contributed approximately 11 percent of total revenue and, as of January 31, 2002, represented approximately 4 percent of total assets. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. As discussed in Note 9, subsequent to the first quarter of 2002, the Company sold its operations in Spain and has agreed to sell its operations in Portugal subject to regulatory approval, which the Company expects to receive.

     (b) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 7 for a discussion of assets held for sale and liabilities associated with assets held for sale.

     (c) Interim Disclosures

     The information as of January 31, 2002, and for the three months ended January 31, 2002 and 2001, is unaudited, but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     The results of operations for the three months ended January 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2002.

     (d) Foreign Currency Translation

     All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders’ equity. Additionally, as discussed in Note 7, the Company will realize comprehensive income and an increase to equity for the cumulative foreign currency translation upon the sale of the Company’s remaining foreign operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

     In the first quarter of 2002, the Company recorded a cumulative foreign translation adjustment related to its operations in Argentina. In previous years, the Argentina peso was valued at a one-to-one ratio with the U.S. dollar, and no foreign currency translation adjustment related to the Company’s operations in Argentina was necessary. Due to the current economic conditions existing in Argentina, the Argentina peso has significantly devalued which necessitated the need for an adjustment.

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

     (f) Reclassifications

     Certain reclassifications have been made to the 2001 consolidated statement of cash flows and the 2001 consolidated statement of earnings. These reclassifications had no effect on net earnings or shareholders’ equity. Prearranged acquisition costs are included in cash flows from operating activities in the accompanying statements of cash flows. These cash flows have characteristics of cash flows both from operating and investing activities. For comparative purposes, a reclassification has been made to the consolidated statement of cash flows for the three months ended January 31, 2001 and resulted in a decrease in cash flows from operating activities of $8,307 and an increase in cash flows from investing activities by a corresponding amount. Interest expense and investment income are presented on individual line items in the consolidated statements of earnings. In 2001, interest expense and investment income were netted together and presented on one line item in the consolidated statement of earnings. For comparative purposes, a reclassification has been made to the consolidated statement of earnings for the three months ended January 31, 2001.

(2)	Change in Accounting Principles and New Accounting Principles to be Adopted

     (a) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets"

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, the Company implemented it in the first quarter of fiscal year 2002. There was no impairment of asset values recorded upon implementation of SFAS No. 142.

     SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 states that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 requires that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)	Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the Statement. Impairment losses recognized as a result of an impairment test occurring subsequent to the first six months after adoption will be included in operating income. Goodwill of a reporting unit must be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     Without clear guidance as to the definition of a “reporting unit,” the Company’s initial understanding was that in applying SFAS No. 142, it might be required to test asset values at the individual facility level or at the level of all businesses within a region. Consequently, the Company initially estimated that it would incur a pre-tax noncash impairment charge of between $100,000 to $300,000 for its domestic operations. Since the Company’s initial analysis, there has been additional clarification and guidance on the application of this pronouncement, including guidance related to the determination of a reporting unit. This clarification has resulted in the Company’s evaluation of goodwill for its domestic operations at the funeral and cemetery segment levels, which constitute the Company’s reporting units; accordingly, the adoption of SFAS No. 142 did not result in an impairment charge. The Company’s foreign asset values were not affected by the adoption of SFAS No. 142, as all of the Company’s operations held for sale have been previously marked to their estimated fair value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)	Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

     As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The following is a reconciliation of net earnings and earnings per share for the three months ended January 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	Three Months Ended January 31,

	2002	2001

Earnings before cumulative effect of change in accounting principles	$12,673	$16,815
Goodwill amortization (net of tax)	—	4,377

Adjusted earnings before cumulative effect of change in accounting principles	12,673	21,192
Cumulative effect of change in accounting principles	—	(250,004)

Adjusted net earnings (loss)	$12,673	$(228,812)

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.12	$.16
Goodwill amortization (net of tax)	—	.04

Adjusted earnings before cumulative effect of change in accounting principles	.12	.20
Cumulative effect of change in accounting principles	—	(2.34)

Adjusted net earnings (loss)	$.12	$(2.14)

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.12	$.16
Goodwill amortization (net of tax)	—	.04

Adjusted earnings before cumulative effect of change in accounting principles	.12	.20
Cumulative effect of change in accounting principles	—	(2.34)

Adjusted net earnings (loss)	$.12	$(2.14)

The carrying amount of goodwill at both January 31, 2002 and October 31, 2001 amounted to $491,122.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)	Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

     (b) SAB No. 101

     The Company implemented the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB No. 101”) — “Revenue Recognition in Financial Statements” in the first quarter of 2001. The accounting for the Company’s preneed sales activities was affected as described in Note 3 to the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended October 31, 2001.

     The cumulative effect of these changes on prior years resulted in a decrease in net earnings for the three months ended January 31, 2001 of $250,004 (net of a $166,669 income tax benefit), or $2.34 per share. Additionally, the Company corrected the application of purchase price allocations related to certain prior period acquisitions. These non-SAB No. 101 adjustments were immaterial to the Company’s financial position and to current and prior period results.

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

     In 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have an impact on the Company’s results of operations or financial condition.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which prohibits the use of the pooling method of accounting for business combinations. The provisions of SFAS No. 141 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of 2002, and it did not have an impact on the Company’s results of operations or financial condition.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)	Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002, although early application is encouraged. The implementation of SFAS No. 143 will not have an impact on the Company’s results of operations or financial condition.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have any impact on its financial position or results of operations.

(3)	Contingencies

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)	Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months ended January 31, 2002

Net earnings	$12,673

Basic earnings per common share:
Earnings available to common shareholders	$12,673	107,639	$.12

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	619

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$12,673	108,258	$.12

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months ended January 31, 2001

Earnings before cumulative effect of change in accounting principles	$16,815

Basic earnings per common share:
Earnings available to common shareholders	$16,815	106,962	$.16

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	1

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$16,815	106,963	$.16

     Options to purchase 775,368 shares of common stock at prices ranging from $6.96 to $27.25 per share were outstanding during the three months ended January 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire on July 31, 2004 and April 12, 2005, were still outstanding as of January 31, 2002.

     Options to purchase 7,965,848 shares of common stock at prices ranging from $2.75 to $27.25 per share were outstanding during the three months ended January 31, 2001 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)	Segment Data

     The Company’s reportable segment information was as follows:

			Consolidated
	Funeral	Cemetery	Totals

Revenues from external customers:
Three months ended January 31,
2002	$95,083	58,486	$153,569
2001	$107,349	69,341	$176,690

Gross profit:
Three months ended January 31,
2002	$26,458	14,518	$40,976
2001	$24,743	18,342	$43,085

Goodwill:
January 31, 2002	$341,145	149,977	$491,122

October 31, 2001	$341,145	149,977	$491,122

A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principles for the three months ended January 31, 2002 and 2001, is as follows:

	Three Months Ended
	January 31,

	2002	2001

Gross profit for reportable segments	$40,976	$43,085
Corporate general and administrative expenses	(3,770)	(4,161)
Interest expense	(16,970)	(15,350)
Investment income	124	2,071
Other income, net	80	835

Earnings before income taxes and cumulative effect of change in accounting principles	$20,440	$26,480

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of January 31, 2002 and October 31, 2001 and for the three months ended January 31, 2002 and 2001, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$73,311	$21,772	$—	$95,083
Cemetery	—	51,708	6,778	—	58,486

	—	125,019	28,550	—	153,569

Costs and expenses:
Funeral	—	51,835	16,790	—	68,625
Cemetery	—	37,481	6,487	—	43,968

	—	89,316	23,277	—	112,593

Gross profit	—	35,703	5,273	—	40,976
Corporate general and administrative expenses	3,849	(79)	—	—	3,770

Operating earnings (loss)	(3,849)	35,782	5,273	—	37,206
Interest income (expense)	14,950	(23,233)	(8,687)	—	(16,970)
Investment income	105	—	19	—	124
Other income (expense), net	(334)	201	213	—	80

Earnings (loss) before income taxes	10,872	12,750	(3,182)	—	20,440
Income taxes	1,361	5,100	1,306	—	7,767

Net earnings (loss) before equity in subsidiaries	9,511	7,650	(4,488)	—	12,673

Equity in subsidiaries	3,162	—	—	(3,162)	—

Net earnings (loss)	12,673	7,650	(4,488)	(3,162)	12,673
Other comprehensive income (loss), net	(8,154)	1,310	(9,051)	7,741	(8,154)

Comprehensive income (loss)	$4,519	$8,960	$(13,539)	$4,579	$4,519

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$71,521	$35,828	$—	$107,349
Cemetery	—	62,187	7,154	—	69,341

	—	133,708	42,982	—	176,690

Costs and expenses:
Funeral	—	54,894	27,712	—	82,606
Cemetery	—	43,486	7,531	(18)	50,999

	—	98,380	35,243	(18)	133,605

Gross profit	—	35,328	7,739	18	43,085
Corporate general and administrative expenses	4,273	(120)	2	6	4,161

Operating earnings (loss)	(4,273)	35,448	7,737	12	38,924
Interest income (expense)	20,420	(23,818)	(11,952)	—	(15,350)
Investment income	1,087	—	984	—	2,071
Other income, net	44	604	187	—	835

Earnings (loss) before income taxes and cumulative effect of change in accounting principles	17,278	12,234	(3,044)	12	26,480
Income tax expense (benefit)	6,307	4,631	(1,279)	6	9,665

Earnings (loss) before cumulative effect of change in accounting principles	10,971	7,603	(1,765)	6	16,815
Cumulative effect of change in accounting principles	—	(214,356)	(35,648)	—	(250,004)

Net earnings (loss) before equity loss in subsidiaries	10,971	(206,753)	(37,413)	6	(233,189)

Equity loss in subsidiaries	(244,160)	—	—	244,160	—

Net loss	(233,189)	(206,753)	(37,413)	244,166	(233,189)
Other comprehensive income, net	21,904	8,476	12,184	(20,660)	21,904

Comprehensive loss	$(211,285)	$(198,277)	$(25,229)	$223,506	$(211,285)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

			January 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$12,023	$(2,523)	$6,795	$—	$16,295
Marketable securities	864	115	1,783	—	2,762
Receivables, net of allowances	9,522	46,296	15,735	—	71,553
Inventories	365	39,735	8,500	—	48,600
Prepaid expenses	629	1,659	73	—	2,361
Deferred income taxes	307	(2,431)	15,433	—	13,309
Assets held for sale	—	15,128	132,236	—	147,364

Total current assets	23,710	97,979	180,555	—	302,244
Receivables due beyond one year, net of allowances	—	47,349	36,365	—	83,714
Prearranged receivables	—	1,172,858	21,821	—	1,194,679
Goodwill	—	451,455	39,667	—	491,122
Deferred charges	8,694	229,091	19,146	—	256,931
Cemetery property, at cost	—	362,833	23,235	—	386,068
Property and equipment, at cost	27,001	424,173	40,928	—	492,102
Less accumulated depreciation	10,756	131,447	9,849	—	152,052

Net property and equipment	16,245	292,726	31,079	—	340,050
Deferred income taxes	60,847	69,830	(2,062)	—	128,615
Other assets	2,009	1,028	—	—	3,037

	$111,505	$2,725,149	$349,806	$—	$3,186,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,843	$—	$—	$—	$6,843
Accounts payable	(222)	5,869	1,243	—	6,890
Accrued expenses	10,132	27,451	4,567	—	42,150
Liabilities associated with assets held for sale	—	6,060	88,666	—	94,726

Total current liabilities	16,753	39,380	94,476	—	150,609
Long-term debt, less current maturities	650,506	—	30,000	—	680,506
Intercompany payables, net	(1,349,116)	1,092,398	256,718	—	—
Prearranged deferred revenue	188	1,487,717	90,948	—	1,578,853
Other long-term liabilities	36,259	7,984	—	(24,666)	19,577

Total liabilities	(645,410)	2,627,479	472,142	(24,666)	2,429,545

Common stock	107,691	336	53	(389)	107,691
Other	686,992	97,334	(86,381)	(10,953)	686,992
Accumulated other comprehensive loss	(37,768)	—	(36,008)	36,008	(37,768)

Total shareholders’ equity (deficit)	756,915	97,670	(122,336)	24,666	756,915

	$111,505	$2,725,149	$349,806	$—	$3,186,460

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$22,537	$(5,636)	$6,222	$—	$23,123
Marketable securities	727	115	1,772	—	2,614
Receivables, net of allowances	9,006	50,345	16,471	—	75,822
Inventories	281	35,062	11,725	—	47,068
Prepaid expenses	629	1,506	73	—	2,208
Deferred income taxes	307	(1,805)	15,433	—	13,935
Assets held for sale	—	17,238	147,273	—	164,511

Total current assets	33,487	96,825	198,969	—	329,281
Receivables due beyond one year, net of allowances	—	44,402	36,365	—	80,767
Prearranged receivables	—	1,176,189	22,555	—	1,198,744
Goodwill	—	451,455	39,667	—	491,122
Deferred charges	8,519	229,495	19,117	—	257,131
Cemetery property, at cost	—	362,767	23,235	—	386,002
Property and equipment, at cost	26,512	422,370	41,049	—	489,931
Less accumulated depreciation	9,912	127,053	9,512	—	146,477

Net property and equipment	16,600	295,317	31,537	—	343,454
Deferred income taxes	60,847	73,219	(2,062)	—	132,004
Other assets	1,867	1,035	—	—	2,902

	$121,320	$2,730,704	$369,383	$—	$3,221,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,828	$—	$—	$—	$6,828
Accounts payable	(265)	4,933	1,405	—	6,073
Accrued expenses	20,866	33,058	4,962	—	58,886
Liabilities associated with assets held for sale	—	7,844	95,724	—	103,568

Total current liabilities	27,429	45,835	102,091	—	175,355
Long-term debt, less current maturities	654,036	—	30,000	—	684,036
Intercompany payables, net	(1,344,251)	1,088,317	255,934	—	—
Prearranged deferred revenue	250	1,499,128	90,155	—	1,589,533
Other long-term liabilities	31,796	8,714	—	(20,087)	20,423

Total liabilities	(630,740)	2,641,994	478,180	(20,087)	2,469,347

Common stock	107,626	336	53	(389)	107,626
Other	674,048	89,684	(81,893)	(7,791)	674,048
Accumulated other comprehensive loss	(29,614)	(1,310)	(26,957)	28,267	(29,614)

Total shareholders’ equity (deficit)	752,060	88,710	(108,797)	20,087	752,060

	$121,320	$2,730,704	$369,383	$—	$3,221,407

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,357)	$(339)	$653	$—	$(2,043)

Cash flows from investing activities:
Proceeds from sale of assets, net	—	1,794	—	—	1,794
Additions to property and equipment	—	(2,342)	(240)	—	(2,582)
Other	(153)	(81)	(25)	—	(259)

Net cash used in investing activities	(153)	(629)	(265)	—	(1,047)

Cash flows from financing activities:
Repayments of long-term debt	(3,475)	—	—	—	(3,475)
Intercompany receivables (payables)	(4,865)	4,081	784	—	—
Issuance of common stock	336	—	—	—	336

Net cash provided by (used in) financing activities	(8,004)	4,081	784	—	(3,139)

Effect of exchange rates on cash and cash equivalents	—	—	(599)	—	(599)

Net increase (decrease) in cash	(10,514)	3,113	573	—	(6,828)
Cash and cash equivalents, beginning of period	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of period	$12,023	$(2,523)	$6,795	$—	$16,295

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(6,760)	$25,249	$(16,641)	$4,467	$6,315

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	20	—	—	20
Additions to property and equipment	(865)	(3,854)	(352)	—	(5,071)
Other	—	618	136	—	754

Net cash used in investing activities	(865)	(3,216)	(216)	—	(4,297)

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—	—	40,000
Repayments of long-term debt	(75,287)	—	(7,262)	—	(82,549)
Intercompany receivables (payables)	49,031	(65,798)	21,234	(4,467)	—
Issuance of common stock	610	—	—	—	610

Net cash provided by (used in) financing activities	(25,646)	(25,798)	13,972	(4,467)	(41,939)

Effect of exchange rates on cash and cash equivalents	—	—	1,652	—	1,652

Net decrease in cash	(33,271)	(3,765)	(1,233)	—	(38,269)
Cash and cash equivalents, beginning of period	59,862	(299)	32,032	—	91,595

Cash and cash equivalents, end of period	$26,591	$(4,064)	$30,799	$—	$53,326

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)	Loss on Assets Held for Sale and Other Charges

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

     Based on its progress at that time and management’s and the Board of Directors’ decision to proceed with the sales of its foreign operations and certain domestic assets if acceptable prices and terms could be obtained, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” in the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon current offers from interested parties or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pre-tax noncash charge to earnings of $269,158 ($205,089 after-tax, of which $187,329 related to foreign operations).

     The portion of the charge to equity in the third quarter of fiscal year 2001 that related to foreign operations was equal to the entire foreign-related after-tax charge to earnings of $187,329. However, the Company has already reduced equity for the cumulative foreign translation adjustment incurred in each period that it has owned these businesses. Therefore, in the periods in which the sale of each of the foreign operations is consummated, the cumulative foreign translation adjustment relating to the operation sold will be reversed and included in comprehensive income, resulting in a corresponding increase in equity. The Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations in the fourth quarter of fiscal year 2001. As such, in the fourth quarter of fiscal year 2001, the Company realized comprehensive income and an increase to equity for the cumulative foreign currency translation related to these operations, which equaled $74,754. The remainder of the approximately $36,008 cumulative foreign translation adjustment as of January 31, 2002, would be reversed upon completion of the sale of the Company’s operations in France, Spain, Portugal, Argentina and Canada. As described in Note 9, subsequent to the first quarter of 2002, the Company sold its operations in Spain and has agreed to sell its operations in Portugal subject to regulatory approval, which the Company expects to receive.

     In the consolidated statement of earnings for the third quarter of fiscal year 2001, the impairment charges related to these writedowns and the writedowns of the noncompetition agreements are reflected in the “loss on assets held for sale and other charges” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At January 31, 2002 and October 31, 2001, the assets held for sale (excluding $5,519 and $5,072 of cash and cash equivalent investments of the operations held for sale as of January 31, 2002 and October 31, 2001, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of all of the Company’s foreign operations and certain domestic assets, primarily funeral

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)	Loss on Assets Held for Sale and Other Charges—(Continued)

home real estate and excess cemetery property. A summary of the assets and liabilities included in these line items at January 31, 2002 and October 31, 2001 is as follows:

Assets	January 31, 2002	October 31, 2001

Receivables, net of allowances	$28,732	$35,762
Inventories and other current assets	4,816	6,080
Net property and equipment	41,525	47,690
Prearranged receivables	43,558	43,481
Goodwill	6,693	8,719
Deferred charges and other assets	13,322	13,753
Cemetery property, at cost	8,433	8,731
Long-term investments	285	295

Assets held for sale	$147,364	$164,511

Liabilities

Current liabilities	$16,508	$22,136
Deferred income taxes	8,188	9,362
Prearranged deferred revenue	61,009	62,376
Long-term debt	1,885	2,603
Other long-term liabilities	7,136	7,091

Liabilities associated with assets held for sale	$94,726	$103,568

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the three months ended January 31, 2002 and 2001 were as follows:

	Three Months Ended January 31,

	2002	2001

Revenues	$18,325	$34,121

Operating earnings	$2,299	$5,119

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8)	Consolidated Comprehensive Income (Loss)

     Consolidated comprehensive income (loss) for the three months ended January 31, 2002 and 2001 is as follows:

	Three Months Ended January 31,

	2002	2001

Net earnings (loss)	$12,673	$(233,189)
Other comprehensive income (loss):
Foreign translation adjustment	(9,051)	12,184
Unrealized appreciation of investments	622	13,713
Deferred income tax expense on unrealized appreciation of investments	(208)	(5,005)
Cumulative effect of change in accounting for derivative financial instrument	—	4,693
Unrealized appreciation (depreciation) on derivative instrument designated and qualifying as a cash flow hedging instrument	688	(3,681)
Deferred income tax expense on unrealized appreciation of derivative instrument designated and qualifying as a cash flow hedging instrument	(205)	—

Total other comprehensive income (loss)	(8,154)	21,904

Total comprehensive income (loss)	$4,519	$(211,285)

(9)	Subsequent Events

     On March 12, 2002, the Company announced the sale of its operations in Spain and its agreement to sell its operations in Portugal subject to regulatory approval, which the Company expects to receive. In total, the proceeds from the sale of the Company’s foreign operations thus far, including tax benefits, represent approximately $145,000 of the $200,000 to $250,000 in total proceeds that the Company expects to receive from the sale of all of its foreign operations.

     On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50,000. The first agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The effective rate to the Company of the debt hedged by the interest rate swaps includes the fixed swap rates of 3.65 percent and 4.265 percent plus, in each case, the applicable margin under the Company’s senior secured credit facility relative to the underlying debt, which margin is based upon the Company’s consolidated leverage ratio, as defined in the facility. As of March 11, 2002, that margin was 337.5 basis points, resulting in effective rates of 7.025 percent and 7.64 percent on each $50,000 swapped.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Preneed Sales

     The Company considers maintaining its preneed backlog through preneed marketing and sales to be an integral part of its long-term business strategy. The Company’s primary objective is to produce preneed sales levels sufficient to balance its goal of using cash to reduce debt with its goal of using cash to maintain a sustainable and predictable level of growth in its preneed backlog. Preneed property, products and services are typically sold on an installment basis with terms of approximately three to five years. The Company’s current goal is to make four preneed funeral sales for every three it delivers.

     The Company estimates that as of January 31, 2002 the future value of its domestic preneed backlog represented $2.2 billion to $2.3 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust, assuming an average yield of approximately 8.5 percent and a build-up in the face value of insurance contracts. It assumes no future sales and assumes maturities of the existing contracts over a weighted average life of approximately 10 to 15 years, which is consistent with the Company’s experience. While the investment yield over the past five years has been in this range, there is no guarantee that future yields will be at this level. As of January 31, 2002, the value of the domestic preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings realized to date on the funds held in trust, was approximately $1.6 billion.

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

Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions (see Note 1(e) to the consolidated financial statements). The Company believes that of its significant accounting policies (discussed in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended October 31, 2001), the following are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgment.

Implementation of SFAS No. 142

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, the Company implemented it in the first quarter of fiscal year 2002. There was no impairment of asset values recorded upon implementation of SFAS No. 142.

     SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 states that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 requires that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the Statement. Impairment losses recognized as a result of an impairment test occurring subsequent to the first six months after adoption will be included in operating income. Goodwill of a reporting unit must be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     Without clear guidance as to the definition of a “reporting unit,” the Company’s initial understanding was that in applying SFAS No. 142, it might be required to test asset values at the individual facility level or at the level of all businesses within a region. Consequently, the Company initially estimated that it would incur a pre-tax noncash impairment charge of between $100 million to $300 million for its domestic operations. Since the Company’s initial analysis, there has been additional clarification and guidance on the application of this pronouncement, including guidance related to the determination of a reporting unit. This clarification has resulted in the Company’s evaluation of goodwill for its domestic operations at the funeral and cemetery segment levels, which constitute the Company’s reporting units; accordingly, the adoption of SFAS No. 142 did not result in an impairment charge. The Company’s foreign asset values were not affected by the adoption of SFAS No. 142, as all of the Company’s operations held for sale have been previously marked to their estimated fair value. As a result of implementing SFAS No. 142, effective November 1, 2001, the Company no longer amortizes goodwill.

     The Company’s amortization of goodwill amounted to $4.8 million ($4.0 million related to domestic operations) in the first quarter of fiscal year 2001. As required by SFAS No. 142, the results for the prior year’s quarter have not been restated. Pro forma net earnings and earnings per share adjusted for the non-amortization provisions of SFAS No. 142 would have been $21.2 million and $.20, respectively, for the three months ended January 31, 2001, excluding the $250.0 million after-tax ($2.34 per share) cumulative effect of the change in accounting principles recorded in the first quarter of fiscal year 2001 as a result of implementing SAB No. 101. The Company’s amortization of goodwill amounted to $19.3 million ($14.4 million related to domestic operations) in fiscal year 2001.

Implementation of SAB No. 101

     Effective November 1, 2000, the Company implemented SAB No. 101 which resulted in changing its methods of accounting for preneed sales activities. The effect of the change in accounting principles is described in Note 3 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended October 31, 2001. A description of the Company’s current accounting for preneed sales and trust and escrow account earnings after the implementation of SAB No. 101 follows.

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

     Preneed funeral merchandise and services trust funds and escrow accounts. Effective November 1, 1998, the Company changed its method of accounting for earnings realized by those preneed funeral merchandise and services trust funds and escrow accounts where it is allowed to retain earnings on the funds if the contract is cancelled. The Company now defers recognition of all earnings realized by these trust funds and escrow accounts until the underlying funeral service or merchandise is delivered. For those trust funds and escrow accounts where it must return earnings on the funds if the contract is cancelled, it has always deferred recognition of realized earnings until the underlying funeral service or merchandise is delivered. These accounting methods were not affected by the implementation of SAB No. 101. The Company generally does not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement.

     Preneed cemetery merchandise and services trust funds and escrow accounts. As discussed above, effective November 1, 2000, the Company implemented SAB No. 101 and changed its method of accounting for earnings realized by preneed cemetery merchandise and services trust funds and escrow accounts. The Company now defers all earnings from these funds until the underlying merchandise or service is delivered. The Company generally does not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement.

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

     Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its North American funds (including those in Puerto Rico) that have investments in common stock, the Company seeks an overall long-term annual yield of approximately 8.0 percent to 9.0 percent, which is well in excess of the Company’s expectation for inflation over the short term. However, no assurance can be given that the Company will be successful in achieving any particular yield. The Company does not expect to achieve this goal for the full fiscal year 2002 in its perpetual care trust funds.

Valuation of Long-Lived and Intangible Assets and Goodwill

     The Company assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; and

•	significant negative industry or economic trends.

     When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on management’s estimate of current market values. Goodwill and other intangible assets amounted to $491.1 million as of January 31, 2002.

Loss on Assets Held for Sale and Other Charges

     As described in Note 7 to the consolidated financial statements, in connection with adopting a formal plan to sell its foreign operations and certain domestic assets, the Company was required by accounting principles generally accepted in the United States of America to estimate the fair value of and the cost to sell these assets. The Company could be required to record an additional charge or gain if the actual sales prices are lower or higher and/or costs to sell are higher or lower than the Company estimated.

Summary of Accounting for Income Taxes

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has not recorded a valuation allowance as of January 31, 2002 based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance which could materially impact its financial position and results of operations.

Results of Operations

     As the Company has its foreign operations and several small domestic operations held for sale, in the third quarter of 2001 it began segregating the operating results of these businesses from the operations it will retain. The following discussion segregates the financial results into two main categories in order to present the Company’s ongoing operating results and to provide more useful information for investors. The Company’s “Operations to be Retained” consist of those businesses it has owned and operated for the entire fiscal year and last and which are not for sale (“Existing Operations”) and those businesses that have been opened during this fiscal year or last (“Opened Operations”). “Closed and Held for Sale Operations” consist of those that have been sold or closed during this fiscal year or last and the businesses that are currently being sold or offered for sale.

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

     Funeral Segment

	Three Months Ended
	January 31,
			Increase
	2002	2001	(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$77.5	$75.8	$1.7
Opened operations	.7	—	.7

	$78.2	$75.8	$2.4

Costs
Existing operations	$53.8	$57.2	$(3.4)
Opened operations	.7	—	.7

	$54.5	$57.2	$(2.7)

Profit
Existing operations	$23.7	$18.6	$5.1
Opened operations	—	—	—

	$23.7	$18.6	$5.1

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$16.9	$31.6	$(14.7)
Costs	14.1	25.4	(11.3)

Profit	$2.8	$6.2	$(3.4)

Total Funeral Revenue	$95.1	$107.4	$(12.3)
Total Funeral Costs	68.6	82.6	(14.0)

Total Funeral Profit	$26.5	$24.8	$1.7

     Total funeral revenue declined $12.3 million in the first quarter of 2002 compared to the corresponding period in 2001 primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of fiscal year 2001.

     Funeral revenue from Operations to be Retained increased $2.4 million, or 3 percent, for the three months ended January 31, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 3.7 percent, which was partially offset by a 2.7 percent decrease (536 events) in the number of funeral services performed.

     The Company experienced a $1.7 million, or 2 percent, increase in funeral revenue from Existing Operations primarily due to a 4.0 percent increase in the average revenue per funeral service performed partially offset by a 3.9 percent decline (775 events) in the number of funeral services performed by these businesses. This includes a 100- event decline in the number of low-priced services that the Company elected to stop performing. Excluding these low-priced services, the number of funeral services performed by the Company’s existing funeral homes declined 3.6 percent. These low-priced services consist primarily of services performed in the ordinary course of business in the industry on behalf of another funeral home or institution, and the Company believes these events are not indicative of a loss in market share. The Company believes that the decline in funeral services performed by Existing Operations was primarily the result of a decrease in the number of deaths during the first quarter of 2002 compared to the first quarter of 2001.

     The Company experienced a $.7 million increase in funeral revenue and funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral profit margin from Existing Operations increased from 24.5 percent in the first quarter of fiscal year 2001 to 30.6 percent in the first quarter of fiscal year 2002 primarily due to an increase in revenue and to the close scrutiny of funeral costs coupled with the fact that goodwill is no longer amortized due to the implementation of SFAS No. 142. Funeral goodwill amortization for Existing Operations amounted to $2.7 million in the first quarter of 2001. The pro forma funeral profit margin from Existing Operations adjusted for the non-amortization provisions of SFAS No. 142 would have been 28.1 percent for the first quarter of 2001. The Company’s cremation rate for Existing Operations was 37.5 percent for the first quarter of 2002.

     Cemetery Segment

	Three Months Ended
	January 31,
			Increase
	2002	2001	(Decrease)

	(In millions)

CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$57.0	$66.8	$(9.8)
Opened operations	—	—	—

	$57.0	$66.8	$(9.8)

Costs
Existing operations	$42.1	$47.4	$(5.3)
Opened operations	—	—	—

	$42.1	$47.4	$(5.3)

Profit
Existing operations	$14.9	$19.4	$(4.5)
Opened operations	—	—	—

	$14.9	$19.4	$(4.5)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$1.5	$2.5	$(1.0)
Costs	1.9	3.6	(1.7)

Profit	$(.4)	$(1.1)	$.7

Total Cemetery Revenue	$58.5	$69.3	$(10.8)
Total Cemetery Costs	44.0	51.0	(7.0)

Total Cemetery Profit	$14.5	$18.3	$(3.8)

     Cemetery revenue decreased $10.8 million, or 16 percent, for the three months ended January 31, 2002, compared to the corresponding period in 2001. The Company experienced a $9.8 million, or 15 percent, decrease in revenue from Operations to be Retained primarily due to a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales. In addition, the Company experienced an annual average yield of 8.7 percent in its perpetual care trust funds in the first quarter of 2002, compared to an annual average yield of 9.5 percent in the first quarter of 2001.

     Cemetery profit margin from Existing Operations decreased from 29.0 percent in the first quarter of 2001 to 26.1 percent in the first quarter of 2002. The decline was principally due to the reduction in cemetery property sales and merchandise deliveries coupled with the high fixed-cost nature of the cemetery business. The decline was moderated due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142. Cemetery goodwill amortization for Existing Operations amounted to $1.3 million in the first quarter of 2001. The pro forma cemetery profit margin from Existing Operations adjusted for the non-amortization provisions of SFAS No. 142 would have been 31.0 percent for the first quarter of 2001.

Other

     Corporate general and administrative expenses for the first quarter of 2002 decreased $.4 million compared to the same period in 2001 primarily due to a reduction in salaries and professional fees.

     Depreciation and amortization was $13.4 million for the first quarter of fiscal year 2002 compared to $21.5 million for the same period in 2001. The decline in depreciation and amortization is due to the implementation of SFAS No. 142 and the sale of certain of the Company’s foreign assets. Domestic depreciation and amortization, which is fairly representative of Operations to be Retained, was $12.8 million for the first quarter of fiscal year 2002 compared to $15.2 million for the same period in 2001.

     EBITDA (defined as earnings before gross interest expense, taxes, depreciation and amortization) was $50.8 million, or 33.1 percent of revenue for the first quarter of fiscal year 2002 compared to $63.3 million, or 35.8 percent of revenue for the same period in 2001. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $47.7 million, or 35.0 percent of domestic revenue for the first quarter of fiscal year 2002 compared to $50.8 million, or 35.2 percent of domestic revenue for the same period in 2001.

     Gross interest expense increased $1.6 million to $17.0 million for the first quarter of fiscal year 2002 compared to $15.4 million for the same period in 2001. The increase is due to an approximate 280 basis point increase in the average interest rate due to the higher interest costs associated with debt incurred in the Company’s debt refinancing transactions. This was substantially offset by a $216.5 million decrease in the average outstanding debt balance. Investment income decreased $2.0 million to $.1 million for the first quarter of 2002. This decrease is due primarily to a $73.9 million decrease in the average cash and cash equivalents balance and a decrease in the average investment rate earned on the Company’s cash and cash equivalent investments from 8.1 percent to 2.3 percent. The 8.1 percent earned in the first quarter of 2001 included returns on funds in foreign jurisdictions that earned 11.6 percent. The majority of the funds in foreign jurisdictions were sold with the Company’s Mexican operations. In the first quarter of 2002, investment income resulted from cash and cash equivalent investments earning an average annual rate of 2.3 percent, including funds in foreign jurisdictions earning 1.2 percent.

     Other income, net, decreased approximately $.8 million during the first quarter of fiscal year 2002 compared to the same period in 2001. This decrease is principally due to a net gain on the sale of excess cemetery property during the first quarter of 2001.

     As of January 31, 2002, the Company’s outstanding debt totaled $689.2 million, including $1.9 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreement in effect as of January 31, 2002, approximately 90 percent was fixed-rate debt, with the remaining 10 percent subject to short-term variable interest rates averaging approximately 5.6 percent.

     On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The effective rate to the Company of the debt hedged by the interest rate swaps includes the fixed swap rates of 3.65 percent and 4.265 percent plus, in each case, the applicable margin under the Company’s senior secured credit facility relative to the underlying debt, which margin is based upon the Company’s consolidated leverage ratio, as defined in the facility. As of March 11, 2002, that margin was 337.5 basis points, resulting in effective rates of 7.025 percent and 7.64 percent on each $50.0 million swapped. As of March 11, 2002, of the $673.8 million of debt outstanding, including the portion subject to the interest rate swap agreements, approximately 77 percent was fixed-rate debt, with the remaining 23 percent subject to short-term variable interest rates averaging approximately 5.4 percent.

Preneed Sales

     The Company’s domestic preneed funeral and cemetery merchandise and service sales, which are deferred and are not included in the Company’s operating results above, increased from $37.0 million for the first quarter of 2001 to $37.6 million for the first quarter of 2002.

Liquidity and Capital Resources

Introduction

     Historically, the Company’s growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company ceased its acquisition activity and developed strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal years 2000 and 2001, the Company focused on debt reduction and cash flow. During fiscal year 2002, the Company plans to continue its focus on debt reduction and to position itself for business expansion in fiscal year 2003. The Company believes that once its debt targets are achieved, it will be in a position to expand its businesses internally and consider purchasing high-quality firms using internally generated free cash flow.

Debt Restructuring and Reduction; Asset Sales

     As described in Note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, on June 29, 2001, the Company completed several transactions that refinanced substantially all of its long-term debt. In addition, in the third quarter of fiscal year 2001, the Company decided to pursue the sale of its foreign operations in order to generate cash to reduce debt and to allow the Company to focus on its core businesses. In the fourth quarter of fiscal year 2001, the Company sold all of its foreign operations other than those in France, Spain, Portugal, Canada and Argentina. Subsequent to the first quarter of 2002, the Company sold its operations in Spain and has agreed to sell its operations in Portugal subject to regulatory approval, which the Company expects to receive. In total, these transactions have generated or will generate proceeds, including future tax benefits, of approximately $145.0 million of the $200.0 million to $250.0 million in total proceeds the Company expects to receive from the sale of all foreign operations. The Company has received about $120.0 million in cash related to these sales and expects an additional $20.0 million to $25.0 million, principally in tax benefits and amounts in escrow, to be received in the future from these completed sales. The net proceeds related to the sale of foreign operations received thus far have been used to repay debt, and net proceeds from future foreign asset sales will also be used to repay debt. The Company continues to have active discussions for the sale of its remaining foreign operations and expects to complete these sales during 2002. Additionally, in fiscal year 2001, the Company realized $21.0 million in proceeds for the sale of certain domestic properties, with $13.5 million from the sale of excess cemetery property and approximately $7.5 million from the sale of funeral home real estate and small domestic operations. Those proceeds were used to reduce debt. In the first quarter of 2002, the Company realized approximately $1.8 million in proceeds from the sale of certain domestic funeral homes, which were also used to reduce debt. The Company anticipates that it will realize approximately $5.0 million to $10.0 million in fiscal year 2002 from similar sales.

     As a result of these transactions and the additional application of cash flow to reduce debt, the Company has reduced its debt from $950.5 million at the beginning of fiscal year 2001 to $673.8 million as of March 11, 2002 including $2.1 million of the unamortized option premium relating to Remarketable Or Redeemable Securities (“ROARS”). Long-term debt as of January 31, 2002, which includes $1.9 million of debt associated with assets held for sale and $2.1 million of the unamortized option premium related to ROARS, was $689.2 million.

Contractual Obligations and Commercial Commitments

     The following table reflects future scheduled principal payments and maturities of the Company’s long-term debt (in millions) as of January 31, 2002.

					Other,
					Principally
					Seller
Fiscal		Senior	6.40%		Financing of
Year Ending	Term	Subordinated	Public Notes	6.70%	Acquired
October 31,	Loan B	Notes	(ROARS)	Public Notes	Operations	Total

2002	$1.9	$—	$—	$—	$3.3	$5.2
2003	2.5	—	99.9 (1)	—	4.5	106.9
2004	3.5	—	—	.1	4.6	8.2
2005	68.5	—	—	—	1.9	70.4
2006	191.2	—	—	—	1.0	192.2
Thereafter	—	300.0	—	—	4.2	304.2

Subtotal	$267.6	$300.0	$99.9	$.1	$19.5	687.1

Unamortized option premium relating to ROARS						2.1

Total long-term debt						689.2
Less debt associated with assets held for sale						1.9

Long-term debt on the Company’s consolidated balance sheet						$687.3

(1)	The Company could be required to redeem the ROARS on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time. If remarketed, new notes will be issued with a maturity date of May 1, 2013, and the coupon rate for the remaining term will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company’s then current credit spread.

     In addition to the contractual obligations discussed in the table above, the Company has noncancellable operating leases and non-compete agreements. The Company’s noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 18 years, except for nine leases that expire between 2032 and 2072. The Company’s domestic future minimum lease payments as of January 31, 2002 are $4.4 million, $4.9 million, $4.2 million, $3.3 million, $2.9 million and $28.0 million for the years ending October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively. The Company’s foreign future minimum lease payments are $.6 million, $.5 million, $.2 million, $.2 million, $.4 million and $0 for the years ended October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively, although the Company’s foreign operations are currently held for sale. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, it will continue to make the payments in accordance with the contract terms. The Company’s future non-compete payments as of January 31, 2002 are $4.8 million, $5.6 million, $4.4 million, $3.1 million, $2.0 million and $3.8 million for the years ending October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively.

     The Company also has $13.1 million of letters of credit as of January 31, 2002, and is required to maintain a bond to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. The Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of January 31, 2002, the balance of the Florida bond was $33.1 million. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

     Under the Company’s senior secured credit facility, as long as any of the 6.70 percent Notes or 6.40 percent ROARS are outstanding, the Company must maintain a required reserve consisting of (1) availability under the revolving credit facility and/or (2) domestic cash, cash equivalents and marketable securities, the access to which is restricted on terms satisfactory to the collateral agent. The required reserve is an amount equal to the lesser of (1) the amount by which the net cash proceeds from asset sales (calculated on a cumulative basis from the completion of the refinancing transactions) exceeds $75.0 million and (2) the outstanding principal amount of the 6.70 percent Notes and 6.40 percent ROARS. Notwithstanding the foregoing, the required reserve cannot be less than the following percentages of the outstanding principal amount of the 6.70 percent Notes and 6.40 percent ROARS: 0 percent through June 29, 2002, 25 percent thereafter through October 31, 2002, 50 percent thereafter through January 31, 2003, 75 percent thereafter through April 30, 2003 and 100 percent thereafter. If the 6.40 percent ROARS are remarketed, which would occur, if at all, on May 1, 2003, they would not be considered outstanding for purposes of the requirement to maintain the required reserve, and the required reserve would therefore be eliminated. In that case, the portion of the revolver restricted for purposes of the required reserve would then become available to the Company.

     As of January 31, 2002 and March 11, 2002, there were no amounts drawn on the Company’s $175.0 million revolving credit facility. As of January 31, 2002 and March 11, 2002, the Company’s availability under the revolver, after giving consideration to the aforementioned letters of credit, bond obligation and required reserve, was $86.1 million and $72.6 million, respectively.

     In order for the Company to purchase or otherwise retire any of the remaining 6.70 percent Notes or 6.40 percent ROARS, either voluntarily or at maturity, the Company must provide evidence satisfactory to the administrative agent under the senior secured credit facility that, immediately after giving effect to the transaction, the Company will have liquidity, as defined in the senior secured credit facility, of no less than $25 million.

Cash Flow

     The Company’s operations used cash of $2.0 million for the three months ended January 31, 2002, compared to providing cash of $6.3 million for the corresponding period in 2001. The decrease in operating cash flow is due primarily to a $6 million reduction in earnings before taxes, an increase of approximately $3 million in interest payments and a $2 million reduction in accounts payable due to the timing of vendor payments, partially offset by a reduction in its investment in preneed activity and other working capital changes.

     The Company’s investing activities resulted in a net cash outflow of $1.0 million for the three months ended January 31, 2002, compared to $4.3 million for the comparable period in 2001. The decrease was primarily the result of a $2.5 million reduction in capital expenditures for the quarter. For the three months ended January 31, 2002, capital expenditures amounted to $2.6 million, which included $2.1 million for maintenance capital expenditures and $.5 million for new growth initiatives. As part of its strategy to increase cash flow and reduce debt, in fiscal year 2001 the Company limited its capital expenditures primarily to maintenance capital expenditures and the construction of funeral homes in connection with its operating partnership with the Archdiocese of Los Angeles, and expects to do the same in fiscal year 2002. For fiscal year 2002, the Company anticipates capital expenditures of $20.0 million to $27.0 million, which includes maintenance capital expenditures and new growth initiatives, including the construction of the Archdiocese of Los Angeles funeral homes. The Company has no material commitments for capital expenditures in fiscal year 2002 other than approximately $3.0 million related to the Archdiocese of Los Angeles funeral homes.

     The Company’s financing activities resulted in a cash outflow of $3.1 million for the three months ended January 31, 2002, compared to $41.9 million for the comparable period in 2001. This decrease is due principally to repayments of long-term debt of $3.5 million in the first quarter of 2002 compared to $82.5 million in the first quarter of 2001. Partially offsetting the cash outflow in the first quarter of 2001 was $40.0 million that the Company withdrew from its trust funds in Florida, as described above under “Contractual Obligations and Commercial Commitments.”

Ratio of Earnings to Fixed Charges

     The Company’s ratio of earnings to fixed charges was as follows:

								Three Months
								ended
	Years ended October 31,							January 31,

1997	1998		1999		2000	2001		2002

3.65(1)	2.38	(2)	3.43	(1)	2.57	—	(3)	2.14

(1)	Excludes the cumulative effect of change in accounting principles.

(2)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company’s ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(3)	Pretax earnings for fiscal year 2001 include a nonrecurring, noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, the Company’s earnings for the fiscal year ended October 31, 2001 were insufficient to cover its fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, the Company’s ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of gross interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the three months ended January 31, 2002, reflects the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal years 1998 and 1997 reflect the 1997 change in accounting principles.

Inflation

     Inflation has not had a significant impact on the Company’s operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     (a) SFAS No. 142

     SFAS No. 142, “Goodwill and Other Intangible Assets,” states that goodwill will no longer be amortized, but will be tested for impairment at the reporting unit level. Impairment losses are recognized initially as changes in accounting principle and subsequently will be included in operating income. The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. See Note 2 to the consolidated financial statements for further discussion of SFAS No. 142 and its impact on the Company’s financial condition and results of operations.

     (b) Other Accounting Pronouncements

     For a discussion of these accounting standards, see Note 2 to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures about market risk are presented in Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission on January 25, 2002. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

     The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, the Company’s market risk sensitive instruments and positions are characterized as “other than trading”. The Company’s exposure to market risk as discussed below includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. The Company’s views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, interest rates and the timing of transactions.

Interest

     The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement, which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. As of January 31, 2002 and October 31, 2001, the estimated fair value of the interest rate swap based on quoted market prices was ($1.4) million and ($2.1) million, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $.5 million and $1.0 million, respectively, in the fair value of this instrument.

     As of January 31, 2002 and October 31, 2001, the carrying value and fair value of the Company’s Term Loan B, including accrued interest, was $267.6 million and $270.0 million, respectively. Fair value was determined using future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $267.6 million outstanding under Term Loan B on January 31, 2002, $67.6 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. In addition, the remaining $200.0 million outstanding under Term Loan B will be subject to short-term variable interest rates upon the expiration of the interest rate swap on March 4, 2002. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to the hedged and unhedged portions of this debt would result in a change of approximately $1.6 million in the Company’s pre-tax earnings. Of the $270.0 million outstanding under Term Loan B on October 31, 2001, $70.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to the hedged and unhedged portions of this debt would result in a change of approximately $1.2 million in the Company’s pre-tax earnings.

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

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) the Company’s plan to sell its foreign operations and certain funeral home assets and excess cemetery property, and potential effects thereof, (2) the Company’s plans to reduce debt, (3) anticipated future performance of the Company’s preneed sales program and (4) anticipated future performance of funds held in trust.

     The forecast financial information included in this Form 10-Q has been prepared by, and is the responsibility of, the Company’s management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying forecast financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.

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

     The Company’s goal is to return to debt levels of approximately $500 million, or 2.5 times domestic EBITDA. Management projects that the Company will achieve this goal by the second quarter of 2003 by further reducing debt by approximately $125 million with the estimated proceeds from the sale of its operations in France, Canada and Argentina, plus future tax benefits associated with closed and prospective sales and with an additional amount of approximately $50 million to $55 million per year in free cash flow. In addition, the Company anticipates generating $5 million to $10 million in fiscal year 2002 from the sale of domestic assets. By the end of 2002, management expects to have completed the sale of all of its foreign operations, and all tax benefits are expected to be realized in fiscal years 2002 and 2003. Management expects that once the Company achieves its debt goal, it will be in a position to expand its businesses internally and to consider acquiring high-quality firms, using internally generated free cash flow.

     Management expects earnings per share of $0.38 to $0.42 and cash flow from operations between $60 million and $70 million for fiscal year 2002.

Management expects the following factors to impact fiscal year 2002 financial results:

Significant Factors Affecting Earnings:

•	Management expects that the sale of its foreign operations will cause revenues, operating earnings and net earnings for fiscal year 2002 to be lower than fiscal year 2001, although the sales will have a positive impact on interest expense as proceeds are used to reduce debt.
•	The Company expects interest expense to increase due to the refinancing completed on June 29, 2001, which increased the Company’s average borrowing rate by approximately 300 basis points. The Company expects the increase in interest expense to be mitigated as it reduces debt.
•	The Company adopted SFAS No. 142 effective November 1, 2001, and therefore will benefit from the elimination of domestic goodwill amortization for fiscal year 2002. In fiscal year 2001, domestic goodwill amortization was $14 million.
•	During fiscal year 2001, the Company benefited from $5 million in nonrecurring net gains related to the sale of excess cemetery property, funeral home real estate and other assets.
•	The Company expects that the yield on assets in its perpetual care trust funds will be below the 7.1 percent yield achieved in fiscal year 2001 due to current market conditions and the mix of investments held in the trusts.

•	Management expects the Company’s tax rate to increase, due primarily to the disposition of its foreign assets, offset by the implementation of SFAS No. 142.

Significant Factors Affecting Free Cash Flow (Cash Flow From Operations Adjusted for Maintenance Capital Expenditures):

•	In fiscal year 2001, the Company realized cash benefits from several nonrecurring tax items such as a federal tax refund, a reduction in 2001 estimated tax payments, a refund of some state tax payments and repayment from the funeral trust funds for tax payments made on behalf of the trusts.
•	The Company received $13.5 million in cash proceeds in fiscal year 2001 from the sale of excess cemetery property.
•	Interest expenditures are expected to increase, as described above.

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

     The Company’s ability to achieve its debt reduction targets in the time frame projected by the Company depends upon the Company’s ability to generate sufficient cash from three main sources: (1) the sale of its remaining foreign assets in France, Canada and Argentina, (2) income tax benefits associated with the foreign asset sales and (3) its ongoing operations. The Company cannot control whether or when it will be able to complete transactions for the sale of its remaining foreign assets with buyers willing to accept terms anticipated by the Company’s forecasts. The timing of the receipt of the income tax benefits depends on the rate at which the Company can produce capital gains against which the asset sale losses can be offset and the timing of the Company’s filing for capital loss carrybacks to apply against previously-taxed capital gains. The Company’s ability to generate cash flow from operations depends upon, among other things, the number of deaths in the Company’s markets, competition, the level of preneed sales, the Company’s ability to control its costs, stock and bond market conditions, and general economic, financial and regulatory factors, much of which is beyond the Company’s control.

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

     As of March 11, 2002, $254 million of the Company’s long-term debt was subject to variable interest rates, although $100 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could substantially increase the Company’s interest costs on its variable rate long-term debt, which could decrease the Company’s net income and earnings per share materially.

Covenant restrictions under the Company’s senior secured credit facilities and senior subordinated note indenture limit the Company’s flexibility in operating its business.

     The Company’s senior secured credit facilities and the indenture governing the senior subordinated notes contain, among other things, covenants that restrict the Company’s and the subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. They limit, among other things, the Company’s and the subsidiary guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. In addition, the senior secured credit facilities contain specific limits on capital expenditures as well as a requirement that the Company maintain a liquidity reserve that increases over time as long as any of the 6.70 percent Notes or 6.40 percent ROARS are outstanding. Furthermore, the senior secured credit facilities require the Company to maintain specified financial ratios and satisfy financial condition tests and prohibit payment of the 6.70 percent Notes and the 6.40 percent ROARS unless thereafter the Company will have liquidity no less than $25 million, as defined.

     These covenants may require the Company to act in a manner contrary to its business objectives. In addition, events beyond the Company’s control, including changes in general economic and business conditions, may affect its ability to satisfy these covenants. A breach of any of these covenants could result in a default allowing the lenders to declare all amounts immediately due and payable. The Company believes that the completion of the sale of its remaining foreign operations will not violate these covenants.

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

The Company filed a Form 8-K on December 19, 2001, reporting under “Item 5. Other Events,” the earnings release for the quarter ended October 31, 2001.

The Company filed a Form 8-K on December 19, 2001, reporting under “Item 5. Other Events,” the announcement that the Company named three individuals to the Board of Directors and announced the retirement of one Director.

The Company filed a Form 8-K/A on December 27, 2001, reporting under “Item 5. Other Events,” amending the form 8-K filed on December 19, 2001 regarding the new members of the Board of Directors.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 15, 2002	/s/ KENNETH C. BUDDE Kenneth C. Budde Executive Vice President Chief Financial Officer

March 15, 2002	/s/ MICHAEL G. HYMEL Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

12	Calculation of Ratio of Earnings to Fixed Charges