Form 10-Q
period 2002-04-30
STEWART ENTERPRISES INC
filed 2002-06-13
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2002
OR
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of June 5, 2002, was 104,379,955 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1 Employment Agrmt Amendment-W. Rowe
EX-10.2 Employment Agrmt Amendment-B. Marlowe
EX-10.3 Employment Agrmt Amendment-K. Budde
EX-10.4 Employment Agrmt Amendment-L. Hawkins
EX-10.5 Employment Agrmt Amendment-B. Heffron
EX-10.6 Employment Agrmt Amendment-R. Stricklin
EX-10.7 Employment Agrmt Supplement-G. Stephens Jr
EX-10.8 Employment Agrmt Amendment-M. Crane
EX-10.9 Employment Agrmt Supplement-M. Crane
EX-10.10 Employment Agrmt Amendment-E. Kendrick
EX-10.11 Amended/Restated 2000 Directors' Plan
EX-10.12 Supplemental Executive Retirement Plan
EX-12 Ratio of Earnings to Fixed Charges

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,

	2002	2001

Revenues:
Funeral	$90,848	$107,958
Cemetery	60,141	62,981

	150,989	170,939

Costs and expenses:
Funeral	65,573	82,366
Cemetery	45,277	47,358

	110,850	129,724

Gross profit	40,139	41,215
Corporate general and administrative expenses	4,115	4,905

Operating earnings	36,024	36,310
Interest expense	(15,859)	(14,071)
Investment income	98	1,567
Other income, net	510	2,349

Earnings before income taxes	20,773	26,155
Income taxes	7,894	9,547

Net earnings	$12,879	$16,608

Net earnings per common share:
Basic	$.12	$.15

Diluted	$.12	$.15

Weighted average common shares outstanding (in thousands):
Basic	107,822	107,306

Diluted	108,337	107,320

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2002	2001

Revenues:
Funeral	$185,931	$215,307
Cemetery	118,627	132,322

	304,558	347,629

Costs and expenses:
Funeral	134,198	164,972
Cemetery	89,245	98,357

	223,443	263,329

Gross profit	81,115	84,300
Corporate general and administrative expenses	7,885	9,066

Operating earnings	73,230	75,234
Interest expense	(32,829)	(29,421)
Investment income	222	3,638
Other income, net	590	3,184

Earnings before income taxes and cumulative effect of change in accounting principles	41,213	52,635
Income taxes	15,661	19,212

Earnings before cumulative effect of change in accounting principles	25,552	33,423
Cumulative effect of change in accounting principles, net of a $166,669 income tax benefit (Note 2)	—	(250,004)

Net earnings (loss)	$25,552	$(216,581)

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.24	$.31
Cumulative effect of change in accounting principles	—	(2.33)

Net earnings (loss)	$.24	$(2.02)

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.24	$.31
Cumulative effect of change in accounting principles	—	(2.33)

Net earnings (loss)	$.24	$(2.02)

Weighted average common shares outstanding (in thousands):
Basic	107,729	107,131

Diluted	108,289	107,136

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalent investments	$34,819	$23,123
Marketable securities	2,735	2,614
Receivables, net of allowances	72,228	75,822
Inventories	49,350	47,068
Prepaid expenses	2,588	2,208
Deferred income taxes	19,112	13,935
Assets held for sale (Note 7)	135,786	164,511

Total current assets	316,618	329,281
Receivables due beyond one year, net of allowances	79,268	80,767
Prearranged receivables	1,198,971	1,198,744
Goodwill	491,122	491,122
Deferred charges	255,429	257,131
Cemetery property, at cost	386,588	386,002
Property and equipment, at cost:
Land	45,167	45,232
Buildings	301,631	299,085
Equipment and other	149,522	145,614

	496,320	489,931
Less accumulated depreciation	157,835	146,477

Net property and equipment	338,485	343,454
Deferred income taxes	115,266	132,004
Other assets	3,067	2,902

	$3,184,814	$3,221,407

		(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

Current liabilities:
Current maturities of long-term debt	$6,854	$6,828
Accounts payable	8,823	6,073
Accrued payroll	11,614	16,212
Accrued insurance	16,095	16,992
Accrued interest	15,086	16,276
Accrued other	7,789	9,406
Liabilities associated with assets held for sale (Note 7)	90,362	103,568

Total current liabilities	156,623	175,355
Long-term debt, less current maturities	654,853	684,036
Prearranged deferred revenue	1,576,077	1,589,533
Other long-term liabilities	18,118	20,423

Total liabilities	2,405,671	2,469,347

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,379,955 and 104,071,027 shares at April 30, 2002 and October 31, 2001, respectively	104,380	104,071
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2002 and October 31, 2001; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	676,719	675,310
Retained earnings (accumulated deficit)	24,290	(1,262)
Cumulative foreign translation adjustment	(28,421)	(26,957)
Unrealized depreciation of investments	(919)	(1,310)
Derivative financial instrument losses	(461)	(1,347)

Total shareholders’ equity	779,143	752,060

	$3,184,814	$3,221,407

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Cumulative	Appreciation	Derivative
		Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock(1)	Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 2001	$107,626	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060
Comprehensive income:
Net earnings			25,552				25,552
Other comprehensive income (loss):
Foreign translation adjustment related to operations sold				8,900			8,900
Foreign translation adjustment				(10,364)			(10,364)
Unrealized appreciation of investments					587		587
Deferred income tax expense on unrealized appreciation of investments					(196)		(196)
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument						2,128	2,128
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument						(742)	(742)
Net deferred income tax on unrealized change on derivative instrument designated and qualifying as a cash flow hedging instrument						(500)	(500)

Total other comprehensive income (loss)	—	—	—	(1,464)	391	886	(187)

Total comprehensive income (loss)	—	—	25,552	(1,464)	391	886	25,365
Issuance of common stock	309	1,409					1,718

Balance April 30, 2002	$107,935	$676,719	$24,290	$(28,421)	$(919)	$(461)	$779,143

(1)	Amount includes shares of common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$25,552	$(216,581)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	27,979	39,143
Provision for doubtful accounts	5,180	9,148
Cumulative effect of change in accounting principles	—	250,004
Net loss realized on marketable securities	485	—
Net (gains) losses on sale of assets	(273)	776
Provision for deferred income taxes	9,551	1,280
Changes in assets and liabilities:
Increase in other receivables	(23)	(2,023)
(Increase) decrease in other deferred charges and intangible assets	2,358	(720)
(Increase) decrease in inventories and cemetery property	(2,250)	1,329
Increase (decrease) in accounts payable and accrued expenses	(5,677)	215
Change in prearranged activity	(13,844)	(8,333)
Prearranged acquisition costs	(15,262)	(16,114)
Decrease in other	(1,657)	(832)

Net cash provided by operating activities	32,119	57,292

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	169	4,474
Purchases of marketable securities and long-term investments	(19)	(511)
Proceeds from sale of assets, net	15,676	2,881
Additions to property and equipment	(7,651)	(11,246)
Other	549	1,227

Net cash provided by (used in) investing activities	8,724	(3,175)

		(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2002	2001

Cash flows from financing activities:
Funeral trust withdrawal	$—	$40,000
Repayments of long-term debt	(29,077)	(83,483)
Issuance of common stock	400	610

Net cash used in financing activities	(28,677)	(42,873)

Effect of exchange rates on cash and cash equivalents	(470)	882

Net increase in cash	11,696	12,126
Cash and cash equivalents, beginning of period	23,123	91,595

Cash and cash equivalents, end of period	$34,819	$103,721

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$400	$1,100
Interest	$30,600	$29,900
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$1,318	$1,267

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

     As of April 30, 2002, the Company owned and operated 312 funeral homes and 150 cemeteries in 29 states within the United States and Puerto Rico and had operations in Portugal, Argentina, Canada and France. For the six months ended April 30, 2002, foreign operations contributed approximately 9 percent of total revenue and, as of April 30, 2002, represented approximately 4 percent of total assets. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. During the second quarter of 2002, the Company sold its operations in Spain and agreed to sell its operations in Portugal subject to regulatory approval. As discussed in Note 9, subsequent to the second quarter of 2002, the Company agreed to sell its operations in Canada subject to regulatory approval, which the Company expects to receive by the end of its third fiscal quarter and signed a letter of intent for the sale of its operations in France.

     (b)  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 7 for a discussion of assets held for sale and liabilities associated with assets held for sale.

     (c)  Interim Disclosures

     The information as of April 30, 2002, and for the three and six months ended April 30, 2002 and 2001, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2002.

     (d)  Foreign Currency Translation

     All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders’ equity. Additionally, as discussed in Note 7, the Company will realize comprehensive income and an increase to equity for the cumulative foreign currency translation upon completion of the sale of the Company’s respective foreign operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     In the first quarter of 2002, the Company recorded a cumulative foreign translation adjustment related to its operations in Argentina. In previous years, the Argentine peso was valued at a one-to-one ratio with the U.S. dollar, and no foreign currency translation adjustment related to the Company’s operations in Argentina was necessary. Due to the current economic conditions existing in Argentina, the Argentine peso has significantly devalued which necessitated the need for an adjustment.

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

     (f)  Reclassifications

     Certain reclassifications have been made to the 2001 consolidated statements of earnings. These reclassifications had no effect on net earnings (loss) or shareholders’ equity. Interest expense and investment income are presented as individual line items in the consolidated statements of earnings. In 2001, interest expense and investment income were netted together and presented as one line item in the consolidated statements of earnings. For comparative purposes, a reclassification has been made to the consolidated statements of earnings for the three and six months ended April 30, 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

     As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The following is a reconciliation of net earnings (loss) and net earnings (loss) per share for the three and six months ended April 30, 2002 and 2001 adjusted for the elimination of goodwill amortization required by SFAS No. 142.

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Earnings before cumulative effect of change in accounting principles	$12,879	$16,608	$25,552	$33,423
Goodwill amortization (net of tax)	—	4,348	—	8,725

Adjusted earnings before cumulative effect of change in accounting principles	12,879	20,956	25,552	42,148
Cumulative effect of change in accounting principles	—	—	—	(250,004)

Adjusted net earnings (loss)	$12,879	$20,956	$25,552	$(207,856)

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.12	$.15	$.24	$.31
Goodwill amortization (net of tax)	—	.04	—	.08

Adjusted earnings before cumulative effect of change in accounting principles	.12	.19	.24	.39
Cumulative effect of change in accounting principles	—	—	—	(2.33)

Adjusted net earnings (loss)	$.12	$.19	$.24	$(1.94)

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principles	$.12	$.15	$.24	$.31
Goodwill amortization (net of tax)	—	.04	—	.08

Adjusted earnings before cumulative effect of change in accounting principles	.12	.19	.24	.39
Cumulative effect of change in accounting principles	—	—	—	(2.33)

Adjusted net earnings (loss)	$.12	$.19	$.24	$(1.94)

The carrying amount of goodwill at both April 30, 2002 and October 31, 2001 amounted to $491,122.

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

     In 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 had no impact on the Company’s financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which prohibits the use of the pooling method of accounting for business combinations. The provisions of SFAS No. 141 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of 2002, and it had no impact on the Company’s financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the diversity in practice for recognizing asset retirement obligations (“ARO’s”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

statements for fiscal years beginning after June 15, 2002, although early application is encouraged. The implementation of SFAS No. 143 in fiscal year 2003 will have no impact on the Company’s financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 in fiscal year 2003 will have no impact on its financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” With the rescission of FASB Statements No. 4 and 64, only gains and losses from extinguishments of debt meeting the criteria in APB Opinion No. 30 would be classified as extraordinary items. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will have no impact on its financial condition or results of operations.

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

(3) Contingencies—(Continued)

     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

(4) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended April 30, 2002
Net earnings	$12,879

Basic earnings per common share:
Earnings available to common shareholders	$12,879	107,822	$.12

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	515

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$12,879	108,337	$.12

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended April 30, 2001
Net earnings	$16,608

Basic earnings per common share:
Earnings available to common shareholders	$16,608	107,306	$.15

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	14

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$16,608	107,320	$.15

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Six Months Ended April 30, 2002
Net earnings	$25,552

Basic earnings per common share:
Earnings available to common shareholders	$25,552	107,729	$.24

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	560

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$25,552	108,289	$.24

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Six Months Ended April 30, 2001
Earnings before cumulative effect of change in accounting principles	$33,423

Basic earnings per common share:
Earnings available to common shareholders	$33,423	107,131	$.31

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	5

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$33,423	107,136	$.31

     Options to purchase 1,290,433 and 1,211,032 shares of common stock at prices ranging from $5.90 to $27.25 per share and $5.97 to $27.25 per share were outstanding during the three and six months ended April 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options expire between July 31, 2004 and April 12, 2005.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Segment Data

     The Company’s reportable segment information is as follows:

			Consolidated
	Funeral	Cemetery	Totals

Revenues from external customers:
Three months ended April 30,
2002	$90,848	60,141	$150,989
2001	$107,958	62,981	$170,939
Six months ended April 30,
2002	$185,931	118,627	$304,558
2001	$215,307	132,322	$347,629

Gross profit:
Three months ended April 30,
2002	$25,275	14,864	$40,139
2001	$25,592	15,623	$41,215
Six months ended April 30,
2002	$51,733	29,382	$81,115
2001	$50,335	33,965	$84,300

Goodwill:
April 30, 2002	$341,145	149,977	$491,122
October 31, 2001	$341,145	149,977	$491,122

     A reconciliation of total segment gross profit to total earnings before income taxes and cumulative effect of change in accounting principles for the three and six months ended April 30, 2002 and 2001, is as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Gross profit for reportable segments	$40,139	$41,215	$81,115	$84,300
Corporate general and administrative expenses	(4,115)	(4,905)	(7,885)	(9,066)
Interest expense	(15,859)	(14,071)	(32,829)	(29,421)
Investment income	98	1,567	222	3,638
Other income, net	510	2,349	590	3,184

Earnings before income taxes and cumulative effect of change in accounting principles	$20,773	$26,155	$41,213	$52,635

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of April 30, 2002 and October 31, 2001 and for the three and six months ended April 30, 2002 and 2001, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$75,257	$15,591	$—	$90,848
Cemetery	—	54,108	6,033	—	60,141

	—	129,365	21,624	—	150,989

Costs and expenses:
Funeral	—	53,718	11,855	—	65,573
Cemetery	—	39,225	6,052	—	45,277

	—	92,943	17,907	—	110,850

Gross profit	—	36,422	3,717	—	40,139
Corporate general and administrative expenses	4,254	(139)	—	—	4,115

Operating earnings (loss)	(4,254)	36,561	3,717	—	36,024
Interest income (expense)	13,614	(22,063)	(7,410)	—	(15,859)
Investment income	98	—	—	—	98
Other income (expense), net	98	491	(79)	—	510

Earnings (loss) before income taxes	9,556	14,989	(3,772)	—	20,773
Income taxes	783	5,996	1,115	—	7,894

Net earnings (loss) before equity in subsidiaries	8,773	8,993	(4,887)	—	12,879

Equity in subsidiaries	4,106	—	—	(4,106)	—

Net earnings (loss)	12,879	8,993	(4,887)	(4,106)	12,879
Other comprehensive income, net	7,967	—	7,587	(7,587)	7,967

Comprehensive income	$20,846	$8,993	$2,700	$(11,693)	$20,846

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$73,586	$34,372	$—	$107,958
Cemetery	—	53,807	9,174	—	62,981

	—	127,393	43,546	—	170,939

Costs and expenses:
Funeral	—	55,388	26,978	—	82,366
Cemetery	—	39,379	7,949	30	47,358

	—	94,767	34,927	30	129,724

Gross profit	—	32,626	8,619	(30)	41,215
Corporate general and administrative expenses	5,072	(159)	(2)	(6)	4,905

Operating earnings (loss)	(5,072)	32,785	8,621	(24)	36,310
Interest income (expense)	20,137	(22,221)	(11,987)	—	(14,071)
Investment income	685	—	882	—	1,567
Other income, net	1,687	331	331	—	2,349

Earnings (loss) before income taxes	17,437	10,895	(2,153)	(24)	26,155
Income tax expense (benefit)	6,364	4,158	(963)	(12)	9,547

Net earnings (loss) before equity in subsidiaries	11,073	6,737	(1,190)	(12)	16,608

Equity in subsidiaries	5,535	—	—	(5,535)	—

Net earnings (loss)	16,608	6,737	(1,190)	(5,547)	16,608
Other comprehensive income (loss), net	(8,927)	164	(7,031)	6,867	(8,927)

Comprehensive income (loss)	$7,681	$6,901	$(8,221)	$1,320	$7,681

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$148,568	$37,363	$—	$185,931
Cemetery	—	105,816	12,811	—	118,627

	—	254,384	50,174	—	304,558

Costs and expenses:
Funeral	—	105,553	28,645	—	134,198
Cemetery	—	76,706	12,539	—	89,245

	—	182,259	41,184	—	223,443

Gross profit	—	72,125	8,990	—	81,115
Corporate general and administrative expenses	8,103	(218)	—	—	7,885

Operating earnings (loss)	(8,103)	72,343	8,990	—	73,230
Interest income (expense)	28,564	(45,296)	(16,097)	—	(32,829)
Investment income	203	—	19	—	222
Other income (expense), net	(236)	692	134	—	590

Earnings (loss) before income taxes	20,428	27,739	(6,954)	—	41,213
Income taxes	2,144	11,096	2,421	—	15,661

Net earnings (loss) before equity in subsidiaries	18,284	16,643	(9,375)	—	25,552

Equity in subsidiaries	7,268	—	—	(7,268)	—

Net earnings (loss)	25,552	16,643	(9,375)	(7,268)	25,552
Other comprehensive income (loss), net	(187)	1,310	(1,464)	154	(187)

Comprehensive income (loss)	$25,365	$17,953	$(10,839)	$(7,114)	$25,365

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$145,107	$70,200	$—	$215,307
Cemetery	—	115,994	16,328	—	132,322

	—	261,101	86,528	—	347,629

Costs and expenses:
Funeral	—	110,282	54,690	—	164,972
Cemetery	—	82,865	15,480	12	98,357

	—	193,147	70,170	12	263,329

Gross profit	—	67,954	16,358	(12)	84,300
Corporate general and administrative expenses	9,345	(279)	—	—	9,066

Operating earnings (loss)	(9,345)	68,233	16,358	(12)	75,234
Interest income (expense)	40,557	(46,039)	(23,939)	—	(29,421)
Investment income	1,772	—	1,866	—	3,638
Other income, net	1,731	935	518	—	3,184

Earnings (loss) before income taxes and cumulative effect of change in accounting principles	34,715	23,129	(5,197)	(12)	52,635
Income tax expense (benefit)	12,671	8,789	(2,242)	(6)	19,212

Earnings (loss) before cumulative effect of change in accounting principles	22,044	14,340	(2,955)	(6)	33,423
Cumulative effect of change in accounting principles	—	(214,356)	(35,648)	—	(250,004)

Net earnings (loss) before equity loss in subsidiaries	22,044	(200,016)	(38,603)	(6)	(216,581)

Equity loss in subsidiaries	(238,625)	—	—	238,625	—

Net loss	(216,581)	(200,016)	(38,603)	238,619	(216,581)
Other comprehensive income, net	12,977	8,640	5,153	(13,793)	12,977

Comprehensive loss	$(203,604)	$(191,376)	$(33,450)	$224,826	$(203,604)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	April 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$25,346	$2,247	$7,226	$—	$34,819
Marketable securities	829	115	1,791	—	2,735
Receivables, net of allowances	1,715	56,373	14,140	—	72,228
Inventories	390	40,228	8,732	—	49,350
Prepaid expenses	792	1,600	196	—	2,588
Deferred income taxes	17,612	1,500	—	—	19,112
Assets held for sale	—	9,105	126,681	—	135,786

Total current assets	46,684	111,168	158,766	—	316,618
Receivables due beyond one year, net of allowances	—	46,275	32,993	—	79,268
Prearranged receivables	—	1,178,206	20,765	—	1,198,971
Goodwill	—	451,455	39,667	—	491,122
Deferred charges	8,457	227,765	19,207	—	255,429
Cemetery property, at cost	—	363,353	23,235	—	386,588
Property and equipment, at cost	27,465	427,759	41,096	—	496,320
Less accumulated depreciation	11,619	135,918	10,298	—	157,835

Net property and equipment	15,846	291,841	30,798	—	338,485
Deferred income taxes	41,961	61,461	11,844	—	115,266
Other assets	2,044	1,023	—	—	3,067

	$114,992	$2,732,547	$337,275	$—	$3,184,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,854	$—	$—	$—	$6,854
Accounts payable	(273)	8,039	1,057	—	8,823
Accrued expenses	19,173	26,733	4,678	—	50,584
Liabilities associated with assets held for sale	—	2,799	87,563	—	90,362

Total current liabilities	25,754	37,571	93,298	—	156,623
Long-term debt, less current maturities	624,853	—	30,000	—	654,853
Intercompany payables, net	(1,338,705)	1,096,252	242,453	—	—
Prearranged deferred revenue	125	1,484,792	91,160	—	1,576,077
Other long-term liabilities	23,822	7,269	—	(12,973)	18,118

Total liabilities	(664,151)	2,625,884	456,911	(12,973)	2,405,671

Common stock	107,935	336	53	(389)	107,935
Other	701,009	106,327	(91,268)	(15,059)	701,009
Accumulated other comprehensive loss	(29,801)	—	(28,421)	28,421	(29,801)

Total shareholders’ equity (deficit)	779,143	106,663	(119,636)	12,973	779,143

	$114,992	$2,732,547	$337,275	$—	$3,184,814

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$29,943	$1,689	$487	$—	$32,119

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	—	169	—	169
Purchases of marketable securities and long-term investments	—	—	(19)	—	(19)
Proceeds from sale of assets, net	10,535	5,141	—	—	15,676
Additions to property and equipment	—	(7,279)	(372)	—	(7,651)
Other	126	397	26	—	549

Net cash provided by (used in) investing activities	10,661	(1,741)	(196)	—	8,724

Cash flows from financing activities:
Repayments of long-term debt	(29,077)	—	—	—	(29,077)
Intercompany receivables (payables)	(9,118)	7,935	1,183	—	—
Issuance of common stock	400	—	—	—	400

Net cash provided by (used in) financing activities	(37,795)	7,935	1,183	—	(28,677)

Effect of exchange rates on cash and cash equivalents	—	—	(470)	—	(470)

Net increase in cash	2,809	7,883	1,004	—	11,696
Cash and cash equivalents, beginning of period	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of period	$25,346	$2,247	$7,226	$—	$34,819

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$27,065	$27,092	$(1,332)	$4,467	$57,292

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	4,474	—	—	4,474
Purchases of marketable securities and long-term investments	—	—	(511)	—	(511)
Proceeds from sale of assets, net	—	2,881	—	—	2,881
Additions to property and equipment	—	(9,900)	(1,346)	—	(11,246)
Other	—	619	608	—	1,227

Net cash used in investing activities	—	(1,926)	(1,249)	—	(3,175)

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—	—	40,000
Repayments of long-term debt	(76,330)	—	(7,153)	—	(83,483)
Intercompany receivables (payables)	54,790	(66,827)	16,504	(4,467)	—
Issuance of common stock	610	—	—	—	610

Net cash provided by (used in) financing activities	(20,930)	(26,827)	9,351	(4,467)	(42,873)

Effect of exchange rates on cash and cash equivalents	—	—	882	—	882

Net increase (decrease) in cash	6,135	(1,661)	7,652	—	12,126
Cash and cash equivalents, beginning of period	59,862	(299)	32,032	—	91,595

Cash and cash equivalents, end of period	$65,997	$(1,960)	$39,684	$—	$103,721

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Loss on Assets Held for Sale and Other Charges

     During the third quarter of fiscal year 2001, the Company adopted a formal plan to sell its foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. In addition, it reviewed non-competition agreements that it had entered into with sellers, key employees and others in connection with previous acquisitions, and it decided to relieve some of these individuals from the obligations not to compete, although it will continue to make the payments in accordance with the contract terms.

     Based on its progress at that time and management’s and the Board of Directors’ decision to proceed with the sales of its foreign operations and certain domestic assets if acceptable prices and terms could be obtained, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” in the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon then current offers from interested parties or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pre-tax noncash charge to earnings of $269,158 ($205,089 after-tax, of which $187,329 related to foreign operations).

     The portion of the charge to equity in the third quarter of fiscal year 2001 that related to foreign operations was equal to the entire foreign-related after-tax charge to earnings of $187,329. However, the Company has already reduced equity for the cumulative foreign translation adjustment incurred in each period that it has owned these businesses. Therefore, in the periods in which the sale of each of the foreign operations is consummated, the cumulative foreign translation adjustment relating to the operation sold will be reversed and included in comprehensive income, resulting in a corresponding increase in equity. The Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations in the fourth quarter of fiscal year 2001. As such, in the fourth quarter of fiscal year 2001, the Company realized comprehensive income and an increase to equity for the cumulative foreign currency translation related to these operations, which equaled $74,754. In the second quarter of 2002, the Company sold its operations in Spain and agreed to sell its operations in Portugal subject to regulatory approval. In the second quarter of 2002, the Company realized comprehensive income and an increase to equity for the cumulative foreign translation related to its operations in Spain, which amounted to $8,900. The remainder of the approximate $28,421 cumulative foreign translation adjustment as of April 30, 2002, will be reversed upon completion of the sale of the Company’s operations in Portugal, France, Argentina and Canada. As described in Note 9, subsequent to the second quarter of 2002, the Company agreed to sell its operations in Canada subject to regulatory approval, which the Company expects to receive by the end of its third fiscal quarter and signed a letter of intent for the sale of its operations in France.

     In the consolidated statement of earnings for the third quarter of fiscal year 2001, the impairment charges related to these writedowns and the writedowns of the noncompetition agreements are reflected in the “loss on assets held for sale and other charges” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At April 30, 2002 and October 31, 2001, the assets held for sale (excluding $6,387 and $5,072 of cash and cash equivalent investments of the operations held for sale as of April 30, 2002 and October 31, 2001, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of all of the Company’s foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Loss on Assets Held for Sale and Other Charges—(Continued)

     A summary of the assets and liabilities included in these line items at April 30, 2002 and October 31, 2001 is as follows:

Assets	April 30, 2002	October 31, 2001

Receivables, net of allowances	$24,927	$35,762
Inventories and other current assets	4,551	6,080
Net property and equipment	35,701	47,690
Prearranged receivables	41,413	43,481
Goodwill	6,404	8,719
Deferred charges and other assets	12,972	13,753
Cemetery property, at cost	9,666	8,731
Long-term investments	152	295

Assets held for sale	$135,786	$164,511

Liabilities

Current liabilities	$13,491	$22,136
Deferred income taxes	8,141	9,362
Prearranged deferred revenue	60,111	62,376
Long-term debt	1,446	2,603
Other long-term liabilities	7,173	7,091

Liabilities associated with assets held for sale	$90,362	$103,568

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the three and six months ended April 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Revenues	$12,523	$32,020	$31,004	$66,379

Operating earnings	$1,830	$3,445	$4,107	$8,439

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Consolidated Comprehensive Income (Loss)

     Consolidated comprehensive income (loss) for the six months ended April 30, 2002 and 2001 is as follows:

	Six Months Ended April 30,

	2002	2001

Net earnings (loss)	$25,552	$(216,581)
Other comprehensive income (loss):
Foreign translation adjustment related to operations sold	8,900	—
Foreign translation adjustment	(10,364)	5,153
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101	—	8,494
Unrealized appreciation of investments	587	229
Deferred income tax expense on unrealized appreciation of investments	(196)	(83)
Cumulative effect of change in accounting for derivative financial instrument	—	4,693
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument	2,128	—
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument	(742)	(5,509)
Net deferred income tax on unrealized change on derivative instrument designated and qualifying as a cash flow hedging instrument	(500)	—

Total other comprehensive income (loss)	(187)	12,977

Total comprehensive income (loss)	$25,365	$(203,604)

(9) Subsequent Events

     On May 21, 2002, the Company announced that it had executed a purchase agreement for the sale of its operations in Canada. The sale is subject to regulatory approval, which the Company expects to receive by the end of its third fiscal quarter. On June 11, 2002, the Company announced that it had signed a letter of intent for the sale of its operations in France. All proceeds received at the time of closing for the above transactions will be used to repay debt.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of June 1, 2002, the Company owned and operated 312 funeral homes and 150 cemeteries in 29 states within the United States and Puerto Rico with its remaining foreign operations held for sale. For a discussion of these sales, see Note 7 to the consolidated financial statements. The Company sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. The Company’s revenues in each period consist primarily of at-need sales, preneed sales delivered out of the Company’s backlog during the period, preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of the Company’s accounting for preneed sales and trust and escrow account earnings, see the Company’s Form 10-K for the fiscal year ended October 31, 2001.

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

Allowance for Doubtful Accounts

     Management must make estimates of the uncollectability of the Company’s accounts receivable. A reserve is established based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

Depreciation of Long-Lived Assets

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.

Valuation of Long-Lived and Intangible Assets and Goodwill

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, the Company implemented it in the first quarter of fiscal year 2002. There was no impairment of asset values recorded upon implementation of SFAS No. 142.

     The Company’s evaluation of goodwill for its domestic operations was performed at the funeral and cemetery segment levels, which constitute the Company’s reporting units. The Company’s foreign asset values were not affected by the adoption of SFAS No. 142, as all of the Company’s operations held for sale have been previously marked to their estimated fair value. With the adoption of SFAS No. 142, goodwill of a reporting unit must be tested for impairment on at least an annual basis. Impairment losses are recognized when the fair value of goodwill is less than its carrying value. See Note 2 to the consolidated financial statements for further discussion of SFAS No. 142 and its impact on the Company’s financial condition and results of operations.

     The Company assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; and

•	significant negative industry or economic trends.

     When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on management’s estimates of current market values. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Goodwill and other intangible assets amounted to $491.1 million as of April 30, 2002 and October 31, 2001.

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

Accounting for Income Taxes

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of earnings.

     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has not recorded a valuation allowance as of April 30, 2002 based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance which could materially impact its financial condition and results of operations.

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

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

Funeral Segment

	Three Months Ended
	April 30,
			Increase
	2002	2001	(Decrease)

		(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$79.0	$77.7	$1.3
Opened operations	.8	—	.8

	$79.8	$77.7	$2.1

Costs
Existing operations	$55.6	$56.7	$(1.1)
Opened operations	.8	—	.8

	$56.4	$56.7	$(.3)

Profit
Existing operations	$23.4	$21.0	$2.4
Opened operations	—	—	—

	$23.4	$21.0	$2.4

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$11.1	$30.3	$(19.2)
Costs	9.2	25.7	(16.5)

Profit	$1.9	$4.6	$(2.7)

Total Funeral Revenue	$90.9	$108.0	$(17.1)
Total Funeral Costs	65.6	82.4	(16.8)

Total Funeral Profit	$25.3	$25.6	$(.3)

     Total funeral revenue declined $17.1 million in the second quarter of 2002 compared to the corresponding period in 2001 primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of 2001 and the sale of the Company’s operations in Spain in the second quarter of 2002.

     Funeral revenue from Operations to be Retained increased $2.1 million, or 3 percent, for the three months ended April 30, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 3.1 percent along with a 3.6 percent increase (669 events) in the number of funeral services performed.

     The Company experienced a $1.3 million, or 2 percent, increase in funeral revenue from Existing Operations primarily due to a 3.5 percent increase in the average revenue per funeral service performed. There was a corresponding 2.0 percent increase (374 events) in the number of funeral services performed by these businesses.

     The Company experienced a $.8 million increase in funeral revenue and funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral profit margin from Existing Operations increased from 27.0 percent in the second quarter of fiscal year 2001 to 29.6 percent in the second quarter of fiscal year 2002 primarily due to the fact that goodwill is no longer amortized with the implementation of SFAS No. 142. Funeral goodwill amortization for Existing Operations amounted to $2.2 million in the second quarter of 2001. The pro forma funeral profit margin from Existing Operations adjusted for the elimination of goodwill amortization required by SFAS No. 142 would have been 29.9 percent for the second quarter of 2001. The Company’s cremation rate for Existing Operations was 38.5 percent for the second quarter of 2002.

Cemetery Segment

	Three Months Ended
	April 30,
			Increase
	2002	2001	(Decrease)

		(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$58.7	$61.2	$(2.5)
Opened operations	—	—	—

	$58.7	$61.2	$(2.5)

Costs
Existing operations	$43.8	$44.4	$(.6)
Opened operations	—	—	—

	$43.8	$44.4	$(.6)

Profit
Existing operations	$14.9	$16.8	$(1.9)
Opened operations	—	—	—

	$14.9	$16.8	$(1.9)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$1.4	$1.8	$(.4)
Costs	1.5	3.0	(1.5)

Profit	$(.1)	$(1.2)	$1.1

Total Cemetery Revenue	$60.1	$63.0	$(2.9)
Total Cemetery Costs	45.3	47.4	(2.1)

Total Cemetery Profit	$14.8	$15.6	$(.8)

     Total cemetery revenue decreased $2.9 million, or 5 percent, for the three months ended April 30, 2002, compared to the corresponding period in 2001. The Company experienced a $2.5 million, or 4 percent, decrease in revenue from Operations to be Retained primarily due to reduced preneed cemetery property sales and reduced perpetual care trust earnings. The Company experienced an annual average yield of 4.2 percent in its perpetual care trust funds in the second quarter of 2002, compared to an annual average yield of 7.4 percent in the second quarter of 2001.

     Cemetery profit margin from Existing Operations decreased from 27.5 percent in the second quarter of 2001 to 25.4 percent in the second quarter of 2002. The decline was principally due to the reduction in cemetery revenue coupled with the high fixed-cost nature of the cemetery business. The decline was moderated due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142. Cemetery goodwill amortization for Existing Operations amounted to $1.1 million in the second quarter of 2001. The pro forma cemetery profit margin from Existing Operations adjusted for the elimination of goodwill amortization required by SFAS No. 142 would have been 29.2 percent for the second quarter of 2001.

Other

     Corporate general and administrative expenses for the second quarter of 2002 decreased $.8 million compared to the same period in 2001 primarily due to a reduction in salaries and professional fees. Effective April 1, 2002, the Company adopted the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “Plan”) which provides retirement benefits to certain executive officers that are intended to supplement the benefits available under the Company’s 401(k) Plan and in part replace other benefits previously available under the employment agreements with the executive officers. Adoption of the Plan resulted in a charge to corporate general and administrative expenses of $.2 million for the second quarter of fiscal year 2002 and will result in a charge of approximately $.5 million per quarter thereafter. The fiscal year 2002 charge is fully reflected in the Company’s previously estimated corporate general and administrative expense of $17 million for fiscal year 2002.

     Depreciation and amortization was $14.5 million for the second quarter of fiscal year 2002 compared to $17.7 million for the same period in 2001. The decline in depreciation and amortization is primarily due to the implementation of SFAS No. 142.

     EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization) was $51.2 million, or 33.9 percent of revenue for the second quarter of fiscal year 2002 compared to $57.9 million, or 33.9 percent of revenue for the same period in 2001. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $48.9 million, or 35.0 percent of domestic revenue for the second quarter of fiscal year 2002 compared to $54.6 million, or 38.8 percent of domestic revenue for the same period in 2001. The reduction in domestic EBITDA is primarily due to decreases in cemetery revenue, other income and investment income.

     Interest expense increased $1.8 million to $15.9 million for the second quarter of fiscal year 2002 compared to $14.1 million for the same period in 2001. The increase is due to a 289 basis point increase in the average interest rate resulting from higher interest costs associated with debt incurred in the Company’s debt refinancing transactions. This increase was substantially offset by a $189.5 million decrease in the average outstanding debt balance. Investment income decreased $1.5 million to $.1 million for the second quarter of 2002 compared to the same period in 2001. This decrease is due primarily to a $55.8 million decrease in the average cash and cash equivalents balance and a decrease in the average investment rate earned on the Company’s cash and cash equivalent investments from 7.4 percent to 1.4 percent. The 7.4 percent earned in the second quarter of 2001 included returns on funds in foreign jurisdictions that earned 10.6 percent. The majority of the funds in foreign jurisdictions were sold with the Company’s Mexican operations.

     Other income, net, decreased approximately $1.8 million during the second quarter of fiscal year 2002 compared to the same period in 2001 principally due to the net gain on the sale of excess cemetery property during 2001.

     As of April 30, 2002, the Company’s outstanding debt totaled $663.1 million, including $1.4 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreements in effect as of April 30, 2002, approximately 78 percent was fixed-rate debt, with the remaining 22 percent subject to short-term variable interest rates averaging approximately 5.4 percent.

     On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The effective rate to the Company of the debt hedged by the interest rate swaps includes the fixed swap rates of 3.65 percent and 4.265 percent plus, in each case, the applicable margin under the Company’s senior secured credit facility relative to the underlying debt, which margin is based upon the Company’s consolidated leverage ratio, as defined in the facility. As of June 5, 2002, that margin was 337.5 basis points, resulting in effective rates of 7.025 percent and 7.64 percent on each $50.0 million swapped. As of June 5, 2002, of the $660.4 million in debt outstanding, including the portion subject to the interest rate swap agreements, approximately 79 percent was fixed-rate debt, with the remaining 21 percent subject to short-term variable interest rates averaging approximately 5.4 percent.

Preneed Sales

     The Company’s domestic preneed funeral and cemetery merchandise and service sales, which are deferred and are not included in the Company’s operating results above, increased from $45.1 million for the second quarter of 2001 to $47.1 million for the second quarter of 2002.

Six Months Ended April 30, 2002 Compared to Six Months Ended April 30, 2001

Funeral Segment

	Six Months Ended
	April 30,
			Increase
	2002	2001	(Decrease)

		(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$156.3	$153.2	$3.1
Opened operations	1.5	—	1.5

	$157.8	$153.2	$4.6

Costs
Existing operations	$109.2	$113.6	$(4.4)
Opened operations	1.5	—	1.5

	$110.7	$113.6	$(2.9)

Profit
Existing operations	$47.1	$39.6	$7.5
Opened operations	—	—	—

	$47.1	$39.6	$7.5

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$28.1	$62.1	$(34.0)
Costs	23.5	51.4	(27.9)

Profit	$4.6	$10.7	$(6.1)

Total Funeral Revenue	$185.9	$215.3	$(29.4)
Total Funeral Costs	134.2	165.0	(30.8)

Total Funeral Profit	$51.7	$50.3	$1.4

     Total funeral revenue declined $29.4 million for the six months ended April 30, 2002 compared to the corresponding period in 2001 primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of 2001 and the sale of the Company’s operations in Spain in the second quarter of 2002.

     Funeral revenue from Operations to be Retained increased $4.6 million, or 3 percent, for the six months ended April 30, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 3.3 percent along with a .6 percent increase (219 events) in the number of funeral services performed.

     The Company experienced a $3.1 million, or 2 percent, increase in funeral revenue from Existing Operations primarily due to a 3.6 percent increase in the average revenue per funeral service performed partially offset by a .8 percent decline (315 events) in the number of funeral services performed by these businesses.

     The Company experienced a $1.5 million increase in funeral revenue and funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral profit margin from Existing Operations increased from 25.8 percent for the six months ended April 30, 2001 to 30.1 percent for the corresponding period in 2002 primarily due to an increase in revenue and to the close scrutiny of funeral costs coupled with the fact that goodwill is no longer amortized with the implementation of SFAS No. 142. Funeral goodwill amortization for Existing Operations amounted to $4.7 million for the six months ended April 30, 2001. The pro forma funeral profit margin from Existing Operations adjusted for the elimination of goodwill amortization required by SFAS No. 142 would have been 28.9 percent for the six months ended April 30, 2001. The Company’s cremation rate for Existing Operations was 38.1 percent for the six months ended April 30, 2002.

Cemetery Segment

	Six Months Ended
	April 30,
			Increase
	2002	2001	(Decrease)

		(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$115.7	$128.0	$(12.3)
Opened operations	—	—	—

	$115.7	$128.0	$(12.3)

Costs
Existing operations	$85.8	$91.8	$(6.0)
Opened operations	—	—	—

	$85.8	$91.8	$(6.0)

Profit
Existing operations	$29.9	$36.2	$(6.3)
Opened operations	—	—	—

	$29.9	$36.2	$(6.3)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$2.9	$4.3	$(1.4)
Costs	3.4	6.6	(3.2)

Profit	$(.5)	$(2.3)	$1.8

Total Cemetery Revenue	$118.6	$132.3	$(13.7)
Total Cemetery Costs	89.2	98.4	(9.2)

Total Cemetery Profit	$29.4	$33.9	$(4.5)

     Total cemetery revenue decreased $13.7 million, or 10 percent, for the six months ended April 30, 2002, compared to the corresponding period in 2001. The Company experienced a $12.3 million, or 10 percent, decrease in revenue from Operations to be Retained primarily due to a decrease in cemetery merchandise deliveries, reduced preneed cemetery property sales and reduced perpetual care trust earnings. The Company experienced an annual average yield of 6.5 percent in its perpetual care trust funds for the six months ended April 30, 2002, compared to an annual average yield of 8.5 percent for the corresponding period in 2001.

     Cemetery profit margin from Existing Operations decreased from 28.3 percent for the six months ended April 30, 2001 to 25.8 percent for the corresponding period in 2002. The decline was principally due to the reduction in cemetery revenue coupled with the high fixed-cost nature of the cemetery business. The decline was moderated due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142. Cemetery goodwill amortization for Existing Operations amounted to $2.4 million for the six months ended April 30, 2001. The pro forma cemetery profit margin from Existing Operations adjusted for the elimination of goodwill amortization required by SFAS No. 142 would have been 30.2 percent for the six months ended April 30, 2001.

Other

     Corporate general and administrative expenses for the six months ended April 30, 2002 decreased $1.2 million compared to the same period in 2001 primarily due to a reduction in salaries and professional fees. Effective April 1, 2002, the Company adopted the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan which provides retirement benefits to certain executive officers. This Plan and its effect on the Company’s corporate general and administrative expenses are discussed under the heading “Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001 — Other.”

     Depreciation and amortization was $28.0 million for the six months ended April 30, 2002 compared to $39.1 million for the same period in 2001. The decline in depreciation and amortization is due to the implementation of SFAS No. 142 and the sale of certain of the Company’s foreign assets.

     EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization) was $102.0 million, or 33.5 percent of revenue for the six months ended April 30, 2002 compared to $121.2 million, or 34.9 percent of revenue for the same period in 2001. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $96.6 million, or 35.0 percent of domestic revenue for the six months ended April 30, 2002 compared to $105.4 million, or 37.0 percent of domestic revenue for the same period in 2001. The reduction in domestic EBITDA is primarily due to decreases in cemetery revenue, other income and investment income.

     Interest expense increased $3.4 million to $32.8 million for the six months ended April 30, 2002 compared to $29.4 million for the same period in 2001. The increase is due to a 287 basis point increase in the average interest rate resulting from higher interest costs associated with debt incurred in the Company’s debt refinancing transactions. This increase was substantially offset by a $201.6 million decrease in the average outstanding debt balance. Investment income decreased $3.4 million to $.2 million for the six months ended April 30, 2002 compared to the same period in 2001. This decrease is due primarily to a $64.9 million decrease in the average cash and cash equivalents balance and a decrease in the average investment rate earned on the Company’s cash and cash equivalent investments from 7.8 percent to 1.8 percent. The 7.8 percent earned for the six months ended April 30, 2001 included returns on funds in foreign jurisdictions that earned 11.1 percent. The majority of the funds in foreign jurisdictions were sold with the Company’s Mexican operations.

     Other income, net, decreased approximately $2.6 million during the six months ended April 30, 2002 compared to the same period in 2001. This decrease is principally due to the net gain on the sale of excess cemetery property during 2001.

     As of April 30, 2002, the Company’s outstanding debt totaled $663.1 million, including $1.4 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreements in effect as of April 30, 2002, approximately 78 percent was fixed-rate debt, with the remaining 22 percent subject to short-term variable interest rates averaging approximately 5.4 percent. The Company’s swap agreements are discussed under the heading “Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001 — Other.”

Preneed Sales

     The Company’s domestic preneed funeral and cemetery merchandise and service sales, which are deferred and are not included in the Company’s operating results above, increased from $82.3 million for the six months ended April 30, 2001 to $85.1 million for the corresponding period in 2002.

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

     In the fourth quarter of fiscal year 2001, the Company sold all of its foreign operations other than those in France, Spain, Portugal, Canada and Argentina. In the second quarter of 2002, the Company sold its operations in Spain and agreed to sell its operations in Portugal subject to regulatory approval. In the third quarter of 2002, the Company executed a purchase agreement for the sale of its Canadian operations subject to regulatory approval, which the Company expects to receive by the end of its third fiscal quarter. The Company has also signed a letter of intent for the sale of its operations in France. In total, these transactions have generated or will generate proceeds, including future tax benefits, of approximately $215.0 million of the $200.0 million to $250.0 million in total proceeds the Company expects to receive from the sale of all foreign operations. The Company has received about $120.0 million in cash related to these sales and expects an additional $95.0 million in proceeds, tax benefits and amounts in escrow to be received in the future from these completed sales. The net proceeds received thus far related to the sale of foreign operations have been used to repay debt, and net proceeds received in the future from foreign asset sales will also be used to repay debt. The Company continues to have active discussions for the sale of its remaining foreign operations and expects to complete these sales during 2002.

     Additionally, in fiscal year 2001, the Company realized $21.0 million in proceeds from the sale of certain domestic properties, including $13.5 million from the sale of excess cemetery property and approximately $7.5 million from the sale of funeral home real estate and small domestic operations. These proceeds were used to reduce debt.

During the six months ended April 30, 2002, the Company realized approximately $5.0 million in proceeds from the sale of certain domestic funeral homes and cemeteries, which proceeds were also used to reduce debt. The Company believes that it could realize up to another $5.0 million in fiscal year 2002 from similar sales.

     As a result of these transactions combined with the application of cash flow, the Company has reduced its debt from $950.5 million at the beginning of fiscal year 2001 to $660.4 million as of June 5, 2002 including $2.1 million of the unamortized option premium relating to Remarketable Or Redeemable Securities (“ROARS”). Long-term debt as of April 30, 2002, which included $1.4 million of debt associated with assets held for sale and $2.1 million of the unamortized option premium related to ROARS, was $663.1 million.

Contractual Obligations and Commercial Commitments

     The following table details the Company’s known future cash payments (in millions) related to various contractual obligations as of April 30, 2002.

		Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2002	2003 - 2004	2005 - 2006	Thereafter

Current maturities of long-term debt(1)	$7.8	$4.4	$3.4	$—	$—
Long-term debt(1)	653.2	—	109.9	239.5	303.8
Operating lease agreements(2)	47.6	3.3	9.7	6.6	28.0
Non-competition agreements(3)	22.1	3.2	10.0	5.1	3.8

	$730.7	$10.9	$133.0	$251.2	$335.6

(1)	These amounts exclude the unamortized option premium relating to ROARS of $2.1 million as of April 30, 2002, but include the $1.4 million of debt associated with assets held for sale. See below for a breakdown of the Company’s future scheduled principal payments and maturities of its long-term debt by type as of April 30, 2002.

(2)	The Company’s noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 18 years, except for nine leases that expire between 2032 and 2072. The Company’s domestic future minimum lease payments as of April 30, 2002 are $2.9 million, $4.9 million, $4.2 million, $3.3 million, $2.9 million and $28.0 million for the years ending October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively. The Company’s foreign future minimum lease payments are $.4 million, $.5 million, $.1 million, $.1 million, $.3 million and $0 for the years ended October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively, although the Company’s foreign operations are currently held for sale.

(3)	The Company has entered into non-competition agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, it will continue to make the payments in accordance with the contract terms.

     The following table reflects future scheduled principal payments and maturities of the Company’s long-term debt (in millions) as of April 30, 2002.

					Other,
					Principally
					Seller
Fiscal		Senior	6.40%		Financing of
Year Ending	Term	Subordinated	Public Notes	6.70%	Acquired
October 31,	Loan B	Notes	(ROARS)	Public Notes	Operations	Total

2002	$1.3	$—	$—	$—	$3.1	$4.4
2003	2.5	—	99.9 (1)	—	4.2	106.6
2004	2.5	—	—	.1	4.1	6.7
2005	65.6	—	—	—	1.9	67.5
2006	171.1	—	—	—	.9	172.0
Thereafter	—	300.0	—	—	3.8	303.8

Subtotal	$243.0	$300.0	$99.9	$.1	$18.0	661.0

Unamortized option premium relating to ROARS						2.1

Total long-term debt						663.1
Less debt associated with assets held for sale						1.4

Long-term debt on the Company’s consolidated balance sheet						$661.7

(1)	The Company could be required to redeem the ROARS on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time. If remarketed, new notes will be issued with a maturity date of May 1, 2013, and the coupon rate for the remaining term will be 5.44 percent (10-year Treasury rate, fixed upon initial issuance of the ROARS) plus the Company’s then current credit spread.

     The Company also has $12.1 million of outstanding letters of credit as of April 30, 2002, and it is required to maintain a bond to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. The Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of April 30, 2002, the balance of the Florida bond was $33.1 million. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

     Under the Company’s senior secured credit facility, as long as any of the 6.70 percent Notes or 6.40 percent ROARS are outstanding, the Company must maintain a required reserve consisting of (1) availability under the revolving credit facility and/or (2) domestic cash, cash equivalents and marketable securities, the access to which is restricted on terms satisfactory to the collateral agent. The required reserve is an amount equal to the lesser of (1) the amount by which the net cash proceeds from asset sales (calculated on a cumulative basis from the completion of the refinancing transactions) exceeds $75.0 million and (2) the outstanding principal amount of the 6.70 percent Notes and 6.40 percent ROARS. Notwithstanding the foregoing, the required reserve cannot be less than the following percentages of the outstanding principal amount of the 6.70 percent Notes and 6.40 percent ROARS: 0 percent through June 29, 2002, 25 percent thereafter through October 31, 2002, 50 percent thereafter through January 31, 2003, 75 percent thereafter through April 30, 2003 and 100 percent thereafter. If the 6.40 percent ROARS are remarketed, which would occur, if at all, on May 1, 2003, they would not be considered outstanding for purposes of the requirement to maintain the required reserve, and the required reserve would therefore be eliminated. In that case, the portion of the revolver restricted for purposes of the required reserve would then become available to the Company. As of April 30, 2002 and June 5, 2002, the Company’s required reserve was $57.8 million and $59.4 million, respectively.

     As of April 30, 2002 and June 5, 2002, there were no amounts drawn on the Company’s $175.0 million revolving credit facility. As of April 30, 2002 and June 5, 2002, the Company’s availability under the revolver, after giving consideration to the aforementioned letters of credit, bond obligation and required reserve, was $72.0 million and $70.4 million, respectively.

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

Cash Flow

     The Company’s operations provided cash of $32.1 million for the six months ended April 30, 2002, compared to providing cash of $57.3 million for the corresponding period in 2001. The decrease in operating cash flow is due primarily to a $19.0 million reduction in earnings before depreciation, amortization and the cumulative effect of the change in accounting principles, a $5.5 million increase in the change in prearranged activity and other working capital changes. The $19.0 million reduction in earnings before depreciation, amortization and the cumulative effect of the change in accounting principles is comprised of the following items. There was a $10.2 million reduction in earnings from operations held for sale due to the Company’s divestiture of certain of its foreign assets. This reduction was substantially offset by a corresponding reduction in interest expense due to the pay down of debt with the asset sale proceeds as discussed below. There was a $6.5 million decline in the nonrecurring gains related to the sale of excess cemetery property in 2001 and a lower yield on the Company’s perpetual care trust funds in 2002 as compared to 2001. Additionally, interest expense increased $3.4 million. This was due to higher interest costs associated with the refinancing that occurred in June 2001 substantially offset by the aforementioned application of the foreign asset sale proceeds used to repay debt. Finally, there was a $2.4 million decline in operating profit from the Company’s operations to be retained, primarily resulting from its cemetery segment. These items were offset by a decrease in taxes of $3.5 million resulting from lower earnings and a higher tax rate.

     The Company’s investing activities resulted in a net cash inflow of $8.7 million for the six months ended April 30, 2002, compared to a net cash outflow of $3.2 million for the comparable period in 2001. The $11.9 million increase is due primarily to proceeds from the sale of foreign operations, domestic funeral home real estate and small domestic operations received by the Company from the asset sales described above under “Debt Restructuring and Reduction; Asset Sales.” For the six months ended April 30, 2002, capital expenditures amounted to $7.7 million, which included $6.4 million for maintenance capital expenditures and $1.3 million for new growth initiatives.

     The Company’s financing activities resulted in a cash outflow of $28.7 million for the six months ended April 30, 2002, compared to $42.9 million for the comparable period in 2001. This decrease is due principally to repayments of long-term debt of $29.1 million in the six months ended April 30, 2002 compared to $83.5 million in the comparable period of 2001. Partially offsetting the cash outflow for the six months ended April 30, 2001 was $40.0 million that the Company withdrew from its trust funds in Florida, as described above under “Contractual Obligations and Commercial Commitments.”

Ratio of Earnings to Fixed Charges

     The Company’s ratio of earnings to fixed charges was as follows:

					Six Months
					ended
Years ended October 31,					April 30,

1997	1998	1999	2000	2001	2002

3.65(1)	2.38(2)	3.43(1)	2.57	—(3)	2.20

(1)	Excludes the cumulative effect of change in accounting principles.

(2)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company’s ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(3)	Pretax earnings for fiscal year 2001 include a nonrecurring, noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, the Company’s earnings for the fiscal year ended October 31, 2001 were insufficient to cover its fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, the Company’s ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the six months ended April 30, 2002, reflects the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal years 1998 and 1997 reflect the 1997 change in accounting principles.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is presented in Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission on January 25, 2002. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

     The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, the Company’s market risk sensitive instruments and positions are characterized as “other than trading.” The Company’s exposure to market risk as discussed below includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. The Company’s views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, foreign currency exchange rates, interest rates and the timing of transactions.

Interest

     The Company has entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     As of April 30, 2002 and October 31, 2001, the carrying values of the Company’s long-term, fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $434.1 million and $437.6 million, respectively, compared to fair values of $465.7 million and $463.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 80 basis points and 85 basis points for April 30, 2002 and October 31, 2001, respectively, would result in changes of approximately $11.6 million and $15.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement, which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. This swap expired on March 4, 2002. On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($.7) million and ($2.1) million as of April 30, 2002 and October 31, 2001, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $2.1 million and $1.0 million in the fair value of these instruments as of April 30, 2002 and October 31, 2001, respectively.

     As of April 30, 2002 and October 31, 2001, the carrying values of the Company’s Term Loan B, including accrued interest, were $243.0 million and $270.0 million, respectively, compared to fair values of $246.7 million and $270.0 million, respectively. Fair value was determined using quoted market prices. Of the $243.0 million outstanding under Term Loan B on April 30, 2002, $143.0 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.7 million in the Company’s pre-tax earnings. Of the $270.0 million outstanding under Term Loan B on October 31, 2001, $70.0 million was not hedged by the interest rate swap in effect at that time and was subject to short-term variable interest rates. In addition, the remaining $200.0 million outstanding under Term Loan B would have been subject to short-term variable interest rates upon the expiration of the interest rate swap on March 4, 2002. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million in the Company’s pre-tax earnings.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 2002 annual meeting of shareholders was held on April 8, 2002. All director nominees were elected. The voting tabulation was as follows: James W. McFarland: 122,814,359 votes for, 2,115,611 votes withheld; Kenneth C. Budde: 123,441,743 votes for, 1,488,227 votes withheld; Alden J. McDonald, Jr.: 122,600,821 votes for, 2,329,149 votes withheld. The proposal to ratify the appointment of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the fiscal year ending October 31, 2002 was approved. The voting tabulation was as follows: 123,575,378 votes for, 1,315,897 votes against and 38,695 abstentions.

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

     The Company’s goal is to return to debt levels of approximately $500 million, or 2.5 times domestic EBITDA. Management projects that the Company will achieve this during 2003 by further reducing debt by approximately $95 million with the proceeds, including tax benefits and amounts in escrow, during 2002 and 2003 from the agreements it already has signed for the sale of its operations in Portugal, France and Canada plus proceeds and tax benefits from the sale of its operations in Argentina and with an additional amount of approximately $50 million to $55 million per year in free cash flow. In addition, the Company anticipates generating up to an additional $5 million in fiscal year 2002 from the sale of domestic assets. By the end of 2002, management expects to have completed the sale of all of its foreign operations, and all tax benefits are expected to be realized in fiscal years 2002 and 2003. Management expects that once the Company achieves its debt goal, it will be in a position to expand its businesses internally and to consider acquiring high-quality firms, using internally generated free cash flow.

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

     The Company’s ability to achieve its debt reduction targets in the time frame projected by the Company depends upon the Company’s ability to generate sufficient cash from three main sources: (1) closing on the sale of its foreign assets in Portugal and Canada, executing its agreements and closing on the sale of assets in France and selling its assets in Argentina, (2) income tax benefits associated with the foreign asset sales and (3) its ongoing operations. The Company cannot control whether or when it will be able to complete transactions for the sale of its remaining foreign assets with buyers willing to accept terms anticipated by the Company’s forecasts. The timing of the receipt of the income tax benefits depends on the rate at which the Company can produce capital gains against which the asset sale losses can be offset and the timing of the Company’s filing for capital loss carrybacks to apply against previously-taxed capital gains. The Company’s ability to generate cash flow from operations depends upon, among other things, the number of deaths in the Company’s markets, competition, the level of preneed sales, the Company’s ability to control its costs, stock and bond market conditions, and general economic, financial and regulatory factors, much of which is beyond the Company’s control.

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

     Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust and the terms of the particular contract such as the size of the down payment required and the length of the contract. In fiscal year 2000, the Company changed the terms and conditions of preneed sales contracts and commissions and moderated its preneed sales effort in order to reduce the initial negative impact on cash flow. Nevertheless, the Company will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced, and the Company’s ability to service debt could be adversely affected.

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

     Earnings and investment gains and losses on trust funds and escrow accounts are affected by financial market conditions that are not within the Company’s control. Earnings are also affected by the mix of fixed-income and equity securities that the Company chooses to maintain in the funds, and it may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales, the amount of investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on the Company’s financial condition.

Increases in interest rates would increase the Company’s interest costs on its variable-rate long-term debt and could have a material adverse effect on the Company’s net income and earnings per share.

     As of June 5, 2002, $241 million of the Company’s long-term debt was subject to variable interest rates, although $100 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could substantially increase the Company’s interest costs on its variable-rate long-term debt, which could decrease the Company’s net income and earnings per share materially.

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

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in the Company’s markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate. The Company’s comparisons of the change in the number of families served to the change in the number of deaths reported by the Centers for Disease Control and Prevention (“CDC”) from time to time may not necessarily be meaningful. The CDC receives weekly mortality reports from 122 cities and metropolitan areas in the United States within two to three weeks from the date of death and reports the total number of deaths occurring in these areas each week based on the reports received from state health departments. The comparability of the Company’s funeral calls to the CDC data is limited, as reports from the state health departments are often delayed, and the 122 cities reported on by the CDC are not necessarily comparable with the markets in which the Company operates. Nonetheless, the Company believes that the CDC data is the most comprehensive data of this kind available.

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

Changes or increases in, or failure to comply with, regulations applicable to the Company’s business could increase costs or decrease cash flows.

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

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, foreign, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate the ability of the Company to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which the Company operates, these and other possible proposals could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

Management Contracts and Compensatory Plans or Arrangements

10.1	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and William E. Rowe

10.2	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Brian J. Marlowe

10.3	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Kenneth C. Budde

10.4	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Lawrence B. Hawkins

10.5	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Brent F. Heffron

10.6	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Randall L. Stricklin

10.7	First Supplement to Appendix A to the Employment Agreement dated April 12, 2002, between the Company and G. Kenneth Stephens, Jr.

10.8	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Michael K. Crane

10.9	First Supplement to Appendix A to the Employment Agreement dated April 12, 2002, between the Company and Michael K. Crane

10.10	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Everett N. Kendrick

10.11	Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan

10.12	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan

12	Calculation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated March 12, 2002, reporting under “Item 5. Other Events,” the earnings release for the quarter ended January 31, 2002 and under “Item 9. Regulation FD Disclosures,” the Company’s forecasts for fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

June 13, 2002	/s/ KENNETH C. BUDDE
Kenneth C. Budde Executive Vice President Chief Financial Officer

June 13, 2002	/s/ MICHAEL G. HYMEL
Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

Management Contracts and Compensatory Plans or Arrangements

10.1	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and William E. Rowe

10.2	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Brian J. Marlowe

10.3	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Kenneth C. Budde

10.4	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Lawrence B. Hawkins

10.5	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Brent F. Heffron

10.6	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Randall L. Stricklin

10.7	First Supplement to Appendix A to the Employment Agreement dated April 12, 2002, between the Company and G. Kenneth Stephens, Jr.

10.8	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Michael K. Crane

10.9	First Supplement to Appendix A to the Employment Agreement dated April 12, 2002, between the Company and Michael K. Crane

10.10	Amendment No. 1 to Employment Agreement dated April 1, 2002, between the Company and Everett N. Kendrick

10.11	Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan

10.12	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan

12	Calculation of Ratio of Earnings to Fixed Charges