Form 10-Q
period 2002-07-31
STEWART ENTERPRISES INC
filed 2002-09-13
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2002
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        X      No

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of September 6, 2002, was 104,466,772 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,

	2002	2001

Revenues:
Funeral	$83,265	$102,641
Cemetery	60,989	63,108

	144,254	165,749

Costs and expenses:
Funeral	64,428	81,703
Cemetery	46,430	50,099

	110,858	131,802

Gross profit	33,396	33,947
Corporate general and administrative expenses	4,516	4,316
Loss on assets held for sale and other charges (Note 7)	18,500	269,158

Operating earnings (loss)	10,380	(239,527)
Interest expense	(15,560)	(15,752)
Investment income	152	1,150
Other income, net	583	2,633

Loss before income taxes and extraordinary item	(4,445)	(251,496)
Income tax benefit	(1,959)	(57,623)

Loss before extraordinary item	(2,486)	(193,873)
Extraordinary item — early extinguishment of debt, net of a $3,648 income tax benefit (Note 9)	—	(5,472)

Net loss	$(2,486)	$(199,345)

Basic loss per common share:
Loss before extraordinary item	$(.02)	$(1.80)
Extraordinary item — early extinguishment of debt	—	(.05)

Net loss	$(.02)	$(1.85)

Diluted loss per common share:
Loss before extraordinary item	$(.02)	$(1.80)
Extraordinary item — early extinguishment of debt	—	(.05)

Net loss	$(.02)	$(1.85)

Weighted average common shares outstanding (in thousands):
Basic	107,961	107,538

Diluted	107,961	107,538

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,

	2002	2001

Revenues:
Funeral	$269,196	$317,948
Cemetery	179,616	195,430

	448,812	513,378

Costs and expenses:
Funeral	198,626	246,675
Cemetery	135,675	148,456

	334,301	395,131

Gross profit	114,511	118,247
Corporate general and administrative expenses	12,401	13,382
Loss on assets held for sale and other charges (Note 7)	18,500	269,158

Operating earnings (loss)	83,610	(164,293)
Interest expense	(48,389)	(45,173)
Investment income	374	4,788
Other income, net	1,173	5,817

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	36,768	(198,861)
Income tax expense (benefit)	13,702	(38,410)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	23,066	(160,451)
Extraordinary item — early extinguishment of debt, net of a $3,648 income tax benefit (Note 9)	—	(5,472)
Cumulative effect of change in accounting principles, net of a $166,669 income tax benefit (Note 2)	—	(250,004)

Net earnings (loss)	$23,066	$(415,927)

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.21	$(1.50)
Extraordinary item — early extinguishment of debt	—	(.05)
Cumulative effect of change in accounting principles	—	(2.33)

Net earnings (loss)	$.21	$(3.88)

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.21	$(1.50)
Extraordinary item — early extinguishment of debt	—	(.05)
Cumulative effect of change in accounting principles	—	(2.33)

Net earnings (loss)	$.21	$(3.88)

Weighted average common shares outstanding (in thousands):
Basic	107,807	107,268

Diluted	108,355	107,268

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalent investments	$29,492	$23,123
Marketable securities	2,666	2,614
Receivables, net of allowances	71,718	75,822
Inventories	50,353	47,068
Prepaid expenses	3,194	2,208
Deferred income taxes	30,882	13,935
Assets held for sale (Note 7)	121,159	164,511

Total current assets	309,464	329,281
Receivables due beyond one year, net of allowances	80,803	80,767
Prearranged receivables	1,193,174	1,198,744
Goodwill	491,122	491,122
Deferred charges	256,320	257,131
Cemetery property, at cost	384,877	386,002
Property and equipment, at cost:
Land	44,864	45,232
Buildings	303,031	299,085
Equipment and other	152,155	145,614

	500,050	489,931
Less accumulated depreciation	162,595	146,477

Net property and equipment	337,455	343,454
Deferred income taxes	93,001	132,004
Other assets	3,031	2,902

	$3,149,247	$3,221,407

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

Current liabilities:
Current maturities of long-term debt	$6,882	$6,828
Accounts payable	8,118	6,073
Accrued payroll	13,632	16,212
Accrued insurance	16,261	16,992
Accrued interest	5,472	16,276
Accrued other	9,365	9,406
Liabilities associated with assets held for sale (Note 7)	90,748	103,568

Total current liabilities	150,478	175,355
Long-term debt, less current maturities	630,105	684,036
Prearranged deferred revenue	1,569,937	1,589,533
Other long-term liabilities	19,852	20,423

Total liabilities	2,370,372	2,469,347

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,457,532 and 104,071,027 shares at July 31, 2002 and October 31, 2001, respectively	104,458	104,071
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2002 and October 31, 2001; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	677,047	675,310
Retained earnings (accumulated deficit)	21,804	(1,262)
Accumulated other comprehensive loss:
Cumulative foreign translation adjustment	(25,202)	(26,957)
Unrealized depreciation of investments	(966)	(1,310)
Derivative financial instrument losses	(1,821)	(1,347)

Total accumulated other comprehensive loss	(27,989)	(29,614)

Total shareholders’ equity	778,875	752,060

	$3,149,247	$3,221,407

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Cumulative	Appreciation	Derivative
		Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock(1)	Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 2001	$107,626	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060
Comprehensive income (loss):
Net earnings			23,066				23,066
Other comprehensive income (loss):
Foreign translation adjustment related to operations sold				10,700			10,700
Foreign translation adjustment				(8,945)			(8,945)
Unrealized appreciation of investments					510		510
Deferred income tax expense on unrealized appreciation of investments					(166)		(166)
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument						2,128	2,128
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument						(2,935)	(2,935)
Net deferred income tax on unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument						333	333

Total other comprehensive income (loss)	—	—	—	1,755	344	(474)	1,625

Total comprehensive income (loss)	—	—	23,066	1,755	344	(474)	24,691
Issuance of common stock	387	1,737					2,124

Balance July 31, 2002	$108,013	$677,047	$21,804	$(25,202)	$(966)	$(1,821)	$778,875

(1)	Amount includes shares of common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$23,066	$(415,927)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	18,500	269,158
Extraordinary item — early extinguishment of debt	—	5,472
Cumulative effect of change in accounting principles	—	250,004
Depreciation and amortization	42,415	60,121
Provision for doubtful accounts	8,470	12,058
Net loss realized on marketable securities	485	63
Net (gains) losses on sale of assets	(559)	1,324
Provision (benefit) for deferred income taxes	21,428	(63,314)
Changes in assets and liabilities:
Increase in other receivables	(3,082)	(1,801)
(Increase) decrease in other deferred charges and intangible assets	4,179	(1,457)
(Increase) decrease in inventories and cemetery property	(2,579)	9,281
Increase (decrease) in accounts payable and accrued expenses	(14,183)	2,452
Change in prearranged activity	(15,517)	(8,824)
Prearranged acquisition costs	(23,054)	(26,343)
Decrease in other	(2,549)	(2,762)

Net cash provided by operating activities	57,020	89,505

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	169	4,504
Purchases of marketable securities and long-term investments	(34)	(1,894)
Proceeds from sale of assets, net	18,152	3,436
Additions to property and equipment	(14,115)	(17,970)
Other	(579)	2,423

Net cash provided by (used in) investing activities	3,593	(9,501)

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,

	2002	2001

Cash flows from financing activities:
Funeral trust withdrawal	$—	$40,000
Proceeds from long-term debt	—	725,000
Repayments of long-term debt	(54,845)	(821,942)
Debt issue costs	—	(34,271)
Issuance of common stock	806	675

Net cash used in financing activities	(54,039)	(90,538)

Effect of exchange rates on cash and cash equivalents	(205)	2,061

Net increase (decrease) in cash	6,369	(8,473)
Cash and cash equivalents, beginning of period	23,123	91,595

Cash and cash equivalents, end of period	$29,492	$83,122

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(12,200)	$6,900
Interest	$54,200	$50,400
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$1,318	$1,535

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

     As of July 31, 2002, the Company owned and operated 310 funeral homes and 150 cemeteries in 29 states within the United States and Puerto Rico and had operations in Argentina, Canada and France. For the nine months ended July 31, 2002, foreign operations contributed approximately 9 percent of total revenue and, as of July 31, 2002, represented approximately 4 percent of total assets. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. During the nine months ended July 31, 2002, the Company sold its operations in Spain and Portugal, which consisted of 46 funeral homes, and signed a letter of intent for the sale of its operations in France. As discussed in Note 11, subsequent to the third quarter of 2002, the Company completed the sale of its operations in Canada, which consisted of 70 funeral homes and 5 cemeteries, and signed a letter of intent for the sale of its operations in Argentina. When the sale of its operations in Argentina and the pending sale of the Company’s operations in France are closed, the divestiture of the Company’s foreign businesses will be complete.

     (b)  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 7 for a discussion of assets held for sale and liabilities associated with assets held for sale.

     (c)  Interim Disclosures

     The information as of July 31, 2002, and for the three and nine months ended July 31, 2002 and 2001, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2002.

     (d)  Foreign Currency Translation

     All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders’ equity. Additionally, as discussed in Note 7, the Company will realize comprehensive income and an increase in shareholders’ equity for the cumulative foreign currency translation adjustments upon completion of the sale of the Company’s respective foreign operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     In the first quarter of 2002, the Company recorded a $6,215 cumulative foreign translation adjustment related to its operations in Argentina. In previous years, the Argentine peso was valued at a one-to-one ratio with the U.S. dollar, and no foreign currency translation adjustment related to the Company’s operations in Argentina was necessary. Due to the current depressed economic conditions existing in Argentina, the Argentine peso has significantly devalued, which necessitated the need for an adjustment.

     (e)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f)  Reclassifications

     Certain reclassifications have been made to the 2001 consolidated statements of earnings. These reclassifications had no effect on net earnings (loss) or shareholders’ equity. Interest expense and investment income are presented as individual line items in the consolidated statements of earnings. In 2001, interest expense and investment income were netted together and presented as one line item in the consolidated statements of earnings. For comparative purposes, a reclassification has been made to the consolidated statements of earnings for the three and nine months ended July 31, 2001.

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

     SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. The Company’s evaluation of goodwill for its domestic operations is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the statement. Any impairment loss recognized in connection with adoption of SFAS No. 142 is recorded as a change in accounting principle. The Company did not record any impairment loss upon implementation of SFAS No. 142.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)  Change in Accounting Principles and New Accounting Principles to be Adopted—(Continued)

     Prior to the adoption of SFAS No. 142, the Company allocated goodwill amortization between its funeral and cemetery segments thereby impacting funeral and cemetery gross profit. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The following is a reconciliation of net earnings (loss) and net earnings (loss) per share for the three and nine months ended July 31, 2002 and 2001, adjusted for the elimination of goodwill amortization required by SFAS No. 142.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(2,486)	$(193,873)	$23,066	$(160,451)
Goodwill amortization (net of tax)	—	4,462	—	13,187

Adjusted earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	(2,486)	(189,411)	23,066	(147,264)
Extraordinary item — early extinguishment of debt	—	(5,472)	—	(5,472)
Cumulative effect of change in accounting principles	—	—	—	(250,004)

Adjusted net earnings (loss)	$(2,486)	$(194,883)	$23,066	$(402,740)

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(.02)	$(1.80)	$.21	$(1.50)
Goodwill amortization (net of tax)	—	.04	—	.12

Adjusted earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	(.02)	(1.76)	.21	(1.38)
Extraordinary item — early extinguishment of debt	—	(.05)	—	(.05)
Cumulative effect of change in accounting principles	—	—	—	(2.33)

Adjusted net earnings (loss)	$(.02)	$(1.81)	$.21	$(3.76)

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$(.02)	$(1.80)	$.21	$(1.50)
Goodwill amortization (net of tax)	—	.04	—	.12

Adjusted earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	(.02)	(1.76)	.21	(1.38)
Extraordinary item — early extinguishment of debt	—	(.05)	—	(.05)
Cumulative effect of change in accounting principles	—	—	—	(2.33)

Adjusted net earnings (loss)	$(.02)	$(1.81)	$.21	$(3.76)

The carrying amount of goodwill at both July 31, 2002 and October 31, 2001 amounted to $491,122.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the diversity in practice for recognizing asset retirement obligations (“ARO’s”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002, although early application is encouraged. The implementation of SFAS No. 143 in fiscal year 2003 will have no impact on the Company’s financial condition or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” With the rescission of FASB Statements No. 4 and 64, only gains and losses from extinguishments of debt meeting the criteria in APB Opinion No. 30 would be classified as extraordinary items. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact that the adoption of SFAS No. 145 may have on its financial condition and results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The FASB reached the conclusion that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS No. 146 will have no impact on its financial condition or results of operations.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)  Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended July 31, 2002
Net loss	$(2,486)

Basic loss per common share:
Loss available to common shareholders	$(2,486)	107,961	$(.02)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(2,486)	107,961	$(.02)

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended July 31, 2001
Loss before extraordinary item	$(193,873)

Basic loss per common share:
Loss available to common shareholders	$(193,873)	107,538	$(1.80)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(193,873)	107,538	$(1.80)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)  Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Nine Months Ended July 31, 2002
Net earnings	$23,066

Basic earnings per common share:
Earnings available to common shareholders	$23,066	107,807	$.21

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	548

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$23,066	108,355	$.21

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data

Nine Months Ended July 31, 2001
Loss before extraordinary item and cumulative effect of change in accounting principles	$(160,451)

Basic loss per common share:
Loss available to common shareholders	$(160,451)	107,268	$(1.50)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(160,451)	107,268	$(1.50)

     Options to purchase 1,260,826 shares of common stock at prices ranging from $5.96 to $27.25 per share were outstanding during the nine months ended July 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options expire between July 31, 2004 and April 12, 2005.

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted loss per share were 6,897,694 for the three months ended July 31, 2002 and 8,320,406 and 8,234,777 for the three and nine months ended July 31, 2001, respectively, because of the net loss from continuing operations for all of those periods.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)  Segment Data

     The Company’s reportable segment information is as follows:

			Consolidated
	Funeral	Cemetery	Totals

Revenues from external customers:
Three months ended July 31,
2002	$83,265	60,989	$144,254
2001	$102,641	63,108	$165,749
Nine months ended July 31,
2002	$269,196	179,616	$448,812
2001	$317,948	195,430	$513,378
Gross profit:
Three months ended July 31,
2002	$18,837	14,559	$33,396
2001	$20,938	13,009	$33,947
Nine months ended July 31,
2002	$70,570	43,941	$114,511
2001	$71,273	46,974	$118,247
Goodwill:
July 31, 2002	$341,145	149,977	$491,122
October 31, 2001	$341,145	149,977	$491,122

     A reconciliation of total segment gross profit to total earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles for the three and nine months ended July 31, 2002 and 2001, is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Gross profit for reportable segments	$33,396	$33,947	$114,511	$118,247
Corporate general and administrative expenses	(4,516)	(4,316)	(12,401)	(13,382)
Loss on assets held for sale and other charges	(18,500)	(269,158)	(18,500)	(269,158)
Interest expense	(15,560)	(15,752)	(48,389)	(45,173)
Investment income	152	1,150	374	4,788
Other income, net	583	2,633	1,173	5,817

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	$(4,445)	$(251,496)	$36,768	$(198,861)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of July 31, 2002 and October 31, 2001 and for the three and nine months ended July 31, 2002 and 2001, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$68,841	$14,424	$—	$83,265
Cemetery	—	55,430	5,559	—	60,989

	—	124,271	19,983	—	144,254

Costs and expenses:
Funeral	—	52,411	12,017	—	64,428
Cemetery	—	40,740	5,690	—	46,430

	—	93,151	17,707	—	110,858

Gross profit	—	31,120	2,276	—	33,396
Corporate general and administrative expenses	4,566	(50)	—	—	4,516
Loss on assets held for sale	—	688	17,812	—	18,500

Operating earnings (loss)	(4,566)	30,482	(15,536)	—	10,380
Interest income (expense)	12,815	(20,978)	(7,397)	—	(15,560)
Investment income	152	—	—	—	152
Other income, net	201	198	184	—	583

Earnings (loss) before income taxes	8,602	9,702	(22,749)	—	(4,445)
Income tax expense (benefit)	(6,721)	3,881	881	—	(1,959)

Net earnings (loss) before equity loss in subsidiaries	15,323	5,821	(23,630)	—	(2,486)

Equity loss in subsidiaries	(17,809)	—	—	17,809	—

Net earnings (loss)	(2,486)	5,821	(23,630)	17,809	(2,486)
Other comprehensive income, net	1,812	—	3,219	(3,219)	1,812

Comprehensive income (loss)	$(674)	$5,821	$(20,411)	$14,590	$(674)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$66,777	$35,864	$—	$102,641
Cemetery	—	53,345	9,763	—	63,108

	—	120,122	45,627	—	165,749

Costs and expenses:
Funeral	—	53,954	27,749	—	81,703
Cemetery	—	39,953	10,140	6	50,099

	—	93,907	37,889	6	131,802

Gross profit	—	26,215	7,738	(6)	33,947
Corporate general and administrative expenses	4,388	(72)	—	—	4,316
Loss on assets held for sale and other charges	—	29,430	239,728	—	269,158

Operating loss	(4,388)	(3,143)	(231,990)	(6)	(239,527)
Interest income (expense)	18,490	(22,401)	(11,841)	—	(15,752)
Investment income	465	—	685	—	1,150
Other income, net	672	1,633	328	—	2,633

Earnings (loss) before income taxes and extraordinary item	15,239	(23,911)	(242,818)	(6)	(251,496)
Income tax expense (benefit)	(44,746)	(13,800)	923	—	(57,623)

Earnings (loss) before extraordinary item	59,985	(10,111)	(243,741)	(6)	(193,873)
Extraordinary item — early extinguishment of debt	(5,472)	—	—	—	(5,472)

Net earnings (loss) before equity loss in subsidiaries	54,513	(10,111)	(243,741)	(6)	(199,345)

Equity loss in subsidiaries	(253,858)	—	—	253,858	—

Net loss	(199,345)	(10,111)	(243,741)	253,852	(199,345)
Other comprehensive income (loss), net	(45)	(15)	919	(904)	(45)

Comprehensive loss	$(199,390)	$(10,126)	$(242,822)	$252,948	$(199,390)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$217,409	$51,787	$—	$269,196
Cemetery	—	161,246	18,370	—	179,616

	—	378,655	70,157	—	448,812

Costs and expenses:
Funeral	—	157,964	40,662	—	198,626
Cemetery	—	117,446	18,229	—	135,675

	—	275,410	58,891	—	334,301

Gross profit	—	103,245	11,266	—	114,511
Corporate general and administrative expenses	12,669	(268)	—	—	12,401
Loss on assets held for sale	—	688	17,812	—	18,500

Operating earnings (loss)	(12,669)	102,825	(6,546)	—	83,610
Interest income (expense)	41,379	(66,274)	(23,494)	—	(48,389)
Investment income	355	—	19	—	374
Other income (expense), net	(35)	890	318	—	1,173

Earnings (loss) before income taxes	29,030	37,441	(29,703)	—	36,768
Income tax expense (benefit)	(4,577)	14,977	3,302	—	13,702

Net earnings (loss) before equity loss in subsidiaries	33,607	22,464	(33,005)	—	23,066

Equity loss in subsidiaries	(10,541)	—	—	10,541	—

Net earnings (loss)	23,066	22,464	(33,005)	10,541	23,066
Other comprehensive income, net	1,625	1,310	1,755	(3,065)	1,625

Comprehensive income (loss)	$24,691	$23,774	$(31,250)	$7,476	$24,691

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$211,884	$106,064	$—	$317,948
Cemetery	—	169,339	26,091	—	195,430

	—	381,223	132,155	—	513,378

Costs and expenses:
Funeral	—	164,236	82,439	—	246,675
Cemetery	—	122,818	25,620	18	148,456

	—	287,054	108,059	18	395,131

Gross profit	—	94,169	24,096	(18)	118,247
Corporate general and administrative expenses	13,733	(351)	—	—	13,382
Loss on assets held for sale and other charges	—	29,430	239,728	—	269,158

Operating earnings (loss)	(13,733)	65,090	(215,632)	(18)	(164,293)
Interest income (expense)	59,047	(68,440)	(35,780)	—	(45,173)
Investment income	2,237	—	2,551	—	4,788
Other income, net	2,403	2,568	846	—	5,817

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	49,954	(782)	(248,015)	(18)	(198,861)
Income tax benefit	(32,075)	(5,011)	(1,318)	(6)	(38,410)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	82,029	4,229	(246,697)	(12)	(160,451)
Extraordinary item — early extinguishment of debt	(5,472)	—	—	—	(5,472)
Cumulative effect of change in accounting principles	—	(214,356)	(35,648)	—	(250,004)

Net earnings (loss) before equity loss in subsidiaries	76,557	(210,127)	(282,345)	(12)	(415,927)

Equity loss in subsidiaries	(492,484)	—	—	492,484	—

Net loss	(415,927)	(210,127)	(282,345)	492,472	(415,927)
Other comprehensive income, net	12,932	8,625	6,072	(14,697)	12,932

Comprehensive loss	$(402,995)	$(201,502)	$(276,273)	$477,775	$(402,995)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	July 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$26,562	$1,152	$1,778	$—	$29,492
Marketable securities	752	115	1,799	—	2,666
Receivables, net of allowances	1,392	56,811	13,515	—	71,718
Inventories	425	41,078	8,850	—	50,353
Prepaid expenses	801	2,230	163	—	3,194
Deferred income taxes	29,190	1,692	—	—	30,882
Assets held for sale	—	8,825	112,334	—	121,159

Total current assets	59,122	111,903	138,439	—	309,464
Receivables due beyond one year, net of allowances	—	49,268	31,535	—	80,803
Prearranged receivables	—	1,173,386	19,788	—	1,193,174
Goodwill	—	451,455	39,667	—	491,122
Deferred charges	10,925	226,105	19,290	—	256,320
Cemetery property, at cost	—	361,642	23,235	—	384,877
Property and equipment, at cost	28,581	430,166	41,303	—	500,050
Less accumulated depreciation	12,527	139,344	10,724	—	162,595

Net property and equipment	16,054	290,822	30,579	—	337,455
Deferred income taxes	19,314	62,724	10,963	—	93,001
Investment in subsidiaries	19,262	—	—	(19,262)	—
Other assets	2,079	952	—	—	3,031

	$126,756	$2,728,257	$313,496	$(19,262)	$3,149,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,882	$—	$—	$—	$6,882
Accounts payable	(253)	8,209	162	—	8,118
Accrued expenses	10,680	28,697	5,353	—	44,730
Liabilities associated with assets held for sale	—	2,030	88,718	—	90,748

Total current liabilities	17,309	38,936	94,233	—	150,478
Long-term debt, less current maturities	600,105	—	30,000	—	630,105
Intercompany payables, net	(1,279,974)	1,089,223	190,751	—	—
Prearranged deferred revenue	62	1,478,141	91,734	—	1,569,937
Other long-term liabilities	10,379	9,473	—	—	19,852

Total liabilities	(652,119)	2,615,773	406,718	—	2,370,372

Common stock	108,013	336	53	(389)	108,013
Other	698,851	112,148	(68,073)	(44,075)	698,851
Accumulated other comprehensive loss	(27,989)	—	(25,202)	25,202	(27,989)

Total shareholders’ equity (deficit)	778,875	112,484	(93,222)	(19,262)	778,875

	$126,756	$2,728,257	$313,496	$(19,262)	$3,149,247

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$46,090	$9,601	$1,329	$—	$57,020

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	—	169	—	169
Purchases of marketable securities and long-term investments	—	—	(34)	—	(34)
Proceeds from sale of assets, net	10,897	7,255	—	—	18,152
Additions to property and equipment	(2,097)	(11,184)	(834)	—	(14,115)
Other	(899)	210	110	—	(579)

Net cash provided by (used in)
investing activities	7,901	(3,719)	(589)	—	3,593

Cash flows from financing activities:
Repayments of long-term debt	(53,733)	—	(1,112)	—	(54,845)
Intercompany receivables (payables)	2,961	906	(3,867)	—	—
Issuance of common stock	806	—	—	—	806

Net cash provided by (used in) financing activities	(49,966)	906	(4,979)	—	(54,039)

Effect of exchange rates on cash and cash equivalents	—	—	(205)	—	(205)

Net increase (decrease) in cash	4,025	6,788	(4,444)	—	6,369
Cash and cash equivalents, beginning of period	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of period	$26,562	$1,152	$1,778	$—	$29,492

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$57,047	$64,083	$(36,092)	$4,467	$89,505

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	4,464	40	—	4,504
Purchases of marketable securities and long-term investments	—	—	(1,894)	—	(1,894)
Proceeds from sale of assets, net	—	3,436	—	—	3,436
Additions to property and equipment	—	(15,897)	(2,073)	—	(17,970)
Other	—	2,032	391	—	2,423

Net cash used in investing activities	—	(5,965)	(3,536)	—	(9,501)

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—	—	40,000
Proceeds from long-term debt	725,000	—	—	—	725,000
Repayments of long-term debt	(781,187)	—	(40,755)	—	(821,942)
Intercompany receivables (payables)	13,706	(98,891)	89,652	(4,467)	—
Debt issue costs	(34,271)	—	—	—	(34,271)
Issuance of common stock	675	—	—	—	675

Net cash provided by (used in) financing activities	(76,077)	(58,891)	48,897	(4,467)	(90,538)

Effect of exchange rates on cash and cash equivalents	—	—	2,061	—	2,061

Net increase (decrease) in cash	(19,030)	(773)	11,330	—	(8,473)
Cash and cash equivalents, beginning of period	59,862	(299)	32,032	—	91,595

Cash and cash equivalents, end of period	$40,832	$(1,072)	$43,362	$—	$83,122

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)  Loss on Assets Held for Sale and Other Charges

     During the third quarter of fiscal year 2001, the Company adopted a formal plan to sell its foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. In addition, it reviewed non-competition agreements that it had entered into with sellers, key employees and others in connection with previous acquisitions, and it decided to relieve some of these individuals from the obligations not to compete, although it will continue to make payments in accordance with the contract terms.

     Based on its progress at that time and management’s and the Board of Directors’ decision to proceed with the sales of its foreign operations and certain domestic assets if acceptable prices and terms could be obtained, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” in the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon then current offers from interested parties or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pretax nonrecurring, noncash charge to earnings of $269,158 ($205,089 after-tax, of which $187,329 related to foreign operations) in the third quarter of 2001. Primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, the Company has re-evaluated the current expected loss on the disposition of the assets held for sale and recorded an aggregate pretax nonrecurring, noncash charge to earnings of $18,500 ($11,200 after-tax) in the third quarter of 2002.

     The portion of the charge to equity in the third quarter of fiscal year 2001 that related to foreign operations was equal to the entire foreign-related after-tax charge to earnings of $187,329. However, the Company has already reduced equity for the cumulative foreign translation adjustment incurred in each period that it has owned these businesses. Therefore, in the periods in which the sale of each of the foreign operations is consummated, the cumulative foreign translation adjustment relating to the operation sold will be reversed and included in comprehensive income, resulting in a corresponding increase in equity. During the fourth quarter of fiscal year 2001, the Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations and realized comprehensive income and an increase in shareholders’ equity for the cumulative foreign currency translation related to these operations, which equaled $74,754. During the nine months ended July 31, 2002 the Company sold its operations in Spain and Portugal and realized comprehensive income and an increase in shareholders’ equity for the cumulative foreign translation adjustments related to these operations, which amounted to $10,700. The remainder of the approximate $25,202 cumulative foreign translation adjustment as of July 31, 2002 will be reversed upon completion of the sale of the Company’s operations in France, Argentina and Canada. As described in Note 11, subsequent to the third quarter of 2002, the Company completed the sale of its operations in Canada and signed a letter of intent for the sale of its operations in Argentina. When the sale of its operations in Argentina and the pending sale of the Company’s operations in France are closed, the sale of the Company’s foreign operations will be complete.

     In the consolidated statement of earnings, the impairment charges related to these writedowns and the writedowns of the noncompetition agreements are reflected in the “loss on assets held for sale and other charges” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At July 31, 2002 and October 31, 2001, the assets held for sale (excluding $1,637 and $5,072 of cash and cash equivalent investments of the operations held for sale as of July 31, 2002 and October 31, 2001, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of all of the Company’s foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)  Loss on Assets Held for Sale and Other Charges—(Continued)

     A summary of the assets and liabilities included in these line items at July 31, 2002 and October 31, 2001 is as follows:

	July 31, 2002	October 31, 2001

Assets
Receivables, net of allowances	$18,523	$35,762
Inventories and other current assets	4,440	6,080
Net property and equipment	33,390	47,690
Prearranged receivables	41,451	43,481
Goodwill	4,844	8,719
Deferred charges and other assets	12,496	13,753
Cemetery property, at cost	5,862	8,731
Long-term investments	153	295

Assets held for sale	$121,159	$164,511

Liabilities
Current liabilities	$19,143	$22,136
Deferred income taxes	8,304	9,362
Prearranged deferred revenue	55,806	62,376
Long-term debt, less current maturities	254	2,603
Other long-term liabilities	7,241	7,091

Liabilities associated with assets held for sale	$90,748	$103,568

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the three and nine months ended July 31, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenues	$11,519	$34,156	$43,025	$100,937

Operating earnings	$583	$4,540	$4,760	$12,987

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8)  Funeral and Cemetery Trust Funds and Escrow Accounts

     Amounts due from preneed funeral and preneed cemetery merchandise trust and escrow accounts are included in the prearranged receivables line in the Company’s consolidated balance sheet. For further information regarding prearranged receivables, see Note 5 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended October 31, 2001. The Company’s perpetual care trust fund and escrow accounts are not reflected in the accompanying financial statements. For further information regarding the perpetual care trust funds and escrows, see Note 7 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended October 31, 2001.

     The following reflects the Company’s preneed funeral, preneed cemetery merchandise and perpetual care trust fund and escrow account balances as of July 31, 2002 and October 31, 2001.

	Funeral		Merchandise		Perpetual Care

	July 31,	October 31,	July 31,	October 31,	July 31,	October 31,
	2002	2001	2002	2001	2002	2001

Total value at cost	$514,795	$505,096	$219,834	$219,270	$217,032	$210,455
Net unrealized depreciation	(103,614)	(65,876)	(55,291)	(38,980)	(35,662)	(15,456)

Total value at market	$411,181	$439,220	$164,543	$180,290	$181,370	$194,999

(9) Long-term Debt

     As described in Note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, the Company completed several transactions that refinanced substantially all of its long-term debt. The Company incurred charges in the third quarter of 2001 in the amount of $5,472 (net of a $3,648 income tax benefit) relating to the early extinguishment of debt.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10)  Consolidated Comprehensive Income (Loss)

     Consolidated comprehensive income (loss) for the nine months ended July 31, 2002 and 2001 is as follows:

	Nine Months Ended July 31,

	2002	2001

Net earnings (loss)	$23,066	$(415,927)
Other comprehensive income:
Foreign translation adjustment related to operations sold	10,700	—
Foreign translation adjustment	(8,945)	6,072
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101	—	8,494
Unrealized appreciation of investments	510	206
Deferred income tax expense on unrealized appreciation of investments	(166)	(75)
Cumulative effect of change in accounting for derivative financial instrument	—	4,693
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument	2,128	—
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument	(2,935)	(6,458)
Net deferred income tax on unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument	333	—

Total other comprehensive income	1,625	12,932

Total comprehensive income (loss)	$24,691	$(402,995)

(11) Subsequent Events

     On August 5, 2002, the Company announced that it had completed the sale of its operations in Canada for total proceeds of approximately $59,000, including future income tax benefits. This sale was comprised of 70 funeral homes and 5 cemeteries. On September 9, 2002, the Company announced that it had signed a letter of intent for the sale of its operations in Argentina. When this sale and the pending sale of the Company’s operations in France are closed, the divestiture of the Company’s foreign operations will be complete.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of September 3, 2002, the Company owned and operated 309 funeral homes and 150 cemeteries in 29 states within the United States and Puerto Rico, and its remaining foreign operations in France and Argentina were held for sale. For a discussion of the sale of the Company’s foreign operations, see Note 7 and Note 11 to the consolidated financial statements.

     The Company sells cemetery property and funeral and cemetery merchandise and services both at the time of need and on a preneed basis. The Company’s revenues in each period consist primarily of at-need sales, preneed sales delivered out of the Company’s backlog during the period (including the accumulated trust fund earnings related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of the Company’s accounting for preneed sales, see the Company’s Form 10-K for the fiscal year ended October 31, 2001.

     The Company’s funeral and cemetery businesses include prearranged sales funded through trust and escrow arrangements. The cemetery business includes maintenance of cemetery grounds funded through perpetual care funds. The Company defers all of the earnings realized by its preneed funeral and preneed cemetery merchandise trust funds and escrow accounts until the underlying service or merchandise is delivered. The Company recognizes the earnings on its perpetual care trust funds as they are realized in the trust.

     Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing its funds, which include significant investments in common stock, the Company has historically sought, and has generally been successful in achieving, an overall annual yield of approximately 8.0 percent to 9.0 percent, which is well in excess of the Company’s expectation for inflation over the short term. No assurance can be given that the Company will be successful in achieving any particular yield. The Company did not achieve this goal in fiscal year 2001 with an overall domestic yield of 6.3 percent. The Company does not expect to achieve this goal in fiscal year 2002 having realized an overall domestic yield of 3.2 percent through the nine months ended July 31, 2002. The Company’s goal for fiscal year 2003 is to achieve an overall domestic yield of 6.0 percent. The Company’s long term goal is to return to its historical yield of 8.0 percent to 9.0 percent.

     As discussed in Note 8 to the consolidated financial statements, the Company’s preneed funeral and preneed cemetery merchandise trust funds and escrow accounts had net unrealized depreciation of $103.6 million and $55.3 million, respectively, as of July 31, 2002. Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on the Company’s revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, the Company would record a charge to earnings to reduce the investment value down to the expected cost to deliver. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings the Company records when it delivers the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses and the Company’s revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue the Company would realize when it delivers the underlying products and services. The Company projects that with approximately 3.0 percent to 5.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, the Company would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. For a more detailed discussion of the Company’s accounting for its preneed trust and escrow account earnings, see the Company’s Form 10-K for the fiscal year ended October 31, 2001.

Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions (see Note 1(e) to the consolidated financial statements). The Company believes that of its significant accounting policies (discussed in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended October 31, 2001), the following are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Allowance for Doubtful Accounts

     Management must make estimates of the uncollectability of the Company’s accounts receivable. A reserve is established based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Company’s estimates of the recoverability of amounts due to the Company could change by a material amount.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, the Company implemented it in the first quarter of fiscal year 2002. See Note 2 to the consolidated financial statements for a discussion of SFAS No. 142 and its impact on the Company’s financial condition and results of operations.

     The Company’s evaluation of goodwill for its domestic operations is performed at the funeral and cemetery segment levels, which constitute the Company’s reporting units. With the adoption of SFAS No. 142, goodwill of a reporting unit must be tested for impairment on at least an annual basis. Impairment losses are recognized when the estimated fair value of goodwill is less than its carrying value.

     In addition to an annual review, the Company assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of the Company’s use of its assets or the strategy for its overall business; and

•	significant negative industry or economic trends.

     When the Company determines that the carrying value of goodwill and other intangible assets may be greater than fair value, the Company measures any impairment based on management’s estimates of current fair value compared to the carrying value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. Goodwill and other intangible assets amounted to $491.1 million as of July 31, 2002 and October 31, 2001.

Loss on Assets Held for Sale and Other Charges

     As described in Note 7 to the consolidated financial statements, in connection with adopting a formal plan to sell its foreign operations and certain domestic assets, the Company was required by accounting principles generally accepted in the United States of America to estimate the fair value of and the cost to sell these assets. The Company could be required to record an additional charge or gain if the actual sales prices are lower or higher and/or costs to sell are higher or lower than the Company estimated. In the third quarter of 2002, the Company re-evaluated its current expected loss on the disposition of the assets held for sale and recorded an aggregate pretax nonrecurring, noncash charge to earnings of $18.5 million ($11.2 million after-tax) primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina.

Accounting for Income Taxes

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of earnings. For example, the sale of the Company’s foreign assets generated significant capital losses. With respect to some of the capital losses, the Company was able to apply for capital loss carrybacks to apply against previously-taxed capital gains. The estimated tax benefit associated with the remaining capital losses is included in deferred tax assets. The extent to which the Company is able to generate capital gains in the future will determine its ability to realize the tax benefits associated with the remaining capital losses. If management were to determine that it is unlikely that the Company will be able to generate sufficient capital gains to realize the entire deferred tax asset, the Company would establish a valuation allowance and record a corresponding expense in its income statement at that time.

     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has not recorded a valuation allowance as of July 31, 2002 based on its estimates of taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance, which could materially impact its financial condition and results of operations.

Results of Operations

     Because the Company holds its foreign operations and several small domestic operations for sale, in the third quarter of 2001 it began segregating the operating results of these businesses from the operations it will retain. The following discussion segregates the financial results into two main categories in order to present the Company’s ongoing operating results and to provide more useful information for investors. The Company’s “Operations to be Retained” consist of those businesses it has owned and operated for the entire current fiscal year and last and which it plans to retain (“Existing Operations”) and those businesses that have been opened during this fiscal year or last and plans to retain (“Opened Operations”). “Closed and Held for Sale Operations” consist of those that have been sold or closed during this fiscal year or last and the businesses that are currently being offered for sale.

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Funeral Segment

	Three Months Ended
	July 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$72.1	$70.8		$1.3
Opened operations	.9	—		.9

	$73.0	$70.8		$2.2

Costs
Existing operations	$54.1	$55.8		$(1.7)
Opened operations	.8	.1		.7

	$54.9	$55.9	(1)	$(1.0	)(1)

Gross Profit
Existing operations	$18.0	$15.0		$3.0
Opened operations	.1	(.1)		.2

	$18.1	$14.9	(1)	$3.2	(1)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$10.2	$31.8		$(21.6)
Costs	9.5	25.8	(1)	(16.3	)(1)

Gross Profit	$.7	$6.0	(1)	$(5.3	)(1)

Total Funeral Revenue	$83.2	$102.6		$(19.4)
Total Funeral Costs	64.4	81.7	(1)	(17.3	)(1)

Total Funeral Gross Profit	$18.8	$20.9	(1)	$(2.1	)(1)

(1)	Funeral costs for Operations to be Retained and for Closed and Held for Sale Operations for the three months ended July 31, 2001 include $2.1 million and $1.5 million of goodwill amortization, respectively, for a total of $3.6 million of goodwill amortization included in total funeral costs. Excluding goodwill amortization, funeral gross profit from Operations to be Retained for 2002 increased by $1.1 million when compared to the three months ended July 31, 2001, and total funeral gross profit for 2002 declined by $5.7 million when compared to the corresponding period in 2001.

     Total funeral revenue decreased $19.4 million in the third quarter of 2002 compared to the corresponding period in 2001 primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. The decline in revenue from Closed and Held for Sale Operations resulted primarily from the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of 2001 and the sale of the Company’s operations in Spain and Portugal in the first three quarters of 2002.

     Funeral revenue from Operations to be Retained increased $2.2 million, or 3 percent, for the three months ended July 31, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 5.0 percent, partially offset by a 2.6 percent decrease (460 events) in the number of funeral services performed. The Company experienced a $1.3 million, or 2 percent, increase in funeral revenue from Existing Operations primarily due to a 5.3 percent increase in the average revenue per funeral service performed, partially offset by a 4.0 percent decrease (722 events) in the number of funeral services performed by these businesses. The increase in average revenue per funeral service is due primarily to customized funeral planning and personalization.

     The Company experienced a $.9 million increase in funeral revenue and a $.7 million increase in funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral gross profit margin from Existing Operations increased from 21.2 percent in the third quarter of fiscal year 2001 to 25.0 percent in the third quarter of fiscal year 2002 primarily due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142 and due to the close scrutiny of funeral costs. Goodwill amortization for Existing Operations in the funeral segment amounted to $2.1 million in the third quarter of 2001. The pro forma funeral gross profit margin from Existing Operations, adjusted for the elimination of goodwill amortization required by SFAS No. 142, would have been 24.2 percent for the third quarter of 2001. The Company’s cremation rate for Existing Operations was 38.6 percent for the third quarter of 2002.

Cemetery Segment

	Three Months Ended
	July 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$59.7	$60.8		$(1.1)
Opened operations	—	—		—

	$59.7	$60.8		$(1.1)

Costs
Existing operations	$45.0	$46.3		$(1.3)
Opened operations	—	—		—

	$45.0	$46.3	(1)	$(1.3	)(1)

Gross Profit
Existing operations	$14.7	$14.5		$.2
Opened operations	—	—		—

	$14.7	$14.5	(1)	$.2	(1)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$1.3	$2.3		$(1.0)
Costs	1.4	3.8	(1)	(2.4	)(1)

Gross Profit	$(.1)	$(1.5	)(1)	$1.4	(1)

Total Cemetery Revenue	$61.0	$63.1		$(2.1)
Total Cemetery Costs	46.4	50.1	(1)	(3.7	)(1)

Total Cemetery Gross Profit	$14.6	$13.0	(1)	$1.6	(1)

(1)	Cemetery costs for Operations to be Retained and for Closed and Held for Sale Operations for the three months ended July 31, 2001 include $1.1 million and $.2 million of goodwill amortization, respectively, for a total of $1.3 million of goodwill amortization included in total cemetery costs. Excluding goodwill amortization, cemetery gross profit from

Operations to be Retained for 2002 declined $.9 million when compared to the three months ended July 31, 2001, and total cemetery gross profit for 2002 increased by $.3 million when compared to the corresponding period in 2001.

     Total cemetery revenue decreased $2.1 million, or 3 percent, for the three months ended July 31, 2002, compared to the corresponding period in 2001. The Company experienced a $1.1 million, or 2 percent, decrease in revenue from Operations to be Retained primarily due to reduced perpetual care trust earnings. The Company experienced an annualized average yield of 4.5 percent in its perpetual care trust funds in the third quarter of 2002, compared to 6.7 percent in the third quarter of 2001. The Company also experienced a $1.0 million decline in revenue from Closed and Held for Sale Operations due to the Company’s foreign operations, which have been sold or are held for sale.

     Cemetery gross profit margin from Existing Operations increased from 23.8 percent in the third quarter of 2001 to 24.6 percent in the third quarter of 2002. The increase was due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142. During the quarter, the Company experienced an improvement in the quality of receivables, based on current write-off experience. The improvement was substantially offset by the reduction in perpetual care trust earnings. Goodwill amortization for Existing Operations in the cemetery segment amounted to $1.1 million in the third quarter of 2001. The pro forma cemetery gross profit margin from Existing Operations, adjusted for the elimination of goodwill amortization required by SFAS No. 142, would have been 25.7 percent for the third quarter of 2001.

Other

     Corporate general and administrative expenses for the third quarter of 2002 increased $.2 million compared to the same period in 2001 primarily due to the adoption of the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “Plan”). The Plan, which became effective April 1, 2002, provides retirement benefits to certain executive officers that are intended to supplement the benefits available under the Company’s 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements. Adoption of the Plan resulted in a charge to corporate general and administrative expenses of $.5 million for the third quarter of fiscal year 2002 and will result in a charge of approximately $.5 million per quarter thereafter. The fiscal year 2002 charge is fully reflected in the Company’s previously estimated corporate general and administrative expense forecast of $17 million for fiscal year 2002.

     Depreciation and amortization was $14.4 million for the third quarter of fiscal year 2002 compared to $21.0 million for the same period in 2001, which included $4.9 million of goodwill amortization. The decline in depreciation and amortization is primarily due to the implementation of SFAS No. 142 and the sale of certain of the Company’s foreign assets.

     EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization) was $44.1 million, or 30.6 percent of revenue for the third quarter of fiscal year 2002 compared to $54.4 million, or 32.8 percent of revenue for the same period in 2001. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $42.6 million, or 31.9 percent of domestic revenue for the third quarter of fiscal year 2002 compared to $45.6 million, or 34.2 percent of domestic revenue for the same period in 2001. The decrease in domestic EBITDA is primarily due to declines in other income and investment income. EBITDA is frequently used by security analysts and is presented here to provide additional information about the Company’s operations. EBITDA should not be considered as an alternative to net earnings, as an indicator of the Company’s operating performance or as an alternative to cash flows as a better measure of liquidity. EBITDA is a non-GAAP measure and as calculated by the Company may not be comparable to EBITDA as calculated by other companies.

     As described in Note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, in June of 2001, the Company completed several transactions that refinanced substantially all of its long-term debt. Interest expense decreased $.2 million to $15.6 million for the third quarter of fiscal year 2002 compared to $15.8 million for the same period in 2001. The decrease is due to a $188.7 million decrease in the average outstanding debt balance, which was partially offset by a 179 basis point increase in the average interest rate resulting from higher interest costs associated with debt incurred in the Company’s debt refinancing transactions. Investment income decreased $1.0 million to $.2 million for the third quarter of 2002 compared to the same period in 2001. This decrease is due primarily to a $56.0 million decrease in the average cash and cash equivalents balance and a decrease in the average investment rate earned on the Company’s cash and cash equivalent investments from 5.2 percent to 1.9 percent. The 5.2 percent earned in the third quarter of 2001 included returns on funds in foreign jurisdictions that earned 7.0 percent. The majority of the funds in foreign jurisdictions were sold with the Company’s Mexican operations.

     Other income, net, decreased approximately $2.0 million during the third quarter of fiscal year 2002 compared to the same period in 2001 principally due to the net gain on the sale of excess cemetery property during 2001.

     As of July 31, 2002, the Company’s outstanding debt totaled $637.2 million, including $.2 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreements in effect as of July 31, 2002, approximately 81 percent was fixed-rate debt, with the remaining 19 percent subject to short-term variable interest rates averaging approximately 5.4 percent.

     In order to hedge a portion of the interest rate risk associated with its variable-rate debt, effective March 11, 2002, the Company entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under the Company’s senior secured credit facility to fixed-rate debt bearing interest at the fixed swap rate plus such applicable margin. As of September 3, 2002, the effective rate to the Company of the debt hedged by the interest rate swaps was 7.025 percent and 7.64 percent on each $50.0 million swapped.

Preneed Sales

     The Company’s domestic preneed funeral and cemetery merchandise and service sales, the revenues from which are deferred and are not included in the Company’s operating results above, increased from $41.4 million for the third quarter of 2001 to $44.1 million for the third quarter of 2002.

Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2001

Funeral Segment

	Nine Months Ended
	July 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$227.9	$223.6		$4.3
Opened operations	2.4	—		2.4

	$230.3	$223.6		$6.7

Costs
Existing operations	$163.0	$169.0		$(6.0)
Opened operations	2.2	.1		2.1

	$165.2	$169.1	(1)	$(3.9	)(1)

Gross Profit
Existing operations	$64.9	$54.6		$10.3
Opened operations	.2	(.1)		.3

	$65.1	$54.5	(1)	$10.6	(1)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$38.9	$94.3		$(55.4)
Costs	33.4	77.6	(1)	(44.2	)(1)

Gross Profit	$5.5	$16.7	(1)	$(11.2	)(1)

Total Funeral Revenue	$269.2	$317.9		$(48.7)
Total Funeral Costs	198.6	246.7	(1)	(48.1	)(1)

Total Funeral Gross Profit	$70.6	$71.2	(1)	$(.6	)(1)

(1)	Funeral costs for Operations to be Retained and Closed and Held for Sale Operations for the nine months ended July 31, 2001 include $6.8 million and $3.9 million of goodwill amortization, respectively, for a total of $10.7 million of goodwill amortization included in total funeral costs. Excluding goodwill amortization, funeral gross profit for Operations to be Retained for 2002 increased by $3.8 million when compared to the nine months ended July 31, 2001, and total funeral gross profit for 2002 decreased by $11.3 million when compared to the corresponding period in 2001.

     Total funeral revenue decreased $48.7 million for the nine months ended July 31, 2002 compared to the corresponding period in 2001 primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. The decline in revenue from Closed and Held for Sale Operations resulted primarily from the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of 2001 and the sale of the Company’s operations in Spain and Portugal in the first three quarters of 2002.

     Funeral revenue from Operations to be Retained increased $6.7 million, or 3 percent, for the nine months ended July 31, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 3.8 percent, partially offset by a .4 percent decline (253 events) in the number of funeral services performed. The Company experienced a $4.3 million, or 2 percent, increase in funeral revenue from Existing Operations primarily due to a 4.1 percent increase in the average revenue per funeral service performed, partially offset by a 1.9 percent decline (1,049 events) in the number of funeral services performed by these businesses. The increase in average revenue per funeral service is due primarily to customized funeral planning and personalization.

     The Company experienced a $2.4 million increase in funeral revenue and a $2.1 million increase in funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral gross profit margin from Existing Operations increased from 24.4 percent for the nine months ended July 31, 2001 to 28.5 percent for the corresponding period in 2002 primarily due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142 and also due to an increase in revenue and close scrutiny of funeral costs. Goodwill amortization for Existing Operations in the funeral segment amounted to $6.8 million for the nine months ended July 31, 2001. The pro forma funeral gross profit margin from Existing Operations, adjusted for the elimination of goodwill amortization required by SFAS No. 142, would have been 27.5 percent for the nine months ended July 31, 2001. The Company’s cremation rate for Existing Operations was 38.4 percent for the nine months ended July 31, 2002.

Cemetery Segment

	Nine Months Ended
	July 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$175.4	$188.8		$(13.4)
Opened operations	—	—		—

	$175.4	$188.8		$(13.4)

Costs
Existing operations	$130.8	$138.1		$(7.3)
Opened operations	—	—		—

	$130.8	$138.1	(1)	$(7.3	)(1)

Gross Profit
Existing operations	$44.6	$50.7		$(6.1)
Opened operations	—	—		—

	$44.6	$50.7	(1)	$(6.1	)(1)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$4.2	$6.6		$(2.4)
Costs	4.9	10.3	(1)	(5.4	)(1)

Gross Profit	$(.7)	$(3.7	)(1)	$3.0	(1)

Total Cemetery Revenue	$179.6	$195.4		$(15.8)
Total Cemetery Costs	135.7	148.4	(1)	(12.7	)(1)

Total Cemetery Gross Profit	$43.9	$47.0	(1)	$(3.1	)(1)

(1)	Cemetery costs for Operations to be Retained and Closed and Held for Sale Operations for the nine months ended July 31, 2001 include $3.5 million and $.4 million of goodwill amortization, respectively, for a total of $3.9 million of goodwill amortization included in total cemetery costs. Excluding goodwill amortization, cemetery gross profit for Operations to be Retained for 2002 decreased by $9.6 million when compared to the nine months ended July 31, 2001, and total cemetery gross profit for 2002 declined by $7.0 million when compared to the corresponding period in 2001.

     Total cemetery revenue decreased $15.8 million, or 8 percent, for the nine months ended July 31, 2002, compared to the corresponding period in 2001. The Company experienced a $13.4 million, or 7 percent, decrease in revenue from Operations to be Retained primarily due to reduced preneed cemetery property sales, reduced perpetual care trust earnings and a decrease in cemetery merchandise deliveries. The Company experienced an annualized average yield of 5.8 percent in its perpetual care trust funds for the nine months ended July 31, 2002, compared to 7.9 percent for the corresponding period in 2001. The Company also experienced a $2.4 million decline in revenue from Closed and Held for Sale Operations due the Company’s foreign operations, which have been sold or are held for sale.

     Cemetery gross profit margin from Existing Operations decreased from 26.9 percent for the nine months ended July 31, 2001 to 25.4 percent for the corresponding period in 2002. The decline was principally due to the reduction in cemetery revenue coupled with the high fixed-cost nature of the cemetery business. The decrease was moderated due to the fact that goodwill is no longer amortized because of the implementation of SFAS No. 142. Goodwill amortization for Existing Operations in the cemetery segment amounted to $3.5 million for the nine months ended July 31, 2001. The pro forma cemetery gross profit margin from Existing Operations, adjusted for the elimination of goodwill amortization required by SFAS No. 142, would have been 28.7 percent for the nine months ended July 31, 2001.

Other

     Corporate general and administrative expenses for the nine months ended July 31, 2002 decreased $1.0 million compared to the same period in 2001 primarily due to a reduction in salaries and professional fees. Effective April 1, 2002, the Company adopted the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan, which provides retirement benefits to certain executive officers. This Plan and its effect on the Company’s corporate general and administrative expenses are discussed under the heading “Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001 - Other.”

     Depreciation and amortization was $42.4 million for the nine months ended July 31, 2002 compared to $60.1 million for the same period in 2001, which included $14.6 million of goodwill amortization. The decrease in depreciation and amortization is due to the implementation of SFAS No. 142 and the sale of certain of the Company’s foreign assets.

     EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization) was $146.1 million, or 32.6 percent of revenue for the nine months ended July 31, 2002 compared to $175.6 million, or 34.2 percent of revenue for the same period in 2001. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $139.1 million, or 34.0 percent of domestic revenue for the nine months ended July 31, 2002 compared to $151.0 million, or 36.1 percent of domestic revenue for the same period in 2001. The decrease in domestic EBITDA is primarily due to declines in cemetery gross profit, other income and investment income.

     Interest expense increased $3.2 million to $48.4 million for the nine months ended July 31, 2002 compared to $45.2 million for the same period in 2001. The increase is due to a 254 basis point increase in the average interest rate resulting from higher interest costs associated with debt incurred in the Company’s debt refinancing transactions. This increase was partially offset by a $198.5 million decrease in the average outstanding debt balance. Investment income decreased $4.4 million to $.4 million for the nine months ended July 31, 2002 compared to the same period in 2001. This decrease is due primarily to a $59.1 million decrease in the average cash and cash equivalents balance and a decrease in the average investment rate earned on the Company’s cash and cash equivalent investments from 6.9 percent to 1.6 percent. The 6.9 percent earned for the nine months ended July 31, 2001 included returns on funds in foreign jurisdictions that earned 9.4 percent. The majority of the funds in foreign jurisdictions were sold with the Company’s Mexican operations.

     Other income, net, decreased approximately $4.6 million during the nine months ended July 31, 2002 compared to the same period in 2001. This decrease is principally due to the net gain on the sale of excess cemetery property during 2001.

     As of July 31, 2002, the Company’s outstanding debt totaled $637.2 million, including $.2 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreements in effect as of July 31, 2002, approximately 81 percent was fixed-rate debt, with the remaining 19 percent subject to short-term variable interest rates averaging approximately 5.4 percent. The Company’s swap agreements are discussed under the heading “Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001 — Other.”

Preneed Sales

     The Company’s domestic preneed funeral and cemetery merchandise and service sales, the revenues from which are deferred and are not included in the Company’s operating results above, increased from $120.5 million for the nine months ended July 31, 2001 to $126.9 million for the corresponding period in 2002.

Liquidity and Capital Resources

Introduction

     Historically, the Company’s growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursue transactions at lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, the Company ceased its acquisition activity and developed strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal years 2000 and 2001, the Company focused on debt reduction and cash flow. During fiscal year 2002, the Company has been continuing its focus on debt reduction and positioning itself for business expansion in fiscal year 2003. The Company believes that once its debt targets are achieved, it will be in a position to expand its businesses internally and consider purchasing high-quality firms.

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

     In the fourth quarter of fiscal year 2001, the Company sold all of its foreign operations other than those in France, Spain, Portugal, Canada and Argentina. During the first three quarters of 2002, the Company sold its operations in Spain and Portugal. The Company also signed a letter of intent for the sale of its operations in France. Subsequent to the end of third quarter 2002, the Company completed the sale of its operations in Canada and signed a letter of intent for the sale of its operations in Argentina. When the sale of the Company’s operations in Argentina and the pending sale of the Company’s operations in France are closed, the sale of the Company’s foreign operations will be complete. In total, these transactions have generated or will generate proceeds, including future tax benefits, of approximately $240.0 million to $245.0 million in total proceeds, which is at the top end of the previously reported range of $200.0 million to $250.0 million. The Company has received approximately $190.0 million in cash related to these completed sales and expects an additional $50.0 million to $55.0 million in proceeds and tax benefits to be received in the future from these completed and pending sales. The net proceeds received thus far related to the sale of foreign operations have been used to repay debt, and net proceeds received in the future from foreign asset sales will also be used to repay debt. Additional information about the Company’s sale of its foreign operations appears in Note 7 and Note 11 to the consolidated financial statements.

     Additionally, in fiscal year 2001, the Company realized $21.0 million in proceeds from the sale of certain domestic properties, including $13.5 million from the sale of excess cemetery property and approximately $7.5 million from the sale of funeral home real estate and small domestic operations. These proceeds were used to reduce debt. During the nine months ended July 31, 2002, the Company realized approximately $7.0 million in proceeds from the sale of certain domestic funeral homes and cemeteries, which were also used to reduce debt. The Company believes that it could realize up to another $3.0 million in fiscal year 2002 or early 2003 from similar sales.

     The Company has used the proceeds of these transactions combined with cash flow, to reduce its debt from $950.5 million at the beginning of fiscal year 2001 to $584.5 million as of September 3, 2002 including $2.0 million of the unamortized option premium relating to its 6.40 percent Remarketable Or Redeemable Securities (“ROARS”). Long-term debt as of July 31, 2002, which included $.2 million of debt associated with assets held for sale and $2.0 million of the unamortized option premium related to ROARS, was $637.2 million.

Contractual Obligations and Commercial Commitments

     The following table details the Company’s known future cash payments (in millions) related to various contractual obligations as of July 31, 2002.

	Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2002	2003 - 2004	2005 - 2006	Thereafter

Current maturities of long-term debt(1)	$6.7	$1.7	$5.0	$—	$—
Long-term debt (1)	628.5	—	108.2	216.5	303.8
Operating lease agreements(2)	46.0	1.7	9.7	6.6	28.0
Non-competition agreements(3)	20.5	1.6	10.0	5.1	3.8

	$701.7	$5.0	$132.9	$228.2	$335.6

(1)	These amounts exclude the unamortized option premium relating to the ROARS of $2.0 million as of July 31, 2002, but include the $.2 million of debt associated with assets held for sale. See below for a breakdown of the Company’s future scheduled principal payments and maturities of its long-term debt by type as of July 31, 2002.

(2)	The Company’s noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 18 years, except for nine leases that expire between 2032 and 2072. The Company’s domestic future minimum lease payments as of July 31, 2002 are $1.5 million, $4.9 million, $4.2 million, $3.3 million, $2.9 million and $28.0 million for the years ending October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively. The Company’s foreign future minimum lease payments are $.2 million, $.5 million, $.1 million, $.1 million, $.3 million and $0 for the years ended October 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively, although the Company’s foreign operations are currently held for sale.

(3)	The Company has entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, it will continue to make the payments in accordance with the contract terms.

     The following table reflects future scheduled principal payments and maturities of the Company’s long-term debt (in millions) as of July 31, 2002.

					Other,
					Principally
					Seller
Fiscal		Senior	6.40%		Financing of
Year Ending	Term	Subordinated	Public Notes	6.70%	Acquired
October 31,	Loan B	Notes	(ROARS)	Public Notes	Operations	Total

2002	$.7	$—	$—	$—	$1.0	$1.7
2003	2.5	—	99.9 (1)	—	4.2	106.6
2004	2.5	—	—	.1	4.0	6.6
2005	65.6	—	—	—	1.9	67.5
2006	148.1	—	—	—	.9	149.0
Thereafter	—	300.0	—	—	3.8	303.8

Subtotal	$219.4	$300.0	$99.9	$.1	$15.8	635.2

Unamortized option premium relating to the ROARS						2.0

Total long-term debt						637.2
Less debt associated with assets held for sale						.2

Long-term debt on the Company’s consolidated balance sheet						$637.0

(1)	The Company could be required to redeem the ROARS on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time.

     The Company also has $12.1 million of outstanding letters of credit as of July 31, 2002, and it is required to maintain a bond to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. The Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of July 31, 2002, the balance of the Florida bond was $41.1 million. Management believes that cash flow from operations will be sufficient to cover its estimated cost of providing the related prearranged services and products in the future.

     Under the Company’s senior secured credit facility, as long as any of the 6.70 percent Notes or ROARS are outstanding, the Company must maintain a required reserve consisting of (1) availability under the revolving credit facility and/or (2) domestic cash, cash equivalents and marketable securities, the access to which is restricted on terms satisfactory to the collateral agent. The required reserve is an amount equal to the lesser of (1) the amount by which the net cash proceeds from asset sales (calculated on a cumulative basis from the completion of the refinancing transactions) exceeds $75.0 million and (2) the outstanding principal amount of the 6.70 percent Notes and ROARS. Notwithstanding the foregoing, the required reserve cannot be less than the following percentages of the outstanding principal amount of the 6.70 percent Notes and ROARS: 0 percent through June 29, 2002, 25 percent thereafter through October 31, 2002, 50 percent thereafter through January 31, 2003, 75 percent thereafter through April 30, 2003 and 100 percent thereafter. If the ROARS are remarketed, which would occur, if at all, on May 1, 2003, they would not be considered outstanding for purposes of the requirement to maintain the required reserve, and the required reserve would therefore be eliminated. In that case, the portion of the revolver restricted for purposes of the required reserve would then become available to the Company. As of July 31, 2002 and September 3, 2002, the Company’s required reserve was $79.4 million and $100.0 million, respectively.

     As of July 31, 2002 and September 3, 2002, there were no amounts drawn on the Company’s $175.0 million revolving credit facility. As of July 31, 2002 and September 3, 2002, the Company’s availability under the revolver, after giving consideration to the aforementioned letters of credit, bond obligation and required reserve, was $42.4 million and $21.8 million, respectively.

     In order for the Company to purchase or otherwise retire any of the remaining 6.70 percent Notes or ROARS, either voluntarily or at maturity, the Company must provide evidence satisfactory to the administrative agent under the senior secured credit facility that, immediately after giving effect to the transaction, the Company will have liquidity, as defined in the senior secured credit facility, of no less than $25 million.

     The Company has outstanding $99.9 million 6.40 percent ROARS due May 1, 2013 (remarketing date May 1, 2003). Outstanding ROARS must be redeemed by the Company or remarketed by the remarketing dealer on May 1, 2003. If the remarketing dealer does not elect to remarket the ROARS, the Company must redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest. If the remarketing dealer elects to remarket the ROARS, the Company may override that election by choosing to redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest, in which case the Company will be obligated to pay the remarketing dealer the value of its remarketing right, which was $10.1 million as of September 3, 2002. If the ROARS are remarketed, holders immediately prior to May 1, 2003 must tender them to the remarketing dealer for purchase on May 1, 2003 for a purchase price of 100 percent of their principal amount plus accrued interest. If remarketed, the ROARS will become due May 1, 2013, and the coupon for the remaining term will be 5.44 percent (which was the 10-year United States Treasury rate at the time of initial issuance) plus the Company’s then current credit spread. As of July 31, 2002 and September 3, 2002, the Company had sufficient availability under its revolver to redeem the ROARS, and after giving effect to the redemption, the Company would have liquidity as defined in the senior secured credit facility, of no less than $25 million. Accordingly, the Company has classified the ROARS as long-term debt.

Cash Flow

     The Company’s operations provided cash of $57.0 million for the nine months ended July 31, 2002, compared to providing cash of $89.5 million for the corresponding period in 2001. The decrease in operating cash flow is due primarily to a reduction in earnings before depreciation, amortization and the cumulative effect of the change in accounting principles due to the Company’s divestiture of certain of its foreign assets, a decline in the nonrecurring gains related to the sale of excess cemetery property in 2001, a lower yield on the Company’s perpetual care trust funds in 2002 as compared to 2001 and higher interest costs associated with the refinancing that occurred in June 2001. Additionally, there was an $8 million decrease in inventory related to the sale of excess cemetery property in 2001 that resulted in a net cash source which did not re-occur in 2002, a $4 million increase in cash invested in preneed, and other working capital changes.

     The Company’s investing activities resulted in a net cash inflow of $3.6 million for the nine months ended July 31, 2002, compared to a net cash outflow of $9.5 million for the comparable period in 2001. The $13.1 million increase is due primarily to proceeds from the sale of foreign operations, domestic funeral home real estate and small domestic operations received by the Company from the asset sales described above under “Debt Restructuring and Reduction; Asset Sales.” For the nine months ended July 31, 2002, capital expenditures amounted to $14.1 million, which included $12.1 million for maintenance capital expenditures and $2.0 million for new growth initiatives.

     The Company’s financing activities resulted in a cash outflow of $54.0 million for the nine months ended July 31, 2002, compared to $90.5 million for the comparable period in 2001. This decrease is due principally to repayments of long-term debt of $54.8 million in the nine months ended July 31, 2002 compared to $821.9 million in the comparable period of 2001. Partially offsetting the cash outflow for the nine months ended July 31, 2001 was $725.0 million in proceeds from long-term debt from the Company’s debt refinancing that took place in the third quarter of 2001 and $40.0 million that the Company withdrew from its trust funds in Florida, as described above under “Contractual Obligations and Commercial Commitments.”

Ratio of Earnings to Fixed Charges

     The Company’s ratio of earnings to fixed charges was as follows:

									Nine Months
									Ended
Years Ended October 31,									July 31,

1997		1998		1999		2000	2001		2002

3.65	(1)	2.38	(2)	3.43	(1)	2.57	—	(3)	1.73 (4)

(1)	Excludes the cumulative effect of change in accounting principles.

(2)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, the Company’s ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(3)	Pretax earnings for fiscal year 2001 include a nonrecurring, noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, the Company’s earnings for the fiscal year ended October 31, 2001 were insufficient to cover its fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, the Company’s ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

(4)	Pretax earnings for the nine months ended July 31, 2002 include a nonrecurring, noncash charge of $18.5 million in connection with the writedown of assets held for sale. Excluding the charge, the Company’s ratio of earnings to fixed charges for the nine months ended July 31, 2002 would have been 2.09.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the nine months ended July 31, 2002, reflects the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal years 1998 and 1997 reflect the 1997 change in accounting principles.

Inflation

     Inflation has not had a significant impact on the Company’s operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     (a)  SFAS No. 142

     SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is no longer amortized, but is tested at least annually for impairment at the reporting unit level. Impairment losses are recognized initially as changes in accounting principle and subsequently will be included in operating income. The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. See Note 2 to the consolidated financial statements for further discussion of SFAS No. 142 and its impact on the Company’s financial condition and results of operations.

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

     As of July 31, 2002 and October 31, 2001, the carrying values of the Company’s long-term, fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $422.1 million and $437.6 million, respectively, compared to fair values of $446.0 million and $463.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 85 basis points as of July 31, 2002 and October 31, 2001, would result in changes of approximately $11.4 million and $15.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     In order to hedge a portion of the interest rate risk associated with its variable-rate debt, during the first quarter of 1999, the Company entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement, which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. This swap expired on March 4, 2002. Effective March 11, 2002, the Company entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($2.9) million and ($2.1) million as of July 31, 2002 and October 31, 2001, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $2.0 million and $1.0 million in the fair value of these instruments as of July 31, 2002 and October 31, 2001, respectively.

     As of July 31, 2002 and October 31, 2001, the carrying values of the Company’s Term Loan B, including accrued interest, were $219.4 million and $270.0 million, respectively, compared to fair values of $220.5 million and $270.0 million, respectively. Fair value was determined using quoted market prices. Of the $219.4 million outstanding under Term Loan B on July 31, 2002, $119.4 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.7 million in the Company’s pre-tax earnings. Of the $270.0 million outstanding under Term Loan B on October 31, 2001, $70.0 million was not hedged by the interest rate swap in effect at that time and was subject to short-term variable interest rates. In addition, the remaining $200.0 million outstanding under Term Loan B would have been subject to short-term variable interest rates upon the expiration of the interest rate swap on March 4, 2002. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million in the Company’s pre-tax earnings.

     The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trust Funds

     As of July 31, 2002 and October 31, 2001, the Company’s marketable equity securities and its fixed-income securities subject to market risk consisted principally of investments held by its prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. The Company estimates that each 100 basis point increase or decrease in the yield on the preneed and perpetual care trust funds, based on July 31, 2002 balances, would result in an approximate $1.8 million increase or decrease in the Company's revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds in the fiscal year 2003, approximate $2.7 million in 2004 and approximate $3.6 million in 2005.

     The Company’s prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 5, 6 and 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Generally, the Company’s wholly-owned subsidiary, Investors Trust, Inc., serves as investment adviser on these trust funds and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of the Company’s Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. For a discussion of the current market value and cost of these investments as of July 31, 2002, see Note 8 to the consolidated financial statement and Management’s Discussion and Analysis — General.

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

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) the Company’s plan to sell its foreign operations and certain funeral home assets and excess cemetery property, and the potential effects thereof, (2) the Company’s plans to reduce debt, (3) anticipated future performance of the Company’s preneed sales program, (4) anticipated future performance of funds held in trust and (5) the Company’s long-term growth plan, including its ability to find attractive acquisition opportunities at prices it is willing to pay.

     The forecast financial information included in this Form 10-Q has been prepared by, and is the responsibility of, the Company’s management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying forecast financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.

     Accuracy of the forecasts is dependent upon assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. The forecasts are based on a variety of estimates and assumptions made by management of the Company with respect to, among other things, industry performance; general economic, market, industry and interest rate conditions; preneed and at-need sales activities and trends; fluctuations in cost of goods sold and other expenses; capital expenditures; and other matters that cannot be accurately predicted, may not be realized and are subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Accordingly, there can be no assurance that the assumptions made in preparing the forecasts will prove accurate, and actual results may vary materially from those contained in the forecasts. For these reasons, the forecasts should not be regarded as an accurate prediction of future results, but only of results that may be obtained if substantially all of management’s principal expectations are realized. The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

     The Company’s goal is to return to debt levels of approximately $500 million. Management projects that the Company will achieve this during 2003 by further reducing debt by approximately $82 million with the proceeds, including tax benefits, from completed and pending sales and with free cash flow. In addition, the Company anticipates generating up to an additional $3 million in fiscal year 2002 or early 2003 from the sale of domestic assets. By the end of 2002, management expects to have completed the sale of all of its foreign operations, and the majority of the tax benefits are expected to be realized in fiscal year 2003. Management expects that once the Company achieves its debt goal, it will be in a position to expand its businesses internally and to consider acquiring high-quality firms. Management believes that the Company can achieve single digit growth by growing revenue from its existing businesses by 3 percent annually while holding costs to 2 percent annual growth; however, the Company’s goal is to return to double-digit growth, which management believes it can achieve with the disciplined execution of its long-term growth plan.

     Management expects earnings per share of $0.38 to $0.42 for fiscal year 2002. Cash flow from operations is expected to be between $60 million and $70 million for fiscal year 2002.

Management expects the following factors to impact fiscal year 2002 financial results as compared to 2001:

Significant Factors Affecting Earnings:

•	Management expects that the sale of its foreign operations will cause revenues, operating earnings and net earnings for fiscal year 2002 to be lower than fiscal year 2001, although the sales will have a positive impact on interest expense as proceeds are used to reduce debt.

•	The Company expects interest expense to increase due to the refinancing completed on June 29, 2001, which increased the Company’s average borrowing rate by approximately 300 basis points. The Company expects the increase in interest expense to be mitigated as it reduces debt.

•	The Company adopted SFAS No. 142 effective November 1, 2001, and therefore is benefiting from the elimination of domestic goodwill amortization for fiscal year 2002. In fiscal year 2001, domestic goodwill amortization was $14 million.

•	During fiscal year 2001, the Company benefited from $5 million in nonrecurring net gains related to the sale of excess cemetery property, funeral home real estate and other assets.

•	The Company expects that the yield on assets in its perpetual care trust funds will be below the 7.1 percent yield achieved in fiscal year 2001 due to current market conditions and the mix of investments held in the trusts.

•	Management expects the Company’s tax rate to increase, due primarily to the disposition of its foreign assets, offset by the implementation of SFAS No. 142.

Significant Factors Affecting Free Cash Flow (Cash Flow From Operations Adjusted for Maintenance Capital Expenditures):

•	In fiscal year 2001, the Company realized cash benefits from several nonrecurring tax items such as a federal tax refund, a reduction in 2001 estimated tax payments, a refund of some state tax payments and repayment from the funeral trust funds for tax payments made on behalf of the trusts.

•	The Company received $13.5 million in cash proceeds in fiscal year 2001 from the sale of excess cemetery property.

•	Interest expenditures are expected to increase, as described above.

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

     The Company’s ability to achieve its debt reduction targets in the time frame projected by the Company depends upon the Company’s ability to generate sufficient cash from three main sources: (1) funds received upon the completion of the pending sale of assets in France and Argentina, (2) income tax benefits associated with the foreign asset sales and (3) its ongoing operations. The Company cannot control whether or when it will be able to complete transactions for the sale of its remaining foreign assets in France and Argentina. The timing of the receipt of the income tax benefits from all foreign sales depends upon the rate at which the Company can produce capital gains against which the asset sale losses can be offset and the timing of the Company’s filing for capital loss carrybacks to apply against previously-taxed capital gains. The Company’s ability to generate cash flow from operations depends upon, among other things, the number of deaths in the Company’s markets, competition, the level of preneed sales, the Company’s ability to control its costs, stock and bond market conditions, and general economic, financial and regulatory factors, much of which is beyond the Company’s control.

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

     The Company’s funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. The Company has historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, the Company has had to reduce prices thereby reducing profit margins in order to retain or recapture market share. In addition, because of competition from these types of competitors in some key markets, in fiscal year 1999 the Company lowered its goals for increases in average revenue per funeral service performed in the future. Increased price competition in the future could further reduce revenues, profit margins and the backlog.

Increased advertising or better marketing by competitors, or increased activity by competitors offering products or services over the Internet, could cause the Company to lose market share and revenues or cause the Company to incur increased costs in order to retain or recapture the Company’s market share.

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

     As of September 3, 2002, $167.4 million of the Company’s long-term debt was subject to variable interest rates, although $100 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could substantially increase the Company’s interest costs on its variable-rate long-term debt, which could decrease the Company’s net income and earnings per share materially.

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

Increased insurance costs may have a negative impact on earnings and cash flow.

     The terrorist attacks on September 11, 2001 in the United States were unprecedented and have resulted in the insurance industry increasing premiums for new policies generally. As the Company’s various insurance policies come up for renewal, the Company believes it is likely that its insurance costs will rise. Although the Company expects this to have a negative impact on its earnings and cash flow, it cannot predict the magnitude of the increased costs at this time.

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

The increasing number of cremations in the United States could cause revenues to decline because the Company could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, lesser profit margins than traditional funerals.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of June 23, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

12	Calculation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated May 21, 2002, reporting under “Item 5. Other Events,” the definitive agreement to sell its Canadian Operations.

The Company filed a Form 8-K dated June 11, 2002, reporting under “Item 5. Other Events,” the earnings release for the quarter ended April 30, 2002 and under “Item 9. Regulation FD Disclosures,” the Company’s forecasts for fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC

September 13, 2002	/s/ KENNETH C. BUDDE

Kenneth C. Budde Executive Vice President Chief Financial Officer

September 13, 2002	/s/ MICHAEL G. HYMEL

Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer

Certifications Required by Rule 13a-14 under the Securities Exchange Act of 1934

I, William E. Rowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ WILLIAM E. ROWE
William E. Rowe
President and Chief Executive Officer

Certifications Required by Rule 13a-14 under the Securities Exchange Act of 1934

I, Kenneth C. Budde, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ KENNETH C. BUDDE
Kenneth C. Budde
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

12	Calculation of Ratio of Earnings to Fixed Charges