Form 10-K
period 2002-10-31
STEWART ENTERPRISES INC
filed 2003-01-24
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2002
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
Class A Common Stock, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [  ]

     The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of April 30, 2002, was approximately $527,000,000.

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 10, 2003, was 104,533,816 and 3,555,020, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement in connection with the 2003 annual meeting of shareholders are incorporated in Part III of this Report.

Cautionary Note

     This annual report contains forward-looking statements of our management regarding factors that we believe may affect our performance in the future. Such statements typically are identified by terms expressing future expectations or projections of revenues, earnings, earnings per share, cash flow, capital expenditures, acquisition expenditures, internal growth initiatives, gross profit margin, debt levels, tax benefits and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 7. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

Item 1. Business

General

     Founded in 1910, we are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2002, our operations included 307 funeral homes and 150 cemeteries in 29 states within the United States and in Puerto Rico.

     During fiscal year 2002, we continued to focus on the initiatives begun in fiscal year 2000 by completing the sale of our foreign operations, reducing our debt, strengthening cash flow and improving the operations of our core businesses. We used the proceeds from the sale of our foreign operations, along with cash flow, to reduce our debt from $950.5 million as of November 1, 2000 to $551.9 million as of October 31, 2002. As we approach our debt target of $500 million, we are positioned to shift to a business model of disciplined and balanced internal and external growth.

     For fiscal year 2002, funeral operations accounted for approximately 59 percent of our total revenues, and cemetery operations accounted for the remaining 41 percent. Our funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. Our cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.

     We believe that we operate one or more of the premier death care facilities in each of our principal markets. Our funeral homes and cemeteries are located primarily in the Southern, Western, Mid-Atlantic, and Mid-Western states, generally in large metropolitan areas such as Miami, Orlando, Tampa and St. Petersburg, Florida; Dallas, Fort Worth and Houston, Texas; Los Angeles, San Diego and San Francisco, California; New Orleans, Louisiana; Baltimore, Maryland and the District of Columbia. According to the United States Bureau of the Census, many of these areas have a large population over age 65, which represents a principal target market for our preneed sales program as well as at-need sales. We believe that we are an industry leader in marketing preneed cemetery property and preneed funeral and cemetery merchandise and services, and we consider preneed sales to be an integral part of our long-term business strategy.

     Cemetery operations account for a significantly larger percentage of our total revenues than those of our three largest competitors. We believe cemeteries provide the best foundation for securing long-term market share in our industry. The sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery. Our relationships with our cemetery property customers allow us to more easily offer related products and services, such as cemetery merchandise and funeral services, at one of our funeral homes located on the cemetery grounds or nearby.

     We believe that our combination operations help to increase market share. By building new funeral homes on existing cemetery property, we are able to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a preneed basis. Approximately 47 percent of our cemeteries have a funeral home onsite that we operate in conjunction with the cemetery. In addition to our combination operations, approximately 38 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes. We frequently organize our operating units in “clusters,” which are geographically integrated groups of funeral homes and cemeteries, allowing us to cost-effectively pool assets, personnel and services and generate higher margins.

     Our business was founded by the Stewart family in 1910, and was incorporated as a Louisiana corporation in 1970. Our principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and our telephone number is 504-837-5880. Our website address is www.stewartenterprises.com where all of our public filings are available free of charge on the same day they are filed with the Securities and Exchange Commission.

The Death Care Industry

     Industry consolidation. Death care businesses in the United States have traditionally been relatively small, family-owned enterprises that have passed through successive generations within the family. The last decade witnessed a trend of family-owned firms consolidating with larger organizations. However, this trend slowed in 1999. As industry conditions precipitated a reduction in the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices.

     During the first quarter of 1999, Service Corporation International, one of our primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group, Inc., now reorganized as Alderwoods Group, Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, merged with Service Corporation International.

     Throughout fiscal year 1999, we continually reduced our acquisition pricing multiples. In the third quarter of fiscal year 1999, our acquisition activity began to decrease substantially from prior quarters as many potential sellers were not willing to sell their businesses at the lower prices.

     As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, we developed strategies for improving our cash flow, restructuring our debt and reducing our debt with proceeds from the sale of our foreign assets and with our cash flow. Throughout fiscal years 2000, 2001 and 2002, we focused on liquidity, leverage and cash flow. Additional information can be found below under the heading “Business Strategy — Focus on cash flow.”

     By the end of fiscal year 2002, we had completed our transitional strategies of improving our cash flow, restructuring our debt and selling our foreign assets. We had also substantially reduced our debt. As we approach our debt target of $500 million, we have begun to position ourselves for internal and external growth including potential acquisitions in 2003. Our current strategies are described below in the section entitled “Business Strategy,” and our expectations for 2003 are detailed below in the section entitled “Forward-Looking Statements” included in Item 7.

     We estimate that our industry, which consists of approximately 22,000 funeral homes and 10,500 cemeteries in the United States, annually generates approximately $15 billion in revenue. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations.

     Importance of tradition; barriers to entry. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries and funeral homes. Entry into the cemetery market can be difficult due to several factors. Families tend to return to the same cemetery for multiple generations to bury family members making it difficult for new cemeteries to attract families. Additionally, mature markets, including many of the metropolitan areas where our cemeteries are located, are often served by an adequate number of existing cemeteries with land for additional plots, whereas land for new cemetery development is scarce. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Finally, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return. Entry into the funeral home market can be difficult for many of the same reasons. Although families are often willing to move from an existing funeral home to a newer facility developed on the grounds of their preferred cemetery, families tend to choose a funeral home because it previously served their family, and because of the funeral home’s reputation, which must be developed over time.

     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, the number of deaths in the United States is expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2000 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.1 million in 2000 to 97.1 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales as persons over the age of 50 are most likely to make preneed funeral and cemetery arrangements.

     Growing demand for cremation. Consumer preferences in the death care industry tend to change slowly. One significant trend in the United States is an increasing preference of consumers for cremations. Industry research indicates that the percentage of cremations has steadily increased and that cremations will represent approximately 39 percent of the burial market in the United States by the year 2010, compared to 26 percent in 2000. Although the percentage of deaths represented by cremations is expected to grow, we believe this growth will come primarily from the expected growth in the number of deaths, and that the number of traditional funerals performed each year should remain relatively constant. Because cremations have typically included few, if any, additional products or services for the family beyond the cremation itself, the trend towards cremation has been a concern for traditional funeral home and cemetery operators. However, industry research has shown that consumers most commonly choose cremation over traditional funerals for reasons other than cost, and we believe this increasing trend toward cremation will provide our company with an opportunity to better serve families by offering an array of additional products and services with an emphasis on customization.

     Growing demand for customization. Our market research and experience indicate a growing demand for increased personalization of our products and services. This trend offers us an opportunity to increase our customer’s satisfaction and our revenue per sale. We believe that our early identification of and response to this trend is a competitive advantage for our company, as described below in “Competitive Strengths.”

Competitive Strengths

     Leading market positions. We are the third largest provider of funeral and cemetery products and services in the United States and have been in business for more than 90 years. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 100 funerals and 165 burials per year, our facilities perform an average of approximately 260 funerals and 375 burials per year. In addition, more than 40 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.

     Strong cemetery operations. Our cemetery operations account for approximately 41 percent of our total revenues, which is a significantly larger percentage than any of our three largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 39 percent of our total cemetery acreage is available for future development.

     Emphasis on combination operations. Approximately 47 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. This is a significantly higher percentage of combination operations than any of our three largest competitors. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. Our experience indicates that a family planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for a funeral service than an unaffiliated offsite funeral home. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 38 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.

     Expertise in preneed sales; strong backlog. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,200 commissioned sales counselors. We estimate that as of October 31, 2002, the future value of our preneed backlog of funeral and cemetery products and services (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.1 billion to $2.2 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.

     Emphasis on customization and personalization. During 1999 we took steps to gain a competitive advantage by placing our Company at the forefront of product offerings based on consumer preferences. We hired a major consulting firm to assist us in conducting an extensive market study evaluating the changing trends in consumer preferences. With more than 2,400 interviews conducted, we believe this to be the most exhaustive recent study of consumer preferences in our industry. This project provided us with the consumer’s perspective on our operations and facilities. We gained valuable insight into how our employees, business practices and facilities can better meet consumer demand. Our implementation of new products and services based on the findings of this project continue to be positive drivers for our funeral business, and we believe that we have gained a sustainable competitive advantage.

     Among other important findings, our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We have responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options. For example, a funeral service can be designed to reflect the special interests or accomplishments of the deceased. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. In our markets where these new business practices have been implemented, we believe that we have further differentiated ourselves from our competitors, increased our customer’s satisfaction and increased our revenues per sale.

     Expertise in enhanced cremation and alternative service offerings. After we acquired Sentinel Cremation Societies, Inc. of California in 1997, which operated thirteen service centers offering cremations and related products and services, we continued to develop our strategies for capturing the increasing market for cremations in the United States. During fiscal year 1998, we acquired Desert Memorial Cremation and Burial Society in Las Vegas, Nevada. During fiscal years 2000 and 2001, we opened several additional alternative service firms, primarily in the western United States. We now operate 35 alternative service locations, which primarily offer value-priced cremation services and are primarily located in California, Oregon and Nevada. Our alternative service firm locations are generally leased and have lower overhead than traditional funeral homes. Although death care arrangements at these locations are typically more cost-effective for the consumer than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to use creative approaches to marketing our products and services to meet the rising demand for cremations.

     Centralized support services; cost controls. Our Shared Services Center, which we opened in 1997, was developed for the standardization and centralization of all of our facilities’ administrative and support processes such as accounting, management reporting, payroll, contract processing, accounts receivable collection and other services. It allows us to decrease our costs in a way that has no impact on the families we serve by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance. We estimate that the centralization of our business support services has saved us $15 million to $20 million per year. As we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved through our Shared Services Center and expect to manage much of our growth with our existing infrastructure. Additionally, at the beginning of fiscal year 2000 we developed our centralized formal training strategy and began our implementation of standardized marketing programs to enhance sales effectiveness. While our centralization of resources and standardization of processes represent a competitive advantage, our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in their operations and service to families in an effort to maintain the traditional structure and culture of an individually-owned operation. We believe that this is important in order to maintain the level of caring, personalized service expected by the families we serve.

     Experienced management. We have an experienced management team, many of whom owned and operated their own funeral homes and cemeteries and joined us when we acquired their businesses. Our 10 top executives have an average of 33 years of experience in the death care industry and have served our company for an average of 17 years.

Business Strategy

     Our business strategy is to improve and expand operations both internally and externally using our free cash flow, which we define as cash flow from operations less maintenance capital expenditures. Our operating strategies and training initiatives are focused on increasing funeral calls, average revenue and preneed sales, while improving customer and employee satisfaction, and effectively managing costs, internal controls and safety. We have initiated formal processes designed to help our employees provide consistent high standards of service, while also ensuring that every funeral home owned by Stewart Enterprises meets the needs and desires of our customers with regard to caring, personalized service, high quality facilities, and real and perceived value.

     Position for growth. During 2002, as we approached our debt target of $500 million, we began to position our Company for disciplined and balanced internal and external growth. In fiscal year 2003, we plan to explore several growth opportunities that will be funded with free cash flow, including purchasing high-quality firms, building additional combination funeral homes, pursuing operating partnerships and developing alternative service firms and other freestanding funeral home businesses. Our goal is to produce a 15 percent to 20 percent internal rate of return on the deployment of our cash.

     Purchase high-quality firms. We will pursue the acquisition of high-quality funeral homes and cemeteries. We have begun the process of reentering the acquisition arena but expect to move slowly and carefully in order to achieve an attractive internal rate of return and maintain our target liquidity levels. With only approximately 20 percent of the revenue in the death care industry in the United States generated by public consolidators, we believe there is opportunity for growth through acquisitions. While many of the privately-owned businesses are not suitable candidates for acquisition, we believe that a significant number of these businesses would present attractive opportunities for us if they can be acquired at reasonable prices. We will pursue premier firms that can be integrated within existing clusters or serve as a base for the formation of new clusters, and we believe the biggest opportunity resides in the acquisition of multi-location businesses.

     Develop additional combination operations. We create combination operations by (1) building funeral homes on cemetery properties that we own and (2) entering into operating partnerships with third parties in which we construct, own and operate a funeral home and/or mausoleum on the grounds of a cemetery owned by the third party. Partnerships allow us to enjoy the benefits of operating a funeral home in a combination operation without the capital investment of purchasing the cemetery. Our operating partners benefit by being able to compete more effectively with other cemeteries or combination operations in the market, by increased cemetery revenues and by providing a better service to parishioners or other constituencies. In 1997, we entered into an operating partnership with the Archdiocese of Los Angeles to construct and operate funeral homes at the site of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2002, five of these funeral homes had been completed, and two have begun the permitting process. Over the last 50 years, through our mausoleum construction business, we have developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. We plan to pursue more of these partnerships with the Catholic Church, other faith-based organizations and non-profit entities.

     Increase enhanced cremation products and services. In fiscal year 2002, 39 percent of the funeral services we performed in the United States and Puerto Rico were cremations, compared to 38 percent and 36 percent in fiscal years 2001 and 2000, respectively. The cremation rate in the United States has been increasing. According to industry estimates, 26 percent of deaths in the United States during 2000 resulted in cremations, and cremations are expected to represent 39 percent of the burial market in the United States by the year 2010. As described above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings,” we have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes.

     Maintain backlog through preneed marketing. We consider maintaining our backlog through preneed marketing to be an integral part of our long-term business strategy. Our primary objective is to moderate preneed sales levels to balance our cash investment while maintaining a sustainable and predictable level of growth in our backlog. The aging of the population represents a significant opportunity for us to expand our customer base through preneed marketing as persons over the age of 50 years are most likely to make these purchases.

     Reduce debt. Beginning in 2001, we actively pursued the sale of our foreign assets and, as of October 31, 2002, had sold all of our foreign operations. We have used the net proceeds from these sales, along with cash flow, to reduce debt by $257 million during fiscal year 2001 and $142 million during fiscal year 2002 to $551.9 million as of October 31, 2002. Our goal is to reduce debt to approximately $500 million. With future tax proceeds of approximately $42 million that we expect to realize related to the sale of our foreign operations, we expect to need less than $10 million of our cash flow to achieve our debt reduction target. We expect to achieve our debt target in fiscal 2003 or 2004, depending upon the timing of our realization of the $42 million in tax benefits.

     Focus on cash flow. We plan to continue to focus on our cash flow through a number of initiatives begun in fiscal year 2000, including revenue enhancements, cost controls and continued moderation of our preneed sales activities. In fiscal year 2000, we restructured our preneed sales program to focus on increasing cash flow. We increased finance charges, required larger down payments and shortened installment payment terms, and decreased the overall level of preneed sales but improved the quality of those sales and the associated receivables. We also suspended our dividend and implemented an internal process for reviewing capital expenditures. We plan to continue these initiatives and continue reducing our costs by, among other things, obtaining volume discounts from suppliers, leveraging our operating costs through clustering and combination operations, and identifying facilities with overlapping market share for consolidation of resources as appropriate. Additionally, we have been incentivizing local managers to decrease costs by tying their compensation more closely to the profitability of the locations they manage.

Operations

     General. We believe that we operate one or more of the premier death care facilities in each of our principal markets. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion.

     We operate most of our funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of caskets and other merchandise and, most significantly, personnel, including prearrangement sales personnel; thus, we are able to decrease our costs and expand our sales and marketing effectiveness at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management of their operations.

     Funeral operations. Funeral operations accounted for approximately 59 percent of our revenues for fiscal year 2002. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2002, we operated 307 funeral homes.

     Cemetery operations. Cemetery operations accounted for approximately 41 percent of our revenues for fiscal year 2002. Our cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, along with the sale of burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under perpetual care contracts and local laws. As of October 31, 2002, we operated 150 cemeteries.

     Combination funeral home and cemetery operations. Approximately 47 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which is a higher percentage of combination operations than any of our three largest competitors. Many of these facilities are in our key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and Los Angeles and San Diego, California.

     Combination operations help to increase market share by allowing us to offer families the convenience of complete funeral home and cemetery planning and services from a single location at a competitive price at the time of need or on a preneed basis. Our experience demonstrates that a family planning a burial in our cemetery often views our associated funeral home as a more desirable location for a funeral service than an unaffiliated offsite funeral home. Thus, the funeral home’s sales benefit from the heritage of the cemetery, and, over time, the cemetery’s activity increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded sales and marketing opportunities. Although it generally takes several years before a newly constructed funeral home becomes profitable, our experience with combination operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

     We have three primary strategies for growth through the use of combination operations. One strategy is to create combination operations by constructing funeral homes on the grounds of our cemeteries. Another is to enter into operating partnerships in which we construct funeral homes on the grounds of unaffiliated cemeteries, which allows us to enjoy many of the benefits of a combination operation without the capital investment of purchasing the cemetery. Our partners benefit by being able to compete more effectively with other cemeteries or combination operations in the market, by increased cemetery revenues and by providing a better service to their parishioners or other constituencies. The third strategy is to acquire combination operations.

     Through an operating partnership with the Catholic Archdiocese of New Orleans, we constructed a mausoleum for the Catholic Church on the grounds of its combination operation in New Orleans in fiscal year 1987. We own the mausoleum and manage the sales relating to the mausoleum for the Church. Additionally, in fiscal year 1994 through an operating partnership with the Firemen’s Charitable and Benevolent Association, a non-profit organization, we constructed a funeral home and mausoleum on the grounds of its cemetery in New Orleans. We own and operate the funeral home in combination with the cemetery and manage sales for the mausoleum. In 1997, we entered into an agreement with the Archdiocese of Los Angeles to construct and operate funeral homes on land we lease from the Archdiocese at the site of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2002, five of these funeral homes have been completed, and two have begun the permitting process.

     Over the last 50 years, through our mausoleum construction business, we have developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. We plan to pursue more of these partnerships with the Catholic Church, other faith-based organizations and non-profit entities. We also plan to develop additional combination operations on our own cemetery properties as well as pursuing the acquisition of privately-owned combination operations.

     Cremation. In fiscal year 2002, 39 percent of the funeral services we performed in the United States and Puerto Rico were cremations. The cremation rate in the United States has been increasing, and by the year 2010 cremations are expected to represent 39 percent of the burial market in the United States according to industry estimates. We have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes, including funeral services and memorialization for families choosing cremation. We are also addressing this trend through our alternative service firm strategy as discussed above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings.”

     Preneed arrangements. We market death care products and services domestically on a preneed basis through a full-time staff of approximately 1,200 commissioned sales counselors. Preneed plans enable families to specify in advance and prepay for funeral and cemetery arrangements. Prearrangements spare families the emotional strain of making death care decisions at the time of need. The products and services included in preneed contracts are set at prices prevailing at the time the agreement is signed rather than when the products and services are delivered. As described under the heading “Summary of Current Accounting for Preneed Sales” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” customer payments related to these contracts are generally placed in trust funds and invested or are used to purchase insurance policies to cover the cost of the future delivery of products and services. When the service or merchandise is delivered, we realize the full contract amount plus all accumulated trust earnings associated with that contract or the buildup in the face value of the insurance contract, generally offsetting increases in our costs due to inflation.

     We estimate that as of October 31, 2002, the future value of our preneed backlog (including estimated earnings on funds held in trust and build-up in the face value of insurance contracts, in each case at projected rates) represented approximately $2.1 billion to $2.2 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     Trust funds and escrow accounts. We maintain three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. For further discussion of these trust funds and escrow accounts, see Notes 4 and 5 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. As of October 31, 2002, the market value of our preneed funeral merchandise and services trust funds and escrow accounts totaled approximately $421.4 million, the market value of our preneed cemetery merchandise and services trust funds and escrow accounts totaled approximately $167.6 million, and the market value of our perpetual care trust funds totaled approximately $179.2 million.

     We believe that the balances in our trust funds and escrow accounts, along with insurance proceeds, installment payments due under contracts and future earnings on the balances, will be sufficient to cover our estimated cost of providing the related preneed services and products in the future (see “Cautionary Statements” included in Item 7).

     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor on our investment portfolio and our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. ITI provides investment advisory services exclusively to us. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. As of October 31, 2002, ITI had approximately $809.9 million in assets under management. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates with the assistance of third-party professional financial consultants pursuant to a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.

     Management. We have an experienced management team, many of whom joined us through acquisitions. Our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. We provide business support services primarily through our Shared Services Center, which opened in 1997 and provides centralized and standardized accounting, management reporting, payroll, contract processing, accounts receivable collection and other services for all of our facilities.

     Currently, we are divided into four operating divisions in the United States, each of which is managed by a division president and chief financial officer. These divisions are further divided into regions, each of which is managed by a regional chief operating officer. We also have a Corporate Division, which manages our corporate services, accounting and financial operations and strategic planning. Early in fiscal year 2000, we formed a Sales and Marketing Division to centralize responsibility for sales teams in all operating divisions and to allow for more comprehensive training and sharing of information. From time to time, we may increase, reduce or realign our divisions and regions.

     Foreign operations. In fiscal year 2001, we began to sell our foreign operations as part of our strategy to reduce debt and focus on our core businesses. During fiscal year 2001, we sold our Mexican, Australian, New Zealand, Belgian and Dutch operations comprised of 94 funeral homes and 2 cemeteries. During fiscal year 2002, we sold our operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries. For fiscal year 2002, our revenues from foreign operations were $42.5 million, or 7 percent of total revenues; our gross profit from foreign operations was $5.2 million, or 4 percent of total gross profit; and our EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization) from foreign operations was $7.0 million, or 4 percent of total EBITDA. The reduction in operating earnings from the sale of these foreign operations from fiscal year 2002 to forecasted operating earnings for fiscal year 2003 is expected to be substantially offset by interest expense savings of approximately $3.3 million resulting from the use of proceeds from these sales to reduce our average debt balance. After adjusting for interest expense savings and income taxes, the earnings contribution to fiscal year 2002 earnings per share from the foreign businesses was approximately $0.02 per diluted share.

     Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2002, 2001 and 2000, see Note 17 to our consolidated financial statements included in Item 8.

Competition

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of limited services or products. Market share is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently-located facilities are also important. Because of the significant role of goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sales of preneed funeral services. Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Additional information about the trend towards cremation and our strategies to address this can be found above under the headings “The Death Care Industry,” “Competitive Strengths” and “Business Strategy.”

Regulation

     Our funeral home operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the “Funeral Rule”), which went into effect on April 30, 1984, and was revised effective July 19, 1994. The FTC is reviewing the Funeral Rule and has conducted hearings to receive input from industry and consumer groups. At this time, the FTC has not issued any proposed changes to the regulation.

     The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (1) misrepresenting legal, crematory and cemetery requirements; (2) embalming for a fee without permission; (3) requiring the purchase of a casket for direct cremation; and (4) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.

     In November 2002, Senator Christopher Dodd (D-CT) introduced the Federal Death Care Inspection and Disclosure Act (the “bill”) to enact and extend certain requirements of the Funeral Rule, to create a private right of action (and statutory minimum damages) for enforcement in addition to the FTC’s enforcement rights, to regulate preneed sales and contracts and to provide grants to states for regulatory enforcement. Congressman Mark Foley (R-FL) introduced similar legislation in the House of Representatives.

     Senator Dodd’s bill would create the position of Coordinator of Funeral, Burial and Disposition Services within the Department of Health and Human Services. The Coordinator would make a survey of the existing state regulatory laws and formulate standards for the registration, inspection and the monitoring of the handling and disposition of human remains. The Coordinator would be required to report to Congress within eight months after the enactment of the legislation. The bill would also provide for federal grants to state agencies responsible for the registration, inspection and monitoring of death care providers. Within 180 days of enactment of the bill, the Coordinator would be required to establish minimum standards, including registration of death care facilities, physical inspections, recordkeeping, licensing and resolution of consumer complaints among other matters.

     The bill would also require certain disclosures with respect to the identity of the service or merchandise provider, itemized prices, the necessity of certain merchandise and services under state law, the identity of state agencies designated to receive consumer complaints and the lack of effectiveness of certain containers to preserve human remains, among other matters. The bill would require that each consumer be provided with an itemized statement of funeral goods and services. The disclosures would be required to be made by any seller of funeral, burial or disposition goods or services offered or purchased, including casket sellers, funeral homes, cemeteries and crematories.

     The bill would prohibit certain deceptive trade practices under the Federal Trade Commission Act including (i) misrepresentations as to the requirements of federal, state or local law or the requirements of a cemetery with respect to the necessity of purchasing certain funeral goods or services; (ii) conditioning the provision of funeral goods and services upon the purchase of other goods and services or the payment of fees not described in the bill; (iii) providing unauthorized services; (iv) making certain representations about the cost of cash advance items, if not true, and failing to disclose that the consumer has the right to arrange for the purchase of the cash advance item himself or herself; and (v) failing to comply with specified prepaid contract requirements, among other practices. The bill would also establish recordkeeping requirements for providers of death care goods and services.

     If enacted, the bill would prohibit unsolicited telephone offers to sell funeral goods and services and door-to-door direct offers for such sales. It would require that a funeral provider state its affiliation with a publicly-traded company. It would establish requirements for prepaid contracts including (i) a statement of the goods and services to be delivered; (ii) a statement that the prices set forth are not guaranteed or that additional payment may be required in the future, when the prices of merchandise and services are not guaranteed; (iii) a statement of what happens if merchandise is not available at the time of delivery; (iv) an explanation of how the purchaser’s funds are being protected to assure the seller’s performance of the prepaid contract; (v) provisions for cancellation or transfer of the contract with no loss of benefits paid by the purchaser along with accrued interest; and (vi) limitations on provisions regarding the irrevocability of such contracts, among other things. It also mandates the establishment of certain consumer disclosures in prepaid contracts.

     The bill also provides that its provisions will not be effective in a state where (i) the state’s agency so requests; (ii) there are already in place state requirements applicable to the provision or regulation; and (iii) the state requirement, enforcement and administration affords to the consumer an overall level of protection that is equal to or exceeds the level of protection afforded by the FTC’s enforcement of such provisions or regulations.

     Our operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. For example, state laws impose licensing requirements for funeral homes and funeral directors and regulate preneed sales. Our embalming facilities are subject to stringent environmental and health regulations. We have a department that monitors compliance, and we believe that we are in substantial compliance with the Funeral Rule and all such laws and regulations. Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which, such as the bill proposed by Senator Dodd, could have a material effect on our operations and on the death care industry in general. We cannot predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.

Employees

     We employ approximately 6,500 persons, and we believe that we maintain a good relationship with our employees. Approximately 112 of our employees are represented by labor unions or collective bargaining units.

Item 2. Properties

     As of October 31, 2002, approximately 72 percent of our 307 funeral home locations were owned by our subsidiaries, and approximately 28 percent were held under operating leases. The leased properties have terms ranging from 1 to 17 years, except for six leases that expire between 2032 and 2039. Generally, we have a right of first refusal and an option to purchase the leased premises. An aggregate of $6.9 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.

     As of October 31, 2002, we owned 150 cemeteries covering a total of approximately 10,286 acres. Approximately 39 percent of the total acreage is available for future development.

     Our corporate headquarters occupy approximately 21,500 square feet of leased office space in a building in suburban New Orleans. In addition, we own a 97,300 square foot building in suburban New Orleans that we use for our Shared Services Center, Human Resources, Communications, Internal Audit and Information Systems Departments.

     As of October 31, 2002, we had sold all of our foreign operations. See the section above entitled “Operations — Foreign operations.”

Item 3. Legal Proceedings

     We and certain of our subsidiaries are party to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be adequate. Although we give no assurance that this insurance is sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 4(a). Executive Officers of the Registrant

     The following table sets forth certain information with respect to our executive officers. Each of the following has served in the capacity indicated for more than five years, except as indicated below.

Name	Age	Position

Frank B. Stewart, Jr.	67	Chairman of the Board
William E. Rowe	56	President, Chief Executive Officer and Director(1)
Brian J. Marlowe	56	Executive Vice President, Chief Operating Officer and Director(2)
Kenneth C. Budde	55	Executive Vice President, President — Corporate Division, Chief Financial Officer and Director(3)
Brent F. Heffron	53	Executive Vice President and President — Southern Division(4)
Lawrence B. Hawkins	54	Executive Vice President and President — Investors Trust, Inc.
Michael K. Crane, Sr.	59	Senior Vice President and President — Central Division(5)
G. Kenneth Stephens, Jr.	41	Senior Vice President and President — Eastern Division(6)
Randall L. Stricklin	58	Senior Vice President and President — Western Division(7)
Everett N. Kendrick	61	Senior Vice President and President — Sales and Marketing Division(8)

(1)	Mr. Rowe has served as Chief Executive Officer since November 16, 1999 and as President since November 1, 1994. He was Chief Operating Officer from April 1994 until November 15, 1999.

(2)	Mr. Marlowe became Chief Operating Officer on December 6, 1999 and became a director in December 2001. Prior to that time, he served as Executive Vice President and President of our Eastern Division since August 1, 1995.

(3)	Mr. Budde has served as President-Corporate Division, Chief Financial Officer and a director since May 1998. From August 1989 to May 1998, he served as Senior Vice President of Finance, Secretary and Treasurer.

(4)	Mr. Heffron has served as Executive Vice President and President of our Southern Division since November 1, 1998. From January 1, 1997 to October 31, 1998, he served as Senior Vice President and President of our Southern Division.

(5)	Mr. Crane has served as Senior Vice President and President of our Central Division since May 11, 2000. Prior to that time, he served as Chief Operating Officer of the Southern Region of our Central Division since June 15, 1995.

(6)	Mr. Stephens has served as Senior Vice President and President of our Eastern Division since January 31, 2000. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(7)	Mr. Stricklin has served as Senior Vice President and President of our Western Division since April 20, 2000. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of our Western Division. From November 1, 1998 to August 9, 1999, he served as Chief Operating Officer of the Catholic Mortuaries. From February 5, 1997 to October 31, 1998, he served as Vice President of Management Support and Training.

(8)	Mr. Kendrick has served as Senior Vice President and President of our Sales and Marketing Division since January 31, 2000. From December 1, 1996 to January 30, 2000, he served as Chief Operating Officer of the Northern Region of our Eastern Division.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

     Our Class A common stock trades on the Nasdaq National Market under the symbol STEI. On January 10, 2003, the closing sale price as reported by the Nasdaq National Market was $5.70. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq National Market. As of January 8, 2003, there were 1,439 record holders of our Class A common stock. Record holders included persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low

Fiscal Year 2002
Fourth Quarter	$5.80	$4.26
Third Quarter	6.75	4.58
Second Quarter	6.52	5.10
First Quarter	6.70	5.68
Fiscal Year 2001
Fourth Quarter	$7.99	$4.62
Third Quarter	8.10	5.15
Second Quarter	5.64	3.19
First Quarter	3.47	1.75

Dividends

     We declared quarterly dividends of $.02 per share on our Class A and Class B common stock during the first three quarters of fiscal year 2000. On October 5, 2000, our Board of Directors suspended the payment of quarterly dividends on our Class A and Class B common stock. The declaration and payment of dividends in the future is at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. Our credit agreement and senior subordinated notes restrict our ability to pay dividends on our common stock. See Note 12 to the consolidated financial statements included in this report.

Sales of Unregistered Equity Securities

     During fiscal year 2002, we did not sell any unregistered equity securities.

Item 6. Selected Financial Data

     The following selected consolidated financial data for the fiscal years ended October 31, 1998 through October 31, 2002 are derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(1)

	2002(2)		2001		2000	1999		1998

Statement of Earnings Data:
Revenues:
Funeral	$345,200		$410,253		$451,852	$445,877		$379,095
Cemetery	236,121		256,680		282,949	310,231		269,270

Total revenues	581,321		666,933		734,801	756,108		648,365
Gross profit:
Funeral	88,151		91,645		116,689	126,875		118,426
Cemetery	56,633		59,542		62,351	83,526		77,558

Total gross profit	144,784		151,187		179,040	210,401		195,984
Corporate general and administrative expenses	(17,261)		(18,020)		(19,763)	(19,161)		(16,621)
Loss on assets held for sale and other charges	(18,500	)(3)	(269,158	)(4)	—	—		—
Performance-based stock options	—		—		—	—		(76,762	)(6)

Operating earnings (loss)	109,023	(3)	(135,991	)(4)	159,277	191,240		102,601	(6)
Interest expense	(62,339)		(63,572)		(61,394)	(54,708)		(43,821)
Investment income	505		5,212		5,110	2,534		2,029
Other income, net	2,132		7,170		2,194	3,485		4,155

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	$49,321	(3)	$(187,181	)(4)	$105,187	$142,551		$64,964	(6)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$31,866	(3)	$(153,184	)(4)	$66,794	$90,520		$41,902	(6)
Extraordinary item — early extinguishment of debt, net of a $3,648 income tax benefit	—		(5,472	)(5)	—	—		—
Cumulative effect of change in accounting principles (net of $166,669 and $28,798 income tax benefit in 2001 and 1999, respectively)	—		(250,004	)(1)	—	(50,101	)(1)	—

Net earnings (loss)	$31,866	(3)	$(408,660	)(4)	$66,794	$40,419		$41,902	(6)

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.30	(3)	$(1.43	)(4)	$.63	$.84		$.43	(6)
Extraordinary item — early extinguishment of debt	—		(.05	)(5)	—	—		—
Cumulative effect of change in accounting principles	—		(2.33	)(1)	—	(.47	)(1)	—

Net earnings (loss)	$.30	(3)	$(3.81	)(4)	$.63	$.37		$.43	(6)

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.29	(3)	$(1.43	)(4)	$.63	$.84		$.43	(6)
Extraordinary item — early extinguishment of debt	—		(.05	)(5)	—	—		—
Cumulative effect of change in accounting principles	—		(2.33	)(1)	—	(.47	)(1)	—

Net earnings (loss)	$.29	(3)	$(3.81	)(4)	$.63	$.37		$.43	(6)

Weighted average common shares outstanding (in thousands):
Basic	107,861		107,355		106,600	107,452		97,691

Diluted	108,299		107,355		106,603	107,834		98,444

Dividends declared per common share	$—		$—		$.06	$.08		$.06

(continued)

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(7)

	2000	1999	1998

Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings	$57,449	$65,329	$7,167	(6)

Basic earnings per common share	$.54	$.61	$.07	(6)

Diluted earnings per common share	$.54	$.61	$.07	(6)

	October 31,

	2002(2)(8)	2001(1)(9)	2000	1999	1998

Balance Sheet Data:
Assets	$3,015,584	$3,238,407	$2,476,191	$2,283,880	$2,048,938
Long-term debt, less current maturities	545,255	684,036	920,670	938,831	913,215
Shareholders’ equity	812,263	752,060	1,074,657	1,056,612	839,290

Selected Consolidated Operating Data

	Year Ended October 31,

	2002(2)(8)	2001(9)	2000	1999	1998

Operating Data:
Funeral homes in operation at end of period	307	516	627	635	558
At-need funerals performed	71,897	103,952	111,136	111,250	87,653
Prearranged funerals performed	24,314	26,682	27,042	26,490	23,563

Total funerals performed	96,211	130,634	138,178	137,740	111,216
Prearranged funerals sold	31,270	36,417	48,844	58,430	59,112
Backlog of prearranged funerals at end of period	349,110	392,986	446,158	436,499	391,226
Cemeteries in operation at end of period	150	159	163	157	140
Interments performed	57,405	61,034	60,636	57,263	49,690

(1)	Effective November 1, 2001, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill. Effective November 1, 2000, we changed our methods of accounting for prearranged sales activities in accordance with Staff Accounting Bulletin (“SAB”) No. 101 (2001 change in accounting principles). Effective November 1, 1998, we changed our method of accounting for earnings realized on our irrevocable prearranged funeral trust funds and escrow accounts (1999 change in accounting principle). For further details, see Note 3 to our consolidated financial statements included in Item 8. Information presented for fiscal year 2002 reflects the implementation of SFAS No. 142; information for fiscal year 2001 reflects the 2001 change in accounting principles; information presented for fiscal years 2000 and 1999 reflects the 1999 change in accounting principle; information presented for fiscal year 1998 reflects the accounting principles in effect in that year.

(2)	We have identified factors that are anticipated to impact fiscal year 2003 and that will cause variances from our fiscal year 2002 results in the section entitled “Forward-Looking Statements” in Item 7.

(3)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we re-evaluated the expected loss on the disposition of assets held for sale, and we incurred a noncash charge of $18.5 million ($11.2 million or $.10 per share after tax). See Note 11 to the consolidated financial statements included in Item 8.

(4)	In the third quarter of 2001, we incurred a noncash charge of $269.2 million ($205.1 million or $1.91 per share, after tax) primarily related to the writedown of assets held for sale to their estimated fair values. See Note 11 to the consolidated financial statements included in Item 8.

(5)	During the third quarter of fiscal year 2001, we incurred an extraordinary charge to earnings for the early extinguishment of debt in connection with our debt refinancing that occurred in June 2001. See Note 12 to the consolidated financial statements included in Item 8.

(6)	Includes a nonrecurring, noncash charge of $76.8 million ($50.3 million, or $.51 per share, after tax) recorded during the second quarter of fiscal year 1998 in connection with the vesting of performance-based stock options.

(7)	The pro forma data presented for fiscal years 1998, 1999 and 2000 are reported as if the 2001 change in accounting principles had occurred at the beginning of each of these years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Fiscal Year 2002” included in Item 7 for earnings per share for fiscal years 2000, 2001 and 2002 presented on a proforma basis as if SAB No. 101 and SFAS No. 142 were adopted at the beginning of fiscal year 2000 and excluding the losses on assets held for sale and other charges from fiscal years 2001 and 2002.

(8)	During fiscal year 2002, we sold our operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries. As of October 31, 2002, all of our foreign sales had been completed. This resulted in a decrease in assets, the number of funerals and interments performed and the backlog. We used the proceeds from the sales along with cash flow to reduce our long-term debt.

(9)	As of October 31, 2001, assets increased and shareholders’ equity decreased as compared to October 31, 2000 due in part to the 2001 change in accounting principles and the writedown of assets held for sale to their estimated fair values. See Note 3 and Note 11 to the consolidated financial statements. Offsetting the increase to assets from the change in accounting principles was the sale of our operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. We used these proceeds, along with cash flow and the proceeds from the sale of some domestic assets, to reduce our long-term debt. The October 31, 2001 long-term debt, less current maturities balance excludes $2.6 million of debt associated with assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Fiscal Year 2002

     With the sale of our foreign operations completed in fiscal year 2002, our debt restructuring completed in June of 2001, significant progress made in our cash flow initiatives in fiscal years 2000, 2001 and 2002, and our debt target of $500 million approaching, we are now positioned to shift to a business model of disciplined and balanced internal and external growth beginning in 2003.

     During fiscal year 2002, we continued to focus on the initiatives begun in fiscal year 2000 by completing the sale of our foreign operations and using the proceeds from these sales and cash flow to reduce our debt by $142 million. As of October 31, 2002, we had $551.9 million of debt outstanding. We expect to use the future income tax benefits associated with the sale of our foreign operations and less than $10 million of our cash flow to reduce our debt to our target of $500 million during fiscal year 2003 or 2004 depending upon the timing of our realization of the tax benefits.

     In the third quarter of 2001, primarily as a result of writing our foreign assets and other domestic assets held for sale to their estimated fair value, we incurred an aggregate pretax noncash charge to earnings of $269.2 million. During fiscal year 2002, we re-evaluated the expected loss on the disposition of the assets held for sale, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, resulting in an aggregate pretax noncash charge to earnings of $18.5 million in the third quarter of 2002. For our discussion of losses on assets held for sale and other charges, see Note 11 to the consolidated financial statements included in Item 8.

     The comparability of our results for fiscal years 2000, 2001 and 2002 has been affected by several significant items. As described in Note 3 to the consolidated financial statements included in Item 8, SAB No. 101 was adopted at the beginning of fiscal year 2001, and SFAS No. 142 was adopted at the beginning of fiscal year 2002. In our consolidated financial statements included in Item 8, results reported for the year ended October 31, 2002, after the implementation of SFAS No. 142 and SAB No. 101, are compared with the results for the year ended October 31, 2001, as reported, which do not reflect the implementation of SFAS No. 142, and compared with the results for the year ended October 31, 2000, as reported, which do not reflect the implementation of SFAS No. 142 or SAB No. 101. For the year ended October 31, 2001, net earnings also reflect noncash charges for the cumulative effect of the accounting change related to SAB No. 101 and for the early extinguishment of debt in connection with our debt refinancing in June 2001. For a discussion of the debt refinancing, see Note 12 to the consolidated financial statements included in Item 8. Additionally, as discussed above, as part of our strategy to reduce debt and focus on our core businesses, we sold our foreign operations and other domestic assets and recorded losses and other charges in fiscal years 2002 and 2001, as described in Note 11 to the consolidated financial statements included in Item 8.

     The following reconciliation of pro forma diluted earnings per common share to reported diluted earnings (loss) per common share is provided to show the impact on our reported diluted earnings (loss) per common share of the items described in the preceding paragraph. For the year ended October 31, 2000, our pro forma diluted earnings per common share are adjusted to show the effects of SAB No. 101 and the effects of SFAS No. 142, as if both accounting principles had been adopted at the beginning of that year. Likewise, our pro forma diluted earnings per common share for the year ended October 31, 2001 are adjusted on a pro forma basis to show the effects of SFAS No. 142, as if it had been adopted at the beginning of that year.

Reconciliation of Pro Forma Diluted Earnings Per Common Share to Reported Diluted Earnings (Loss) Per Common Share

	Year Ended October 31,

	2002	2001	2000

Proforma diluted earnings per common share before loss on assets held for sale and other charges, extraordinary item and cumulative effect of change in accounting principles, excluding goodwill amortization and adjusted for SAB No. 101	$.40	$.65	$.71
Effect of SAB No. 101	—	—	.09
Goodwill amortization	—	(.17)	(.17)

Proforma diluted earnings per common share before loss on assets held for sale and other charges, extraordinary item and cumulative effect of change in accounting principles, not adjusted for goodwill amortization and SAB No. 101
	.40	.48	.63
Loss on assets held for sale and other charges	(.11)	(1.91)	—

Earnings (loss) per common share before extraordinary item and cumulative effect of change in accounting principles	.29	(1.43)	.63
Extraordinary item — early extinguishment of debt	—	(.05)	—
Cumulative effect of change in accounting principles	—	(2.33)	—

Diluted earnings (loss) per common share, as reported	$.29	$(3.81)	$.63

General

     Founded in 1910, Stewart Enterprises is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of January 10, 2003, we operated 306 funeral homes and 149 cemeteries in 29 states within the United States and in Puerto Rico.

     As described in “Operations,” we sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust fund earnings or buildup in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care earnings and finance charges.

Preneed Sales

     As described in “Competitive Strengths — Expertise in preneed sales; strong backlog” and “Business Strategy — Maintain backlog through preneed marketing,” we consider maintaining our preneed backlog through preneed marketing and sales to be an integral part of our long-term business strategy. Our primary objective is to produce preneed sales levels sufficient to balance our cash investment with our goal of maintaining a sustainable and predictable level of growth in our preneed backlog. Our current goal is to make four preneed funeral sales for every three we deliver.

     Revenue from preneed sales delivered from our backlog includes accumulated realized trust fund earnings (consisting of dividends, interest and net realized capital gains) or buildup in the face value of insurance contracts related to these deliveries. Additionally, we receive revenue from perpetual care earnings, which is used to fund maintenance of our cemetery grounds. Income from funds, especially those invested partially in common stock, can be materially affected by prevailing interest rates and the performance of the stock market. In managing trust and escrow funds, which include significant investments in common stock, we have historically sought, and from 1991 through 1999 were successful in achieving, an overall annual return of approximately 8.0 to 9.0 percent, which was well in excess of the inflation rate over that period of time. We did not achieve that goal in fiscal years 2000, 2001 or 2002. In fiscal years 2000, 2001 and 2002, our overall realized domestic returns were 5.8 percent, 6.3 percent and 4.3 percent, respectively, which still exceeded the inflation rates in those years. Our goal for fiscal year 2003 is to achieve an overall return of 6.0 percent, and our long-term goal is to return to an 8.0 to 9.0 percent return. No assurance can be given, however, that we will be successful in achieving any particular return.

     As discussed in Note 4 to the consolidated financial statements, preneed funeral and preneed cemetery merchandise trust funds and escrow accounts had net unrealized depreciation of $116.8 million and $60.0 million, respectively, as of October 31, 2002. Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record the expected loss currently. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings to be recognized when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. We estimate that with approximately 3.0 percent to 5.0 percent annual returns in the funds over the estimated lives of the associated preneed contracts, our trust and escrow funds would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered.

     We estimate that as of October 31, 2002 the future value of our preneed backlog represented between $2.1 billion and $2.2 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and a build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts maturing over the next 15 years. As of October 31, 2002, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings and losses realized to date on the funds held in trust, was approximately $1.6 billion.

     Preneed property, products and services are typically sold on an installment basis with terms of approximately three to five years. In fiscal year 2000, we changed the terms and conditions of our preneed sales contracts and commissions, and moderated our preneed sales activities, in order to enhance our cash flow. These changes are described in more detail under the heading, “Results of Operations — Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 — Cemetery Segment” below.

     With respect to the sale of cemetery property, whether preneed or at-need, we are generally required by state law to place into a perpetual care trust, a portion, usually 10 percent, of the proceeds we receive in order to fund maintenance of the cemetery grounds. As payments are received, we generally fund the perpetual care trust in the same proportion as the payment bears to the contract amount; for example, if we receive 20 percent of the contract price, we place in trust 20 percent of the total amount to be placed in trust for that contract. We withdraw realized earnings, including net realized capital gains in some jurisdictions, on these funds to use towards the maintenance of our cemeteries, but principal must generally be held in the trust in perpetuity.

     With respect to the preneed sale of cemetery and funeral products and services, state laws generally require either (1) a portion of the installment payments received be placed into a trust fund or (2) the use of an insurance policy underwritten by an insurance company to provide funds to cover the costs of delivering funeral products and services in the future. With respect to the preneed sale of cemetery merchandise, we are generally required to place in trust 30 to 50 percent of each installment received. With respect to the preneed sale of funeral and cemetery services, we are generally required to place in trust 70 to 90 percent of each installment received. The sale of caskets is treated in some jurisdictions in the same manner as the sale of cemetery merchandise and in some jurisdictions in the same manner as the sale of funeral services for these purposes. When insurance is used, we apply customer payments to pay premiums on the insurance policies. We typically act as agent for the insurance company and earn a commission. Generally, we can withdraw the principal of and earnings on the funds placed in trust only at the time that the related products and services are delivered.

Implementation of Staff Accounting Bulletin No. 101

     Effective November 1, 2000, we implemented Staff Accounting Bulletin No. 101 (“SAB No. 101,”) “Revenue Recognition in Financial Statements,” which resulted in changing our methods of accounting for preneed sales activities. The effect of the change in accounting principles is described in Note 3 to the consolidated financial statements. A description of our current accounting for preneed sales and trust and escrow account earnings after implementation of SAB No. 101 follows.

Summary of Current Accounting for Preneed Sales

     We sell prearranged funeral services and preneed funeral and cemetery merchandise under contracts that provide for delivery of the services and merchandise at the time of death.

     Revenue from preneed sales of services and merchandise is deferred until the period in which the service is performed and the merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue, net (liability). The corresponding receivable due from the customer is reflected in prearranged receivables, net (asset), and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion we are allowed to retain). The costs to acquire the sales, primarily commissions and other direct costs, are reflected on the balance sheet as deferred charges (asset) and are charged to expense as the services are performed and products delivered. Indirect costs of marketing preneed services and merchandise are expensed in the period in which they are incurred.

     As the customer makes payments on the preneed contract, the portion of prearranged receivables representing the receivable due from the customer declines, and the portion representing the receivable from the trust increases. We record cash for the amount of cash received that is not required to be placed in trust. Realized earnings on the amounts held in trust represent a debit to prearranged receivables (asset) and a credit to prearranged deferred revenue (liability) and are not recognized as revenue until delivery of the service or merchandise.

     When the service or merchandise is delivered, we recognize as revenue the full contract amount plus all trust earnings associated with that contract, with a corresponding reduction recorded to prearranged deferred revenue (liability). We debit cash with the amount removed from trust that is attributable to the contract (consisting of the customer’s payments and related realized earnings, all of which is withdrawn at that time) and record a corresponding reduction in prearranged receivables (asset). Associated deferred charges (asset) are expensed, and the actual expenses incurred in delivering the services and merchandise are recognized.

     Additional information about our prearranged receivables and prearranged deferred revenue is contained in Note 4 to our consolidated financial statements included in Item 8.

     For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sales price has been collected. A portion, generally 10 percent, of the sale proceeds are placed into perpetual care trust funds. We withdraw and recognize realized earnings from these funds on a monthly basis to offset the cost of maintaining our cemetery grounds. The perpetual care trust funds are not reflected on the financial statements because principal must remain in the trust in perpetuity.

     Some of our sales of preneed property, products and services are made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as revenue under the effective interest method over the terms of the related installment receivables.

     Commissions and other direct costs that vary with and are primarily related to the acquisition of new prearranged services and prearranged merchandise sales are deferred and amortized as the contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged services are expensed in the period in which incurred. All direct costs to acquire the sales of preneed funeral and cemetery merchandise and services are included in deferred charges (asset). The costs to acquire all preneed merchandise and service sales are included in the operating section of the cash flow statement as prearranged acquisition costs.

     Prearranged services and merchandise generally are funded either through trust funds or escrow accounts established by us or through third-party insurance companies. When prearranged services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, we earn a commission on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds including the buildup in the face value of the insurance contracts are available to us as services and merchandise are delivered.

     Prearranged receivables are related to preneed sales of funeral and cemetery merchandise and services. Prearranged receivables represent the funds owed to us (1) from preneed funeral merchandise and services trusts and from preneed cemetery merchandise and services trusts, which represent amounts already paid by customers, and realized earnings on those amounts, (2) from customers and (3) from insurance companies. Prearranged deferred revenue represents the revenue we will recognize upon delivery of the preneed funeral and cemetery merchandise and services at the time of need. The net change in prearranged receivables and prearranged deferred revenue is recognized in the cash flow statement in the operating section as a change in prearranged activity.

     If a preneed funeral product or service contract is cancelled, we generally return to the customer the related principal that was placed in trust and retain the portion not placed in trust. In many jurisdictions, we can withdraw and retain all related earnings in the trust, but in other jurisdictions these earnings must be returned to the customer. If a preneed cemetery property, product or service contract is cancelled, we generally are not required to return any funds to the customer.

     The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the portion of the sale required to be placed into trust and the terms of the particular contract (such as the size of the down payment required and the length of the contract). We generally pay commissions to our preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because we are required to place a portion of each cash installment paid by the customer into trust, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract.

     Cash expended for preneed funeral and cemetery merchandise and service sales, principally sales commissions, is capitalized in deferred charges on the balance sheet and amortized and expensed as cost of sales as the contracts are delivered.

Summary of Current Accounting for Trust and Escrow Account Earnings

     We have three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. As described below, earnings on preneed funeral and cemetery merchandise and services trust funds and escrow accounts are accounted for in the same manner. The accounting for earnings on perpetual care trust funds differs from the other two types of trust funds due to the nature of the trusts, as described below.

     Preneed funeral merchandise and services trust funds and escrow accounts. We defer recognition of all earnings realized by preneed funeral merchandise and services trust funds and escrow accounts until the underlying funeral service or merchandise is delivered. This accounting method was not affected by the implementation of SAB No. 101. We generally do not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables, net (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue, net (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in Note 4 to the consolidated financial statements included in Item 8.

     Preneed cemetery merchandise and services trust funds and escrow accounts. As discussed above, effective November 1, 2000, we implemented SAB No. 101 and changed our method of accounting for earnings realized by preneed cemetery merchandise and services trust funds and escrow accounts. We now defer all earnings realized by these trust funds and escrow accounts until the underlying merchandise or service is delivered. We generally do not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables, net (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue, net (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in Note 4 to the consolidated financial statements included in Item 8.

     Perpetual care trust funds. Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trust funds. The income from these funds, which have been established in most jurisdictions in which we operate cemeteries, is used for maintenance of our cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. We recognize the earnings on our perpetual care trust funds as they are realized in the trust. This accounting method was not affected by the implementation of SAB No. 101. We generally withdraw the earnings on a monthly basis to offset the cost of maintaining our cemeteries. Principal in these funds is not reflected on the balance sheet because the principal must remain in the trust in perpetuity.

Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 2(b) to the consolidated financial statements). We believe that of our significant accounting policies (discussed in Note 2 to the consolidated financial statements), the following are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Allowance for Doubtful Accounts

     Management must make estimates of the uncollectability of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.

Depreciation of Long-Lived Assets

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.

Valuation of Long-Lived Assets

     We periodically review for continued appropriateness the carrying value of our long-lived assets including our prearranged receivables, cemetery property and property, plant and equipment. This review is based on our projections of anticipated undiscounted future cash flows. If indicators of impairment were present, we would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. During the fourth quarter of fiscal year 2002, we recorded a valuation allowance of $20.0 million related to our prearranged receivable from our trust funds which resulted in a reduction in prearranged receivables and a reduction in prearranged deferred revenue. See Note 4 to the consolidated financial statements included in Item 8.

Valuation of Intangible Assets and Goodwill

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although we are not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, we implemented it in the first quarter of fiscal year 2002. See Note 3 to the consolidated financial statements for a discussion of SFAS No. 142 and its impact on our financial condition and results of operations.

     Our evaluation of goodwill for our operations is performed at the funeral and cemetery segment levels, which constitute our reporting units. With the adoption of SFAS No. 142, goodwill of a reporting unit must be tested for impairment on at least an annual basis. Impairment losses are recognized when the estimated fair value of goodwill associated with all of our cemeteries or funeral homes is less than their respective carrying values.

     In addition to an annual review, we assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of the use of our assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other intangible assets may be greater than fair value, we measure any impairment based on our estimates of current fair value compared to the carrying value of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Goodwill and other intangible assets amounted to $491.8 million as of October 31, 2002 and 2001.

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of earnings.

     Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Based on estimates of taxable income in each jurisdiction in which we operate and the period over which deferred tax assets will be recoverable, we have not recorded a valuation allowance as of October 31, 2002. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial condition and results of operations.

Results of Operations

     Because we held our foreign operations and several small domestic operations for sale, in the third quarter of 2001 we began segregating the operating results of these businesses from the operations we will retain. The following discussion segregates the financial results into two main categories in order to present our ongoing operating results and to provide more useful information for investors. “Operations to be Retained” consist of those businesses we have owned and operated for the entire current fiscal year and last and that we plan to retain (“Existing Operations”) and those businesses that have been opened during this fiscal year or last and that we plan to retain (“Opened Operations”). “Closed and Held for Sale Operations” consist of those that have been sold or closed during this fiscal year or last and the businesses that are currently being offered for sale.

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Funeral Segment

	Year Ended
	October 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$299.2	$295.5		$3.7
Opened operations	3.3	.3		3.0

	$302.5	$295.8		$6.7

Costs
Existing operations	$216.6	223.0		$(6.4)
Opened operations	3.0	.4		2.6

	$219.6	$223.4	(1)	$(3.8	)(1)

Gross Profit
Existing operations	$82.6	$72.5		$10.1
Opened operations	.3	(.1)		.4

	$82.9	$72.4	(1)	$10.5	(1)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$42.7	114.5		$(71.8)
Costs	37.4	95.2	(1)	(57.8	)(1)

Gross Profit	$5.3	$19.3	(1)	$(14.0	)(1)

Total Funeral Revenue	$345.2	$410.3		$(65.1)
Total Funeral Costs	257.0	318.6	(1)	(61.6	)(1)

Total Funeral Gross Profit	$88.2	$91.7	(1)	$(3.5	)(1)

(1)	Funeral costs for Operations to be Retained and Closed and Held for Sale Operations for the year ended October 31, 2001 include $9.2 million and $4.8 million of goodwill amortization, respectively, for a total of $14.0 million of goodwill amortization included in total funeral costs. Excluding goodwill amortization, funeral gross profit for

Operations to be Retained for 2002 increased by $1.3 million when compared to the year ended October 31, 2001, and total funeral gross profit for 2002 decreased by $17.5 million when compared to the corresponding period in 2001.

     Total funeral revenue decreased $65.1 million for the year ended October 31, 2002 compared to the corresponding period in 2001 primarily due to a decrease in revenue from Closed and Held for Sale Operations, which was partially offset by an increase in revenue from Operations to be Retained. The decline in revenue from Closed and Held for Sale Operations resulted primarily from the sale of our operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in the fourth quarter of 2001 and the sale of our operations in Spain, Portugal, France, Canada and Argentina in fiscal year 2002.

     Funeral revenue from Operations to be Retained increased $6.7 million, or 2 percent, for the year ended October 31, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 3.2 percent, partially offset by a .2 percent decline (120 events) in the number of funeral services performed. We experienced a $3.7 million, or 1 percent, increase in funeral revenue from Existing Operations primarily due to a 3.5 percent increase in the average revenue per funeral service performed, partially offset by a 1.5 percent decline (1,105 events) in the number of funeral services performed by these businesses. The increase in average revenue per funeral service is due primarily to customized funeral planning and personalization.

     We experienced a $3.0 million increase in funeral revenue and a $2.6 million increase in funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral gross profit margin from Existing Operations increased from 24.5 percent for the year ended October 31, 2001 to 27.6 percent for the corresponding period in 2002. This increase is due to the elimination of goodwill amortization from the implementation of SFAS No. 142. If we had implemented SFAS No. 142 in 2001, the pro forma funeral gross profit margin from Existing Operations adjusted for the elimination of goodwill amortization would have been 27.6 percent for the year ended October 31, 2001. Goodwill amortization for Existing Operations in the funeral segment amounted to $9.2 million for the year ended October 31, 2001. The cremation rate for our Existing Operations was 38.5 percent for the year ended October 31, 2002.

Cemetery Segment

	Year Ended
	October 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$231.6	$248.1		$(16.5)
Opened operations	—	—		—

	$231.6	$248.1		$(16.5)

Costs
Existing operations	$174.2	$184.2		$(10.0)
Opened operations	—	—		—

	$174.2	$184.2	(1)	$(10.0	)(1)

Gross Profit
Existing operations	$57.4	$63.9		$(6.5)
Opened operations	—	—		—

	$57.4	$63.9	(1)	$(6.5	)(1)

	Year Ended
	October 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$4.5	$8.5		$(4.0)
Costs	5.3	12.9	(1)	(7.6	)(1)

Gross Profit	$(.8)	$(4.4	)(1)	$3.6	(1)

Total Cemetery Revenue	$236.1	$256.6		$(20.5)
Total Cemetery Costs	179.5	197.1	(1)	(17.6	)(1)

Total Cemetery Gross Profit	$56.6	$59.5	(1)	$(2.9	)(1)

(1)	Cemetery costs for Operations to be Retained and Closed and Held for Sale Operations for the year ended October 31, 2001 include $4.8 million and $.5 million of goodwill amortization, respectively, for a total of $5.3 million of goodwill amortization included in total cemetery costs. Excluding goodwill amortization, cemetery gross profit for Operations to be Retained for 2002 decreased by $11.3 million when compared to the year ended October 31, 2001, and total cemetery gross profit for 2002 declined by $8.2 million when compared to the corresponding period in 2001.

     Total cemetery revenue decreased $20.5 million, or 8 percent, for the year ended October 31, 2002, compared to the corresponding period in 2001. We experienced a $16.5 million, or 7 percent, decrease in revenue from Operations to be Retained primarily due to a reduction in preneed cemetery property sales and merchandise deliveries and a decline in the average return earned on perpetual care trust funds. We experienced an annual average return of 6.0 percent in our perpetual care trust funds for the year ended October 31, 2002, compared to 7.1 percent for the corresponding period in 2001. We also experienced a $4.0 million decline in revenue from Closed and Held for Sale Operations primarily related to the sale of our foreign operations.

     Cemetery gross profit margin from Existing Operations decreased from 25.8 percent for the year ended October 31, 2001 to 24.8 percent for the corresponding period in 2002. The decrease is due to the decline in preneed cemetery property sales and merchandise deliveries and the decrease in perpetual care trust earnings coupled with the high fixed-cost nature of the cemetery business. The decrease was moderated by the elimination of goodwill amortization from the implementation of SFAS No. 142. If we had implemented SFAS No. 142 in 2001, the pro forma cemetery gross profit margin from Existing Operations adjusted for the elimination of goodwill amortization would have been 27.7 percent for the year ended October 31, 2001. Goodwill amortization for Existing Operations in the cemetery segment amounted to $4.8 million for the year ended October 31, 2001.

Other

     Corporate general and administrative expenses for the year ended October 31, 2002 decreased $.8 million compared to the same period in 2001 primarily due to a reduction in professional and consulting fees partially offset by expenses associated with the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “SERP”), which was adopted effective April 1, 2002. The SERP provides retirement benefits to certain executive officers that are intended to supplement the benefits available under the Company’s 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements. Adoption of the SERP resulted in a charge to corporate general and administrative expenses of $1.1 million for fiscal year 2002 and is expected to result in a charge of approximately $1.9 million annually.

     Depreciation and amortization was $56.2 million for the year ended October 31, 2002 compared to $79.2 million for the same period in 2001, which included $19.3 million of goodwill amortization. The decrease in depreciation and amortization is due to the implementation of SFAS No. 142 and the sale of certain of our foreign assets. Domestic depreciation and amortization, which is representative of Operations to be Retained, was $54.5 million for fiscal year 2002 compared to $69.6 million for the same period in 2001, which included $14.4 million of domestic goodwill amortization.

     Excluding the loss on assets held for sale and other charges, EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization) was $186.3 million, or 32.0 percent of revenue for the year ended October 31, 2002 compared to $224.7 million, or 33.7 percent of revenue for the same period in 2001. Excluding the loss on assets held for sale and other charges, domestic EBITDA, which is fairly representative of Operations to be Retained, was $179.3 million, or 33.3 percent of domestic revenue for the year ended October 31, 2002 compared to $195.8 million, or 35.5 percent of domestic revenue for the same period in 2001. The decrease in domestic EBITDA is primarily due to decreases in cemetery gross profit, investment income and other income. EBITDA is frequently used by security analysts and is presented here to provide additional information about our operations. EBITDA should not be considered as an alternative to net earnings, as an indicator of our operating performance or as an alternative to cash flow as a better measure of liquidity. EBITDA is a non-GAAP measure and may not be comparable as calculated by us to EBITDA as calculated by other companies.

     Interest expense decreased $1.3 million to $62.3 million for the year ended October 31, 2002 compared to $63.6 million for the same period in 2001. The decrease is due to a $192.9 million decrease in the average debt outstanding during the fiscal year ended October 31, 2002, offset by an approximate 194 basis point increase in our average interest rate. The increase in our average interest rate resulted from higher interest costs associated with debt incurred in our debt refinancing transactions which occurred on June 29, 2001.

     Investment income decreased $4.7 million to $.5 million for the year ended October 31, 2002 compared to the same period in 2001. This decrease is due primarily to a $53.1 million decrease in the average cash and cash equivalents balance and a decrease in the average investment rate earned on our cash and cash equivalent investments from 6.3 percent to 1.8 percent. The 6.3 percent earned for the year ended October 31, 2001 included returns on funds in foreign jurisdictions that earned 9.0 percent. The majority of the funds in foreign jurisdictions were sold with our Mexican operations.

     Other income, net, decreased $5.0 million to $2.1 million during the year ended October 31, 2002 compared to the same period in 2001. The decrease is principally due to the net gains on the sale of excess cemetery property and other domestic assets during 2001.

     As of October 31, 2002, our outstanding debt was $551.9 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreements in effect as of October 31, 2002, approximately 94 percent was fixed-rate debt, with the remaining 6 percent subject to a short-term variable interest rate of approximately 5.1 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed-rate debt bearing interest at the fixed swap rate plus such applicable margin. As of January 10, 2003, the effective rate of the debt hedged by the interest rate swaps was 7.025 percent and 7.64 percent on each $50.0 million swapped.

Preneed Sales

     The revenues from our domestic preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $169.4 million in preneed sales to our funeral and cemetery merchandise and service backlog during the year ended October 31, 2002 to be recognized in the future as these prepaid products and services are delivered, compared to $162.0 million for the corresponding period in 2001.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

     We implemented SAB No. 101 in fiscal year 2001. In the following discussion, the results for the year ended October 31, 2001, as reported after the implementation of SAB No. 101, are compared with the results for the year ended October 31, 2000, as reported, which do not reflect the implementation of SAB No. 101. We have also included a pro forma comparison using the same accounting methods for both years. For the pro forma discussion, the year ended October 31, 2001 is presented as reported after the implementation of SAB No. 101, and the year ended October 31, 2000 is adjusted on a pro forma basis to show the effects of SAB No. 101, as if it had been adopted at the beginning of that year.

Funeral Segment

	Year Ended
	October 31,

	2001	2000	Decrease

	(As reported)
	(In millions)
Funeral Revenue	$410.3	$451.9	$(41.6)
Funeral Costs	318.6	335.2	(16.6)

Funeral Gross Profit	$91.7	$116.7	$(25.0)

     Funeral revenue decreased $41.6 million, or 9 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. We experienced a $26.4 million, or 6 percent, decrease due to the effect of implementing SAB No. 101. Additionally, during fiscal year 2001, we sold several of our foreign operations with the remainder held for sale, and several small domestic operations have either been sold or are held for sale. This resulted in a decline in funeral revenue and costs as described below in the section entitled “Year Ended October 31, 2001 Compared to Pro Forma Year Ended October 31, 2000.” Slightly offsetting these decreases was an increase in the average revenue per funeral service performed by Operations to be Retained of 1.4 percent and an increase of 1.1 percent in the number of funeral services performed by Operations to be Retained (821 events).

Cemetery Segment

	Year Ended
	October 31,

	2001	2000	Decrease

	(As reported)
	(In millions)
Cemetery Revenue	$256.6	$282.9	$(26.3)
Cemetery Costs	197.1	220.6	(23.5)

Cemetery Gross Profit	$59.5	$62.3	$(2.8)

     Cemetery revenue decreased $26.3 million, or 9 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. We experienced a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales. We also experienced an average return of 7.1 percent in our perpetual care trust funds, which is below our goal of 8.0 percent to 9.0 percent, compared to 8.0 percent in fiscal year 2000. Partially offsetting this decrease was a $4.9 million, or 2 percent, increase due to the implementation of SAB No. 101.

     In fiscal year 2000 we changed the terms and conditions of our preneed sales contracts and commissions and moderated our preneed sales activities in order to enhance our cash flow. This resulted in an anticipated reduction in preneed sales, including preneed cemetery property sales mentioned above. We modified our preneed payment plans early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Effective the first day of the fourth quarter of fiscal year 2000, we also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, which we believe had the largest impact on preneed sales. Although we reduced or eliminated commissions available to preneed sales counselors on certain sales, we now provide a minimum compensation guarantee. The change in commission structure provides an incentive to preneed sales counselors to focus on selling preneed cemetery property and preneed funeral services. We believe that these are the sales that build and maintain market share. In addition, the change better aligned operations with changes in accounting necessitated by the adoption of SAB No. 101 because, after the implementation of SAB No. 101, preneed cemetery property sales are the only preneed sales that we recognize on a current basis (after collection of 10 percent of the sales price). We also believe that these changes have improved the quality of preneed sales and receivables. These changes in preneed sales strategies contributed to a decline in the full-time domestic preneed sales force from approximately 2,200 counselors during the first quarter of fiscal year 2000 to 1,300 counselors by the end of fiscal year 2001. We believe that we have retained our best sales counselors. We have also reduced our selling costs by closing selected telemarketing and sales offices.

Other

     Corporate general and administrative expenses in 2001 decreased $1.7 million as compared to 2000 primarily due to consulting fees incurred in 2000 related to our extensive consumer market research project.

     Interest expense increased $2.2 million to $63.6 million for the year ended October 31, 2001 compared to $61.4 million for the same period in 2000. The increase is due to a 98 basis point increase in the average interest rate resulting from higher interest costs associated with debt incurred in our debt refinancing transactions. This increase was substantially offset by a $114.5 million decrease in the average outstanding debt balance.

     Investment income increased $.1 million to $5.2 million for the year ended October 31, 2001 compared to the same period in 2000. This increase resulted from cash and cash equivalent investments earning an average rate of 6.3 percent including funds in foreign jurisdictions earning 9.0 percent.

     Other income, net, increased approximately $4.9 million during fiscal year 2001 compared to the same period in 2000 due principally to net gains on the sale of excess cemetery property.

     In December 1998, we entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, we pay a fixed rate of 4.915 percent and receive three-month LIBOR. The swap expires on March 4, 2002, at which time the $200 million becomes subject to short-term variable interest rates.

     As of October 31, 2001, our outstanding debt totaled $693.5 million, including $2.6 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 90 percent was fixed-rate debt, with the remaining 10 percent subject to short-term variable interest rates averaging approximately 5.6 percent.

Year Ended October 31, 2001 Compared to Pro Forma Year Ended October 31, 2000

Funeral Segment

	Year Ended
	October 31,
			Increase
	2001	2000	(Decrease)

	(Pro Forma)
	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing Operations	$289.3	$287.6	$1.7
Opened Operations	8.0	1.9	6.1

	$297.3	$289.5	$7.8

Costs
Existing Operations	$216.9	$207.2	$9.7
Opened Operations	8.4	2.2	6.2

	$225.3	$209.4	$15.9

Gross Profit
Existing Operations	$72.4	$80.4	$(8.0)
Opened Operations	(.4)	(.3)	(.1)

	$72.0	$80.1	$(8.1)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$113.0	$136.0	$(23.0)
Costs	93.3	113.7	(20.4)

Gross Profit	$19.7	$22.3	$(2.6)

Total Funeral Revenue	$410.3	$425.5	$(15.2)
Total Funeral Costs	318.6	323.1	(4.5)

Total Funeral Gross Profit	$91.7	$102.4	$(10.7)

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

     We experienced a $1.7 million, or 1 percent, increase in funeral revenue from Existing Operations primarily due to a 1.7 percent increase in the average revenue per funeral service partially offset by a 1.2 percent decline (905 events) in the number of funeral services performed by these businesses. About 40 percent of the decline in the number of funeral services performed by Existing Operations was attributable to a decline in low-priced services that we elected to stop performing. Excluding these low-priced services, the number of funeral services performed by our existing funeral homes declined less than one percent, or one to two funerals per location. These low-priced services consist primarily of services performed in the ordinary course of business in the industry on behalf of another funeral home or institution, and we believe they are not indicative of a loss in market share.

     We experienced a $6.1 million increase in funeral revenue and a $6.2 million increase in funeral costs from Opened Operations primarily due to the opening of the Archdiocese of Los Angeles facilities which were not open for the entirety of both periods presented.

     Funeral gross profit margin from Existing Operations decreased from 28.0 percent in 2000 to 25.0 percent in 2001 primarily due to upward pressure on funeral costs, including labor costs, of approximately $6.8 million as well as an increase in overhead costs allocated to the funeral segment of approximately $2.9 million. We allocate common overhead between our segments based on revenue. Due to the moderation in preneed cemetery sales discussed above, the allocation has shifted a higher amount of those costs to the funeral segment and a corresponding lower amount to the cemetery segment.

Cemetery Segment

	Year Ended
	October 31,
			Increase
	2001	2000	(Decrease)

	(Pro Forma)
	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing Operations	$244.9	$271.2	$(26.3)
Acquired/Opened Operations	3.5	3.5	—

	$248.4	$274.7	$(26.3)

Costs
Existing Operations	$181.5	$209.1	$(27.6)
Acquired/Opened Operations	3.0	2.9	.1

	$184.5	$212.0	$(27.5)

Gross Profit
Existing Operations	$63.4	$62.1	$1.3
Acquired/Opened Operations	.5	.6	(.1)

	$63.9	$62.7	$1.2

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$8.2	$13.1	$(4.9)
Costs	12.6	13.9	(1.3)

Gross Profit	$(4.4)	$(.8)	$(3.6)

Total Cemetery Revenue	$256.6	$287.8	$(31.2)
Total Cemetery Costs	197.1	225.9	(28.8)

Total Cemetery Gross Profit	$59.5	$61.9	$(2.4)

     Cemetery revenue decreased $31.2 million, or 11 percent, for the year ended October 31, 2001, compared to the corresponding period in 2000. We experienced a $26.3 million, or 10 percent, decrease in revenue from Operations to be Retained due to a decline in revenue from Existing Operations resulting primarily from a decrease in cemetery merchandise deliveries and reduced preneed cemetery property sales. The reduction in preneed sales was anticipated due to the changes made to our preneed sales program in fiscal year 2000, as discussed above in the section entitled “Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 — Cemetery Segment.” In addition, we experienced an average return of 7.1 percent in our perpetual care trust funds, which was below our goal of 8.0 percent to 9.0 percent, compared to 8.0 percent in fiscal year 2000.

     Cemetery gross profit margin from Existing Operations increased from 22.9 percent in 2000 to 25.9 percent in 2001. The increase was principally due to cost savings resulting from the changes we made in our preneed sales organization and additional cost savings at our cemeteries arising from increased scrutiny of expenses by local managers. Additionally, the cemetery margins benefited from the reduction in common overhead allocation mentioned in “Year Ended October 31, 2001 Compared to Pro Forma Year Ended October 31, 2000 - Funeral Segment.”

Other

     Corporate general and administrative expenses in 2001 decreased $1.7 million as compared to 2000 primarily due to consulting fees incurred in 2000 related to our extensive consumer market research project.

     Depreciation and amortization was $79.2 million for fiscal year 2001 compared to pro forma $77.5 million for the same period in 2000. Domestic depreciation and amortization, which is representative of Operations to be Retained, was $69.6 million for fiscal year 2001 compared to pro forma $66.5 million for the same period in 2000.

     EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization excluding the noncash loss on assets held for sale, the cumulative effect of change in accounting principles and extraordinary item) was $224.7 million, or 33.7 percent of revenue for fiscal year 2001 compared to pro forma $229.4 million, or 32.2 percent of revenue for the same period in 2000. Domestic EBITDA, which is representative of Operations to be Retained, was $195.8 million, or 35.5 percent of domestic revenue for fiscal year 2001 compared to pro forma $193.0 million, or 33.7 percent of domestic revenue for the same period in 2000.

     Interest expense increased $2.2 million to $63.6 million for the year ended October 31, 2001 compared to $61.4 million for the same period in 2000. The increase is due to a 98 basis point increase in the average interest rate resulting from higher interest costs associated with debt incurred in our debt refinancing transactions. This increase was substantially offset by a $114.5 million decrease in the average outstanding debt balance.

     Investment income increased $.1 million to $5.2 million for the year ended October 31, 2001 compared to the same period in 2000. This increase resulted from cash and cash equivalent investments earning an average rate of 6.3 percent including funds in foreign jurisdictions earning 9.0 percent.

     Other income, net, increased approximately $4.9 million during fiscal year 2001 compared to the same period in 2000 due principally to net gains on the sale of excess cemetery property.

     In December 1998, we entered into an interest rate swap agreement on a notional amount of $200 million. Under the terms of the agreement, effective March 4, 1999, we pay a fixed rate of 4.915 percent and receive three-month LIBOR. The swap expires on March 4, 2002, at which time the $200 million becomes subject to short-term variable interest rates.

     As of October 31, 2001, our outstanding debt totaled $693.5 million, including $2.6 million of debt associated with assets held for sale. Of the total amount outstanding, including the portion subject to the interest rate swap agreement, approximately 90 percent was fixed-rate debt, with the remaining 10 percent subject to short-term variable interest rates averaging approximately 5.6 percent.

Preneed Sales

     In fiscal year 2000, we sold approximately two domestic funerals for every one that we delivered. Throughout fiscal year 2000 we changed the terms and conditions of our preneed sales contracts and commissions as described above in the section entitled “Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 — Cemetery Segment.” In fiscal year 2001, we further moderated our preneed sales strategy in order to improve our cash flow and modified our goal to begin selling four funerals for every three we delivered, which we achieved. Our domestic preneed funeral and cemetery merchandise and service sales, the revenues from which are deferred and are not included in our operating results above, decreased from $214.4 million for the year ended October 31, 2000 to $162.0 million for the corresponding period in 2001.

Liquidity and Capital Resources

Introduction

     Historically, our growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursue transactions at lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, we ceased our acquisition activity and developed strategies for improving cash flow and reducing and restructuring debt. Throughout fiscal years 2000, 2001 and 2002, we focused on debt reduction and cash flow. During fiscal year 2002, we began positioning ourselves for business expansion in fiscal year 2003.

Debt Restructuring and Reduction; Asset Sales

     As described in Note 12 to the consolidated financial statements included in Item 8, on June 29, 2001, we completed several transactions that refinanced substantially all of our long-term debt. In addition, in the third quarter of fiscal year 2001, we decided to pursue the sale of our foreign operations in order to generate cash to reduce debt and to allow us to focus on our core businesses.

     In the fourth quarter of fiscal year 2001, we sold our foreign operations in Mexico, Australia, New Zealand, Belgium and the Netherlands. During fiscal year 2002, we sold our remaining operations in Spain, Portugal, France, Canada and Argentina. In total, these transactions have generated or will generate total proceeds, including future tax benefits, of approximately $245.0 million, which is at the top end of our previously estimated range of $200.0 million to $250.0 million. We have received $203.0 million in cash related to these sales and expect to realize the majority of the remaining proceeds of approximately $42.0 million in income tax benefits during fiscal year 2003. All net proceeds related to the sale of foreign operations have been used to repay debt. Additional information about our sale of foreign operations appears in Note 11 to the consolidated financial statements included in Item 8.

     Additionally, in fiscal year 2001, we realized $21.0 million in proceeds from the sale of certain domestic properties, including $13.5 million from the sale of excess cemetery property and approximately $7.5 million from the sale of funeral home real estate and small domestic operations. These proceeds were used to reduce debt. We further reduced debt in fiscal year 2002 with approximately $7.3 million in proceeds from the sale of certain domestic funeral homes and cemeteries.

     With the proceeds of these transactions combined with cash flow, we reduced our debt from $950.5 million at the beginning of fiscal year 2001 to $550.1 million as of January 10, 2003, which included $1.6 million of the unamortized option premium relating to our 6.40 percent Remarketable Or Redeemable Securities (“ROARS”). Long-term debt as of October 31, 2002 was $551.9 million, which included $1.7 million of the unamortized option premium related to the ROARS.

Contractual Obligations and Commercial Commitments

     The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2002.

		Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2003	2004 - 2005	2006 - 2007	Thereafter

Current maturities of long-term debt(1)	$6.7	$6.7	$—	$—	$—
Long-term debt(1)	543.5	99.9 (1)	73.9	66.7	303.0
Operating lease agreements(2)	42.9	5.4	8.2	5.9	23.4
Non-competition agreements(3)	18.5	5.5	7.3	3.6	2.1

	$611.6	$117.5	$89.4	$76.2	$328.5

(1)	These amounts exclude the unamortized option premium relating to the ROARS of $1.7 million as of October 31, 2002. See below for a breakdown of our future scheduled principal payments and maturities of long-term debt by type as of October 31, 2002.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to

17 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31, 2002 are $5.4 million, $4.6 million, $3.6 million, $3.2 million, $2.7 million and $23.4 million for the years ending October 31, 2003, 2004, 2005, 2006, 2007 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms.

     The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of October 31, 2002.

					Other,
					Principally
					Seller
		Senior		6.40%	Financing of
Year Ending	Term	Subordinated	6.70%	Public Notes	Acquired
October 31,	Loan B	Notes	Public Notes	(ROARS)	Operations	Total

2003	$2.5	$—	$—	$99.9 (1)	$4.2	$106.6
2004	2.5	—	.1	—	3.9	6.5
2005	65.6	—	—	—	1.8	67.4
2006	65.1	—	—	—	.9	66.0
2007	—	—	—	—	.7	.7
Thereafter	—	300.0	—	—	3.0	303.0

Subtotal	$135.7	$300.0	$.1	$99.9	$14.5	550.2

Unamortized option premium relating to Remarketable Or Redeemable Securities (“ROARS”)						1.7

Total long-term debt						$551.9

(1)	We could be required to redeem the ROARS on May 1, 2003 if the debt is not remarketed, which will depend primarily upon prevailing market conditions at that time. As of October 31, 2002, we had sufficient availability under our revolver to redeem the ROARS, and after giving effect to the redemption, we would have Available Liquidity as defined in the senior secured credit facility, of no less than $25 million. Accordingly, we have classified the ROARS as long-term debt.

     We also have $14.0 million of outstanding letters of credit as of October 31, 2002, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of October 31, 2002, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     Under our senior secured credit facility, as long as any of the 6.70 percent Notes or ROARS are outstanding, we must maintain a required reserve consisting of (1) availability under the revolving credit facility and/or (2) domestic cash, cash equivalents and marketable securities, the access to which is restricted on terms satisfactory to the collateral agent. The required reserve is an amount equal to the lesser of (1) the amount by which the net cash proceeds from asset sales (calculated on a cumulative basis from the completion of the refinancing transactions) exceeds $75.0 million and (2) the outstanding principal amount of the 6.70 percent Notes and ROARS. Notwithstanding the foregoing, the required reserve cannot be less than the following percentages of the outstanding principal amount of the 6.70 percent Notes and ROARS: 25 percent through October 31, 2002, 50 percent thereafter through January 31, 2003, 75 percent thereafter through April 30, 2003 and 100 percent thereafter. If the ROARS are remarketed, which would occur, if at all, on May 1, 2003, they would not be considered outstanding for purposes of the requirement to maintain the required reserve, and the required reserve for the ROARS would therefore be eliminated. In that case, the portion of the revolver restricted for purposes of the required reserve would then become available to us. As of October 31, 2002 and January 10, 2003, our required reserve was $100.0 million.

     As of October 31, 2002 and January 10, 2003, there were no amounts drawn on our $175.0 million revolving credit facility. As of October 31, 2002 and January 10, 2003, our availability under the revolver, after giving consideration to the aforementioned letters of credit, bond obligation and $100.0 million required reserve, was $20.0 million and $19.8 million, respectively. As of October 31, 2002 and January 10, 2003, $119.9 million and $119.7 million were available under the revolver to redeem the ROARS, respectively.

     In order for us to purchase or otherwise retire any of the remaining 6.70 percent Notes or ROARS prior to maturity, we must provide evidence satisfactory to the administrative agent under the senior secured credit facility that, immediately after giving effect to the transaction, we will have Available Liquidity, as defined in the senior secured credit facility, of no less than $25 million.

     As of October 31, 2002, we have outstanding $99.9 million 6.40 percent ROARS due May 1, 2013 (remarketing date May 1, 2003). Amounts outstanding under the ROARS must be redeemed by us or remarketed by the remarketing dealer on May 1, 2003. If the remarketing dealer does not elect to remarket the ROARS, we must redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest. If the remarketing dealer elects to remarket the ROARS, we may override that election by choosing to redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest, in which case we will be obligated to pay the remarketing dealer the value of our remarketing right, which was $9.4 million as of January 10, 2003. If the ROARS are remarketed, holders immediately prior to May 1, 2003 must tender them to the remarketing dealer for purchase on May 1, 2003 for a purchase price of 100 percent of their principal amount plus accrued interest. If remarketed, the ROARS will become due May 1, 2013, and the coupon for the remaining term will be 5.44 percent (which was the 10-year United States Treasury rate at the time of initial issuance) plus our then current credit spread. As of October 31, 2002, we had sufficient availability under our revolver to redeem the ROARS, and after giving effect to the redemption, we would have liquidity as defined in the senior secured credit facility, of no less than $25 million. Accordingly, we have classified the ROARS as long-term debt. For additional discussion regarding the impact of the potential redemption of the ROARS, see “Forward-Looking Statements.”

Cash Flow

     Our operations provided cash of $90.5 million for the year ended October 31, 2002 which included $17.3 million of tax benefits related to the sale of our foreign operations. For fiscal year 2001, our operations provided cash of $117.1 million. The decrease in operating cash flow is due primarily to a reduction in earnings, resulting primarily from decreases in funeral gross profit (primarily associated with assets sold or held for sale), decreases in cemetery gross profit (primarily associated with operations to be retained), a decline in nonrecurring gains related to the sale of excess cemetery property in 2001 and a decline in investment income. Additionally, there was an $8 million decrease in inventory related to the sale of excess cemetery property in 2001 that resulted in a net cash source which did not re-occur in 2002, as well as other working capital changes.

     Our investing activities resulted in a net cash inflow of $53.4 million for the year ended October 31, 2002, compared to a net cash inflow of $58.6 million for fiscal year 2001. The $5.2 million reduction is due primarily to $81.5 million in proceeds from the sale of our foreign operations, domestic funeral home real estate and small domestic operations we received in 2001 compared to $69.8 million received in 2002. This was partially offset by a reduction in additions to property and equipment due to a reduction in new growth spending.

     Our financing activities resulted in a cash outflow of $138.6 million for the year ended October 31, 2002, compared to a cash outflow of $246.3 million for the comparable period in 2001. This is due principally to repayments of long-term debt of $978.0 million during the year ended October 31, 2001 and debt issue costs of $34.3 million associated with our June 2001 debt refinancing, partially offset by proceeds from long-term debt of $725.0 million from the debt refinancing. Also offsetting this cash outflow was $40.0 million that we withdrew from our trust funds in Florida in the first quarter of 2001, for which we substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount.

Capital Expenditures

     As part of our strategy to increase cash flow and reduce debt, in fiscal year 2002 we limited our capital expenditures primarily to maintenance capital expenditures and the construction of funeral homes in connection with our operating partnership with the Archdiocese of Los Angeles. For a discussion of the operating partnership with the Archdiocese of Los Angeles, see “Business Strategy” and “Operations.” For fiscal year 2002, capital expenditures amounted to $18.6 million, which included $16.3 million for maintenance capital expenditures and $2.3 million for new growth initiatives, including the construction of the Archdiocese of Los Angeles funeral homes. For fiscal year 2003, we anticipate maintenance capital expenditures consistent with fiscal year 2002 and new growth initiatives of up to $10.0 million, including the construction of the Los Angeles funeral homes. We have no material commitments for capital expenditures in fiscal year 2003 other than approximately $2 million to $3 million related to the Archdiocese of Los Angeles funeral homes.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,

1998		1999		2000	2001		2002

2.38	(1)	3.43	(2)	2.57	—	(2)(3)	1.75	(4)

(1)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, our ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(2)	Excludes the cumulative effect of change in accounting principles.

(3)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, our ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale. Excluding the charge, our ratio of earnings to fixed charges for fiscal year 2002 would have been 2.04.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the year ended October 31, 2002 reflects the implementation of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal year 1998 reflects the accounting methods in effect in that year.

Inflation

     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     See Note 3 to the consolidated financial statements included in Item 8.

Forward-Looking Statements

     Certain statements made herein or elsewhere by or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) our expectations of the timing of our receipt of income tax benefits related to the sale of our foreign operations, (2) our plans to reduce debt, (3) anticipated future performance of our preneed sales program, (4) anticipated future performance of funds held in trust and (5) our long-term growth plan, including our ability to find attractive acquisition opportunities at prices we are willing to pay.

     On December 17, 2002, we filed a Form 8-K with more detailed information discussing our financial forecasts for 2003. The summarized forecast information below is consistent with the information contained in that Form 8-K. The financial forecasts included in this Form 10-K have been prepared by, and are the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the financial forecasts and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Form 10-K relates to our historical financial information. It does not extend to the forecasted information and should not be read to do so.

     Accuracy of the forecasts is dependent upon assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. The forecasts are based on a variety of estimates and assumptions made by our management with respect to, among other things, industry performance; general economic, market, industry and interest rate conditions; preneed and at-need sales activities and trends; fluctuations in cost of goods sold and other expenses; capital expenditures; and other matters that cannot be accurately predicted, may not be realized and are subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that the assumptions made in preparing the forecasts will prove accurate, and actual results may vary materially from those contained in the forecasts. For these reasons, the forecasts should not be regarded as an accurate prediction of future results, but only of results that may be obtained if substantially all of our principal expectations are realized.

     We caution readers that we assume no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by us or on our behalf.

     Our current goal is to improve the results from our existing businesses by growing revenue by approximately 50 to 100 basis points greater than the growth in our cost of sales. We believe that this alone will produce high single-digit growth in earnings per share. Our longer-term objective is to return to double-digit growth through the disciplined execution of our long-term growth plan.

     Another important goal is to reduce our outstanding debt to $500 million. During fiscal year 2002, we completed the sale of all of our foreign operations within our targeted timeframe, resulting in cash proceeds in our estimated range. Our goal was to sell our foreign operations and receive proceeds including tax benefits in the range of $200 million to $250 million. Now that all sales are completed, we expect to ultimately receive total proceeds of approximately $245 million. We have received $203 million of the proceeds and expect to realize the majority of the remaining proceeds of approximately $42 million of income tax benefits during 2003. As of January 10, 2003, our remaining outstanding debt was approximately $550.1 million. With the future tax proceeds of $42 million that we expect to realize, we will need less than $10 million of our cash flow to achieve our debt target during fiscal 2003 or 2004 depending on the timing of the realization of our tax benefits.

     We believe there are a variety of growth opportunities available to us now. Acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model will be a priority. We have begun the process of re-entering the acquisition arena, but expect to move slowly and carefully. We also plan to continue to build funeral homes in our cemeteries, construct funeral homes in third-party cemeteries and open freestanding funeral homes in select markets. Our goal is to produce a 15 percent to 20 percent internal rate of return on the deployment of our cash.

     We project that earnings will be between $0.40 and $0.43 per share for fiscal year 2003, excluding any impact from potential acquisitions and excluding any impact from the potential redemption of the ROARS as discussed below. Excluding any impact from potential acquisitions and the potential redemption of the ROARS, we expect cash flow from operations to be between $60 million and $70 million and expect free cash flow (cash flow from operations less maintenance capital expenditures) to be between $50 million and $55 million. Free cash flow is frequently used by security analysts and is presented here to provide additional information about our operations. Free cash flow should not be considered as an alternative to cash flow from operations as a better measure of liquidity. Free cash flow is a non-GAAP measure and may not be comparable as calculated by us to free cash flow as calculated by other companies.

     We expect the following factors to impact fiscal year 2003 financial results:

Internal Growth

     Domestic revenues are expected to grow approximately 50 to 100 basis points greater than the growth in cost of sales.

Rising Insurance Costs

     The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Our insurance costs are expected to increase materially in 2003.

Returns on Preneed Trust Funds

     From 1991 through 1999 we were successful in achieving an overall annual return of 8.0 percent to 9.0 percent in our preneed trust funds. However, the average return on our domestic funeral and cemetery trust funds has been 5.8 percent, 6.3 percent and 4.3 percent, for fiscal years 2000, 2001 and 2002, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed trust funds until the underlying products and services are delivered. Consequently, the lower returns recently realized are expected to reduce the trust earnings to be recognized as revenue in 2003.

Reduced Interest Costs

     Interest expense is expected to decrease as a result of a reduction in our average debt balance.

Elimination of earnings contribution from foreign operations

     Earnings are expected to decrease due to the elimination of earnings contributed by our foreign operations; however, the reduction in operating earnings from the sale of our foreign operations that remained during fiscal year 2002 (Spain, Portugal, France, Canada and Argentina) is expected to be substantially offset by interest expense savings resulting from the use of proceeds from these sales to reduce our average debt balance.

Potential redemption of the ROARS in May 2003

     The forecasts above do not include any impact from the potential redemption of the Remarketable Or Redeemable Securities (“ROARS”) in May 2003. We are currently considering redeeming the ROARS as an alternative to allowing them to be remarketed when they mature on May 1, 2003. If they are redeemed, we must pay the remarketing dealer an amount equal to the contractually specified value of the remarketing right (the “Calculation Amount”). The Calculation Amount will depend largely on the then applicable 10-year Treasury rate, which was 4.14 percent at January 10, 2003. If the 10-year Treasury rate is 4.14 percent on May 1, 2003, the Calculation Amount would be $10.5 million. If the 10-year Treasury rate increases, the Calculation Amount will be lower than this amount, and if the 10-year Treasury rate decreases, the Calculation Amount will be higher than this amount. If the Treasury rate rises to 5.44 percent, the Calculation Amount will decrease to zero.

     If we redeem the ROARS and are required to pay the Calculation Amount, interest expense would be increased for fiscal year 2003 by the Calculation Amount, and cash flow would be reduced by the after-tax effect of the Calculation Amount.

     As indicated above, the Calculation Amount could be substantial; however, we received $5.8 million from the remarketing dealer at the time of the issuance of the ROARS for the right to remarket the ROARS, and we have had the use of these funds since that time.

     As of October 31, 2002, we had $1.7 million of unamortized ROARS option premium which includes the unamortized portion of the $5.8 million payment we received from the remarketing dealer at the time of the issuance of the ROARS for the right to remarket the ROARS. If we redeem the ROARS, interest expense for fiscal year 2003 would be reduced by the unamortized premium on May 1, 2003 of approximately $1.5 million.

     We cannot predict the value of the 10-year Treasury rate as of May 1, 2003 or whether the remarketing dealer will elect to remarket the ROARS, and we have not determined whether we will elect to redeem the ROARS if the remarketing dealer elects to remarket them. Accordingly, we have not included any impact from the potential redemption of the ROARS in fiscal year 2003 forecasts.

Cautionary Statements

     We caution readers that the following important factors, among others, in some cases have affected, and in the future, could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by us or on our behalf.

Risks Related to Our Business

If the remarketing dealer elects to remarket our $99.9 million outstanding 6.40 percent ROARS on May 1, 2003, and we elect to prevent that by redeeming them, we would be required to pay the remarketing dealer the value of the remarketing right at that time, which could have a material adverse effect on our fiscal year 2003 interest expense, earnings and cash flow.

     We are currently considering redeeming the ROARS as an alternative to allowing them to be remarketed when they mature on May 1, 2003. If they are redeemed, we must pay the remarketing dealer an amount equal to the contractually specified value of the remarketing right (the “Calculation Amount”). The Calculation Amount will depend largely on the then applicable 10-year Treasury rate. If we redeem the ROARS and are required to pay the Calculation Amount, interest expense would be increased for fiscal year 2003 by the amount of the Calculation Amount, and cash flow would be reduced by the after-tax effect of the Calculation Amount. We cannot predict the value of the 10-year Treasury rate as of May 1, 2003 or whether the remarketing dealer will elect to remarket the ROARS, and we have not determined whether we will elect to redeem the ROARS if the remarketing dealer elects to remarket them. Accordingly, we have not included any impact from the potential redemption of the ROARS in fiscal year 2003 forecasts. For additional information, see “Forward-Looking Statements.”

Earnings from and principal of trust funds and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates or by a decline in the size of the funds.

     Earnings and investment gains and losses on trust funds and escrow accounts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the funds, and we may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales and maturities, the amount of investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial condition. As of October 31, 2002, net unrealized depreciation in the funeral, cemetery merchandise and perpetual care trust funds and escrow accounts amounted to $116.8 million, $60.0 million and $38.0 million, respectively. See Notes 4 and 5 in our consolidated financial statements included in Item 8.

     Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record the expected loss currently. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings to be recognized when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial condition and results of operations. We estimate that with approximately 3.0 percent to 5.0 percent annual returns in the funds over the estimated lives of the associated preneed contracts, our trust and escrow funds would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered.

Increased costs may have a negative impact on earnings and cash flows.

     Cost increases may impair our ability to achieve revenue growth that exceeds our cost increases. Our 2003 plan assumes that we will be successful in increasing domestic revenues at a rate approximately 50 to 100 basis points greater than the growth in the cost of sales. Although we believe we can achieve that goal, we have not achieved that goal in recent years, and we can give no assurance that we will be successful in doing so in 2003.

     We expect insurance costs, in particular, to increase substantially in 2003. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. While our insurance costs are expected to increase materially, the actual increase in insurance costs cannot be predicted.

Our ability to achieve our debt reduction targets and to service our debt in the future depends upon our ability to generate sufficient cash, which depends on many factors, some of which are beyond our control.

     Our ability to achieve our debt reduction targets in the time frame projected by us depends upon our ability to generate sufficient cash from two main sources: (1) income tax proceeds associated with the foreign asset sales and (2) our ongoing operations. We expect to generate capital gains against which the foreign asset sale capital losses may be offset. There can be no assurance that we will receive the tax benefits within our expected timeframe. Our ability to receive the expected income tax benefits within our expected timeframe depends upon, among other things, the timing of our filing for capital loss carrybacks to apply against previously-taxed capital gains and the rate at which we realize additional capital gains. Our tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flow from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which is beyond our control.

We may experience declines in preneed sales due to numerous factors including changes made to contract terms and sales force compensation, or a weakening economy. Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share.

     In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, we changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

Increased preneed sales may have a negative impact on cash flow.

     Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust or escrow and the terms of the particular contract such as the size of the down payment required and the length of the contract. See “Summary of Current Accounting for Preneed Sales” under the heading “General.” In fiscal year 2000, we changed the terms and conditions of preneed sales contracts and commissions and moderated our preneed sales effort in order to reduce the initial negative impact on cash flow. Nevertheless, we will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced, and our ability to service debt could be adversely affected.

Price competition could reduce market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and the backlog.

Increased advertising or better marketing by competitors, or increased activity by competitors offering products or services over the Internet, could cause us to lose market share and revenues or cause us to incur increased costs in order to retain or recapture our market share.

     In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of preneed funeral services. Extensive advertising or effective marketing by competitors in local markets could cause us to lose market share and revenues or cause us to increase marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet.

Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

     As of October 31, 2002, $135.7 million of our long-term debt was subject to variable interest rates, although $100.0 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates, could increase our interest costs on our variable-rate long-term debt, which could decrease our net income and earnings per share.

Covenant restrictions under our senior secured credit facilities and senior subordinated note indenture limit our flexibility in operating our business.

     Our senior secured credit facility and the indenture governing the senior subordinated notes contain, among other things, covenants that restrict us and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. They limit, among other things, our subsidiary guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. In addition, the senior secured credit facility contains specific limits on capital expenditures as well as a requirement that we maintain a liquidity reserve that increases over time as long as any of the 6.70 percent Notes or 6.40 percent ROARS are outstanding. Furthermore, the senior secured credit facility requires us to maintain specified financial ratios and satisfy financial condition tests and prohibit payment of the 6.70 percent Notes and 6.40 percent ROARS unless thereafter our Available Liquidity, as defined, is no less than $25 million.

     These covenants may require us to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of those covenants could result in a default allowing the lenders to declare all amounts immediately due and payable.

Our projections for 2003 do not include any earnings from acquisition activity. Several important factors, among others, may affect our ability to consummate acquisitions.

     Our projections for 2003 do not include any earnings from acquisition activity. The actual level of acquisition activity, if any, will depend not only on the number of properties acquired, but also on the size of the acquisitions. Several important factors, among others, may affect our ability to consummate acquisitions. We may not be able to find a sufficient number of businesses for sale at prices we are willing to pay, particularly in view of our new pricing parameters and cash flow criteria. Acquisition activity, if any, will also depend on our ability to enter into new markets. Due in part to our lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than we have, such entry may be more difficult or expensive than we anticipate.

Risks Related to the Death Care Industry

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. For example, data obtained from the Centers for Disease Control and Prevention (“CDC”) indicate a decrease in deaths in the United States of 3.9 percent during our fiscal year ended October 31, 2002, compared to the same period in the prior year. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

     Our comparisons of the change in the number of families served to the change in the number of deaths reported by the CDC from time to time may not necessarily be meaningful. The CDC receives weekly mortality reports from 122 cities and metropolitan areas in the United States within two to three weeks from the date of death and reports the total number of deaths occurring in these areas each week based on the reports received from state health departments. The comparability of our funeral calls to the CDC data is limited, as reports from the state health departments are often delayed, and the 122 cities reporting to the CDC are not necessarily comparable with the markets in which we operate. Nonetheless, we believe that the CDC data is the most comprehensive data of this kind available.

The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, lesser profit margins than traditional funerals.

     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39 percent of the United States burial market by the year 2010, compared to 26 percent in 2000. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

     Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. During fiscal year 2000, we began to implement strategies based on a proprietary, extensive study of consumer preferences we commissioned in 1999. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.

Because the funeral and cemetery businesses are high fixed-cost businesses, positive or negative changes in revenue can have a disproportionately large effect on cash flow and profits.

     Companies in the funeral home and cemetery business must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenues.

Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

     The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations.

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. As discussed in Item 1 under the heading “Regulation,” Senator Dodd has recently proposed legislation that, if adopted, would more heavily regulate the death care industry. If adopted, this bill could result in an increase in our costs. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the death care industry, see “Regulation.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, our market risk sensitive instruments and positions are characterized as “other than trading.” Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, interest rates and the timing of transactions.

Marketable Equity Securities

     As of October 31, 2002 and 2001, our marketable equity securities subject to market risk consisted principally of investments held by our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had fair values of $476.0 million and $467.8 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $47.6 million and $46.8 million, respectively, in the fair value of such accounts.

     Our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts, which are managed by ITI, are detailed in Notes 4 and 5 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 12 to our consolidated financial statements included in Item 8.

     As of October 31, 2002 and 2001, the carrying values of our long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $430.1 million and $437.6 million, respectively, compared to fair values of $455.8 million and $463.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the average interest rates applicable to such debt, 80 and 85 basis points for 2002 and 2001, respectively, would result in changes of approximately $10.1 million and $15.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, during the first quarter of 1999, we entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement, which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. This swap expired on March 4, 2002. Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($4.0) million and ($2.1) million as of October 31, 2002 and October 31, 2001, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $1.8 million and $1.0 million in the fair value of these instruments as of October 31, 2002 and October 31, 2001, respectively.

     As of October 31, 2002 and 2001, the carrying values of our Term Loan B were $135.7 million and $270.0 million, respectively, compared to fair values of $136.5 million and $270.0 million, respectively. Of the $135.7 million outstanding under Term Loan B on October 31, 2002, $35.7 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $270.0 million outstanding under Term Loan B on October 31, 2001, $70.0 million was not hedged by the interest rate swap in effect at that time and was subject to short-term variable interest rates. In addition, the remaining $200.0 million outstanding under Term Loan B would have been subject to short-term variable interest rates upon the expiration of the interest rate swap on March 4, 2002. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million in our pretax earnings.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.

     As of October 31, 2002 and 2001, our fixed-income securities subject to market risk consisted principally of investments in our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had aggregate quoted market values of $127.0 million and $206.1 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $3.9 million and $6.5 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

     As of October 31, 2002 and 2001, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trust funds, and in perpetual care trust funds, had carrying values approximating their fair values of $167.9 million and $217.3 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our prearranged funeral and cemetery merchandise and services trust funds would not result in a change in our current pretax earnings. As such, as of October 31, 2002 and 2001, only $30.4 million and $35.4 million, respectively, of these short-term investments, which includes amounts in the perpetual care trust funds and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 20 and 60 basis points for 2002 and 2001, respectively, would result in changes of approximately $61,000 and $213,000, respectively, in our pretax earnings.

     The fixed-income securities, money market and other short-term investments owned by us are principally invested in our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts, which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

Trust Funds

     As of October 31, 2002, our marketable equity securities and fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. We estimate that each 100 basis point increase or decrease in the return on the preneed and perpetual care trust funds, based on October 31, 2002 balances, would result in an increase or decrease in our revenues associated with earnings from the perpetual care trust funds and the delivery of prearranged products and services of approximately $1.9 million in fiscal year 2003, approximate $2.9 million in 2004, $4.0 million in 2005 and $5.2 million in 2006.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the Company changed its method of accounting for preneed sales activities related to merchandise and cemetery services in 2001 and goodwill and other intangible assets in 2002.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 16, 2002

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2002	2001	2000

Revenues:
Funeral	$345,200	$410,253	$451,852
Cemetery	236,121	256,680	282,949

	581,321	666,933	734,801

Costs and expenses:
Funeral	257,049	318,608	335,163
Cemetery	179,488	197,138	220,598

	436,537	515,746	555,761

Gross profit	144,784	151,187	179,040
Corporate general and administrative expenses	17,261	18,020	19,763
Loss on assets held for sale and other charges (Note 11)	18,500	269,158	—

Operating earnings (loss)	109,023	(135,991)	159,277
Interest expense	(62,339)	(63,572)	(61,394)
Investment income	505	5,212	5,110
Other income, net	2,132	7,170	2,194

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	49,321	(187,181)	105,187
Income tax expense (benefit)	17,455	(33,997)	38,393

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	31,866	(153,184)	66,794
Extraordinary item — early extinguishment of debt, net of $3,648 income tax benefit (Note 12)	—	(5,472)	—
Cumulative effect of change in accounting principles, net of $166,669 income tax benefit (Note 3)	—	(250,004)	—

Net earnings (loss)	$31,866	$(408,660)	$66,794

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.30	$(1.43)	$.63
Extraordinary item — early extinguishment of debt	—	(.05)	—
Cumulative effect of change in accounting principles	—	(2.33)	—

Net earnings (loss)	$.30	$(3.81)	$.63

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.29	$(1.43)	$.63
Extraordinary item — early extinguishment of debt	—	(.05)	—
Cumulative effect of change in accounting principles	—	(2.33)	—

Net earnings (loss)	$.29	$(3.81)	$.63

Weighted average common shares outstanding (in thousands):
Basic	107,861	107,355	106,600

Diluted	108,299	107,355	106,603

Proforma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings			$57,449

Basic earnings per common share			$.54

Diluted earnings per common share			$.54

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalent investments	$28,190	$23,123
Marketable securities	2,588	2,614
Receivables, net of allowances	86,827	76,220
Inventories	41,666	43,068
Prepaid expenses	2,815	2,208
Deferred income taxes, net	1,348	2,537
Assets held for sale (Note 11)	8,479	163,823

Total current assets	171,913	313,593
Receivables due beyond one year, net of allowances	76,653	80,767
Prearranged receivables, net	1,200,914	1,230,744
Goodwill	491,810	491,810
Deferred charges	253,083	257,131
Cemetery property, at cost	388,065	386,002
Property and equipment, at cost:
Land	44,402	45,232
Buildings	304,125	299,085
Equipment and other	154,389	145,614

	502,916	489,931
Less accumulated depreciation	168,600	146,477

Net property and equipment	334,316	343,454
Deferred income taxes, net	95,794	132,004
Other assets	3,036	2,902

Total assets	$3,015,584	$3,238,407

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,

	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,689	$6,828
Accounts payable	11,113	6,073
Accrued payroll	13,903	17,212
Accrued insurance	14,764	16,992
Accrued interest	14,642	16,276
Accrued other	10,978	9,406
Liabilities associated with assets held for sale (Note 11)	2,911	103,568

Total current liabilities	75,000	176,355
Long-term debt, less current maturities	545,255	684,036
Prearranged deferred revenue, net	1,561,533	1,605,533
Other long-term liabilities	21,533	20,423

Total liabilities	2,203,321	2,486,347

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,469,572 and 104,071,027 shares at October 31, 2002 and 2001, respectively	104,470	104,071
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2002 and 2001; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	677,087	675,310
Retained earnings (accumulated deficit)	30,604	(1,262)
Accumulated other comprehensive loss:
Cumulative foreign translation adjustment	—	(26,957)
Unrealized depreciation of investments	(965)	(1,310)
Derivative financial instrument losses	(2,488)	(1,347)

Total accumulated other comprehensive loss	(3,453)	(29,614)

Total shareholders’ equity	812,263	752,060

Total liabilities and shareholders’ equity	$3,015,584	$3,238,407

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

						Unrealized
				Retained	Cumulative	Appreciation	Derivative
			Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common		Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock		Capital	Deficit)	Adjustment	Investments	Gains(Losses)	Equity

Balance October 31, 1999	$106,219	(1)	$671,891	$347,002	$(65,152)	$(3,348)	$—	$1,056,612
Comprehensive income (loss):
Net earnings				66,794				66,794
Other comprehensive loss:
Foreign translation adjustment					(38,401)			(38,401)
Unrealized depreciation of investments						(9,969)		(9,969)
Deferred income tax benefit on unrealized depreciation of investments						3,639		3,639

Total other comprehensive loss	—		—	—	(38,401)	(6,330)	—	(44,731)

Total comprehensive income (loss)	—		—	66,794	(38,401)	(6,330)	—	22,063
Issuance of common stock	613		1,767					2,380
Dividends ($.06 per share)				(6,398)				(6,398)

Balance October 31, 2000	$106,832	(1)	$673,658	$407,398	$(103,553)	$(9,678)	$—	$1,074,657

Balance October 31, 2000	$106,832	(1)	$673,658	$407,398	$(103,553)	$(9,678)	$—	$1,074,657
Comprehensive income (loss):
Net loss				(408,660)				(408,660)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation					74,754			74,754
Foreign translation adjustment					1,842			1,842
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101						8,494		8,494
Unrealized depreciation of investments						(205)		(205)
Deferred income tax benefit on unrealized depreciation of investments						79		79
Cumulative effect of change in accounting for derivative financial instrument							4,693	4,693
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument							(6,040)	(6,040)

Total other comprehensive income (loss)	—		—	—	76,596	8,368	(1,347)	83,617

Total comprehensive income (loss)	—		—	(408,660)	76,596	8,368	(1,347)	(325,043)
Issuance of common stock	794		1,652					2,446

Balance October 31, 2001	$107,626	(1)	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

						Unrealized
				Retained	Cumulative	Appreciation	Derivative
			Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common		Paid-In	(Accumulated	Translation	of	Instrument	Shareholders'
	Stock		Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 2001	$107,626	(1)	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060
Comprehensive income (loss):
Net earnings				31,866				31,866
Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation					35,902			35,902
Foreign translation adjustment					(8,945)			(8,945)
Unrealized appreciation of investments						512		512
Deferred income tax expense on unrealized appreciation of investments						(167)		(167)
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument							2,128	2,128
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument							(4,012)	(4,012)
Net deferred income tax on unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument							743	743

Total other comprehensive income (loss)	—		—	—	26,957	345	(1,141)	26,161

Total comprehensive income (loss)	—		—	31,866	26,957	345	(1,141)	58,027
Issuance of common stock	399		1,777					2,176

Balance October 31, 2002	$108,025	(1)	$677,087	$30,604	$—	$(965)	$(2,488)	$812,263

(1)	Amount includes shares of common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$31,866	$(408,660)	$66,794
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	18,500	269,158	—
Extraordinary item — early extinguishment of debt	—	5,472	—
Cumulative effect of change in accounting principles	—	250,004	—
Depreciation and amortization	56,177	79,192	54,267
Provision for doubtful accounts	11,499	15,190	35,877
Net (gains) losses realized on marketable securities	485	63	(1,079)
Net (gains) losses on sale of assets	(808)	626	—
Provision (benefit) for deferred income taxes	13,617	(39,884)	9,001
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	7,699	(9,137)	(20,897)
(Increase) decrease in deferred charges and intangible assets	5,943	1,565	(6,064)
(Increase) decrease in inventories and cemetery property	(2,219)	8,657	(8,336)
Decrease in accounts payable and accrued expenses	(5,597)	(2,526)	(6,751)
Change in prearranged activity	(13,816)	(19,786)	(17,687)
Prearranged acquisition costs	(31,240)	(33,668)	—
Increase in merchandise trust, less estimated cost to deliver merchandise	—	—	(39,541)
Increase (decrease) in other	(1,617)	806	3,967

Net cash provided by operating activities	90,489	117,072	69,551

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	169	4,544	65,100
Purchases of marketable securities and long-term investments	(42)	(1,920)	(13,771)
Proceeds from sale of assets, net	69,803	81,469	—
Purchases of subsidiaries, net of cash, seller financing and stock issued	—	—	(804)
Additions to property and equipment	(18,630)	(26,049)	(36,017)
Other	2,127	591	1,326

Net cash provided by investing activities	53,427	58,635	15,834

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2002	2001	2000

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—
Proceeds from long-term debt	—	725,000	8,366
Repayments of long-term debt	(139,502)	(977,973)	(23,150)
Debt issue costs	—	(34,271)	—
Issuance of common stock	858	915	2,380
Dividends	—	—	(6,398)

Net cash used in financing activities	(138,644)	(246,329)	(18,802)

Effect of exchange rates on cash and cash equivalents	(205)	2,150	(5,865)

Net increase (decrease) in cash	5,067	(68,472)	60,718
Cash and cash equivalents, beginning of year	23,123	91,595	30,877

Cash and cash equivalents, end of year	$28,190	$23,123	$91,595

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$(12,700)	$7,100	$30,400
Interest	$57,400	$56,700	$65,100
Noncash investing and financing activities:
Subsidiaries acquired through seller financing	$—	$—	$13,900
Issuance of common stock to fund employee benefit plan	$1,318	$1,531	$—

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis.

     As of October 31, 2002, the Company operated 307 funeral homes and 150 cemeteries in 29 states within the United States and Puerto Rico. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. In fiscal year 2002, the Company sold its remaining foreign operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries.

(2) Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 11 for a discussion of assets held for sale and liabilities associated with assets held for sale.

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

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 12.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (d)  Prearranged Trust Receivable

     The Company evaluates the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets are below the recorded prearranged receivable balance. A prearranged trust receivable is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable is deemed to be impaired, the trust receivable is reduced to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There is no income statement impact as long as the deferred revenue is not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings. During the fourth quarter of fiscal year 2002, the Company recorded a valuation allowance of $20,000 related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. See Note 4 for a discussion of the Company’s prearranged receivables and prearranged deferred revenue.

     (e)  Inventories

     Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories.

     (f)  Depreciation and Amortization

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 2002, 2001 and 2000, depreciation expense totaled approximately $26,226, $28,967 and $28,938, respectively.

     Goodwill or costs in excess of net assets of companies acquired, totaled approximately $491,810 as of October 31, 2002 and 2001. Accumulated amortization included in goodwill was $65,912 as of October 31, 2002 and 2001. The Company’s accounting for goodwill changed in the first quarter of fiscal year 2002 with the implementation of SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. The Company did not record any impairment loss upon implementation of SFAS No. 142. On at least an annual basis, the Company compares the fair value with the book value for each reporting unit. Prior to the implementation of SFAS No. 142, the Company amortized goodwill principally over 40 years using the straight-line method. For further discussion of SFAS No. 142, see Note 3.

     (g)  Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of the Company’s foreign subsidiaries were translated into U.S. dollars at the exchange rate in effect at the end of the period until they were sold, and revenues and expenses were translated at average exchange rates prevailing during the period until they were sold. The resulting translation adjustments were reflected in a separate component of shareholders’ equity. As discussed in Note 11,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

at the time of sale the Company realized comprehensive income and an increase to shareholders’ equity for the cumulative foreign currency translation adjustments related to the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in 2001 and Spain, Portugal, France, Canada and Argentina in 2002.

     In the first quarter of 2002, the Company recorded a $6,215 cumulative foreign translation adjustment related to its operations in Argentina. In previous years, the Argentine peso was valued at a one-to-one ratio with the U.S. dollar, and no foreign currency translation adjustment related to the Company’s operations in Argentina was necessary. Due to the depressed economic conditions existing in Argentina, the Argentine peso had significantly devalued, which necessitated the need for an adjustment.

     (h)  Stock-Based Compensation

     At October 31, 2002, the Company had five stock-based employee compensation plans, which are described in more detail in Note 15. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended October 31,

	2002	2001	2000

Net earnings (loss)	$31,866	$(408,660)	$66,794
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(3,799)	(4,963)	(4,855)

Pro forma net earnings (loss)	$28,067	$(413,623)	$61,939

Net earnings (loss) per common share:
Basic — as reported	$.30	$(3.81)	$.63

Basic — pro forma	$.26	$(3.85)	$.58

Diluted — as reported	$.29	$(3.81)	$.63

Diluted — pro forma	$.26	$(3.85)	$.58

     (i)  Funeral Revenue

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     Commissions and other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral services and prearranged funeral merchandise sales are deferred and amortized as the funeral contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred.

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

     Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds including the buildup in the face value of the insurance contracts are available to the Company as funeral services and merchandise are delivered.

     Effective November 1, 2000, the Company changed its method of accounting for preneed funeral merchandise. See the discussion of these accounting changes in Note 3.

     Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

     (j)  Cemetery Revenue

     Effective November 1, 2000, the Company changed its method of accounting for preneed sales of merchandise and cemetery services and cemetery merchandise trust earnings as discussed in Note 3.

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

     Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trust funds. The income from these funds, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, the trust fund corpus is

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

not reflected in the consolidated financial statements. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

     Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.

     (k)  Allowance for Doubtful Accounts

     The Company establishes a reserve based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience.

     (l)  Income Taxes

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management would provide a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. For additional information, see Note 14.

     (m)  Earnings Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options) had been issued during each period as discussed in Note 13.

     (n)  Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounts for its interest rate swaps as cash flow hedges whereby the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. For further information regarding the Company’s interest rate swaps, see Note 12.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (o)  Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements. These reclassifications had no effect on net earnings (loss) or shareholders’ equity. Beginning in fiscal year 2001, prearranged acquisition costs and the change in prearranged activity are included in operating activities in the accompanying statements of cash flows. These cash flows have characteristics of cash flows both from operating and investing activities. For comparative purposes, prearranged activity, as previously reported, has been reclassified in the accompanying statement of cash flows and resulted in a decrease in cash flows from operating activities for the year ended October 31, 2000 by $17,687 and an increase in cash flows from investing activities by a corresponding amount. In fiscal year 2002, interest expense and investment income are presented as individual line items in the consolidated statements of earnings. In fiscal year 2001 and 2000, interest expense and investment income were netted and presented as one line item in the consolidated statements of earnings. For comparative purposes, a reclassification has been made to the consolidated statements of earnings for fiscal years 2001 and 2000.

(3) Change in Accounting Principles

     (a)  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets"

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, the Company implemented it in the first quarter of fiscal year 2002.

     SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the statement. Any impairment loss recognized in connection with adoption of SFAS No. 142 is recorded as a change in accounting principle. The Company did not record any impairment loss upon implementation of SFAS No. 142.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

     Prior to the adoption of SFAS No. 142, the Company allocated goodwill amortization between its funeral and cemetery segments thereby impacting funeral and cemetery gross profit. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The following is a reconciliation of net earnings (loss) and net earnings (loss) per share for the years ended October 31, 2002, 2001 and 2000, adjusted for the elimination of goodwill amortization required by SFAS No. 142.

	Year Ended October 31,

	2002	2001	2000

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$31,866	$(153,184)	$66,794
Goodwill amortization (net of tax)	—	17,459	17,812

Adjusted earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	31,866	(135,725)	84,606
Extraordinary item — early extinguishment of debt	—	(5,472)	—
Cumulative effect of change in accounting principles	—	(250,004)	—

Adjusted net earnings (loss)	$31,866	$(391,201)	$84,606

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.30	$(1.43)	$.63
Goodwill amortization	—	.17	.17

Adjusted earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.30	(1.26)	.80
Extraordinary item — early extinguishment of debt	—	(.05)	—
Cumulative effect of change in accounting principles	—	(2.33)	—

Adjusted net earnings (loss)	$.30	$(3.64)	$.80

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	$.29	$(1.43)	$.63
Goodwill amortization	—	.17	.17

Adjusted earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	.29	(1.26)	.80
Extraordinary item — early extinguishment of debt	—	(.05)	—
Cumulative effect of change in accounting principles	—	(2.33)	—

Adjusted net earnings (loss)	$.29	$(3.64)	$.80

The carrying amount of goodwill at October 31, 2002 and 2001 amounted to $491,810.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

     (b)  SAB No. 101

     The Company reached a final resolution on discussions with the Securities and Exchange Commission on Staff Accounting Bulletin (“SAB”) No. 101 — “Revenue Recognition in Financial Statements” as it relates to prearranged sales activities. Although not required to implement SAB No. 101 until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first quarter of fiscal year 2001. The accounting for the Company’s preneed sales activities was affected as follows:

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

     The implementation of SAB No. 101 resulted in several changes to the Company’s balance sheet including the addition of two new categories: prearranged receivables, net and prearranged deferred revenue, net. Prearranged receivables are related to preneed sales of funeral and cemetery merchandise and services. Prearranged receivables represent the funds owed to the Company (1) from preneed funeral merchandise and services trusts and from preneed cemetery merchandise and services trusts, which represent amounts already paid by customers, as well as realized earnings on those amounts, (2) from customers and (3) from insurance companies. Prearranged deferred revenue represents the revenue the Company will recognize upon delivery of the preneed funeral and cemetery merchandise and services at the time of need. The net change in prearranged receivables and prearranged deferred revenue is recognized in the cash flow statement in the operating section as a change in prearranged activity.

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

     All direct costs that vary with and are primarily related to the acquisition of new sales of preneed funeral and cemetery merchandise and cemetery services are now included in deferred charges (asset). Previously, these costs were expensed as incurred. Also included in deferred charges are the costs to acquire preneed funeral service sales, which is consistent with the Company’s historical accounting methods. The cost to acquire all preneed merchandise and service sales are included in the operating section of the cash flow statement as prearranged acquisition costs.

     The Company filed a Form 8-K dated March 14, 2001 which describes in detail its current accounting methods as compared to its previous accounting methods.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 in fiscal year 2003 will have no impact on its financial condition or results of operations.

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

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions — An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provision of this statement related to the application

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles—(Continued)

of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The Company believes that the adoption of SFAS No. 147 will have no impact on its financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, which will be the Company’s first quarter of fiscal 2003. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has not assessed the impact, if any, of the adoption of FIN 45.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company early adopted the disclosure provisions of SFAS No. 148 and presented the pro forma effects of SFAS No. 123 for fiscal years 2002, 2001 and 2000 in Note 2.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Prearranged Receivables and Prearranged Deferred Revenue

     Prearranged receivables are comprised of funds owed to the Company for the preneed sale of funeral and cemetery merchandise and services (1) from preneed funeral merchandise and service trusts and from preneed cemetery merchandise and service trusts, which represent amounts already paid by customers, as well as realized earnings on those amounts, (2) from customers and (3) from insurance companies.

     Prearranged receivables are comprised of the following:

	October 31,

	2002	2001

Amounts due from preneed funeral trust and escrow accounts	$538,180	$537,096
Amounts due from preneed cemetery merchandise trust funds and escrow accounts	227,588	219,270
Amounts due from customers	152,987	199,619
Amounts due from insurance companies	302,159	274,759
Valuation allowance for amounts due from trust fund accounts	(20,000)	—

Net prearranged receivables	$1,200,914	$1,230,744

     Amounts due from preneed funeral trust fund and escrow accounts are comprised of the following investments:

	October 31,

	2002	2001

U.S. Government, agencies and municipalities	$8,158	$10,993
Canadian Government, agencies and municipalities	—	29,574
Corporate bonds	53,571	69,579
Preferred stocks	81,195	73,859
Common stocks	281,666	242,925
Money market funds and other short-term investments	88,335	129,763
Mutual funds	20,258	14,373
Insurance contracts and other long-term investments	4,997	4,997
less Canadian funeral trust investments held for sale	—	(38,967)

Total value at cost	538,180	537,096
Net unrealized depreciation	(116,760)	(65,876)

Total value at market	$421,420	$471,220

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)

     Amounts due from preneed cemetery merchandise trust fund and escrow accounts are comprised of the following investments:

	October 31,

	2002	2001

U.S. Government, agencies and municipalities	$1,509	$3,172
Corporate bonds	33,389	46,078
Preferred stocks	29,877	23,789
Common stocks	137,924	112,870
Money market funds and other short-term investments	20,652	29,884
Mutual funds	4,112	3,352
Insurance contracts and other long-term investments	125	125

Total value at cost	227,588	219,270
Net unrealized depreciation	(60,010)	(38,980)

Total value at market	$167,578	$180,290

     The amounts due from customers represent installment contracts bearing interest at prevailing rates. The Company also has similar installment contracts for the preneed sale of cemetery property as discussed in Note 8. The total finance charges earned related to preneed funeral and cemetery merchandise and services, as well as preneed cemetery property, amounted to $17,920, $23,660 and $27,141 for fiscal years 2002, 2001 and 2000, respectively. Finance charges earned are included in funeral and cemetery revenue.

Prearranged Deferred Revenue

     Prearranged deferred revenue is comprised of the following:

	October 31,

	2002	2001

Prearranged deferred funeral service and merchandise revenue	$1,053,852	$1,055,492
Prearranged deferred cemetery property, merchandise and service revenue	527,681	550,041
Valuation allowance	(20,000)	—

Net prearranged deferred revenue	$1,561,533	$1,605,533

     The prearranged deferred funeral service and merchandise revenue includes $302,159 and $274,759 related to insurance-funded sales as of October 31, 2002 and 2001, respectively. Both the prearranged deferred funeral service and merchandise revenue and prearranged deferred cemetery property, merchandise and service revenue include deferred trust earnings as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Current Accounting for Trust and Escrow Account Earnings” included in Item 7.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Perpetual Care Trust Funds

     The following summary reflects the Company’s perpetual care trust fund account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements. Funds held in trust are invested, and the earnings withdrawn from the trust fund accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 2002, 2001 and 2000, such withdrawals included in cemetery revenue totaled $11,275, $14,454 and $16,630, respectively.

	October 31,

	2002	2001

Perpetual care trust funds:
Investments at market value	$179,167	$194,999
Amounts to be collected under existing agreements	7,358	8,429

	$186,525	$203,428

Investments consist of:
U.S. Government, agencies and municipalities	$5,286	$8,140
Corporate bonds	23,482	27,317
Preferred stocks	64,535	54,956
Common stocks	95,500	87,911
Money market funds and other short-term investments	20,646	25,335
Mutual funds	7,652	6,585
Other long-term investments	73	211

Total value at cost	217,174	210,455
Net unrealized depreciation	(38,007)	(15,456)

Total value at market	$179,167	$194,999

(6) Cash and Cash Equivalent Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits. The October 31, 2002 and 2001 balances below include $2 and $5,072 of cash and cash equivalent investments of assets held for sale, respectively.

	October 31,

	2002	2001

Cash	$28,071	$21,706
Cash equivalent investments	119	1,417

	$28,190	$23,123

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(7) Marketable Securities

     The market value of marketable securities as of October 31, 2002 and 2001 was $2,588 and $2,614, respectively, which included gross unrealized losses of $1,557 and $2,071, respectively. The Company realized net losses on marketable securities of $485 and $63 for the years ended October 31, 2002 and 2001, respectively, and a net gain of $1,079 in the year ended October 31, 2000. The cost of securities sold was determined by using the average cost method.

(8) Receivables

	October 31,

	2002	2001

Current receivables are summarized as follows:
Installment contracts due within one year	$33,755	$34,653
Trade, tax and other receivables	44,586	28,503
Allowance for sales cancellations and doubtful accounts	(3,369)	(5,348)
Amounts to be collected for perpetual care funds	(2,129)	(2,309)

	72,843	55,499
Funeral receivables	13,984	20,721

Net current receivables	$86,827	$76,220

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$87,750	$95,762
Allowance for sales cancellations and doubtful accounts	(5,868)	(8,875)
Amounts to be collected for perpetual care funds	(5,229)	(6,120)

Net long-term receivables	$76,653	$80,767

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(8) Receivables—(Continued)

     With the implementation of accounting changes effective November 1, 2000, installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables on preneed cemetery merchandise and service sales are included in prearranged receivables as discussed in Note 4.

     The Company’s receivables as of October 31, 2002 are expected to mature as follows:

Years ending October 31,
2003	$86,827
2004	11,914
2005	11,753
2006	12,533
2007	7,860
Thereafter	32,593

$163,480

(9) Inventories and Cemetery Property

     Inventories are comprised of the following:

	October 31,

	2002	2001

Developed cemetery property	$13,533	$14,727
Merchandise and supplies	28,133	28,341

	$41,666	$43,068

     Cemetery property is comprised of the following:

	October 31,

	2002	2001

Developed cemetery property	$89,620	$82,840
Undeveloped cemetery property	298,445	303,162

	$388,065	$386,002

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. The Company evaluates the recoverability of the cost of undeveloped cemetery property by comparison with undiscounted expected future cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     (10)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of October 31, 2002 and 2001, and for the three fiscal years ended October 31, 2002, 2001 and 2000, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$285,754	$59,446	$—	$345,200
Cemetery	—	211,771	24,350	—	236,121

	—	497,525	83,796	—	581,321

Costs and expenses:
Funeral	—	210,005	47,044	—	257,049
Cemetery	—	156,446	23,042	—	179,488

	—	366,451	70,086	—	436,537

Gross profit	—	131,074	13,710	—	144,784
Corporate general and administrative expenses	17,411	(150)	—	—	17,261
Loss on assets held for sale	—	688	17,812	—	18,500

Operating earnings (loss)	(17,411)	130,536	(4,102)	—	109,023
Interest income (expense)	51,947	(86,959)	(27,327)	—	(62,339)
Investment income	486	—	19	—	505
Other income, net	738	931	463	—	2,132

Earnings (loss) before income taxes	35,760	44,508	(30,947)	—	49,321
Income tax expense	8,838	5,527	3,090	—	17,455

Net earnings (loss) before equity in subsidiaries	26,922	38,981	(34,037)	—	31,866

Equity in subsidiaries	4,944	—	—	(4,944)	—

Net earnings (loss)	31,866	38,981	(34,037)	(4,944)	31,866
Other comprehensive income, net	26,161	1,310	26,957	(28,267)	26,161

Comprehensive income (loss)	$58,027	$40,291	$(7,080)	$(33,211)	$58,027

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     (10)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$280,315	$129,938	$—	$410,253
Cemetery	—	224,137	32,543	—	256,680

	—	504,452	162,481	—	666,933

Costs and expenses:
Funeral	—	215,682	102,926	—	318,608
Cemetery	—	164,436	32,684	18	197,138

	—	380,118	135,610	18	515,746

Gross profit	—	124,334	26,871	(18)	151,187
Corporate general and administrative expenses	17,978	42	—	—	18,020
Loss on assets held for sale and other charges	—	29,430	239,728	—	269,158

Operating earnings (loss)	(17,978)	94,862	(212,857)	(18)	(135,991)
Interest income (expense)	72,118	(90,947)	(44,743)	—	(63,572)
Investment income	2,632	—	2,580	—	5,212
Other income, net	2,763	3,054	1,353	—	7,170

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	59,535	6,969	(253,667)	(18)	(187,181)
Income tax expense (benefit)	(30,899)	967	(4,059)	(6)	(33,997)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	90,434	6,002	(249,608)	(12)	(153,184)
Extraordinary item — early extinguishment of debt	(5,472)	—	—	—	(5,472)
Cumulative effect of change in accounting principles	—	(214,356)	(35,648)	—	(250,004)

Net earnings (loss) before equity loss in subsidiaries	84,962	(208,354)	(285,256)	(12)	(408,660)

Equity loss in subsidiaries	(493,622)	—	—	493,622	—

Net loss	(408,660)	(208,354)	(285,256)	493,610	(408,660)
Other comprehensive income, net	83,617	8,368	76,596	(84,964)	83,617

Comprehensive loss	$(325,043)	$(199,986)	$(208,660)	$408,646	$(325,043)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

     Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$286,080	$165,772	$—	$451,852
Cemetery	—	248,434	34,515	—	282,949

	—	534,514	200,287	—	734,801

Costs and expenses:
Funeral	(250)	209,611	125,802	—	335,163
Cemetery	—	186,436	34,155	7	220,598

	(250)	396,047	159,957	7	555,761

Gross profit	250	138,467	40,330	(7)	179,040
Corporate general and administrative expenses	19,810	—	—	(47)	19,763

Operating earnings (loss)	(19,560)	138,467	40,330	40	159,277
Interest income (expense)	55,571	(79,665)	(37,300)	—	(61,394)
Investment income	2,900	—	2,210	—	5,110
Other income (expense), net	(953)	2,505	642	—	2,194

Earnings before income taxes	37,958	61,307	5,882	40	105,187
Income tax expense	12,647	23,728	2,003	15	38,393

Net earnings before equity in subsidiaries	25,311	37,579	3,879	25	66,794

Equity in subsidiaries	41,483	—	—	(41,483)	—

Net earnings	66,794	37,579	3,879	(41,458)	66,794
Other comprehensive loss, net	(44,731)	(6,330)	(38,401)	44,731	(44,731)

Comprehensive income (loss)	$22,063	$31,249	$(34,522)	$3,273	$22,063

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$24,752	$3,209	$229	$—	$28,190
Marketable securities	755	26	1,807	—	2,588
Receivables, net of allowances	24,340	41,131	21,356	—	86,827
Inventories	407	32,987	8,272	—	41,666
Prepaid expenses	706	2,032	77	—	2,815
Deferred income taxes, net	591	757	—	—	1,348
Assets held for sale	—	7,937	542	—	8,479

Total current assets	51,551	88,079	32,283	—	171,913
Receivables due beyond one year, net of allowances	—	52,020	24,633	—	76,653
Prearranged receivables, net	—	1,181,775	19,139	—	1,200,914
Goodwill	—	452,143	39,667	—	491,810
Deferred charges	8,716	224,959	19,408	—	253,083
Cemetery property, at cost	—	364,830	23,235	—	388,065
Property and equipment, at cost	29,028	432,492	41,396	—	502,916
Less accumulated depreciation	13,385	144,059	11,156	—	168,600

Net property and equipment	15,643	288,433	30,240	—	334,316
Deferred income taxes, net	30,794	63,980	1,020	—	95,794
Investment in subsidiaries	150,555	—	—	(150,555)	—
Other assets	1,981	1,055	—	—	3,036

	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,689	$—	$—	$—	$6,689
Accounts payable	880	9,836	397	—	11,113
Accrued expenses	21,247	27,744	5,296	—	54,287
Liabilities associated with assets held for sale	—	2,896	15	—	2,911

Total current liabilities	28,816	40,476	5,708	—	75,000
Long-term debt, less current maturities	515,255	—	30,000	—	545,255
Intercompany payables, net	(1,112,077)	1,071,567	40,510	—	—
Prearranged deferred revenue, net	—	1,469,680	91,853	—	1,561,533
Other long-term liabilities	14,983	6,550	—	—	21,533

Total liabilities	(553,023)	2,588,273	168,071	—	2,203,321

Common stock	108,025	336	53	(389)	108,025
Other	707,691	128,665	21,501	(150,166)	707,691
Accumulated other comprehensive loss	(3,453)	—	—	—	(3,453)

Total shareholders’ equity	812,263	129,001	21,554	(150,555)	812,263

	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$22,537	$(5,636)	$6,222	$—	$23,123
Marketable securities	727	115	1,772	—	2,614
Receivables, net of allowances	9,006	39,345	27,869	—	76,220
Inventories	281	31,062	11,725	—	43,068
Prepaid expenses	629	1,506	73	—	2,208
Deferred income taxes, net	307	(1,805)	4,035	—	2,537
Assets held for sale	—	16,550	147,273	—	163,823

Total current assets	33,487	81,137	198,969	—	313,593
Receivables due beyond one year, net of allowances	—	44,402	36,365	—	80,767
Prearranged receivables	—	1,208,189	22,555	—	1,230,744
Goodwill	—	452,143	39,667	—	491,810
Deferred charges	8,519	229,495	19,117	—	257,131
Cemetery property, at cost	—	362,767	23,235	—	386,002
Property and equipment, at cost	26,512	422,370	41,049	—	489,931
Less accumulated depreciation	9,912	127,053	9,512	—	146,477

Net property and equipment	16,600	295,317	31,537	—	343,454
Deferred income taxes, net	60,847	73,219	(2,062)	—	132,004
Other assets	1,867	1,035	—	—	2,902

	$121,320	$2,747,704	$369,383	$—	$3,238,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,828	$—	$—	$—	$6,828
Accounts payable	(265)	4,933	1,405	—	6,073
Accrued expenses	20,866	34,058	4,962	—	59,886
Liabilities associated with assets held for sale	—	7,844	95,724	—	103,568

Total current liabilities	27,429	46,835	102,091	—	176,355
Long-term debt, less current maturities	654,036	—	30,000	—	684,036
Intercompany payables, net	(1,344,251)	1,088,317	255,934	—	—
Prearranged deferred revenue	250	1,515,128	90,155	—	1,605,533
Other long-term liabilities	31,796	8,714	—	(20,087)	20,423

Total liabilities	(630,740)	2,658,994	478,180	(20,087)	2,486,347

Common stock	107,626	336	53	(389)	107,626
Other	674,048	89,684	(81,893)	(7,791)	674,048
Accumulated other comprehensive loss	(29,614)	(1,310)	(26,957)	28,267	(29,614)

Total shareholders’ equity (deficit)	752,060	88,710	(108,797)	20,087	752,060

	$121,320	$2,747,704	$369,383	$—	$3,238,407

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$56,082	$32,498	$1,909	$—	$90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	—	169	—	169
Purchases of marketable securities and long-term investments	—	—	(42)	—	(42)
Proceeds from sale of assets, net	61,887	7,916	—	—	69,803
Additions to property and equipment	(2,552)	(15,197)	(881)	—	(18,630)
Other	1,391	378	358	—	2,127

Net cash provided by (used in) investing activities	60,726	(6,903)	(396)	—	53,427

Cash flows from financing activities:
Repayments of long-term debt	(138,390)	—	(1,112)	—	(139,502)
Intercompany receivables (payables)	22,939	(16,750)	(6,189)	—	—
Issuance of common stock	858	—	—	—	858

Net cash used in financing activities	(114,593)	(16,750)	(7,301)	—	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)	—	(205)

Net increase (decrease) in cash	2,215	8,845	(5,993)	—	5,067
Cash and cash equivalents, beginning of year	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of year	$24,752	$3,209	$229	$—	$28,190

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$73,136	$76,106	$(32,170)	$—	$117,072

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	4,464	80	—	4,544
Purchases of marketable securities and long-term investments	(16)	—	(1,904)	—	(1,920)
Proceeds from sale of assets, net	74,131	7,338	—	—	81,469
Additions to property and equipment	—	(23,295)	(2,754)	—	(26,049)
Other	(997)	1,197	391	—	591

Net cash provided by (used in) investing activities	73,118	(10,296)	(4,187)	—	58,635

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—	—	40,000
Proceeds from long-term debt	725,000	—	—	—	725,000
Repayments of long-term debt	(927,503)	—	(50,470)	—	(977,973)
Intercompany receivables (payables)	52,280	(111,147)	58,867	—	—
Debt issue costs	(34,271)	—	—	—	(34,271)
Issuance of common stock	915	—	—	—	915

Net cash provided by (used in) financing activities	(183,579)	(71,147)	8,397	—	(246,329)

Effect of exchange rates on cash and cash equivalents	—	—	2,150	—	2,150

Net decrease in cash	(37,325)	(5,337)	(25,810)	—	(68,472)
Cash and cash equivalents, beginning of year	59,862	(299)	32,032	—	91,595

Cash and cash equivalents, end of year	$22,537	$(5,636)	$6,222	$—	$23,123

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$39,948	$24,598	$5,005	$—	$69,551

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	2,990	45,624	16,486	—	65,100
Purchases of marketable securities and long-term investments	(5,426)	(4,285)	(4,060)	—	(13,771)
Purchases of subsidiaries, net of cash, seller financing and stock issued	—	(804)	—	—	(804)
Additions to property and equipment	(2,936)	(28,669)	(4,412)	—	(36,017)
Other	—	1,192	134	—	1,326

Net cash provided by (used in) investing activities	(5,372)	13,058	8,148	—	15,834

Cash flows from financing activities:
Proceeds from long-term debt	8,366	—	—	—	8,366
Repayments of long-term debt	(12,344)	—	(10,806)	—	(23,150)
Intercompany receivables (payables)	21,593	(39,604)	18,011	—	—
Issuance of common stock	2,380	—	—	—	2,380
Dividends	(6,398)	—	—	—	(6,398)

Net cash provided by (used in) financing activities	13,597	(39,604)	7,205	—	(18,802)

Effect of exchange rates on cash and cash equivalents	—	—	(5,865)	—	(5,865)

Net increase (decrease) in cash	48,173	(1,948)	14,493	—	60,718
Cash and cash equivalents, beginning of year	11,689	1,649	17,539	—	30,877

Cash and cash equivalents, end of year	$59,862	$(299)	$32,032	$—	$91,595

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11) Loss on Assets Held for Sale and Other Charges

     During the third quarter of fiscal year 2001, the Company adopted a formal plan to sell its foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. In addition, it reviewed non-competition agreements that it had entered into with sellers, key employees and others in connection with previous acquisitions, and it decided to relieve some of these individuals from the obligations not to compete, although payments would continue to be made in accordance with the contract terms.

     Based on its progress at that time and management’s and the Board of Directors’ decision to proceed with the sales of its foreign operations and certain domestic assets if acceptable prices and terms could be obtained, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” in the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon then current offers from interested parties or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pretax noncash charge to earnings of $269,158 ($205,089 after-tax, of which $187,329 related to foreign operations) in the third quarter of 2001. Primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, the Company re-evaluated the expected loss on the disposition of the assets held for sale and recorded an aggregate pretax noncash charge to earnings of $18,500 ($11,200 after-tax) in the third quarter of 2002.

     The portion of the charge to equity in the third quarter of fiscal year 2001 that related to foreign operations was equal to the entire foreign-related after-tax charge to earnings of $187,329. However, the Company had already reduced equity for the cumulative foreign translation adjustment incurred in each period that it had owned these businesses. Therefore, in the periods in which the sale of each of the foreign operations was consummated, the cumulative foreign translation adjustment relating to the operation sold was reversed and included in comprehensive income, resulting in a corresponding increase in equity. During the fourth quarter of fiscal year 2001, the Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations and realized comprehensive income and an increase in shareholders’ equity for the cumulative foreign currency translation related to these operations, which equaled $74,754. During fiscal year 2002, the Company sold its operations in Spain, Portugal, France, Canada and Argentina and realized comprehensive income and an increase in shareholders’ equity for the cumulative foreign translation adjustments related to these operations, which amounted to $35,902.

     In the consolidated statements of earnings, the impairment charges related to these writedowns and the writedowns of the non-competition agreements are reflected in the “loss on assets held for sale and other charges” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At October 31, 2001, the assets held for sale (excluding $5,072 of cash and cash equivalent investments of the operations held for sale as of October 31, 2001), and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of all of the Company’s foreign operations and certain domestic assets, primarily funeral home real estate and excess cemetery property. At October 31, 2002, the assets held for sale (excluding $2 of cash and cash equivalent investments of the operations held for sale as of October 31, 2002) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral home real estate.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11) Loss on Assets Held for Sale and Other Charges—(Continued)

     A summary of the assets and liabilities included in these line items is as follows:

	October 31,

	2002	2001

Assets
Receivables, net of allowances	$590	$35,762
Inventories and other current assets	876	6,080
Net property and equipment	2,384	47,690
Prearranged receivables, net	2,460	43,481
Goodwill	244	8,031
Deferred charges and other assets	1,100	13,753
Cemetery property	825	8,731
Long-term investments	—	295

Assets held for sale	$8,479	$163,823

Liabilities
Current liabilities	$561	$22,136
Deferred income taxes, net	299	9,362
Prearranged deferred revenue, net	2,051	62,376
Long-term debt	—	2,603
Other long-term liabilities	—	7,091

Liabilities associated with assets held for sale	$2,911	$103,568

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the years ended October 31, 2002, 2001 and 2000 were as follows:

	Year Ended October 31,

	2002	2001	2000

Revenues	$47,183	$122,999	$155,872

Operating earnings	$4,509	$14,900	$22,129

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Long-term Debt

	October 31,	October 31,
	2002	2001

Long-term debt:
Senior secured credit facility:
Revolving credit facility	$—	$—
Term Loan B	135,750	270,000
6.40% ROARS	101,563	102,096
6.70% Notes	100	100
10.75% senior subordinated notes due 2008	300,000	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 6.5% and 6.6% as of October 31, 2002 and 2001, respectively, partially secured by assets of subsidiaries, with maturities through 2022	14,531	21,271

Total long-term debt	551,944	693,467
Less debt associated with assets held for sale	—	2,603
Less current maturities	6,689	6,828

	$545,255	$684,036

     On June 29, 2001, the Company completed refinancing transactions that retired (1) the $600,000 unsecured revolving credit facility under which $442,000 was outstanding and was scheduled to mature on April 30, 2002, (2) $99,900 of the 6.70 percent Notes which mature in December 2003, (3) $100,103 of the 6.40 percent ROARS which will mature or be remarketed in May 2003, subject to market conditions and (4) $64,762 of privately held senior notes, which had varying maturities from fiscal years 2002 through 2007. These amounts constituted all of the Company’s long-term debt, except for $99,997 in publicly held senior notes that remain outstanding and $23,697 of debt incurred or assumed in connection with acquisitions, of which $14,531 remains outstanding as of October 31, 2002. The Company also incurred charges in the third quarter of fiscal year 2001 in the amount of $5,472 (net of a $3,648 income tax benefit) relating to the early extinguishment of debt.

     The new financing consisted of a $550,000 senior secured credit facility and $300,000 of senior subordinated notes. The senior secured credit facility consists of (1) a $175,000 four-year revolving credit facility (on which the Company had drawn $50,000 at the closing of the refinancing transactions), (2) a $75,000 18-month asset sale term loan and (3) a $300,000 five-year Term Loan B.

     The $75,000 18-month asset sale term loan outstanding upon the completion of the refinancing transactions was repaid in full in August 2001. The $50,000 outstanding under the revolving credit facility was repaid in full by October 31, 2001, and nothing was drawn in fiscal year 2002. Of the $300,000 Term Loan B outstanding upon the completion of the refinancing transactions, $30,000 in prepayments were made in October 2001, $2,500 in scheduled payments were made in fiscal year 2002 and $131,750 in prepayments were made in fiscal year 2002. The following annual amounts will mature on a quarterly basis each fiscal year for Term Loan B: $2,500 per year for 2003 and 2004, $65,625 for 2005 and $65,125 for 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Long-term Debt—(Continued)

     The applicable margins for Eurodollar rate loans under the revolving credit facility and Term Loan B are generally subject to quarterly adjustments based upon the Company’s consolidated leverage ratio. The applicable margins range from 200.0 to 275.0 basis points for revolving loans and 312.5 to 337.5 basis points for Term Loan B. In addition, the Company will pay a commitment fee of 50.0 to 62.5 basis points, based on the Company’s consolidated leverage ratio, on the unused portion of the revolving credit facility. In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200,000. Under the terms of the agreement, effective March 4, 1999, the Company paid a fixed rate of 4.915 percent and received three-month LIBOR. This swap expired on March 4, 2002. On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50,000. The first agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The effective rate to the Company of the debt hedged by the interest rate swaps includes the fixed swap rates of 3.65 percent and 4.265 percent plus, in each case, the applicable margin under the Company’s senior secured credit facility relative to the underlying debt, which margin is based upon the Company’s consolidated leverage ratio, as defined in the senior secured credit facility. As of October 31, 2002, that margin was 337.5 basis points, resulting in effective rates of 7.025 percent and 7.64 percent on each $50,000 swapped. As of October 31, 2002, the Company had $135,750 outstanding under its Term Loan B, $35,750 of which was not hedged by the interest rate swap agreement and was subject to a short-term variable interest rate of approximately 5.1 percent.

     The new senior secured credit facility contains affirmative and negative covenants. The covenants include required reserves, mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings, limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions, limitations on lease payments, limitations on negative pledges and limitations on transactions with affiliates. In addition, the credit agreement contains the following financial covenants: (1) a maximum leverage ratio, (2) a minimum fixed charge coverage ratio and (3) a minimum interest coverage ratio. The financial covenants are required to be calculated on a consolidated basis after giving pro forma effect to permitted asset dispositions and acquisitions. Capital expenditures are limited to $45,000 in fiscal year 2002, $50,000 in fiscal year 2003 and $55,000 for each fiscal year thereafter, with a provision for the carryover of certain unused amounts under certain circumstances.

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

     All obligations under the new senior secured credit facility, including the guarantees, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Long-term Debt—(Continued)

     In December 1996, the Company issued $100,000 of 6.70 percent Notes due 2003. In connection with the refinancing transactions described above, the Company repurchased $99,900 of these Notes on June 29, 2001. The remaining 6.70 percent Notes are now secured equally and ratably with the new senior secured credit facility. The 6.70 percent Notes are not redeemable prior to maturity and are not entitled to the benefit of any mandatory redemption or sinking fund. Interest on the 6.70 percent Notes is payable semi-annually on December 1 and June 1 of each year. As of October 31, 2002 and 2001, the carrying value of these notes, including accrued interest, was $103, whereas the fair value was $103 and $102, respectively.

     In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities (“ROARS”) due May 1, 2013 (remarketing date May 1, 2003). In connection with the refinancing transactions described above, the Company repurchased $100,103 of the ROARS on June 29, 2001. The remaining 6.40 percent ROARS are now secured equally and ratably with the new senior secured credit facility. Interest on the 6.40 percent ROARS is payable semi-annually on November 1 and May 1 of each year. Outstanding 6.40 percent ROARS must be redeemed by the Company or remarketed by the remarketing dealer on May 1, 2003. If the remarketing dealer does not elect to remarket the 6.40 percent ROARS, the Company must redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest. If the remarketing dealer elects to remarket the 6.40 percent ROARS, the Company may override that election by choosing to redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest, in which case the Company will be obligated to pay the remarketing dealer the value of its remarketing right, which was $10,753 as of October 31, 2002. If the 6.40 percent ROARS are remarketed, holders immediately prior to May 1, 2003 must tender them to the remarketing dealer for purchase on May 1, 2003 for a purchase price of 100 percent of their principal amount plus accrued interest. Except as described above, the 6.40 percent ROARS are not redeemable prior to maturity and are not entitled to the benefit of any mandatory redemption or sinking fund. If remarketed, the 6.40 percent ROARS will become due May 1, 2013, and the coupon for the remaining term will be 5.44 percent (which was the 10-year United States Treasury rate at the time of initial issuance) plus the Company’s then current credit spread. As of October 31, 2002, the Company had sufficient availability under its revolving credit facility to redeem the ROARS, and after giving effect to the redemption, the Company would have Available Liquidity, as defined in the senior secured credit facility, of no less than $25,000. Accordingly, the Company has classified the ROARS as long-term debt. As of October 31, 2002 and 2001, the carrying value of these notes, including accrued interest and the unamortized portion of the remarketing option premium, was $104,760 and $105,293, whereas the fair value was $104,767 and $105,704, respectively.

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

     The 10.75 percent senior subordinated notes due in 2008 are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt of the Company and are pari passu in right of payment with any future senior subordinated indebtedness of the Company. The notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries (see Note 10). Interest on the notes accrues at the rate of 10.75 percent per annum and is payable semi-annually in arrears on January 1 and July 1. As of October 31, 2001, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,929 and $335,887, respectively. As of October 31, 2002, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $336,418, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Long-term Debt—(Continued)

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

     Section 10.9 of the Company’s credit agreement permits the payment of dividends on the Company’s common stock in an aggregate amount of up to $8,500 in any fiscal year, provided that the Company’s consolidated leverage ratio is not greater than 2.75 to 1.00, the Company’s fixed charge ratio is not less than 2.25 to 1.00 and there is no default or event of default. In addition, Section 4.07 of the indenture governing the Company’s senior subordinated notes permits the payment of dividends if the aggregate dividends and other restricted payments since the issuance of the notes are less than the sum of, generally, 50 percent of the Company’s consolidated net income plus 100 percent of net cash proceeds from the sale of any equity interests, in each case since the issuance of the notes, plus $15,000; provided, that the Company is able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio covenant and there is no default or event of default. Under these restrictions, the Company is prohibited from the payment of any dividends as of October 31, 2002.

     As of October 31, 2002, the Company’s subsidiaries had approximately $14,531 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $6,870 of this debt is secured by liens on the stock or assets of the related subsidiaries. Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2003 through October 31, 2007, are approximately $106,586 in 2003 (including $99,897 related to the ROARS which are classified as long-term debt as discussed above), $6,528 in 2004, $67,450 in 2005, $66,004 in 2006 and $660 in 2007. Scheduled principal payments thereafter are $303,050. Long-term debt of $551,944 as of October 31, 2002 includes $1,666 related to the unamortized ROARS option premium.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Year Ended October 31, 2002
Net earnings	$31,866

Basic earnings per common share:
Net earnings available to common shareholders	$31,866	107,861	$.30

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	438

Diluted earnings per common share:
Net earnings available to common shareholders plus time-vest stock options assumed exercised	$31,866	108,299	$.29

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data

Year Ended October 31, 2001
Loss before extraordinary item and cumulative effect of change in accounting principles	$(153,184)

Basic loss per common share:
Loss available to common shareholders	$(153,184)	107,355	$(1.43)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(153,184)	107,355	$(1.43)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Year Ended October 31, 2000
Net earnings	$66,794

Basic earnings per common share:
Net earnings available to common shareholders	$66,794	106,600	$.63

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	3

Diluted earnings per common share:
Net earnings available to common shareholders plus time-vest stock options assumed exercised	$66,794	106,603	$.63

     Options to purchase 1,356,286 shares of common stock at prices ranging from $5.90 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 2002 because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between July 31, 2004 and April 12, 2005, were still outstanding at the end of fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     (13)  Reconciliation of Basic and Diluted Per Share Data—(Continued)

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

     (14)  Income Taxes

     Income tax expense (benefit) is comprised of the following components:

	U.S. and
	Possessions	State	Foreign	Totals

Year Ended October 31,
2002:
Current tax expense	$759	$2,070	$1,009	$3,838
Deferred tax expense	12,103	1,514	—	13,617

	$12,862	$3,584	$1,009	$17,455

2001:
Current tax expense (benefit)	$(389)	$2,254	$4,022	$5,887
Deferred tax expense (benefit)	(37,973)	(2,788)	877	(39,884)

	$(38,362)	$(534)	$4,899	$(33,997)

2000:
Current tax expense	$20,094	$3,196	$6,102	$29,392
Deferred tax expense	5,626	759	2,616	9,001

	$25,720	$3,955	$8,718	$38,393

     The reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended October 31,

	2002	2001	2000

Statutory tax rate	35.00%	(35.00)%	35.00%
Increases (reductions) in tax rate resulting from:
State and U.S. possessions	4.72	(.18)	2.44
Goodwill and other	1.96	1.10	2.28
Dividend exclusion	(3.95)	(1.39)	(2.48)
Foreign tax rate differential	(1.16)	(.47)	(.74)
Foreign income previously untaxed	(1.18)	18.14	—
Foreign tax credit	—	(.36)	—

Effective tax rate	35.39%	(18.16)%	36.50%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14)Income Taxes—(Continued)

     Deferred tax assets and liabilities consist of the following:

	October 31,

	2002	2001

Deferred tax assets:
Allowance for sales cancellations and doubtful accounts	$2,163	$3,635
Deferred preneed sales and expenses	174,904	181,683
Unrealized depreciation of investments	591	759
Deferred compensation	1,041	914
Capital loss carryover	18,052	—
Deductible foreign taxes	2,059	2,059
Early extinguishment of debt	—	3,192
Non-compete amortization	4,091	4,121
State income taxes	16,677	19,459
Unrealized depreciation on derivative instruments	1,524	781
Writedown of assets held for sale	4,027	44,664
Other	1,021	1,448

	226,150	262,715

Deferred tax liabilities:
Purchase accounting adjustments	114,252	115,814
Goodwill	13,390	9,156
Depreciation	1,366	1,153
Other	—	2,051

	129,008	128,174

	$97,142	$134,541

Current net deferred asset	$1,348	$2,537
Long-term net deferred asset	95,794	132,004

	$97,142	$134,541

     For the years ended October 31, 2002, 2001 and 2000, the Company’s loss before income taxes generated from properties in foreign jurisdictions was $31,007, $254,243 and $2,260, respectively.

     The Company has an ordinary loss carryback of $7,321 that can be carried back five years which will generate a $2,562 tax refund in 2003. The Company has a capital loss carryback of $56,810 that can be carried back three years which will generate a $19,883 tax refund in 2003. Additionally, the Company has a capital loss carryforward of $48,847 that is available until the end of fiscal year 2007. The tax refunds are included in the Company’s receivables as disclosed in Note 8.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Benefit Plans

Stewart Enterprises Employees’ Retirement Trust

     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan) (“SEERT”).” This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2002, 2001 and 2000 was approximately $3,050, $3,060 and $3,350, respectively.

Non-qualified Supplemental Retirement and Deferred Compensation Plan

     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2002, 2001 and 2000 was approximately $275, $275 and $250, respectively.

Supplemental Executive Retirement Plan

     On April 1, 2002, the Company adopted an unfunded, non-qualified defined benefit supplemental retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (“SERP”)” to provide for the payment of pension benefits to a select group of highly-compensated management employees. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position, and the participant’s age, years of service, or years of participation in the SERP. The plan is construed in accordance with and governed by the laws of the State of Louisiana, except to the extent that the plan is governed by the Employee Retirement Income Security Act of 1974, as amended. The Company’s expense for fiscal year 2002 and liability as of October 31, 2002 was $1,091.

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

     Under the plan from September 7, 1995 through January 12, 1998, the Company granted options to officers and other employees for the purchase of a total of 7,424,536 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $10.50 to $21.50 per share. As of October 31, 2001, 4,983,230 of these options

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Benefit Plans—(Continued)

had been repurchased or exercised and 2,441,306 either were forfeited or expired. There are no outstanding options remaining from these grants as of October 31, 2002.

     From July 1998 to February 1999, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,682,250 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $16.00 to $27.25 per share. One-third of the options become exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A common stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A common stock over five years. Accounting principles generally accepted in the United States of America require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004. As of October 31, 2002, none of these options had been exercised, and 1,790,800 options had been forfeited.

     In January 2000, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 4,018,168 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.50 to $6.00 per share. The options became exercisable in 25 percent annual increments beginning January 21, 2001. All of these options expire on January 21, 2005. As of October 31, 2002, 52,920 of these options had been exercised, and 986,040 options had been forfeited.

2000 Incentive Compensation Plan

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. From April 2000 through September 2002, the Company had granted options to officers and other employees for the purchase of a total of 3,335,532 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $6.96 per share. The options generally became exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on April 12, 2005. As of October 31, 2002, 46,208 of these options had been exercised, and 390,410 options had been forfeited.

Directors’ Stock Option Plan

     Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors’ Stock Option Plan, which has been approved by the Company’s shareholders, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 72,000 shares of the Company’s Class A common stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 360,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $12.34 to $18.25 per share. The options generally became exercisable in 25 percent annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vested over the remainder of the original four-year period. As of January 2, 2001, 91,052 of these options had been exercised

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Benefit Plans—(Continued)

and 268,948 either were forfeited or expired. There are no outstanding options remaining from this grant as of October 31, 2002.

     In January 2000, the Company granted 14,400 new options to purchase shares of Class A common stock under the Directors’ Stock Option Plan to each director of the Company who is not an employee of the Company. A total of 72,000 options were granted at an exercise price of $6.00 per share. The options vested immediately. All of these options expire on January 31, 2005. As of October 31, 2002, none of these options had been exercised or forfeited.

2000 Directors’ Stock Option Plan

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Directors’ Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 50,000 shares of the Company’s Class A common stock on April 13, 2000. The Company granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. On December 18, 2001, the Company granted 58,334 options at an exercise price equal to fair market value at grant date, which was $6.05 per share. The options generally became exercisable in 25 percent annual increments beginning on April 13, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005. As of October 31, 2002, none of these options had been exercised, and 37,500 options had been forfeited.

Employee Stock Purchase Plan

     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan and reserved 2,250,000 shares of Class A common stock for purchase by eligible employees, as defined. The plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined. As of October 31, 2002, 1,279,665 shares had been acquired under this plan.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Benefit Plans—(Continued)

Statement of Financial Accounting Standards No. 123

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of October 31, 2002, 2001 and 2000, and the changes that occurred during fiscal years 2002, 2001 and 2000.

	2002		2001		2000

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	8,216,572	$10.66	9,569,086	$11.44	6,241,122	$20.81
Granted	347,334	$6.01	808,800	$5.38	6,527,900	$5.06
Exercised/Repurchased	(45,050)	$4.27	(54,078)	$5.16	—	$—
Forfeited	(456,450)	$15.57	(2,107,236)	$12.33	(3,199,936)	$16.69

Outstanding at end of year	8,062,406	$10.22	8,216,572	$10.66	9,569,086	$11.44

Exercisable at end of year	3,361,888	$8.39	1,826,303	$10.17	2,023,224	$14.44

Weighted-average fair value of options granted		$2.52		$2.68		$2.60

     The following table further describes the Company’s stock options outstanding as of October 31, 2002.

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 10/31/2002	Contractual Life	Exercise Price	at 10/31/2002	Exercise Price

$2.22 to $4.41	1,971,192	2.43 years	$4.25	989,396	$4.25
$5.16 to $6.96	4,199,764	2.28 years	$5.57	1,860,916	$5.54
$16.00	5,000	1.75 years	$16.00	1,336	$16.00
$21.38	1,500	1.75 years	$21.38	400	$21.38
$25.81 to $27.25	1,884,950	1.75 years	$26.80	509,840	$26.81

$2.22 to $27.25	8,062,406	2.20 years	$10.22	3,361,888	$8.39

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Benefit Plans—(Continued)

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

		Year Ended October 31,

		2002	2001	2000

		(Unaudited)
Net earnings (loss)	- as reported	$31,866	$(408,660)	$66,794
	- pro forma	28,067	(413,623)	61,939
Basic earnings (loss) per common share	- as reported	$.30	$(3.81)	$.63
	- pro forma	.26	(3.85)	.58
Diluted earnings (loss) per common share	- as reported	$.29	$(3.81)	$.63
	- pro forma	.26	(3.85)	.58

     The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002, 2001 and 2000, respectively: expected dividend yield of .1 percent for all years; expected volatility of 32.5 percent, 32.9 percent and 39.3 percent; risk-free interest rate of 4.5 percent, 4.7 percent and 6.2 percent; and an expected term of 3.6 years, 3.8 years and 4.9 years.

     Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002, 2001 and 2000, respectively: expected dividend yield of zero percent, zero percent and .1 percent; expected volatility of 57.8 percent, 54.7 percent and 48.3 percent; risk-free interest rate of 2.3 percent, 5.5 percent and 5.8 percent; and an expected term of .5 years for all years.

(16) Commitments, Contingencies and Related Party Transactions

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

(16) Commitments, Contingencies and Related Party Transactions—(Continued)

     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

     As of October 31, 2002, the Company had advanced approximately $1,879, including accrued interest, to fund premiums on a split-dollar “second-to-die” life insurance policy on behalf of the Company’s Chairman, Mr. Frank B. Stewart, Jr., and his wife, Mrs. Stewart. The advances are collateralized by the assignment of other insurance policies and the pledge of Class A common stock of the Company. In 1992, the Company agreed to continue to advance such premiums for a twelve-year period and will be repaid at the earliest of (a) the surrender of the policy, (b) the deaths of Mr. and Mrs. Stewart or (c) 60 days following payment in full of all premiums on the policy.

     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 17 years, except for six leases that expire between 2032 and 2039. Rent expense under these leases was $6,451, $8,323 and $9,527 for the years ended October 31, 2002, 2001 and 2000, respectively. Through July 2000, the Company leased office space from an affiliated company. Rental payments to the affiliated company were approximately $479 for the year ended October 31, 2000. The Company now leases a smaller portion of the office space from a non-affiliated company. Rental payments to the non-affiliated company were $322, $322 and $132 for the years ended October 31, 2002, 2001 and 2000, respectively.

     The Company’s future minimum lease payments as of October 31, 2002 are $5,375, $4,595, $3,648, $3,211, $2,714 and $23,446 for the years ending October 31, 2003, 2004, 2005, 2006, 2007 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. The Company’s future non-compete payments as of October 31, 2002 for the same periods are $5,520, $4,341, $2,985, $1,965, $1,573 and $2,105, respectively.

     The Company is required to maintain a bond ($41,061 as of October 31, 2002) to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.

(17) Segment Data

     In fiscal year 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the Company’s segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on gross profit.

     The Company’s operations are product-based and, prior to the sale of its foreign operations, were geographically-based. As such, the Company’s primary reportable operating segments presented in the following table are based on products and services and include funeral and cemetery operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Segment Data—(Continued)

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

     As of October 31, 2002, the Company conducted both funeral and cemetery operations in the United States and Puerto Rico. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands during the fourth quarter of fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Segment Data—(Continued)

     The table below presents information about reported segments for fiscal years ended October 31, 2002, 2001 and 2000:

			Reconciling	Consolidated
	Funeral	Cemetery	Items (1)	Totals

Revenues from external customers
October 31, 2002	$345,200	236,121	—	$581,321
October 31, 2001	$410,253	256,680	—	$666,933
October 31, 2000	$451,852	282,949	—	$734,801
Gross profit
October 31, 2002	$88,151	56,633	—	$144,784
October 31, 2001	$91,645	59,542	—	$151,187
October 31, 2000	$116,689	62,351	—	$179,040
Depreciation and amortization
October 31, 2002	$25,969	26,016	4,192	$56,177
October 31, 2001	$43,115	31,687	4,390	$79,192
October 31, 2000	$36,864	13,067	4,336	$54,267
Additions to long-lived assets (2)
October 31, 2002	$9,108	14,220	4,670	$27,998
October 31, 2001	$16,773	12,801	4,275	$33,849
October 31, 2000	$35,371	33,714	4,394	$73,479

  The table below presents information about reported segments as of October 31, 2002 and 2001:

Total assets
October 31, 2002	$1,674,242	1,209,704	131,638	$3,015,584
October 31, 2001	$1,851,125	1,257,088	130,194	$3,238,407
Goodwill
October 31, 2002	$332,995	158,815	—	$491,810
October 31, 2001	$332,995	158,815	—	$491,810
Assets held for sale (3)
October 31, 2002	$5,108	3,371	—	$8,479
October 31, 2001	$135,640	28,183	—	$163,823

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(2)	Long-lived assets include cemetery property and net property and equipment.

(3)	See Note 11.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Segment Data—(Continued)

     A reconciliation of total segment gross profit to total earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles for fiscal years ended October 31, 2002, 2001 and 2000, is as follows:

	Year Ended October 31,

	2002	2001	2000

Gross profit for reportable segments	$144,784	$151,187	$179,040
Corporate general and administrative expenses	(17,261)	(18,020)	(19,763)
Loss on assets held for sale and other charges	(18,500)	(269,158)	—
Interest expense	(62,339)	(63,572)	(61,394)
Investment income	505	5,212	5,110
Other income, net	2,132	7,170	2,194

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principles	$49,321	$(187,181)	$105,187

	U.S. and
	Possessions (1)	Foreign (2)	Consolidated

Revenues from external customers
October 31, 2002	$538,826	42,495	$581,321
October 31, 2001	$551,530	115,403	$666,933
October 31, 2000	$588,480	146,321	$734,801
Gross profit
October 31, 2002	$139,536	5,248	$144,784
October 31, 2001	$135,131	16,056	$151,187
October 31, 2000	$155,223	23,817	$179,040
Long-lived assets (3)
October 31, 2002	$722,381	—	$722,381
October 31, 2001	$729,456	—	$729,456

(1)	Includes the Company’s operations in the United States and Puerto Rico.

(2)	Foreign revenue is based on the country in which the sales originate. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(3)	Long-lived assets include cemetery property and net property and equipment. The October 31, 2001 amount excludes $48,768 of cemetery property and net property and equipment of the Company’s foreign operations which was included in assets held for sale.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18)  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

Year Ended October 31, 2002 (1)
Revenues	$153,569	$150,989	$144,254	$132,509
Gross profit	40,976	40,139	33,396	30,273
Net earnings (loss)	12,673	12,879	(2,486)	8,800
Earnings (loss) per common share:
Basic	.12	.12	(.02)	.08
Diluted	.12	.12	(.02)	.08

	First	Second	Third	Fourth

Year Ended October 31, 2001 (2)
Revenues	$176,690	$170,939	$165,749	$153,555
Gross profit	43,085	41,215	33,947	32,940
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principles	16,815	16,608	(193,873)	7,266
Earnings (loss) per common share before extraordinary item and cumulative effect of change in accounting principles:
Basic	.16	.15	(1.80)	.07
Diluted	.16	.15	(1.80)	.07
Net earnings (loss)	(233,189)	16,608	(199,345)	7,266
Earnings (loss) per common share:
Basic	(2.18)	.15	(1.85)	.07
Diluted	(2.18)	.15	(1.85)	.07

(1)	Third quarter of fiscal year 2002 includes a noncash charge of $18,500 ($11,200 after-tax) or $.10 per share (basic and diluted), in connection with the writedown of assets held for sale.

(2)	First quarter of fiscal year 2001 includes a $250,004 decrease in net earnings (net of a $166,669 income tax benefit), or $2.34 per share (basic and diluted), for the cumulative effect of the change in accounting principles. Third quarter of 2001 includes a $5,472 decrease in net earnings (net of a $3,648 income tax benefit) or $.05 per share (basic and diluted), for the early extinguishment of debt. Third quarter of 2001 also includes a noncash charge of $269,158 ($205,089 after-tax) or $1.91 per share (basic and diluted), in connection with the writedown of assets held for sale and other charges.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

     The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14. Controls and Procedures

     (a)  Within the 90 day time period prior to filing this report, the Company conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Based on and as of the date of that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports the Company files with or submits to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Subsequent to the date of the evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report:

(1)	Financial Statements

     The Company’s consolidated financial statements listed below have been filed as part of this report:

     All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Stewart Enterprises, Inc.:

Our audits of the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries referred to in our report, which includes an explanatory paragraph related to the changes in the Company’s method of accounting for preneed sales activities related to merchandise and cemetery services in 2001 and goodwill and other intangible assets in 2002, dated December 16, 2002 appearing in Item 8 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
December 16, 2002

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G

					Cumulative
	Balance at	Charged to	Charged to		effect of change
	beginning	costs and	other		in accounting	Balance at end
Description	of period	expenses	accounts (1)	Write-offs	principles	of period

Current—Allowance for contract cancellations and doubtful accounts: (2)
Year ended October 31,
2002	$5,348	4,139	—	(6,118)	—	$3,369
2001	$9,924	6,076	(2,825)	(6,138)	(1,689)	$5,348
2000	$11,432	14,351	53	(15,912)	—	$9,924
Due after one year—Allowance for contract cancellations and doubtful accounts: (2)
Year ended October 31,
2002	$8,875	7,360	—	(10,367)	—	$5,868
2001	$16,860	9,114	(203)	(15,121)	(1,775)	$8,875
2000	$14,557	21,526	—	(19,223)	—	$16,860

(1)	In fiscal year 2000, amounts charged to other accounts represent principally the opening balance in the allowance for contract cancellations and doubtful accounts for acquired companies. In fiscal year 2001, it represents the reduction due to the assets held for sale and the reduction due to asset sales completed.

(2)	With the implementation of accounting changes effective November 1, 2000, the allowance for contract cancellations and doubtful accounts for installment contracts due within one year and due beyond one year in fiscal years 2002 and 2001 include receivables in the Company’s preneed property sales only. See Notes 4 and 8.

Item 15(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of December 19, 2002

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.10	Remarketing Agreement dated April 24, 1998 between the Company and NationsBanc Montgomery Securities LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K dated April 21, 1998) and Amendment to Remarketing Agreement dated May 15, 2001 between the Company and Bank of America Securities LLC (which has changed its name from NationsBanc Montgomery Securities LLC)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

10.1	Lease Agreement dated February 29, 2000, between Stewart Building Enterprise, L.L.C. and Stewart Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000)

10.2	Split-Dollar Agreement dated January 10, 1992 between the Company, Roy A. Perrin, Jr., Trustee, on behalf of all Trustees of the Elisabeth Felder Stewart 1988 Trust and of the Frank B. Stewart, III 1988 Trust, and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992, Commission File No. 0-19508)

Management Contracts and Compensatory Plans or Arrangements

10.3	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the commission on August 21, 1991 (the “1991 Registration Statement”)), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, Commission File No. 0-19508 (the “1996 10-K”))

10.4	Employment Agreement dated November 1, 2001, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.4 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.5	Change of Control Agreement dated November 1, 2001, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.6 to the 2001 10-K)

10.6	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and William E. Rowe (incorporated by reference to Exhibit 10.26 to the 1995 10-K)

10.7	Employment Agreement dated November 1, 2001, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.13 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.8	Change of Control Agreement dated November 1, 2001, between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.15 to the 2001 10-K)

10.9	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brian J. Marlowe (incorporated by reference to Exhibit 10.48 to the 1995 10-K)

10.10	Employment Agreement dated November 1, 2001, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.18 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.11	Change of Control Agreement dated November 1, 2001, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.20 to the 2001 10-K)

10.12	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K)

10.13	Employment Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.23 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.14	Change of Control Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.25 to the 2001 10-K)

10.15	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K)

10.16	Employment Agreement dated November 1, 2001, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.28 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.17	Change of Control Agreement dated November 1, 2001, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.30 to the 2001 10-K)

10.18	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K)

10.19	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.20	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.21	Employment Agreement dated November 1, 2001, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.35 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); First Supplement to Appendix A dated April 30, 2002 to Employment Agreement

10.22	Change of Control Agreement dated November 1, 2001, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.37 to the 2001 10-K)

10.23	Indemnity Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10_Q for the Quarter ended July 31, 2000)

10.24	Employment Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.40 to the 2001 10-K); First Supplement to Appendix A dated April 12, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.25	Change of Control Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.42 to the 2001 10-K)

10.26	Indemnity Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10_Q for the Quarter ended July 31, 2000)

10.27	Employment Agreement dated November 1, 2001, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.45 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); First Supplement to Appendix A dated April 12, 2002 to the Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.28	Change of Control Agreement dated November 1, 2001, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.46 to the 2001 10-K)

10.29	Employment Agreement dated November 1, 2001, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.47 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.30	Change of Control Agreement dated November 1, 2001, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.49 to the 2001 10-K)

10.31	Indemnity Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.32	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K)

10.33	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K)

10.34	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K); Amendment thereto dated January 1, 2003; Commission File No. 0-19508

10.35	The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K); Commission File No. 0-19508

10.36	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 0-19508

10.37	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 0-19508

10.38	Amended and Restated Stewart Enterprises, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997); Commission File No. 0-19508

10.39	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.40	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000); Amended and Restated Stewart Enterprises, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.41	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 to the 2001 10-K)

10.42	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 to the 2001 10-K)

10.43	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

10.44	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K

     The Company filed a Form 8-K on August 5, 2002, reporting under “Item 5. Other Events,” the announcement of the completion of the sale of its Canadian Operations and adjustment to the fair value of operations in Argentina.

     The Company filed a Form 8-K on September 10, 2002, reporting under “Item 5. Other Events,” the earnings release for the quarter ended July 31, 2002, and strategy for future growth and under “Item 9. Regulation FD Disclosures,” the Company’s forecasts for fiscal year 2002.

     The Company filed a Form 8-K on September 25, 2002, reporting under “Item 5. Other Events,” the announcement of the completion of the sale of its French operations and further debt reduction.

     The Company filed a Form 8-K on October 15, 2002, reporting under “Item 5. Other Events,” the announcement of the completion of the sale of its operations in Argentina which marks the completion of the Company’s foreign business divestitures.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2003.

STEWART ENTERPRISES, INC.

By:	/s/ WILLIAM E. ROWE William E. Rowe President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK B. STEWART, JR. Frank B. Stewart, Jr.	Chairman of the Board	January 24, 2003

/s/ WILLIAM E. ROWE William E. Rowe (Principal Executive Officer)	President, Chief Executive Officer and a Director	January 24, 2003

/s/ BRIAN J. MARLOWE Brian J. Marlowe	Executive Vice President, Chief Operating Officer and a Director	January 24, 2003

/s/ KENNETH C. BUDDE Kenneth C. Budde (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and a Director	January 24, 2003

/s/ MICHAEL G. HYMEL Michael G. Hymel (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	January 24, 2003

/s/ LESLIE R. JACOBS Leslie R. Jacobs	Director	January 24, 2003

/s/ JOHN P. LABORDE John P. Laborde	Director	January 24, 2003

/s/ ALDEN J. McDONALD, JR. Alden J. McDonald, Jr.	Director	January 24, 2003

/s/ JAMES W. McFARLAND James W. McFarland	Director	January 24, 2003

/s/ MICHAEL O. READ Michael O. Read	Director	January 24, 2003

Certifications Required By Rule 13a-14 under the Securities Exchange Act of 1934

I, William E. Rowe, certify that:

1.	I have reviewed this annual report on Form 10-K of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/ WILLIAM E. ROWE

William E. Rowe
President and Chief Executive Officer

Certifications Required By Rule 13a-14 under the Securities Exchange Act of 1934

I, Kenneth C. Budde, certify that:

1.	I have reviewed this annual report on Form 10-K of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/KENNETH C. BUDDE

Kenneth C. Budde
Executive Vice President and Chief Financial Officer

Exhibit Index

3.2	Bylaws of the Company, as amended and restated as of December 19, 2002

4.10	Amendment to Remarketing Agreement dated May 15, 2001 between the Company and Bank of America Securities LLC

10.21	First Supplement to Appendix A to Employment Agreement dated April 30, 2002, between the Company and Randall L. Stricklin

10.34	Amendment to the Stewart Enterprises Employees’ Retirement Trust dated January 1, 2003

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP