Form 10-Q
period 2003-01-31
STEWART ENTERPRISES INC
filed 2003-03-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2003
OR
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-19508

STEWART ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-0693290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Veterans Memorial Boulevard
Metairie, Louisiana	70005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 837-5880

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [   ]

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of March 6, 2003, was 104,797,103 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,

	2003	2002

Revenues:
Funeral	$76,736	$95,083
Cemetery	54,481	58,486

	131,217	153,569

Costs and expenses:
Funeral	57,626	68,625
Cemetery	42,208	43,968

	99,834	112,593

Gross profit	31,383	40,976
Corporate general and administrative expenses	4,300	3,770

Operating earnings	27,083	37,206
Interest expense	(13,577)	(16,970)
Investment income	87	124
Other income, net	1,685	80

Earnings before income taxes	15,278	20,440
Income taxes	5,805	7,767

Net earnings	$9,473	$12,673

Net earnings per common share:
Basic	$.09	$.12

Diluted	$.09	$.12

Weighted average common shares outstanding (in thousands):
Basic	108,043	107,639

Diluted	108,320	108,258

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalent investments	$17,009	$28,190
Marketable securities	2,666	2,588
Receivables, net of allowances	89,581	86,827
Inventories	42,982	41,666
Prepaid expenses	2,199	2,815
Deferred income taxes, net	1,320	1,348
Assets held for sale (Note 7)	5,481	8,966

Total current assets	161,238	172,400
Receivables due beyond one year, net of allowances	76,131	76,653
Prearranged receivables, net	1,195,873	1,200,914
Goodwill	491,323	491,323
Deferred charges	252,419	253,083
Cemetery property, at cost	387,960	388,065
Property and equipment, at cost:
Land	44,132	44,402
Buildings	304,931	304,125
Equipment and other	154,819	154,389

	503,882	502,916
Less accumulated depreciation	173,153	168,600

Net property and equipment	330,729	334,316
Deferred income taxes, net	89,988	95,794
Other assets	3,050	3,036

Total assets	$2,988,711	$3,015,584

      (continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

Current liabilities:
Current maturities of long-term debt	$6,645	$6,689
Accounts payable	8,493	11,113
Accrued payroll	7,588	13,903
Accrued insurance	15,760	14,764
Accrued interest	4,787	14,642
Accrued other	9,109	10,978
Liabilities associated with assets held for sale (Note 7)	2,153	2,911

Total current liabilities	54,535	75,000
Long-term debt, less current maturities	542,550	545,255
Prearranged deferred revenue, net	1,547,479	1,561,533
Other long-term liabilities	22,009	21,533

Total liabilities	2,166,573	2,203,321

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,533,816 and 104,469,572 shares at January 31, 2003 and October 31, 2002, respectively	104,534	104,470
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2003 and October 31, 2002; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	677,336	677,087
Retained earnings	40,077	30,604
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(921)	(965)
Derivative financial instrument losses	(2,443)	(2,488)

Total accumulated other comprehensive loss	(3,364)	(3,453)

Total shareholders’ equity	822,138	812,263

Total liabilities and shareholders’ equity	$2,988,711	$3,015,584

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unrealized
				Appreciation	Derivative
		Additional		(Depreciation)	Financial	Total
	Common	Paid-In	Retained	of	Instrument	Shareholders'
	Stock (1)	Capital	Earnings	Investments	Gains (Losses)	Equity

Balance October 31, 2002	$108,025	$677,087	$30,604	$(965)	$(2,488)	$812,263
Comprehensive income:
Net earnings			9,473			9,473
Other comprehensive income:
Unrealized appreciation of investments				72		72
Deferred income tax expense on unrealized appreciation of investments				(28)		(28)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument					73	73
Net deferred income tax on unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument					(28)	(28)

Total other comprehensive income	—	—	—	44	45	89

Total comprehensive income	—	—	9,473	44	45	9,562
Issuance of common stock	64	249				313

Balance January 31, 2003	$108,089	$677,336	$40,077	$(921)	$(2,443)	$822,138

(1)	Amount includes 104,534 and 104,470 shares (in thousands) of common stock with a stated value of $1 per share as of January 31, 2003 and October 31, 2002, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$9,473	$12,673
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	13,436	13,441
Provision for doubtful accounts	2,009	2,667
Net loss realized on marketable securities	—	485
Net gains on sale of assets	(1,038)	—
Provision for deferred income taxes	5,777	6,050
Changes in assets and liabilities:
Increase in receivables	(4,507)	(3,383)
Decrease in other deferred charges	1,606	1,311
Increase in inventories and cemetery property	(180)	(1,298)
Decrease in accounts payable and accrued expenses	(19,401)	(19,193)
Change in prearranged activity	(7,962)	(7,489)
Prearranged acquisition costs	(8,019)	(7,229)
Increase (decrease) in other	1,122	(78)

Net cash used in operating activities	(7,684)	(2,043)

Cash flows from investing activities:
Proceeds from sale of assets, net	1,830	1,794
Additions to property and equipment	(3,052)	(2,582)
Other	94	(259)

Net cash used in investing activities	(1,128)	(1,047)

Cash flows from financing activities:
Repayments of long-term debt	(2,682)	(3,475)
Issuance of common stock	313	336

Net cash used in financing activities	(2,369)	(3,139)

Effect of exchange rates on cash and cash equivalents	—	(599)

Net decrease in cash	(11,181)	(6,828)
Cash and cash equivalents, beginning of period	28,190	23,123

Cash and cash equivalents, end of period	$17,009	$16,295

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$25	$100
Interest	$21,900	$25,400

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

     (a)  The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services both at the time of need and on a preneed basis.

     As of January 31, 2003, the Company owned and operated 302 funeral homes and 149 cemeteries in 29 states within the United States and Puerto Rico. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. In fiscal year 2002, the Company sold its remaining foreign operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries.

     (b)  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 7 for a discussion of assets held for sale and liabilities associated with assets held for sale.

     (c)  Interim Disclosures

     The information as of January 31, 2003, and for the three months ended January 31, 2003 and 2002, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2003.

     (d)  Use of Estimates

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

     (e)  Fair Value of Financial Instruments

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

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices.

     (f)  Prearranged Trust Receivable and Prearranged Deferred Revenue

     The Company evaluates the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets are below the recorded prearranged receivable balance. A prearranged trust receivable is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable is deemed to be impaired, the trust receivable is reduced to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There is no income statement impact as long as the deferred revenue is not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings. During the fourth quarter of fiscal year 2002, the Company recorded a valuation allowance of $20,000 related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. During the first quarter of fiscal year 2003, the Company recorded an additional $2,000 valuation allowance related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. There were no charges to earnings during these periods as a result of these valuation allowances.

     (g)  Inventories

     Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months, based on historical data, is included in inventories.

     (h)  Depreciation and Amortization

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (i)  Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” revenues and expenses of the Company’s foreign subsidiaries were translated at average exchange rates prevailing during the period until they were sold. The resulting translation adjustments were reflected in a separate component of shareholders’ equity. As discussed in Note 7, at the time of sale, the Company realized comprehensive income and an increase to shareholders’ equity for the cumulative foreign currency translation adjustments related to the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in 2001 and Spain, Portugal, France, Canada and Argentina in 2002.

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

     (j)  Stock-Based Compensation

     At January 31, 2003, the Company had five stock-based employee compensation plans, which are described in more detail in Note 15 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the pro forma effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

	Three Months Ended January 31,

	2003	2002

Net earnings	$9,473	$12,673
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(727)	(1,216)

Pro forma net earnings	$8,746	$11,457

Net earnings per common share:
Basic — as reported	$.09	$.12

Basic — pro forma	$.08	$.11

Diluted — as reported	$.09	$.12

Diluted — pro forma	$.08	$.11

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (k)  Funeral Revenue

     The Company sells prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. Prior to performing the funeral or delivery of the merchandise, such sales are deferred and reported as prearranged deferred revenue on the balance sheet.

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

     Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed funeral service trust funds or escrow accounts as prearranged deferred revenue on the balance sheet until the underlying service is delivered.

     Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds including the buildup in the face value of the insurance contracts are available to the Company as funeral services and merchandise are delivered.

     Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

     (l)  Cemetery Revenue

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust funds or escrow accounts. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and service trust funds or escrow accounts as prearranged deferred revenue on the balance sheet until the underlying merchandise is delivered. Principal and earnings are withdrawn only as the merchandise and services are delivered or contracts are cancelled.

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

     (m)  Allowance for Doubtful Accounts

     The Company establishes a reserve based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience.

     (n)  Income Taxes

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

     (o)  Earnings Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options) had been issued during each period as discussed in Note 4.

     (p)  Derivatives

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

     (q)  Reclassifications

     Certain reclassifications have been made to the 2002 consolidated balance sheet and consolidated statement of cash flows. These reclassifications had no effect on net earnings or shareholders’ equity.

(2) Change in Accounting Principles

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

     Prior to the adoption of SFAS No. 142, the Company allocated goodwill amortization between its funeral and cemetery segments thereby impacting funeral and cemetery gross profit. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The carrying amount of goodwill at January 31, 2003 and October 31, 2002 amounted to $491,323.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

     (b)  Other Changes

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed. The FASB decided to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The FASB also decided to resolve significant implementation issues related to SFAS No. 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of SFAS No. 144 had no impact on the Company’s financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” With the rescission of FASB Statements No. 4 and 64, only gains and losses from extinguishments of debt meeting the criteria in APB Opinion No. 30 would be classified as extraordinary items. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)  Change in Accounting Principles—(Continued)

changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company’s financial condition or net earnings.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The FASB reached the conclusion that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 had no impact on the Company’s financial condition or results of operations.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions — An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 had no impact on the Company’s financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the Company’s first quarter of fiscal year 2003. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has determined that it is subject to the disclosure provisions of FIN 45 and has included the required disclosures in Note 10.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2)  Change in Accounting Principles—(Continued)

reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 and presented the pro forma effects of SFAS No. 123 for fiscal years 2002, 2001 and 2000 in its Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The pro forma effects on the three months ended January 31, 2003 and 2002 are presented in Note 1(j) above.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Therefore, FIN 46 would be applicable to the Company beginning in the fourth quarter of fiscal year 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on its accounting for its trust funds and escrow accounts.

(3) Contingencies

     As discussed in the Company’s “Forward-Looking Statements” included in Part II, Item 5, management is currently considering recommending to the Company’s Board of Directors that the Company redeem the 6.40 percent Remarketable Or Redeemable Securities (“ROARS”) as an alternative to allowing them to be remarketed on May 1, 2003. If the Company elects to redeem the ROARS, the Company will be required to pay the remarketing dealer an amount equal to the contractually specified value of the remarketing right, which varies based on the 10-year Treasury rate, and will result in a charge to earnings that could be material. Based on the 10-year Treasury rate on March 5, 2003, the value of the remarketing right was $14,756.

     The Company’s senior secured credit facility contains financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest coverage ratio. The covenants are calculated quarterly on a consolidated basis for the four quarter period ending on the date of computation after giving pro forma effect to permitted asset dispositions and acquisitions. Because payment of the value of the remarketing right would cause the Company to be in violation of these covenants, the Company would be required to obtain a waiver of these covenants prior to making the payment.

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

(4) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended January 31, 2003
Net earnings	$9,473

Basic earnings per common share:
Earnings available to common shareholders	$9,473	108,043	$.09

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	277

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$9,473	108,320	$.09

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended January 31, 2002
Net earnings	$12,673

Basic earnings per common share:
Earnings available to common shareholders	$12,673	107,639	$.12

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	619

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$12,673	108,258	$.12

     Options to purchase 4,110,061 shares of common stock at prices ranging from $5.50 to $27.25 per share were outstanding during the three months ended January 31, 2003 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares during that period. The options expire between July 31, 2004 and April 12, 2005.

     Options to purchase 775,368 shares of common stock at prices ranging from $6.96 to $27.25 per share were outstanding during the three months ended January 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares during that period.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Segment Data

     The Company’s reportable segment information is as follows:

			Consolidated
	Funeral	Cemetery	Totals

Revenues from external customers:
Three months ended January 31,
2003	$76,736	54,481	$131,217
2002	$95,083	58,486	$153,569
Gross profit:
Three months ended January 31,
2003	$19,110	12,273	$31,383
2002	$26,458	14,518	$40,976
Goodwill:
January 31, 2003	$332,508	158,815	$491,323
October 31, 2002	$332,508	158,815	$491,323

     A reconciliation of total segment gross profit to total earnings before income taxes for the three months ended January 31, 2003 and 2002, is as follows:

	Three Months Ended
	January 31,

	2003	2002

Gross profit for reportable segments	$31,383	$40,976
Corporate general and administrative expenses	(4,300)	(3,770)
Interest expense	(13,577)	(16,970)
Investment income	87	124
Other income, net	1,685	80

Earnings before income taxes	$15,278	$20,440

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of January 31, 2003 and October 31, 2002 and for the three months ended January 31, 2003 and 2002, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$71,556	$5,180	$—	$76,736
Cemetery	—	48,370	6,111	—	54,481

	—	119,926	11,291	—	131,217

Costs and expenses:
Funeral	—	54,038	3,588	—	57,626
Cemetery	—	37,391	4,817	—	42,208

	—	91,429	8,405	—	99,834

Gross profit	—	28,497	2,886	—	31,383
Corporate general and administrative expenses	4,472	(172)	—	—	4,300

Operating earnings (loss)	(4,472)	28,669	2,886	—	27,083
Interest income (expense)	7,271	(18,354)	(2,494)	—	(13,577)
Investment income	87	—	—	—	87
Other income, net	332	1,279	74	—	1,685

Earnings before income taxes	3,218	11,594	466	—	15,278
Income taxes	620	4,406	779	—	5,805

Net earnings (loss) before equity in subsidiaries	2,598	7,188	(313)	—	9,473

Equity in subsidiaries	6,875	—	—	(6,875)	—

Net earnings (loss)	9,473	7,188	(313)	(6,875)	9,473
Other comprehensive income, net	89	—	—	—	89

Comprehensive income (loss)	$9,562	$7,188	$(313)	$(6,875)	$9,562

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	January 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$16,529	$185	$295	$—	$17,009
Marketable securities	828	26	1,812	—	2,666
Receivables, net of allowances	26,865	41,458	21,258	—	89,581
Inventories	417	34,549	8,016	—	42,982
Prepaid expenses	806	1,296	97	—	2,199
Deferred income taxes, net	618	702	—	—	1,320
Assets held for sale	—	4,916	565	—	5,481

Total current assets	46,063	83,132	32,043	—	161,238
Receivables due beyond one year, net of allowances	200	51,160	24,771	—	76,131
Prearranged receivables, net	—	1,177,263	18,610	—	1,195,873
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	8,299	224,549	19,571	—	252,419
Cemetery property, at cost	—	364,725	23,235	—	387,960
Property and equipment, at cost	29,300	432,977	41,605	—	503,882
Less accumulated depreciation	14,279	147,297	11,577	—	173,153

Net property and equipment	15,021	285,680	30,028	—	330,729
Deferred income taxes, net	30,173	59,574	241	—	89,988
Investment in subsidiaries	157,430	—	—	(157,430)	—
Other assets	2,133	917	—	—	3,050

	$259,319	$2,698,656	$188,166	$(157,430)	$2,988,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,645	$—	$—	$—	$6,645
Accounts payable	469	7,718	306	—	8,493
Accrued expenses	10,718	20,954	5,572	—	37,244
Liabilities associated with assets held for sale	—	2,138	15	—	2,153

Total current liabilities	17,832	30,810	5,893	—	54,535
Long-term debt, less current maturities	512,550	—	30,000	—	542,550
Intercompany payables, net	(1,108,649)	1,070,286	38,363	—	—
Prearranged deferred revenue, net	—	1,454,810	92,669	—	1,547,479
Other long-term liabilities	15,448	6,561	—	—	22,009

Total liabilities	(562,819)	2,562,467	166,925	—	2,166,573

Common stock	108,089	336	53	(389)	108,089
Other	717,413	135,853	21,188	(157,041)	717,413
Accumulated other comprehensive loss	(3,364)	—	—	—	(3,364)

Total shareholders’ equity	822,138	136,189	21,241	(157,430)	822,138

	$259,319	$2,698,656	$188,166	$(157,430)	$2,988,711

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$24,752	$3,209	$229	$—	$28,190
Marketable securities	755	26	1,807	—	2,588
Receivables, net of allowances	24,340	41,131	21,356	—	86,827
Inventories	407	32,987	8,272	—	41,666
Prepaid expenses	706	2,032	77	—	2,815
Deferred income taxes, net	591	757	—	—	1,348
Assets held for sale	—	8,424	542	—	8,966

Total current assets	51,551	88,566	32,283	—	172,400
Receivables due beyond one year, net of allowances	—	52,020	24,633	—	76,653
Prearranged receivables, net	—	1,181,775	19,139	—	1,200,914
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	8,716	224,959	19,408	—	253,083
Cemetery property, at cost	—	364,830	23,235	—	388,065
Property and equipment, at cost	29,028	432,492	41,396	—	502,916
Less accumulated depreciation	13,385	144,059	11,156	—	168,600

Net property and equipment	15,643	288,433	30,240	—	334,316
Deferred income taxes, net	30,794	63,980	1,020	—	95,794
Investment in subsidiaries	150,555	—	—	(150,555)	—
Other assets	1,981	1,055	—	—	3,036

	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,689	$—	$—	$—	$6,689
Accounts payable	880	9,836	397	—	11,113
Accrued expenses	21,247	27,744	5,296	—	54,287
Liabilities associated with assets held for sale	—	2,896	15	—	2,911

Total current liabilities	28,816	40,476	5,708	—	75,000
Long-term debt, less current maturities	515,255	—	30,000	—	545,255
Intercompany payables, net	(1,112,077)	1,071,567	40,510	—	—
Prearranged deferred revenue, net	—	1,469,680	91,853	—	1,561,533
Other long-term liabilities	14,983	6,550	—	—	21,533

Total liabilities	(553,023)	2,588,273	168,071	—	2,203,321

Common stock	108,025	336	53	(389)	108,025
Other	707,691	128,665	21,501	(150,166)	707,691
Accumulated other comprehensive loss	(3,453)	—	—	—	(3,453)

Total shareholders’ equity	812,263	129,001	21,554	(150,555)	812,263

	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8,301)	$(1,791)	$2,408	$—	$(7,684)

Cash flows from investing activities:
Proceeds from sale of assets, net	(705)	2,535	—	—	1,830
Additions to property and equipment	(276)	(2,586)	(190)	—	(3,052)
Other	—	99	(5)	—	94

Net cash provided by (used in) investing activities	(981)	48	(195)	—	(1,128)

Cash flows from financing activities:
Repayments of long-term debt	(2,682)	—	—	—	(2,682)
Intercompany receivables (payables)	3,428	(1,281)	(2,147)	—	—
Issuance of common stock	313	—	—	—	313

Net cash provided by (used in) financing activities	1,059	(1,281)	(2,147)	—	(2,369)

Net increase (decrease) in cash	(8,223)	(3,024)	66	—	(11,181)
Cash and cash equivalents, beginning of period	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of period	$16,529	$185	$295	$—	$17,009

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

     The impairment charges related to these writedowns and the writedowns of the non-competition agreements are reflected in the “loss on assets held for sale and other charges” line item of the consolidated statement of earnings in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At January 31, 2003 and October 31, 2002, the assets held for sale (excluding $2 of cash and cash equivalent investments of the operations held for sale as of January 31, 2003 and October 31, 2002) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral home real estate.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Loss on Assets Held for Sale and Other Charges—(Continued)

     A summary of the assets and liabilities included in these line items at January 31, 2003 and October 31, 2002 is as follows:

Assets	January 31, 2003	October 31, 2002

Receivables, net of allowances	$401	$590
Inventories and other current assets	778	876
Net property and equipment	1,015	2,384
Prearranged receivables, net	1,418	2,460
Deferred charges and other assets	1,044	1,831
Cemetery property	825	825

Assets held for sale	$5,481	$8,966

Liabilities
Current liabilities	$157	$561
Deferred income taxes, net	2	299
Prearranged deferred revenue, net	1,994	2,051

Liabilities associated with assets held for sale	$2,153	$2,911

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the three months ended January 31, 2003 and 2002 were as follows:

	Three Months Ended
	January 31,

	2003	2002

Revenues	$1,008	$18,762

Operating earnings (loss)	$(104)	$2,326

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Funeral and Cemetery Trust Funds and Escrow Accounts

     Amounts due from preneed funeral and preneed cemetery merchandise trust and escrow accounts are included in the prearranged receivables line in the Company’s consolidated balance sheet. As discussed in Note 1(f), the Company recorded a valuation allowance of $20,000 as of October 31, 2002 and an additional valuation allowance of $2,000 as of January 31, 2003 related to the prearranged receivable from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. For further information regarding prearranged receivables, see Note 4 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The Company’s perpetual care trust fund accounts are not reflected in the accompanying financial statements. For further information regarding the perpetual care trust funds, see Note 5 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The following reflects the Company’s preneed funeral, preneed cemetery merchandise and perpetual care trust fund and escrow account balances as of January 31, 2003 and October 31, 2002.

	Funeral		Cemetery Merchandise		Perpetual Care

	January 31,	October 31,	January 31,	October 31,	January 31,	October 31,
	2003	2002	2003	2002	2003	2002

Total value at cost	$536,975	$538,180	$228,310	$227,588	$218,591	$217,174
Net unrealized depreciation	(120,167)	(116,760)	(60,783)	(60,010)	(37,280)	(38,007)

Total value at market	$416,808	$421,420	$167,527	$167,578	$181,311	$179,167

(9) Consolidated Comprehensive Income

     Consolidated comprehensive income for the three months ended January 31, 2003 and 2002 is as follows:

	Three Months Ended January 31,

	2003	2002

Net earnings	$9,473	$12,673
Other comprehensive income (loss):
Foreign translation adjustment	—	(9,051)
Unrealized appreciation of investments	72	622
Deferred income tax expense on unrealized appreciation of investments	(28)	(208)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument	73	688
Net deferred income tax on unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument	(28)	(205)

Total other comprehensive income (loss)	89	(8,154)

Total comprehensive income	$9,562	$4,519

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Guarantees

     The Company’s obligations under its senior secured credit facility are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. The senior subordinated notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries including the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries. For additional information regarding the senior secured credit facility and senior subordinated notes, see Note 12 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured equally and ratably with the 6.70 percent Notes and 6.40 percent ROARS by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors and officers permitted by Louisiana law. The Company has in effect a directors’ and officers’ liability insurance policy that provides for indemnification of its officers and directors against losses arising from claims asserted against them in their capacities as officers and directors, subject to limitations and conditions set forth in such policy. The Company has also entered into indemnity agreements with each director and executive officer, pursuant to which the Company has agreed, subject to certain exceptions, to purchase and maintain directors’ and officers’ liability insurance. The agreements also provide that the Company will indemnify each director and executive officer against any costs and expenses, judgments, settlements and fines incurred in connection with any claim involving him or her by reason of his or her position as director or officer that are in excess of the coverage provided by any such insurance, provided that the director or executive officer meets certain standards of conduct.

     As of January 31, 2003, the Company has guaranteed long-term debt of its subsidiaries of approximately $4,551 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of March 5, 2003, we owned and operated 301 funeral homes and 149 cemeteries in 29 states within the United States and Puerto Rico.

     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust fund earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and Note 1 to the consolidated financial statements included herein.

     Our funeral and cemetery businesses include prearranged sales funded through trust and escrow arrangements. The cemetery business includes maintenance of cemetery grounds funded through perpetual care trust funds. We defer all of the earnings realized by our preneed funeral and preneed cemetery merchandise trust funds and escrow accounts until the underlying merchandise or services are delivered. We recognize the earnings on our perpetual care trust funds as they are realized in the trust.

     From 1991 through 1999 we achieved an overall annual return of 8.0 percent to 9.0 percent in our trust funds. However, the average return on our domestic trust funds was 5.8 percent, 6.3 percent and 4.3 percent, for fiscal years 2000, 2001 and 2002, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower returns recently realized are expected to reduce the trust earnings to be recognized as revenue in 2003. We recognize all earnings and losses realized by our perpetual care trust funds currently. As a result, depressed stock prices and returns on fixed-income investments in the current market are expected to continue to put pressure on perpetual care trust earnings recognized during the current year.

     As disclosed in Note 8 to the consolidated financial statements, our preneed funeral and preneed cemetery merchandise trust funds and escrow accounts had net unrealized depreciation of $120.2 million and $60.8 million, respectively, as of January 31, 2003. Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to reduce the investment value to the expected cost to deliver. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. We project that with approximately 3.0 percent to 5.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, we would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. As discussed in Note 8 to the consolidated financial statements, our perpetual care trust fund accounts had net unrealized depreciation of $37.3 million as of January 31, 2003. Unrealized gains and losses in the perpetual care trust fund do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved. For a more detailed discussion of our accounting for our preneed trust and escrow account earnings, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     We discuss additional trends in our business such as reduced preneed property sales, rising insurance costs, fewer deaths in the short-term, reduced interest costs and the elimination of the earnings contribution from foreign operations in our “Forward-Looking Statements” included in Part II, Item 5.

Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the consolidated financial statements). We believe that of our significant accounting policies (discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002), the following are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Allowance for Doubtful Accounts

     Management must make estimates of the uncollectability of our accounts receivable. A reserve is established based on a range of percentages applied to accounts receivable aging categories. These percentages are based on our historical collection and write-off experience. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.

Depreciation of Long-Lived Assets

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.

Valuation of Long-Lived Assets

     We periodically review for continued appropriateness the carrying value of our long-lived assets including our prearranged receivables, cemetery property and property, plant and equipment. This review is based on our projections of anticipated undiscounted future cash flows. If indicators of impairment were present, we would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. During the first quarter of fiscal year 2003, we recorded an additional valuation allowance of $2.0 million related to our prearranged receivables from our trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue.

Valuation of Long-Lived Intangible Assets and Goodwill

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

     In addition to an annual review, we assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of the use of our assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

     We evaluated our goodwill for impairment at October 31, 2002. We determined the fair value to be greater than the carrying value. Since that time, management has revised our forecast for fiscal year 2003 as discussed in our “Forward-Looking Statements” included in Part II, Item 5, and our stock price has declined significantly. We believe that many of the factors contributing to the revised forecast may be temporary and that an impairment review has not been triggered. We will continue to monitor these factors and if conditions deteriorate significantly, we will perform an interim review.

     When we determine that the carrying value of goodwill and other intangible assets may be greater than fair value, we measure any impairment based on our estimates of current fair value compared to the carrying value of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Goodwill amounted to $491.3 million as of January 31, 2003 and October 31, 2002.

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of earnings.

     Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have not recorded a valuation allowance as of January 31, 2003 based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial condition and results of operations.

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

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Funeral Segment

	Three Months Ended
	January 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$75.9	$77.7	$(1.8)
Opened operations	.1	.1	—

	$76.0	$77.8	$(1.8)

Costs
Existing operations	$56.6	$54.0	$2.6
Opened operations	.1	.1	—

	$56.7	$54.1	$2.6

Gross Profit
Existing operations	$19.3	$23.7	$(4.4)
Opened operations	—	—	—

	$19.3	$23.7	$(4.4)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.7	$17.3	$(16.6)
Costs	.9	14.5	(13.6)

Gross Profit	$(.2)	$2.8	$(3.0)

Total Funeral Revenue	$76.7	$95.1	$(18.4)
Total Funeral Costs	57.6	68.6	(11.0)

Total Funeral Gross Profit	$19.1	$26.5	$(7.4)

     Total funeral revenue decreased $18.4 million in the first quarter of 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue from Closed and Held for Sale Operations. This decline in revenue resulted primarily from the sale of our operations in Spain, Portugal, France, Canada and Argentina, which occurred after the first quarter of fiscal year 2002. The decline in total funeral revenue is also due to a decrease in the number of funeral services performed by Existing Operations coupled with the increase in the proportion of cremations performed compared to traditional funerals, and reduced trust earnings recognized upon the delivery of preneed funerals resulting from lower returns realized in our preneed funeral trust funds over the last few years.

     Funeral revenue from Operations to be Retained decreased $1.8 million, or 2 percent, for the three months ended January 31, 2003, compared to the corresponding period in 2002. There was a 1.6 percent decrease (301 events) in the number of funeral services performed, partially offset by a 1.1 percent increase in average revenue per funeral service performed by these businesses. The 1.6 percent decrease in events was consistent with the 1.9 percent decrease in deaths nationwide for the same period as reported by the Centers for Disease Control and Prevention. We experienced a $1.8 million, or 2 percent, decrease in funeral revenue from Existing Operations primarily due to a 1.8 percent decrease (340 events) in the number of funeral services performed by these businesses, partially offset by a 1.2 percent increase in the average revenue per funeral service performed. The increases in average revenue per funeral service performed were reduced due to the increase in the proportion of cremations performed compared to traditional funerals, the unexpected decline in overall deaths in the first quarter of 2003 and the reduced trust earnings recognized upon the delivery of preneed funerals.

     The increase in funeral costs from Existing Operations is due to an increase in insurance costs and an increase in other costs.

     Funeral gross profit margin from Existing Operations decreased from 30.5 percent in the first quarter of fiscal year 2002 to 25.4 percent in the first quarter of fiscal year 2003 due to the decrease in revenue and increase in costs, resulting primarily from the factors discussed above.

Cemetery Segment

	Three Months Ended
	January 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$54.2	$57.0	$(2.8)
Opened operations	—	—	—

	$54.2	$57.0	$(2.8)

Costs
Existing operations	$42.0	$42.1	$(.1)
Opened operations	—	—	—

	$42.0	$42.1	$(.1)

Gross Profit
Existing operations	$12.2	$14.9	$(2.7)
Opened operations	—	—	—

	$12.2	$14.9	$(2.7)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.3	$1.5	$(1.2)
Costs	.2	1.9	(1.7)

Gross Profit	$.1	$(.4)	$.5

Total Cemetery Revenue	$54.5	$58.5	$(4.0)
Total Cemetery Costs	42.2	44.0	(1.8)

Total Cemetery Gross Profit	$12.3	$14.5	$(2.2)

     Total cemetery revenue decreased $4.0 million, or 7 percent, for the three months ended January 31, 2003, compared to the corresponding period in 2002. We experienced a $2.8 million, or 5 percent, decrease in revenue from Operations to be Retained primarily due to reduced perpetual care trust earnings and reduced preneed cemetery property sales. We experienced an annualized average return of 4.2 percent in our perpetual care trust funds in the first quarter of 2003 resulting in revenue of $1.9 million, compared to 8.7 percent in the first quarter of 2002 resulting in revenue of $4.2 million.

     Cemetery gross profit margin from Existing Operations decreased from 26.1 percent in the first quarter of 2002 to 22.5 percent in the first quarter of 2003. The decline was principally due to the reduction in perpetual care trust earnings and preneed cemetery property sales coupled with increased insurance costs and increased other costs.

Other

     Corporate general and administrative expenses for the first quarter of 2003 increased $.5 million compared to the same period in 2002 primarily due to the adoption of the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “Plan”). The Plan, which became effective April 1, 2002, provides retirement benefits to certain executive officers, which are intended to supplement the benefits available under our 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements. Adoption of the Plan resulted in a charge to corporate general and administrative expenses of $.5 million for the three months ended January 31, 2003 and will result in a charge of approximately $.5 million per quarter thereafter.

     Depreciation and amortization was $13.4 million for the three months ended January 31, 2003 and 2002.

     EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization) was $42.3 million, or 32.2 percent of revenue for the first quarter of fiscal year 2003 compared to $50.8 million, or 33.1 percent of revenue for the same period in 2002. Domestic EBITDA, which is fairly representative of Operations to be Retained, was $42.3 million, or 32.2 percent of domestic revenue for the first quarter of fiscal year 2003 compared to $47.7 million, or 35.0 percent of domestic revenue for the same period in 2002. The decrease in domestic EBITDA is primarily due to the decline in operating earnings. EBITDA is frequently used by security analysts and is presented here to provide additional information about our operations. EBITDA should not be considered as an alternative to net earnings, as an indicator of our operating performance or as an alternative to cash flows as a better measure of liquidity. EBITDA is a non-GAAP measure and may not be comparable as calculated by us to EBITDA as calculated by other companies.

     Interest expense decreased $3.4 million to $13.6 million for the three months ended January 31, 2003 compared to $17.0 million for the same period in 2002. The decrease is due to a $141.2 million decrease in the average debt outstanding during the quarter ended January 31, 2003.

     Other income, net, increased approximately $1.6 million during the first quarter of fiscal year 2003 compared to the same period in 2002 principally due to net gains on the sales of a few small domestic funeral homes in the first quarter of 2003. We have approximately $5.5 million of assets held for sale, consisting primarily of domestic funeral homes, and we may elect to sell other small domestic properties from time to time. Any future sales may generate gains or losses that would be reflected in other income in future periods.

     As of January 31, 2003, our outstanding debt totaled $549.2 million. Of the total amount outstanding, including the portion subject to the interest rate swap agreements in effect as of January 31, 2003, approximately 94 percent was fixed-rate debt, with the remaining 6 percent subject to short-term variable interest rates averaging approximately 5.1 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed-rate debt bearing interest at the fixed swap rate plus such applicable margin. As of March 5, 2003, the effective rate of the debt hedged by the interest rate swaps was 6.775 percent and 7.39 percent on each $50.0 million swapped.

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $37.2 million in preneed sales to our funeral and cemetery merchandise and service backlog during the three months ended January 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $36.9 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $41.5 million for the three months ended January 31, 2003, compared to $41.1 million for the corresponding period in 2002.

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

     In the first quarter of 2003, several external factors adversely impacted our business. There were decreased deaths nationwide according to data published by the Centers for Disease Control and Prevention. Weak financial markets reduced our perpetual care trust earnings, and low levels of consumer confidence negatively affected our ability to increase preneed sales. Based on these factors, we revised our outlook for 2003. We believe that most of the external factors adversely impacting our business are temporary, but while they continue, we will remain focused on improving operational performance, generating cash and reducing debt. We will evaluate how to best deploy our cash flow as opportunities arise. We will consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes or entering into agreements to construct funeral homes in third-party cemeteries. At certain levels, we believe our stock represents a better investment at lower risk than other external growth opportunities, and we would recommend that course of action to our Board of Directors if we determined that the stock repurchase represents the best return on our investment, although we would need waivers of restrictive covenants in our senior secured credit facility to do so. Based on the results of our analysis, we may also consider reducing debt below our goal of $500 million.

Contractual Obligations and Commercial Commitments

     The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2003.

	Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2003	2004 - 2005	2006 - 2007	Thereafter

Current maturities of long-term debt (1)	$6.7	$5.0	$1.7	$—	$—
Long-term debt (1)	540.9	99.9 (1)	72.3	65.7	303.0
Operating lease agreements (2)	41.6	4.0	8.3	5.9	23.4
Non-competition agreements (3)	17.1	4.2	7.3	3.5	2.1

	$606.3	$113.1	$89.6	$75.1	$328.5

(1)	These amounts exclude the unamortized option premium relating to the ROARS of $1.6 million as of January 31, 2003. See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt as of January 31, 2003.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 17 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of January 31, 2003 are $4.0 million, $4.6 million, $3.7 million, $3.2 million, $2.7 million and $23.4 million for the years ending October 31, 2003, 2004, 2005, 2006, 2007 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms.

     Long-term debt as of January 31, 2003 was $549.2 million and as of March 5, 2003 was $545.5 million, which included $1.6 million of the unamortized option premium related to the ROARS. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2003.

					Other,
					Principally
					Seller
Fiscal		Senior	6.40%		Financing of
Year Ending	Term	Subordinated	Public Notes	6.70%	Acquired
October 31,	Loan B	Notes	(ROARS)	Public Notes	Operations	Total

2003	$1.9	$—	$99.9 (1)	$—	$3.1	$104.9
2004	2.5	—	—	.1	3.9	6.5
2005	65.6	—	—	—	1.9	67.5
2006	64.1	—	—	—	.9	65.0
2007	—	—	—	—	.7	.7
Thereafter	—	300.0	—	—	3.0	303.0

Subtotal	$134.1	$300.0	$99.9	$.1	$13.5	547.6

Unamortized option premium relating to the ROARS						1.6

Total long-term debt						$549.2

(1)	We may redeem the ROARS on May 1, 2003 to prevent having the debt remarketed, which will depend primarily upon prevailing market conditions at that time. As of March 5, 2003, we had sufficient availability under our revolver to redeem the ROARS and pay the remarketing dealer an amount equal to the contractually specified value of the remarketing right, and after giving effect to the redemption and the payment of the remarketing right, we expect to have Available Liquidity, as defined in the senior secured credit facility, of no less than $25 million. Accordingly, we have classified the ROARS as long-term debt.

     We also have $14.2 million of outstanding letters of credit as of January 31, 2003, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of January 31, 2003, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     Under our senior secured credit facility, as long as any of the 6.70 percent Notes or ROARS are outstanding, we must maintain a required reserve consisting of (1) availability under the revolving credit facility and/or (2) domestic cash, cash equivalents and marketable securities, the access to which is restricted on terms satisfactory to the collateral agent. The required reserve is an amount equal to the lesser of (1) the amount by which the net cash proceeds from asset sales (calculated on a cumulative basis from the completion of the refinancing transactions) exceeds $75.0 million and (2) the outstanding principal amount of the 6.70 percent Notes and ROARS. Notwithstanding the foregoing, the required reserve cannot be less than the following percentages of the outstanding principal amount of the 6.70 percent Notes and ROARS: 50 percent through January 31, 2003, 75 percent thereafter through April 30, 2003 and 100 percent thereafter. If the ROARS are remarketed, which would occur, if at all, on May 1, 2003, they would not be considered outstanding for purposes of the requirement to maintain the required reserve, and the required reserve for the ROARS would therefore be eliminated. In that case, the portion of the revolver restricted for purposes of the required reserve would then become available to us. As of January 31, 2003 and March 5, 2003, our required reserve was $100.0 million.

     In order for us to purchase or otherwise retire any of the remaining 6.70 percent Notes or ROARS prior to maturity, we must provide evidence satisfactory to the administrative agent under the senior secured credit facility that, immediately after giving effect to the transaction, we will have Available Liquidity, as defined in the senior secured credit facility, of no less than $25 million. As of January 31, 2003 and March 5, 2003, there were no amounts drawn on our $175.0 million revolving credit facility, and our availability under the revolver, after giving consideration to the aforementioned letters of credit, bond obligation and required reserve, was $19.8 million. As of March 5, 2003, $119.7 million was available under the revolver to redeem the ROARS and pay the remarketing dealer the contractually specified value of the remarketing right, and after giving effect to the redemption and the payment of the remarketing right, we expect to have Available Liquidity, as defined in the senior secured credit facility, of no less than $25 million. Accordingly, we have classified the ROARS as long-term debt.

     As of January 31, 2003, we had outstanding $99.9 million 6.40 percent ROARS due May 1, 2013 (remarketing date May 1, 2003). Outstanding ROARS must be redeemed by us or remarketed by the remarketing dealer on May 1, 2003. If the remarketing dealer does not elect to remarket the ROARS, we must redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest. If the remarketing dealer elects to remarket the ROARS, we may override that election by choosing to redeem them on May 1, 2003 for 100 percent of their principal amount plus accrued interest, in which case we will be obligated to pay the remarketing dealer the value of the remarketing right, which was $14.8 million as of March 5, 2003.

     Our senior secured credit facility contains financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest coverage ratio. The covenants are calculated quarterly on a consolidated basis for the four quarter period ending on the date of computation after giving pro forma effect to permitted asset dispositions and acquisitions. Because payment of the value of the remarketing right would cause us to be in violation of these covenants, we would be required to obtain a waiver of these covenants prior to making the payment.

     If the ROARS are remarketed, holders immediately prior to May 1, 2003 must tender them to the remarketing dealer for purchase on May 1, 2003 for a purchase price of 100 percent of their principal amount plus accrued interest. If remarketed, the ROARS will become due May 1, 2013, and the coupon for the remaining term will be 5.44 percent (which was the 10-year United States Treasury rate at the time of initial issuance) plus our then current credit spread. For additional discussion regarding the impact of the potential redemption of the ROARS, see “Forward-Looking Statements” included in Part II, Item 5.

Cash Flow

     Our operations used cash of $7.7 million for the three months ended January 31, 2003, compared to using cash of $2.0 million for the corresponding period in 2002. The decrease in operating cash flow is due primarily to a reduction in net earnings and other working capital changes. Our cash flow does not come in evenly throughout the year. Due to the timing of vendor payments, interest payments and cash used in our preneed business, historically we have had negative to slightly positive cash flow in our first fiscal quarter while generating greater amounts of cash in later quarters.

     Our investing activities resulted in a net cash outflow of $1.1 million for the three months ended January 31, 2003, compared to a net cash outflow of $1.0 million for the comparable period in 2002. For the three months ended January 31, 2003, capital expenditures amounted to $3.1 million, which included $2.9 million for maintenance capital expenditures and $.2 million for new growth initiatives.

     Our financing activities resulted in a net cash outflow of $2.4 million for the three months ended January 31, 2003, compared to a net cash outflow of $3.1 million for the comparable period in 2002. The change from the first quarter of 2002 to the first quarter of 2003 is due principally to repayments of long-term debt of $2.7 million in the three months ended January 31, 2003, compared to $3.5 million in the comparable period of 2002.

Ratio of Earnings to Fixed Charges

     The Company’s ratio of earnings to fixed charges was as follows:

								Three Months
								Ended
Years Ended October 31,								January 31,

1998	1999		2000	2001		2002		2003

2.38(1)	3.43	(2)	2.57	—	(2)(3)	1.75	(4)	2.08

(1)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, our ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

(2)	Excludes the cumulative effect of change in accounting principles.

(3)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, our ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale. Excluding the charge, our ratio of earnings to fixed charges for fiscal year 2002 would have been 2.04.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the three months ended January 31, 2003 and fiscal year 2002 reflect the adoption of

SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal year 1998 reflects the accounting methods in effect in that year.

Inflation

     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     See Note 2 to the consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures about market risk are presented in Item 7A to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, filed with the Securities and Exchange Commission on January 24, 2003. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

     The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, our market risk sensitive instruments and positions are characterized as “other than trading.” Our exposure to market risk as discussed below includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in equity markets, interest rates and the timing of transactions.

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, during the first quarter of 1999, we entered into a three-year interest rate swap agreement involving a notional amount of $200.0 million. This agreement, which became effective March 4, 1999, effectively converted $200.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.915 percent. This swap expired on March 4, 2002. Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($3.9) million and ($4.0) million as of January 31, 2003 and October 31, 2002, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $1.5 million and $1.8 million in the fair value of these instruments as of January 31, 2003 and October 31, 2002, respectively.

     As of January 31, 2003 and October 31, 2002, the carrying values of our Term Loan B, including accrued interest, were $134.1 million and $135.7 million, respectively, compared to fair values of $135.0 million and $136.5 million, respectively. Of the $134.1 million outstanding under Term Loan B on January 31, 2003, $34.1 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.2 million in our pretax earnings. Fair value was determined using quoted market prices. Of the $135.7 million outstanding under Term Loan B on October 31, 2002, $35.7 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trust Funds

     As of January 31, 2003 and October 31, 2002, our marketable equity securities and our fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery merchandise and perpetual care trust funds and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield on the preneed funeral and cemetery merchandise and perpetual care trust funds, based on the January 31, 2003 balances, would result in an approximate $1.9 million increase or decrease per year in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds in fiscal year 2003, approximate $2.3 million in 2004, approximate $3.5 million in 2005 and approximate $5.0 million in 2006.

     Our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 4 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), serves as investment adviser on these trust funds and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of our Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Item 4. Controls and Procedures

     (a)  Within the 90-day time period prior to filing this report, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Based on and as of the date of that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports we file with or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain of our subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) our expectations of the timing of our receipt of income tax benefits related to the sale of our foreign operations, (2) our plans to reduce debt, (3) anticipated future performance of our preneed sales program, (4) anticipated future performance of funds held in trust and (5) our long-term growth plan, including our ability to find attractive acquisition opportunities at prices we are willing to pay.

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

     One of our goals is to reduce our outstanding debt to $500 million. During fiscal year 2002, we completed the sale of all of our foreign operations within our targeted timeframe, resulting in cash proceeds in our estimated range. Our goal was to sell our foreign operations and receive proceeds including tax benefits in the range of $200 million to $250 million. Now that all sales are completed, we expect to ultimately receive total proceeds of approximately $245 million. We have received $203 million of the proceeds and expect to realize the majority of the remaining proceeds of approximately $42 million of income tax benefits during 2003 and 2004. As of March 5, 2003, our remaining outstanding debt was approximately $545 million. With the future tax proceeds that we expect to realize, we will need about $10 million of our cash flow to achieve our debt target during fiscal 2003 or 2004, depending on the timing of the realization of our tax benefits.

     We believe that most of the external factors adversely impacting our business are temporary, but while they continue, we will remain focused on improving operational performance, generating cash and reducing debt. We will evaluate how to best deploy our cash flow as opportunities arise. We will consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes or entering into agreements to construct funeral homes in third-party cemeteries. At certain levels, we believe our stock represents a better investment at lower risk than other external growth opportunities, and we would recommend that course of action to our Board of Directors if we determined that the stock repurchase represents the best return on our investment, although we would need waivers of restrictive covenants in our senior secured credit facility to do so. Our goal is to produce a 15 percent to 20 percent internal rate of return on the deployment of our cash. Based on the results of our analysis, we may also consider further reducing debt below our goal of $500 million.

     We recently revised our fiscal year 2003 forecasts. We project that earnings will be between $0.30 and $0.35 per share for fiscal year 2003, excluding any impact from potential acquisitions and excluding any impact from the potential redemption of the ROARS as discussed below. Excluding any impact from potential acquisitions and the potential redemption of the ROARS, we expect cash flow from operations to be between $50 million and $60 million and expect free cash flow (cash flow from operations less maintenance capital expenditures) to be between $40 million and $45 million. Free cash flow is frequently used by security analysts and is presented here to provide additional information about our operations. Free cash flow should not be considered as an alternative to cash flow from operations as a better measure of liquidity. Free cash flow is a non-GAAP measure and may not be comparable as calculated by us to free cash flow as calculated by other companies.

     We expect the following factors to impact fiscal year 2003 financial results:

Reduced Preneed Property Sales

     The significant decline in consumer confidence in the national economy and reduced discretionary spending has placed significant downward pressure on preneed property sales. We had originally projected preneed property sales to increase over the prior year, but based on lower consumer confidence, have lowered our expectations for preneed property sales to be less than last year.

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

Lower Returns on Trust Funds

     From 1991 through 1999 we achieved an overall annual return of 8.0 percent to 9.0 percent in our trust funds. However, the average return on our domestic trust funds was 5.8 percent, 6.3 percent and 4.3 percent, for fiscal years 2000, 2001 and 2002, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower returns recently realized are expected to reduce the trust earnings to be recognized as revenue in 2003. We recognize all earnings and losses realized by our perpetual care trust funds currently. As a result, depressed stock prices and returns on fixed-income investments in the current market are expected to continue to put pressure on perpetual care trust earnings recognized.

Fewer Deaths in the Short-Term

     Although the death care business is relatively stable and predictable, our business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months primarily related to higher incidents of deaths from pneumonia and influenza. We had originally projected deaths in our markets to increase slightly from the prior year. Based on data published by the Centers for Disease Control and Prevention in the first quarter of 2003 and our actual results in the first quarter of 2003, we are now projecting deaths to be down slightly from the prior year.

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

Potential redemption of the ROARS in May 2003

     Management is currently considering recommending to the Board of Directors that we redeem the ROARS as an alternative to allowing them to be remarketed on May 1, 2003. The forecasts above do not include any impact from the potential redemption of the ROARS in May 2003. If they are redeemed, we must pay the remarketing dealer an amount equal to the contractually specified value of the remarketing right (the “Calculation Amount”). The Calculation Amount on March 5, 2003 (calculated as if the ROARS were redeemed on March 5, 2003) was $14.8 million. The Calculation Amount on May 1, 2003 will vary based on the then applicable 10-year Treasury rate (which was 3.62 percent at March 5, 2003) as follows:

10-year	Value of Remarketing Right
Treasury Rate	("Calculation Amount")

5.44%	$ 0
5.00	3.4 million
4.50	7.5 million
4.00	11.8 million
3.50	16.2 million
3.00	20.9 million

     If we redeem the ROARS and are required to pay the Calculation Amount, interest expense would be increased for fiscal year 2003 by the Calculation Amount, and we would incur a net cash outflow for the after-tax effect of the Calculation Amount.

     As indicated above, the Calculation Amount could be substantial; however, we received approximately $2.9 million from the remarketing dealer at the time of issuance for the remaining $99.9 million of ROARS for the right to remarket them, and we have had the use of these funds since that time.

     As of January 31, 2003, we had $1.6 million of unamortized ROARS option premium primarily representing the unamortized portion of the approximate $2.9 million payment we received from the remarketing dealer. If we redeem the ROARS, interest expense for fiscal year 2003 would be reduced by the unamortized premium on May 1, 2003 of approximately $1.5 million.

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

Risks Related to Our Business

If the remarketing dealer elects to remarket our $99.9 million outstanding 6.40 percent ROARS on May 1, 2003, and we elect to prevent that by redeeming the ROARS, we would be required to pay the remarketing dealer the value of the remarketing right at that time, which could have a material adverse effect on our fiscal year 2003 interest expense, earnings and cash flow.

     We are currently considering redeeming the ROARS as an alternative to allowing them to be remarketed on May 1, 2003. If they are redeemed, we must pay the remarketing dealer an amount equal to the contractually specified value of the remarketing right (the “Calculation Amount”). The Calculation Amount will depend largely on the then applicable 10-year Treasury rate. If we redeem the ROARS and are required to pay the Calculation Amount, interest expense would be increased for fiscal year 2003 by the amount of the Calculation Amount, and we would incur a net cash outflow equal to the after-tax effect of the Calculation Amount. We have not included any impact from the potential redemption of the ROARS in fiscal year 2003 forecasts. For additional information, see “Forward-Looking Statements.”

Earnings from and principal of trust funds and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates or by a decline in the size of the funds.

     We maintain three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. Earnings and investment gains and losses on trust funds and escrow accounts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the funds, and we may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales and maturities, the amount of ordinary income and investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial position and results of operations.

     Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to reduce the investment value to the expected cost to deliver. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. We project that with approximately 3.0 percent to 5.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, our trust and escrow funds would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. Unrealized gains and losses in the perpetual care trust fund do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

Increased costs may have a negative impact on earnings and cash flows.

     We may not be able to achieve revenue growth that exceeds our cost increases. Although we continue to have a goal of increasing our revenues at a rate of growth greater than the growth in our costs, we have not achieved that goal in recent years or in the first quarter of 2003, and we can give no assurance that we will be successful in doing so for the remainder of 2003.

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

We may experience declines in preneed sales due to numerous factors including changes made to contract terms and sales force compensation, or a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

     In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, we changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused, a decline in preneed sales. Geopolitical concerns could continue to lower consumer confidence, which could also result in a further decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

Our ability to achieve our debt reduction targets and to service our debt in the future depends upon our ability to generate sufficient cash, which depends upon many factors, some of which are beyond our control.

     Our ability to achieve our debt reduction targets in the time frame projected by us depends upon our ability to generate sufficient cash from two main sources: (1) income tax proceeds associated with the foreign asset sales and (2) our ongoing operations. We expect to generate capital gains against which the foreign asset sale capital losses may be offset. There can be no assurance that we will receive the tax benefits within our expected timeframe. Our ability to receive the expected income tax benefits within our expected timeframe depends upon, among other things, the timing of our filing for capital loss carrybacks to apply against previously-taxed capital gains and the rate at which we realize additional capital gains. Our tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flow from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control.

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

     In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of preneed funeral services. Extensive advertising or effective marketing by competitors in local markets could cause us to lose market share and revenues or cause us to increase marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs in response to competition in order to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet.

Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

     As of March 5, 2003, $131.1 million of our long-term debt was subject to variable interest rates, although $100 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

Covenant restrictions under our senior secured credit facility and senior subordinated note indenture limit our flexibility in operating our business.

     Our senior secured credit facility and the indenture governing the senior subordinated notes contain, among other things, covenants that restrict us and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. They limit, among other things, our and our subsidiary guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. In addition, the senior secured credit facility contains specific limits on capital expenditures as well as a requirement that we maintain a liquidity reserve that increases over time as long as any of the 6.70 percent Notes or 6.40 percent ROARS are outstanding. Furthermore, the senior secured credit facility requires us to maintain specified financial ratios and satisfy financial condition tests and prohibits payment of the 6.70 percent Notes and the 6.40 percent ROARS unless thereafter our Available Liquidity, as defined in the senior secured credit facility, is no less than $25 million.

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

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. For example, data obtained from the Centers for Disease Control and Prevention (“CDC”) indicate a decrease in deaths in the United States of 1.9 percent during our first quarter of fiscal year 2003, compared to the same period in the prior year. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

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

     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39 percent of the United States burial market by the year 2010, compared to 26 percent in 2000. The trends toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. In November 2002, the Federal Death Care Inspection and Disclosure Act was introduced in the Senate, which, if adopted, would more heavily regulate the death care industry and could result in an increase in our costs. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of November 5, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 10-K”))

3.2	By-laws of the Company, as amended and restated as of December 19, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Form of 6.40 percent Remarketable Or Redeemable Securities (ROARS) due May 1, 2013 (Remarketing date May 1, 2003) (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated August 14, 2001)

4.6	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.7	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.8	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.9	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.10	Remarketing Agreement dated April 24, 1998 between the Company and NationsBanc Montgomery Securities LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K dated April 21, 1998) and Amendment to Remarketing Agreement dated May 15, 2001 between the Company and Bank of America Securities LLC (which has changed its name from NationsBanc Montgomery Securities LLC) (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002)

12	Calculation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K

We filed a Form 8-K dated December 17, 2002, reporting under “Item 5. Other Events,” the earnings release for the quarter ended October 31, 2002 and under “Item 9. Regulation FD Disclosures,” our forecasts for fiscal year 2003.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC

March 14, 2003	/s/ KENNETH C. BUDDE

Kenneth C. Budde
Executive Vice President Chief Financial Officer

March 14, 2003	/s/ MICHAEL G. HYMEL

Michael G. Hymel
Vice President Corporate Controller Chief Accounting Officer

Certifications Required by Rule 13a-14 under the Securities Exchange Act of 1934

I, William E. Rowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ WILLIAM E. ROWE

William E. Rowe
President and Chief Executive Officer

Certifications Required by Rule 13a-14 under the Securities Exchange Act of 1934

I, Kenneth C. Budde, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ KENNETH C. BUDDE

Kenneth C. Budde
Executive Vice President and Chief Financial Officer