Form 10-Q
period 2003-04-30
STEWART ENTERPRISES INC
filed 2003-06-13
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 1-15449

STEWART ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)

110 Veterans Memorial Boulevard Metairie, Louisiana (Address of principal executive offices)	70005 (Zip Code)

Registrant’s telephone number, including area code: (504) 837-5880

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes X No

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of June 4, 2003, was 104,797,103 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,

	2003	2002

Revenues:
Funeral	$75,795	$90,848
Cemetery	57,569	60,141

	133,364	150,989

Costs and expenses:
Funeral	57,257	65,573
Cemetery	43,211	45,277

	100,468	110,850

Gross profit	32,896	40,139
Corporate general and administrative expenses	4,182	4,115

Operating earnings	28,714	36,024
Interest expense	(13,579)	(15,859)
Investment income	84	98
Other income, net	90	510

Earnings before income taxes	15,309	20,773
Income taxes	5,818	7,894

Net earnings	$9,491	$12,879

Net earnings per common share:
Basic	$.09	$.12

Diluted	$.09	$.12

Weighted average common shares outstanding (in thousands):
Basic	108,299	107,822

Diluted	108,302	108,337

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2003	2002

Revenues:
Funeral	$152,531	$185,931
Cemetery	112,050	118,627

	264,581	304,558

Costs and expenses:
Funeral	114,883	134,198
Cemetery	85,419	89,245

	200,302	223,443

Gross profit	64,279	81,115
Corporate general and administrative expenses	8,482	7,885

Operating earnings	55,797	73,230
Interest expense	(27,156)	(32,829)
Investment income	171	222
Other income, net	1,775	590

Earnings before income taxes	30,587	41,213
Income taxes	11,623	15,661

Net earnings	$18,964	$25,552

Net earnings per common share:
Basic	$.18	$.24

Diluted	$.18	$.24

Weighted average common shares outstanding (in thousands):
Basic	108,169	107,729

Diluted	108,196	108,289

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalent investments (Note 12)	$84,239	$28,190
Marketable securities	2,192	2,588
Receivables, net of allowances	85,665	86,827
Inventories	42,993	41,666
Prepaid expenses	3,119	2,815
Deferred income taxes, net	1,696	1,348
Assets held for sale	5,475	8,966

Total current assets	225,379	172,400
Receivables due beyond one year, net of allowances	76,000	76,653
Prearranged receivables, net	1,207,590	1,200,914
Goodwill	491,323	491,323
Deferred charges	252,848	253,083
Cemetery property, at cost	388,294	388,065
Property and equipment, at cost:
Land	44,670	44,402
Buildings	305,772	304,125
Equipment and other	156,645	154,389

	507,087	502,916
Less accumulated depreciation	178,312	168,600

Net property and equipment	328,775	334,316
Deferred income taxes, net	86,142	95,794
Other assets	1,214	3,036

Total assets	$3,057,565	$3,015,584

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

Current liabilities:
Current maturities of long-term debt (Note 12)	$64,079	$6,689
Accounts payable	8,070	11,113
Accrued payroll	8,790	13,903
Accrued insurance	16,856	14,764
Accrued interest	14,372	14,642
Accrued other	8,817	10,978
Liabilities associated with assets held for sale	2,146	2,911

Total current liabilities	123,130	75,000
Long-term debt, less current maturities	530,394	545,255
Prearranged deferred revenue, net	1,549,043	1,561,533
Other long-term liabilities	22,022	21,533

Total liabilities	2,224,589	2,203,321

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,797,103 and 104,469,572 shares at April 30, 2003 and October 31, 2002, respectively	104,797	104,470
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2003 and October 31, 2002; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	678,353	677,087
Retained earnings	49,568	30,604
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(877)	(965)
Derivative financial instrument losses	(2,420)	(2,488)

Total accumulated other comprehensive loss	(3,297)	(3,453)

Total shareholders’ equity	832,976	812,263

Total liabilities and shareholders’ equity	$3,057,565	$3,015,584

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands, except per share amounts)

				Unrealized
				Appreciation	Derivative
		Additional		(Depreciation)	Financial	Total
	Common	Paid-In	Retained	of	Instrument	Shareholders'
	Stock(1)	Capital	Earnings	Investments	Gains (Losses)	Equity

Balance October 31, 2002	$108,025	$677,087	$30,604	$(965)	$(2,488)	$812,263
Comprehensive income:
Net earnings			18,964			18,964
Other comprehensive income:
Unrealized appreciation of investments				144		144
Net deferred income tax expense on unrealized appreciation of investments				(56)		(56)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument					109	109
Deferred income tax expense on unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument					(41)	(41)

Total other comprehensive income	—	—	—	88	68	156

Total comprehensive income	—	—	18,964	88	68	19,120
Issuance of common stock	327	1,266				1,593

Balance April 30, 2003	$108,352	$678,353	$49,568	$(877)	$(2,420)	$832,976

(1)	Amount includes 104,797 and 104,470 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2003 and October 31, 2002, respectively, and includes 3,555 shares (in thousands) of Class B common stock

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$18,964	$25,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,112	27,979
Provision for doubtful accounts	3,515	5,180
Net loss realized on marketable securities	—	485
Net gains on sale of assets	(887)	(273)
Provision for deferred income taxes	7,842	14,741
Changes in assets and liabilities:
Increase in other receivables	(2,448)	(5,213)
Decrease in deferred charges	2,472	2,358
Increase in inventories and cemetery property	(525)	(2,250)
Decrease in accounts payable and accrued expenses	(4,871)	(5,677)
Change in prearranged activity	(17,746)	(13,844)
Prearranged acquisition costs	(17,437)	(15,262)
Increase (decrease) in other	2,119	(1,657)

Net cash provided by operating activities	18,110	32,119

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	550	169
Purchases of marketable securities and long-term investments	(9)	(19)
Proceeds from sale of assets, net	1,714	15,676
Additions to property and equipment	(7,473)	(7,651)
Other	182	549

Net cash provided by (used in) investing activities	(5,036)	8,724

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,

	2003	2002

Cash flows from financing activities:
Proceeds from long-term debt	50,000	—
Repayments of long-term debt	(7,338)	(29,077)
Issuance of common stock	313	400

Net cash provided by (used in) financing activities	42,975	(28,677)

Effect of exchange rates on cash and cash equivalents	—	(470)

Net increase in cash	56,049	11,696
Cash and cash equivalents, beginning of period	28,190	23,123

Cash and cash equivalents, end of period	$84,239	$34,819

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$3,800	$400
Interest	$24,500	$30,600
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$1,280	$1,318

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

(a) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis.

     As of April 30, 2003, the Company owned and operated 301 funeral homes and 149 cemeteries in 29 states within the United States and Puerto Rico. In fiscal year 2002, the Company sold its foreign operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries.

(b) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 7 for a discussion of assets held for sale and liabilities associated with assets held for sale.

(c) Interim Disclosures

     The information as of April 30, 2003, and for the three and six months ended April 30, 2003 and 2002, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The results of operations for the three and six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2003.

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

(f) Prearranged Trust Receivable and Prearranged Deferred Revenue

     The Company evaluates the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets are below the recorded prearranged receivable balance. A prearranged trust receivable is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable is deemed to be impaired, the trust receivable is reduced to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There is no income statement impact as long as the deferred revenue is not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated costs to deliver the underlying products or services, the Company would record a charge to earnings. During the fourth quarter of fiscal year 2002, the Company recorded a valuation allowance of $20,000 related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. During the first quarter of fiscal year 2003, the Company recorded a $2,000 increase in its valuation allowance related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. In the second quarter of fiscal year 2003, the Company recorded a $7,000 decrease in its valuation allowance related to its prearranged receivables, which resulted in an increase to prearranged receivables and prearranged deferred revenue. Accordingly, the valuation allowance as of April 30, 2003 was $15,000. There were no charges to earnings during these periods as a result of these valuation allowances.

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

(h) Depreciation

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 19 to 45 years and from 3 to 10 years, respectively, primarily using the straight-line method.

(i) Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” revenues and expenses of the Company’s foreign subsidiaries were translated at average exchange rates prevailing during the periods until they were sold. The resulting translation adjustments were reflected in a separate component of shareholders’ equity.

(j) Stock-Based Compensation

     At April 30, 2003, the Company had five stock-based employee compensation plans, which are described in more detail in Note 15 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the pro forma effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net earnings	$9,491	$12,879	$18,964	$25,552
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(718)	(1,038)	(1,445)	(2,254)

Pro forma net earnings	$8,773	$11,841	$17,519	$23,298

Net earnings per common share:
Basic — as reported	$.09	$.12	$.18	$.24

Basic — pro forma	$.08	$.11	$.16	$.22

Diluted — as reported	$.09	$.12	$.18	$.24

Diluted — pro forma	$.08	$.11	$.16	$.22

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

     Commissions and other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral service sales and prearranged funeral merchandise sales are deferred and amortized as the contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred.

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

(l) Cemetery Revenue

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust funds or escrow accounts. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and service trust funds or escrow accounts as prearranged deferred revenue on the balance

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

sheet until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise and services are delivered or contracts are cancelled.

     Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trust funds. The income from these funds, which has been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the consolidated financial statements. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

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

(n) Income Taxes

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management would provide a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized.

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

     Prior to the adoption of SFAS No. 142, the Company allocated goodwill amortization between its funeral and cemetery segments thereby impacting funeral and cemetery gross profit. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The carrying amount of goodwill at April 30, 2003 and October 31, 2002 amounted to $491,323.

(b) Other Changes

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the diversity in practice for recognizing asset retirement obligations (“ARO’s”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 in fiscal year 2003 had no impact on the Company’s financial condition or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” With the rescission of FASB Statements No. 4 and 64, only gains and losses from extinguishments of debt meeting the criteria in APB Opinion No. 30 would be classified as extraordinary items. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company’s financial condition or results of operations.

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

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions-An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 had no impact on the Company’s financial condition or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 and presented the pro forma effects of SFAS No. 123 for fiscal years 2002, 2001 and 2000 in its Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The pro forma effects on the three and six months ended April 30, 2003 and 2002 are presented in Note 1(j) above.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is in the process of determining what impact, if any, the adoption of this statement will have upon its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of this statement will have upon its financial condition or results of operations.

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

(4) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended April 30, 2003
Net earnings	$9,491

Basic earnings per common share:
Earnings available to common shareholders	$9,491	108,299	$.09

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	3

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$9,491	108,302	$.09

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Three Months Ended April 30, 2002
Net earnings	$12,879

Basic earnings per common share:
Earnings available to common shareholders	$12,879	107,822	$.12

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	515

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$12,879	108,337	$.12

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Six Months Ended April 30, 2003
Net earnings	$18,964

Basic earnings per common share:
Earnings available to common shareholders	$18,964	108,169	$.18

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	27

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$18,964	108,196	$.18

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data

Six Months Ended April 30, 2002
Net earnings	$25,552

Basic earnings per common share:
Earnings available to common shareholders	$25,552	107,729	$.24

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	560

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$25,552	108,289	$.24

     Options to purchase 6,869,117 and 4,948,670 shares of common stock at prices ranging from $3.78 to $27.25 per share and $4.41 to $27.25 per share were outstanding during the three and six months ended April 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options expire between July 31, 2004 and April 12, 2005.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

     (5)  Segment Data

          The Company’s reportable segment information is as follows:

			Consolidated
	Funeral	Cemetery	Totals

Revenues from external customers:
Three months ended April 30,
2003	$75,795	57,569	$133,364
2002	$90,848	60,141	$150,989
Six months ended April 30,
2003	$152,531	112,050	$264,581
2002	$185,931	118,627	$304,558
Gross profit:
Three months ended April 30,
2003	$18,538	14,358	$32,896
2002	$25,275	14,864	$40,139
Six months ended April 30,
2003	$37,648	26,631	$64,279
2002	$51,733	29,382	$81,115
Goodwill:
April 30, 2003	$332,508	158,815	$491,323
October 31, 2002	$332,508	158,815	$491,323

     A reconciliation of total segment gross profit to total earnings before income taxes for the three and six months ended April 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Gross profit for reportable segments	$32,896	$40,139	$64,279	$81,115
Corporate general and administrative expenses	(4,182)	(4,115)	(8,482)	(7,885)
Interest expense	(13,579)	(15,859)	(27,156)	(32,829)
Investment income	84	98	171	222
Other income, net	90	510	1,775	590

Earnings before income taxes	$15,309	$20,773	$30,587	$41,213

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of April 30, 2003 and October 31, 2002 and for the three and six months ended April 30, 2003 and 2002, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$70,559	$5,236	$—	$75,795
Cemetery	—	50,234	7,335	—	57,569

	—	120,793	12,571	—	133,364

Costs and expenses:
Funeral	—	53,595	3,662	—	57,257
Cemetery	—	37,728	5,483	—	43,211

	—	91,323	9,145	—	100,468

Gross profit	—	29,470	3,426	—	32,896
Corporate general and administrative expenses	4,328	(146)	—	—	4,182

Operating earnings (loss)	(4,328)	29,616	3,426	—	28,714
Interest income (expense)	6,645	(17,525)	(2,699)	—	(13,579)
Investment income	84	—	—	—	84
Other income (expense), net	131	(131)	90	—	90

Earnings before income taxes	2,532	11,960	817	—	15,309
Income taxes	411	4,544	863	—	5,818

Net earnings (loss) before equity in subsidiaries	2,121	7,416	(46)	—	9,491

Equity in subsidiaries	7,370	—	—	(7,370)	—

Net earnings (loss)	9,491	7,416	(46)	(7,370)	9,491
Other comprehensive income, net	67	—	—	—	67

Comprehensive income (loss)	$9,558	$7,416	$(46)	$(7,370)	$9,558

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$142,115	$10,416	$—	$152,531
Cemetery	—	98,604	13,446	—	112,050

	—	240,719	23,862	—	264,581

Costs and expenses:
Funeral	—	107,633	7,250	—	114,883
Cemetery	—	75,119	10,300	—	85,419

	—	182,752	17,550	—	200,302

Gross profit	—	57,967	6,312	—	64,279
Corporate general and administrative expenses	8,800	(318)	—	—	8,482

Operating earnings (loss)	(8,800)	58,285	6,312	—	55,797
Interest income (expense)	13,916	(35,879)	(5,193)	—	(27,156)
Investment income	171	—	—	—	171
Other income, net	463	1,148	164	—	1,775

Earnings before income taxes	5,750	23,554	1,283	—	30,587
Income taxes	1,031	8,950	1,642	—	11,623

Net earnings (loss) before equity in subsidiaries	4,719	14,604	(359)	—	18,964

Equity in subsidiaries	14,245	—	—	(14,245)	—

Net earnings (loss)	18,964	14,604	(359)	(14,245)	18,964
Other comprehensive income, net	156	—	—	—	156

Comprehensive income (loss)	$19,120	$14,604	$(359)	$(14,245)	$19,120

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	April 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$81,652	$1,636	$951	$—	$84,239
Marketable securities	899	26	1,267	—	2,192
Receivables, net of allowances	28,739	35,725	21,201	—	85,665
Inventories	396	34,704	7,893	—	42,993
Prepaid expenses	730	2,292	97	—	3,119
Deferred income taxes, net	537	1,159	—	—	1,696
Assets held for sale	—	4,933	542	—	5,475

Total current assets	112,953	80,475	31,951	—	225,379
Receivables due beyond one year, net of allowances	200	50,076	25,724	—	76,000
Prearranged receivables, net	—	1,189,270	18,320	—	1,207,590
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	8,622	224,523	19,703	—	252,848
Cemetery property, at cost	—	365,057	23,237	—	388,294
Property and equipment, at cost	30,039	435,430	41,618	—	507,087
Less accumulated depreciation	15,128	151,250	11,934	—	178,312

Net property and equipment	14,911	284,180	29,684	—	328,775
Deferred income taxes, net	29,857	56,285	—	—	86,142
Investment in subsidiaries	146,619	—	—	(146,619)	—
Other assets	103	1,111	—	—	1,214

Total assets	$313,265	$2,702,633	$188,286	$(146,619)	$3,057,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$64,079	$—	$—	$—	$64,079
Accounts payable	373	7,301	396	—	8,070
Accrued expenses	17,736	25,169	5,930	—	48,835
Liabilities associated with assets held for sale	—	2,130	16	—	2,146

Total current liabilities	82,188	34,600	6,342	—	123,130
Long-term debt, less current maturities	500,394	—	30,000	—	530,394
Intercompany payables, net	(1,117,892)	1,062,930	54,962	—	—
Prearranged deferred revenue, net	—	1,454,985	94,058	—	1,549,043
Other long-term liabilities	15,599	6,423	—	—	22,022

Total liabilities	(519,711)	2,558,938	185,362	—	2,224,589

Common stock	108,352	426	53	(479)	108,352
Other	727,921	143,269	2,871	(146,140)	727,921
Accumulated other comprehensive loss	(3,297)	—	—	—	(3,297)

Total shareholders’ equity	832,976	143,695	2,924	(146,619)	832,976

Total liabilities and shareholders’ equity	$313,265	$2,702,633	$188,286	$(146,619)	$3,057,565

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$24,752	$3,209	$229	$—	$28,190
Marketable securities	755	26	1,807	—	2,588
Receivables, net of allowances	24,340	41,131	21,356	—	86,827
Inventories	407	32,987	8,272	—	41,666
Prepaid expenses	706	2,032	77	—	2,815
Deferred income taxes, net	591	757	—	—	1,348
Assets held for sale	—	8,424	542	—	8,966

Total current assets	51,551	88,566	32,283	—	172,400
Receivables due beyond one year, net of allowances	—	52,020	24,633	—	76,653
Prearranged receivables, net	—	1,181,775	19,139	—	1,200,914
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	8,716	224,959	19,408	—	253,083
Cemetery property, at cost	—	364,830	23,235	—	388,065
Property and equipment, at cost	29,028	432,492	41,396	—	502,916
Less accumulated depreciation	13,385	144,059	11,156	—	168,600

Net property and equipment	15,643	288,433	30,240	—	334,316
Deferred income taxes, net	30,794	63,980	1,020	—	95,794
Investment in subsidiaries	150,555	—	—	(150,555)	—
Other assets	1,981	1,055	—	—	3,036

Total assets	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,689	$—	$—	$—	$6,689
Accounts payable	880	9,836	397	—	11,113
Accrued expenses	21,247	27,744	5,296	—	54,287
Liabilities associated with assets held for sale	—	2,896	15	—	2,911

Total current liabilities	28,816	40,476	5,708	—	75,000
Long-term debt, less current maturities	515,255	—	30,000	—	545,255
Intercompany payables, net	(1,112,077)	1,071,567	40,510	—	—
Prearranged deferred revenue, net	—	1,469,680	91,853	—	1,561,533
Other long-term liabilities	14,983	6,550	—	—	21,533

Total liabilities	(553,023)	2,588,273	168,071	—	2,203,321

Common stock	108,025	336	53	(389)	108,025
Other	707,691	128,665	21,501	(150,166)	707,691
Accumulated other comprehensive loss	(3,453)	—	—	—	(3,453)

Total shareholders’ equity	812,263	129,001	21,554	(150,555)	812,263

Total liabilities and shareholders’ equity	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$6,738	$7,107	$4,265	$—	$18,110

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Purchases of marketable securities	—	—	(9)	—	(9)
Proceeds from sale of assets, net	(821)	2,535	—	—	1,714
Additions to property and equipment	(1,085)	(6,123)	(265)	—	(7,473)
Other	—	182	—	—	182

Net cash provided by (used in) investing activities	(1,906)	(3,406)	276	—	(5,036)

Cash flows from financing activities:
Proceeds from long-term debt	50,000	—	—	—	50,000
Repayments of long-term debt	(7,338)	—	—	—	(7,338)
Intercompany receivables (payables)	9,093	(5,274)	(3,819)	—	—
Issuance of common stock	313	—	—	—	313

Net cash provided by (used in) financing activities	52,068	(5,274)	(3,819)	—	42,975

Net increase (decrease) in cash	56,900	(1,573)	722	—	56,049
Cash and cash equivalents, beginning of period	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of period	$81,652	$1,636	$951	$—	$84,239

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

     In the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon current offers at that time from interested parties, or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pretax noncash charge to earnings of $269,158 ($205,089 after-tax, of which $187,329 related to foreign operations) in the third quarter of 2001. Primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, the Company re-evaluated the expected loss on the disposition of the assets held for sale and recorded an aggregate pretax noncash charge to earnings of $18,500 ($11,200 after-tax) in the third quarter of 2002.

     The impairment charges related to these writedowns and the writedowns of the non-competition agreements are reflected in the “loss on assets held for sale and other charges” line item of the consolidated statement of earnings in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At April 30, 2003 and October 31, 2002, the assets held for sale (excluding $2 of cash and cash equivalent investments of the operations held for sale as of April 30, 2003 and October 31, 2002) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain assets, primarily funeral homes.

     A summary of the assets and liabilities included in these line items at April 30, 2003 and October 31, 2002 is as follows:

	April 30, 2003	October 31, 2002

Assets
Receivables, net of allowances	$407	$590
Inventories and other current assets	794	876
Net property and equipment	996	2,384
Prearranged receivables, net	1,438	2,460
Deferred charges and other assets	1,015	1,831
Cemetery property	825	825

Assets held for sale	$5,475	$8,966

Liabilities
Current liabilities	$111	$561
Deferred income taxes, net	2	299
Prearranged deferred revenue, net	2,033	2,051

Liabilities associated with assets held for sale	$2,146	$2,911

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Loss on Assets Held for Sale and Other Charges—(Continued)

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the three and six months ended April 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Revenues	$578	$12,743	$1,586	$31,505

Operating earnings (loss)	$(48)	$1,850	$(152)	$4,176

(8) Funeral and Cemetery Trust Funds and Escrow Accounts

     Amounts due from preneed funeral and preneed cemetery merchandise trust and escrow accounts are included in the prearranged receivables line in the Company’s consolidated balance sheet. As discussed in Note 1(f), the Company recorded a valuation allowance of $20,000 as of October 31, 2002 and increased its valuation allowance by $2,000 as of January 31, 2003 related to the prearranged receivable from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. As of April 30, 2003, the Company reduced its valuation allowance by $7,000, which resulted in an increase to prearranged receivables and prearranged deferred revenue. Accordingly, as of April 30, 2003, the valuation allowance was $15,000. For further information regarding prearranged receivables, see Note 4 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The Company’s perpetual care trust fund accounts are not reflected in the accompanying financial statements. For further information regarding the perpetual care trust funds, see Note 5 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The following reflects the Company’s preneed funeral, preneed cemetery merchandise and perpetual care trust fund and escrow account balances as of April 30, 2003 and October 31, 2002.

	Funeral		Cemetery Merchandise		Perpetual Care

	April 30,	October 31,	April 30,	October 31,	April 30,	October 31,
	2003	2002	2003	2002	2003	2002

Total value at cost	$537,816	$538,180	$229,614	$227,588	$221,329	$217,174
Net unrealized depreciation	(104,801)	(116,760)	(53,617)	(60,010)	(32,545)	(38,007)

Total value at market	$433,015	$421,420	$175,997	$167,578	$188,784	$179,167

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Consolidated Comprehensive Income

     Consolidated comprehensive income for the six months ended April 30, 2003 and 2002 is as follows:

	Six Months Ended April 30,

	2003	2002

Net earnings	$18,964	$25,552
Other comprehensive income (loss):
Foreign translation adjustment related to operations sold	—	8,900
Foreign translation adjustment	—	(10,364)
Unrealized appreciation of investments	144	587
Net deferred income tax expense on unrealized appreciation of investments	(56)	(196)
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument	—	2,128
Unrealized appreciation (depreciation) on derivative instrument designated and qualifying as a cash flow hedging instrument	109	(742)
Deferred income tax expense on unrealized appreciation (depreciation) on derivative instrument designated and qualifying as a cash flow hedging instrument	(41)	(500)

Total other comprehensive income (loss)	156	(187)

Total comprehensive income	$19,120	$25,365

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

     All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured equally and ratably with the 6.70 percent Notes by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Guarantees—(Continued)

shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors and officers permitted by Louisiana law. The Company has in effect a directors’ and officers’ liability insurance policy that provides for indemnification of its officers and directors against losses arising from claims asserted against them in their capacities as officers and directors, subject to limitations and conditions set forth in such policy. The Company has also entered into indemnity agreements with each director and executive officer, pursuant to which the Company has agreed, subject to certain exceptions, to purchase and maintain directors’ and officers’ liability insurance. The agreements also provide that the Company will indemnify each director and executive officer against any costs and expenses, judgments, settlements and fines incurred in connection with any claim involving him or her by reason of his or her position as director or officer, provided that the director or executive officer meets certain standards of conduct.

     As of April 30, 2003, the Company has guaranteed long-term debt of its subsidiaries of approximately $5,468 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

(11) Related Party Transactions

     During the fiscal year ended October 31, 1992, Mr. Frank B. Stewart, Jr., Chairman of the Board, and two trusts established by Mr. Stewart and his wife for the benefit of their children, entered into an agreement with the Company whereby the Company, with the approval of all of the disinterested members of the Board of Directors, agreed to advance the premiums on a split dollar “second-to-die” life insurance policy purchased by the trusts and insuring the lives of Mr. and Mrs. Stewart. The premiums were payable over a 12-year period, and the trusts were required to reimburse the Company currently for that portion of the premiums the Company paid that, if not reimbursed, would be treated as compensation to Mr. Stewart for federal income tax purposes. Interest accrued on the remaining premium advanced at 8 percent per annum from the date each premium payment was made by the Company. The advances were collateralized by an assignment of other insurance policies owned by the trusts and shares of the Company’s Class A common stock that are held by the trusts. The trusts originally agreed that, upon the death of Mr. or Mrs. Stewart, the proceeds of such other insurance policies would be used to reduce the outstanding balance due to the Company. In addition, the Company was entitled to reimbursement of the unpaid balance of all amounts advanced, together with accrued interest, upon the first to occur of (1) the surrender of the policy, (2) the deaths of Mr. and Mrs. Stewart or (3) the expiration of 120 days following the payment in full of all premiums on the policy. The outstanding amount advanced to the trusts by the Company, including accrued interest, was approximately $1,879 at October 31, 2002. On April 29, 2003, the outstanding amount advanced to the trusts, including accrued interest, under the split dollar insurance policy was repaid by the trusts in the amount of $1,935.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Related Party Transactions—(Continued)

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Stewart unrelated to the policy described in the preceding paragraph. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at April 30, 2003, including accrued interest, was approximately $953.

(12) Subsequent Events

     On May 1, 2003, the Company redeemed its $99,897 outstanding Remarketable Or Redeemable Securities (“ROARS”). When the remarketing dealer elected to remarket the ROARS, the Company exercised its right to redeem the ROARS rather than allow them to be remarketed. The Company paid the remarketing dealer $12,691, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1,532 unamortized ROARS option premium and $130 in costs, the Company will record a charge of $11,289 ($7,338 after-tax, or $.07 per share) in the third quarter of fiscal year 2003. In order to redeem the ROARS, the Company used $50,000 of additional Term Loan B financing along with $50,000 from its revolving credit facility. On the Company's April 30, 2003 balance sheet, the portion of the ROARS that was redeemed using the $50,000 of additional Term Loan B financing is classified as a short-term obligation because the Company secured this financing prior to April 30, 2003 for the purpose of redeeming the ROARS. As of April 30, 2003, the Company had sufficient availability under its revolving credit facility to redeem the remainder of the $99,897 outstanding ROARS. Accordingly, the Company classified this amount as long-term debt. In connection with the redemption of the ROARS, the Company amended the loan covenants that govern its revolving credit and Term Loan B credit. The amendment to the credit agreement provides greater financial flexibility.

     Subsequent to May 1, 2003, the Company received $23,334 in tax proceeds related to loss carrybacks generated from the sale of its foreign operations. The Company used these proceeds and cash on hand to reduce its debt balance to $517,325 as of June 4, 2003.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of June 4, 2003, we owned and operated 301 funeral homes and 149 cemeteries in 29 states within the United States and Puerto Rico.

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

     Our funeral and cemetery businesses include prearranged sales funded through trust and escrow arrangements. The cemetery business includes maintenance of cemetery grounds funded through perpetual care trust funds. We defer all of the earnings realized by our preneed funeral and preneed cemetery merchandise trust funds and escrow accounts until the underlying merchandise or services are delivered. We recognize the earnings from our perpetual care trust funds as they are realized in the trust.

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trust funds. However, the average realized return on our domestic trust funds was 5.8 percent, 6.3 percent, 4.3 percent and 2.6 percent, for fiscal years 2000, 2001, 2002 and the six months ended April 30, 2003, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower investment returns realized during the last few years are expected to reduce the trust earnings to be recognized as revenue in 2003. We recognize all earnings and losses realized by our perpetual care trust funds currently. As a result, depressed stock prices and returns on fixed-income investments in the current market are expected to continue to put pressure on perpetual care trust earnings recognized during the current year. Because approximately 45 percent of our portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to follow the overall stock market performance. The yield on our total trust portfolio, including unrealized gains and losses, through May of calendar year 2003 was up nearly 7.0 percent, driven by strong performance in April and May.

     As disclosed in Note 8 to the consolidated financial statements, our preneed funeral and preneed cemetery merchandise trust funds and escrow accounts had net unrealized depreciation of $104.8 million and $53.6 million, respectively, as of April 30, 2003. Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to reduce the investment value to the expected cost to deliver. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. We project that with approximately 3.0 percent to 5.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, we would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. As discussed in Note 8 to the consolidated financial statements, our perpetual care trust fund accounts had net unrealized depreciation of $32.5 million as of April 30, 2003. Unrealized gains and losses in the perpetual care trust funds do not affect earnings but could limit the capital gains available to us and could result in lower returns and current revenues than we have historically achieved. For a more detailed discussion of our accounting for our preneed trust and escrow account earnings, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     We discuss additional trends in our business, such as reduced preneed property sales, rising insurance costs, fewer deaths in the short-term, reduced interest costs and the elimination of the earnings contribution from foreign operations, in our “Forward-Looking Statements” included in Part II, Item 5.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the consolidated financial statements). We believe that our critical accounting policies (as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002) are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. There have been no changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

================================================================================

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Funeral Segment

	Three Months Ended
	April 30,
			Increase
	2003	2002	(Decrease)

		(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$75.2	$79.5	$(4.3)
Opened operations	.2	.1	.1

	$75.4	$79.6	$(4.2)

Costs
Existing operations	$56.7	$56.1	$.6
Opened operations	.1	.1	—

	$56.8	$56.2	$.6

Gross Profit
Existing operations	$18.5	$23.4	$(4.9)
Opened operations	.1	—	.1

	$18.6	$23.4	$(4.8)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.4	$11.3	$(10.9)
Costs	.5	9.4	(8.9)

Gross Profit	$(.1)	$1.9	$(2.0)

Total Funeral Revenue	$75.8	$90.9	$(15.1)
Total Funeral Costs	57.3	65.6	(8.3)

Total Funeral Gross Profit	$18.5	$25.3	$(6.8)

     Total funeral revenue declined $15.1 million in the second quarter of 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue from Closed and Held for Sale Operations. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of our foreign operations during fiscal year 2002. The decline in total funeral revenue is also due to a decrease in the number of funeral services performed coupled with a reduction in trust earnings recognized upon the delivery of preneed funerals. The reduction in trust earnings in fiscal year 2003 compared to fiscal year 2002 resulted from lower investment returns realized in our preneed funeral trust funds during the last few years.

     Funeral revenue from Operations to be Retained decreased $4.2 million, or 5.3 percent, for the three months ended April 30, 2003, compared to the corresponding period in 2002. There was a 6.5 percent decrease (1,260 events) in the number of funeral services performed, partially offset by a 1.3 percent increase in the average revenue per funeral service performed by these businesses. We experienced a $4.3 million, or 5.4 percent, decrease in funeral revenue from Existing Operations, primarily due to a 6.6 percent decrease (1,278 events) in the number of funeral services performed by these businesses, partially offset by a 1.3 percent increase in the average revenue per funeral service performed.

     Funeral gross profit margin from Existing Operations decreased from 29.4 percent in the second quarter of fiscal year 2002 to 24.6 percent in the second quarter of fiscal year 2003. The decline is due to an increase in insurance costs combined with the decrease in funeral revenue as discussed above. The cremation rate for Existing Operations was 39.3 percent for the quarter ended April 30, 2003 compared to 38.7 percent for the quarter ended April 30, 2002.

Cemetery Segment

	Three Months Ended
	April 30,
			Increase
	2003	2002	(Decrease)

		(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$57.4	$58.7	$(1.3)
Opened operations	—	—	—

	$57.4	$58.7	$(1.3)

Costs
Existing operations	$43.0	$43.8	$(.8)
Opened operations	—	—	—

	$43.0	$43.8	$(.8)

Gross Profit
Existing operations	$14.4	$14.9	$(.5)
Opened operations	—	—	—

	$14.4	$14.9	$(.5)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.2	$1.4	$(1.2)
Costs	.2	1.5	(1.3)

Gross Profit	$—	$(.1)	$.1

Total Cemetery Revenue	$57.6	$60.1	$(2.5)
Total Cemetery Costs	43.2	45.3	(2.1)

Total Cemetery Gross Profit	$14.4	$14.8	$(.4)

     Total cemetery revenue decreased $2.5 million, or 4.2 percent, for the three months ended April 30, 2003, compared to the corresponding period in 2002. We experienced a $1.3 million, or 2.2 percent, decrease in revenue from Operations to be Retained, primarily due to the decline in the number of families served in our cemeteries, which we believe resulted primarily from a decline in the number of deaths. We also experienced a $1.2 million decline in revenue from Closed and Held for Sale Operations due primarily to the disposition of our foreign operations in fiscal year 2002. During the quarter ended April 30, 2003, our perpetual care trust earnings were consistent with the comparable quarter of last year. We experienced an annualized average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trust funds for the quarter ended April 30, 2003 resulting in revenue of $2.1 million, compared to 4.2 percent for the corresponding period in 2002 resulting in revenue of $2.0 million.

     Cemetery gross profit margin from Existing Operations decreased from 25.4 percent in the second quarter of 2002 to 25.1 percent in the second quarter of 2003. The decline was principally due to increased insurance costs coupled with the reduction in cemetery revenue as discussed above.

Other

     Depreciation and amortization was $13.7 million for the second quarter of fiscal year 2003 compared to $14.5 million for the same period in 2002. The decrease is primarily due to the sale of our foreign operations during 2002.

     Interest expense decreased $2.3 million to $13.6 million for the second quarter of fiscal year 2003 compared to $15.9 million for the same period in 2002. The decrease is primarily due to a $125.9 million decrease in the average debt outstanding, partially offset by an approximate 40 basis point increase in the average interest rate during the quarter ended April 30, 2003 compared to the quarter ended April 30, 2002.

     Other income, net, decreased approximately $.4 million during the second quarter of fiscal year 2003 compared to the same period in 2002. The decrease is primarily due to the net gain on the sale of a domestic funeral home during the second quarter of 2002.

     As of April 30, 2003 and June 4, 2003, our outstanding debt totaled $594.5 million and $517.3 million, respectively. On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million Remarketable Or Redeemable Securities (“ROARS”) rather than allowing them to be remarketed. In order to redeem the ROARS, we used $50.0 million of additional Term Loan B financing and $50.0 million from our revolving credit facility. On our April 30, 2003 balance sheet, the portion of the ROARS that was redeemed using the $50.0 million of additional Term Loan B financing is classified as a short-term obligation because we secured this financing prior to April 30, 2003 for the purpose of redeeming the ROARS. As of April 30, 2003, we had sufficient availability under our revolving credit facility to redeem the remainder of the $99.9 million outstanding ROARS. Accordingly, we classified this amount as long-term debt. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreements in effect as of April 30, 2003, approximately 86 percent was fixed-rate debt, with the remaining 14 percent subject to short-term variable interest rates averaging approximately 4.8 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed- rate debt bearing interest at the fixed swap rate plus such applicable margin. As of June 4, 2003, the effective rate of the debt hedged by the interest rate swaps was 7.025 percent and 7.64 percent on each $50.0 million swapped.

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $42.8 million in preneed sales to our funeral and cemetery merchandise and service backlog during the three months ended April 30, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $45.9 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $45.0 million for the three months ended April 30, 2003, compared to $47.4 million for the corresponding period in 2002.

Six Months Ended April 30, 2003 Compared to Six Months Ended April 30, 2002

Funeral Segment

	Six Months Ended
	April 30,
			Increase
	2003	2002	(Decrease)

		(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$151.1	$157.2	$(6.1)
Opened operations	.3	.1	.2

	$151.4	$157.3	$(5.9)

Costs
Existing operations	$113.3	$110.1	$3.2
Opened operations	.3	.2	.1

	$113.6	$110.3	$3.3

Gross Profit
Existing operations	$37.8	$47.1	$(9.3)
Opened operations	—	(.1)	.1

	$37.8	$47.0	$(9.2)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$1.1	$28.6	$(27.5)
Costs	1.3	23.9	(22.6)

Gross Profit	$(.2)	$4.7	$(4.9)

Total Funeral Revenue	$152.5	$185.9	$(33.4)
Total Funeral Costs	114.9	134.2	(19.3)

Total Funeral Gross Profit	$37.6	$51.7	$(14.1)

     Total funeral revenue declined $33.4 million for the six months ended April 30, 2003, compared to the corresponding period in 2002 primarily due to a decrease in revenue from Closed and Held for Sale Operations. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of our foreign operations in fiscal year 2002. The decline in total funeral revenue is also due to a decrease in the number of funeral services performed coupled with a reduction in trust earnings recognized upon the delivery of preneed funerals. The reduction in trust earnings in fiscal year 2003 compared to fiscal year 2002 resulted from lower investment returns realized in our preneed funeral trust funds during the last few years.

     Funeral revenue from Operations to be Retained decreased $5.9 million, or 3.8 percent, for the six months ended April 30, 2003, compared to the corresponding period in 2002. There was a 4.0 percent decrease (1,561 events) in the number of funeral services performed, partially offset by a 1.2 percent increase in the average revenue per funeral service performed by these businesses. We experienced a $6.1 million, or 3.9 percent, decrease in funeral revenue from Existing Operations primarily due to a 4.2 percent decrease (1,618 events) in the number of funeral services performed, partially offset by a 1.3 percent increase in the average revenue per funeral service performed by these businesses.

     Funeral gross profit margin from Existing Operations decreased from 30.0 percent for the six months ended April 30, 2002 to 25.0 percent for the corresponding period in 2003 primarily due to an increase in insurance and other costs combined with the decrease in revenue discussed above. The cremation rate for Existing Operations was 39.2 percent for the six months ended April 30, 2003, compared to 38.2 percent for the six months ended April 30, 2002.

Cemetery Segment

	Six Months Ended
	April 30,
			Increase
	2003	2002	(Decrease)

		(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$111.6	$115.7	$(4.1)
Opened operations	—	—	—

	$111.6	$115.7	$(4.1)

Costs
Existing operations	$85.0	$85.8	$(.8)
Opened operations	—	—	—

	$85.0	$85.8	$(.8)

Gross Profit
Existing operations	$26.6	$29.9	$(3.3)
Opened operations	—	—	—

	$26.6	$29.9	$(3.3)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.4	$2.9	$(2.5)
Costs	.4	3.4	(3.0)

Gross Profit	$—	$(.5)	$.5

Total Cemetery Revenue	$112.0	$118.6	$(6.6)
Total Cemetery Costs	85.4	89.2	(3.8)

Total Cemetery Gross Profit	$26.6	$29.4	$(2.8)

     Total cemetery revenue decreased $6.6 million, or 5.6 percent, for the six months ended April 30, 2003, compared to the corresponding period in 2002. We experienced a $4.1 million, or 3.5 percent, decrease in revenue from Operations to be Retained, primarily due to reduced perpetual care trust earnings and a decline in the number of families served in our cemeteries, which we believe resulted primarily from a decline in the number of deaths. We also experienced a decline in revenue from Closed and Held for Sale Operations due primarily to the disposition of our foreign operations in fiscal year 2002. We experienced an annualized average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trust funds for the six months ended April 30, 2003 resulting in revenue of $4.0 million, compared to 6.5 percent for the corresponding period in 2002 resulting in revenue of $6.3 million.

     Cemetery gross profit margin from Existing Operations decreased from 25.8 percent for the six months ended April 30, 2002 to 23.8 percent for the corresponding period in 2003. The decline was principally due to an increase in insurance costs and the decrease in cemetery revenue as discussed above.

Other

     Corporate general and administrative expenses for the six months ended April 30, 2003 increased $.6 million compared to the same period in 2002. Effective April 1, 2002, we adopted the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “Plan”). The Plan provides retirement benefits to certain executive officers that are intended to supplement the benefits available under our 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements. Adoption of the Plan resulted in a charge to corporate general and administrative expenses of $.2 million for the second quarter of fiscal year 2002 and will result in a charge of approximately $.5 million per quarter thereafter.

     Depreciation and amortization was $27.1 million for the six months ended April 30, 2003, compared to $28.0 million for the same period in 2002. The decrease is primarily due to the sale of our foreign operations in 2002.

     Interest expense decreased $5.7 million to $27.1 million for the six months ended April 30, 2003, compared to $32.8 million for the same period in 2002. The decrease is primarily due to a $133.7 million decrease in the average debt outstanding, partially offset by an approximate 30 basis point increase in the average interest rate during the six months ended April 30, 2003 compared to the same period in 2002.

     Other income, net, increased approximately $1.2 million during the six months ended April 30, 2003, compared to the same period in 2002. The increase is due in part to net gains on the sales of a few small domestic funeral homes in the first six months of 2003. We have approximately $5.5 million of assets held for sale, consisting primarily of domestic funeral homes, and we may elect to sell other small domestic properties from time to time. Any future sales may generate gains or losses that would be reflected in other income in future periods.

     As of April 30, 2003, our outstanding debt totaled $594.5 million. Our outstanding debt is discussed further under the heading “Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002 — Other.”

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $80.0 million in preneed sales to our funeral and cemetery merchandise and service backlog during the six months ended April 30, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $82.9 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $88.5 million for the six months ended April 30, 2003, compared to $90.6 million for the corresponding period in 2002.

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

     In our first fiscal quarter of 2003, several external factors adversely impacted our business. There were decreased deaths nationwide according to data published by the Centers for Disease Control and Prevention. Weak financial markets reduced our perpetual care trust earnings, and low levels of consumer confidence negatively affected our ability to increase preneed sales. Based on these factors, we revised our outlook for 2003. We believe that most of the external factors adversely impacting our business are temporary. In fact, there have been recent improvements in some of the trends impacting us and our industry. Beginning in April of 2003 and continuing into May, consumer confidence levels improved from their 10-year lows of February and March. Although consumer confidence levels remained low during most of our second quarter, preneed sales increased in the quarter. We remain cautiously optimistic as we monitor this possible trend and other indicators that the economy may be improving, such as the performance of the stock market. The Dow Jones Industrial Average is up 6 percent this calendar year through May, and in the same time period, our trust portfolio, including unrealized gains and losses, is up nearly 7 percent, driven by strong performance in April and May. Because approximately 45 percent of our portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to follow the overall stock market performance. During our second quarter, the trend of decreased deaths continued. We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. The data from these sources indicate a decline in the number of deaths in our markets during the quarter. We expect to eventually see more normalized mortality trends, and we expect our at-need results to improve when that occurs. Although not yet necessarily an indication of a trend, our preliminary results for the month of May indicate that at-need events appear to be increasing for the early part of our third quarter.

     As we await improvements in the economy, financial markets and normalized mortality trends, we will remain focused on improving operational performance, generating cash and reducing debt. We will continue to evaluate our options for deployment of our cash flow as opportunities arise. We will consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes or entering into agreements to construct funeral homes in third-party cemeteries. At certain levels, we believe our stock represents a better investment at lower risk than other external growth opportunities, and we would recommend that course of action to our Board of Directors if we determined that a stock repurchase represents the best return on our investment. Based on the results of our analysis, we may also consider reducing debt below our initial goal of $500 million.

Contractual Obligations and Commercial Commitments

     As of April 30, 2003, our outstanding debt balance was $594.5 million. In order to redeem our Remarketable Or Redeemable Securities (“ROARS”) on May 1, 2003, we used $50.0 million of additional Term Loan B financing that was obtained prior to April 30, 2003 and drew down $50.0 million under our revolving credit facility. Subsequent to May 1, 2003, we received $23.3 million in tax proceeds related to the sale of our foreign operations. We used these proceeds and cash on hand to reduce our debt to $517.3 million as of June 4, 2003. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2003.

		Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2003	2004 – 2005	2006 – 2007	Thereafter

Current maturities of long-term debt (1)	$64.1	$57.1	$7.0	$—	$—
Long-term debt (1)	528.9	49.9	95.3	80.6	303.1
Operating lease agreements (2)	40.2	2.7	8.2	5.9	23.4
Non-competition agreements (3)	15.7	2.8	7.3	3.5	2.1

	$648.9	$112.5	$117.8	$90.0	$328.6

(1)	These amounts exclude the unamortized option premium relating to the ROARS of $1.5 million as of April 30, 2003. See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2003. On May 1, 2003, we redeemed the $99.9 million outstanding ROARS using $50.0 million of Term Loan B financing received prior to April 30, 2003, and $50.0 million drawn from our revolving credit facility in May 2003.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 17 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of April 30, 2003 are $2.7 million, $4.6 million, $3.6 million, $3.2 million, $2.7 million and $23.4 million for the years ending October 31, 2003, 2004, 2005, 2006, 2007 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms.

     The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2003.

					Other,
					Principally
					Seller
Fiscal		Senior	6.40%		Financing of
Year Ending	Term	Subordinated	Public Notes	6.70%	Acquired
October 31,	Loan B	Notes	(ROARS)	Public Notes	Operations	Total

2003	$5.0	$—	$99.9 (1)	$—	$2.1	$107.0
2004	10.0	—	—	.1	3.9	14.0
2005	86.5	—	—	—	1.8	88.3
2006	79.0	—	—	—	.9	79.9
2007	—	—	—	—	.7	.7
Thereafter	—	300.0	—	—	3.1	303.1

Subtotal	$180.5	$300.0	$99.9	$.1	$12.5	593.0

Unamortized option premium relating to ROARS						1.5

Total long-term debt						$594.5

(1)	On May 1, 2003, we used $50.0 million of additional Term Loan B financing along with $50.0 million from our revolving credit facility to redeem our $99.9 million outstanding ROARS. When the remarketing dealer elected to remarket the ROARS, we exercised our right to redeem the ROARS rather than allow them to be remarketed. We paid the remarketing dealer $12.7 million, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1.5 million unamortized ROARS option premium and $.1 million in costs, we will record a charge of $11.3 million

($7.3 million after-tax, or $.07 per share) in the third quarter of fiscal year 2003. On our April 30, 2003 balance sheet, the portion of the ROARS that was redeemed using the $50.0 million of additional Term Loan B financing is classified as a short-term obligation because we secured this financing prior to April 30, 2003 for the purpose of redeeming the ROARS. As of April 30, 2003, we had sufficient availability under our revolving credit facility to redeem the remainder of the $99.9 million outstanding ROARS. Accordingly, we classified that amount as long-term debt. In connection with the redemption of the ROARS, we amended the loan covenants that govern our revolving credit and Term Loan B credit. The amendment to the credit agreement provides greater financial flexibility.

     We also have $14.1 million of outstanding letters of credit as of April 30, 2003, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of April 30, 2003, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     As of April 30, 2003 and June 4, 2003, there were $0 and $25.0 million, respectively, drawn on our $175.0 million revolving credit facility. As of April 30, 2003 and June 4, 2003, our availability under the revolver, after giving consideration to the aforementioned letters of credit, bond obligation and the required reserve, was $19.8 million and $94.7 million, respectively.

     The amendment to our loan covenants relaxes certain financial ratio requirements and allows further flexibility with regard to higher spending limits on acquisitions, dividends and the repurchase of our stock. Under the amendment, if there is no default or event of default, we may pay cash dividends and repurchase our stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15.0 million, or, if our consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25.0 million. Under the restrictions in our debt agreements, as of April 30, 2003, we could use up to $15.0 million to pay dividends or repurchase our stock during fiscal year 2003. The amendment limits capital expenditures (excluding the costs of acquisitions as defined in the amendment) in any fiscal year to $35.0 million, with a provision for the carryover of permitted but unused amounts under specified circumstances. The costs of acquisitions in any fiscal year are limited to $50.0 million, with a provision for the carryover of permitted but unused amounts under specified circumstances.

Cash Flow

     Our operations provided cash of $18.1 million for the six months ended April 30, 2003, compared to providing cash of $32.1 million for the corresponding period in 2002. The decrease in operating cash flow is due primarily to a reduction in earnings before taxes. Additionally, through the first six months of fiscal year 2003, we paid $3.0 million in federal taxes. In the first six months of fiscal year 2002, we were not required to use any of our cash flow to pay federal taxes due to a 2001 federal tax refund that was applied to our 2002 estimated tax payments.

     Our investing activities resulted in a net cash outflow of $5.0 million for the six months ended April 30, 2003, compared to a net cash inflow of $8.7 million for the comparable period in 2002. The change is primarily due to proceeds received from the sale of foreign operations, domestic funeral home real estate and small domestic operations during the first six months of fiscal year 2002. For the six months ended April 30, 2003, capital expenditures amounted to $7.5 million, which included $7.0 million for maintenance capital expenditures and $.5 million for new growth initiatives.

     Our financing activities resulted in a net cash inflow of $43.0 million for the six months ended April 30, 2003, compared to a net cash outflow of $28.7 million for the comparable period in 2002. This change is due primarily to $50.0 million in Term Loan B financing received in 2003 in connection with the debt refinancing previously discussed under the heading “Contractual Obligations and Commercial Commitments.” The change is also due to repayments of long-term debt of $7.3 million in the six months ended April 30, 2003, compared to $29.1 million in the comparable period of 2002.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Six Months
Ended
April 30,	Years Ended October 31,

2003	2002		2001		2000	1999		1998

2.08	1.75	(1)	—	(2)(3)	2.57	3.43	(2)	2.38	(4)
(1) Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale. Excluding the charge, our ratio of earnings to fixed charges for fiscal year 2002 would have been 2.04.

(2) Excludes the cumulative effect of change in accounting principles.

(3) Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, our earnings for the fiscal year ended October 31, 2001, were insufficient to cover our fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency. Excluding the charge, the early extinguishment of debt and the cumulative effect of the change in accounting principles, our ratio of earnings to fixed charges for fiscal year 2001 would have been 2.21.

(4) Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options. Excluding the charge, our ratio of earnings to fixed charges for fiscal year 1998 would have been 4.01.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the six months ended April 30, 2003 and fiscal year 2002 reflect the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal year 1998 reflects the accounting methods in effect that year.

Inflation

     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     See Note 2 to the consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is presented in Item 7A to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, filed with the Securities and Exchange Commission on January 24, 2003. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

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

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

     Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($3.9) million and ($4.0) million as of April 30, 2003 and October 31, 2002, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $1.3 million and $1.8 million in the fair value of these instruments as of April 30, 2003 and October 31, 2002, respectively.

     As of April 30, 2003 and October 31, 2002, the carrying values of our Term Loan B, including accrued interest, were $180.5 million and $135.7 million, respectively, compared to fair values of $181.4 million and $136.5 million, respectively. Fair value was determined using quoted market prices. Of the $180.5 million outstanding under Term Loan B on April 30, 2003, $80.5 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 55 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings. Of the $135.7 million outstanding under Term Loan B on October 31, 2002, $35.7 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     As of April 30, 2003 and October 31, 2002, the carrying values of our long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $427.9 million and $430.1 million, respectively, compared to fair values of $459.8 million and $455.8 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 75 and 80 basis points for April 30, 2003 and October 31, 2002, respectively, would result in changes of approximately $8.5 million and $10.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trust Funds

     As of April 30, 2003 and October 31, 2002, our marketable equity securities and our fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery merchandise and perpetual care trust funds and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery merchandise and perpetual care trust funds, based on the April 30, 2003 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds in fiscal year 2003 of $1.9 million, $2.3 million in 2004, $3.5 million in 2005 and $5.0 million in 2006.

     Our prearranged funeral, cemetery merchandise and perpetual care trust funds and escrow accounts are detailed in Notes 4 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), serves as investment adviser on these trust funds and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of our Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain of our subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2003 annual meeting of shareholders was held on April 8, 2003. All director nominees were elected. The voting tabulation was as follows: William E. Rowe: 121,285,968 votes for, 3,207,250 votes withheld; Michael O. Read: 119,730,864 votes for, 4,762,354 votes withheld; Leslie R. Jacobs: 119,711,843 votes for, 4,781,375 votes withheld. The proposal to approve the adoption of the 2003 Employee Stock Purchase Plan was approved. The voting tabulation was as follows: 119,272,943 votes for, 4,999,565 votes against and 220,710 abstentions. The proposal to ratify the retention of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the fiscal year ending October 31, 2003 was approved. The voting tabulation was as follows: 121,088,858 votes for, 3,353,135 votes against and 51,225 abstentions.

Item 5. Other Information

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) our expectations of the timing of our receipt of income tax benefits related to the sale of our foreign operations, (2) our plans to reduce debt, (3) anticipated future performance of our preneed sales program, (4) anticipated future performance of funds held in trust, (5) anticipated mortality trends and (6) our long-term growth plan, including our ability to find attractive acquisition opportunities at prices we are willing to pay.

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

     One of our goals is to reduce our outstanding debt to $500 million. During fiscal year 2002, we completed the sale of all of our foreign operations within our targeted timeframe, resulting in cash proceeds in our estimated range. Our goal was to sell our foreign operations and receive proceeds including tax benefits in the range of $200 million to $250 million. Now that all sales are completed, we expect to ultimately receive total proceeds of approximately $245 million. We have received $229 million of the proceeds including $2 million of tax proceeds received during the second quarter of 2003 and $23 million of tax proceeds received in May of 2003. We expect to realize the majority of the remaining proceeds of approximately $16 million of income tax benefits during 2003 and 2004. As of June 4, 2003, our outstanding debt was $517 million.

     We believe that most of the external factors adversely impacting our business are temporary, but while they continue, we will remain focused on improving operational performance, generating cash and reducing debt. We will continue to evaluate our options for deployment of our cash flow as opportunities arise. We will consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes or entering into agreements to construct funeral homes in third-party cemeteries. At certain levels, we believe our stock represents a better investment at lower risk than other external growth opportunities, and we would recommend that course of action to our Board of Directors if we determined that a stock repurchase represents the best return on our investment. Our goal is to produce an internal rate of return on the deployment of our cash of 15 to 20 percent. Based on the results of our analysis, we may also consider further reducing debt below our goal of $500 million.

     We project that earnings will be between $0.23 and $0.28 per share for fiscal year 2003, including the ($.07) per share impact from the redemption of the ROARS as discussed below. We expect cash flow from operations to be between $50 million and $60 million and maintenance capital expenditures to be approximately $15 million.

     We expect the following factors to impact fiscal year 2003 financial results:

Reduced Preneed Property Sales

     The significant decline in consumer confidence in the national economy and reduced discretionary spending has placed significant downward pressure on preneed property sales. We had originally projected preneed property sales to increase over the prior year, but based on lower consumer confidence, we have lowered our expectations for preneed property sales to be less than last year. Beginning in April 2003 and continuing into May, consumer confidence levels improved from their 10-year lows of February and March. We remain cautiously optimistic as we monitor this possible trend.

Rising Insurance Costs

     The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short time span resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Our insurance costs are expected to increase materially in 2003.

Lower Returns on Trust Funds

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trust funds. However, the average realized return on our domestic trust funds was 5.8 percent, 6.3 percent, 4.3 percent and 2.6 percent, for fiscal years 2000, 2001, 2002 and the six months ended April 30, 2003, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower investment returns realized during the last few years are expected to reduce the trust earnings to be recognized as revenue in 2003. We recognize all earnings and losses realized by our perpetual care trust funds currently. As a result, depressed stock prices and returns on fixed-income investments in the current market are expected to continue to put pressure on perpetual care trust earnings recognized. Because approximately 45 percent of our portfolio is currently invested in a diversified group of equity securities, we generally expect our portfolio performance to follow the overall stock market performance. The yield on our total trust portfolio, including unrealized gains and losses, through May of calendar year 2003 was up nearly 7.0 percent, driven by strong performance in April and May. We remain cautiously optimistic as we monitor this possible trend.

Fewer Deaths in the Short-Term

     Although the death care business is relatively stable and predictable, our business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months primarily related to higher incidents of deaths from pneumonia and influenza. We had originally projected deaths in our markets to increase slightly from the prior year. Based on data published by the Centers for Disease Control and Prevention and our actual results in the first six months of 2003, we are projecting deaths to be down slightly from the prior year.

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

Redemption of the ROARS

     We redeemed the ROARS as an alternative to allowing them to be remarketed on May 1, 2003. We paid the remarketing dealer $12.7 million, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1.5 million unamortized portion of the option premium paid to us at the time of issuance for the right to remarket the ROARS and $.1 million in costs, we will report a charge of $11.3 million ($7.3 million after-tax or $.07 per share), in the third quarter of fiscal year 2003.

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

     We may not be able to achieve revenue growth that exceeds our cost increases. Although we continue to have a goal of increasing our revenues at a rate of growth greater than the growth in our costs, we have not achieved that goal in recent years or in the first six months of 2003, and we can give no assurance that we will be successful in doing so for the remainder of 2003.

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

We may experience declines in preneed sales due to numerous factors, including changes made to contract terms and sales force compensation and a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

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

     Our ability to achieve our debt reduction targets in the timeframe projected by us depends upon our ability to generate sufficient cash from two main sources: (1) income tax proceeds associated with foreign asset sales and (2) our ongoing operations. We expect to generate capital gains against which the foreign asset sale capital losses may be offset. There can be no assurance that we will receive the tax benefits within our expected timeframe. Our ability to receive the expected income tax benefits within our expected timeframe depends upon, among other things, the timing of our filing for capital loss carrybacks to apply against previously-taxed capital gains and the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flow from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control.

Increased preneed sales may have a negative impact on cash flow.

     Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust or escrow and the terms of the particular contract such as the size of the down payment required and the length of the contract. In fiscal year 2000, we changed the terms and conditions of preneed sales contracts and commissions and moderated our preneed sales effort in order to reduce the initial negative impact on cash flow. Nevertheless, we will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow would be further reduced, and our ability to service debt could be adversely affected.

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

     In recent years, the marketing of preneed funeral services through television, radio and print advertising, direct mailings and personal sales calls has increased. Extensive advertising or effective marketing by competitors in local markets could cause us to lose market share and revenues or cause us to increase marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs in response to competition in order to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet.

Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

     As of June 4, 2003, $205.5 million of our long-term debt was subject to variable interest rates, although $100.0 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

Covenant restrictions under our senior secured credit facility and senior subordinated note indenture limit our flexibility in operating our business.

     Our senior secured credit facility and the indenture governing the senior subordinated notes contain, among other things, covenants that restrict us and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. They limit, among other things, our and our subsidiary guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. In addition, the senior secured credit facility contains specific limits on capital expenditures and requires us to maintain specified financial ratios and satisfy financial condition tests.

     These covenants may require us to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of those covenants could result in a default, allowing the lenders to declare all amounts owed immediately due and payable.

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

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Data obtained from the Centers for Disease Control and Prevention (“CDC”) indicate a decrease in deaths in the United States of 1.3 percent during the first six months of our fiscal year 2003, compared to the same period in the prior year. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003

3.2	By-laws of the Company, as amended and restated as of December 19, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.6	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003)

4.7	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.8	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

12	Calculation of Ratio of Earnings to Fixed Charges

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, President and Chief Executive Officer, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

We filed a Form 8-K dated February 24, 2003, reporting under “Item 5. Other Events,” our preliminary first quarter 2003 earnings per share and updated forecast for fiscal year 2003.

We filed a Form 8-K dated March 11, 2003, reporting under “Item 5. Other Events,” the earnings release for the quarter ended January 31, 2003 and under “Item 9. Regulation FD Disclosures,” our revised forecasts for fiscal year 2003.

We filed a Form 8-K dated April 1, 2003, reporting under “Item 5. Other Events,” the announcement of discussions with lenders to redeem our Remarketable Or Redeemable Securities.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC

June 13, 2003	/s/ KENNETH C. BUDDE

Kenneth C. Budde Executive Vice President Chief Financial Officer

June 13, 2003	/s/ MICHAEL G. HYMEL

Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer

Certifications Required by Rule 13a-14 under the Securities Exchange Act of 1934

I, William E. Rowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stewart Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 13, 2003

/s/WILLIAM E. ROWE William E. Rowe President and Chief Executive Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/KENNETH C. BUDDE Kenneth C. Budde Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003

3.2	By-laws of the Company, as amended and restated as of December 19, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.6	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003)

4.7	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.8	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

12	Calculation of Ratio of Earnings to Fixed Charges

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, President and Chief Executive Officer, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer