Form 10-Q
period 2003-07-31
STEWART ENTERPRISES INC
filed 2003-09-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003
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

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of September 2, 2003, was 104,729,151 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

INDEX

		Page

Part I.	Financial Information
	Item 1. Financial Statements (Unaudited)
	Consolidated Statements of Earnings —
	Three Months Ended July 31, 2003 and 2002	3
	Consolidated Statements of Earnings —
	Nine Months Ended July 31, 2003 and 2002	4
	Consolidated Balance Sheets —
	July 31, 2003 and October 31, 2002	5
	Consolidated Statement of Shareholders’ Equity —
	Nine Months Ended July 31, 2003	7
	Consolidated Statements of Cash Flows —
	Nine Months Ended July 31, 2003 and 2002	8
	Notes to Consolidated Financial Statements	10
	Item 2. Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	37
	Item 3. Quantitative and Qualitative Disclosures
	About Market Risk	49
	Item 4. Controls and Procedures	51
Part II.	Other Information
	Item 1. Legal Proceedings	51
	Item 5. Other Information	51
	Item 6. Exhibits and Reports on Form 8-K	59
	Signatures	61

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,

	2003	2002

Revenues:
Funeral	$73,513	$83,265
Cemetery	55,266	60,989

	128,779	144,254

Costs and expenses:
Funeral	56,964	64,428
Cemetery	43,905	46,430

	100,869	110,858

Gross profit	27,910	33,396
Corporate general and administrative expenses	7,381	4,516
Loss on assets held for sale (Note 7)	—	18,500

Operating earnings	20,529	10,380
Interest expense	(13,249)	(15,560)
Loss on early extinguishment of debt (Note 8)	(11,289)	—
Investment income	66	152
Other income, net	459	583

Loss before income taxes	(3,484)	(4,445)
Income tax benefit	(985)	(1,959)

Net loss	$(2,499)	$(2,486)

Net loss per common share:
Basic	$(.02)	$(.02)

Diluted	$(.02)	$(.02)

Weighted average common shares outstanding (in thousands):
Basic	108,386	107,961

Diluted	108,386	107,961

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,

	2003	2002

Revenues:
Funeral	$226,044	$269,196
Cemetery	167,316	179,616

	393,360	448,812

Costs and expenses:
Funeral	171,847	198,626
Cemetery	129,324	135,675

	301,171	334,301

Gross profit	92,189	114,511
Corporate general and administrative expenses	15,863	12,401
Loss on assets held for sale (Note 7)	—	18,500

Operating earnings	76,326	83,610
Interest expense	(40,405)	(48,389)
Loss on early extinguishment of debt (Note 8)	(11,289)	—
Investment income	237	374
Other income, net	2,234	1,173

Earnings before income taxes	27,103	36,768
Income taxes	10,638	13,702

Net earnings	$16,465	$23,066

Net earnings per common share:
Basic	$.15	$.21

Diluted	$.15	$.21

Weighted average common shares outstanding (in thousands):
Basic	108,242	107,807

Diluted	108,266	108,355

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalent investments	$19,370	$28,190
Marketable securities	2,289	2,588
Receivables, net of allowances	68,391	86,827
Inventories	43,178	41,666
Prepaid expenses	3,422	2,815
Deferred income taxes, net	1,764	1,348
Assets held for sale	5,448	8,966

Total current assets	143,862	172,400
Receivables due beyond one year, net of allowances	77,663	76,653
Prearranged receivables, net	1,216,392	1,200,914
Goodwill	491,323	491,323
Deferred charges	253,990	253,083
Cemetery property, at cost	387,691	388,065
Property and equipment, at cost:
Land	44,555	44,402
Buildings	308,782	304,125
Equipment and other	159,949	154,389

	513,286	502,916
Less accumulated depreciation	184,368	168,600

Net property and equipment	328,918	334,316
Deferred income taxes, net	83,489	95,794
Other assets	1,243	3,036

Total assets	$2,984,571	$3,015,584

      (continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

Current liabilities:
Current maturities of long-term debt (Note 8)	$16,745	$9,396
Accounts payable	8,243	11,113
Accrued payroll	9,728	11,813
Accrued insurance	18,280	14,764
Accrued interest	3,189	14,642
Other current liabilities	15,235	15,883
Liabilities associated with assets held for sale	2,174	2,911

Total current liabilities	73,594	80,522
Long-term debt, less current maturities (Note 8)	502,737	542,548
Prearranged deferred revenue, net	1,559,645	1,561,533
Other long-term liabilities	17,166	18,718

Total liabilities	2,153,142	2,203,321

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,910,651 and 104,469,572 shares at July 31, 2003 and October 31, 2002, respectively	104,911	104,470
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2003 and October 31, 2002; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	678,673	677,087
Retained earnings	47,069	30,604
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(818)	(965)
Derivative financial instrument losses	(1,961)	(2,488)

Total accumulated other comprehensive loss	(2,779)	(3,453)

Total shareholders’ equity	831,429	812,263

Total liabilities and shareholders’ equity	$2,984,571	$3,015,584

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unrealized
				Appreciation	Derivative
		Additional		(Depreciation)	Financial	Total
	Common	Paid-In	Retained	of	Instrument	Shareholders’
	Stock(1)	Capital	Earnings	Investments	Gains (Losses)	Equity

Balance October 31, 2002	$108,025	$677,087	$30,604	$(965)	$(2,488)	$812,263
Comprehensive income:
Net earnings			16,465			16,465
Other comprehensive income:
Unrealized appreciation of investments				238		238
Net deferred income tax expense on unrealized appreciation of investments				(91)		(91)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument					849	849
Deferred income tax expense on unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument					(322)	(322)

Total other comprehensive income	—	—	—	147	527	674

Total comprehensive income	—	—	16,465	147	527	17,139
Issuance of common stock	441	1,586				2,027

Balance July 31, 2003	$108,466	$678,673	$47,069	$(818)	$(1,961)	$831,429

(1)	Amount includes 104,911 and 104,470 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2003 and October 31, 2002, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$16,465	$23,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on assets held for sale	—	18,500
Loss on early extinguishment of debt	11,289	—
Depreciation and amortization	40,375	42,415
Provision for doubtful accounts	5,406	8,470
Net loss realized on marketable securities	—	485
Net gains on sale of assets	(1,072)	(559)
Provision for deferred income taxes	11,246	10,367
Changes in assets and liabilities:
Decrease in other receivables	12,844	7,979
Decrease in deferred charges	5,088	4,179
Increase in inventories and cemetery property	(140)	(2,579)
Decrease in accounts payable and accrued expenses	(12,948)	(14,183)
Change in prearranged activity	(18,267)	(15,517)
Prearranged acquisition costs	(27,346)	(23,054)
Increase (decrease) in other	3,294	(2,549)

Net cash provided by operating activities	46,234	57,020

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	550	169
Purchases of marketable securities and long-term investments	(12)	(34)
Proceeds from sale of assets, net	2,009	18,152
Additions to property and equipment	(13,967)	(14,115)
Other	84	(579)

Net cash provided by (used in) investing activities	(11,336)	3,593

      (continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,

	2003	2002

Cash flows from financing activities:
Retirement of Remarketable Or Redeemable Securities (“ROARS”)	(12,691)	—
Proceeds from long-term debt	105,000	—
Repayments of long-term debt	(135,796)	(54,845)
Debt issue costs	(813)	—
Issuance of common stock	582	806

Net cash used in financing activities	(43,718)	(54,039)

Effect of exchange rates on cash and cash equivalents	—	(205)

Net increase (decrease) in cash	(8,820)	6,369
Cash and cash equivalents, beginning of period	28,190	23,123

Cash and cash equivalents, end of period	$19,370	$29,492

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(17,200)	$(12,200)
Interest	$47,300	$54,200
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$1,445	$1,318

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

     As of July 31, 2003, the Company owned and operated 300 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico. In fiscal year 2002, the Company sold its foreign operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries.

     (b) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (c) Interim Disclosures

     The information as of July 31, 2003, and for the three and nine months ended July 31, 2003 and 2002, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2003.

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

     (f) Prearranged Trust Receivable and Prearranged Deferred Revenue

     The Company evaluates the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets are below the recorded prearranged receivable balance. A prearranged trust receivable is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable is deemed to be impaired, the trust receivable is reduced to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There is no income statement impact as long as the deferred revenue is not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated costs to deliver the underlying products or services, the Company would record a charge to earnings. During the fourth quarter of fiscal year 2002, the Company recorded a valuation allowance of $20,000 related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. The Company recorded a $2,000 increase in its valuation allowance in the first quarter of fiscal year 2003 and a $7,000 decrease in its valuation allowance in the second quarter of fiscal year 2003. In the third quarter of 2003, the Company recorded a $10,000 decrease in its valuation allowance related to its prearranged receivables, which resulted in an increase in prearranged receivables and prearranged deferred revenue. Accordingly, the valuation allowance as of July 31, 2003 was $5,000. There were no charges to earnings during these periods as a result of these valuation allowances.

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

     (j) Stock-Based Compensation

     At July 31, 2003, the Company had five stock-based employee compensation plans, which are described in more detail in Note 15 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the pro forma effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net earnings (loss)	$(2,499)	$(2,486)	$16,465	$23,066
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(752)	(1,177)	(2,197)	(3,431)

Pro forma net earnings (loss)	$(3,251)	$(3,663)	$14,268	$19,635

Net earnings (loss) per common share:
Basic – as reported	$(.02)	$(.02)	$.15	$.21

Basic – pro forma	$(.03)	$(.03)	$.13	$.18

Diluted – as reported	$(.02)	$(.02)	$.15	$.21

Diluted – pro forma	$(.03)	$(.03)	$.13	$.18

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

     Earnings are withdrawn only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds, including the buildup in the face value of the insurance contracts, are available to the Company as funeral services and merchandise are delivered.

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

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program that will allow the Company to invest up to $25,000 in repurchases of its Class A common stock. The

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

repurchases are limited to the Company’s Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. These repurchases will reduce the weighted average number of common shares outstanding during each period. As of July 31, 2003, no Class A common stock repurchases had taken place.

     (p) Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounts for its interest rate swaps as cash flow hedges whereby the fair value of the interest rate swaps is reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income.

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

     Impairment losses recognized as a result of an impairment test occurring subsequent to the first six months after adoption will be included in operating income. Goodwill of a reporting unit must be tested for impairment after the initial adoption of the statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual goodwill impairment analysis occurs during its fourth fiscal quarter each year.

     Prior to the adoption of SFAS No. 142, the Company allocated goodwill amortization between its funeral and cemetery segments thereby impacting funeral and cemetery gross profit. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The carrying amount of goodwill at July 31, 2003 and October 31, 2002 amounted to $491,323.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the Company’s first quarter of fiscal year 2003. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has determined that it is subject to the disclosure provisions of FIN 45 and has included the required disclosures in Note 11.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 and presented the pro forma effects of SFAS No. 123 for fiscal years 2002, 2001 and 2000 in its Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The pro forma effects on the three and nine months ended July 31, 2003 and 2002 are presented in Note 1(j) above.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Therefore, FIN 46 would be applicable to the Company beginning in the fourth quarter of fiscal year 2003. The Company is currently evaluating the impact of FIN 46 and believes that its preneed funeral, preneed cemetery merchandise and perpetual care trust funds and escrow accounts will be consolidated at fair value in the Company’s balance sheet.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 had no impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company’s financial condition or results of operations.

(3) Commitments and Contingencies

     On July 15, 2003, the Company announced that Frank B. Stewart, Jr., Chairman of the Board, had elected to retire and become Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The first payment was made within five days after the announcement of his retirement. The remaining two payments will be made on June 20, 2004 and June 20, 2005. The Company recorded the $1,650 charge in the third quarter of 2003 but will continue to make the payments in accordance with the terms of the agreement.

     On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down to pursue other interests. According to the terms of his employment agreement, he is entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of 2003 but will continue to make the payments in accordance with the terms of the agreement.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
Three Months Ended July 31, 2003	(Numerator)	(Denominator)	Data

Net loss	$(2,499)

Basic loss per common share:
Loss available to common shareholders	$(2,499)	108,386	$(.02)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(2,499)	108,386	$(.02)

	Loss	Shares	Per Share
Three Months Ended July 31, 2002	(Numerator)	(Denominator)	Data

Net loss	$(2,486)

Basic loss per common share:
Loss available to common shareholders	$(2,486)	107,961	$(.02)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(2,486)	107,961	$(.02)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
Nine Months Ended July 31, 2003	(Numerator)	(Denominator)	Data

Net earnings	$16,465

Basic earnings per common share:
Earnings available to common shareholders	$16,465	108,242	$.15

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	24

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$16,465	108,266	$.15

	Earnings	Shares	Per Share
Nine Months Ended July 31, 2002	(Numerator)	(Denominator)	Data

Net earnings	$23,066

Basic earnings per common share:
Earnings available to common shareholders	$23,066	107,807	$.21

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	548

Diluted earnings per common share:
Earnings available to common shareholders plus time-vest stock options assumed exercised	$23,066	108,355	$.21

     Options to purchase 4,995,130 shares of common stock at prices ranging from $4.41 to $27.25 per share were outstanding during the nine months ended July 31, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire between July 31, 2004 and April 12, 2005. Options to purchase 1,260,826 shares of common stock at prices ranging from $5.96 to $27.25 per share were outstanding during the nine months ended July 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted loss per share was 6,964,631 and 6,897,694 for the three months ended July 31, 2003 and 2002, respectively, because of the net loss from continuing operations for those periods.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Segment Data

     The Company’s reportable segment information is as follows:

			Consolidated
	Funeral	Cemetery	Totals

Revenues from external customers:
Three months ended July 31,
2003	$73,513	55,266	$128,779
2002	$83,265	60,989	$144,254
Nine months ended July 31,
2003	$226,044	167,316	$393,360
2002	$269,196	179,616	$448,812
Gross profit:
Three months ended July 31,
2003	$16,549	11,361	$27,910
2002	$18,837	14,559	$33,396
Nine months ended July 31,
2003	$54,197	37,992	$92,189
2002	$70,570	43,941	$114,511
Goodwill:
July 31, 2003	$332,508	158,815	$491,323
October 31, 2002	$332,508	158,815	$491,323

     A reconciliation of total segment gross profit to total earnings (loss) before income taxes for the three and nine months ended July 31, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Gross profit for reportable segments	$27,910	$33,396	$92,189	$114,511
Corporate general and administrative expenses	(7,381)	(4,516)	(15,863)	(12,401)
Loss on assets held for sale	—	(18,500)	—	(18,500)
Interest expense	(13,249)	(15,560)	(40,405)	(48,389)
Loss on early extinguishment of debt	(11,289)	—	(11,289)	—
Investment income	66	152	237	374
Other income, net	459	583	2,234	1,173

Earnings (loss) before income taxes	$(3,484)	$(4,445)	$27,103	$36,768

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of July 31, 2003 and October 31, 2002 and for the three and nine months ended July 31, 2003 and 2002, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$68,429	$5,084	$—	$73,513
Cemetery	—	47,907	7,359	—	55,266

	—	116,336	12,443	—	128,779

Costs and expenses:
Funeral	—	53,223	3,741	—	56,964
Cemetery	—	38,497	5,408	—	43,905

	—	91,720	9,149	—	100,869

Gross profit	—	24,616	3,294	—	27,910
Corporate general and administrative expenses	7,493	(112)	—	—	7,381

Operating earnings (loss)	(7,493)	24,728	3,294	—	20,529
Interest income (expense)	7,847	(18,367)	(2,729)	—	(13,249)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment income	66	—	—	—	66
Other income, net	84	291	84	—	459

Earnings (loss) before income taxes	(10,785)	6,652	649	—	(3,484)
Income tax expense (benefit)	(4,256)	2,520	751	—	(985)

Net earnings (loss) before equity in subsidiaries	(6,529)	4,132	(102)	—	(2,499)

Equity in subsidiaries	4,030	—	—	(4,030)	—

Net earnings (loss)	(2,499)	4,132	(102)	(4,030)	(2,499)
Other comprehensive income, net	518	—	—	—	518

Comprehensive income (loss)	$(1,981)	$4,132	$(102)	$(4,030)	$(1,981)

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$210,544	$15,500	$—	$226,044
Cemetery	—	146,511	20,805	—	167,316

	—	357,055	36,305	—	393,360

Costs and expenses:
Funeral	—	160,856	10,991	—	171,847
Cemetery	—	113,616	15,708	—	129,324

	—	274,472	26,699	—	301,171

Gross profit	—	82,583	9,606		92,189
Corporate general and administrative expenses	16,293	(430)	—	—	15,863

Operating earnings (loss)	(16,293)	83,013	9,606	—	76,326
Interest income (expense)	21,763	(54,246)	(7,922)	—	(40,405)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment income	237	—	—	—	237
Other income, net	547	1,439	248	—	2,234

Earnings (loss) before income taxes	(5,035)	30,206	1,932	—	27,103
Income tax expense (benefit)	(3,225)	11,470	2,393	—	10,638

Net earnings (loss) before equity in subsidiaries	(1,810)	18,736	(461)	—	16,465

Equity in subsidiaries	18,275	—	—	(18,275)	—

Net earnings (loss)	16,465	18,736	(461)	(18,275)	16,465
Other comprehensive income, net	674	—	—	—	674

Comprehensive income (loss)	$17,139	$18,736	$(461)	$(18,275)	$17,139

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	July 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$16,951	$3,187	$(768)	$—	$19,370
Marketable securities	993	26	1,270	—	2,289
Receivables, net of allowances	10,901	36,132	21,358	—	68,391
Inventories	317	35,128	7,733	—	43,178
Prepaid expenses	651	2,673	98	—	3,422
Deferred income taxes, net	501	1,263	—	—	1,764
Assets held for sale	—	4,930	518	—	5,448

Total current assets	30,314	83,339	30,209	—	143,862
Receivables due beyond one year, net of allowances	180	51,363	26,120	—	77,663
Prearranged receivables, net	—	1,198,530	17,862	—	1,216,392
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	7,960	226,330	19,700	—	253,990
Cemetery property, at cost	—	364,444	23,247	—	387,691
Property and equipment, at cost	31,039	440,340	41,907	—	513,286
Less accumulated depreciation	16,042	155,971	12,355	—	184,368

Net property and equipment	14,997	284,369	29,552	—	328,918
Deferred income taxes, net	30,910	52,579	—	—	83,489
Investment in subsidiaries	150,649	—	—	(150,649)	—
Other assets	103	1,140	—	—	1,243

Total assets	$235,113	$2,713,750	$186,357	$(150,649)	$2,984,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,745	$—	$—	$—	$16,745
Accounts payable	229	7,596	418	—	8,243
Accrued expenses and other current liabilities	11,130	29,185	6,117	—	46,432
Liabilities associated with assets held for sale	—	2,159	15	—	2,174

Total current liabilities	28,104	38,940	6,550	—	73,594
Long-term debt, less current maturities	472,737	—	30,000	—	502,737
Intercompany payables, net	(1,109,671)	1,056,734	52,937	—	—
Prearranged deferred revenue, net	—	1,465,597	94,048	—	1,559,645
Other long-term liabilities	12,514	4,652	—	—	17,166

Total liabilities	(596,316)	2,565,923	183,535	—	2,153,142

Common stock	108,466	426	53	(479)	108,466
Other	725,742	147,401	2,769	(150,170)	725,742
Accumulated other comprehensive loss	(2,779)	—	—	—	(2,779)

Total shareholders’ equity	831,429	147,827	2,822	(150,649)	831,429

Total liabilities and shareholders’ equity	$235,113	$2,713,750	$186,357	$(150,649)	$2,984,571

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$24,752	$3,209	$229	$—	$28,190
Marketable securities	755	26	1,807	—	2,588
Receivables, net of allowances	24,340	41,131	21,356	—	86,827
Inventories	407	32,987	8,272	—	41,666
Prepaid expenses	706	2,032	77	—	2,815
Deferred income taxes, net	591	757	—	—	1,348
Assets held for sale	—	8,424	542	—	8,966

Total current assets	51,551	88,566	32,283	—	172,400
Receivables due beyond one year, net of allowances	—	52,020	24,633	—	76,653
Prearranged receivables, net	—	1,181,775	19,139	—	1,200,914
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	8,716	224,959	19,408	—	253,083
Cemetery property, at cost	—	364,830	23,235	—	388,065
Property and equipment, at cost	29,028	432,492	41,396	—	502,916
Less accumulated depreciation	13,385	144,059	11,156	—	168,600

Net property and equipment	15,643	288,433	30,240	—	334,316
Deferred income taxes, net	30,794	63,980	1,020	—	95,794
Investment in subsidiaries	150,555	—	—	(150,555)	—
Other assets	1,981	1,055	—	—	3,036

Total assets	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,396	$—	$—	$—	$9,396
Accounts payable	880	9,836	397	—	11,113
Accrued expenses and other current liabilities	24,062	27,744	5,296	—	57,102
Liabilities associated with assets held for sale	—	2,896	15	—	2,911

Total current liabilities	34,338	40,476	5,708	—	80,522
Long-term debt, less current maturities	512,548	—	30,000	—	542,548
Intercompany payables, net	(1,112,077)	1,071,567	40,510	—	—
Prearranged deferred revenue, net	—	1,469,680	91,853	—	1,561,533
Other long-term liabilities	12,168	6,550	—	—	18,718

Total liabilities	(553,023)	2,588,273	168,071	—	2,203,321

Common stock	108,025	336	53	(389)	108,025
Other	707,691	128,665	21,501	(150,166)	707,691
Accumulated other comprehensive loss	(3,453)	—	—	—	(3,453)

Total shareholders’ equity	812,263	129,001	21,554	(150,555)	812,263

Total liabilities and shareholders’ equity	$259,240	$2,717,274	$189,625	$(150,555)	$3,015,584

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$21,548	$19,847	$4,839	$—	$46,234

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Purchases of marketable securities	—	—	(12)	—	(12)
Proceeds from sale of assets, net	(860)	2,869	—	—	2,009
Additions to property and equipment	(2,085)	(11,352)	(530)	—	(13,967)
Other	—	84	—	—	84

Net cash provided by (used in) investing activities	(2,945)	(8,399)	8	—	(11,336)

Cash flows from financing activities:
Retirement of ROARS	(12,691)	—	—	—	(12,691)
Proceeds from long-term debt	105,000	—	—	—	105,000
Repayments of long-term debt	(135,796)	—	—	—	(135,796)
Intercompany receivables (payables)	17,314	(11,470)	(5,844)	—	—
Debt issue costs	(813)	—	—	—	(813)
Issuance of common stock	582	—	—	—	582

Net cash used in financing activities	(26,404)	(11,470)	(5,844)	—	(43,718)

Net decrease in cash	(7,801)	(22)	(997)	—	(8,820)
Cash and cash equivalents, beginning of period	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of period	$16,951	$3,187	$(768)	$—	$19,370

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

     The impairment charges related to these writedowns and the writedowns of the non-competition agreements are reflected in the “loss on assets held for sale and other charges” line item of the consolidated statement of earnings in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At July 31, 2003 and October 31, 2002, the assets held for sale (excluding $2 of cash and cash equivalent investments of the operations held for sale as of July 31, 2003 and October 31, 2002) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain assets, primarily funeral homes.

     A summary of the assets and liabilities included in these line items at July 31, 2003 and October 31, 2002 is as follows:

	July 31, 2003	October 31, 2002

Assets
Receivables, net of allowances	$464	$590
Inventories and other current assets	777	876
Net property and equipment	958	2,384
Prearranged receivables, net	1,443	2,460
Deferred charges and other assets	981	1,831
Cemetery property	825	825

Assets held for sale	$5,448	$8,966

Liabilities
Current liabilities	$117	$561
Deferred income taxes, net	2	299
Prearranged deferred revenue, net	2,055	2,051

Liabilities associated with assets held for sale	$2,174	$2,911

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Loss on Assets Held for Sale and Other Charges—(Continued)

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the three and nine months ended July 31, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues	$966	$11,980	$3,442	$44,451

Operating earnings (loss)	$(172)	$699	$(106)	$5,195

(8) Long-term Debt

	July 31,	October 31,
	2003	2002

Long-term debt:
Senior secured credit facility:
Revolving credit facility	$30,000	$—
Term Loan B	178,000	135,750
6.40% ROARS	—	101,563
6.70% Notes	100	100
10.75% senior subordinated notes due 2008	300,000	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 6.4% and 6.5% as of July 31, 2003 and October 31, 2002, respectively, partially secured by assets of subsidiaries, with maturities through 2023	11,382	14,531

Total long-term debt	519,482	551,944
Less current maturities	16,745	9,396

	$502,737	$542,548

     On May 1, 2003, the Company redeemed its $99,897 outstanding Remarketable Or Redeemable Securities (“ROARS”). When the remarketing dealer elected to remarket the ROARS, the Company exercised its right to redeem the ROARS rather than allow them to be remarketed. The Company paid the remarketing dealer $12,691, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1,532 unamortized ROARS option premium and $130 in costs, the Company recorded a charge of $11,289 ($7,338 after-tax, or $.07 per share) in the third quarter of fiscal year 2003. In order to redeem the ROARS, the Company used $50,000 of additional Term Loan B financing along with $50,000 from its revolving credit facility.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Long-term Debt—(Continued)

     The Company also amended the loan covenants that govern its revolving credit and Term Loan B credit. The amendment relaxes certain financial ratio requirements and allows further flexibility with regard to higher spending limits on acquisitions, dividends and the repurchase of Company stock. Under the amendment, if there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15,000, or, if the Company’s consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25,000. Under the restrictions in its debt agreements, as of July 31, 2003, the Company could use up to $15,000 to pay dividends or repurchase its stock during fiscal year 2003. The amendment limits capital expenditures (excluding the costs of acquisitions as defined in the amendment) in any fiscal year to $35,000, with a provision for the carryover of permitted but unused amounts under specified circumstances. The costs of acquisitions in any fiscal year are limited to $50,000, with a provision for the carryover of permitted but unused amounts under specified circumstances.

     In the third quarter of 2003, the Company received $23,334 in tax proceeds related to loss carrybacks generated from the sale of its foreign operations. The Company used these proceeds to reduce its debt balance. The Company also drew down an additional $5,000 from its revolving credit facility in the third quarter of 2003.

(9) Funeral and Cemetery Trust Funds and Escrow Accounts

     Amounts due from preneed funeral and preneed cemetery merchandise trust and escrow accounts are included in the prearranged receivables line in the Company’s consolidated balance sheet. As discussed in Note 1(f), the Company recorded a valuation allowance of $20,000 as of October 31, 2002, increased its valuation allowance by $2,000 as of January 31, 2003 and reduced its valuation allowance by $7,000 as of April 30, 2003. As of July 31, 2003, the Company reduced its valuation allowance by $10,000, which resulted in an increase to prearranged receivables and prearranged deferred revenue. Accordingly, as of July 31, 2003, the valuation allowance was $5,000. For further information regarding prearranged receivables, see Note 4 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The Company’s perpetual care trust fund accounts are not reflected in the accompanying financial statements. For further information regarding the perpetual care trust funds, see Note 5 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The following reflects the Company’s preneed funeral, preneed cemetery merchandise and perpetual care trust fund and escrow account balances as of July 31, 2003 and October 31, 2002.

	Funeral		Cemetery Merchandise		Perpetual Care

	July 31,	October 31,	July 31,	October 31,	July 31,	October 31,
	2003	2002	2003	2002	2003	2002

Total value at cost	$533,773	$538,180	$228,738	$227,588	$223,140	$217,174
Net unrealized depreciation	(80,649)	(116,760)	(45,391)	(60,010)	(29,498)	(38,007)

Total value at market	$453,124	$421,420	$183,347	$167,578	$193,642	$179,167

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Consolidated Comprehensive Income

     Consolidated comprehensive income for the nine months ended July 31, 2003 and 2002 is as follows:

	Nine Months Ended July 31,

	2003	2002

Net earnings	$16,465	$23,066
Other comprehensive income:
Reclassification adjustment for realized loss on foreign translation	—	10,700
Foreign translation adjustment	—	(8,945)
Unrealized appreciation of investments	238	510
Net deferred income tax expense on unrealized appreciation of investments	(91)	(166)
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument	—	2,128
Unrealized appreciation (depreciation) on derivative instrument designated and qualifying as a cash flow hedging instrument	849	(2,935)
Deferred income tax expense (benefit) on unrealized appreciation (depreciation) on derivative instrument designated and qualifying as a cash flow hedging instrument	(322)	333

Total other comprehensive income	674	1,625

Total comprehensive income	$17,139	$24,691

(11) Guarantees

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

     All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured equally and ratably with the 6.70 percent Notes by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future assets

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Guarantees—(Continued)

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

     As of July 31, 2003, the Company has guaranteed long-term debt of its subsidiaries of approximately $4,767 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

(12) Related Party Transactions

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12) Related Party Transactions—(Continued)

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Stewart unrelated to the policy described in the preceding paragraph. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at July 31, 2003, including accrued interest, was approximately $958.

     On July 15, 2003, the Company announced that Frank B. Stewart, Jr. Chairman of the Board, had elected to retire and become Chairman Emeritus. On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down to pursue other interests. See Note 3 for information regarding the separation pay related to these former executive officers.

(13) Subsequent Events

     As stated in Note 1(o), in June of 2003, the Company announced that its Board of Directors had approved a new stock repurchase program that allows the Company to invest up to $25,000 in repurchases of its Class A common stock. No stock repurchases had taken place as of July 31, 2003. As of September 2, 2003, the Company had repurchased 181,500 shares of its Class A common stock at an average price of $3.95 per share.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of September 2, 2003, we owned and operated 300 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico.

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

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trust funds. However, the average realized return on our domestic trust funds was 5.8 percent, 6.3 percent, 4.3 percent and 2.3 percent, for fiscal years 2000, 2001, 2002 and the nine months ended July 31, 2003, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower investment returns realized during the last few years are expected to reduce the trust earnings to be recognized as revenue in 2003. We recognize all earnings and losses realized by our perpetual care trust funds currently. As a result, depressed stock prices and returns on fixed-income investments in the current market are expected to continue to put pressure on perpetual care trust earnings recognized during the current year. Because approximately 50 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to follow the overall stock market performance.

     As disclosed in Note 9 to the consolidated financial statements, our preneed funeral and preneed cemetery merchandise trust funds and escrow accounts had net unrealized depreciation of $80.6 million and $45.4 million, respectively, as of July 31, 2003. Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to reduce the investment value to the expected cost to deliver. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. We project that with approximately 2.0 percent to 4.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, we would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. As discussed in Note 9 to the consolidated financial statements, our perpetual care trust fund accounts had net unrealized depreciation of $29.5 million as of July 31, 2003. Unrealized gains and losses in the perpetual care trust funds do not affect earnings but could limit the capital gains available to us and could result in lower returns and current revenues than we have historically achieved. For a more detailed discussion of our accounting for our preneed trust and escrow account earnings, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

     At the end of the first fiscal quarter of 2003, we announced that several external factors were impacting us and our industry with regard to recent death trends, today’s economy, consumer confidence and financial markets. Based on these factors, we revised our outlook for 2003. While we believe that most of the external factors adversely impacting our business are temporary, through the first nine months of fiscal year 2003, these factors have continued to impact our at-need results, preneed sales, trust portfolio performance and growth strategies.

     We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. The data from these sources indicate a decline in the number of deaths in our markets through the first nine months of fiscal year 2003. We expect to eventually see more normalized mortality trends, and we expect our at-need results to improve when that occurs. In fact, we began to see more normalized mortality trends during our third fiscal quarter.

     We believe that low levels of consumer confidence can negatively affect our ability to increase preneed sales. The consumer confidence index reached 10-year lows in February and March of 2003. The index improved in April of 2003 and remained at that level during most of our third fiscal quarter. We remain cautiously optimistic as we monitor this index and its effect on our preneed sales organization.

     The financial markets were weaker in the early part of our fiscal year and in May of 2003, have begun improving. The Dow Jones Industrial Average is up approximately 13 percent this calendar year through August, and in the same time period, our trust portfolio, including unrealized gains and losses, increased over 8 percent. Because approximately 50 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to follow the overall stock market performance.

     As we await improvements in the economy, financial markets and normalized mortality trends, we will remain focused on improving operational performance, generating cash and reducing debt. In that regard, having achieved substantial financial goals and other strategic initiatives outlined by management near the end of fiscal year 2000, we have also announced a set of new operating initiatives, which have resulted in the creation of four task forces to address the following key areas: growth in the number of funeral events performed, increased cemetery property sales volume, cost improvements and employee development initiatives.

     Our funeral call volume task force is using our top performing businesses as a benchmark for the rest of our operations to implement similar successes throughout the organization. The task force is working directly with the manager of each location to develop specific proven strategies to grow market share. Our preneed cemetery property task force is strategically targeting businesses with maximum potential, and developing specific plans to increase preneed property sales and attain new customers at each of the targeted locations. The third key area is to reduce costs, and we have formed a task force of several key employees who are conducting in-depth reviews of cost centers outside of their areas of responsibility to assure that all resources are being effectively utilized without sacrificing our long-term results. The fourth initiative is to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for the Company including all key employee positions.

     We will also continue to evaluate our options for deployment of our cash flow as opportunities arise. We will consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes or entering into agreements to construct funeral homes in third-party cemeteries. At certain levels, we believe our stock represents a better investment at lower risk than other external growth opportunities, or we may consider further reducing our debt levels. On June 26, 2003, we announced that our Board of Directors approved a new stock repurchase program that will allow us to invest up to $25.0 million in repurchases of our Class A common stock. The repurchases are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. As of September 2, 2003, we had repurchased 181,500 shares of our Class A common stock at an average price of $3.95 per share.

     We discuss additional trends in our business, such as reduced preneed property sales, rising insurance costs, fewer deaths in the short-term, reduced interest costs, elimination of the earnings contribution from foreign operations, redemption of the ROARS and separation pay to former officers in our “Forward-Looking Statements” included in Part II, Item 5.

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

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Funeral Segment

	Three Months Ended
	July 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$72.6	$72.5	$.1
Opened operations	.1	—	.1

	$72.7	$72.5	$.2

Costs
Existing operations	$55.9	$54.5	$1.4
Opened operations	.1	.1	—

	$56.0	$54.6	$1.4

Gross Profit
Existing operations	$16.7	$18.0	$(1.3)
Opened operations	—	(.1)	.1

	$16.7	$17.9	$(1.2)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.8	$10.7	$(9.9)
Costs	1.0	9.8	(8.8)

Gross Profit	$(.2)	$.9	$(1.1)

Total Funeral Revenue	$73.5	$83.2	$(9.7)
Total Funeral Costs	57.0	64.4	(7.4)

Total Funeral Gross Profit	$16.5	$18.8	$(2.3)

     Total funeral revenue declined $9.7 million in the third quarter of 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue from Closed and Held for Sale Operations. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of our foreign operations during fiscal year 2002.

     Funeral revenue from Operations to be Retained increased $.2 million, or .3 percent, for the three months ended July 31, 2003, compared to the corresponding period in 2002. There was a 2.0 percent increase in the average revenue per funeral service performed by these businesses, partially offset by a .6 percent decrease (107 events) in the number of funeral services performed. All of the reduction in calls can be attributed to a few of our low-cost cremation centers, where our call volumes are primarily price-driven. We experienced a $.1 million, or .1 percent, increase in funeral revenue from Existing Operations, primarily due to a 2.1 percent increase in the average revenue per funeral service performed by these businesses, partially offset by a .8 percent decrease (141 events) in the number of funeral services performed. The average revenue per call increases for Operations to be Retained and Existing Operations were negatively impacted by a reduction in trust earnings recognized upon the delivery of preneed funerals. The reduction resulted from lower investment returns realized in our preneed funeral trust funds during the last few years.

     Funeral gross profit margin from Existing Operations decreased from 24.8 percent in the third quarter of fiscal year 2002 to 23.0 percent in the third quarter of fiscal year 2003. The decline is primarily due to an increase in insurance costs combined with reduced trust earnings recognition. The cremation rate for Existing Operations was 39.2 percent for the quarter ended July 31, 2003 compared to 38.9 percent for the quarter ended July 31, 2002.

Cemetery Segment

	Three Months Ended
	July 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$55.1	$59.8	$(4.7)
Opened operations	—	—	—

	$55.1	$59.8	$(4.7)

Costs
Existing operations	$43.7	$45.0	$(1.3)
Opened operations	—	—	—

	$43.7	$45.0	$(1.3)

Gross Profit
Existing operations	$11.4	$14.8	$(3.4)
Opened operations	—	—	—

	$11.4	$14.8	$(3.4)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.2	$1.2	$(1.0)
Costs	.2	1.4	(1.2)

Gross Profit	$—	$(.2)	$.2

Total Cemetery Revenue	$55.3	$61.0	$(5.7)
Total Cemetery Costs	43.9	46.4	(2.5)

Total Cemetery Gross Profit	$11.4	$14.6	$(3.2)

     Total cemetery revenue decreased $5.7 million, or 9.3 percent, for the three months ended July 31, 2003, compared to the corresponding period in 2002. We experienced a $4.7 million, or 7.9 percent, decrease in revenue from Operations to be Retained, primarily due to a decline in merchandise deliveries. We believe the decline in the third quarter is due primarily to the decrease in the number of deaths in our markets in recent prior quarters. Cemetery merchandise revenue is not recognized until the merchandise is delivered and installed. Typically, installation of cemetery merchandise occurs several months after the burial occurs. Thus, a decline in the number of deaths in one quarter can cause a decline in cemetery merchandise deliveries in subsequent quarters. In addition to the decline in the volume of deliveries, the merchandise delivered during the third quarter of 2003 had a lower value than the merchandise delivered during the third quarter of 2002. We also experienced a $1.0 million decline in revenue from Closed and Held for Sale Operations due primarily to the disposition of our foreign operations in fiscal year 2002.

     During the quarter ended July 31, 2003, our perpetual care trust earnings were consistent with the comparable quarter of last year. We experienced an annualized average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trust funds for the quarter ended July 31, 2003 resulting in revenue of $2.1 million, compared to 4.5 percent for the corresponding period in 2002 resulting in revenue of $2.1 million.

     Cemetery gross profit margin from Existing Operations decreased from 24.7 percent in the third quarter of 2002 to 20.7 percent in the third quarter of 2003. The decline was principally due to increased insurance costs coupled with the reduction in cemetery revenue as discussed above.

Other

     Corporate general and administrative expenses for the three months ended July 31, 2003 increased $2.9 million compared to the same period in 2002. The increase is primarily due to a $2.5 million charge for separation pay incurred in the third quarter of fiscal year 2003 related to two former executive officers. For additional information, see Note 3 to the consolidated financial statements.

     Depreciation and amortization was $13.3 million for the third quarter of fiscal year 2003 compared to $14.4 million for the same period in 2002. The decrease is primarily due to the sale of our foreign operations during 2002.

     Interest expense decreased $2.4 million to $13.2 million for the third quarter of fiscal year 2003 compared to $15.6 million for the same period in 2002. The decrease is primarily due to a $124.7 million decrease in the average debt outstanding, partially offset by an approximate 50 basis point increase in the average interest rate during the quarter ended July 31, 2003 compared to the quarter ended July 31, 2002.

     As of July 31, 2003 and September 2, 2003, our outstanding debt totaled $519.5 million and $512.7 million, respectively. On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million Remarketable Or Redeemable Securities (“ROARS”) rather than allowing them to be remarketed and recorded a loss on early extinguishment of debt of $11.3 million as discussed in Note 8 to the consolidated financial statements. In order to redeem the ROARS, we used $50.0 million of additional Term Loan B financing and $50.0 million from our revolving credit facility. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreements in effect as of July 31, 2003, approximately 79 percent was fixed-rate debt, with the remaining 21 percent subject to short-term variable interest rates averaging approximately 4.5 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed- rate debt bearing interest at the fixed swap rate plus such applicable margin. As of September 2, 2003, the effective rate of the debt hedged by the interest rate swaps was 7.025 percent and 7.64 percent on each $50.0 million swapped.

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $42.6 million in preneed sales to our funeral and cemetery merchandise and service backlog during the three months ended July 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $44.1 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $42.3 million for the three months ended July 31, 2003, compared to $46.1 million for the corresponding period in 2002.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

Funeral Segment

	Nine Months Ended
	July 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$222.8	$228.8	$(6.0)
Opened operations	.3	.1	.2

	$223.1	$228.9	$(5.8)

Costs
Existing operations	$168.5	$164.0	$4.5
Opened operations	.3	.2	.1

	$168.8	$164.2	$4.6

Gross Profit
Existing operations	$54.3	$64.8	$(10.5)
Opened operations	—	(.1)	.1

	$54.3	$64.7	$(10.4)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$2.9	$40.3	$(37.4)
Costs	3.0	34.4	(31.4)

Gross Profit	$(.1)	$5.9	$(6.0)

Total Funeral Revenue	$226.0	$269.2	$(43.2)
Total Funeral Costs	171.8	198.6	(26.8)

Total Funeral Gross Profit	$54.2	$70.6	$(16.4)

     Total funeral revenue declined $43.2 million for the nine months ended July 31, 2003, compared to the corresponding period in 2002 primarily due to a decrease in revenue from Closed and Held for Sale Operations. The decrease in revenue from Closed and Held for Sale Operations resulted primarily from the sale of our foreign operations in fiscal year 2002. The decline in total funeral revenue is also due to a decrease in the number of funeral services performed coupled with a reduction in trust earnings recognized upon the delivery of preneed funerals. The reduction in trust earnings resulted from lower investment returns realized in our preneed funeral trust funds during the last few years.

     Funeral revenue from Operations to be Retained decreased $5.8 million, or 2.5 percent, for the nine months ended July 31, 2003, compared to the corresponding period in 2002. There was a 2.8 percent decrease (1,550 events) in the number of funeral services performed, partially offset by a 1.3 percent increase in the average revenue per funeral service performed by these businesses. We experienced a $6.0 million, or 2.6 percent, decrease in funeral revenue from Existing Operations primarily due to a 3.0 percent decrease (1,638 events) in the number of funeral services performed, partially offset by a 1.4 percent increase in the average revenue per funeral service performed by these businesses.

     Funeral gross profit margin from Existing Operations decreased from 28.3 percent for the nine months ended July 31, 2002 to 24.4 percent for the corresponding period in 2003 primarily due to an increase in insurance costs combined with the decrease in revenue discussed above. The cremation rate for Existing Operations was 39.2 percent for the nine months ended July 31, 2003, compared to 38.5 percent for the nine months ended July 31, 2002.

Cemetery Segment

	Nine Months Ended
	July 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$166.7	$175.4	$(8.7)
Opened operations	—	—	—

	$166.7	$175.4	$(8.7)

Costs
Existing operations	$128.7	$130.8	$(2.1)
Opened operations	—	—	—

	$128.7	$130.8	$(2.1)

Gross Profit
Existing operations	$38.0	$44.6	$(6.6)
Opened operations	—	—	—

	$38.0	$44.6	$(6.6)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.6	$4.2	$(3.6)
Costs	.6	4.9	(4.3)

Gross Profit	$—	$(.7)	$.7

Total Cemetery Revenue	$167.3	$179.6	$(12.3)
Total Cemetery Costs	129.3	135.7	(6.4)

Total Cemetery Gross Profit	$38.0	$43.9	$(5.9)

     Total cemetery revenue decreased $12.3 million, or 6.8 percent, for the nine months ended July 31, 2003, compared to the corresponding period in 2002. We experienced an $8.7 million, or 5.0 percent, decrease in revenue from Operations to be Retained, primarily due to a decline in merchandise deliveries and reduced perpetual care trust earnings. We believe the decline in merchandise deliveries during the first nine months of fiscal year 2003 is due primarily to the decrease in the number of deaths in our markets in recent prior quarters. Cemetery merchandise revenue is not recognized until the merchandise is delivered and installed. Typically, installation of cemetery merchandise occurs several months after the burial occurs. Thus, a decline in the number of deaths in one quarter can cause a decline in cemetery merchandise deliveries in subsequent quarters. In addition to the decline in the volume of deliveries, the merchandise delivered during the nine months ended July 31, 2003 had a lower value than the merchandise delivered during the comparable period in 2002. We experienced an annualized average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trust funds for the nine months ended July 31, 2003 resulting in revenue of $6.1 million, compared to 5.8 percent for the corresponding period in 2002 resulting in revenue of $8.3 million. We also experienced a decline in revenue from Closed and Held for Sale Operations due primarily to the disposition of our foreign operations in fiscal year 2002.

     Cemetery gross profit margin from Existing Operations decreased from 25.4 percent for the nine months ended July 31, 2002 to 22.8 percent for the corresponding period in 2003. The decline was principally due to an increase in insurance costs and the decrease in cemetery revenue as discussed above.

Other

     Corporate general and administrative expenses for the nine months ended July 31, 2003 increased $3.5 million compared to the same period in 2002. The increase is primarily due to a $2.5 million charge for separation pay incurred during the third quarter of fiscal year 2003 related to two former executive officers. For additional information, see Note 3 to the consolidated financial statements. The increase is also due to expenses related to the Supplemental Executive Retirement Plan (the “Plan”). The Plan, which became effective April 30, 2002, provides retirement benefits to certain executive officers that are intended to supplement the benefits available under our 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements.

     Depreciation and amortization was $40.4 million for the nine months ended July 31, 2003, compared to $42.4 million for the same period in 2002. The decrease is primarily due to the sale of our foreign operations in 2002.

     Interest expense decreased $8.0 million to $40.4 million for the nine months ended July 31, 2003, compared to $48.4 million for the same period in 2002. The decrease is primarily due to a $130.3 million decrease in the average debt outstanding, partially offset by an approximate 40 basis point increase in the average interest rate during the nine months ended July 31, 2003 compared to the same period in 2002.

     Other income, net, increased approximately $1.1 million during the nine months ended July 31, 2003, compared to the same period in 2002. The increase is due in part to net gains on the sales of a few small domestic funeral homes in the first nine months of 2003. We have approximately $5.4 million of assets held for sale, consisting primarily of domestic funeral homes, and we may elect to sell other small domestic properties from time to time. Any future sales may generate gains or losses that would be reflected in other income in future periods.

     As of July 31, 2003, our outstanding debt totaled $519.5 million. Our outstanding debt and the loss on early extinguishment of debt incurred in the third quarter of fiscal year 2003 are discussed under the heading “Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002 — Other.”

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $121.7 million in preneed sales to our funeral and cemetery merchandise and service backlog during the nine months ended July 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $127.0 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $130.8 million for the nine months ended July 31, 2003, compared to $136.7 million for the corresponding period in 2002.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $46.2 million for the nine months ended July 31, 2003, compared to providing cash of $57.0 million for the corresponding period in 2002. The decrease in operating cash flow is due primarily to a reduction in earnings before taxes, an increase in the investment in preneed activity and an increase in cash used to pay taxes. In the first nine months of 2002, we were not required to use any of our cash flow to pay federal taxes due to a 2001 federal tax refund that was applied to our 2002 estimated tax payments and due to benefits realized related to the sale of our foreign operations. During the first nine months of 2003, we were required to pay federal taxes. This was partially offset by a $23.3 million tax refund received related to the sale of our foreign operations in the first nine months of 2003, compared to an $11.1 million tax refund received related to the sale of our foreign operations for the comparable period in 2002.

     Our investing activities resulted in a net cash outflow of $11.3 million for the nine months ended July 31, 2003, compared to a net cash inflow of $3.6 million for the comparable period in 2002. The change is primarily due to proceeds of $18.2 million received from the sale of foreign operations, domestic funeral home real estate and small domestic operations during the first nine months of fiscal year 2002 compared to $2.0 million for the comparable period in 2003. For the nine months ended July 31, 2003, capital expenditures amounted to $14.0 million, which included $12.9 million for maintenance capital expenditures and $1.1 million for new growth initiatives.

     Our financing activities resulted in a net cash outflow of $43.7 million for the nine months ended July 31, 2003, compared to a net cash outflow of $54.0 million for the comparable period in 2002. The change is primarily due to the $105.0 million in proceeds from long-term debt received in 2003 and the $12.7 million remarketing right paid in 2003 in connection with the debt refinancing previously discussed under the heading “Contractual Obligations and Commercial Commitments.” The change is also due to repayments of long-term debt of $135.8 million in the nine months ended July 31, 2003, compared to $54.8 million in the comparable period of 2002.

Contractual Obligations and Commercial Commitments

     As of July 31, 2003, our outstanding debt balance was $519.5 million. In order to redeem our Remarketable Or Redeemable Securities (“ROARS”) on May 1, 2003, we used $50.0 million of additional Term Loan B financing and $50.0 million from our revolving credit facility. We also received $23.3 million in tax proceeds related to the sale of our foreign operations in the third quarter of 2003. We used these proceeds and cash on hand to reduce our debt to $512.7 million as of September 2, 2003. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2003.

	Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2003	2004 – 2005	2006 – 2007	Thereafter

Current maturities of long-term debt(1)	$16.8	$6.3	$10.5	$—	$—
Long-term debt(1)	502.7	—	121.7	80.3	300.7
Operating lease agreements(2)	38.9	1.4	8.2	5.9	23.4
Non-competition and other agreements(3)	16.2	1.5	9.1	3.5	2.1

	$574.6	$9.2	$149.5	$89.7	$326.2

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2003.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 17 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of July 31, 2003 are $1.4 million, $4.6 million, $3.6 million, $3.2 million, $2.7 million and $23.4 million for the years ending October 31, 2003, 2004, 2005, 2006, 2007 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to two former executive officers payable over the next two years.

     The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2003.

					Other,
					Principally
					Seller
Fiscal	Revolving		Senior		Financing of
Year Ending	Credit	Term	Subordinated	6.70%	Acquired
October 31,	Facility	Loan B	Notes	Public Notes	Operations	Total

2003	$—	$2.5	$—	$—	$3.8	$6.3
2004	—	10.0	—	.1	3.9	14.0
2005	30.0	86.5	—	—	1.7	118.2
2006	—	79.0	—	—	.8	79.8
2007	—	—	—	—	.5	.5
Thereafter	—	—	300.0	—	.7	300.7

Total long-term debt	$30.0	$178.0	$300.0	$.1	$11.4	$519.5

     On May 1, 2003, we used $50.0 million of additional Term Loan B financing along with $50.0 million from our revolving credit facility to redeem our $99.9 million outstanding ROARS. When the remarketing dealer elected to remarket the ROARS, we exercised our right to redeem the ROARS rather than allow them to be remarketed. We paid the remarketing dealer $12.7 million, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1.5 million unamortized ROARS option premium and $.1 million in costs, we recorded a charge of $11.3 million ($7.3 million after-tax, or $.07 per share) in the third quarter of fiscal year 2003. In connection with the redemption of the ROARS, we amended the loan covenants that govern our revolving credit and Term Loan B credit. The amendment to the credit agreement provides greater financial flexibility.

     We also have $14.1 million of outstanding letters of credit as of July 31, 2003, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of July 31, 2003, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     As of July 31, 2003 and September 2, 2003, there was $30.0 million drawn on our $175.0 million revolving credit facility. As of July 31, 2003 and September 2, 2003, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit, bond obligation and the required reserve, was $89.7 million.

     The amendment to our loan covenants relaxes certain financial ratio requirements and allows further flexibility with regard to higher spending limits on acquisitions, dividends and the repurchase of our stock. Under the amendment, if there is no default or event of default, we may pay cash dividends and repurchase our stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15.0 million, or, if our consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25.0 million. Under the restrictions in our debt agreements, as of July 31, 2003, we could use up to $15.0 million to pay dividends or repurchase our stock during fiscal year 2003. The amendment limits capital expenditures (excluding the costs of acquisitions as defined in the amendment) in any fiscal year to $35.0 million, with a provision for the carryover of permitted but unused amounts under specified circumstances. The costs of acquisitions in any fiscal year are limited to $50.0 million, with a provision for the carryover of permitted but unused amounts under specified circumstances.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Nine Months
Ended	Years Ended October 31,
July 31,
2003	2002		2001		2000	1999		1998

1.64(1)	1.75	(2)	—	(3)(4)	2.57	3.43	(3)	2.38	(5)

(1)	Pretax earnings for the nine months ended July 31, 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with the redemption of the ROARS.

(2)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale.

(3)	Excludes the cumulative effect of change in accounting principles.

(4)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges. As a result of this charge, our earnings for the fiscal year ended October 31, 2001, were insufficient to cover our fixed charges, and an additional $187.8 million in pretax earnings would have been required to eliminate the coverage deficiency.

(5)	Pretax earnings for fiscal year 1998 include a nonrecurring, noncash charge of $76.8 million in connection with the vesting of performance-based stock options.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the nine months ended July 31, 2003 and fiscal year 2002 reflect the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; fiscal years 2000 and 1999 reflect the 1999 change in accounting principle; and fiscal year 1998 reflects the accounting methods in effect that year.

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

Marketable Equity Securities

     As of July 31, 2003 and October 31, 2002, our marketable equity securities subject to market risk consisted principally of investments held by our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had fair values of $576.7 million and $476.0 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $57.7 million and $47.6 million, respectively, in the fair value of such accounts.

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2.

     Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($3.2) million and ($4.0) million as of July 31, 2003 and October 31, 2002, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $1.0 million and $1.8 million in the fair value of these instruments as of July 31, 2003 and October 31, 2002, respectively.

     As of July 31, 2003 and October 31, 2002, the carrying values of our Term Loan B and revolving credit facility, including accrued interest, were $208.0 million and $135.7 million, respectively, compared to fair values of $209.6 million and $136.5 million, respectively. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements. Of the $208.0 million outstanding under our Term Loan B and revolving credit facility on July 31, 2003, $108.0 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.3 million in our pretax earnings. Of the $135.7 million outstanding under Term Loan B on October 31, 2002, $35.7 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     As of July 31, 2003 and October 31, 2002, the carrying values of our long-term fixed-rate debt, including accrued interest and the unamortized portion of the ROARS option premium, were approximately $314.2 million and $430.1 million, respectively, compared to fair values of $344.8 million and $455.8 million, respectively. Fair values were determined using quoted market prices. For a discussion of the redemption of the ROARS, see Note 8 to the consolidated financial statements. Each approximate 10 percent change in the average interest rates applicable to such debt, 80 basis points for July 31, 2003 and October 31, 2002, would result in changes of approximately $8.6 million and $10.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trust Funds

     As of July 31, 2003 and October 31, 2002, our marketable equity securities and our fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery merchandise and perpetual care trust funds and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery merchandise and perpetual care trust funds, based on the July 31, 2003 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds in fiscal year 2003 of $1.9 million, $2.3 million in 2004, $3.5 million in 2005 and $5.0 million in 2006.

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

Item 4. Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements contained in this report include but are not limited to statements relating to (1) our expectations of the timing of our receipt of income tax benefits related to the sale of our foreign operations, (2) our plans to reduce debt, (3) anticipated future performance of our preneed sales program, (4) anticipated future performance of funds held in trust, (5) anticipated mortality trends, (6) potential results of our new operating initiatives and (7) our long-term growth plan, including our ability to find attractive acquisition opportunities at prices we are willing to pay.

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

     During fiscal year 2002, we completed the sale of all of our foreign operations within our targeted timeframe, resulting in cash proceeds in our estimated range. Our goal was to sell our foreign operations and receive proceeds including tax benefits in the range of $200 million to $250 million. Now that all sales are completed, we expect to ultimately receive total proceeds and income tax benefits of approximately $245 million. We have received $229 million of the proceeds including $2 million of tax benefits realized during the second quarter of 2003 and $23 million of tax refunds received in the third quarter of 2003. We expect to realize the majority of the remaining proceeds of approximately $16 million of income tax benefits during 2004.

     We believe that most of the external factors adversely impacting our business are temporary, but while they continue, we will remain focused on improving operational performance, generating cash and reducing debt. In that regard, having achieved substantial financial goals and other strategic initiatives outlined by management near the end of fiscal year 2000, we have also announced a set of new operating initiatives, which have resulted in the creation of four task forces to address the following key areas: growth in the number of funeral events performed, increased cemetery property sales volume, cost improvements and employee development initiatives. For a discussion of these new operating initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” included in Item 2.

     We will also continue to evaluate our options for deployment of our cash flow as opportunities arise. We will consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes or entering into agreements to construct funeral homes in third-party cemeteries. Our goal is to produce an internal rate of return on the deployment of our cash of 15 to 20 percent. At certain levels, we believe our stock represents a better investment at lower risk than other external growth opportunities. On June 26, 2003, we announced that our Board of Directors approved a new stock repurchase program that will allow us to invest up to $25.0 million in repurchases of our Class A common stock. The repurchases are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. As of September 2, 2003, we had repurchased 181,500 shares of our Class A common stock at an average price of $3.95 per share.

     We project that earnings will be in the low end of the range of $.21 and $.26 per share for fiscal year 2003, including the ($.07) per share impact from the redemption of the Remarketable Or Redeemable Securities (“ROARS”) as discussed below and the ($.01) per share impact for the separation pay to former executive officers as discussed below. We expect cash flow from operations to be between $73 million and $81 million including $23 million in tax refunds received related to the sale of our foreign operations and maintenance capital expenditures to be between $15 million and $18 million.

     The following factors have impacted fiscal year 2003 financial results:

Reduced Preneed Property Sales

     We believe that significant declines in consumer confidence in the national economy and reduced discretionary spending can place significant downward pressure on preneed property sales. We had originally projected preneed property sales to increase over the prior year, but based on lower consumer confidence, we have lowered our expectations for preneed property sales to be less than last year. The consumer confidence index reached 10-year lows in February and March of 2003. The index improved in April of 2003 and remained at that level during most of our third fiscal quarter. We remain cautiously optimistic as we monitor this possible trend and its effect on our preneed sales organization.

Rising Insurance Costs

     The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short time span resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Accordingly, our insurance costs have increased materially in 2003.

Lower Returns on Trust Funds

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trust funds. However, the average realized return on our domestic trust funds was 5.8 percent, 6.3 percent, 4.3 percent and 2.3 percent, for fiscal years 2000, 2001, 2002 and the nine months ended July 31, 2003, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower investment returns realized during the last few years are expected to reduce the trust earnings to be recognized as revenue in 2003. We recognize all earnings and losses realized by our perpetual care trust funds currently. As a result, depressed stock prices and returns on fixed-income investments in the current market are expected to continue to put pressure on perpetual care trust earnings recognized. Because approximately 50 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we generally expect our portfolio performance to follow the overall stock market performance. The yield on our total trust portfolio, including unrealized gains and losses, through August of calendar year 2003 increased over 8 percent. We remain cautiously optimistic as we monitor this possible trend.

Fewer Deaths in the Short-Term

     Although the death care business is relatively stable and predictable, our business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months primarily related to higher incidents of deaths from pneumonia and influenza. We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. The data from these sources indicate a decline in the number of deaths in our markets through the first nine months of fiscal year 2003. We had originally projected deaths in our markets to increase slightly from the prior year. Based on our actual results in the first nine months of 2003, we are projecting deaths to be down slightly from the prior year.

Reduced Interest Costs

     Interest expense has decreased as a result of a reduction in our average debt balance.

Elimination of earnings contribution from foreign operations

     Earnings have decreased due to the elimination of earnings contributed by our foreign operations; however, the reduction in operating earnings from the sale of our foreign operations that remained during fiscal year 2002 (Spain, Portugal, France, Canada and Argentina) was substantially offset by interest expense savings resulting from the use of proceeds from these sales to reduce our average debt balance.

Redemption of the ROARS

     We redeemed the ROARS as an alternative to allowing them to be remarketed on May 1, 2003. We paid the remarketing dealer $12.7 million, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1.5 million unamortized portion of the option premium paid to us at the time of issuance for the right to remarket the ROARS and $.1 million in costs, we recorded a charge of $11.3 million ($7.3 million after-tax, or $.07 per share) in the third quarter of fiscal year 2003.

Separation Pay to Former Officers

     In July of 2003, we incurred a charge to corporate general and administrative expense of $2.5 million ($1.5 million after-tax, or $.01 per share) for separation pay related to two former executive officers.

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

     Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to reduce the investment value to the expected cost to deliver. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. We project that with approximately 2.0 percent to 4.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, our trust and escrow funds would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. Unrealized gains and losses in the perpetual care trust fund do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

Increased costs may have a negative impact on earnings and cash flows.

     We may not be able to achieve revenue growth that exceeds our cost increases. Although we continue to have a goal of increasing our revenues at a rate of growth greater than the growth in our costs, we have not achieved that goal in recent years or in the first nine months of 2003, and we can give no assurance that we will be successful in doing so for the remainder of 2003.

     Insurance costs, in particular, have increased substantially in 2003. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. While our insurance costs have increased materially, the actual increase in insurance costs cannot be predicted.

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

Our ability to service our debt in the future depends upon our ability to generate sufficient cash, which depends upon many factors, some of which are beyond our control.

     Our ability to service our debt depends upon our ability to generate sufficient cash. We expect to be able to reduce our debt with approximately $16 million of remaining income tax benefits relating to the sale of our foreign operations, the majority of which we expect to receive during 2004. Our ability to receive the expected income tax benefits within our expected time frame depends upon, among other things, the timing of our filing for capital loss carrybacks to apply against previously-taxed capital gains and the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flows from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control.

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

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and the backlog and potentially impact our annual goodwill impairment analysis.

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

     As of September 2, 2003, $203.0 million of our long-term debt was subject to variable interest rates, although $100.0 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

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

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. In November 2002, the Federal Death Care Inspection and Disclosure Act was introduced in the Senate, which, if adopted, would more heavily regulate the death care industry and could result in an increase in our costs. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our future prospects.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of December 19, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.6	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003)

4.7	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.8	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Retirement Benefits Agreement dated June 20, 2003 between the Company and Frank B. Stewart, Jr.

10.2	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and Randall L. Stricklin

10.3	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and G. Kenneth Stephens, Jr.

10.4	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and Michael K. Crane

10.5	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and Everett N. Kendrick

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of William E. Rowe, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, President and Chief Executive Officer, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer

(b)   Reports on Form 8-K

We filed a Form 8-K dated May 1, 2003, reporting under “Item 5. Other Events,” “Item 7. Financial Statements and Exhibits,” and “Item 9. Regulation FD Disclosure (Information Provided Under Item 12)”, the announcement of the refinancing of our Remarketable Or Redeemable Securities and an amendment to our Credit Agreement dated April 25, 2003.

We filed a Form 8-K dated June 10, 2003, reporting under “Item 7. Financial Statements and Exhibits,” and under “Item 9. Regulation FD Disclosure (Information Provided under Item 12),” the earnings release for the quarter ended April 30, 2003 and our forecasts for fiscal year 2003.

We filed a Form 8-K dated June 10, 2003, reporting under “Item 5. Other Events,” the announcement of management changes.

We filed a Form 8-K dated June 26, 2003, reporting under “Item 5. Other Events,” the announcement of a stock repurchase program.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 9, 2003	/s/ KENNETH C. BUDDE Kenneth C. Budde Executive Vice President Chief Financial Officer

September 9, 2003	/s/ MICHAEL G. HYMEL Michael G. Hymel Vice President Corporate Controller Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of December 19, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.6	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003)

4.7	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.8	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)
10.1	Retirement Benefits Agreement dated June 20, 2003 between the Company and Frank B. Stewart, Jr.

10.2	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and Randall L. Stricklin

10.3	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and G. Kenneth Stephens, Jr.

10.4	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and Michael K. Crane

10.5	Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 between the Company and Everett N. Kendrick

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of William E. Rowe, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, President and Chief Executive Officer, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer