Form 10-K
period 2003-10-31
STEWART ENTERPRISES INC
filed 2004-01-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2003
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
Class A Common Stock, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes (X) No (  )

     The aggregate market value of the voting stock held by non-affiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of April 30, 2003, was approximately $259,000,000.

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 2, 2004, was 104,175,441 and 3,555,020, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement in connection with the 2004 annual meeting of shareholders are incorporated in Part III of this Report.

Cautionary Note

     This annual report contains forward-looking statements of our management regarding factors that we believe may affect our performance in the future. Such statements typically are identified by terms expressing our future expectations or projections of revenues, earnings, earnings per share, cash flow, market share, capital expenditures, effects of operating initiatives, gross profit margin, debt levels, interest costs, tax benefits and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 7. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

Item 1. Business

General

     Founded in 1910, we are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2003, our operations included 299 funeral homes and 148 cemeteries in 29 states within the United States and in Puerto Rico.

     During the past four years, we have focused on improving our credit profile, reducing debt, increasing cash flow and selling our foreign operations. We refinanced a significant portion of our long-term debt, substantially extending our long-term maturities. We sold our foreign operations and used the proceeds, along with cash flow, to reduce our debt from $950.5 million as of November 1, 2000 to $467.2 million as of January 2, 2004. Having substantially achieved these financial goals at the end of fiscal year 2002, we began positioning ourselves for business expansion in fiscal year 2003. After the end of the first fiscal quarter of 2003, we announced that our business was adversely affected by decreased deaths, low levels of consumer confidence and depressed stock prices and returns on fixed income investments. As we await further improvements in the economy, financial markets and normalized mortality trends, we have remained focused on improving operational performance, generating cash and reducing debt. In that regard, in September 2003, we announced a new set of operating initiatives. The operating initiatives include growth in the number of funeral events performed, increased cemetery property sales volume, cost improvements and employee development initiatives. As part of our cost improvement initiatives, in December 2003 we announced a reduction and restructuring of our workforce. Also during the fourth quarter of 2003, we identified a number of small businesses to close or sell. For further discussion of these new operating initiatives, see “Business Strategy.”

     For fiscal year 2003, funeral operations accounted for approximately 57 percent of our total revenues, and cemetery operations accounted for the remaining 43 percent. Our funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. Our cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.

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

     Cemetery operations account for a significantly larger percentage of our total revenues than those of our three largest competitors. We believe cemeteries provide the best foundation for securing long-term market share in our industry. The sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery. Our relationships with our cemetery property customers allow us to offer related products and services, such as cemetery merchandise and funeral services, at one of our businesses located on the cemetery grounds or nearby.

     We believe that our combination operations help to increase market share. By building new funeral homes on existing cemetery property, we are able to offer families the convenience of complete funeral home and cemetery planning, services and merchandise from a single location at a competitive price at the time of need or on a preneed basis. Approximately 47 percent of our cemeteries have a funeral home onsite that we operate in conjunction with the cemetery. In addition to our combination operations, approximately 38 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes. We frequently organize our operating units in “clusters,” which are geographically integrated groups of funeral homes and cemeteries, allowing us to cost-effectively pool resources, such as assets, personnel and services, and generate higher margins.

     Our business was founded by the Stewart family in 1910, and was incorporated as a Louisiana corporation in 1970. Our principal executive offices are located at 110 Veterans Memorial Boulevard, Metairie, Louisiana 70005, and our telephone number is 504-837-5880. Our website address is www.stewartenterprises.com, where all of our public filings are available free of charge on the same day they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

The Death Care Industry

     Industry consolidation. Death care businesses in the United States have traditionally been relatively small, family-owned enterprises that have passed through successive generations within the family. The past decade witnessed a trend of family-owned firms consolidating with larger organizations. However, this trend slowed in 1999. As industry conditions precipitated a reduction in the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices.

     During the first quarter of 1999, Service Corporation International, one of our primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group, Inc., now reorganized as Alderwoods Group, Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings on June 1, 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, merged with Service Corporation International in 1999.

     Throughout fiscal year 1999, we continually reduced our acquisition pricing multiples. In the third quarter of fiscal year 1999, our acquisition activity began to decrease substantially from prior quarters as many potential sellers were not willing to sell their businesses at the lower prices.

     As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, we ceased our acquisition activity and developed strategies for improving our cash flow and reducing and restructuring debt. During the past four years, we focused on debt reduction and cash flow, and we have completed our transitional strategies of improving our cash flow, restructuring our debt, selling our foreign assets and substantially reducing our debt.

     We estimate that our industry, which consists of approximately 22,000 funeral homes and 10,500 cemeteries in the United States, collectively generates approximately $15 billion in annual revenue. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations. At current stock prices, stock repurchases and debt reduction continue to be more attractive uses of our cash flow than acquisitions. However, we believe that growing our organization through acquisitions will continue to be a good business strategy, as we enjoy the important synergies and economies of scale from our infrastructure. When we choose to enter the acquisition arena again, we intend to acquire premier facilities that are profitable and have the potential to continue to grow in their markets.

     Importance of tradition; barriers to entry. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries and funeral homes. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. Additionally, mature markets, including many of the metropolitan areas where our cemeteries are located, are often served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Finally, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return. Entry into the funeral home market can be difficult for many of the same reasons. Families are often willing to move from an existing funeral home to a newer facility developed on the grounds of their preferred cemetery; however, absent that connection, families tend to choose the funeral home that previously served their family. Families also choose a funeral home because of its reputation, which can only be developed over time.

     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2000 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.1 million in 2000 to 97.1 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.

     Growing demand for cremation. Consumer preferences in the death care industry tend to change slowly. One significant trend in the United States is an increasing preference of consumers for cremations. Industry research indicates that the percentage of cremations has increased steadily and that cremations will represent approximately 36 percent of the burial market in the United States by the year 2010, compared to 27 percent in 2001. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. However, industry research has shown that consumers most commonly choose cremation over traditional funerals for reasons other than cost, and we believe that cremations also provide our company with an opportunity to offer families an array of additional products and services with an emphasis on customization.

     Growing demand for customization. Our market research and operational experience indicate a growing demand for increased personalization of death care products and services, presenting an opportunity for enhancing our customer’s satisfaction and increasing our revenue per sale through our custom funeral planning program. We believe that our early identification of and response to this trend is a competitive advantage for our company, as described below in “Competitive Strengths.”

Competitive Strengths

     Leading market positions. We are the third largest provider of funeral and cemetery products and services in the United States and have been in business for more than 90 years. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 100 funerals and 165 burials per year, our facilities perform an average of approximately 260 funerals and 375 burials per year. In addition, more than 41 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.

     Strong cemetery operations. Our cemetery operations account for approximately 43 percent of our total revenues, which is a significantly larger percentage than any of our three largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 39 percent of our total cemetery acreage is available for future development.

     Emphasis on combination operations. Approximately 47 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. This is a higher percentage of combination operations than any of our three largest competitors. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 38 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.

     Expertise in preneed sales; strong backlog. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,300 commissioned sales counselors. We estimate that as of October 31, 2003, the future value of our preneed backlog of funeral and cemetery products and services (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.1 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.

     Emphasis on customization and personalization. During 1999 we took steps to gain a competitive advantage by placing our Company at the forefront of product offerings based on consumer preferences. We hired a major consulting firm to assist us in conducting an extensive market study evaluating changing trends in consumer preferences. With more than 2,400 interviews conducted, we believe this to be the most exhaustive recent study of consumer preferences in our industry. This project provided us with the consumer’s perspective on our operations and facilities. We gained valuable insight into how our employees, business practices and facilities can better meet consumer demand. Our implementation of new products and services based on the findings of this project continue to be positive drivers for our funeral business.

     Among other important findings, our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We have responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options, such as designing a funeral service to reflect the special interests or accomplishments of the deceased. We developed a custom funeral planning program and have begun to implement this program throughout our organization. By the end of fiscal year 2004, we will have implemented this program in 130 of our funeral homes. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. In our markets where these new business practices have been implemented, we believe that we have further differentiated ourselves from our competitors and increased our revenues per sale, and we believe that we have gained a sustainable competitive advantage by implementing these programs.

     Expertise in enhanced cremation and alternative service offerings. We acquired Sentinel Cremation Societies, Inc. of California in 1997, which operated thirteen service centers offering cremations and related products and services as a strategy for capturing the increasing market for cremations in the United States. Since that time, we have opened several additional alternative service firms, primarily in California, Oregon and Nevada, which offer value-priced cremation services. Our alternative service firm locations are generally leased and have lower overhead than traditional funeral homes. Although death care arrangements at these locations are typically more cost-effective for the consumer than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations.

     Centralized support services; cost controls. Our Shared Services Center, which we opened in 1997, was developed for the standardization and centralization of all of our facilities’ administrative and support processes such as accounting, management reporting, payroll, trust administration, contract processing, accounts receivable collection and other services. It allows us to decrease our costs without diminishing service by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance. As we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved through our Shared Services Center and expect to manage much of our growth with our existing infrastructure. Additionally, at the beginning of fiscal year 2000 we developed our centralized formal training strategy and began implementation of standardized marketing programs to enhance sales effectiveness. While our centralization of resources and standardization of processes represent a competitive advantage, our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in their operations and service to families in an effort to maintain the traditional structure and culture of an individually-owned operation. We believe that this is important in order to maintain the level of caring, personalized service expected by the families we serve.

     Experienced management. We have an experienced management team, many of whom owned and operated their own funeral homes and cemeteries and joined us when we acquired their businesses. Our eight top executives have an average of 32 years of experience in the death care industry and have served our company for an average of 16 years.

Business Strategy

     Implement recent operating initiatives. In fiscal year 2003, our executive management team pinpointed the key strategies that we believe will improve the future growth of our business. This led to our announcement in September 2003 of a set of new operating initiatives, which resulted in the creation of four task forces to address the following key areas: growth in the number of funeral events performed, increased cemetery property sales volume, cost improvements and employee development initiatives.

     Our funeral call volume task force is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We believe that the continuous addition of preneed funeral contracts to our backlog is a primary driver of sustainable long-term growth in the number of families served by our funeral homes. Following changes made in our sales organization during the summer of 2003, in the fourth quarter of 2003 we achieved a 15 percent increase in preneed funeral sales over the fourth quarter of 2002. Currently, the task force is evaluating suggestions received from employees throughout the company and will be incorporating these ideas throughout 2004.

     Our preneed cemetery property task force is strategically targeting locations with maximum potential, and developing specific plans to increase preneed property sales and attain new customers at each of the targeted locations. We view preneed property sales as the catalyst for growth in our cemetery segment as they create a new customer base for our businesses. These sales also result in high margins and produce positive cash flow. Recommendations from our preneed cemetery property task force were implemented in the third and fourth quarters of fiscal year 2003, and during the fourth quarter of 2003, our preneed sales organization achieved a 12 percent increase in property sales over the fourth quarter of 2002. We have transitioned to personalized selling, and in addition to requests generated by our media marketing campaigns, our salespeople have been successful in obtaining referrals from their existing customer base to assist new customers with their cemetery and funeral needs.

     To address cost reductions, our task force conducted in-depth reviews of cost centers outside of their areas of responsibility for the purpose of assuring that all resources were effectively utilized and determining where we could reduce costs without sacrificing long-term results. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 employees throughout the organization. In the markets in which we operate, declining deaths in recent years have resulted in reduced activity in many of our businesses, requiring fewer employees. Additionally, we restructured for a flatter organization to bring leadership closer to those individuals who have the greatest potential to improve the performance of each location. There are no planned reductions in the number of commissioned sales counselors. We believe the workforce reduction and the other cost reductions will not reduce the quality, service and value consistently provided to families through our funeral homes and cemeteries. These cost reduction initiatives are expected to reduce costs by $16 million to $20 million annually, partially offset by approximately $8 million to $10 million in normal inflation of costs remaining in the business. We will record a charge in the first quarter of fiscal year 2004 for severance and other costs associated with the workforce reductions in the range of $2.4 million to $2.6 million ($1.5 million to $1.6 million after tax, or $.01 per share). While we believe the implementation of these initiatives will address our most significant opportunities for near-term cost reductions, we are continuing to examine cost-saving opportunities within the company.

     The fourth initiative is to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for all key employee positions.

     In December 2003, we announced that we plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. We have worked hard over the past few years to improve the performance of all our businesses in order to meet changing consumer needs and to manage costs in a difficult operating environment, and for the most part, these efforts have been successful. However, for various reasons — such as size, location or competitive environment — a number of our businesses do not demonstrate a capacity for improving performance through our operating strategies, and in fact, have contributed very little to our profitability. Many of these are key-man businesses, and many are subject to volatile swings in market share. We believe that the closing or sale of these businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues and cash flow.

     Maintain backlog through preneed marketing. As part of the operating initiatives described above, we have increased our focus on preneed sales. We consider maintaining our backlog through preneed marketing to be an integral part of our long-term business strategy. Our primary objective is to balance our preneed sales levels and our cash investment while maintaining a sustainable and predictable level of growth in our backlog. The aging of the population represents a significant opportunity for us to expand our customer base through preneed marketing, as persons over 50 years of age are most likely to make these purchases.

     Focus on cash flow. In addition to pursuing further cost improvements, we plan to continue to focus on our cash flow through a number of initiatives begun in fiscal year 2000. In fiscal year 2000, we restructured our preneed sales program to focus on increasing cash flow. We increased finance charges, required larger down payments and shortened installment payment terms, and decreased the overall level of preneed sales but improved the quality of those sales and the associated receivables. We also suspended our dividend and implemented a more rigorous internal process for reviewing capital expenditures. We plan to continue these initiatives and continue reducing our costs by, among other things, obtaining volume discounts from suppliers and leveraging our operating costs through clustering and combination operations. Additionally, we have been incentivizing local managers to decrease costs by tying their compensation more closely to the profitability of the locations they manage.

     Deploy cash flow. We plan to continue to evaluate options for deployment of our cash flow as opportunities arise. In June 2003, we announced that our Board of Directors approved a new stock repurchase program that will allow us to invest up to $25.0 million in repurchases of our Class A common stock. As of January 2, 2004, we had repurchased 738,500 shares of our Class A common stock at an average price of $3.99 per share. At current stock prices, we believe stock repurchases and debt reduction continue to be more attractive uses of our cash flow than alternatives such as acquisitions and new business development. However, we will continue to consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes on cemetery properties we own or entering into agreements to construct funeral homes in third-party cemeteries. As we await further improvements in the economy, financial markets and normalized mortality trends, we will remain focused on improving operational performance, generating cash and reducing debt.

     Increase enhanced cremation products and services. In fiscal years 2003 and 2002, 39 percent of the funeral services we performed in the United States and Puerto Rico were cremations, compared to 38 percent in fiscal year 2001. The cremation rate in the United States has been increasing. According to industry estimates, 27 percent of deaths in the United States during 2001 resulted in cremations, and cremations are expected to represent 36 percent of the burial market in the United States by the year 2010. As described above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings,” we have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes.

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

     We operate most of our funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of caskets and other merchandise and, most significantly, personnel, including prearrangement sales personnel; thus, we are able to decrease our costs and expand our sales and marketing effectiveness at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management of operations.

     Funeral operations. Funeral operations accounted for approximately 57 percent of our revenues for fiscal year 2003. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2003, we operated 299 funeral homes.

     Cemetery operations. Cemetery operations accounted for approximately 43 percent of our revenues for fiscal year 2003. Our cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, along with the sale of burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under perpetual care contracts and local laws. As of October 31, 2003, we operated 148 cemeteries.

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

     Combination operations help to increase market share by allowing us to offer families the convenience of complete funeral and cemetery planning and services from a single location at a competitive price at the time of need or on a preneed basis. Our experience demonstrates that a family planning a burial in our cemetery often views our associated funeral home as a more desirable location for funeral services than an unaffiliated offsite funeral home. Thus, the funeral home’s sales benefit from the heritage of the cemetery, and over time, the cemetery’s activity increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded sales and marketing opportunities. Although it generally takes several years before a newly constructed funeral home becomes profitable, our experience with combination operations has demonstrated that the combination of a funeral home with a cemetery can significantly increase the market share and profitability of both.

     We have three primary strategies for growth through the use of combination operations. One strategy is to create combination operations by constructing funeral homes on the grounds of our cemeteries. Another is to enter into operating partnerships in which we construct funeral homes on the grounds of unaffiliated cemeteries, which allows us to enjoy many of the benefits of a combination operation without the capital investment of purchasing the cemetery. The cemetery revenue of our partners is enhanced as they benefit by being able to compete more effectively with other cemeteries or combination operations in the market and by providing a better service to their parishioners or other constituencies. The third strategy is to acquire combination operations.

     Through an operating partnership with the Catholic Archdiocese of New Orleans, we constructed a mausoleum for the Catholic Church on the grounds of its combination operation in New Orleans in fiscal year 1987. We own the mausoleum and manage the sales relating to the mausoleum for the Church. Additionally, in fiscal year 1994 through an operating partnership with the Firemen’s Charitable and Benevolent Association, a non-profit organization, we constructed a funeral home and mausoleum on the grounds of its cemetery in New Orleans. We own and operate the funeral home in combination with the cemetery and manage sales for the mausoleum. In 1997, we entered into an agreement with the Archdiocese of Los Angeles to construct and operate funeral homes on land we lease from the Archdiocese at the site of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2003, five of these funeral homes had been completed, and two have begun the permitting process.

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

     Cremation. In fiscal year 2003, 39 percent of the funeral services we performed in the United States and Puerto Rico were cremations. The increasing preference of consumers for cremations is a significant trend in the United States. Industry research indicates that the percentage of cremations has steadily increased and that cremations will represent approximately 36 percent of the burial market in the United States by the year 2010, compared to 27 percent in 2001. We have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes, including funeral services and memorialization for families choosing cremation. We are also addressing this trend through our alternative service firm strategy as discussed above in “Competitive Strengths - Expertise in enhanced cremation and alternative service offerings.”

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

     We estimate that as of October 31, 2003, the future value of our preneed backlog (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.1 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     Trust funds and escrow accounts. We maintain three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. For further discussion of these trust funds and escrow accounts, see Notes 4 and 5 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. As of October 31, 2003, the market value of our preneed funeral merchandise and services trust funds and escrow accounts totaled approximately $463.5 million, the market value of our preneed cemetery merchandise and services trust funds and escrow accounts totaled approximately $187.5 million, and the market value of our perpetual care trust funds totaled approximately $202.1 million.

     We believe that the balances in our trust funds and escrow accounts, along with insurance proceeds, installment payments due under contracts and future earnings on the balances, will be sufficient to cover our estimated cost of providing the related preneed services and products in the future (see “Cautionary Statements” included in Item 7).

     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor on our investment portfolio and our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts. ITI provides investment advisory services exclusively to us. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. As of October 31, 2003, ITI had approximately $893.8 million in assets under management. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates with the assistance of third-party professional financial consultants pursuant to a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.

     Management. We have an experienced management team, many of whom joined us through acquisitions. Our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. We provide business support services primarily through our Shared Services Center, which opened in 1997 and provides centralized and standardized accounting, management reporting, payroll, contract processing, accounts receivable collection and other services for all of our facilities. In December 2003, we announced plans to restructure certain management functions and reduce our employee headcount by approximately 300 employees throughout the organization as discussed above.

     Currently, we are divided into four operating divisions in the United States, each of which is managed by a division president and chief financial officer. These divisions are further divided into regions, each of which is managed by an area vice president. We also have a Corporate Division, which manages our corporate services, accounting, financial operations and strategic planning. Early in fiscal year 2000, we formed a Sales and Marketing Division to centralize responsibility for sales teams in all operating divisions and to allow for more comprehensive training and sharing of information. From time to time, we may increase, reduce or realign our divisions and regions.

     During fiscal year 2003, Frank B. Stewart, Jr., who had served as Chairman of our Board of Directors for 19 years, became Chairman Emeritus, and William E. Rowe, the company’s President and Chief Executive Officer, was elected as Chairman. Mr. Rowe also assumed responsibility for the day-to-day operations of the business, which was previously the responsibility of the company’s chief operating officer.

     Foreign operations. In fiscal year 2001, we began to sell our foreign operations as part of our strategy to reduce debt and focus on our core businesses. During fiscal year 2001, we sold our Mexican, Australian, New Zealand, Belgian and Dutch operations comprised of 94 funeral homes and 2 cemeteries. During fiscal year 2002, we sold our remaining foreign operations located in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries.

     Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2003, 2002 and 2001, see Note 19 to our consolidated financial statements included in Item 8.

Competition

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of limited services or products. Market share is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently-located facilities are also important. Because of the significant role of goodwill and tradition, market share increases are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sales of preneed funeral services. Information about our sales and marketing approach can be found above under the heading “Business Strategy.” Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Additional information about the trend towards cremation and our strategies to address that trend can be found under the headings “The Death Care Industry,” “Competitive Strengths” and “Business Strategy.”

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

     Our operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. For example, state laws impose licensing requirements for funeral homes and funeral directors and regulate preneed sales. Our embalming facilities are subject to stringent environmental and health regulations. We have a department that monitors compliance, and we believe that we are in substantial compliance with the Funeral Rule and all such laws and regulations. Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material effect on our operations and on the death care industry in general. We cannot predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.

Employees

     We currently employ approximately 6,000 persons, and we believe that we maintain a good relationship with our employees. Approximately 98 of our employees are represented by labor unions or collective bargaining units. In December 2003, we announced a reduction and restructuring of our workforce, which reduced the number of our employees by approximately 300. Additional information about our restructuring and workforce reduction can be found under the heading “Business Strategy.”

Item 2. Properties

     As of October 31, 2003, approximately 73 percent of our 299 funeral home locations were owned by our subsidiaries, and approximately 27 percent were held under operating leases. The leased properties have terms ranging from 1 to 16 years, except for six leases that expire between 2032 and 2039. Generally, we have a right of first refusal and an option to purchase the leased premises. An aggregate of $4.1 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.

     As of October 31, 2003, we owned 148 cemeteries covering a total of approximately 10,286 acres. Approximately 39 percent of the total acreage is available for future development.

     Our corporate headquarters occupy approximately 21,500 square feet of leased office space in a building in suburban New Orleans. In addition, we own a 97,300 square foot building in suburban New Orleans that we use for our Shared Services Center, Human Resources, Communications, Internal Audit and Information Systems Departments.

     As of October 31, 2002, we had sold all of our foreign operations. See the section above entitled “Operations - Foreign operations.”

Item 3. Legal Proceedings

     We and certain of our subsidiaries are party to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be appropriate for our business. Although we give no assurance that this insurance is sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4(a). Executive Officers of the Registrant

     The following table sets forth certain information with respect to our executive officers. Each of the following has served in the capacity indicated for more than five years, except as indicated below.

Name	Age	Position

William E. Rowe	57	Chairman of the Board, Chief Executive Officer and President (1)
Kenneth C. Budde	56	Executive Vice President, Chief Financial Officer and Director
Brent F. Heffron	54	Executive Vice President and President—Southern Division
Lawrence B. Hawkins	55	Executive Vice President and President—Investors Trust, Inc.
Michael K. Crane, Sr.	60	Senior Vice President and President—Central Division(2)
G. Kenneth Stephens, Jr.	42	Senior Vice President and President—Eastern Division(3)
Randall L. Stricklin	59	Senior Vice President and President—Western Division(4)
Everett N. Kendrick	62	Senior Vice President and President—Sales and Marketing Division(5)

(1)	Mr. Rowe has served as Chairman of the Board since September 2003, as Chief Executive Officer since November 16, 1999 and as President since November 1, 1994. He was also Chief Operating Officer from April 1994 until November 15, 1999.

(2)	Mr. Crane has served as Senior Vice President and President of our Central Division since May 11, 2000. Prior to that time, he served as Chief Operating Officer of the Southern Region of our Central Division since June 15, 1995.

(3)	Mr. Stephens has served as Senior Vice President and President of our Eastern Division since January 31, 2000. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(4)	Mr. Stricklin has served as Senior Vice President and President of our Western Division since April 20, 2000. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of our Western Division. From November 1, 1998 to August 9, 1999, he served as Chief Operating Officer of the Catholic Mortuaries.

(5)	Mr. Kendrick has served as Senior Vice President and President of our Sales and Marketing Division since January 31, 2000. From December 1, 1996 to January 30, 2000, he served as Chief Operating Officer of the Northern Region of our Eastern Division.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our Class A common stock trades on the Nasdaq National Market under the symbol STEI. On January 2, 2004, the closing sale price as reported by the Nasdaq National Market was $5.76. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq National Market. As of January 5, 2004, there were 1,431 record holders of our Class A common stock. Record holders included persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low

Fiscal Year 2003
Fourth Quarter	$4.70	$3.79
Third Quarter	4.78	2.90
Second Quarter	5.54	2.38
First Quarter	6.03	5.00
Fiscal Year 2002
Fourth Quarter	$5.80	$4.26
Third Quarter	6.75	4.58
Second Quarter	6.52	5.10
First Quarter	6.70	5.68

Dividends

     We declared quarterly dividends of $.02 per share on our Class A and Class B common stock during the first three quarters of fiscal year 2000. On October 5, 2000, our Board of Directors suspended the payment of quarterly dividends on our common stock. The declaration and payment of dividends is at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. Our credit agreement and senior subordinated notes restrict our ability to pay dividends on our common stock. See Note 13 to the consolidated financial statements included in this report.

Sales of Unregistered Equity Securities

     During fiscal year 2003, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs

August 1, 2003 through August 31, 2003	181,500	$3.95	181,500	$24,283,308
September 1, 2003 through September 30, 2003	147,700	$4.10	147,700	$23,677,426
October 1, 2003 through October 31, 2003	409,300	$3.98	409,300	$22,049,945

Total	738,500	$3.99	738,500	$22,049,945

(1)	On June 26, 2003, we announced that our Board of Directors had approved a new stock repurchase program that will allow us to invest up to $25.0 million in repurchases of our Class A common stock. The repurchases are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.

Item 6. Selected Financial Data

     The following selected consolidated financial data for the fiscal years ended October 31, 1999 through October 31, 2003 are derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)

	2003(2)		2002		2001		2000	1999

Statement of Earnings Data:
Revenues:
Funeral	$298,569		$345,200		$410,253		$451,852	$445,877
Cemetery	223,489		236,121		256,680		282,949	310,231

Total revenues	522,058		581,321		666,933		734,801	756,108
Gross profit:
Funeral	70,682		88,151		91,645		116,689	126,875
Cemetery	49,689		56,633		59,542		62,351	83,526

Total gross profit	120,371		144,784		151,187		179,040	210,401
Corporate general and administrative expenses	(20,183)		(17,261)		(18,020)		(19,763)	(19,161)
Loss on assets held for sale and other charges	—		(18,500	)(5)	(269,158	)(6)	—	—
Impairment of goodwill and long-lived assets	(107,300	)(3)	—		—		—	—

Operating earnings (loss)	(7,112	)(3)	109,023	(5)	(135,991	)(6)	159,277	191,240
Interest expense	(53,478)		(62,339)		(63,572)		(61,394)	(54,708)
Loss on early extinguishment of debt	(11,289	)(4)	—		(9,120	)(7)	—	—
Investment income	287		505		5,212		5,110	2,534
Other income, net	2,122		2,132		7,170		2,194	3,485

Earnings (loss) before income taxes and cumulative effect of change in accounting principles	$(69,470	)(3)(4)	$49,321	(5)	$(196,301	)(6)(7)	$105,187	$142,551

Earnings (loss) before cumulative effect of change in accounting principles	$(73,468	)(3)(4)	$31,866	(5)	$(158,656	)(6)(7)	$66,794	$90,520
Cumulative effect of change in accounting principles (net of $166,669 and $28,798 income tax benefit in 2001 and 1999, respectively)	—		—		(250,004	)(1)	—	(50,101	)(1)

Net earnings (loss)	$(73,468	)(3)(4)	$31,866	(5)	$(408,660	)(6)(7)	$66,794	$40,419

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principles	$(.68	)(3)(4)	$.30	(5)	$(1.48	)(6)(7)	$.63	$.84
Cumulative effect of change in accounting principles	—		—		(2.33	)(1)	—	(.47	) (1)

Net earnings (loss)	$(.68	) (3)(4)	$.30	(5)	$(3.81	)(6)(7)	$.63	$.37

Diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principles	$(.68	)(3)(4)	$.29	(5)	$(1.48	)(6)(7)	$.63	$.84
Cumulative effect of change in accounting principles	—		—		(2.33	)(1)	—	(.47	)(1)

Net earnings (loss)	$(.68	)(3)(4)	$29	(5)	$(3.81	)(6)(7)	$.63	$.37

	Year Ended October 31, (1)

	2003(2)	2002	2001	2000	1999

Weighted average common shares outstanding (in thousands):
Basic	108,220	107,861	107,355	106,600	107,452

Diluted	108,220	108,299	107,355	106,603	107,834

Dividends declared per common share	$—	$—	$—	$.06	$.08

(continued)

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (8)

	2000	1999

Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings	$57,449	$65,329

Basic earnings per common share	$.54	$.61

Diluted earnings per common share	$.54	$.61

	October 31,

	2003(2)	2002(9)	2001(1)(10)	2000	1999

Balance Sheet Data:
Assets	$2,898,989	$3,015,584	$3,238,407	$2,476,191	$2,283,880
Long-term debt, less current maturities	488,180	542,548	684,036	920,670	938,831
Shareholders’ equity	738,859	812,263	752,060	1,074,657	1,056,612

Selected Consolidated Operating Data

	Year Ended October 31,

	2003(2)	2002(9)	2001(10)	2000	1999

Operating Data:
Funeral homes in operation at end of period	299	307	516	627	635
At-need funerals performed	49,396	71,897	103,952	111,136	111,250
Prearranged funerals performed	22,538	24,314	26,682	27,042	26,490

Total funerals performed	71,934	96,211	130,634	138,178	137,740
Prearranged funerals sold	28,563	31,270	36,417	48,844	58,430
Backlog of prearranged funerals at end of period	347,785	349,110	392,986	446,158	436,499
Cemeteries in operation at end of period	148	150	159	163	157
Interments performed	53,830	57,405	60,347	60,636	57,263

(1)	Effective November 1, 2001, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill. Effective November 1, 2000, we changed our methods of accounting for prearranged sales activities in accordance with Staff Accounting Bulletin (“SAB”) No. 101 (2001 change in accounting principles). Effective November 1, 1998, we changed our method of accounting for earnings realized on our irrevocable prearranged funeral trust funds and escrow accounts (1999 change in accounting principle). For further details, see Note 3 to our consolidated financial statements included in Item 8. Information presented for fiscal years 2003 and 2002 reflects the implementation of SFAS No. 142; information for fiscal year 2001 reflects the 2001 change in accounting principles; and information presented for fiscal years 2000 and 1999 reflects the 1999 change in accounting principle.

(2)	Factors that we expect to impact our results in fiscal year 2004 and that we believe are reasonably likely to cause variances from our fiscal year 2003 results are discussed in the section entitled “Forward-Looking Statements” in Item 7. Other factors not currently anticipated by us could also cause future results to vary materially from past performance.

(3)	In the fourth quarter of 2003, we incurred $107.3 million in noncash impairment charges, which consisted of a goodwill impairment charge of $73.0 million ($66.9 million after tax, or $.62 per share) and an impairment charge related to certain long-lived assets of $34.3 million ($30.2 million after tax, or $.28 per share). See Note 12 to the consolidated financial statements included in Item 8.

(4)	In the third quarter of 2003, we incurred an $11.3 million ($7.3 million after tax, or $.07 per share) charge related to the redemption of our Remarketing Or Redeemable Securities (“ROARS”). See Note 13 to the consolidated financial statements included in Item 8.

(5)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we re-evaluated the expected loss on the disposition of assets held for sale, and we incurred a noncash charge of $18.5 million ($11.2 million after tax, or $.10 per share). See Note 11 to the consolidated financial statements included in Item 8.

(6)	In the third quarter of 2001, we incurred a noncash charge of $269.2 million ($205.1 million after tax, or $1.91 per share) primarily related to the writedown of assets held for sale to their estimated fair values. See Note 11 to the consolidated financial statements included in Item 8.

(7)	During the third quarter of fiscal year 2001, we incurred a charge for the loss on early extinguishment of debt in connection with our debt refinancing that occurred in June 2001. See Note 13 to the consolidated financial statements included in Item 8.

(8)	The pro forma data presented for fiscal years 1999 and 2000 are reported as if the 2001 change in accounting principles had occurred at the beginning of each of those years.

(9)	During fiscal year 2002, we sold our operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries. As of October 31, 2002, the sale of all of our foreign operations had been completed. This resulted in a decrease in assets, the number of funerals and interments performed and the backlog. We used the proceeds from the sales along with cash flow to reduce our long-term debt.

(10)	As of October 31, 2001, assets increased and shareholders’ equity decreased as compared to October 31, 2000 due in part to the 2001 change in accounting principles and the writedown of assets held for sale to their estimated fair values. See Note 3 and Note 11 to the consolidated financial statements. Offsetting the increase to assets from the change in accounting principles was the sale of our operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. We used these proceeds, along with cash flow and the proceeds from the sale of some domestic assets, to reduce our long-term debt. The October 31, 2001 long-term debt, less current maturities balance excludes $2.6 million of debt associated with assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Fiscal Year 2003

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of January 2, 2004, we owned and operated 295 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico.

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

     Historically, our growth has been primarily from acquisitions. This trend began to change in late fiscal year 1999. As industry conditions reduced the number of major consolidators participating in the acquisition market, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursue transactions at lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, we ceased our acquisition activity and developed strategies for improving cash flow and reducing and restructuring debt. During the past four years, we have focused on debt reduction and cash flow. During fiscal year 2002, after having substantially achieved our financial goals, we began positioning ourselves for business expansion in fiscal year 2003.

     After the end of the first fiscal quarter of 2003, we reported that several external factors were adversely affecting us and our industry. Decreased deaths and intense price competition in many of our markets contributed to a decrease in events at our funeral homes and cemeteries. Continued low levels of consumer confidence in the national economy created a difficult preneed sales environment. Depressed stock prices and returns on fixed income investments continued to put pressure on our trust earnings. Based on these factors, we revised our performance outlook downward for fiscal year 2003. While we believe that most of the external factors adversely impacting our business are temporary, these factors have continued to impact our at-need results, preneed sales, trust portfolio performance and growth strategies.

     During 2003, we continued to experience a decline in the number of at-need services performed by our businesses. We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. The data from these sources indicate to us that approximately 75 percent of the decline in the number of funeral services performed by our operations during the year resulted from a decline in the number of deaths in our markets, and approximately 25 percent of the decline was due to a loss in market share. See “Year Ended October 31, 2003 Compared to Year Ended October 31, 2002 — Funeral Segment” for further discussion. We expect to eventually see more normalized mortality trends in our markets, and we expect our at-need results to improve when that occurs.

     We believe that low levels of consumer confidence can negatively affect preneed sales. The consumer confidence index reached 10-year lows in February and March of 2003. The index improved in April of 2003 and remained at that level during most of our third and fourth fiscal quarters. We remain cautiously optimistic as we monitor this index and its effect on our preneed sales organization.

     The equity markets were weaker in the early part of our fiscal year, but since May 2003, have begun to improve. The Dow Jones Industrial Average is up approximately 20 percent this calendar year through early December 2003, and in the same time period, our trust portfolio, including unrealized gains and losses, increased approximately 15 percent. Because approximately 50 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve as the performance of the overall stock market improves.

     As we await further improvements in the economy, financial markets and normalized mortality trends, we will remain focused on improving operational performance and generating cash. In that regard, in September 2003 we announced a set of new operating initiatives, which have resulted in the creation of four task forces to address the following key areas: growth in the number of funeral events performed, increased cemetery property sales volume, cost improvements and employee development initiatives. For further discussions of these initiatives, see “Business Strategy” included in Item 1.

     As part of our cost reduction initiatives, in December 2003 we announced plans to restructure and reduce our workforce. This and other cost-saving directives are expected to reduce costs and increase cash flow in fiscal year 2004 and beyond, and lead to increased earnings per share. We will record a charge in the first quarter of fiscal year 2004 for severance and other costs associated with the workforce reductions in the range of $2.4 million to $2.6 million ($1.5 million to $1.6 million after tax, or $.01 per share).

     In addition, during the fourth quarter of 2003, we identified a number of small businesses to close or sell, most of which were acquired as part of a group of facilities, that are performing below acceptable levels or no longer fit our operating profile. As a result, we recorded a $34.3 million impairment charge. Collectively, these businesses generated revenue of approximately $23.0 million and very little gross profit during fiscal year 2003. We believe that the closing or sale of these businesses will enable management to focus on our most productive operations where our operating initiatives have the potential to bring about the greatest benefits in increased earnings and cash flow.

     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. In June 2003, we announced that our Board of Directors approved a new stock repurchase program that will allow us to invest up to $25.0 million in repurchases of our Class A common stock. As of January 2, 2004, we had repurchased 738,500 shares of our Class A common stock at an average price of $3.99 per share. At current stock prices, we believe stock repurchases and debt reduction continue to be more attractive uses of our cash flow than other alternatives such as acquisitions and new business development. However, we will continue to consider acquiring high-quality cemeteries and funeral homes that are priced within our guidelines and that fit our new business model, opening new funeral homes on cemetery properties we own or entering into agreements to construct funeral homes in third-party cemeteries.

     For fiscal year 2003, we recorded a net loss of $73.4 million, or $.68 per share. The loss resulted primarily from a number of charges incurred in the third and fourth quarters of fiscal year 2003: (1) a loss on early extinguishment of debt of $11.3 million ($7.3 million after tax, or $.07 per share) related to the redemption of our Remarketable Or Redeemable Securities, (2) a charge to corporate general and administrative expenses of $2.5 million ($1.5 million after tax, or $.01 per share) for separation pay to former officers, (3) a noncash impairment of certain long-lived assets of $34.3 million ($30.2 million after tax, or $.28 per share), resulting from our decision to close or sell a number of small businesses and (4) a noncash impairment of goodwill of $73.0 million ($66.9 million after tax, or $.62 per share) related to our cemetery segment. Our earnings were also negatively affected by a decline in the number of funeral services performed, a decline in cemetery merchandise deliveries and a reduction in trust earnings.

     For additional information about the effect these factors had on our earnings during fiscal year 2003, see the discussion under the heading “Results of Operations” below. For a discussion of our forecasts for continuing operations in fiscal year 2004 and the principal assumptions underlying the forecasts, see the discussion under the heading “Forward-Looking Statements” below.

Preneed Sales

General

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

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trust funds. However, the average realized return on our domestic trust funds was 5.8 percent, 6.3 percent, 4.3 percent and 4.8 percent for fiscal years 2000, 2001, 2002 and 2003, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise trust funds until the underlying products and services are delivered. Consequently, the lower investment returns realized reduced the trust earnings recognized as revenue in 2003 and may do so again in fiscal year 2004. We recognize all earnings and losses realized by our perpetual care trust funds currently including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and returns on fixed-income investments put pressure on perpetual care trust earnings recognized in fiscal year 2003 and may do so again in fiscal year 2004. Because approximately 50 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to follow the overall stock market performance. For a discussion of the valuation allowance related to prearranged receivables, see Note 2(d) to the consolidated financial statements included in Item 8 and “Overview of Critical Accounting Policies – Valuation of Long-Lived Assets.”

     As disclosed in Note 4 to the consolidated financial statements included in Item 8, our preneed funeral and preneed cemetery merchandise trust funds and escrow accounts had net unrealized depreciation of $80.6 million and $44.9 million, respectively, as of October 31, 2003. Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected loss on the delivery of the contract. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. As described in the preceding paragraph, this negatively impacted our results for 2003 and may do so again in 2004. We project that with approximately 1.0 percent to 3.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, we would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. As discussed in Note 5 to the consolidated financial statements included in Item 8, our perpetual care trust fund accounts had net unrealized depreciation of $23.7 million as of October 31, 2003. Unrealized gains and losses in the perpetual care trust funds do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

     We estimate that as of October 31, 2003 the future value of our preneed backlog represented approximately $2.1 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and a build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts maturing over the next 15 years. As of October 31, 2003, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings and losses realized to date on the funds held in trust, was approximately $1.6 billion.

     We believe that one of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries are preneed funeral and cemetery property sales. Preneed property, products and services are typically sold on an installment basis with terms of approximately three to five years. In fiscal year

2000, we changed the terms and conditions of our preneed sales contracts and commissions in order to enhance our cash flow. This resulted in an anticipated reduction in preneed sales, including preneed cemetery property sales. We modified our preneed payment plans early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Effective the first day of the fourth quarter of fiscal year 2000, we also substantially reduced the commissions paid on sales of preneed cemetery services and preneed funeral and cemetery merchandise, which we believe had the largest impact on preneed sales. Although we reduced or eliminated commissions available to preneed sales counselors on certain sales, we now provide a minimum compensation guarantee. The change in commission structure provides an incentive to preneed sales counselors to focus on selling preneed cemetery property and preneed funeral services. We believe that these are the sales that build and maintain market share. In addition, the change better aligned operations with changes in accounting necessitated by the adoption of SAB No. 101 because, after the implementation of SAB No. 101, preneed cemetery property sales are the only preneed sales that we recognize on a current basis (after collection of 10 percent of the sales price). We also believe that these changes have improved the quality of preneed sales and receivables.

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

     With respect to the preneed sale of cemetery and funeral products and services, state laws generally require either (1) a portion of the installment payments received be placed into a trust fund or (2) the use of an insurance policy underwritten by an insurance company to provide funds to cover the costs of delivering funeral products and services in the future. With respect to the preneed sale of cemetery merchandise, we are generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of funeral and cemetery services, we are generally required to place in trust 70 percent to 90 percent of each installment received. The sale of caskets is treated in some jurisdictions in the same manner as the sale of cemetery merchandise and in some jurisdictions in the same manner as the sale of funeral services for these purposes. When insurance is used, we apply customer payments to pay premiums on the insurance policies. We typically act as agent for the insurance company and earn a commission. Generally, we can withdraw the principal of and earnings on the funds placed in trust only at the time that the related products and services are delivered.

Summary of Current Accounting for Preneed Sales

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB issued a revision to FIN 46 (“FIN 46R”) in December 2003. FIN 46 and FIN 46R are effective for the second quarter of fiscal year 2004. The ultimate resolution for the accounting for the trusts and associated trust investment income has not been determined and could potentially result in a material impact on our financial position and results of operations. See Note 3(c) to the consolidated financial statements included in Item 8 for further information.

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

     Preneed cemetery merchandise and services trust funds and escrow accounts. We defer all earnings realized by these trust funds and escrow accounts until the underlying merchandise or service is delivered. We generally do not withdraw cash (principal and earnings) from these trust funds and escrow accounts until the merchandise or service is delivered. Principal and realized earnings in these funds and escrow accounts are reflected as prearranged receivables, net (asset) on the balance sheet. The full contract amount and realized earnings in these funds and escrow accounts are reflected as prearranged deferred revenue, net (liability) on the balance sheet. Unrealized gains and losses are not reflected on the balance sheet or income statement but are included in Note 4 to the consolidated financial statements included in Item 8.

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

Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 2(b) to the consolidated financial statements included in Item 8). We believe that of our significant accounting policies (discussed in Note 2 to the consolidated financial statements included in Item 8), the following are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Allowance for Doubtful Accounts

     Management must make estimates of the uncollectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.

Depreciation of Long-Lived Assets

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 10 to 40 years and from 3 to 10 years, respectively, primarily using the straight-line method. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.

Valuation of Long-Lived Assets

     We periodically review for continued appropriateness the carrying value of our long-lived assets including our prearranged receivables, cemetery property and property and equipment. This review is based on our projections of anticipated undiscounted future cash flows. If indicators of impairment were present, we would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

     In the fourth quarter of 2003, we identified a number of small businesses to close or sell in fiscal year 2004. Based on our review of the carrying amount of these businesses compared to their fair value, we recorded a noncash charge of $34.3 million related to the impairment of these long-lived assets. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually sold or closed. See Note 12 to the consolidated financial statements included in Item 8.

     During the fourth quarter of fiscal year 2002, we recorded a valuation allowance of $20.0 million related to our prearranged receivable from our trust funds, which resulted in a reduction in prearranged receivables and a reduction in prearranged deferred revenue. This valuation allowance was deemed necessary due to a decline in the overall market value of the underlying trust funds. During fiscal year 2003, the valuation allowance was decreased $15.5 million due to an increase in the market value of the underlying trust funds. As a result, prearranged receivables and prearranged deferred revenue increased by $15.5 million. As of October 31, 2003, the valuation allowance was $4.5 million. See Note 4 to the consolidated financial statements included in Item 8.

Valuation of Goodwill

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Although we were not required to implement SFAS No. 142 until the first quarter of fiscal year 2003, we implemented it in the first quarter of fiscal year 2002. Our evaluation of goodwill for our operations is performed at the funeral and cemetery segment levels, which constitute our reporting units. With the adoption of SFAS No. 142, goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. Impairment losses are recognized when the estimated fair value of goodwill associated with all of our cemeteries or funeral homes is less than their respective carrying values. In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarter of fiscal year 2003. As a result, a noncash goodwill impairment charge of $73.0 million related to the cemetery segment was recorded during the fourth quarter of fiscal year 2003. The tax benefit of $6.1 million associated with SFAS No. 142 relates to properties that have generated tax-deductible goodwill. According to SFAS No. 109, deferred taxes are not recorded on properties that do not generate goodwill amortization for tax purposes. See Note 3 and Note 12 to the consolidated financial statements included in Item 8 for a discussion of SFAS No. 142 and its impact on our financial condition and results of operations.

     In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of the use of our assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

     When we determine that the carrying value of goodwill may be greater than fair value, we measure any impairment based on our estimates of current fair value compared to the carrying value of the assets. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill and other intangible assets amounted to $406.1 million and $491.3 million as of October 31, 2003 and 2002, respectively.

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of earnings. In the fourth quarter of 2003, we recorded an impairment of long-lived assets. Based on our assessment of the probability of realizing the $18.1 million in tax benefits associated with the potential losses generated from the impairment, we determined that a $14.0 million valuation allowance was appropriate. See Note 16 to the consolidated financial statements included in Item 8.

     Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Based on estimates of taxable income in each jurisdiction in which we operate and the period over which deferred tax assets will be recoverable, we have not recorded a valuation allowance as of October 31, 2003 except as described above for the long-lived asset impairment. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change our allowance, which could materially impact our financial condition and results of operations.

Results of Operations

     Because we held our foreign operations and several small domestic operations for sale, in the third quarter of 2001 we began segregating the operating results of these businesses from the operations we will retain. The following discussion segregates the financial results into two main categories in order to present our ongoing operating results and to provide more useful information for investors. “Operations to be Retained” consist of those businesses we have owned and operated for the entire current fiscal year and last and that we plan to retain (“Existing Operations”) and those businesses that have been opened during this fiscal year or last and that we plan to retain (“Opened Operations”). “Closed and Held for Sale Operations” consist of those that have been sold or closed during this fiscal year or last and the businesses that are currently being offered for sale. Although we determined in the fourth quarter of fiscal year 2003 to close or sell a number of businesses, they were not offered for sale until the first quarter of fiscal 2004. Accordingly, these operations are included in “Operations to be Retained” in the presentation that follows. In future reports, some of these operations are expected to qualify and be reflected separately as discontinued operations as appropriate.

Year Ended October 31, 2003 Compared to Year Ended October 31, 2002

Funeral Segment

	Year Ended
	October 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$293.7	$299.5	$(5.8)
Opened operations	.5	.2	.3

	$294.2	$299.7	$(5.5)

Costs
Existing operations	$222.5	$216.9	$5.6
Opened operations	.5	.3	.2

	$223.0	$217.2	$5.8

Gross Profit
Existing operations	$71.2	$82.6	$(11.4)
Opened operations	—	(.1)	.1

	$71.2	$82.5	$(11.3)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$4.4	$45.5	$(41.1)
Costs	4.9	39.8	(34.9)

Gross Profit	$(.5)	$5.7	$(6.2)

Total Funeral Revenue	$298.6	$345.2	$(46.6)
Total Funeral Costs	227.9	257.0	(29.1)

Total Funeral Gross Profit	$70.7	$88.2	$(17.5)

     Total funeral revenue decreased $46.6 million for the year ended October 31, 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue from Closed and Held for Sale Operations. The decline in revenue from Closed and Held for Sale Operations resulted primarily from the completion of the sale of our foreign operations in 2002. The decline in total funeral revenue is also due to a decrease in funeral revenue from Operations to be Retained, primarily driven by a reduction in the number of funeral services performed coupled with a reduction in trust earnings recognized upon the delivery of preneed funerals. The reduction in trust earnings resulted from lower investment returns realized in our preneed funeral trust funds during the last few years.

     Funeral revenue from Operations to be Retained decreased $5.5 million, or 1.8 percent, for the year ended October 31, 2003, compared to the corresponding period in 2002. We experienced a 2.8 percent decline (2,009 events) in the number of funeral services performed by these businesses, partially offset by a 1.7 percent increase in the average revenue per funeral service performed by these businesses. The decrease in funeral revenue from Operations to be Retained was due to a $5.8 million, or 1.9 percent, decrease in funeral revenue from Existing Operations. We experienced a 2.9 percent decline (2,115 events) in the number of funeral services performed by these businesses, partially offset by a 1.7 percent increase in the average revenue per funeral service performed by these businesses. We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. Our analysis of this data indicates to us that approximately 75 percent of the decline in the number of funeral services performed was due to a decline in the number of deaths in our markets for fiscal year 2003 and approximately 25 percent of the decline was due to a loss in market share.

     Funeral gross profit margin from Existing Operations decreased from 27.6 percent for the year ended October 31, 2002 to 24.2 percent for the corresponding period in 2003. The decline is primarily due to an increase in insurance costs coupled with the reduction in funeral revenue as discussed above. The cremation rate for our Existing Operations was 39.1 percent for the year ended October 31, 2003 compared to 38.6 percent for the corresponding period in 2002.

Cemetery Segment

	Year Ended
	October 31,
			Increase
	2003	2002	(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$222.7	$231.6	$(8.9)

Costs
Existing operations	$173.1	$174.2	$(1.1)

Gross Profit
Existing operations	$49.6	$57.4	$(7.8)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$.8	$4.5	$(3.7)
Costs	.7	5.3	(4.6)

Gross Profit	$.1	$(.8)	$.9

Total Cemetery Revenue	$223.5	$236.1	$(12.6)
Total Cemetery Costs	173.8	179.5	(5.7)

Total Cemetery Gross Profit	$49.7	$56.6	$(6.9)

     Total cemetery revenue decreased $12.6 million, or 5.3 percent, for the year ended October 31, 2003, compared to the corresponding period in 2002. We experienced an $8.9 million, or 3.8 percent, decrease in revenue from Operations to be Retained, primarily due to a decline in merchandise deliveries and reduced perpetual care trust earnings.

     We believe the decline in merchandise deliveries during the year ended October 31, 2003 is due primarily to the fact that the merchandise delivered during fiscal year 2003 had a lower average value than the merchandise delivered during the comparable period in 2002. The decline in merchandise deliveries during fiscal year 2003 is also due in part to the decrease in the number of deaths in our markets in recent prior periods. Cemetery merchandise revenue is not recognized until the merchandise is delivered and installed. Typically, installation of cemetery merchandise occurs several months after the burial occurs. Thus, a decline in the number of deaths in one quarter can cause a decline in cemetery merchandise deliveries in subsequent quarters.

     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trust funds for the year ended October 31, 2003 resulting in revenue of $7.9 million, compared to 6.0 percent for the corresponding period in 2002 resulting in revenue of $11.3 million. We also experienced a decline in revenue from Closed and Held for Sale Operations due primarily to the completion of the sale of our foreign operations in fiscal year 2002.

     Cemetery gross profit margin from Existing Operations decreased from 24.8 percent for the year ended October 31, 2002 to 22.3 percent for the corresponding period in 2003. The decline is due to increased insurance costs coupled with the reduction in cemetery revenue as discussed above.

Other

     As a result of the adoption of SFAS No. 142 in fiscal year 2002, goodwill is not amortized but is tested annually for impairment. In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarter of fiscal year 2003. Our evaluation of goodwill is performed at the funeral and cemetery segments, which constitute our reporting units. As a result, a noncash goodwill impairment charge of $73.0 million related to the cemetery segment was recorded during the fourth quarter of fiscal year 2003. In calculating the goodwill impairment charge, the fair value of the funeral and cemetery segments was determined with assistance from an independent valuation advisor using a combination of the comparable company approach and discounted cash flow valuation methodology. For additional information on goodwill, see Notes 3 and 12 to the consolidated financial statements included in Item 8.

     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. In accordance with SFAS No. 144, we recorded a noncash impairment charge of $34.3 million during the fourth quarter of fiscal year 2003. For additional information, see Note 12 to the consolidated financial statements included in Item 8. This charge, along with the goodwill impairment charge discussed above, are presented together in the “Impairment of goodwill and long-lived assets” line item in the consolidated statement of earnings.

     Corporate general and administrative expenses for the year ended October 31, 2003 increased $2.9 million compared to the same period in 2002. The increase is primarily due to a $2.5 million charge incurred during the third quarter of fiscal year 2003 for separation pay to two former executive officers. For additional information, see Note 18 to the consolidated financial statements included in Item 8. The increase is also due to increased legal fees and increased expenses related to the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “SERP”). The SERP, which became effective April 30, 2002, provides retirement benefits to certain executive officers that are intended to supplement the benefits available under our 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements.

     Depreciation and amortization was $53.7 million for the year ended October 31, 2003 compared to $56.2 million for the same period in 2002. The decrease is due to the sale of our remaining foreign operations in fiscal year 2002.

     Interest expense decreased $8.8 million to $53.5 million for the year ended October 31, 2003 compared to $62.3 million for the same period in 2002. The decrease is due to a $113.2 million decrease in the average debt outstanding during the fiscal year ended October 31, 2003, partially offset by an approximate 30 basis point increase in our average interest rate.

     As of October 31, 2003 and January 2, 2004, our outstanding debt totaled $502.1 million and $467.2 million, respectively. On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million Remarketable Or Redeemable Securities (“ROARS”) rather than allowing them to be remarketed and recorded a loss on early extinguishment of debt of $11.3 million. In order to redeem the ROARS, we used $50.0 million of additional Term Loan B financing and $50.0 million from our revolving credit facility. For additional information, see Note 13 to the consolidated financial statements included in Item 8. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreements in effect as of October 31, 2003, approximately 81 percent was fixed-rate debt, with the remaining 19 percent subject to short-term variable interest rates averaging approximately 4.0 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed-rate debt bearing interest at the fixed swap rate plus such applicable margin. As of October 31, 2003, the effective rate of the debt hedged by the interest rate swaps was 7.025 percent and 7.64 percent on each $50.0 million swapped.

     Other income, net, amounted to $2.1 million for the years ended October 31, 2003 and 2002 and is comprised mostly of net gains on domestic funeral home sales. We have approximately $6.5 million of assets held for sale, consisting primarily of domestic funeral homes. In the fourth quarter of 2003, we identified a number of small businesses to close or sell, and as discussed in Note 12 to the consolidated financial statements included in Item 8, we recorded an impairment charge. These businesses were not offered for sale until the first quarter of 2004. Any further losses or gains related to the sale of these businesses which qualify as discontinued operations will be reflected as such in the future. Any future sales of assets which do not meet the discontinued operations criteria may generate gains or losses that would be reflected in continuing operations in future periods.

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $162.6 million in preneed sales to our funeral and cemetery merchandise and service backlog during the year ended October 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $169.4 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $172.6 million for the year ended October 31, 2003, compared to $181.8 million for the year ended October 31, 2002.

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Funeral Segment

	Year Ended
	October 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
FUNERAL — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$299.2	$295.5		$3.7
Opened operations	3.3	.3		3.0

	$302.5	$295.8		$6.7

Costs
Existing operations	$216.6	$223.0		$(6.4)
Opened operations	3.0	.4		2.6

	$219.6	$223.4	(1)	$(3.8	)(1)

Gross Profit
Existing operations	$82.6	$72.5		$10.1
Opened operations	.3	(.1)		.4

	$82.9	$72.4	(1)	$10.5	(1)

FUNERAL — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$42.7	$114.5		$(71.8)
Costs	37.4	95.2	(1)	(57.8	)(1)

Gross Profit	$5.3	$19.3	(1)	$(14.0	)(1)

Total Funeral Revenue	$345.2	$410.3		$(65.1)
Total Funeral Costs	257.0	318.6	(1)	(61.6	) (1)

Total Funeral Gross Profit	$88.2	$91.7	(1)	$(3.5	) (1)

(1)	Funeral costs for Operations to be Retained and Closed and Held for Sale Operations for the year ended October 31, 2001 include $9.2 million and $4.8 million of goodwill amortization, respectively, for a total of $14.0 million of goodwill amortization included in total funeral costs. Excluding goodwill amortization, funeral gross profit for Operations to be Retained for 2002 increased by $1.3 million when compared to the year ended October 31, 2001, and total funeral gross profit for 2002 decreased by $17.5 million when compared to the corresponding period in 2001.

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

     Funeral revenue from Operations to be Retained increased $6.7 million, or 2.3 percent, for the year ended October 31, 2002, compared to the corresponding period in 2001. The average revenue per funeral service performed by these businesses increased 3.2 percent, partially offset by a .2 percent decline (120 events) in the number of funeral services performed. We experienced a $3.7 million, or 1.3 percent, increase in funeral revenue from Existing Operations primarily due to a 3.5 percent increase in the average revenue per funeral service performed, partially offset by a 1.5 percent decline (1,105 events) in the number of funeral services performed by these businesses. The increase in average revenue per funeral service is due primarily to customized funeral planning and personalization.

     We experienced a $3.0 million increase in funeral revenue and a $2.6 million increase in funeral costs from Opened Operations primarily due to the opening of an Archdiocese of Los Angeles facility which was not open for the entirety of both periods presented.

     Funeral gross profit margin from Existing Operations increased from 24.5 percent for the year ended October 31, 2001 to 27.6 percent for the corresponding period in 2002. This increase is due to the elimination of goodwill amortization from the implementation of SFAS No. 142. If we had implemented SFAS No. 142 in 2001, the pro forma funeral gross profit margin from Existing Operations adjusted for the elimination of goodwill amortization would have been 27.6 percent for the year ended October 31, 2001. Goodwill amortization for Existing Operations in the funeral segment amounted to $9.2 million for the year ended October 31, 2001. The cremation rate for our Existing Operations was 38.5 percent for the year ended October 31, 2002 compared to 37.7 percent for the same period in 2001.

Cemetery Segment

	Year Ended
	October 31,
				Increase
	2002	2001		(Decrease)

	(In millions)
CEMETERY — OPERATIONS TO BE RETAINED
Revenue
Existing operations	$231.6	$248.1		$(16.5)

Costs
Existing operations	$174.2	$184.2	(1)	$(10.0	) (1)

Gross Profit
Existing operations	$57.4	$63.9	(1)	$(6.5	) (1)

CEMETERY — CLOSED AND HELD FOR SALE OPERATIONS
Revenue	$4.5	$8.5		$(4.0)
Costs	5.3	12.9	(1)	(7.6	) (1)

Gross Profit	$(.8)	$(4.4	) (1)	$3.6	(1)

Total Cemetery Revenue	$236.1	$256.6		$(20.5)
Total Cemetery Costs	179.5	197.1	(1)	(17.6	) (1)

Total Cemetery Gross Profit	$56.6	$59.5	(1)	$(2.9	) (1)

(1)	Cemetery costs for Operations to be Retained and Closed and Held for Sale Operations for the year ended October 31, 2001 include $4.8 million and $.5 million of goodwill amortization, respectively, for a total of $5.3 million of goodwill amortization included in total cemetery costs. Excluding goodwill amortization, cemetery gross profit for Operations to be Retained for 2002 decreased by $11.3 million when compared to the year ended October 31, 2001, and total cemetery gross profit for 2002 declined by $8.2 million when compared to the corresponding period in 2001.

     Total cemetery revenue decreased $20.5 million, or 8.0 percent, for the year ended October 31, 2002, compared to the corresponding period in 2001. We experienced a $16.5 million, or 6.7 percent, decrease in revenue from Operations to be Retained primarily due to a reduction in preneed cemetery property sales and merchandise deliveries and a decline in the average return earned on perpetual care trust funds. We experienced an annualized average return of 6.0 percent in our perpetual care trust funds for the year ended October 31, 2002, compared to 7.1 percent for the corresponding period in 2001. We also experienced a $4.0 million decline in revenue from Closed and Held for Sale Operations primarily related to the sale of our foreign operations.

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

Other

     Corporate general and administrative expenses for the year ended October 31, 2002 decreased $.8 million compared to the same period in 2001 primarily due to a reduction in professional and consulting fees partially offset by expenses associated with the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “SERP”), which was adopted effective April 1, 2002. The SERP provides retirement benefits to certain executive officers that are intended to supplement the benefits available under the Company’s 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements. Adoption of the SERP resulted in a charge to corporate general and administrative expenses of $1.1 million for fiscal year 2002.

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

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. For additional information regarding the interest rate swaps, see “Results of Operations – Year Ended October 31, 2003 Compared to Year Ended October 31, 2002 – Other” above.

Preneed Sales and Deliveries

     The revenues from our domestic preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $169.4 million in preneed sales to our funeral and cemetery merchandise and service backlog during the year ended October 31, 2002 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $162.0 million for the corresponding period in 2001. Deliveries out of our preneed funeral and cemetery merchandise and service backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $181.8 million for the year ended October 31, 2002, compared to $183.3 million for the year ended October 31, 2001.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $69.8 million for the year ended October 31, 2003 compared to $90.5 million for the comparable period in 2002. The decrease in operating cash flow is due primarily to a reduction in earnings before taxes, an increase in the investment in preneed activity and an increase in cash used to pay income taxes. The decrease was partially offset by a $23.3 million tax refund received related to the sale of our foreign operations in fiscal year 2003 compared to an $11.1 million tax refund received in fiscal year 2002 related to the sale of our foreign operations. Included in the provision for deferred income taxes and the increase in receivables as of October 31, 2003 is a $33.2 million change relating to a tax accounting change which defers revenues that had been previously includable in taxable income and for which we had a tax refund receivable as of October 31, 2003. We received the $33.2 million refund in December 2003. The drivers of the reduction in our earnings and the increase in the investment in preneed activity are discussed in detail in “Overview of Fiscal Year 2003,” “Preneed Sales” and “Results of Operations – Year Ended October 31, 2003 Compared to Year Ended October 31, 2002” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our expectations for cash flow for 2004 are discussed in “Forward-Looking Statements.”

     Our investing activities resulted in a net cash outflow of $15.4 million for the year ended October 31, 2003, compared to a net cash inflow of $53.4 million for fiscal year 2002. The change is due primarily to $69.8 million in proceeds from the sale of our foreign operations, domestic funeral home real estate and small domestic operations we received in fiscal year 2002 compared to $2.3 million received in fiscal year 2003.

     Our financing activities resulted in a net cash outflow of $64.1 million for the year ended October 31, 2003, compared to a net cash outflow of $138.6 million for the comparable period in 2002. The change is primarily due to the $155.0 million in proceeds from long-term debt received in fiscal year 2003 and the $12.7 million remarketing right paid in fiscal year 2003 in connection with the debt refinancing discussed under the heading “Contractual Obligations and Commercial Commitments.” The change is also due to repayments of long-term debt of $203.2 million in the year ended October 31, 2003, compared to $139.5 million in the comparable period of 2002.

Contractual Obligations and Commercial Commitments

     As of October 31, 2003, our outstanding debt balance was $502.1 million. We received a $33.2 million tax refund in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. We used this refund and cash on hand to reduce our outstanding debt balance to $467.2 million as of January 2, 2004. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2003.

		Payments Due by Period

		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2004	2005 - 2006	2007 – 2008	Thereafter

Current maturities of long-term debt (1)	$13.9	$13.9	$—	$—	$—
Long-term debt (1)	488.2	—	186.9	300.7	.6
Operating lease agreements (2)	44.4	5.7	8.9	7.0	22.8
Non-competition and other agreements (3)	14.7	5.3	5.7	2.8	.9

	$561.2	$24.9	$201.5	$310.5	$24.3

(1)	See below for a breakdown of our future scheduled principal payments and maturities of long-term debt by type as of October 31, 2003.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 16 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31, 2003 are $5.7 million, $4.7 million, $4.2 million, $3.7 million, $3.3 million and $22.8 million for the years ending October 31, 2004, 2005, 2006, 2007, 2008 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to two former executive officers payable over the next 2 years.

     As stated above, we received a $33.2 million tax refund in December 2003, which was used to reduce the outstanding Term Loan B balance, and our outstanding debt balance as of January 2, 2004 was $467.2 million. We expect to be able to reduce our debt with approximately $16 million of remaining income tax benefits related to the sale of our foreign operations, the majority of which we expect to receive during 2004 and 2005. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of October 31, 2003.

					Other,
					Principally
					Seller
Fiscal	Revolving		Senior		Financing of
Year Ending	Credit	Term	Subordinated	6.70%	Acquired
October 31,	Facility	Loan B	Notes	Public Notes	Operations	Total

2004	$—	$10.0	$—	$.1	$3.8	$13.9
2005	79.0	86.5	—	—	1.7	167.2
2006	—	18.9	—	—	.8	19.7
2007	—	—	—	—	.5	.5
2008	—	—	300.0	—	.2	300.2
Thereafter	—	—	—	—	.6	.6

Total long-term debt	$79.0	$115.4	$300.0	$.1	$7.6	$502.1

     On May 1, 2003, we used $50.0 million of additional Term Loan B financing along with $50.0 million from our revolving credit facility to redeem our $99.9 million outstanding ROARS. When the remarketing dealer elected to remarket the ROARS, we exercised our right to redeem the ROARS rather than allow them to be remarketed. We paid the remarketing dealer $12.7 million, the contractually specified value of the remarketing right. Net of the $1.5 million unamortized ROARS option premium and $.1 million in costs, we recorded a charge of $11.3 million ($7.3 million after tax, or $.07 per share) in the third quarter of fiscal year 2003. In connection with the redemption of the ROARS, we amended the loan covenants that govern our revolving credit and Term Loan B credit. The amendment to the credit agreement provides greater financial flexibility as discussed in Note 13 to the consolidated financial statements included in Item 8.

     We also have $15.1 million of outstanding letters of credit as of October 31, 2003, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of October 31, 2003, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     As of October 31, 2003 and January 2, 2004, there was $79.0 million drawn on our $175.0 million revolving credit facility. As of October 31, 2003 and January 2, 2004, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit, bond obligation and the required reserve, was $39.7 million and $40.0 million, respectively.

     We expect to be able to pay the $13.9 million of debt coming due in fiscal year 2004 using cash from operations or by drawing on our revolving credit facility. It is not our intention to pay all remaining amounts on our long term debt exclusively from cash flow from operations. We expect to be able to refinance the debt well in advance of the maturity dates. Any refinancing could result in additional interest and other costs depending primarily on financial markets and our credit profile at the time of refinancing.

Capital Expenditures

     For fiscal year 2003, capital expenditures amounted to $18.4 million, which included $16.3 million for maintenance capital expenditures and $2.1 million for new growth initiatives. For fiscal year 2004, we anticipate maintenance capital expenditures consistent with fiscal year 2003 and new growth initiatives of up to $10 million, including the construction of the Los Angeles funeral homes. We have no material commitments for capital expenditures in fiscal year 2004 other than approximately $1.9 million related to the Archdiocese of Los Angeles funeral homes.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of October 31, 2003 consist of the following two items:

(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida, which is discussed in Note 18 to the consolidated financial statements included in Item 8; and

(2)	our preneed funeral, merchandise and perpetual care trust funds, which are discussed both in Notes 4 and 5 to the consolidated financial statements included in Item 8 and at “Summary of Current Accounting for Trust and Escrow Account Earnings” above.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,

2003	2002		2001		2000	1999

— (1)	1.75	(2)	—	(3)(4)	2.57	3.43	(3)

(1)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS and a noncash charge of $107.3 million for the impairment charges related to goodwill and long-lived asset impairment. As a result of these charges, our earnings for the fiscal year ended October 31, 2003 were insufficient to cover our fixed charges, and an additional $69.8 million in pretax earnings would have been required to eliminate the coverage deficiency.

(2)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale.

(3)	Excludes the cumulative effect of change in accounting principles.

(4)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges and $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $197.0 million in pretax earnings would have been required to eliminate the coverage deficiency.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the years ended October 31, 2003 and 2002 reflects the implementation of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; and fiscal years 2000 and 1999 reflect the 1999 change in accounting principle.

Inflation

     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     See Note 3 to the consolidated financial statements included in Item 8.

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our new operating initiatives, (5) our current plans for deployment of our projected cash flow, (6) the anticipated impact of the recent workforce reduction and restructuring and (7) the success and timing of selling the small businesses we identified in the fourth quarter of fiscal year 2003.

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

     We project that earnings for continuing operations will be in the range of $.36 and $.40 per share for fiscal year 2004 including the $.01 per share impact for severance costs related to the workforce reductions announced in December 2003. We expect cash flow from operations to be between $77 million and $86 million, including the $33 million tax refund received in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. Maintenance capital expenditures are expected to be between $16 million and $17 million.

     Our 2004 forecast for continuing operations is based on the following principal assumptions:

(1)	An increase in revenue of 1 to 3 percent for continuing operations and a corresponding increase in the associated direct costs.

(2)	The increase in revenue is expected to be driven by an increase in the average revenue per service performed of approximately 2 to 3 percent, excluding any impact from funeral trust earnings, and an increase in preneed property sales of 5 to 10 percent.

(3)	Increases in average revenue per service performed may be partially offset by a decrease in the number of families served by continuing operations in 2004 as compared to 2003. The upper end of the forecast range assumes that these businesses will serve the same number of families during fiscal year 2004 as in 2003, and the lower end assumes a possible reduction in the number of families served of up to 3 percent, which is in line with trends over the last few years.

(4)	Revenue from trust earnings, including earnings from funeral, merchandise and perpetual care trust funds, is expected to be about the same as that recognized in 2003.

(5)	Our cost-saving initiatives, including the reduction in workforce, are expected to reduce costs by $16 million to $20 million. These cost savings are expected to be partially offset by about $8 million to $10 million in normal inflation of costs remaining in the business, assuming an inflation rate of approximately 2 percent.

(6)	We expect to use cash flow from operations to maintain our facilities at a level comparable to 2003, to reduce debt and to repurchase stock, or for growth initiatives as appropriate.

     These forecasts for continuing operations exclude the results of a number of small businesses that we have decided to close or sell, the results of which will be reported separately as discontinued operations as appropriate in future reports.

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

     Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2003 and may do so again in fiscal year 2004. We project that with approximately 1.0 percent to 3.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, our trust and escrow funds would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. Unrealized gains and losses in the perpetual care trust fund do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

Increased costs may have a negative impact on earnings and cash flows.

     Overall costs are expected to decline in 2004 due to our cost reduction operating initiatives, including the workforce restructuring and reduction that occurred in December 2003. The cost reduction initiatives are expected to reduce costs $16 million to $20 million. These cost savings are expected to be partially offset by about $8 million to $10 million in normal inflation of costs remaining in the business. We may not be successful in fully implementing these initiatives and may incur additional costs.

     Insurance costs, in particular, have increased substantially. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. While our insurance costs have increased materially, additional increases in insurance costs cannot be predicted.

We may experience declines in preneed sales due to numerous factors, including changes made to contract terms and sales force compensation and a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

     In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, we changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused, a decline in preneed sales. Geopolitical concerns could continue to lower consumer confidence, which could also result in a further decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share. One of the new operating initiatives announced in 2003 was the creation of a preneed cemetery property task force, which is strategically targeting businesses with maximum preneed sales potential and developing specific plans to increase preneed property sales and attain new customers at each of the targeted locations. However, we can give no assurance that we will be successful in implementing this operating initiative.

Our ability to increase funeral call volume is influenced by many factors such as the decline in deaths, competition, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.

     One of the new operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We can give no assurance that we will be successful in implementing this operating initiative. We discuss the risk of declining deaths, intense competition and our ability to identify changing consumer preferences in other risk factors herein.

Our ability to dispose of certain identified small businesses at prices consistent with our expectations depends on several factors, many of which are beyond our control. Any changes in expected sales prices or basis of these businesses could result in additional impairment charges or could adversely affect our ability to sell these businesses at prices we are willing to accept.

     In December 2003, we announced our plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. We believe that the closing or sale of those businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues. We can give no assurance that we will be able to dispose of these businesses or that buyers will accept our terms, nor can we give any assurance that the selling prices of these businesses will not be materially different from our expectations. Any variance between the anticipated and actual sale prices or changes in the basis of these businesses would result in a change in the impairment charge recorded in the fourth quarter of 2003.

Our ability to service our debt in the future depends upon our ability to generate sufficient cash, which depends upon many factors, some of which are beyond our control.

     Our ability to service our debt depends upon our ability to generate sufficient cash. We expect to be able to reduce our debt with approximately $16 million of remaining income tax benefits relating to the sale of our foreign operations, the majority of which we expect to receive during 2004 and 2005. Our ability to receive the expected income tax benefits within our expected time frame depends upon, among other things, the timing of our filing for capital loss carrybacks to apply against previously-taxed capital gains and the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flows from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control. It is not our intention to pay amounts due on our long-term debt maturing in fiscal year 2005 and beyond exclusively with cash flow from operations. We expect to refinance the debt well in advance of their maturities. If we are unsuccessful in refinancing this debt, we may not generate sufficient cash from operations to satisfy this debt as it becomes due. Our ability to refinance this debt, and potential increased interest and other costs associated with refinancings, depends primarily on financial markets and our credit profile at the time of the refinancing.

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

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. From time to time, this price competition has resulted in losing market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and the backlog and potentially impact our annual goodwill impairment analysis.

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

     As of January 2, 2004, $160.4 million of our long-term debt was subject to variable interest rates, although $81.4 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

Covenant restrictions under our senior secured credit facility and senior subordinated note indenture limit our flexibility in operating our business.

     Our senior secured credit facility and the indenture governing the senior subordinated notes contain, among other things, covenants that restrict us and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. They limit, among other things, our and our subsidiary guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. In addition, the senior secured credit facility contains specific limits on capital expenditures and the prepayment of debt other than that incurred under the senior secured credit facility and requires us to maintain specified financial ratios and satisfy financial condition tests.

     These covenants may require us to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of those covenants could result in a default, allowing the lenders to declare all amounts owed immediately due and payable.

Our projections for 2004 do not include any earnings from acquisition activity. Several important factors, among others, may affect our ability to consummate acquisitions.

     Our projections for 2004 do not include any earnings from acquisition activity. The actual level of acquisition activity, if any, will depend not only on the number of properties acquired, but also on the size of the acquisitions. Several important factors, among others, may affect our ability to consummate acquisitions. We may not be able to find a sufficient number of businesses for sale at prices we are willing to pay, particularly in view of our new pricing parameters and cash flow criteria. Acquisition activity, if any, will also depend on our ability to enter into new markets. Due in part to our lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than we have, such entry may be more difficult or expensive than we anticipate.

Risks Related to the Death Care Industry

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. This factor adversely affected our results in fiscal year 2003 and may do so again in fiscal year 2004. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable.

However, generally the number of deaths fluctuate with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 36 percent of the United States burial market by the year 2010, compared to 27 percent in 2001. The trends toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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

Marketable Equity Securities

     As of October 31, 2003 and 2002, our marketable equity securities subject to market risk consisted principally of investments held by our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had fair values of $450.5 million and $476.0 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $45.1 million and $47.6 million, respectively, in the fair value of such accounts.

     Our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts, which are managed by ITI, are detailed in Notes 4 and 5 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 13 to our consolidated financial statements included in Item 8.

     As of October 31, 2003 and 2002, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $318.5 million and $430.1 million, respectively, compared to fair values of $357.6 million and $455.8 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 60 and 80 basis points for 2003 and 2002, respectively, would result in changes of approximately $3.1 million and $10.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($2.6) million and ($4.0) million as of October 31, 2003 and October 31, 2002, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $.8 million and $1.8 million in the fair value of these instruments as of October 31, 2003 and October 31, 2002, respectively.

     As of October 31, 2003 and 2002, the carrying values of our Term Loan B and revolving credit facility were $194.4 million and $135.7 million, respectively, compared to fair values of $195.9 million and $136.5 million, respectively. Of the $194.4 million outstanding under Term Loan B and the revolving credit facility on October 31, 2003, $94.4 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $135.7 million outstanding under Term Loan B on October 31, 2002, $35.7 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.

     As of October 31, 2003 and 2002, our fixed-income securities subject to market risk consisted principally of investments in our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts and had aggregate quoted market values of $76.9 million and $127.0 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $2.4 million and $3.9 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

     As of October 31, 2003 and 2002, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trust funds, and in perpetual care trust funds, had carrying values approximating their fair values of $328.1 million and $167.9 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our prearranged funeral and cemetery merchandise and services trust funds would not result in a change in our current pretax earnings. As such, as of October 31, 2003 and 2002, only $43.2 million and $30.4 million, respectively, of these short-term investments, which includes amounts in the perpetual care trust funds and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 and 20 basis points for 2003 and 2002, respectively, would result in changes of approximately $.1 million, respectively, in our pretax earnings.

     The fixed-income securities, money market and other short-term investments owned by us are principally invested in our prearranged funeral, merchandise and perpetual care trust funds and escrow accounts, which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

Trust Funds

     As of October 31, 2003, our marketable equity securities and fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery merchandise and perpetual care trust funds and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery merchandise and perpetual care trust funds, based on October 31, 2003 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds of $2.1 million in 2004, $3.3 million in 2005 and $4.6 million in 2006.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the Company changed its method of accounting for preneed activities related to merchandise and cemetery sales and services in 2001 and goodwill and other intangible assets in 2002.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 16, 2003

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2003	2002	2001

Revenues:
Funeral	$298,569	$345,200	$410,253
Cemetery	223,489	236,121	256,680

	522,058	581,321	666,933

Costs and expenses:
Funeral	227,887	257,049	318,608
Cemetery	173,800	179,488	197,138

	401,687	436,537	515,746

Gross profit	120,371	144,784	151,187
Corporate general and administrative expenses	20,183	17,261	18,020
Loss on assets held for sale and other charges (Note 11)	—	18,500	269,158
Impairment of goodwill and long-lived assets (Note 12)	107,300	—	—

Operating earnings (loss)	(7,112)	109,023	(135,991)
Interest expense	(53,478)	(62,339)	(63,572)
Loss on early extinguishment of debt (Note 13)	(11,289)	—	(9,120)
Investment income	287	505	5,212
Other income, net	2,122	2,132	7,170

Earnings (loss) before income taxes and cumulative effect of change in accounting principles	(69,470)	49,321	(196,301)
Income tax expense (benefit)	3,998	17,455	(37,645)

Earnings (loss) before cumulative effect of change in accounting principles	(73,468)	31,866	(158,656)
Cumulative effect of change in accounting principles, net of $166,669 income tax benefit (Note 3)	—	—	(250,004)

Net earnings (loss)	$(73,468)	$31,866	$(408,660)

Basic earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principles	$(.68)	$.30	$(1.48)
Cumulative effect of change in accounting principles	—	—	(2.33)

Net earnings (loss)	$(.68)	$.30	$(3.81)

Diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principles	$(.68)	$.29	$(1.48)
Cumulative effect of change in accounting principles	—	—	(2.33)

Net earnings (loss)	$(.68)	$.29	$(3.81)

Weighted average common shares outstanding (in thousands):
Basic	108,220	107,861	107,355

Diluted	108,220	108,299	107,355

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalent investments	$18,585	$28,190
Marketable securities	2,346	2,588
Receivables, net of allowances	99,694	86,827
Inventories	42,566	41,666
Prepaid expenses	2,971	2,815
Deferred income taxes, net	2,990	1,348
Assets held for sale (Note 11)	6,464	8,966

Total current assets	175,616	172,400
Receivables due beyond one year, net of allowances	77,292	76,653
Prearranged receivables, net	1,235,152	1,200,914
Goodwill	406,074	491,323
Deferred charges	253,598	253,083
Cemetery property, at cost	377,788	388,065
Property and equipment, at cost:
Land	39,166	44,402
Buildings	303,283	304,125
Equipment and other	159,860	154,389

	502,309	502,916
Less accumulated depreciation	188,403	168,600

Net property and equipment	313,906	334,316
Deferred income taxes, net	58,323	95,794
Other assets	1,240	3,036

Total assets	$2,898,989	$3,015,584

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,

	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$9,396
Accounts payable	7,274	11,113
Accrued payroll	8,596	11,813
Accrued insurance	19,243	14,764
Accrued interest	11,428	14,642
Other current liabilities	18,042	15,883
Liabilities associated with assets held for sale (Note 11)	3,513	2,911

Total current liabilities	82,031	80,522
Long-term debt, less current maturities	488,180	542,548
Prearranged deferred revenue, net	1,574,810	1,561,533
Other long-term liabilities	15,109	18,718

Total liabilities	2,160,130	2,203,321

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,172,151 and 104,469,572 shares at October 31, 2003 and 2002, respectively	104,172	104,470
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2003 and 2002; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	676,439	677,087
Retained earnings (accumulated deficit)	(42,864)	30,604
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(797)	(965)
Derivative financial instrument losses	(1,646)	(2,488)

Total accumulated other comprehensive loss	(2,443)	(3,453)

Total shareholders’ equity	738,859	812,263

Total liabilities and shareholders’ equity	$2,898,989	$3,015,584

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

						Unrealized
				Retained	Cumulative	Appreciation	Derivative
			Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common		Paid-In	(Accumulated	Translation	of	Instrument	Shareholders’
	Stock		Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity

Balance October 31, 2000	$106,832	(1)	$673,658	$407,398	$(103,553)	$(9,678)	$—	$1,074,657
Comprehensive income (loss):
Net loss				(408,660)				(408,660)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation					74,754			74,754
Foreign translation adjustment					1,842			1,842
Cumulative effect of change in accounting for unrealized appreciation of investments under SAB No. 101						8,494		8,494
Unrealized depreciation of investments, net of deferred tax benefit of $79						(126)		(126)
Cumulative effect of change in accounting for derivative financial instrument, net of deferred tax expense of ($1,722)							2,970	2,970
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax benefit of $2,503							(4,317)	(4,317)

Total other comprehensive income (loss)	—		—	—	76,596	8,368	(1,347)	83,617

Total comprehensive income income (loss)	—		—	(408,660)	76,596	8,368	(1,347)	(325,043)
Issuance of common stock	794		1,652					2,446

Balance October 31, 2001	$107,626	(1)	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060

Balance October 31, 2001	$107,626	(1)	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060
Comprehensive income (loss):
Net earnings				31,866				31,866
Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation					35,902			35,902
Foreign translation adjustment					(8,945)			(8,945)
Unrealized appreciation of investments, net of deferred tax expense of ($167)						345		345
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($781)							1,347	1,347
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax benefit of $1,524							(2,488)	(2,488)

Total other comprehensive income (loss)	—		—	—	26,957	345	(1,141)	26,161

Total comprehensive income (loss)	—		—	31,866	26,957	345	(1,141)	58,027
Issuance of common stock	399		1,777					2,176

Balance October 31, 2002	$108,025	(1)	$677,087	$30,604	$—	$(965)	$(2,488)	$812,263

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unrealized
			Retained	Appreciation	Derivative
		Additional	Earnings	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	of	Instrument	Shareholders’
	Stock	Capital	Deficit)	Investments	Gains (Losses)	Equity

Balance October 31, 2002	$108,025 (1)	$677,087	$30,604	$(965)	$(2,488)	$812,263
Comprehensive income (loss):
Net loss			(73,468)			(73,468)
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($124)				168		168
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($558)					842	842

Total other comprehensive income	—	—	—	168	842	1,010

Total comprehensive income (loss)	—	—	(73,468)	168	842	(72,458)
Issuance of common stock	441	1,586				2,027
Purchase and retirement of common stock	(739)	(2,234)				(2,973)

Balance October 31, 2003	$107,727	$676,439	$(42,864)	$(797)	$(1,646)	$738,859

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(73,468)	$31,866	$(408,660)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on assets held for sale and other charges	—	18,500	269,158
Impairment of goodwill and long-lived assets	107,300	—	—
Loss on early extinguishment of debt	11,289	—	9,120
Cumulative effect of change in accounting principles	—	—	250,004
Depreciation and amortization	53,711	56,177	79,192
Provision for doubtful accounts	8,027	11,499	15,190
Net losses realized on marketable securities	—	485	63
Net (gains) losses on sale of assets	(795)	(808)	626
Provision (benefit) for deferred income taxes	33,620	13,617	(43,532)
Changes in assets and liabilities:
(Increase) decrease in other receivables	(21,327)	7,699	(9,137)
Decrease in deferred charges	7,003	5,943	1,565
(Increase) decrease in inventories and cemetery property	1,107	(2,219)	8,657
Decrease in accounts payable and accrued expenses	(4,603)	(5,597)	(2,526)
Change in prearranged activity	(17,792)	(13,816)	(19,786)
Prearranged acquisition costs	(37,801)	(31,240)	(33,668)
Increase (decrease) in other	3,549	(1,617)	806

Net cash provided by operating activities	69,820	90,489	117,072

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	550	169	4,544
Purchases of marketable securities and long-term investments	(14)	(42)	(1,920)
Proceeds from sale of assets, net	2,341	69,803	81,469
Additions to property and equipment	(18,439)	(18,630)	(26,049)
Other	199	2,127	591

Net cash provided by (used in) investing activities	(15,363)	53,427	58,635

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,

	2003	2002	2001

Cash flows from financing activities:
Funeral trust withdrawal	—	—	40,000
Retirement of Remarketable Or Redeemable Securities (“ROARS”)	(12,691)	—	—
Proceeds from long-term debt	155,000	—	725,000
Repayments of long-term debt	(203,164)	(139,502)	(977,973)
Debt issue costs	(816)	—	(34,271)
Issuance of common stock	582	858	915
Purchase and retirement of common stock	(2,973)	—	—

Net cash used in financing activities	(64,062)	(138,644)	(246,329)

Effect of exchange rates on cash and cash equivalents	—	(205)	2,150

Net increase (decrease) in cash	(9,605)	5,067	(68,472)
Cash and cash equivalents, beginning of year	28,190	23,123	91,595

Cash and cash equivalents, end of year	$18,585	$28,190	$23,123

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$(17,500)	$(12,700)	$7,100
Interest	$50,500	$57,400	$56,700
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$1,445	$1,318	$1,531

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

     As of October 31, 2003, the Company operated 299 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico. In fiscal year 2001, the Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. In fiscal year 2002, the Company sold its remaining foreign operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries.

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

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 13.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (d)  Prearranged Trust Receivable

     The Company evaluates the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets are below the recorded prearranged receivable balance. A prearranged trust receivable is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable is deemed to be impaired, a valuation allowance is provided on the trust receivable to reduce it to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There is no income statement impact as long as the deferred revenue is not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings. During the fourth quarter of fiscal year 2002, the Company recorded a valuation allowance of $20,000 related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. This valuation allowance was deemed necessary due to a decline in the overall market value of the underlying trust funds. During fiscal year 2003, the valuation allowance was decreased $15,500 due to an increase in the market value of the underlying trust funds, which resulted in an increase in prearranged receivables and prearranged deferred revenue. Accordingly, the valuation allowance as of October 31, 2003 was $4,500. See Note 4 for a discussion of the Company’s prearranged receivables and prearranged deferred revenue.

     (e)  Inventories

     Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Such estimates are based on the Company’s historical experience or results.

     (f)  Depreciation and Amortization

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 10 to 40 years and from 3 to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 2003, 2002 and 2001, depreciation expense totaled approximately $25,224, $26,226 and $28,967, respectively.

     Goodwill or costs in excess of net assets of companies acquired, totaled approximately $406,074 and $491,323 as of October 31, 2003 and 2002, respectively. Accumulated amortization included in goodwill was $65,804 as of October 31, 2003 and 2002. The Company’s accounting for goodwill changed in the first quarter of fiscal year 2002 with the implementation of SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. The Company did not record any impairment loss upon implementation of SFAS No. 142 in fiscal year 2002. In the fourth quarter of each fiscal year, the Company compares the fair value with the book value for each reporting unit. As a result of the annual goodwill impairment review that occurred during the fourth quarter of fiscal year 2003, the Company recorded a noncash goodwill impairment charge of $73,000 in the fourth quarter of fiscal year 2003 related to its cemetery segment. Prior to the implementation of SFAS No. 142, the Company amortized goodwill principally over 40 years using the straight-line method. For further discussion of SFAS No. 142 and the goodwill impairment charge, see Note 3 and Note 12.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (g)  Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” all revenues and expenses of the Company’s foreign subsidiaries were translated at average exchange rates prevailing during the period. The resulting translation adjustments were reflected in a separate component of shareholders’ equity. As discussed in Note 11, at the time of sale the Company realized comprehensive income and an increase to shareholders’ equity for the cumulative foreign currency translation adjustments related to the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in 2001 and Spain, Portugal, France, Canada and Argentina in 2002.

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

     (h)  Stock-Based Compensation

     At October 31, 2003, the Company had five stock-based employee compensation plans, which are described in more detail in Note 17. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended October 31,

	2003	2002	2001

Net earnings (loss)	$(73,468)	$31,866	$(408,660)
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(2,932)	(4,527)	(5,043)

Pro forma net earnings (loss)	$(76,400)	$27,339	$(413,703)

Net earnings (loss) per common share:
Basic - as reported	$(.68)	$.30	$(3.81)

Basic - pro forma	$(.71)	$.25	$(3.85)

Diluted - as reported	$(.68)	$.29	$(3.81)

Diluted - pro forma	$(.71)	$.25	$(3.85)

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

     Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned, and capital gains and losses realized by preneed funeral service trust funds or escrow accounts as prearranged deferred revenue on the balance sheet until the underlying service is delivered.

     Earnings are withdrawn from trust funds or escrow accounts only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Even so, such earnings withdrawn are not recognized as revenue until the related funeral services are performed or merchandise delivered. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds, including the buildup in the face value of the insurance contracts, are available to the Company as funeral services and merchandise are delivered.

     Effective November 1, 2000, the Company changed its method of accounting for preneed funeral merchandise. See the discussion of these accounting changes in Note 3.

     Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

     (j)  Cemetery Revenue

     Effective November 1, 2000, the Company changed its method of accounting for preneed sales of interment rights, merchandise and cemetery services and cemetery merchandise trust earnings as discussed in Note 3.

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust funds or escrow accounts. The Company defers all dividends and interest earned and capital gains and losses realized by preneed cemetery merchandise and services trust funds or escrow accounts as prearranged deferred revenue on the balance

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

sheet until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled.

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

     (l)  Income Taxes

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. For additional information, see Note 16.

     (m)  Earnings Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options) had been issued during each period as discussed in Note 15.

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program that will allow the Company to invest up to $25,000 in repurchases of its Class A common stock. The repurchases are limited to the Company’s Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2)  Summary of Significant Accounting Policies—(Continued)

on market conditions and other factors. These repurchases will reduce the weighted average number of common shares outstanding during each period. As of October 31, 2003, the Company had repurchased 738,500 shares of its Class A common stock at an average price of $3.99 per share.

     (n)  Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounts for its interest rate swaps as cash flow hedges whereby the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. For further information regarding the Company’s interest rate swaps, see Note 13.

     (o)  Reclassifications

     Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements. These reclassifications had no effect on net earnings (loss), shareholders’ equity or cash flows.

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

     SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the statement. Any impairment loss recognized in connection with adoption of SFAS No. 142 would have been recorded as a change in accounting principle. Impairment losses recognized as a result of an impairment test occurring subsequent to the first six months after adoption will be included in operating income. Goodwill of a reporting unit must be tested for impairment after the initial adoption of the statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year. The Company did not record any impairment loss upon implementation of SFAS No. 142 in fiscal year 2002. As a result of the Company’s annual evaluation of goodwill in fiscal year 2003, the Company recorded a noncash goodwill impairment charge in the fourth quarter of fiscal year 2003 of $73,000. See Note 12 for additional information regarding the goodwill impairment charge.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3)  Change in Accounting Principles—(Continued)

     Prior to the adoption of SFAS No. 142, the Company allocated goodwill amortization between its funeral and cemetery segments thereby impacting funeral and cemetery gross profit. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective November 1, 2001. The following is a reconciliation of net loss and net loss per share for the year ended October 31, 2001, adjusted for the elimination of goodwill amortization required by SFAS No. 142.

Year Ended
October 31, 2001

Loss before cumulative effect of change in accounting principles	$(158,656)
Goodwill amortization (net of tax)	17,459

Adjusted loss before cumulative effect of change in accounting principles	(141,197)
Cumulative effect of change in accounting principles	(250,004)

Adjusted net loss	$(391,201)

Basic loss per common share:
Loss before cumulative effect of change in accounting principles	$(1.48)
Goodwill amortization	.17

Adjusted loss before cumulative effect of change in accounting principles	(1.31)
Cumulative effect of change in accounting principles	(2.33)

Adjusted net loss	$(3.64)

Diluted loss per common share:
Loss before cumulative effect of change in accounting principles	$(1.48)
Goodwill amortization	.17

Adjusted loss before cumulative effect of change in accounting principles	(1.31)
Cumulative effect of change in accounting principles	(2.33)

Adjusted net loss	$(3.64)

The changes in the carrying amount of goodwill for the year ended October 31, 2003 are as follows:

Balance as of October 31, 2002	$491,323
Provision for goodwill impairment	(73,000)
Other reductions, primarily provision for goodwill impairment related to potential dispositions	(12,249)

Balance as of October 31, 2003	$406,074

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3)  Change in Accounting Principles—(Continued)

     (b)  SAB No. 101

     Although not required to implement Staff Accounting Bulletin (“SAB”) No. 101 - “Revenue Recognition in Financial Statements” until the fourth quarter of fiscal year 2001, the Company elected to implement the new accounting guidance in the first quarter of fiscal year 2001. The accounting for the Company’s preneed sales activities was affected as follows:

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

     The method of accounting for perpetual care trusts was not affected. Earnings on those trusts continue to be recognized as they are earned in the trusts to help mitigate the costs of maintaining the Company’s cemeteries.

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

     (c)  Other Changes

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the diversity in practice for recognizing asset retirement obligations (“ARO’s”). SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for ARO’s, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was effective for financial statements for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 in fiscal year 2003 had no impact on the Company’s financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. See Note 12 for a discussion of the fiscal year 2003 long-lived asset impairment charge.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” With the rescission of FASB Statements No. 4 and 64, only gains and losses from extinguishments of debt meeting the criteria in APB Opinion No. 30 would be classified as extraordinary items. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 in fiscal year 2003 resulted in the reclassification of the loss on early extinguishment of debt in fiscal year 2001 from extraordinary items to other expense.

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

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions - An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 had no impact on the Company’s financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the Company’s first quarter of fiscal 2003. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has determined that it is subject to the disclosure provisions of FIN 45 and has included the required disclosures in Note 14.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3)  Change in Accounting Principles—(Continued)

disclosure provisions of SFAS No. 148 and presented the pro forma effects of SFAS No. 123 for fiscal years 2003, 2002 and 2001 in Note 2.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB issued a revision to FIN 46 (“FIN 46R”) in December 2003. FIN 46 and FIN 46R apply immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company will implement the provisions of FIN 46 in the second quarter of fiscal year 2004 and though no final decision has been made as of this time, it currently plans to consolidate into its balance sheets its preneed funeral, preneed cemetery merchandise and perpetual care trust funds and escrow accounts at fair value, as a result of such implementation. The ultimate resolution for the accounting for the trusts and the associated trust investment income has not been determined and could potentially result in a material impact on the Company’s financial position and results of operations. The Company has not been able to quantify the impact, if any, at this time.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS No. 150 had no impact on the Company’s financial condition or results of operations.

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

     Prearranged receivables are comprised of the following:

	October 31,

	2003	2002

Amounts due from preneed funeral trust and escrow accounts	$544,159	$538,180
Amounts due from preneed cemetery merchandise trust funds and escrow accounts	232,462	227,588
Amounts due from customers	135,914	152,987
Amounts due from insurance companies	327,117	302,159
Valuation allowance for amounts due from trust fund accounts	(4,500)	(20,000)

Net prearranged receivables	$1,235,152	$1,200,914

     Amounts due from preneed funeral trust fund and escrow accounts are comprised of the following investments:

	October 31,

	2003	2002

U.S. Government, agencies and municipalities	$3,205	$8,158
Corporate bonds	27,108	53,571
Preferred stocks	65,918	81,195
Common stocks	235,298	281,666
Money market funds and other short-term investments	185,087	88,335
Mutual funds	21,264	20,258
Insurance contracts and other long-term investments	6,279	4,997

Total value at cost	544,159	538,180
Net unrealized depreciation	(80,627)	(116,760)

Total value at market	$463,532	$421,420

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4)  Prearranged Receivables and Prearranged Deferred Revenue—(Continued)

     Amounts due from preneed cemetery merchandise trust fund and escrow accounts are comprised of the following investments:

	October 31,

	2003	2002

U.S. Government, agencies and municipalities	$331	$1,509
Corporate bonds	14,057	33,389
Preferred stocks	31,510	29,877
Common stocks	113,323	137,924
Money market funds and other short-term investments	68,988	20,652
Mutual funds	4,111	4,112
Insurance contracts and other long-term investments	142	125

Total value at cost	232,462	227,588
Net unrealized depreciation	(44,943)	(60,010)

Total value at market	$187,519	$167,578

     The amounts due from customers represent installment contracts bearing interest at prevailing rates. The Company also has similar installment contracts for the preneed sale of cemetery property as discussed in Note 8. The total finance charges earned related to preneed funeral and cemetery merchandise and services, as well as preneed cemetery property, amounted to $16,944, $17,920 and $23,660 for fiscal years 2003, 2002 and 2001, respectively. Finance charges earned are included in funeral and cemetery revenue.

Prearranged Deferred Revenue

     Prearranged deferred revenue is comprised of the following:

	October 31,

	2003	2002

Prearranged deferred funeral service and merchandise revenue	$1,054,798	$1,053,852
Prearranged deferred cemetery property, merchandise and service revenue	524,512	527,681
Valuation allowance	(4,500)	(20,000)

Net prearranged deferred revenue	$1,574,810	$1,561,533

     The prearranged deferred funeral service and merchandise revenue includes $327,117 and $302,159 related to insurance-funded sales as of October 31, 2003 and 2002, respectively. Both the prearranged deferred funeral service and merchandise revenue and prearranged deferred cemetery property, merchandise and service revenue include deferred trust earnings.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Perpetual Care Trust Funds

     The following summary reflects the Company’s perpetual care trust fund account balances. Since principal cannot be withdrawn, these balances are not reflected in the accompanying financial statements. Funds held in trust are invested, and the earnings withdrawn from the trust fund accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 2003, 2002 and 2001, such withdrawals included in cemetery revenue totaled $7,903, $11,275 and $14,454, respectively.

	October 31,

	2003	2002

Perpetual care trust funds:
Investments at market value	$202,076	$179,167
Amounts to be collected under existing agreements	7,298	7,358

	$209,374	$186,525

Investments consist of:
U.S. Government, agencies and municipalities	$3,375	$5,286
Corporate bonds	24,215	23,482
Preferred stocks	56,494	64,535
Common stocks	99,624	95,500
Money market funds and other short-term investments	33,528	20,646
Mutual funds	8,301	7,652
Other long-term investments	213	73

Total value at cost	225,750	217,174
Net unrealized depreciation	(23,674)	(38,007)

Total value at market	$202,076	$179,167

(6) Cash and Cash Equivalent Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits. The October 31, 2003 and 2002 balances below include $2 of cash and cash equivalent investments of assets held for sale.

	October 31,

	2003	2002

Cash	$18,574	$28,071
Cash equivalent investments	11	119

	$18,585	$28,190

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(7) Marketable Securities

     The market value of marketable securities as of October 31, 2003 and 2002 was $2,346 and $2,588, respectively, which included gross unrealized gains of $13 and gross unrealized losses of $1,277 for fiscal year 2003 and gross unrealized losses of $1,557 for fiscal year 2002. The Company realized net losses on marketable securities of $485 and $63 for the years ended October 31, 2002 and 2001, respectively. The cost of securities sold was determined by using the average cost method.

(8) Receivables

	October 31,

	2003	2002

Current receivables are summarized as follows:
Installment contracts due within one year	$34,632	$33,755
Trade, tax and other receivables	59,690	44,586
Allowance for sales cancellations and doubtful accounts	(3,543)	(3,369)
Amounts to be collected for perpetual care funds	(2,116)	(2,129)

	88,663	72,843
Funeral receivables	11,031	13,984

Net current receivables	$99,694	$86,827

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$89,053	$87,750
Allowance for sales cancellations and doubtful accounts	(6,579)	(5,868)
Amounts to be collected for perpetual care funds	(5,182)	(5,229)

Net long-term receivables	$77,292	$76,653

     With the implementation of accounting changes effective November 1, 2000, installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables on preneed cemetery merchandise and service sales are included in prearranged receivables as discussed in Note 4.

     The Company’s receivables as of October 31, 2003 are expected to mature as follows:

Years ending October 31,
2004	$99,694
2005	12,039
2006	12,157
2007	10,688
2008	9,402
Thereafter	33,006

$176,986

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(9) Inventories and Cemetery Property

     Inventories are comprised of the following:

	October 31,

	2003	2002

Developed cemetery property	$12,900	$13,533
Merchandise and supplies	29,666	28,133

	$42,566	$41,666

     Cemetery property is comprised of the following:

	October 31,

	2003	2002

Developed cemetery property	$83,873	$89,620
Undeveloped cemetery property	293,915	298,445

	$377,788	$388,065

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of October 31, 2003 and 2002, and for the three fiscal years ended October 31, 2003, 2002 and 2001, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$277,709	$20,860	$—	$298,569
Cemetery	—	198,086	25,403	—	223,489

	—	475,795	46,263	—	522,058

Costs and expenses:
Funeral	—	214,168	13,719	—	227,887
Cemetery	—	155,519	18,281	—	173,800

	—	369,687	32,000	—	401,687

Gross profit	—	106,108	14,263	—	120,371
Corporate general and administrative expenses	20,183	—	—	—	20,183
Impairment of goodwill and long-lived assets	—	95,028	12,272	—	107,300

Operating earnings (loss)	(20,183)	11,080	1,991	—	(7,112)
Interest income (expense)	24,368	(75,192)	(2,654)	—	(53,478)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment income	287	—	—	—	287
Other income, net	354	1,451	317	—	2,122

Loss before income taxes	(6,463)	(62,661)	(346)	—	(69,470)
Income tax expense (benefit)	(2,206)	2,361	3,843	—	3,998

Net loss before equity loss in subsidiaries	(4,257)	(65,022)	(4,189)	—	(73,468)

Equity loss in subsidiaries	(69,211)	—	—	69,211	—

Net loss	(73,468)	(65,022)	(4,189)	69,211	(73,468)
Other comprehensive income, net	1,010	—	—	—	1,010

Comprehensive loss	$(72,458)	$(65,022)	$(4,189)	$69,211	$(72,458)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes-(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$285,754	$59,446	$—	$345,200
Cemetery	—	211,771	24,350	—	236,121

	—	497,525	83,796	—	581,321

Costs and expenses:
Funeral	—	209,855	47,044	150	257,049
Cemetery	—	156,446	23,042	—	179,488

	—	366,301	70,086	150	436,537

Gross profit	—	131,224	13,710	(150)	144,784
Corporate general and administrative expenses	17,411	—	—	(150)	17,261
Loss on assets held for sale	—	688	17,812	—	18,500

Operating earnings (loss)	(17,411)	130,536	(4,102)	—	109,023
Interest income (expense)	51,947	(86,959)	(27,327)	—	(62,339)
Investment income	486	—	19	—	505
Other income, net	738	931	463	—	2,132

Earnings (loss) before income taxes	35,760	44,508	(30,947)	—	49,321
Income tax expense	8,838	5,527	3,090	—	17,455

Net earnings (loss) before equity in subsidiaries	26,922	38,981	(34,037)	—	31,866

Equity in subsidiaries	4,944	—	—	(4,944)	—

Net earnings (loss)	31,866	38,981	(34,037)	(4,944)	31,866
Other comprehensive income, net	26,161	1,310	26,957	(28,267)	26,161

Comprehensive income (loss)	$58,027	$40,291	$(7,080)	$(33,211)	$58,027

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$280,315	$129,938	$—	$410,253
Cemetery	—	224,137	32,543	—	256,680

	—	504,452	162,481	—	666,933

Costs and expenses:
Funeral	—	215,682	102,926	—	318,608
Cemetery	—	164,436	32,684	18	197,138

	—	380,118	135,610	18	515,746

Gross profit	—	124,334	26,871	(18)	151,187
Corporate general and administrative expenses	17,978	42	—	—	18,020
Loss on assets held for sale and other charges	—	29,430	239,728	—	269,158

Operating earnings (loss)	(17,978)	94,862	(212,857)	(18)	(135,991)
Interest income (expense)	72,118	(90,947)	(44,743)	—	(63,572)
Loss on early extinguishment of debt	(9,120)	—	—	—	(9,120)
Investment income	2,632	—	2,580	—	5,212
Other income, net	2,763	3,054	1,353	—	7,170

Earnings (loss) before income taxes and cumulative effect of change in accounting principles	50,415	6,969	(253,667)	(18)	(196,301)
Income tax expense (benefit)	(34,547)	967	(4,059)	(6)	(37,645)

Earnings (loss) before cumulative effect of change in accounting principles	84,962	6,002	(249,608)	(12)	(158,656)
Cumulative effect of change in accounting principles	—	(214,356)	(35,648)	—	(250,004)

Net earnings (loss) before equity loss in subsidiaries	84,962	(208,354)	(285,256)	(12)	(408,660)

Equity loss in subsidiaries	(493,622)	—	—	493,622	—

Net loss	(408,660)	(208,354)	(285,256)	493,610	(408,660)
Other comprehensive income, net	83,617	8,368	76,596	(84,964)	83,617

Comprehensive loss	$(325,043)	$(199,986)	$(208,660)	$408,646	$(325,043)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	42,335	15,533	—	99,694
Inventories	325	35,514	6,727	—	42,566
Prepaid expenses	713	2,221	37	—	2,971
Deferred income taxes, net	1,434	1,556	—	—	2,990
Assets held for sale	—	6,217	247	—	6,464

Total current assets	64,321	87,391	23,904	—	175,616
Receivables due beyond one year, net of allowances	147	62,036	15,109	—	77,292
Prearranged receivables, net	—	1,192,751	42,401	—	1,235,152
Goodwill	—	375,617	30,457	—	406,074
Deferred charges	7,271	224,730	21,597	—	253,598
Cemetery property, at cost	—	354,555	23,233	—	377,788
Property and equipment, at cost	31,697	431,769	38,843	—	502,309
Less accumulated depreciation	16,942	158,896	12,565	—	188,403

Net property and equipment	14,755	272,873	26,278	—	313,906
Deferred income taxes, net	17,767	40,556	—	—	58,323
Investment in subsidiaries	74,118	—	—	(74,118)	—
Other assets	104	1,136	—	—	1,240

Total assets	$178,483	$2,611,645	$182,979	$(74,118)	$2,898,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	6,543	383	—	7,274
Accrued expenses and other current liabilities	20,865	33,001	3,443	—	57,309
Liabilities associated with assets held for sale	—	3,496	17	—	3,513

Total current liabilities	35,148	43,040	3,843	—	82,031
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,064,814)	1,043,728	21,086	—	—
Prearranged deferred revenue, net	—	1,456,809	118,001	—	1,574,810
Other long-term liabilities	11,110	3,999	—	—	15,109

Total liabilities	(560,376)	2,547,576	172,930	—	2,160,130

Common stock	107,727	426	52	(478)	107,727
Other	633,575	63,643	9,997	(73,640)	633,575
Accumulated other comprehensive loss	(2,443)	—	—	—	(2,443)

Total shareholders’ equity	738,859	64,069	10,049	(74,118)	738,859

Total liabilities and shareholders’ equity	$178,483	$2,611,645	$182,979	$(74,118)	$2,898,989

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalent investments	$24,752	$3,209	$229	$—	$28,190
Marketable securities	755	26	1,807	—	2,588
Receivables, net of allowances	27,703	45,150	13,974	—	86,827
Inventories	407	32,987	8,272	—	41,666
Prepaid expenses	706	2,032	77	—	2,815
Deferred income taxes, net	591	757	—	—	1,348
Assets held for sale	—	8,424	542	—	8,966

Total current assets	54,914	92,585	24,901	—	172,400
Receivables due beyond one year, net of allowances	—	64,109	12,544	—	76,653
Prearranged receivables, net	—	1,154,742	46,172	—	1,200,914
Goodwill	—	451,656	39,667	—	491,323
Deferred charges	8,716	224,959	19,408	—	253,083
Cemetery property, at cost	—	364,830	23,235	—	388,065
Property and equipment, at cost	29,028	432,492	41,396	—	502,916
Less accumulated depreciation	13,385	144,059	11,156	—	168,600

Net property and equipment	15,643	288,433	30,240	—	334,316
Deferred income taxes, net	30,794	63,980	1,020	—	95,794
Investment in subsidiaries	143,240	—	—	(143,240)	—
Other assets	1,981	1,055	—	—	3,036

Total assets	$255,288	$2,706,349	$197,187	$(143,240)	$3,015,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,396	$—	$—	$—	$9,396
Accounts payable	880	9,836	397	—	11,113
Accrued expenses and other current liabilities	24,062	27,744	5,296	—	57,102
Liabilities associated with assets held for sale	—	2,896	15	—	2,911

Total current liabilities	34,338	40,476	5,708	—	80,522
Long-term debt, less current maturities	512,548	—	30,000	—	542,548
Intercompany payables, net	(1,116,029)	1,080,853	35,176	—	—
Prearranged deferred revenue, net	—	1,449,469	112,064	—	1,561,533
Other long-term liabilities	12,168	6,550	—	—	18,718

Total liabilities	(556,975)	2,577,348	182,948	—	2,203,321

Common stock	108,025	336	53	(389)	108,025
Other	707,691	128,665	14,186	(142,851)	707,691
Accumulated other comprehensive loss	(3,453)	—	—	—	(3,453)

Total shareholders’ equity	812,263	129,001	14,239	(143,240)	812,263

Total liabilities and shareholders’ equity	$255,288	$2,706,349	$197,187	$(143,240)	$3,015,584

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$10,923	$44,795	$14,102	$—	$69,820

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	—	—	550	—	550
Purchases of marketable securities and long-term investments	—	—	(14)	—	(14)
Proceeds from sale of assets, net	(1,070)	3,411	—	—	2,341
Additions to property and equipment	(2,783)	(14,967)	(689)	—	(18,439)
Other	—	199	—	—	199

Net cash used in investing activities	(3,853)	(11,357)	(153)	—	(15,363)

Cash flows from financing activities:
Retirement of ROARS	(12,691)	—	—	—	(12,691)
Proceeds from long-term debt	155,000	—	—	—	155,000
Repayments of long-term debt	(203,164)	—	—	—	(203,164)
Intercompany receivables (payables)	51,215	(37,125)	(14,090)	—	—
Debt issue costs	(816)	—	—	—	(816)
Issuance of common stock	582	—	—	—	582
Purchase and retirement of common stock	(2,973)	—	—	—	(2,973)

Net cash used in financing activities	(12,847)	(37,125)	(14,090)	—	(64,062)

Net decrease in cash	(5,777)	(3,687)	(141)	—	(9,605)
Cash and cash equivalents, beginning of year	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of year	$18,975	$(478)	$88	$—	$18,585

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10)  Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$68,672	$80,570	$(32,170)	$—	$117,072

Cash flows from investing activities:
Proceeds from sales of marketable securities and long-term investments	4,464	—	80	—	4,544
Purchases of marketable securities and long-term investments	(16)	—	(1,904)	—	(1,920)
Proceeds from sale of assets, net	74,131	7,338	—	—	81,469
Additions to property and equipment	—	(23,295)	(2,754)	—	(26,049)
Other	(997)	1,197	391	—	591

Net cash provided by (used in) investing activities	77,582	(14,760)	(4,187)	—	58,635

Cash flows from financing activities:
Funeral trust withdrawal	—	40,000	—	—	40,000
Proceeds from long-term debt	725,000	—	—	—	725,000
Repayments of long-term debt	(927,503)	—	(50,470)	—	(977,973)
Intercompany receivables (payables)	52,280	(111,147)	58,867	—	—
Debt issue costs	(34,271)	—	—	—	(34,271)
Issuance of common stock	915	—	—	—	915

Net cash provided by (used in) financing activities	(183,579)	(71,147)	8,397	—	(246,329)

Effect of exchange rates on cash and cash equivalents	—	—	2,150	—	2,150

Net decrease in cash	(37,325)	(5,337)	(25,810)	—	(68,472)
Cash and cash equivalents, beginning of year	59,862	(299)	32,032	—	91,595

Cash and cash equivalents, end of year	$22,537	$(5,636)	$6,222	$—	$23,123

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

     Based on its progress at that time and management’s and the Board of Directors’ decision to proceed with the sales of its foreign operations and certain domestic assets if acceptable prices and terms could be obtained, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” in the third quarter of 2001 the Company wrote down the aggregate value of these assets to their estimated fair value, which was based upon then current offers from interested parties or market prices of comparable properties, less cost to sell. As a result, the Company incurred an aggregate pretax noncash charge to earnings of $269,158 ($205,089 after tax, of which $187,329 related to foreign operations) in the third quarter of 2001. Primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, the Company re-evaluated the expected loss on the disposition of the assets held for sale and recorded an aggregate pretax noncash charge to earnings of $18,500 ($11,200 after tax) in the third quarter of 2002.

     The portion of the charge to equity in the third quarter of fiscal year 2001 that related to foreign operations was equal to the entire foreign-related after-tax charge to earnings of $187,329. However, the Company had already reduced equity for the cumulative foreign translation adjustment incurred in each period that it had owned these businesses. Therefore, in the periods in which the sale of each of the foreign operations was consummated, the cumulative foreign translation adjustment relating to the operation sold was reversed and included in comprehensive income, resulting in a corresponding increase in equity. During the fourth quarter of fiscal year 2001, the Company sold its Mexican, Australian, New Zealand, Belgian and Dutch operations and realized comprehensive income and an increase in shareholders’ equity for the cumulative foreign currency translation related to these operations, which equaled $74,754. During fiscal year 2002, the Company sold its remaining foreign operations in Spain, Portugal, France, Canada and Argentina and realized comprehensive income and an increase in shareholders’ equity for the cumulative foreign translation adjustments related to these operations, which amounted to $35,902.

     In the consolidated statements of earnings, the impairment charges related to these writedowns and the writedowns of the non-competition agreements are reflected in the “loss on assets held for sale and other charges” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At October 31, 2003 and 2002, the assets held for sale (excluding $2 of cash and cash equivalent investments of the operations held for sale as of October 31, 2003 and 2002) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral home real estate.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11) Loss on Assets Held for Sale and Other Charges—(Continued)

     A summary of the assets and liabilities included in these line items is as follows:

	October 31,

	2003	2002

Assets
Receivables, net of allowances	$456	$590
Inventories and other current assets	1,288	876
Net property and equipment	866	2,384
Prearranged receivables, net	2,660	2,460
Deferred charges and other assets	1,194	1,831
Cemetery property	—	825

Assets held for sale	$6,464	$8,966

Liabilities
Current liabilities	$—	$561
Deferred income taxes, net	300	299
Prearranged deferred revenue, net	3,213	2,051

Liabilities associated with assets held for sale	$3,513	$2,911

     The operating results of assets sold and held for sale included in the consolidated statements of earnings for the years ended October 31, 2003, 2002 and 2001 were as follows:

	Year Ended October 31,

	2003	2002	2001

Revenues	$5,191	$50,028	$125,758

Operating earnings (loss)	$(476)	$4,909	$15,130

(12) Impairment of Goodwill and Long-Lived Assets

     In the fourth quarter of fiscal year 2003, the Company recorded a noncash impairment charge of $107,300 ($97,100 after tax, or $.90 per share), which consists of a goodwill impairment charge of $73,000 and an impairment charge related to certain long-lived assets of $34,300. These impairment charges are presented together in the “Impairment of goodwill and long-lived assets” line item in the Company’s consolidated statement of earnings for the year ended October 31, 2003.

     As a result of the Company’s adoption of SFAS No. 142 in fiscal year 2002, goodwill is not amortized but is tested annually for impairment. In accordance with SFAS No. 142, the Company performed its annual goodwill impairment review during the fourth quarter of fiscal year 2003. The evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. During 2003, the Company’s cemetery segment experienced reductions in gross profit that were not anticipated when the Company performed its evaluation of goodwill during the fourth quarter of 2002 due to declines in merchandise deliveries and reduced perpetual care trust earnings. When the Company performed its evaluation of goodwill during the fourth quarter of 2003 on the lower gross profit levels, a goodwill impairment charge of $73,000 related to the cemetery segment was required. In calculating the goodwill impairment charge, the fair value of the funeral and cemetery segments was determined with assistance from an independent valuation advisor using a combination of the comparable company approach and discounted cash flow valuation approach. For additional information regarding goodwill and the Company’s adoption of SFAS No. 142, see Note 3.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Impairment of Goodwill and Long-Lived Assets—(Continued)

     In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. During the fourth quarter of fiscal year 2003, the Company announced that it plans to close or sell a number of small businesses, primarily small funeral homes, and determined that the carrying value of a number of these businesses, most of which were acquired as part of a group of facilities that are performing below acceptable levels and no longer fit the Company’s operating profile, exceeded their fair value. As a result, the Company recorded an impairment charge of $34,300 during the fourth quarter of fiscal year 2003. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 to classify these operations as held for sale or discontinued operations in the fourth quarter of fiscal year 2003.

(13) Long-term Debt

	October 31,	October 31,
	2003	2002

Long-term debt:
Senior secured credit facility:
Revolving credit facility	$79,000	$—
Term Loan B	115,380	135,750
6.40% ROARS	—	101,563
6.70% Notes	100	100
10.75% senior subordinated notes due 2008	300,000	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 5.9% and 6.5% as of October 31, 2003 and 2002, respectively, partially secured by assets of subsidiaries, with maturities through 2022	7,635	14,531

Total long-term debt	502,115	551,944
Less current maturities	13,935	9,396

	$488,180	$542,548

     On June 29, 2001, the Company refinanced a significant portion of its long-term debt, substantially extending its long-term debt maturities. In connection with the refinancing, the Company incurred charges in the third quarter of fiscal year 2001 in the amount of $9,120 for the loss on the early extinguishment of debt in connection with this debt refinancing. The new financing consisted of a $550,000 senior secured credit facility and $300,000 of senior subordinated notes. The senior secured credit facility consisted of (1) a $175,000 four-year revolving credit facility, (2) a $75,000 18-month asset sale term loan and (3) a $300,000 five-year Term Loan B. The $75,000 18-month asset sale term loan was repaid in full in August 2001. In May 2003 in connection with the redemption of the ROARS discussed below, the Company borrowed an additional $50,000 in Term Loan B and $50,000 from its revolving credit facility and amended the senior secured credit facility to provide further financial flexibility to the Company, as also further discussed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Long-term Debt—(Continued)

     On the Term Loan B, as amended, $30,000 in prepayments were made in October 2001, $2,500 in scheduled payments were made in fiscal year 2002, $131,750 in prepayments were made in fiscal year 2002, $6,250 in scheduled payments were made in fiscal year 2003 and $14,120 in net prepayments were made in fiscal year 2003. The following annual amounts will mature each fiscal year for the Term Loan B, as amended: $10,000 for 2004, $86,500 for 2005 and $18,880 for 2006.

     The applicable margins for Eurodollar rate loans under the revolving credit facility and Term Loan B are generally subject to quarterly adjustments based upon the Company’s consolidated leverage ratio. The applicable margins range from 200.0 to 275.0 basis points for revolving loans and 312.5 to 337.5 basis points for Term Loan B. In addition, the Company will pay a commitment fee of 50.0 to 62.5 basis points, based on the Company’s consolidated leverage ratio, on the unused portion of the revolving credit facility. In December 1998, the Company entered into an interest rate swap agreement on a notional amount of $200,000. Under the terms of the agreement, effective March 4, 1999, the Company paid a fixed rate of 4.915 percent and received three-month LIBOR. This swap expired on March 4, 2002. On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50,000. The first agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The effective rate to the Company of the debt hedged by the interest rate swaps includes the fixed swap rates of 3.65 percent and 4.265 percent plus, in each case, the applicable margin under the Company’s senior secured credit facility relative to the underlying debt, which margin is based upon the Company’s consolidated leverage ratio, as defined in the senior secured credit facility. As of October 31, 2003, that margin was 337.5 basis points, resulting in effective rates of 7.025 percent and 7.64 percent on each $50,000 swapped. As of October 31, 2003, the Company had $194,380 outstanding under its revolving credit facility and Term Loan B, $94,380 of which was not hedged by the interest rate swap agreement and was subject to a short-term variable interest rate of approximately 4.0 percent.

     The senior secured credit facility contains affirmative and negative covenants. The covenants include required reserves, mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings, limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions, limitations on lease payments, limitations on negative pledges and limitations on transactions with affiliates. In addition, the credit agreement contains the following financial covenants: (1) a maximum leverage ratio, (2) a minimum fixed charge coverage ratio and (3) a minimum interest coverage ratio. The financial covenants are required to be calculated on a consolidated basis after giving pro forma effect to permitted asset dispositions and acquisitions.

     In connection with the redemption of the ROARS discussed below, the Company amended the loan covenants that govern its revolving credit and Term Loan B credit. The amendment relaxes certain financial ratio requirements and allows further flexibility with regard to higher spending limits on acquisitions, dividends and the repurchase of Company stock. Under the amendment, if there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15,000, or, if the Company’s consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25,000. The amendment limits capital expenditures (excluding the costs of acquisitions as defined in the amendment) in any fiscal year to $35,000, with a provision for the carryover of permitted but unused amounts under specified

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Long-term Debt—(Continued)

circumstances. The costs of acquisitions in any fiscal year are limited to $50,000, with a provision for the carryover of permitted but unused amounts under specified circumstances.

     The Company’s obligations under the senior secured credit facility are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries.

     All obligations under the senior secured credit facility, including the guarantees, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

     In December 1996, the Company issued $100,000 of 6.70 percent Notes due 2003. In connection with the refinancing transactions described above, the Company repurchased $99,900 of these Notes on June 29, 2001. As of October 31, 2003 and 2002, the carrying value, including accrued interest, and the fair value of these notes was $103. The remaining balance of the 6.70 percent Notes was paid in full in December 2003.

     In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities (“ROARS”) due May 1, 2013 (remarketing date May 1, 2003). In connection with the June 2001 refinancing transactions described above, the Company repurchased $100,103 of the ROARS on June 29, 2001. Outstanding 6.40 percent ROARS were required to be redeemed by the Company or remarketed by the remarketing dealer on May 1, 2003. On May 1, 2003, the Company used $50,000 of additional Term Loan B financing along with $50,000 from its revolving credit facility to redeem its $99,897 outstanding ROARS. When the remarketing dealer elected to remarket the ROARS, the Company exercised its right to redeem the ROARS rather than allow them to be remarketed. The Company paid the remarketing dealer $12,691, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1,532 unamortized ROARS option premium and $130 in costs, the Company recorded a charge of $11,289 ($7,338 after tax, or $.07 per share) in the third quarter of fiscal year 2003.

     The 10.75 percent senior subordinated notes due in 2008 are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt of the Company and are pari passu in right of payment with any future senior subordinated indebtedness of the Company. The notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries (see Note 10). Interest on the notes accrues at the rate of 10.75 percent per annum and is payable semi-annually in arrears on January 1 and July 1. As of October 31, 2002, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $336,418, respectively. As of October 31, 2003, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $349,894, respectively.

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

(13) Long-term Debt—(Continued)

purchase the notes at 101 percent of their face amount, plus accrued interest, if the Company experiences specific kinds of changes in control.

     Under the senior secured credit facility, as amended, if there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15,000, or, if the Company’s consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25,000. In addition, Section 4.07 of the indenture governing the Company’s senior subordinated notes permits the payment of dividends if the aggregate dividends and other restricted payments since the issuance of the notes are less than the sum of, generally, 50 percent of the Company’s consolidated net income plus 100 percent of net cash proceeds from the sale of any equity interests, in each case since the issuance of the notes, plus $15,000; provided, that the Company is able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio covenant and there is no default or event of default. Under these restrictions and based on the Company’s leverage ratio as of October 31, 2003, the Company could use up to $15,000 to pay dividends or repurchase its stock during fiscal year 2004.

     As of October 31, 2003, the Company’s subsidiaries had approximately $7,635 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $4,066 of this debt is secured by liens on the stock or assets of the related subsidiaries.

     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2004 through October 31, 2008, are approximately $13,935 in 2004, $167,225 in 2005, $19,650 in 2006, $542 in 2007 and $300,198 in 2008. Scheduled principal payments thereafter are $565.

(14) Guarantees

     The Company’s obligations under its senior secured credit facility are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. The senior subordinated notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries including the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries. For additional information regarding the senior secured credit facility and senior subordinated notes, see Note 13.

     All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Guarantees-(Continued)

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

     As of October 31, 2003, the Company has guaranteed long-term debt of its subsidiaries of approximately $4,066 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
Year Ended October 31, 2003	(Numerator)	(Denominator)	Data

Net loss	$(73,468)

Basic loss per common share:
Loss available to common shareholders	$(73,468)	108,220	$(.68)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(73,468)	108,220	$(.68)

	Earnings	Shares	Per Share
Year Ended October 31, 2002	(Numerator)	(Denominator)	Data

Net earnings	$31,866

Basic earnings per common share:
Net earnings available to common shareholders	$31,866	107,861	$.30

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	438

Diluted earnings per common share:
Net earnings available to common shareholders plus time-vest stock options assumed exercised	$31,866	108,299	$.29

	Loss	Shares	Per Share
Year Ended October 31, 2001	(Numerator)	(Denominator)	Data

Loss before cumulative effect of change in accounting principles	$(158,656)

Basic loss per common share:
Loss available to common shareholders	$(158,656)	107,355	$(1.48)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus time-vest stock options assumed exercised	$(158,656)	107,355	$(1.48)

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted earnings per share was 6,890,621 and 8,196,991 for the fiscal years ended October 31, 2003 and 2001, respectively, because of the net loss from continuing operations for these periods.

     Options to purchase 1,356,286 shares of common stock at prices ranging from $5.90 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Reconciliation of Basic and Diluted Per Share Data—(Continued)

31, 2002 because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between July 31, 2004 and April 12, 2005, were still outstanding at the end of fiscal year 2002.

(16) Income Taxes

     Income tax expense (benefit) is comprised of the following components:

	U.S. and
Year Ended October 31,	Possessions	State	Foreign	Totals

2003:
Current tax expense (benefit)	$(31,670)	$2,048	$—	$(29,622)
Deferred tax expense	33,093	527	—	33,620

	$1,423	$2,575	$—	$3,998

2002:
Current tax expense	$759	$2,070	$1,009	$3,838
Deferred tax expense	12,103	1,514	—	13,617

	$12,862	$3,584	$1,009	$17,455

2001:
Current tax expense (benefit)	$(389)	$2,254	$4,022	$5,887
Deferred tax expense (benefit)	(41,621)	(2,788)	877	(43,532)

	$(42,010)	$(534)	$4,899	$(37,645)

     The reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended October 31,

	2003	2002	2001

Statutory tax rate	(35.00)%	35.00%	(35.00)%
Increases (reductions) in tax rate resulting from:
State and U.S. possessions	4.59	4.72	(.18)
Goodwill impairment and other	27.33	1.96	1.10
Dividend exclusion	(2.70)	(3.95)	(1.39)
Investment in subsidiary – stock basis adjustment	(7.10)	—	—
Valuation allowance on impairment of assets	20.12	—	—
Foreign tax rate differential	—	(1.16)	(.47)
Foreign income previously untaxed	—	(1.18)	18.14
Foreign tax credit	(1.48)	—	(.36)

Effective tax rate	5.76%	35.39%	(18.16)%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(16) Income Taxes—(Continued)

        Deferred tax assets and liabilities consist of the following:

	October 31,

	2003	2002

Deferred tax assets:
Allowance for sales cancellations and doubtful accounts	$2,593	$2,163
Deferred preneed sales and expenses	138,631	174,904
Unrealized depreciation of investments	468	591
Deferred compensation	2,833	1,041
Capital loss carryover	12,875	18,052
Deductible foreign taxes	2,059	2,059
Non-compete amortization	4,019	4,091
State income taxes	14,653	16,677
Unrealized depreciation on derivative instruments	966	1,524
Writedown of assets held for sale	3,478	4,027
Tax loss on impairment of assets	18,080	—
Other	1,789	1,021

	202,444	226,150
Valuation allowance	(13,980)	—

	188,464	226,150

Deferred tax liabilities:
Purchase accounting adjustments	113,045	114,252
Goodwill	12,740	13,390
Depreciation	1,366	1,366

	127,151	129,008

	$61,313	$97,142

Current net deferred asset	$2,990	$1,348
Long-term net deferred asset	58,323	95,794

	$61,313	$97,142

     For the years ended October 31, 2002 and 2001, the Company’s loss before income taxes generated from properties in foreign jurisdictions was $31,007 and $254,243, respectively.

     The Company has a capital loss carryforward of $34,057 that is available until the end of fiscal year 2007.

     As discussed in Note 12, in the fourth quarter of fiscal year 2003, the Company recorded an impairment of long-lived assets. Based on its assessment of the probability of realizing the $18,080 in tax benefits associated with the potential losses generated from the impairment, the Company determined that a $13,980 tax valuation allowance was appropriate.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Benefit Plans

Stewart Enterprises Employees’ Retirement Trust

     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan) (“SEERT”).” This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2003, 2002 and 2001 was approximately $2,260, $3,050 and $3,060, respectively.

Non-qualified Supplemental Retirement and Deferred Compensation Plan

     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2003, 2002 and 2001 was approximately $525, $275 and $275, respectively.

Supplemental Executive Retirement Plan

     On April 1, 2002, the Company adopted an unfunded, non-qualified defined benefit supplemental retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (“SERP”)” to provide for the payment of pension benefits to a select group of highly-compensated management employees. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The plan is construed in accordance with and governed by the laws of the State of Louisiana, except to the extent that the plan is governed by the Employee Retirement Income Security Act of 1974, as amended. The Company’s expense for the fiscal years ended October 31, 2003 and 2002 was $1,960 and $1,091, respectively. The Company’s liability as of October 31, 2003 and 2002 was $3,021 and $1,091, respectively.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Benefit Plans—(Continued)

     Under the plan from September 7, 1995 through January 12, 1998, the Company granted options to officers and other employees for the purchase of a total of 7,424,536 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $10.50 to $21.50 per share. As of October 31, 2001, 4,983,230 of these options had been repurchased or exercised and 2,441,306 either were forfeited or expired. There were no outstanding options remaining from these grants as of October 31, 2002.

     From July 1998 to February 1999, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,682,250 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $16.00 to $27.25 per share. One-third of the options become exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two-thirds of the options become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A common stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A common stock over five years. Accounting principles generally accepted in the United States of America require that a charge to earnings be recorded for the performance-based options for the difference between the exercise price and the then current stock price when achievement of the performance objective becomes probable. All of the options expire on July 31, 2004. As of October 31, 2003, none of these options had been exercised, and 3,072,560 options had been forfeited.

     In January 2000, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 4,018,168 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.50 to $6.00 per share. The options became exercisable in 25 percent annual increments beginning January 21, 2001. All of these options expire on January 21, 2005. As of October 31, 2003, 56,520 of these options had been exercised, and 1,096,704 options had been forfeited.

     From February 2003 to June 2003, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 200,000 shares of Class A common stock at an exercise price of $5.16. The options became exercisable in 50 percent annual increments beginning February 14, 2004. All of these options expire on April 12, 2005. As of October 31, 2003, none of these options had been exercised or forfeited.

2000 Incentive Compensation Plan

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. From April 2000 through June 2003, the Company had granted options to officers and other employees for the purchase of a total of 3,389,532 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $6.96 per share. The options generally became exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Benefit Plans—(Continued)

control of the Company, as defined in the plan. All of these options expire on April 12, 2005. As of October 31, 2003, 47,608 of these options had been exercised, and 494,868 options had been forfeited.

Directors’ Stock Option Plan

     Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors’ Stock Option Plan, which has been approved by the Company’s shareholders, pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 72,000 shares of the Company’s Class A common stock. From January 2, 1996 through October 31, 1997, the Company granted a total of 360,000 options at exercise prices equal to the fair market value at the grant dates, which ranged from $12.34 to $18.25 per share. The options generally became exercisable in 25 percent annual increments beginning January 2, 1997, except for grants issued since the initial grant date, which options vested over the remainder of the original four-year period. As of January 2, 2001, 91,052 of these options had been exercised and 268,948 either were forfeited or expired. There were no outstanding options remaining from this grant as of October 31, 2002.

     In January 2000, the Company granted 14,400 new options to purchase shares of Class A common stock under the Directors’ Stock Option Plan to each director of the Company who is not an employee of the Company. A total of 72,000 options were granted at an exercise price of $6.00 per share. The options vested immediately. All of these options expire on January 31, 2005. As of October 31, 2003, none of these options had been exercised, and 14,400 options had been forfeited.

2000 Directors’ Stock Option Plan

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Directors’ Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 50,000 shares of the Company’s Class A common stock on April 13, 2000. The Company granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. On December 18, 2001, the Company granted 58,334 options at an exercise price equal to fair market value at grant date, which was $6.05 per share. The options generally became exercisable in 25 percent annual increments beginning on April 13, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005. As of October 31, 2003, none of these options had been exercised, and 50,000 options had been forfeited.

Employee Stock Purchase Plan

     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Plan. The Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined in the Plan. As of October 31, 2003, 74,334 shares had been acquired under this Plan.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Benefit Plans—(Continued)

Statement of Financial Accounting Standards No. 123

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of October 31, 2003, 2002 and 2001, and the changes that occurred during fiscal years 2003, 2002 and 2001.

	2003		2002		2001

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	8,062,406	$10.22	8,216,572	$10.66	9,569,086	$11.44
Granted	254,000	$5.16	347,334	$6.01	808,800	$5.38
Exercised/Repurchased	(5,000)	$5.16	(45,050)	$4.27	(54,078)	$5.16
Forfeited	(1,523,782)	$23.34	(456,450)	$15.57	(2,107,236)	$12.33

Outstanding at end of year	6,787,624	$7.09	8,062,406	$10.22	8,216,572	$10.66

Exercisable at end of year	4,957,194	$7.79	3,361,888	$8.39	1,826,303	$10.17

Weighted-average fair value of options granted		$1.80		$2.52		$2.68

     The following table further describes the Company’s stock options outstanding as of October 31, 2003.

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	WeightedAverage
Exercise Prices	at 10/31/2003	Contractual Life	Exercise Price	at 10/31/2003	Exercise Price

$2.22 to $4.41	1,914,256	1.43 Years	$4.25	1,434,572	$4.25
$5.16 to $6.96	4,263,678	1.29 Years	$5.54	2,912,932	$5.55
$16.00	1,670	.75 Years	$16.00	1,670	$16.00
$21.38	500	.75 Years	$21.38	500	$21.38
$25.81 to $27.25	607,520	.75 Years	$26.86	607,520	$26.86

$2.22 to $27.25	6,787,624	1.28 Years	$7.09	4,957,194	$7.79

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17) Benefit Plans—(Continued)

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

		Year Ended October 31,

		2003	2002	2001

			(Unaudited)
Net earnings (loss)	- as reported	$(73,468)	$31,866	$(408,660)
	- pro forma	(76,400)	27,339	(413,703)
Basic earnings (loss) per common share	- as reported	$(.68)	$.30	$(3.81)
	- pro forma	(.71)	.25	(3.85)
Diluted earnings (loss) per common share	- as reported	$(.68)	$.29	$(3.81)
	- pro forma	(.71)	.25	(3.85)

     The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2003, 2002 and 2001, respectively: expected dividend yield of zero percent, .1 percent and .1 percent; expected volatility of 38.7 percent, 32.5 percent and 32.9 percent; risk-free interest rate of 4.8 percent, 4.5 percent and 4.7 percent; and an expected term of 3.8 years, 3.6 years and 3.8 years.

     Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2003, 2002 and 2001, respectively: expected dividend yield of zero percent for all years; expected volatility of 59.7 percent, 57.8 percent and 54.7 percent; risk-free interest rate of 1.3 percent, 2.3 percent and 5.5 percent; and an expected term of .5 years for all years.

(18) Commitments, Contingencies and Related Party Transactions

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Commitments, Contingencies and Related Party Transactions—(Continued)

     The Company carries insurance with coverages and coverage limits that it believes to be appropriate for the business. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

     On July 15, 2003, the Company announced that Frank B. Stewart, Jr., Chairman of the Board, elected to retire and become Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The first payment was made within five days after the announcement of his retirement. The remaining two payments will be made on June 20, 2004 and June 20, 2005. The Company recorded the $1,650 charge in the third quarter of fiscal year 2003 but will continue to make the payments in accordance with the terms of the agreement.

     On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, stepped down to pursue other interests. According to the terms of his employment agreement, he is entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of fiscal year 2003 but will continue to make the payments in accordance with the terms of the agreement.

     During the fiscal year ended October 31, 1992, Mr. Frank B. Stewart, Jr., former Chairman of the Board, and two trusts established by Mr. Stewart and his wife for the benefit of their children, entered into an agreement with the Company whereby the Company, with the approval of all of the disinterested members of the Board of Directors, agreed to advance the premiums on a split dollar “second-to-die” life insurance policy purchased by the trusts and insuring the lives of Mr. and Mrs. Stewart. The outstanding amount advanced to the trusts by the Company, including accrued interest, was approximately $1,879 at October 31, 2002. On April 29, 2003, the outstanding amount advanced to the trusts, including accrued interest, was repaid in full by the trusts in the amount of $1,935.

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Stewart unrelated to the policy described in the preceding paragraph. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2003, including accrued interest, was approximately $974.

     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 16 years, except for six leases that expire between 2032 and 2039. Rent expense under these leases was $5,799, $6,451 and $8,323 for the years ended October 31, 2003, 2002 and 2001, respectively. The Company leases office space from a non-affiliated company. Rental payments to the non-affiliated company were $322 per year for the years ended October 31, 2003, 2002 and 2001.

     The Company’s future minimum lease payments as of October 31, 2003 are $5,672, $4,697, $4,251, $3,709, $3,280 and $22,774 for the years ending October 31, 2004, 2005, 2006, 2007, 2008 and later years, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Commitments, Contingencies and Related Party Transactions—(Continued)

Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. The Company’s future non-compete payments as of October 31, 2003 for the same periods are $4,316, $2,985, $1,965, $1,573, $1,237 and $868, respectively.

     The Company is required to maintain a bond ($41,061 as of October 31, 2003) to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.

(19) Segment Data

     In fiscal year 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the Company’s segments are the same as those described in Note 2. The Company evaluates the performance of its segments and allocates resources to them based on gross profit.

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

     As of October 31, 2003, the Company conducted both funeral and cemetery operations in the United States and Puerto Rico. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands during the fourth quarter of fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19) Segment Data—(Continued)

     The table below presents information about reported segments for fiscal years ended October 31, 2003, 2002 and 2001:

			Reconciling	Consolidated
	Funeral	Cemetery	Items (1)	Totals

Revenues from external customers
October 31, 2003	$298,569	223,489	—	$522,058
October 31, 2002	$345,200	236,121	—	$581,321
October 31, 2001	$410,253	256,680	—	$666,933
Gross profit
October 31, 2003	$70,682	49,689	—	$120,371
October 31, 2002	$88,151	56,633	—	$144,784
October 31, 2001	$91,645	59,542	—	$151,187
Depreciation and amortization
October 31, 2003	$25,240	24,258	4,213	$53,711
October 31, 2002	$25,969	26,016	4,192	$56,177
October 31, 2001	$43,115	31,687	4,390	$79,192
Additions to long-lived assets (2)
October 31, 2003	$8,978	14,836	4,390	$28,204
October 31, 2002	$9,108	14,220	4,670	$27,998
October 31, 2001	$16,773	12,801	4,275	$33,849

The table below presents information about reported segments as of October 31, 2003 and 2002:

Total assets
October 31, 2003	$1,637,644	1,141,356	119,989	$2,898,989
October 31, 2002	$1,629,841	1,257,208	128,535	$3,015,584
Goodwill
October 31, 2003	$320,957	85,117	—	$406,074
October 31, 2002	$332,508	158,815	—	$491,323
Assets held for sale (3)
October 31, 2003	$3,692	2,772	—	$6,464
October 31, 2002	$5,595	3,371	—	$8,966

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets

(2)	Long-lived assets include cemetery property and net property and equipment.

(3)	See Note 11.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19) Segment Data—(Continued)

     A reconciliation of total segment gross profit to total earnings (loss) before income taxes and cumulative effect of change in accounting principles for fiscal years ended October 31, 2003, 2002 and 2001, is as follows:

	Year Ended October 31,

	2003	2002	2001

Gross profit for reportable segments	$120,371	$144,784	$151,187
Corporate general and administrative expenses	(20,183)	(17,261)	(18,020)
Loss on assets held for sale and other charges	—	(18,500)	(269,158)
Impairment of goodwill and long-lived assets	(107,300)	—	—
Interest expense	(53,478)	(62,339)	(63,572)
Loss on early extinguishment of debt	(11,289)	—	(9,120)
Investment income	287	505	5,212
Other income, net	2,122	2,132	7,170

Earnings (loss) before income taxes and cumulative effect of change in accounting principles	$(69,470)	$49,321	$(196,301)

	U.S. and
	Possessions (1)	Foreign (2)	Consolidated

Revenues from external customers
October 31, 2003	$522,058	—	$522,058
October 31, 2002	$538,826	42,495	$581,321
October 31, 2001	$551,530	115,403	$666,933
Gross profit
October 31, 2003	$120,371	—	$120,371
October 31, 2002	$139,536	5,248	$144,784
October 31, 2001	$135,131	16,056	$151,187
Long-lived assets (3)
October 31, 2003	$691,694	—	$691,694
October 31, 2002	$722,381	—	$722,381

(1)	Includes the Company’s operations in the United States and Puerto Rico.

(2)	Foreign revenue is based on the country in which the sales originate. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(3)	Long-lived assets include cemetery property and net property and equipment.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(20) Quarterly Financial Data (Unaudited)

Year Ended October 31, 2003 (1)	First	Second	Third	Fourth

Revenues	$131,217	$133,364	$128,779	$128,698
Gross profit	31,383	32,896	27,910	28,182
Net earnings (loss)	9,473	9,491	(2,499)	(89,933)
Earnings (loss) per common share:
Basic	.09	.09	(.02)	(.83)
Diluted	.09	.09	(.02)	(.83)

Year Ended October 31, 2002 (2)	First	Second	Third	Fourth

Revenues	$153,569	$150,989	$144,254	$132,509
Gross profit	40,976	40,139	33,396	30,273
Net earnings (loss)	12,673	12,879	(2,486)	8,800
Earnings (loss) per common share:
Basic	.12	.12	(.02)	.08
Diluted	.12	.12	(.02)	.08

(1)	Third quarter of fiscal year 2003 includes a charge of $11,289 ($7,338 after tax, or $.07 per share) in connection with the redemption of the ROARS. Fourth quarter of fiscal year 2003 includes a noncash charge of $107,300 ($97,100 after tax, or $.90 per share) in connection with goodwill impairment and long-lived asset impairment charges.

(2)	Third quarter of fiscal year 2002 includes a noncash charge of $18,500 ($11,200 after tax, or $.10 per share) in connection with the writedown of assets held for sale.

(21) Subsequent Events

     On December 4, 2003, the Company announced a restructuring and reduction of its workforce and plans to close or sell a number of small businesses, primarily funeral homes, most of which were previously acquired as part of a group in an acquisition and generally do not fit the Company’s operating profile. The Company will record a charge in the first quarter of fiscal year 2004 for severance and other costs associated with the workforce reductions in the range of $2,400 to $2,600 ($1,500 to $1,600 after tax, or $.01 per share).

     The Company received a $33,222 tax refund in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. The Company used this tax refund and cash on hand to reduce its outstanding debt balance to $467,247 as of January 2, 2004.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

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

     The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2004 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

     We have adopted the Stewart Enterprises, Inc. Code of Business Conduct and Ethics (the “code”), a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code is being filed as Exhibit 14 in this annual report on Form 10-K. Any substantive amendments to the code, or any waivers granted for any directors or our Chief Executive Officer, Chief Financial Officer or Corporate Controller will be disclosed in a report on Form 8-K.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2004 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2004 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Equity Compensation Plan Information

     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2003:

Number of Securities
Remaining Available For
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation Plans
	be Issued Upon Exercise	Outstanding	(Excluding Securities
	of Outstanding Options,	Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights	and Rights	Column)

Equity compensation plans approved by security holders (1)	6,787,624	$7.09	6,118,895
Equity compensation plans not approved by security holders	—	—	—

Total	6,787,624	$7.09	6,118,895

(1)	Consists of the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan, the Directors’ Stock Option Plan, the 2000 Directors’ Stock Option Plan and the 2003 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2004 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14. Principal Accounting Fees and Services

     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2004 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Stewart Enterprises, Inc.:

Our audits of the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries referred to in our report, which includes an explanatory paragraph related to the changes in the Company’s method of accounting for preneed activities related to merchandise and cemetery sales and services in 2001 and goodwill and other intangible assets in 2002, dated December 16, 2003 appearing in Item 8 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
December 16, 2003

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G

					Cumulative
	Balance at	Charged to	Charged to		effect of change
	beginning	costs and	other		in accounting	Balance at end
Description	of period	expenses	accounts	Write-offs	principles	of period

Current—Allowance for contract cancellations and doubtful accounts: (1)
Year ended October 31,
2003	$3,369	2,809	—	(2,635)	—	$3,543
2002	$5,348	4,139	—	(6,118)	—	$3,369
2001	$9,924	6,076	(2,825)	(6,138)	(1,689)	$5,348
Due after one year—Allowance for contract cancellations and doubtful accounts: (1)
Year ended October 31,
2003	$5,868	5,218	—	(4,507)	—	$6,579
2002	$8,875	7,360	—	(10,367)	—	$5,868
2001	$16,860	9,114	(203)	(15,121)	(1,775)	$8,875

(1) With the implementation of accounting changes effective November 1, 2000, the allowance for contract cancellations and doubtful accounts for installment contracts due within one year and due beyond one year in fiscal years 2002 and 2001 include receivables in the Company’s preneed property sales only. See Notes 4 and 8.

Item 15(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of September 24, 2003

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Indenture dated as of December 1, 1996 by and between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1996) and Supplemental Indenture dated April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 1998) and Second Supplemental Indenture dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2001)

4.4	Form of 6.70 percent Note due 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated August 14, 2001)

4.5	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.6	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003)

4.7	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.8	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

10.1	Lease Agreement dated February 29, 2000, between Stewart Building Enterprise, L.L.C. and Stewart Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000)

Management Contracts and Compensatory Plans or Arrangements

10.3	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the commission on August 21, 1991 (the “1991 Registration Statement”)), and amendment dated September 18, 1996 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, Commission File No. 0-19508 (the “1996 10-K”))

10.4	Retirement Benefits Agreement dated June 20, 2003, between the Company and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.5	Employment Agreement dated November 1, 2001, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.4 to the 2001 10-K); Amendment No.1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.6	Change of Control Agreement dated November 1, 2001, between the Company and William E. Rowe (incorporated by reference to Exhibit 10.6 to the 2001 10-K)

10.7	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and William E. Rowe (incorporated by reference to Exhibit 10.26 to the 1995 10-K)

10.8	Employment Agreement dated November 1, 2001, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.18 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.9	Change of Control Agreement dated November 1, 2001, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.20 to the 2001 10-K)

10.10	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K)

10.11	Employment Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.23 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.12	Change of Control Agreement dated November 1, 2001, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.25 to the 2001 10-K)

10.13	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K)

10.14	Employment Agreement dated November 1, 2001, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.28 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.15	Change of Control Agreement dated November 1, 2001, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.30 to the 2001 10-K)

10.16	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K)

10.17	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997)

10.18	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998)

10.19	Employment Agreement dated November 1, 2001, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.35 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); First Supplement to Appendix A dated April 30, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.21 to the 2002 10-K); Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.20	Change of Control Agreement dated November 1, 2001, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.37 to the 2001 10-K)

10.21	Indemnity Agreement dated April 20, 2000, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.22	Employment Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.40 to the 2001 10-K); First Supplement to Appendix A dated April 12, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.23	Change of Control Agreement dated November 1, 2001, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.42 to the 2001 10-K)

10.24	Indemnity Agreement dated January 31, 2000, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.25	Employment Agreement dated November 1, 2001, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.45 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); First Supplement to Appendix A dated April 12, 2002 to the Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.26	Change of Control Agreement dated November 1, 2001, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.46 to the 2001 10-K)

10.27	Employment Agreement dated November 1, 2001, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.47 to the 2001 10-K); Amendment No. 1 dated April 1, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Second Supplement to Appendix A to Employment Agreement dated June 25, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.28	Change of Control Agreement dated November 1, 2001, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.49 to the 2001 10-K)

10.29	Indemnity Agreement dated January 31, 2000, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2000)

10.30	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K)

10.31	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K)

10.32	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K); Amendment thereto dated January 1, 2003 (incorporated by reference to Exhibit 10.34 to the 2002 10-K); Commission File No. 0-19508

10.33	The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K); Commission File No. 0-19508

10.34	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 0-19508

10.35	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 0-19508

10.36	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s 2003 definitive proxy statement for the fiscal year ended October 31, 2002)

10.37	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.38	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000); Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.39	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 to the 2001 10-K)

10.40	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 to the 2001 10-K)

10.41	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

10.42	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

12	Calculation of Ratio of Earnings to Fixed Charges

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer

(b) Reports on Form 8-K

     The Company filed a Form 8-K on September 9, 2003, reporting under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition,” the earnings release for the quarter ended July 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2004.

STEWART ENTERPRISES, INC.

By:	/s/ WILLIAM E. ROWE

William E. Rowe
Chairman of the Board,
Chief Executive Officer
and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. ROWE

William E. Rowe	Chairman of the Board,	January 14, 2004
(Principal Executive Officer)	Chief Executive Officer
and President

/s/ KENNETH C. BUDDE

Kenneth C. Budde	Executive Vice President,	January 14, 2004
(Principal Financial Officer)	Chief Financial Officer
and a Director

/s/ MICHAEL G. HYMEL

Michael G. Hymel	Vice President,	January 14, 2004
(Principal Accounting Officer)	Corporate Controller and
Chief Accounting Officer

/s/ LESLIE R. JACOBS

Leslie R. Jacobs	Director	January 14, 2004

/s/ JOHN P. LABORDE

John P. Laborde	Director	January 14, 2004

/s/ ALDEN J. McDONALD, JR.

Alden J. McDonald, Jr.	Director	January 14, 2004

/s/ JAMES W. McFARLAND

James W. McFarland	Director	January 14, 2004

/s/ MICHAEL O. READ

Michael O. Read	Director	January 14, 2004

/s/ FRANK B. STEWART, JR.

Frank B. Stewart, Jr.	Director	January 14, 2004

Exhibit Index

3.2	By-laws of the Company, as amended and restated as of September 24, 2003

12	Calculation of Ratio of Earnings to Fixed Charges

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer