Form 10-Q
period 2004-01-31
STEWART ENTERPRISES INC
filed 2004-03-12
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2004
OR
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes  ☒  No  ☐

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of March 4, 2004, was 103,819,703 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2004	2003
Revenues:
Funeral	$74,196	$71,127
Cemetery	55,642	54,070

	129,838	125,197

Costs and expenses:
Funeral	51,429	52,240
Cemetery	41,568	41,880

	92,997	94,120

Gross profit	36,841	31,077
Corporate general and administrative expenses	3,913	4,300
Severance charge (Note 8)	1,993	—

Operating earnings	30,935	26,777
Interest expense	(12,521)	(13,577)
Investment income	69	87
Other income (expense), net	(154)	883

Earnings from continuing operations before income taxes	18,329	14,170
Income taxes	6,965	5,384

Earnings from continuing operations	11,364	8,786

Discontinued operations (Note 7):
Earnings from discontinued operations before income taxes	586	1,108
Income taxes	222	421

Earnings from discontinued operations	364	687

Net earnings	$11,728	$9,473

Basic earnings per common share:
Earnings from continuing operations	$.11	$.08
Earnings from discontinued operations	—	.01

Net earnings	$.11	$.09

Diluted earnings per common share:
Earnings from continuing operations	$.11	$.08
Earnings from discontinued operations	—	.01

Net earnings	$.11	$.09

Weighted average common shares outstanding (in thousands):
Basic	107,878	108,043

Diluted	108,098	108,320

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalent investments	$14,602	$18,585
Marketable securities	2,388	2,346
Receivables, net of allowances	61,919	97,203
Inventories	39,837	40,154
Prepaid expenses	2,629	2,887
Deferred income taxes, net	1,511	2,990
Assets held for sale (Note 7)	60,869	63,269

Total current assets	183,755	227,434
Receivables due beyond one year, net of allowances	76,536	76,374
Prearranged receivables, net	1,213,174	1,207,584
Goodwill	403,790	403,790
Deferred charges	246,725	247,067
Cemetery property, at cost	376,100	377,118
Property and equipment, at cost:
Land	37,306	37,350
Buildings	290,037	289,082
Equipment and other	157,800	155,429

	485,143	481,861
Less accumulated depreciation	186,296	181,801

Net property and equipment	298,847	300,060
Deferred income taxes, net	59,198	60,565
Other assets	1,161	1,238

Total assets	$2,859,286	$2,901,230

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
Current liabilities:
Current maturities of long-term debt	$13,812	$13,935
Accounts payable	6,834	7,274
Accrued payroll	8,288	8,596
Accrued insurance	18,948	19,243
Accrued interest	3,370	11,428
Other current liabilities	11,175	17,273
Income taxes payable	3,141	769
Liabilities associated with assets held for sale (Note 7)	39,494	41,223

Total current liabilities	105,062	119,741
Long-term debt, less current maturities	449,511	488,180
Prearranged deferred revenue, net	1,535,485	1,539,341
Other long-term liabilities	14,381	15,109

Total liabilities	2,104,439	2,162,371

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,730,725 and 104,172,151 shares at January 31, 2004 and October 31, 2003, respectively	104,731	104,172
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2004 and October 31, 2003; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	680,160	676,439
Accumulated deficit	(31,136)	(42,864)
Unearned restricted stock compensation	(1,359)	—
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(13)	(797)
Derivative financial instrument losses	(1,091)	(1,646)

Total accumulated other comprehensive loss	(1,104)	(2,443)

Total shareholders’ equity	754,847	738,859

Total liabilities and shareholders’ equity	$2,859,286	$2,901,230

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Unearned	Appreciation	Derivative
		Additional	Earnings	Restricted	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Stock	of	Instrument	Shareholders'
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
Balance October 31, 2003	$107,727	$676,439	$(42,864)	$—	$(797)	$(1,646)	$738,859
Comprehensive income:
Net earnings			11,728				11,728
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $457					746		746
Unrealized appreciation of investments, net of deferred tax expense of ($23)					38		38
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($298)						555	555

Total other comprehensive income	—	—	—	—	784	555	1,339

Total comprehensive income	—	—	11,728	—	784	555	13,067
Issuance of restricted stock awards		1,474		(1,474)			—
Amortization of unearned restricted stock compensation				115			115
Issuance of common stock	609	2,518					3,127
Purchase and retirement of common stock	(50)	(271)					(321)

Balance January 31, 2004	$108,286	$680,160	$(31,136)	$(1,359)	$(13)	$(1,091)	$754,847

(1)	Amount includes 104,731 and 104,172 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2004 and October 31, 2003, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$11,728	$9,473
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,883	13,436
Provision for doubtful accounts	2,315	2,009
Net loss realized on marketable securities	1,204	—
Net gains on sale of assets	(803)	(1,038)
Provision for deferred income taxes	1,739	5,777
Changes in assets and liabilities:
(Increase) decrease in other receivables	29,742	(4,507)
Decrease in deferred charges	1,732	1,606
(Increase) decrease in inventories and cemetery property	775	(180)
Decrease in accounts payable and accrued expenses	(7,354)	(19,401)
Change in prearranged activity	(9,953)	(7,962)
Prearranged acquisition costs	(7,437)	(8,019)
Increase (decrease) in other	(580)	1,122

Net cash provided by (used in) operating activities	35,991	(7,684)

Cash flows from investing activities:
Proceeds from sale of assets, net	859	1,830
Additions to property and equipment	(4,806)	(3,052)
Other	(42)	94

Net cash used in investing activities	(3,989)	(1,128)

Cash flows from financing activities:
Repayments of long-term debt	(38,791)	(2,682)
Issuance of common stock	3,127	313
Purchase and retirement of common stock	(321)	—

Net cash used in financing activities	(35,985)	(2,369)

Net decrease in cash	(3,983)	(11,181)
Cash and cash equivalents, beginning of period	18,585	28,190

Cash and cash equivalents, end of period	$14,602	$17,009

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(33,100)	$25
Interest	$19,000	$21,900

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

     (a) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2004, the Company owned and operated 291 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico.

     (b) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 7 for a discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale.

     (c) Interim Disclosures

     The information as of January 31, 2004, and for the three months ended January 31, 2004 and 2003, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2004.

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

     (f) Prearranged Trust Receivable and Prearranged Deferred Revenue

     The Company evaluates the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets is below the recorded prearranged trust receivable balance. A prearranged trust receivable is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable is deemed to be impaired, a valuation allowance is provided on the trust receivable to reduce it to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There is no income statement impact as long as the deferred revenue is not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated costs to deliver the underlying products or services, the Company would record a charge to earnings. During fiscal year 2002, the Company recorded a valuation allowance of $20,000 related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. This valuation allowance was deemed necessary due to a decline in the overall market value of the underlying trust funds. During fiscal year 2003, the valuation allowance was decreased by $15,500 due to an increase in the market value of the underlying trust funds, which resulted in an increase in prearranged receivables and prearranged deferred revenue. Accordingly, the valuation allowance as of October 31, 2003 was $4,500. During the first quarter of fiscal year 2004, the valuation allowance was decreased by $500, which resulted in an increase in prearranged receivables and prearranged deferred revenue. Thus, as of January 31, 2004, the valuation allowance was $4,000. There were no charges to earnings during these periods as a result of these valuation allowances.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     The Company’s accounting for goodwill changed in the first quarter of fiscal year 2002 with the implementation of SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. The Company did not record any impairment loss upon the implementation of SFAS No. 142 in fiscal year 2002. In the fourth quarter of each fiscal year, the Company compares the fair value with the book value for each reporting unit. As a result of the annual goodwill impairment review that occurred during the fourth quarter of fiscal year 2003, the Company recorded a noncash goodwill impairment charge of $73,000 in the fourth quarter of fiscal year 2003 related to its cemetery segment. Prior to the implementation of SFAS No. 142, the Company amortized goodwill principally over 40 years using the straight-line method. Goodwill amounted to $403,790 as of January 31, 2004 and October 31, 2003.

     (i) Stock-Based Compensation

     At January 31, 2004, the Company had five stock-based employee compensation plans, which are described in more detail in Note 17 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	January 31,
	2004	2003
Net earnings	$11,728	$9,473
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(346)	(727)

Pro forma net earnings	$11,382	$8,746

Net earnings per common share:
Basic – as reported	$.11	$.09

Basic – pro forma	$.11	$.08

Diluted – as reported	$.11	$.09

Diluted – pro forma	$.11	$.08

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (j) Funeral Revenue

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

     Prearranged funeral services and merchandise generally are funded either through trust funds or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust funds or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed funeral trust funds or escrow accounts as prearranged deferred revenue on the balance sheet until the underlying service or merchandise is delivered.

     Earnings are withdrawn from trust funds or escrow accounts only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Even so, such withdrawn earnings are not recognized as revenue until the related funeral services are performed or merchandise delivered. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds, including the buildup in the face value of the insurance contracts, are available to the Company as funeral services and merchandise are delivered.

     Funeral services sold at the time of need are recorded as funeral revenue in the period the funeral is performed.

     (k) Cemetery Revenue

     The Company sells preneed cemetery merchandise under contracts that provide for delivery of the merchandise at the time of need. Preneed cemetery merchandise sales are recorded as cemetery revenue in the period the merchandise is delivered.

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

     Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trust funds. The income from these funds, which has been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in trust in perpetuity. Accordingly, the trust fund corpus is not reflected in the consolidated financial statements. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

     Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.

     (l) Allowance for Doubtful Accounts

     The Company establishes an allowance based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience.

     (m) Income Taxes

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

     The Company received a $33,222 income tax refund in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. The Company used this refund to reduce the outstanding balance of its Term Loan B.

     (n) Earnings Per Common Share

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

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program that allows the Company to invest up to $25,000 in repurchases of its Class A common stock. The repurchases are limited to the Company’s Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the program through January 31, 2004, the Company had repurchased 788,500 shares of its Class A common stock at an average price of $4.15 per share.

     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers. The restricted stock vests equally on October 31, 2004, October 31, 2005 and October 31, 2006. As the restricted stock vests, it will increase the weighted average number of common shares outstanding in each period.

     (o) Derivatives

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

     (p) Reclassifications

     Certain reclassifications have been made to the 2003 consolidated statement of earnings and balance sheet in order for these periods to be comparable due to the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the first quarter of fiscal year 2004. These reclassifications had no effect on net earnings or shareholders’ equity.

(2) Change in Accounting Principles

     (a) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. Impairment losses recognized as a result of an impairment test will be included in operating income. Goodwill of a reporting unit must be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the Company’s annual evaluation of goodwill in the fourth quarter of fiscal year 2003, the Company recorded a goodwill impairment charge in the fourth quarter of fiscal year 2003 of $73,000. The carrying amount of goodwill at January 31, 2004 and October 31, 2003 amounted to $403,790.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

     (b) Other Changes

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. For additional information regarding the Company’s adoption of SFAS No. 144, see Note 7.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB issued a revision to FIN 46 (“FIN 46R”) in December 2003. FIN 46 and FIN 46R apply immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company will implement the provisions of FIN 46 in the second quarter of fiscal year 2004 and though no final decision has been made as of this time, it currently plans to consolidate into its balance sheets its preneed funeral, preneed cemetery and perpetual care trust funds and escrow accounts at fair value, as a result of such implementation. The ultimate resolution for the accounting for the trusts and the associated trust investment income has not been determined and could potentially result in a material impact on the Company’s financial position and results of operations. The Company has not been able to quantify the impact, if any, at this time.

     In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added such as information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of the original SFAS No. 132 remain in effect until the provisions of this statement are adopted. Except as noted, this statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of revised SFAS No. 132 will have no impact on the Company’s financial condition or results of operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Commitments and Contingencies

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

(4) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2004
Earnings from continuing operations	$11,364

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,364	107,878	$.11

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	220

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$11,364	108,098	$.11

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2003
Earnings from continuing operations	$8,786

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,786	108,043	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	277

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$8,786	108,320	$.08

     Options to purchase 3,879,136 shares of common stock at prices ranging from $5.44 to $27.25 per share were outstanding during the three months ended January 31, 2004 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Reconciliation of Basic and Diluted Per Share Data—(Continued)

common shares. These options expire between July 31, 2004 and December 22, 2013. Options to purchase 4,110,061 shares of common stock at prices ranging from $5.50 to $27.25 per share were outstanding during the three months ended January 31, 2003 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

(5) Segment Data

     The Company’s primary reportable operating segments are based on products and services and include funeral and cemetery operations. Pursuant to SFAS No. 144, the operating results of the Company’s businesses identified for sale that meet the criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings (see Note 7). Accordingly, the results of operations included in the segment information below reflect only the Company’s continuing operations.

     The Company’s reportable segment information is as follows:

			Consolidated
	Funeral	Cemetery	Totals
Revenues from external customers:
Three months ended January 31,
2004	$74,196	55,642	$129,838
2003	$71,127	54,070	$125,197
Gross profit:
Three months ended January 31,
2004	$22,767	14,074	$36,841
2003	$18,887	12,190	$31,077
Goodwill:
January 31, 2004	$318,851	84,939	$403,790
October 31, 2003	$318,851	84,939	$403,790

     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three months ended January 31, 2004 and 2003 is as follows:

	Three Months Ended
	January 31,
	2004	2003
Gross profit for reportable segments	$36,841	$31,077
Corporate general and administrative expenses	(3,913)	(4,300)
Severance charge	(1,993)	—
Interest expense	(12,521)	(13,577)
Investment income	69	87
Other income (expense), net	(154)	883

Earnings from continuing operations before income taxes	$18,329	$14,170

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of January 31, 2004 and October 31, 2003 and for the three months ended January 31, 2004 and 2003, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$69,182	$5,014	$—	$74,196
Cemetery	—	50,125	5,517	—	55,642

	—	119,307	10,531	—	129,838

Costs and expenses:
Funeral	—	48,416	3,013		51,429
Cemetery	—	37,284	4,284	—	41,568

	—	85,700	7,297	—	92,997

Gross profit	—	33,607	3,234	—	36,841
Corporate general and administrative expenses	3,913	—	—	—	3,913
Severance charge	363	1,614	16	—	1,993

Operating earnings (loss)	(4,276)	31,993	3,218	—	30,935
Interest income (expense)	9,624	(20,118)	(2,027)	—	(12,521)
Investment income	69	—	—	—	69
Other income (expense), net	(573)	355	64	—	(154)

Earnings from continuing operations before income taxes	4,844	12,230	1,255	—	18,329
Income taxes	1,401	4,647	917	—	6,965

Earnings from continuing operations	3,443	7,583	338	—	11,364

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	627	(41)	—	586
Income taxes	—	222	—	—	222

Earnings (loss) from discontinued operations	—	405	(41)	—	364

Net earnings before equity in subsidiaries	3,443	7,988	297	—	11,728

Equity in subsidiaries	8,285	—	—	(8,285)	—

Net earnings	11,728	7,988	297	(8,285)	11,728
Other comprehensive income, net	1,339	—	—	—	1,339

Comprehensive income	$13,067	$7,988	$297	$(8,285)	$13,067

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,365	$4,762	$—	$71,127
Cemetery	—	47,946	6,124	—	54,070

	—	114,311	10,886	—	125,197

Costs and expenses:
Funeral	—	49,182	3,058	—	52,240
Cemetery	—	37,064	4,816	—	41,880

	—	86,246	7,874	—	94,120

Gross profit	—	28,065	3,012	—	31,077
Corporate general and administrative expenses	4,300	—	—	—	4,300

Operating earnings (loss)	(4,300)	28,065	3,012	—	26,777
Interest income (expense)	7,271	(18,823)	(2,025)	—	(13,577)
Investment income	87	—	—	—	87
Other income, net	245	566	72	—	883

Earnings from continuing operations before income taxes	3,303	9,808	1,059	—	14,170
Income taxes	841	3,727	816	—	5,384

Earnings from continuing operations	2,462	6,081	243	—	8,786

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	1,232	(124)	—	1,108
Income taxes	—	421	—	—	421

Earnings (loss) from discontinued operations	—	811	(124)	—	687

Net earnings before equity in subsidiaries	2,462	6,892	119	—	9,473

Equity in subsidiaries	7,011	—	—	(7,011)	—

Net earnings	9,473	6,892	119	(7,011)	9,473
Other comprehensive income, net	89	—	—	—	89

Comprehensive income	$9,562	$6,892	$119	$(7,011)	$9,562

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	January 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$16,630	$(1,943)	$(85)	$—	$14,602
Marketable securities	1,088	26	1,274	—	2,388
Receivables, net of allowances	5,252	41,999	14,668	—	61,919
Inventories	305	33,210	6,322	—	39,837
Prepaid expenses	694	1,899	36	—	2,629
Deferred income taxes, net	8	1,503	—	—	1,511
Assets held for sale	—	55,516	5,353	—	60,869

Total current assets	23,977	132,210	27,568	—	183,755
Receivables due beyond one year, net of allowances	166	61,614	14,756	—	76,536
Prearranged receivables, net	—	1,169,351	43,823	—	1,213,174
Goodwill	—	366,157	30,433	7,200	403,790
Deferred charges	6,523	220,790	19,412	—	246,725
Cemetery property, at cost	—	352,891	23,209	—	376,100
Property and equipment, at cost	31,873	419,849	33,421	—	485,143
Less accumulated depreciation	17,877	157,418	11,001	—	186,296

Net property and equipment	13,996	262,431	22,420	—	298,847
Deferred income taxes, net	17,767	29,323	12,710	(602)	59,198
Investment in subsidiaries	82,403	—	—	(82,403)	—
Other assets	104	1,057	—	—	1,161

Total assets	$144,936	$2,595,824	$194,331	$(75,805)	$2,859,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,812	$—	$—	$—	$13,812
Accounts payable	706	5,804	324	—	6,834
Accrued expenses and other current liabilities	11,038	28,790	5,094	—	44,922
Liabilities associated with assets held for sale	—	35,190	4,304	—	39,494

Total current liabilities	25,556	69,784	9,722	—	105,062
Long-term debt, less current maturities	419,511	—	30,000	—	449,511
Intercompany payables, net	(1,065,464)	1,032,267	33,197	—	—
Prearranged deferred revenue, net	—	1,424,419	111,066	—	1,535,485
Other long-term liabilities	10,486	3,895	—	—	14,381

Total liabilities	(609,911)	2,530,365	183,985	—	2,104,439

Common stock	108,286	426	52	(478)	108,286
Other	647,665	65,033	10,294	(75,327)	647,665
Accumulated other comprehensive loss	(1,104)	—	—	—	(1,104)

Total shareholders’ equity	754,847	65,459	10,346	(75,805)	754,847

Total liabilities and shareholders’ equity	$144,936	$2,595,824	$194,331	$(75,805)	$2,859,286

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	40,852	14,525	—	97,203
Inventories	325	33,323	6,506	—	40,154
Prepaid expenses	713	2,137	37	—	2,887
Deferred income taxes, net	1,434	1,556	—	—	2,990
Assets held for sale	—	57,892	5,377	—	63,269

Total current assets	64,321	135,308	27,805	—	227,434
Receivables due beyond one year, net of allowances	147	61,118	15,109	—	76,374
Prearranged receivables, net	—	1,165,181	42,403	—	1,207,584
Goodwill	—	366,157	30,433	7,200	403,790
Deferred charges	7,271	218,816	20,980	—	247,067
Cemetery property, at cost	—	353,885	23,233	—	377,118
Property and equipment, at cost	31,697	416,293	33,871	—	481,861
Less accumulated depreciation	16,942	154,004	10,855	—	181,801

Net property and equipment	14,755	262,289	23,016	—	300,060
Deferred income taxes, net	17,767	30,690	12,710	(602)	60,565
Investment in subsidiaries	74,118	—	—	(74,118)	—
Other assets	104	1,134	—	—	1,238

Total assets	$178,483	$2,594,578	$195,689	$(67,520)	$2,901,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	6,543	383	—	7,274
Accrued expenses and other current liabilities	20,865	33,001	3,443	—	57,309
Liabilities associated with assets held for sale	—	36,909	4,314	—	41,223

Total current liabilities	35,148	76,453	8,140	—	119,741
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,064,814)	1,031,018	33,796	—	—
Prearranged deferred revenue, net	—	1,425,637	113,704	—	1,539,341
Other long-term liabilities	11,110	3,999	—	—	15,109

Total liabilities	(560,376)	2,537,107	185,640	—	2,162,371

Common stock	107,727	426	52	(478)	107,727
Other	633,575	57,045	9,997	(67,042)	633,575
Accumulated other comprehensive loss	(2,443)	—	—	—	(2,443)

Total shareholders’ equity	738,859	57,471	10,049	(67,520)	738,859

Total liabilities and shareholders’ equity	$178,483	$2,594,578	$195,689	$(67,520)	$2,901,230

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$35,237	$206	$548	$—	$35,991

Cash flows from investing activities:
Proceeds from sale of assets, net	(772)	1,631	—	—	859
Additions to property and equipment	(175)	(4,511)	(120)	—	(4,806)
Other	—	(40)	(2)	—	(42)

Net cash used in investing activities	(947)	(2,920)	(122)	—	(3,989)

Cash flows from financing activities:
Repayments of long-term debt	(38,791)	—	—	—	(38,791)
Intercompany receivables (payables)	(650)	1,249	(599)	—	—
Issuance of common stock	3,127	—	—	—	3,127
Purchase and retirement of common stock	(321)	—	—	—	(321)

Net cash provided by (used in) financing activities	(36,635)	1,249	(599)	—	(35,985)

Net decrease in cash	(2,345)	(1,465)	(173)	—	(3,983)
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$16,630	$(1,943)	$(85)	$—	$14,602

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Discontinued Operations and Assets Held for Sale

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit the Company’s operating profile. As required by the Company’s credit agreement, the Company plans to use substantially all of the proceeds from businesses held for sale to reduce its debt. The Company determined that the carrying value of a number of these businesses exceeded their fair value. As a result, the Company recorded an impairment charge of $34,300 during the fourth quarter of fiscal year 2003. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 to classify these operations as held for sale or discontinued operations in the fourth quarter of fiscal year 2003. The operating results of those businesses that met the criteria in SFAS No. 144 in the first quarter of fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings.

     The assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At January 31, 2004 and October 31, 2003, the assets held for sale (excluding $16 and $17 of cash and cash equivalent investments of the operations held for sale as of January 31, 2004 and October 31, 2003, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain assets, primarily funeral homes.

     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at January 31, 2004 and October 31, 2003 and the operating results of the discontinued operations for the three months ended January 31, 2004 and 2003 are as follows:

Assets	January 31, 2004	October 31, 2003
Receivables, net of allowances	$3,904	$3,866
Inventories and other current assets	4,176	4,007
Net property and equipment	14,063	14,712
Prearranged receivables, net	29,357	30,228
Deferred charges and other assets	8,699	9,786
Cemetery property	670	670

Assets held for sale(1)	$60,869	$63,269

Liabilities
Deferred income taxes, net	$2,209	$2,542
Prearranged deferred revenue, net	37,285	38,681

Liabilities associated with assets held for sale	$39,494	$41,223

(1)	Perpetual care trust funds are not reflected on the consolidated balance sheet as the principal must remain in perpetuity. The cost and market values of the perpetual care trust funds for the assets held for sale were $1,917 and $1,732, respectively, at January 31, 2004 and $1,823 and $1,593, respectively, at October 31, 2003.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Discontinued Operations and Assets Held for Sale—(Continued)

	Three Months Ended January 31,
	2004	2003
Revenue:
Funeral	$4,797	$5,609
Cemetery	408	411

	$5,205	$6,020

Gross profit:
Funeral	$478	$223
Cemetery	96	83

	574	306
Other income(1)	12	802

Earnings from discontinued operations before income taxes	$586	$1,108

(1)	Other income for the three months ended January 31, 2004 includes a loss of approximately $80 related to the sale of several businesses. Other income for the three months ended January 31, 2003 includes a gain of approximately $790 related to the sale of two businesses.

(8) Severance Charge

     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. In the markets in which the Company operates, declining deaths in recent years have resulted in reduced activity in many of its businesses, requiring fewer employees. Additionally, the Company restructured for a flatter organization to bring leadership closer to those individuals who have the greatest potential to improve the performance of each location. The total charge for severance and other costs associated with the workforce reductions is expected to be approximately $2,314. In the first quarter of fiscal year 2004, the Company recorded a charge of $1,993 ($1,236 after tax, or $.01 per share) for these severance costs. There are approximately $321 in severance and other costs remaining under the workforce reduction plan, which is expected to be completed by June 1, 2004.

(9) Funeral and Cemetery Trust Funds and Escrow Accounts

     Amounts due from preneed funeral and preneed cemetery trust and escrow accounts are included in the prearranged receivables line in the Company’s consolidated balance sheet. As discussed in Note 1(f), the Company recorded a valuation allowance of $20,000 as of October 31, 2002, related to its prearranged receivables from its trust funds, which resulted in a reduction in prearranged receivables and prearranged deferred revenue. This valuation allowance was deemed necessary due to a decline in the overall market value of the underlying trust funds. During fiscal year 2003, the valuation allowance was decreased by $15,500 due to an increase in the market value of the underlying trust funds, which resulted in an increase in prearranged receivables and prearranged deferred revenue. Thus, the valuation allowance as of October 31, 2003 was $4,500. During the first quarter of fiscal year 2004, the valuation allowance was decreased by $500, which resulted in an increase to prearranged receivables and prearranged deferred revenue. Accordingly, as of January 31, 2004, the valuation allowance was $4,000. For further information regarding prearranged receivables, see Note 4 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The Company’s perpetual care trust fund accounts are not reflected in the accompanying financial statements. For further information regarding the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Funeral and Cemetery Trust Funds and Escrow Accounts—(Continued)

perpetual care trust funds, see Note 5 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     The following reflects the Company’s preneed funeral, preneed cemetery and perpetual care trust fund and escrow account balances, excluding the trust fund and escrow account balances of the assets held for sale, as of January 31, 2004 and October 31, 2003.

	Funeral		Cemetery		Perpetual Care
	January 31,	October 31,	January 31,	October 31,	January 31,	October 31,
	2004	2003	2004	2003	2004	2003
Total value at cost	$530,280	$528,825	$231,501	$230,796	$226,679	$223,927
Net unrealized depreciation	(60,943)	(79,926)	(37,511)	(44,833)	(18,293)	(23,445)

Total value at market	$469,337	$448,899	$193,990	$185,963	$208,386	$200,482

(10) Consolidated Comprehensive Income

     Consolidated comprehensive income for the three months ended January 31, 2004 and 2003 is as follows:

	Three Months Ended January 31,
	2004	2003
Net earnings	$11,728	$9,473
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $457	746	—
Unrealized appreciation of investments, net of deferred tax expense of ($23) and ($28), respectively	38	44
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($298) and ($28), respectively	555	45

Total other comprehensive income	1,339	89

Total comprehensive income	$13,067	$9,562

(11) Guarantees

     The Company’s obligations under its senior secured credit facility are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. The senior subordinated notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries including the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries. For additional information regarding the senior secured credit facility and senior subordinated notes, see Note 13 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future asset and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

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

     As of January 31, 2004, the Company has guaranteed long-term debt of its subsidiaries of approximately $3,366 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

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

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12) Related Party Transactions—(Continued)

purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at January 31, 2004, including accrued interest, was approximately $970.

     The father of G. Kenneth Stephens, Jr., Senior Vice President and President of the Company’s eastern division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. During the first quarter of fiscal year 2004 and in fiscal year 2003, the Company paid Cemetery Funeral Supply, Inc. $46 and $281, respectively.

(13) Subsequent Events

     In February 2004, the Company amended its credit agreement to reduce the applicable margin on its Term Loan B to 250 basis points. The previous margin ranged from 312.5 basis points to 337.5 basis points, subject to quarterly adjustments based on the Company’s consolidated leverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of March 4, 2004, we owned and operated 290 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico.

     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust fund earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and Note 1 to the consolidated financial statements included herein. In connection with our implementation of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in our next fiscal quarter, we may be required to materially change how we account for our trust funds and escrow accounts and earnings from our trust funds and escrow accounts. For further discussion, see Note 2 to the consolidated financial statements included herein.

     Our funeral and cemetery businesses include prearranged sales funded through trust and escrow arrangements. The cemetery business includes maintenance of cemetery grounds funded through perpetual care trust funds. Under our current accounting practices, we defer all of the earnings realized by our preneed funeral and preneed cemetery trust funds and escrow accounts until the underlying merchandise or services are delivered. We recognize the earnings from our perpetual care trust funds as they are realized in the trust.

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trust funds. However, the average annual realized return on our domestic trust funds was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent and 2.3 percent for fiscal years 2000, 2001, 2002, 2003 and the three months ended January 31, 2004, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. Under our current accounting practices, we defer recognition of all earnings and losses realized by preneed funeral and cemetery trust funds until the underlying products and services are delivered. Consequently, the lower investment returns realized reduced the trust earnings recognized as revenue in 2003 and did so again in the first quarter of 2004. Under our current accounting practices, we recognize all earnings and losses realized by our perpetual care trust funds currently including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and returns on fixed-income investments are expected to continue to put pressure on perpetual care trust earnings recognized during the current year. Because approximately 50 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve as the performance of the overall stock market improves.

     As disclosed in Note 9 to the consolidated financial statements, our preneed funeral and preneed cemetery trust funds and escrow accounts had net unrealized depreciation of $60.9 million and $37.5 million, respectively, as of January 31, 2004. Under our current accounting practices, unrealized gains and losses in the funeral and cemetery trust funds and escrow accounts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in our backlog. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. We project that with approximately 1.0 percent to 3.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, we would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. As discussed in Note 9 to the consolidated financial statements, our perpetual care trust fund accounts had net unrealized depreciation of $18.3 million as of January 31, 2004. Under our current accounting practices, unrealized gains and losses in the perpetual care trust funds do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

     For a discussion of our forecasts for continuing operations in fiscal year 2004 and the principal assumptions underlying the forecasts, see the discussion under the heading “Forward-Looking Statements.”

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. There have been no changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Results of Operations

     In December 2003, we announced our plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” businesses held for sale or sold that meet certain criteria in SFAS No. 144 are to be classified as discontinued operations. Thus, in the first quarter of fiscal year 2004, the businesses that met the criteria and businesses sold during fiscal years 2003 and 2004 were classified as discontinued operations. The following discussion segregates the financial results of continuing operations into our funeral and cemetery segments. As there have been no material acquisitions or construction of new locations in fiscal years 2004 and 2003, results from continuing operations reflect those of same store locations.

     Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003—Continuing Operations

Funeral Segment

	Three Months Ended
	January 31,
			Increase
	2004	2003	(Decrease)
	(In millions)
Total Funeral Revenue	$74.2	$71.1	$3.1
Total Funeral Costs	51.4	52.2	(.8)

Total Funeral Gross Profit	$22.8	$18.9	$3.9

     Funeral revenue from continuing operations increased $3.1 million, or 4.4 percent, for the three months ended January 31, 2004, compared to the corresponding period in 2003. The increase in funeral revenue was primarily due to a 2.2 percent increase in the number of funeral services performed by our same store businesses, combined with an increase in the average revenue per funeral service for these businesses. Our same store businesses achieved a 4.2 percent increase in the average price paid per traditional funeral service and a 4.6 percent increase in the average price paid per cremation service. The average revenue per call increase was negatively impacted by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trust funds during previous years, and by a decrease in the proportion of funerals that were traditional funeral services. This resulted in an overall 1.2 percent increase in the average revenue per call for our same store businesses.

     Funeral gross profit margin from continuing operations increased from 26.6 percent in the first quarter of fiscal year 2003 to 30.7 percent in the first quarter of fiscal year 2004. The increase is primarily due to the increase in revenue as discussed above, combined with reduced funeral costs, primarily salaries, wages and benefits, resulting from our cost reduction initiatives. The cremation rate for our same store operations was 36.5 percent for the quarter ended January 31, 2004 compared to 35.8 percent for the quarter ended January 31, 2003.

Cemetery Segment

	Three Months Ended
	January 31,
			Increase
	2004	2003	(Decrease)
	(In millions)
Total Cemetery Revenue	$55.6	$54.1	$1.5
Total Cemetery Costs	41.6	41.9	(.3)

Total Cemetery Gross Profit	$14.0	$12.2	$1.8

     Cemetery revenue from continuing operations increased $1.5 million, or 2.8 percent, for the three months ended January 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in preneed cemetery property sales. Preneed cemetery property sales increased 8 percent in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. We attribute this improvement to our cemetery property sales initiative announced in September 2003.

     We experienced an annualized average return, excluding unrealized gains and losses, of 4.7 percent in our perpetual care trust funds for the quarter ended January 31, 2004 resulting in revenue of $2.4 million, compared to 4.2 percent for the corresponding period in 2003 resulting in revenue of $1.9 million.

     Cemetery gross profit margin from continuing operations increased from 22.5 percent in the first quarter of fiscal year 2003 to 25.2 percent in the first quarter of fiscal year 2004. The increase is primarily due to an increase in preneed cemetery property sales, combined with reduced cemetery costs, primarily salaries, wages and benefits, resulting from our cost reduction initiatives.

Discontinued Operations

     In accordance with SFAS No. 144, we review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. We determined that the carrying value of a number of these businesses exceeded their fair value. As a result, we recorded an impairment charge of $34.3 million during the fourth quarter of fiscal year 2003. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results. Although we identified these businesses during the fourth quarter of fiscal year 2003, we did not meet all of the criteria in SFAS No. 144 to classify these operations as held for sale or discontinued operations in the fourth quarter of fiscal year 2003. The operating results of those businesses that met the criteria in SFAS No. 144 in the first quarter of fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the three months ended January 31, 2004 and 2003 was a loss of approximately $.1 million and a gain of approximately $.8 million, respectively, related to the sale of businesses.

Other

     Corporate general and administrative expenses for the three months ended January 31, 2004 decreased $.4 million compared to the same period in 2003 primarily due to decreased salaries and benefits.

     In December 2003, we announced a reduction and restructuring of our workforce. We recorded a charge of $2.0 million in the first quarter of fiscal year 2004 for severance and other related costs. This charge is presented in the “Severance charge” line item in the consolidated statements of earnings.

     Total depreciation and amortization was $12.9 million for the first quarter of fiscal year 2004 compared to $13.4 million for the same period in 2003. Depreciation and amortization from continuing operations was $12.7 million for the first quarter of fiscal year 2004 compared to $12.9 million for the same period in 2003.

     Interest expense decreased $1.1 million to $12.5 million for the first quarter of fiscal year 2004 compared to $13.6 million for the same period in 2003. The decrease is due to a $65.0 million decrease in the average debt outstanding, partially offset by a 21 basis point increase in the average interest rate during the quarter ended January 31, 2004 compared to the quarter ended January 31, 2003.

     Other income (expense), net decreased from $.9 million in the first quarter of fiscal year 2003 to ($.2) million in the first quarter of fiscal year 2004 primarily due to the writedown of certain marketable securities in the first quarter of 2004, which had market value losses that were deemed to be other than temporary.

     As of January 31, 2004 and March 4, 2004, our outstanding debt totaled $463.3 million and $462.3 million, respectively. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreements in effect as of January 31, 2004, approximately 83 percent was fixed-rate debt, with the remaining 17 percent subject to short-term variable interest rates averaging approximately 3.9 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, expiring on March 11, 2004 and March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed- rate debt bearing interest at the fixed swap rate plus such applicable margin. As of January 31, 2004, the effective rate of the debt hedged by the interest rate swaps was 7.025 percent and 7.64 percent on each $50.0 million swapped.

Preneed Sales and Deliveries

     In the third quarter of fiscal year 2003, we increased our focus on preneed funeral sales as part of our operating initiatives, and since then have seen significant increases. Preneed funeral sales increased 17 percent in the first quarter of fiscal year 2004 compared to the same period in 2003.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $37.3 million in preneed sales to our funeral and cemetery merchandise and services backlog during the three months ended January 31, 2004 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $35.2 million for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $42.7 million for the three months ended January 31, 2004, compared to $43.9 million for the corresponding period in 2003.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $36.0 million for the three months ended January 31, 2004, compared to using cash of $7.7 million for the corresponding period in 2003, primarily due to the $33.2 million tax refund received during the first quarter of fiscal year 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. The increase is also a result of the improvement in earnings combined with a $4.0 million increase in accrued expenses due to the timing of payroll.

     Our investing activities resulted in a net cash outflow of $4.0 million for the three months ended January 31, 2004, compared to a net cash outflow of $1.1 million for the comparable period in 2003. For the three months ended January 31, 2004, capital expenditures amounted to $4.8 million, which included $3.9 million for maintenance capital expenditures and $.9 million for new growth initiatives, compared to capital expenditures of $3.1 million in the same period in 2003, which included $2.9 million for maintenance capital expenditures and $.2 million for new growth initiatives.

     Our financing activities resulted in a net cash outflow of $36.0 million for the three months ended January 31, 2004, compared to a net cash outflow of $2.4 million for the comparable period in 2003. The change is primarily due to repayments of long-term debt of $38.8 million in the three months ended January 31, 2004, compared to $2.7 million in the comparable period of 2003. The repayment of long-term debt in 2004 resulted from the use of the $33.2 million tax refund to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004.

Contractual Obligations and Commercial Commitments

     As of January 31, 2004, our outstanding debt balance was $463.3 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2004.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$463.3	$10.3	$152.2	$300.2	$.6
Operating lease obligations (2)	43.0	4.2	12.7	7.9	18.2
Non-competition and other agreements(3)	13.4	4.0	7.3	1.8	.3

	$519.7	$18.5	$172.2	$309.9	$19.1

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2004.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 16 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of January 31, 2004 are $4.2 million, $4.7 million, $4.3 million, $3.7 million, $3.3 million and $22.8 million for the years ending October 31, 2004, 2005, 2006, 2007, 2008 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to two former executive officers payable over the next two years.

     As stated above, we received a $33.2 million tax refund in the first quarter of fiscal year 2004, which was used to reduce our outstanding Term Loan B. As required by our credit agreement, we plan to use substantially all of the proceeds from businesses held for sale and the approximate $12 million of remaining income tax benefits related to the sale of our foreign operations, the majority of which we expect to receive over the next three years, to reduce our debt. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2004.

				Other,
				Principally
				Seller
Fiscal	Revolving		Senior	Financing of
Year Ending	Credit	Term	Subordinated	Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2004	$—	$7.5	$—	$2.8	$10.3
2005	79.0	70.2	—	1.7	150.9
2006	—	—	—	.8	.8
2007	—	—	—	.5	.5
2008	—	—	300.0	.2	300.2
Thereafter	—	—	—	.6	.6

Total long-term debt	$79.0	$77.7	$300.0	$6.6	$463.3

     We had $14.9 million of outstanding letters of credit as of January 31, 2004, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of January 31, 2004, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future. As of January 31, 2004 and March 4, 2004, there was $79.0 million drawn on our $175.0 million revolving credit facility. As of January 31, 2004 and March 4, 2004, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation was $40.0 million.

     Under our credit agreement, if there is no default or event of default, we may pay cash dividends and repurchase our stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15.0 million, or, if our consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25.0 million. Under the restrictions in our debt agreements, as of January 31, 2004, we could use up to $15.0 million to pay dividends or repurchase our stock during fiscal year 2004. Since the inception of our stock repurchase program in June 2003 through March 4, 2004, we had repurchased 1,735,000 shares of our Class A common stock at an average price of $5.30 per share. The credit agreement limits capital expenditures (excluding the costs of acquisitions as defined in the amendment) in any fiscal year to $35.0 million, with a provision for the carryover of permitted but unused amounts under specified circumstances. The costs of acquisitions in any fiscal year are limited to $50.0 million, with a provision for the carryover of permitted but unused amounts under specified circumstances. In February 2004, we amended our credit agreement to reduce our applicable margin on our Term Loan B to 250 basis points. The previous margin ranged from 312.5 basis points to 337.5 basis points, subject to quarterly adjustments based on our consolidated leverage ratio.

     We expect to be able to pay our debt coming due in fiscal year 2004 using cash from operations or by drawing on our revolving credit facility. It is not our intention to pay all remaining amounts on our long-term debt exclusively from cash flow from operations. We expect to be able to refinance the debt well in advance of the maturity dates. Any refinancing could result in additional interest and other costs depending primarily on financial markets and our credit profile at the time of refinancing.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of January 31, 2004 consist of the following two items:

     (1) the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida, which is discussed above and in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003; and

     (2) our preneed funeral, preneed cemetery and perpetual care trust funds, which are discussed both in Note 9 to the consolidated financial statements included herein and in Notes 4 and 5 to the consolidated financial statements included in Item 8 and at “Summary of Current Accounting for Trust and Escrow Account Earnings” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Three Months Ended January 31,	Years Ended October 31,
2004	2003		2002		2001		2000	1999
2.39(1)	—	(2)	1.75	(3)	—	(4)(5)	2.57	3.43	(4)

(1)	Pretax earnings for the three months ended January 31, 2004 include a charge of $2.0 million for severance costs related to workforce reductions.

(2)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with the redemption of our Remarketable Or Redeemable Securities and a noncash charge of $107.3 million for the impairment charges related to goodwill and long-lived asset impairment. As a result of these charges, our earnings for fiscal year 2003 were insufficient to cover our fixed charges, and an additional $69.8 million in pretax earnings would have been required to eliminate the coverage deficiency.

(3)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale.

(4)	Excludes the cumulative effect of change in accounting principles.

(5)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $197.0 million in pretax earnings would have been required to eliminate the coverage deficiency.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the three months ended January 31, 2004 reflects the adoption of SFAS No. 144; fiscal years 2003 and 2002 reflect the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; and fiscal years 2000 and 1999 reflect the 1999 change in accounting principle.

Inflation

     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Standards

     See Note 2 to the consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, filed with the Securities and Exchange Commission on January 14, 2004. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

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

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2.

     Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expires on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($2.1) million and ($2.6) million as of January 31, 2004 and October 31, 2003, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $.5 million and $.8 million in the fair value of these instruments as of January 31, 2004 and October 31, 2003, respectively.

     As of January 31, 2004 and October 31, 2003, the carrying values of our Term Loan B and revolving credit facility, including accrued interest, were $156.7 million and $194.4 million, respectively, compared to fair values of $157.8 million and $195.9 million, respectively. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $156.7 million outstanding under our Term Loan B and revolving credit facility on January 31, 2004, $79.0 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.2 million in our pretax earnings. Of the $194.4 million outstanding under our Term Loan B and revolving credit facility on October 31, 2003, $94.4 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     As of January 31, 2004 and October 31, 2003, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $309.3 million and $318.5 million, respectively, compared to fair values of $347.7 million and $357.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 50 and 60 basis points for January 31, 2004 and October 31, 2003, would result in changes of approximately $2.3 million and $3.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trust Funds

     As of January 31, 2004 and October 31, 2003, our marketable equity securities and our fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery and perpetual care trust funds and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery and perpetual care trust funds, based on the January 31, 2004 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds of $2.1 million in 2004, $3.2 million in 2005 and $4.5 million in 2006.

     Our prearranged funeral, cemetery and perpetual care trust funds and escrow accounts are detailed in Notes 4 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), serves as investment adviser on these trust funds and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of our Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
November 1, 2003 through November 30, 2003	—	$—	—	$22,049,945
December 1, 2003 through December 31, 2003	—	$—	—	$22,049,945
January 1, 2004 through January 31, 2004	50,000	$6.39	50,000	$21,730,469

Total	50,000	$6.39	50,000	$21,730,469

(1)	On June 26, 2003, we announced that our Board of Directors had approved a new stock repurchase program that allows us to invest up to $25.0 million in repurchases of our Class A common stock. The repurchases are limited to our Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of the program through January 31, 2004, we have repurchased 788,500 shares at an average price of $4.15 per share.

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives, (5) our current plans for deployment of our projected cash flow, (6) the anticipated impact of the recent workforce reduction and restructuring and (7) the success and timing of selling the small businesses designated as held for sale.

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

     We project that earnings for continuing operations will be in the range of $.36 and $.40 per share for fiscal year 2004 including the $.01 per share impact for the severance charge. We expect cash flow from operations to be between $77 million and $86 million, including the $33 million tax refund received in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. Maintenance capital expenditures are expected to be between $16 million and $17 million.

     Our 2004 forecast for continuing operations is based on the following principal assumptions:

(1)	An increase in revenue of 1 to 3 percent for continuing operations and a corresponding increase in the associated direct costs.

(2)	The increase in revenue is expected to be driven by an increase in the average revenue per service performed of approximately 2 to 3 percent, excluding any impact from funeral trust earnings, and an increase in preneed property sales of 5 to 10 percent.

(3)	Increases in average revenue per service performed may be partially offset by a decrease in the number of families served by continuing operations in 2004 as compared to 2003. The upper end of the forecast range assumes that these businesses will serve the same number of families during fiscal year 2004 as in 2003, and the lower end assumes a possible reduction in the number of families served of up to 3 percent, which is in line with trends over previous years.

(4)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery and perpetual care trust funds, is expected to be about the same as that recognized in 2003.

(5)	Our cost-saving initiatives, including the reduction in workforce, are expected to reduce costs by $16 million to $20 million. These cost savings are expected to be partially offset by about $8 million to $10 million in normal inflation of costs remaining in the business, assuming an inflation rate of approximately 2 percent.

(6)	We expect to use cash flow from operations to maintain our facilities at a level comparable to 2003, to reduce debt and to repurchase stock, or for growth initiatives as appropriate.

(7)	The potential impact on our financial statements of FIN 46, which is effective for the second quarter of fiscal year 2004, has not yet been determined and is not reflected in our 2004 forecast for continuing operations. For further information on FIN 46, see Note 2 to the consolidated financial statements included herein.

     These forecasts for continuing operations exclude the results of a number of small businesses that we have decided to close or sell, the results of which are reported separately as discontinued operations in the consolidated financial statements included herein.

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

Risks Related to Our Business

In connection with our implementation of FIN 46 in our next fiscal quarter, we may be required to materially change how we account for our trust funds and escrow accounts and earnings from our trust funds and escrow accounts.

     For further discussion, see Note 2 to the consolidated financial statements included herein.

Earnings from and principal of trust funds and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates or by a decline in the size of the funds.

     We maintain three types of trust funds and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. Earnings and investment gains and losses on trust funds and escrow accounts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the funds, and we may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales and maturities, the amount of ordinary income and investment gains or losses and funds added through acquisitions, if any. As discussed above, in our next fiscal quarter, we may be required to change how we account for our trust funds and escrow accounts. Under our current accounting practices, declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial position and results of operations.

     Under our current accounting practices, unrealized gains and losses in the funeral trust funds and cemetery trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2003 and did so again in the first quarter of fiscal year 2004. We project that with approximately 1.0 percent to 3.0 percent annualized returns in the funds over the estimated lives of the associated preneed contracts, our trust and escrow funds would recover the net unrealized depreciation currently in the funds by the time the underlying products and services are delivered. Unrealized gains and losses in the perpetual care trust fund do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

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

     Insurance costs, in particular, have increased substantially in recent years. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. While our insurance costs have increased materially, additional increases in insurance costs cannot be predicted.

We may experience declines in preneed sales due to numerous factors, including changes made to contract terms and sales force compensation and a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

     In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, we changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the past, a decline in preneed sales. Geopolitical concerns could continue to lower consumer confidence, which could also result in a further decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share. One of the operating initiatives announced in 2003 was the creation of a preneed cemetery property task force, which is strategically targeting businesses with maximum preneed sales potential and developing specific plans to increase preneed property sales and attain new customers at each of the targeted locations. Increasing preneed funeral sales is also a part of our operating initiatives. However, we can give no assurance that we will be successful in implementing these operating initiatives.

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

Our ability to dispose of our businesses held for sale at prices consistent with our expectations depends on several factors, many of which are beyond our control. Any changes in expected sales prices or bases of these businesses could result in additional impairment charges or could adversely affect our ability to sell these businesses at prices we are willing to accept.

     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. We believe that the closing or sale of those businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues. We can give no assurance that we will be able to dispose of these businesses or that buyers will accept our terms, nor can we give any assurance that the selling prices of these businesses will not be materially different from our expectations. Any variance between the anticipated and actual sale prices or changes in the bases of these businesses would result in additional impairment charges.

Our ability to service our debt in the future depends upon our ability to generate sufficient cash, which depends upon many factors, some of which are beyond our control.

     Our ability to service our debt depends upon our ability to generate sufficient cash. As required by our credit agreement, we plan to use substantially all of the proceeds from businesses held for sale and the approximate $12 million of remaining income tax benefits relating to the sale of our foreign operations, the majority of which we expect to receive over the next three years, to reduce our debt. We discuss the risks associated with the sale of the businesses held for sale in other risk factors herein. Our ability to receive the expected income tax benefits within our expected time frame depends upon, among other things, the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flows from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control. It is not our intention to pay amounts due on our long-term debt maturing in fiscal year 2005 and beyond exclusively with cash flow from operations. We expect to refinance the debt well in advance of their maturities. If we are unsuccessful in refinancing this debt, we may not generate sufficient cash from operations to satisfy this debt as it becomes due. Our ability to refinance this debt, and potential increased interest and other costs associated with refinancings, depends primarily on financial markets and our credit profile at the time of the refinancing.

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

     As of March 4, 2004, $156.4 million of our long-term debt was subject to variable interest rates, although $77.4 million of that amount was fixed pursuant to the terms of interest rate swaps expiring in March of 2004 and 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

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

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. This factor adversely affected our results in fiscal year 2003 and may do so again in fiscal year 2004. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of February 18, 2004

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004

4.5	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.6	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Amendment No. 2 dated January 22, 2004 to Employment Agreement between the Company and William E. Rowe

10.2	Amendment No. 1 dated January 22, 2004 to Change of Control Agreement between the Company and William E. Rowe

10.3	Amendment dated September 24, 2003 to the Stewart Enterprises Employees’ Retirement Trust

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

     We filed a Form 8-K dated December 4, 2003, reporting under “Item 5. Other Events,” the announcement of a restructuring and reduction of our workforce and plans to close or sell a number of small businesses.

     We filed a Form 8-K dated December 16, 2003, reporting under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition,” the earnings release for the quarter ended October 31, 2003.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 11, 2004	/s/ KENNETH C. BUDDE

Kenneth C. Budde
Executive Vice President
Chief Financial Officer

March 11, 2004	/s/ MICHAEL G. HYMEL

Michael G. Hymel
Vice President
Corporate Controller
Chief Accounting Officer

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of February 18, 2004

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004

4.5	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.6	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Amendment No. 2 dated January 22, 2004 to Employment Agreement between the Company and William E. Rowe

10.2	Amendment No. 1 dated January 22, 2004 to Change of Control Agreement between the Company and William E. Rowe

10.3	Amendment dated September 24, 2003 to the Stewart Enterprises Employees’ Retirement Trust

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of William E. Rowe, Chairman of the Board, Chief Executive Officer and President, and Kenneth C. Budde, Executive Vice President and Chief Financial Officer

(b)   Reports on Form 8-K

       We filed a Form 8-K dated December 4, 2003, reporting under “Item 5. Other Events,” the announcement of a restructuring and reduction of our workforce and plans to close or sell a number of small businesses.

       We filed a Form 8-K dated December 16, 2003, reporting under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition,” the earnings release for the quarter ended October 31, 2003.