Form 10-Q
period 2004-04-30
STEWART ENTERPRISES INC
filed 2004-06-14
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004
OR
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

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of June 2, 2004, was 103,248,466 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2004	2003
Revenues:
Funeral	$71,002	$70,080
Cemetery	59,077	57,228

	130,079	127,308

Costs and expenses:
Funeral	49,452	51,817
Cemetery	43,768	42,913

	93,220	94,730

Gross profit	36,859	32,578
Corporate general and administrative expenses	4,621	4,182
Severance charge (Note 13)	138	—
Impairment and other charges, net (Note 11)	91	—

Operating earnings	32,009	28,396
Interest expense	(11,953)	(13,579)
Investment income	56	84
Other income, net	107	802

Earnings from continuing operations before income taxes	20,219	15,703
Income taxes	7,503	5,967

Earnings from continuing operations	12,716	9,736

Discontinued operations (Note 12):
Earnings (loss) from discontinued operations before income taxes (including net gain (loss) on disposals of $1,502 and ($712) in 2004 and 2003, respectively)	1,706	(394)
Income tax benefit	(335)	(149)

Earnings (loss) from discontinued operations	2,041	(245)

Net earnings	$14,757	$9,491

Basic earnings per common share:
Earnings from continuing operations	$.12	$.09
Earnings from discontinued operations	.02	—

Net earnings	$.14	$.09

Diluted earnings per common share:
Earnings from continuing operations	$.12	$.09
Earnings from discontinued operations	.02	—

Net earnings	$.14	$.09

Weighted average common shares outstanding (in thousands):
Basic	107,438	108,299

Diluted	108,400	108,302

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2004	2003
Revenues:
Funeral	$144,854	$140,787
Cemetery	114,718	111,298

	259,572	252,085

Costs and expenses:
Funeral	100,544	103,623
Cemetery	85,339	84,792

	185,883	188,415

Gross profit	73,689	63,670
Corporate general and administrative expenses	8,534	8,482
Severance charge (Note 13)	2,131	—
Impairment and other charges, net (Note 11)	91	—

Operating earnings	62,933	55,188
Interest expense	(24,474)	(27,156)
Investment income	125	171
Other income (expense), net	(47)	1,684

Earnings from continuing operations before income taxes	38,537	29,887
Income taxes	14,463	11,357

Earnings from continuing operations	24,074	18,530

Discontinued operations (Note 12):
Earnings from discontinued operations before income taxes (including net gain on disposals of $1,502 and $91 in 2004 and 2003, respectively)	2,303	700
Income tax expense (benefit)	(108)	266

Earnings from discontinued operations	2,411	434

Net earnings	$26,485	$18,964

Basic earnings per common share:
Earnings from continuing operations	$.22	$.17
Earnings from discontinued operations	.03	.01

Net earnings	$.25	$.18

Diluted earnings per common share:
Earnings from continuing operations	$.22	$.17
Earnings from discontinued operations	.02	.01

Net earnings	$.24	$.18

Weighted average common shares outstanding (in thousands):
Basic	107,660	108,169

Diluted	108,177	108,196

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalent investments	$26,996	$18,585
Marketable securities	1,402	2,346
Receivables, net of allowances	57,933	97,203
Inventories	39,535	40,154
Prepaid expenses	2,290	2,887
Deferred income taxes, net	1,589	2,990
Assets held for sale (Note 12)	38,958	52,117

Total current assets	168,703	216,282
Receivables due beyond one year, net of allowances	77,578	76,374
Preneed funeral receivables and trust investments	514,282	—
Preneed cemetery receivables and trust investments	255,906	—
Prearranged receivables, net	—	891,028
Goodwill	403,722	403,790
Deferred charges	247,070	247,067
Cemetery property, at cost	377,679	377,118
Property and equipment, at cost:
Land	37,350	37,350
Buildings	290,570	289,082
Equipment and other	158,828	155,429

	486,748	481,861
Less accumulated depreciation	190,770	181,801

Net property and equipment	295,978	300,060
Deferred income taxes, net	54,632	60,565
Cemetery perpetual care trust investments	205,114	—
Other assets	1,417	1,238

Total assets	$2,602,081	$2,573,522

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,639	$13,935
Accounts payable	6,507	7,274
Accrued payroll	10,214	8,596
Accrued insurance	17,727	19,243
Accrued interest	11,199	11,428
Other current liabilities	11,720	17,273
Income taxes payable	2,667	769
Liabilities associated with assets held for sale (Note 12)	23,752	30,071

Total current liabilities	89,425	108,589
Long-term debt, less current maturities	448,318	488,180
Deferred preneed funeral revenue	160,696	—
Deferred preneed cemetery revenue	290,404	—
Non-controlling interest in funeral and cemetery trusts	635,638	—
Prearranged deferred revenue, net	—	1,222,785
Other long-term liabilities	13,581	15,109

Total liabilities	1,638,062	1,834,663

Commitments and contingencies
Non-controlling interest in perpetual care trusts	202,682	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 103,779,966 and 104,172,151 shares at April 30, 2004 and October 31, 2003, respectively	103,780	104,172
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2004 and October 31, 2003; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	672,324	676,439
Accumulated deficit	(16,379)	(42,864)
Unearned restricted stock compensation	(1,101)	—
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(797)
Derivative financial instrument losses	(842)	(1,646)

Total accumulated other comprehensive loss	(842)	(2,443)

Total shareholders’ equity	761,337	738,859

Total liabilities and shareholders’ equity	$2,602,081	$2,573,522

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Unearned	Appreciation	Derivative
		Additional	Earnings	Restricted	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Stock	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
Balance October 31, 2003	$107,727	$676,439	$(42,864)	$—	$(797)	$(1,646)	$738,859
Comprehensive income:
Net earnings			26,485				26,485
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454					740		740
Unrealized appreciation of investments, net of deferred tax expense of ($14)					57		57
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)						194	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($332)						610	610

Total other comprehensive income	—	—	—	—	797	804	1,601

Total comprehensive income	—	—	26,485	—	797	804	28,086
Issuance of restricted stock awards	271	1,203		(1,474)			—
Amortization of unearned restricted stock compensation				373			373
Issuance of common stock	44	173					217
Stock options exercised	913	3,581					4,494
Purchase and retirement of common stock	(1,620)	(9,072)					(10,692)

Balance April 30, 2004	$107,335	$672,324	$(16,379)	$(1,101)	$—	$(842)	$761,337

(1)	Amount includes 103,780 and 104,172 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2004 and October 31, 2003, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$26,485	$18,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment and other charges, net	(1,411)	—
Depreciation and amortization	26,010	27,112
Provision for doubtful accounts	4,197	3,515
Net loss realized on marketable securities	1,194	—
Provision for deferred income taxes	6,057	7,842
Other	(11)	(887)
Changes in assets and liabilities:
(Increase) decrease in other receivables	28,548	(2,448)
Decrease in deferred charges	3,606	2,472
Increase in inventories and cemetery property	(77)	(525)
Increase (decrease) in accounts payable and accrued expenses	1,096	(4,871)
Change in prearranged activity	(15,914)	(17,746)
Prearranged acquisition costs	(17,713)	(17,437)
Increase (decrease) in other	(1,188)	2,119

Net cash provided by operating activities	60,879	18,110

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,019	550
Proceeds from sale of assets, net	8,938	1,714
Additions to property and equipment	(8,333)	(7,473)
Other	47	173

Net cash provided by (used in) investing activities	1,671	(5,036)

Cash flows from financing activities:
Proceeds from long-term debt	—	50,000
Repayments of long-term debt	(48,158)	(7,338)
Issuance of common stock	4,711	313
Purchase and retirement of common stock	(10,692)	—

Net cash provided by (used in) financing activities	(54,139)	42,975

Net increase in cash	8,411	56,049
Cash and cash equivalents, beginning of period	18,585	28,190

Cash and cash equivalents, end of period	$26,996	$84,239

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(29,800)	$3,800
Interest	$21,500	$24,500
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$—	$1,280

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

     (a) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2004, the Company owned and operated 275 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico.

     (b) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 12 for a discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale.

     (c) Interim Disclosures

     The information as of April 30, 2004, and for the three and six months ended April 30, 2004 and 2003, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     The year-end condensed consolidating balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2003.

     The results of operations for the three and six months ended April 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2004.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

could realize in a current market. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities and marketable securities included in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements.

     (f) Prearranged Trust Receivable and Prearranged Deferred Revenue

     The Company adopted FIN 46R effective April 30, 2004, as described in Note 2(a). The following discussion describes the Company’s accounting prior to the adoption of FIN 46R. The Company evaluated the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets was below the recorded prearranged trust receivable balance. A prearranged trust receivable was deemed to be impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts from the trust at the time the receivables are due. In those instances that a receivable was deemed to be impaired, a valuation allowance was provided on the trust receivable to reduce it to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There was no income statement impact as long as the deferred revenue was not below the estimated costs to deliver the underlying products or services. If the deferred revenue were below the estimated costs to deliver the underlying products or services, the Company would record a charge to earnings. The valuation allowance as of October 31, 2003 was $4,500.

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

     SFAS No. 142, “Goodwill and Other Intangibles,” provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

units. In the fourth quarter of each fiscal year, the Company compares the fair value with the book value for each reporting unit. The Company recorded a noncash goodwill impairment charge of $73,000 in the fourth quarter of fiscal year 2003 related to its cemetery segment as a result of the annual goodwill impairment review. Goodwill decreased $68 to $403,722 at April 30, 2004 compared to $403,790 at October 31, 2003, primarily due to asset sales.

     (i) Stock-Based Compensation

     At April 30, 2004, the Company had five stock-based employee compensation plans, which are described in more detail in Note 17 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2004 is reflected in net earnings and amounted to $258 and $373 for the three and six months ended April 30, 2004, respectively. See Note 1(n) for further discussion on the Company’s restricted stock. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net earnings	$14,757	$9,491	$26,485	$18,964
Stock-based employee compensation expense included in reported net earnings, net of tax	160	—	231	—
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(554)	(718)	(971)	(1,445)

Pro forma net earnings	$14,363	$8,773	$25,745	$17,519

Net earnings per common share:
Basic – as reported	$.14	$.09	$.25	$.18

Basic – pro forma	$.13	$.08	$.24	$.16

Diluted – as reported	$.14	$.09	$.24	$.18

Diluted – pro forma	$.13	$.08	$.24	$.16

     (j) Funeral Revenue

     The Company sells prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. Prior to performing the funeral or delivery of the merchandise, such sales are deferred.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

     Prearranged funeral services and merchandise generally are funded either through trust or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust or escrow accounts are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts until the underlying service or merchandise is delivered.

     Earnings are withdrawn from trust or escrow accounts only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Even so, such withdrawn earnings are not recognized as revenue until the related funeral services are performed or merchandise delivered. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds, including the buildup in the face value of the insurance contracts, are available to the Company as funeral services and merchandise are delivered.

     Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered.

     (k) Cemetery Revenue

     The Company sells preneed cemetery merchandise and services under contracts that provide for delivery of the merchandise and services at the time of need. Preneed cemetery merchandise and service sales are recorded as cemetery revenue in the period the merchandise is delivered or service is performed.

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust or escrow accounts. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and service trust or escrow accounts until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise and services are delivered or contracts are cancelled.

     For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     Pursuant to perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in trust in perpetuity. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by perpetual care trusts.

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

     (n) Earnings Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options and non-vested restricted stock awards) had been issued during each period as discussed in Note 8.

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program that allows the Company to invest up to $25,000 in repurchases of its Class A common stock. The repurchases are limited to the Company’s Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the program through April 30, 2004, the Company had repurchased

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

2,358,400 shares of its Class A common stock at an average price of $5.76 per share.

     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers, which are included in total shares outstanding but are not included in the weighted average number of common shares outstanding in each period until the shares vest. The restricted stock vests equally on October 31, 2004, October 31, 2005 and October 31, 2006.

     (o) Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounts for its interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income.

     (p) Reclassifications

     Certain reclassifications have been made to the 2003 condensed consolidated statements of earnings and balance sheet in order for these periods to be comparable. These reclassifications had no effect on net earnings or shareholders’ equity.

(2) Change in Accounting Principles

     (a) FASB Interpretation No. 46 (“FIN 46” and “FIN 46R”), “Consolidation of Variable Interest Entities”

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”).

     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trust. This implementation was as of April 30, 2004 and only affected the Company’s consolidated balance sheet and had no impact on the Company’s second quarter 2004 results of operations or cash flows. In future periods, the implementation of FIN 46R, as it relates to the consolidation of trust, will affect classifications within the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

balance sheet, statement of earnings and statement of cash flows, but will have no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings in the statement of earnings.

     Although FIN 46R requires consolidation of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the perpetual care trust assets. For these reasons, the Company has recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classified deposits to the funeral and cemetery merchandise and services trusts as liability non-controlling interests and classified deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.

     Both the preneed funeral and cemetery merchandise and service trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive loss in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 115. Unrealized gains and losses attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive loss to non-controlling interest in funeral and cemetery trusts and perpetual care trusts in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive loss to deferred revenues.

     Beginning after April 30, 2004, the Company will recognize realized earnings of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts within other income, net (with a corresponding debit to the related trust asset). The Company will recognize a corresponding expense within other income, net equal to the realized earnings of these trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts or non-controlling interest in perpetual care trusts, as the case may be). The net effect will be an increase by the amount of the realized earnings in both the trust asset and the related non-controlling interest; there will be no effect on net income. The Company will simultaneously also recognize a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding credit to deferred preneed funeral or cemetery revenue), when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. In the case of preneed funeral and cemetery merchandise and service trusts, the Company will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts (with corresponding debits to non-controlling interest in funeral and cemetery trusts and to deferred preneed funeral revenues or deferred preneed cemetery revenues, as the case may be). In the case of cemetery perpetual care trusts, the Company will recognize investment earnings in cemetery revenues when such earnings are realized and distributable (with a corresponding debit to non-controlling interest in perpetual care trusts). These earnings and related funds are intended to defray cemetery maintenance costs.

     The end result of FIN 46R is that the Company’s trust assets are now recorded on the balance sheet at their market value and included in preneed receivables and trust investments with corresponding credits to deferred preneed revenue and non-controlling interest in the trusts, as opposed to being recorded at their original cost as prearranged receivables and prearranged deferred revenue prior to adoption of FIN 46R. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of earnings through the other income line, with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the preneed funeral and cemetery merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered, and perpetual care trust earnings are recognized as revenue as they are realized in the trust and distributable. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or shareholders’ equity.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

     For more detailed discussions of the Company’s accounting policies after the implementation of FIN 46R, see Notes 3 through 6.

(2) Change in Accounting Principles—(Continued)

     (b) Insurance Funded Preneed Funeral Contracts

     The Company has changed its method of accounting for insurance funded preneed funeral contracts as the Company has concluded that its insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2003 were $327,708 (of which $11,152 related to the Company’s assets held for sale). The removal of these amounts did not have an impact on the Company’s consolidated shareholders’ equity, results of operations or cash flows. See Note 3 for additional information on insurance related preneed funeral balances.

     (c) Other Changes

     In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The provisions of the original SFAS No. 132 remain in effect until the provisions of this statement are adopted. Except as noted, this statement was effective for financial statements with fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 had no impact on the Company’s financial condition or results of operations.

(3) Preneed Funeral Activities

     The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts (“trust funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third-party insurance companies to fund their preneed funeral contracts (“insurance funded preneed funeral contracts”). The funeral goods and services selected at the time of contract origination will be funded by the insurance policy proceeds, which include increasing insurance benefits. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future.

     Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with the implementation of FIN 46R. See Note 2(a) for additional information. The Company also changed its accounting for insurance funded preneed funeral contracts. See Note 2(b) for additional information. The contract amounts associated with unfulfilled insurance funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. As the customer makes payments on the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment, resulting in a credit to the relevant non-controlling interest account and a corresponding debit to deferred preneed funeral revenues.

     Funeral revenues are recognized in the consolidated statement of earnings on preneed funeral contracts (trust funded and insurance funded) at the time the funeral service is performed. Through April 30, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred when realized. When the services were performed, those net investment earnings were recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning with the third quarter of 2004, the Company will recognize realized earnings of these trusts within other income, net (with a corresponding debit to preneed funeral receivables and trust investments). The Company will recognize a corresponding expense within other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed funeral revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect will be an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest; there will be no effect on net income. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and service trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed funeral revenues. Upon performance of the funeral services, the Company will recognize as revenues amounts attributed to the non-controlling interest holders, including realized trust earnings.

Preneed Funeral Receivables and Trust Investments

     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at April 30, 2004 are as follows:

April 30, 2004
Trust assets	$449,164
Receivables from customers	65,118

Preneed funeral receivables and trust investments	$514,282

     Upon cancellation of a trust funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income. As a result, when realized or unrealized losses of a trust result in trust funded preneed funeral contracts being under-funded, the Company assesses those contracts to determine whether a loss provision should be recorded. No loss amounts have been required to be recognized as of April 30, 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

     Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. These amounts continue to be reflected in deferred preneed funeral revenues until the underlying service is performed or merchandise is delivered.

     The cost and market values associated with preneed funeral merchandise and services trust assets at April 30, 2004 are detailed below. The cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $70,549 as of April 30, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $15,388 related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term securities	$73,518	$12	$—	$73,530
U.S. Government, agencies and municipalities	2,728	147	(20)	2,855
Corporate bonds	23,189	1,880	(181)	24,888
Preferred stocks	70,652	1,014	(1,626)	70,040
Common stocks	244,509	7,590	(13,334)	238,765
Mutual funds	26,603	1,064	(227)	27,440
Insurance contracts and other long- term investments	21,324	298	—	21,622

Trust investments	$462,523	$12,005	$(15,388)	$459,140

Market value as a percentage of cost					99.3%

Accrued investment income, net of fees of $652				1,229
Less trust investments of assets held for sale				(11,205)

Trust assets				$449,164

     Maturities of debt securities are estimated as follows:

April 30, 2004
Due in one year or less	$2,947
Due in one to five years	7,812
Due in five to ten years	16,097
Thereafter	887

$27,743

Deferred Preneed Funeral Revenues

     At April 30, 2004, deferred preneed funeral revenues represent future funeral contract revenues. This includes distributed and distributable trust investment earnings associated with unperformed trust funded preneed funeral

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

contracts where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust or was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future funeral contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. At October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net included the original price of a trust funded preneed funeral contract plus the net trust investment earnings.

Insurance Funded Preneed Funeral Contracts

     Insurance funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers are not reflected above or in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled at April 30, 2004 and October 31, 2003 was $339,763 and $327,708, respectively, of which $8,001 and $11,152 related to the Company’s assets held for sale at April 30, 2004 and October 31, 2003, respectively. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

(4) Preneed Cemetery Activities

     The Company sells price-guaranteed preneed cemetery contracts providing for property interment rights, merchandise or services to be used in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see Note 2(a).

     Beginning with the third quarter of 2004, the Company will recognize realized earnings of these trusts within other income, net (with a corresponding debit to preneed cemetery receivables and trust investments). The Company will recognize a corresponding expense within other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed cemetery revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect will be an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest; there will be no effect on net income. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the cemetery merchandise and service trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed cemetery revenues. Upon performance of services or delivery of merchandise, the Company will recognize as revenues amounts attributed to the non-controlling interest holders, including realized trust earnings.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Activities—(Continued)

Preneed Cemetery Receivables and Trust Investments

     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet at April 30, 2004 are as follows:

April 30, 2004
Trust assets	$189,897
Receivables from customers	66,009

Preneed cemetery receivables and trust investments	$255,906

     The cost and market values associated with the preneed cemetery merchandise and services trust assets at April 30, 2004 are detailed below. The cost basis of the cemetery merchandise and services trust assets below reflected an other than temporary decline in the trust assets of approximately $40,831 as of April 30, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $7,839 related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$29,290	$12	$—	$29,302
U.S. Government, agencies and municipalities	781	29	(3)	807
Corporate bonds	13,159	1,004	(591)	13,572
Preferred stocks	30,957	597	(477)	31,077
Common stocks	108,759	2,682	(6,767)	104,674
Mutual funds	11,280	541	(1)	11,820
Insurance contracts and other long-term investments	742	—	—	742

Trust investments	$194,968	$4,865	$(7,839)	$191,994

Market value as a percentage of cost					98.5%

Accrued investment income, net of fees of $273				631
Less trust investments of assets held for sale				(2,728)

Trust assets				$189,897

     Maturities of debt securities are estimated as follows:

April 30, 2004
Due in one year or less	$1,594
Due in one to five years	5,619
Due in five to ten years	6,491
Thereafter	675

$14,379

(4) Preneed Cemetery Activities—(Continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Deferred Preneed Cemetery Revenues

     At April 30, 2004, deferred preneed cemetery revenues represent future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. This includes distributed and distributable trust investment earnings associated with the deferred items where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust or was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. At October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net represents the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items.

(5) Cemetery Perpetual Care Trusts

     The Company is required by state law to pay into perpetual care trust funds a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trusts, including investments accounted for under SFAS No. 115, resulting in such funds being reflected in cemetery perpetual care trust investments within total assets, with a corresponding amount reflected as non-controlling interest in perpetual care trusts. Beginning April 30, 2004, the Company will recognize realized earnings of these trusts within other income, net (with a corresponding debit to cemetery perpetual care trust investments). The Company will simultaneously recognize a corresponding expense within other income, net for the amount of realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in perpetual care trusts). The net effect will be an increase by the amount of the realized earnings of the trusts in both the trust asset and the related non-controlling interest; there will be no effect on net income. The cost and market values of the trust investments held by the perpetual care trusts at April 30, 2004 are detailed below. The cost basis of the perpetual care trusts below reflect an other than temporary decline in the trust assets of $29,804 as of April 30, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $5,971 related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$33,183	$—	$(1)	$33,182
U.S. Government, agencies and municipalities	3,295	77	(92)	3,280
Corporate bonds	21,292	2,651	(37)	23,906
Preferred stocks	51,636	1,011	(286)	52,361
Common stocks	81,460	6,506	(5,478)	82,488
Mutual funds	8,070	161	(77)	8,154
Insurance contracts and other long-term investments	852	15	—	867

Trust investments	$199,788	$10,421	$(5,971)	$204,238

Market value as a percentage of cost					102.2%

Accrued investment income				876

Trust assets				$205,114

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Cemetery Perpetual Care Trusts—(Continued)

     Maturities of debt securities are estimated as follows:

April 30, 2004
Due in one year or less	$2,606
Due in one to five years	3,810
Due in five to ten years	18,670
Thereafter	2,100

$27,186

     Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these perpetual care trust investments were $2,231 and $2,090 for the three months ended April 30, 2004 and 2003, respectively, and $4,619 and $3,976 for the six months ended April 30, 2004 and 2003, respectively.

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Non-Controlling Interest in Funeral and Cemetery Trusts

     Effective April 30, 2004, the Company consolidated the preneed funeral and cemetery merchandise and service trusts associated with its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the preneed funeral and cemetery merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these funeral and cemetery merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see Note 2(a).

Non-Controlling Interest in Perpetual Care Trusts

     The non-controlling interest in perpetual care trusts reflected in the condensed consolidated balance sheet represents the cemetery perpetual care trust in accordance with SFAS No. 115 net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see Note 2(a).

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at April 30, 2004 are as follows:

	Non-controlling Interest
				Cemetery
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care
Trust assets at market value	$449,164	$189,897	$639,061	$205,114
Less:
Pending withdrawals	(5,675)	(1,324)	(6,999)	(2,909)
Pending deposits	2,197	1,379	3,576	477

Non-controlling interest	$445,686	$189,952	$635,638	$202,682

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Commitments and Contingencies

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

(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2004
Earnings from continuing operations	$12,716

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$12,716	107,438	$.12

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	962

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$12,716	108,400	$.12

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2003
Earnings from continuing operations	$9,736

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,736	108,299	$.09

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	3

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$9,736	108,302	$.09

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2004
Earnings from continuing operations	$24,074

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$24,074	107,660	$.22

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	517

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$24,074	108,177	$.22

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2003
Earnings from continuing operations	$18,530

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$18,530	108,169	$.17

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	27

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$18,530	108,196	$.17

     Options to purchase 701,119 and 1,312,247 shares of common stock at prices ranging from $6.96 to $27.25 and $5.96 to $27.25 per share were outstanding during the three and six months ended April 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire between July 31, 2004 and April 12, 2005. Options to purchase 6,869,117 and 4,948,670 shares of common stock at prices ranging from $3.78 to $27.25 and $4.41 to $27.25 per share were outstanding during the three and six months ended April 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

(9) Segment Data

     The Company’s primary reportable operating segments are based on products and services and include funeral and cemetery operations. Pursuant to SFAS No. 144, the operating results of the Company’s businesses identified for sale that meet the criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated

(9) Segment Data—(Continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

statements of earnings (see Note 12). Accordingly, the results of operations included in the segment information below reflect only the Company’s continuing operations.

     The Company’s reportable segment information is as follows:

			Reconciling	Consolidated
	Funeral	Cemetery	Items	Totals
Revenues from external customers:
Three months ended April 30,
2004	$71,002	59,077	—	$130,079
2003	$70,080	57,228	—	$127,308
Six months ended April 30,
2004	$144,854	114,718	—	$259,572
2003	$140,787	111,298	—	$252,085
Gross profit:
Three months ended April 30,
2004	$21,550	15,309	—	$36,859
2003	$18,263	14,315	—	$32,578
Six months ended April 30,
2004	$44,310	29,379	—	$73,689
2003	$37,164	26,506	—	$63,670
Total assets:
April 30, 2004	$1,207,974	1,306,900	87,207	$2,602,081
October 31, 2003	$1,312,177	1,141,356	119,989	$2,573,522
Goodwill:
April 30, 2004	$318,761	84,961	—	$403,722
October 31, 2003	$318,851	84,939	—	$403,790

     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and six months ended April 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Gross profit for reportable segments	$36,859	$32,578	$73,689	$63,670
Corporate general and administrative expenses	(4,621)	(4,182)	(8,534)	(8,482)
Severance charge	(138)	—	(2,131)	—
Impairment and other charges, net	(91)	—	(91)	—
Interest expense	(11,953)	(13,579)	(24,474)	(27,156)
Investment income	56	84	125	171
Other income (expense), net	107	802	(47)	1,684

Earnings from continuing operations before income taxes	$20,219	$15,703	$38,537	$29,887

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of April 30, 2004 and October 31, 2003 and for the three and six months ended April 30, 2004 and 2003, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$65,919	$5,083	$—	$71,002
Cemetery	—	52,429	6,648	—	59,077

	—	118,348	11,731	—	130,079

Costs and expenses:
Funeral	—	46,491	2,961	—	49,452
Cemetery	—	38,893	4,875	—	43,768

	—	85,384	7,836	—	93,220

Gross profit	—	32,964	3,895	—	36,859
Corporate general and administrative expenses	4,621	—	—	—	4,621
Severance charge	119	15	4	—	138
Impairment and other charges, net	—	91	—	—	91

Operating earnings (loss)	(4,740)	32,858	3,891	—	32,009
Interest income (expense)	9,800	(19,548)	(2,205)	—	(11,953)
Investment income	56	—	—	—	56
Other income (expense), net	(351)	556	(98)	—	107

Earnings from continuing operations before income taxes	4,765	13,866	1,588	—	20,219
Income taxes	1,552	5,089	862	—	7,503

Earnings from continuing operations	3,213	8,777	726	—	12,716

Discontinued operations:
Earnings from discontinued operations before income taxes	—	1,648	58	—	1,706
Income tax benefit	—	(335)	—	—	(335)

Earnings from discontinued operations	—	1,983	58	—	2,041

Net earnings before equity in subsidiaries	3,213	10,760	784	—	14,757

Equity in subsidiaries	11,544	—	—	(11,544)	—

Net earnings	14,757	10,760	784	(11,544)	14,757
Other comprehensive income, net	262	—	—	—	262

Comprehensive income	$15,019	$10,760	$784	$(11,544)	$15,019

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$65,299	$4,781	$—	$70,080
Cemetery	—	49,882	7,346	—	57,228

	—	115,181	12,127	—	127,308

Costs and expenses:
Funeral	—	48,689	3,128	—	51,817
Cemetery	—	37,434	5,479	—	42,913

	—	86,123	8,607	—	94,730

Gross profit	—	29,058	3,520	—	32,578
Corporate general and administrative expenses	4,182	—	—	—	4,182

Operating earnings (loss)	(4,182)	29,058	3,520	—	28,396
Interest income (expense)	6,645	(18,228)	(1,996)	—	(13,579)
Investment income	84	—	—	—	84
Other income, net	49	665	88	—	802

Earnings from continuing operations before income taxes	2,596	11,495	1,612	—	15,703
Income taxes	773	4,368	826	—	5,967

Earnings from continuing operations	1,823	7,127	786	—	9,736

Discontinued operations:
Loss from discontinued operations before income taxes	—	(303)	(91)	—	(394)
Income tax benefit	—	(149)	—	—	(149)

Loss from discontinued operations	—	(154)	(91)	—	(245)

Net earnings before equity in subsidiaries	1,823	6,973	695	—	9,491

Equity in subsidiaries	7,668	—	—	(7,668)	—

Net earnings	9,491	6,973	695	(7,668)	9,491
Other comprehensive income, net	67	—	—	—	67

Comprehensive income	$9,558	$6,973	$695	$(7,668)	$9,558

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$134,757	$10,097	$—	$144,854
Cemetery	—	102,553	12,165	—	114,718

	—	237,310	22,262	—	259,572

Costs and expenses:
Funeral	—	94,570	5,974	—	100,544
Cemetery	—	76,180	9,159	—	85,339

	—	170,750	15,133	—	185,883

Gross profit	—	66,560	7,129	—	73,689
Corporate general and administrative expenses	8,534	—	—	—	8,534
Severance charge	482	1,629	20	—	2,131
Impairment and other charges, net	—	91	—	—	91

Operating earnings (loss)	(9,016)	64,840	7,109	—	62,933
Interest income (expense)	19,424	(39,666)	(4,232)	—	(24,474)
Investment income	125	—	—	—	125
Other income (expense), net	(924)	911	(34)	—	(47)

Earnings from continuing operations before income taxes	9,609	26,085	2,843	—	38,537
Income taxes	2,953	9,731	1,779	—	14,463

Earnings from continuing operations	6,656	16,354	1,064	—	24,074

Discontinued operations:
Earnings from discontinued operations before income taxes	—	2,286	17	—	2,303
Income tax benefit	—	(108)	—	—	(108)

Earnings from discontinued operations	—	2,394	17	—	2,411

Net earnings before equity in subsidiaries	6,656	18,748	1,081	—	26,485

Equity in subsidiaries	19,829	—	—	(19,829)	—

Net earnings	26,485	18,748	1,081	(19,829)	26,485
Other comprehensive income, net	1,601	—	—	—	1,601

Comprehensive income	$28,086	$18,748	$1,081	$(19,829)	$28,086

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$131,244	$9,543	$—	$140,787
Cemetery	—	97,828	13,470	—	111,298

	—	229,072	23,013	—	252,085

Costs and expenses:
Funeral	—	97,438	6,185	—	103,623
Cemetery	—	74,496	10,296	—	84,792

	—	171,934	16,481	—	188,415

Gross profit	—	57,138	6,532	—	63,670
Corporate general and administrative expenses	8,482	—	—	—	8,482

Operating earnings (loss)	(8,482)	57,138	6,532	—	55,188
Interest income (expense)	13,916	(37,051)	(4,021)	—	(27,156)
Investment income	171	—	—	—	171
Other income, net	294	1,231	159	—	1,684

Earnings from continuing operations before income taxes	5,899	21,318	2,670	—	29,887
Income taxes	1,614	8,101	1,642	—	11,357

Earnings from continuing operations	4,285	13,217	1,028	—	18,530

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	915	(215)	—	700
Income taxes	—	266	—	—	266

Earnings (loss) from discontinued operations	—	649	(215)	—	434

Net earnings before equity in subsidiaries	4,285	13,866	813	—	18,964

Equity in subsidiaries	14,679	—	—	(14,679)	—

Net earnings	18,964	13,866	813	(14,679)	18,964
Other comprehensive income, net	156	—	—	—	156

Comprehensive income	$19,120	$13,866	$813	$(14,679)	$19,120

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$28,030	$(366)	$(668)	$—	$26,996
Marketable securities	100	26	1,276	—	1,402
Receivables, net of allowances	5,167	38,254	14,512	—	57,933
Inventories	394	33,335	5,806	—	39,535
Prepaid expenses	610	1,665	15	—	2,290
Deferred income taxes, net	—	1,589	—	—	1,589
Assets held for sale	—	33,585	5,373	—	38,958

Total current assets	34,301	108,088	26,314	—	168,703
Receivables due beyond one year, net of allowances	232	62,155	15,191	—	77,578
Preneed funeral receivables and trust investments	—	497,349	16,933	—	514,282
Preneed cemetery receivables and trust investments	—	229,013	26,893	—	255,906
Goodwill	—	366,072	30,450	7,200	403,722
Deferred charges	5,655	221,844	19,571	—	247,070
Cemetery property, at cost	—	354,109	23,570	—	377,679
Property and equipment, at cost	31,557	421,692	33,499	—	486,748
Less accumulated depreciation	18,299	161,070	11,401	—	190,770

Net property and equipment	13,258	260,622	22,098	—	295,978
Deferred income taxes, net	17,767	24,757	12,710	(602)	54,632
Investment in subsidiaries	93,947	—	—	(93,947)	—
Cemetery perpetual care trust investments	—	205,114	—	—	205,114
Other assets	104	1,313	—	—	1,417

Total assets	$165,264	$2,330,436	$193,730	$(87,349)	$2,602,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,639	$—	$—	$—	$5,639
Accounts payable	1,188	4,994	325	—	6,507
Accrued expenses and other current liabilities	21,735	26,452	5,340	—	53,527
Liabilities associated with assets held for sale	—	19,425	4,327	—	23,752

Total current liabilities	28,562	50,871	9,992	—	89,425
Long-term debt, less current maturities	418,318	—	30,000	—	448,318
Intercompany payables, net	(1,052,812)	1,021,780	31,032	—	—
Deferred preneed funeral revenue	—	113,259	47,437	—	160,696
Deferred preneed cemetery revenue	—	226,265	64,139	—	290,404
Non-controlling interest in funeral and cemetery trusts	—	635,638	—	—	635,638
Other long-term liabilities	9,859	3,722	—	—	13,581

Total liabilities	(596,073)	2,051,535	182,600	—	1,638,062

Non-controlling interest in perpetual care trusts	—	202,682	—	—	202,682

Common stock	107,335	426	52	(478)	107,335
Other	654,844	75,793	11,078	(86,871)	654,844
Accumulated other comprehensive loss	(842)	—	—	—	(842)

Total shareholders’ equity	761,337	76,219	11,130	(87,349)	761,337

Total liabilities and shareholders’ equity	$165,264	$2,330,436	$193,730	$(87,349)	$2,602,081

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	40,852	14,525	—	97,203
Inventories	325	33,323	6,506	—	40,154
Prepaid expenses	713	2,137	37	—	2,887
Deferred income taxes, net	1,434	1,556	—	—	2,990
Assets held for sale	—	46,740	5,377	—	52,117

Total current assets	64,321	124,156	27,805	—	216,282
Receivables due beyond one year, net of allowances	147	61,118	15,109	—	76,374
Prearranged receivables, net	—	848,625	42,403	—	891,028
Goodwill	—	366,157	30,433	7,200	403,790
Deferred charges	7,271	218,816	20,980	—	247,067
Cemetery property, at cost	—	353,885	23,233	—	377,118
Property and equipment, at cost	31,697	416,293	33,871	—	481,861
Less accumulated depreciation	16,942	154,004	10,855	—	181,801

Net property and equipment	14,755	262,289	23,016	—	300,060
Deferred income taxes, net	17,767	30,690	12,710	(602)	60,565
Investment in subsidiaries	74,118	—	—	(74,118)	—
Other assets	104	1,134	—	—	1,238

Total assets	$178,483	$2,266,870	$195,689	$(67,520)	$2,573,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	6,543	383	—	7,274
Accrued expenses and other current liabilities	20,865	33,001	3,443	—	57,309
Liabilities associated with assets held for sale	—	25,757	4,314	—	30,071

Total current liabilities	35,148	65,301	8,140	—	108,589
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,064,814)	1,031,018	33,796	—	—
Prearranged deferred revenue, net	—	1,109,081	113,704	—	1,222,785
Other long-term liabilities	11,110	3,999	—	—	15,109

Total liabilities	(560,376)	2,209,399	185,640	—	1,834,663

Common stock	107,727	426	52	(478)	107,727
Other	633,575	57,045	9,997	(67,042)	633,575
Accumulated other comprehensive loss	(2,443)	—	—	—	(2,443)

Total shareholders’ equity	738,859	57,471	10,049	(67,520)	738,859

Total liabilities and shareholders’ equity	$178,483	$2,266,870	$195,689	$(67,520)	$2,573,522

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$51,664	$7,045	$2,170	$—	$60,879

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,019	—	—	—	1,019
Proceeds from sale of assets, net	(922)	9,860	—	—	8,938
Additions to property and equipment	(569)	(7,596)	(168)	—	(8,333)
Other	—	41	6	—	47

Net cash provided by (used in) investing activities	(472)	2,305	(162)	—	1,671

Cash flows from financing activities:
Repayments of long-term debt	(48,158)	—	—	—	(48,158)
Intercompany receivables (payables)	12,002	(9,238)	(2,764)	—	—
Issuance of common stock	4,711	—	—	—	4,711
Purchase and retirement of common stock	(10,692)	—	—	—	(10,692)

Net cash used in financing activities	(42,137)	(9,238)	(2,764)	—	(54,139)

Net increase (decrease) in cash	9,055	112	(756)	—	8,411
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$28,030	$(366)	$(668)	$—	$26,996

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$6,738	$7,107	$4,265	$—	$18,110

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Proceeds from sale of assets, net	(821)	2,535	—	—	1,714
Additions to property and equipment	(1,085)	(6,123)	(265)	—	(7,473)
Other	—	182	(9)	—	173

Net cash provided by (used in) investing activities	(1,906)	(3,406)	276	—	(5,036)

Cash flows from financing activities:
Proceeds from long-term debt	50,000	—	—	—	50,000
Repayments of long-term debt	(7,338)	—	—	—	(7,338)
Intercompany receivables (payables)	9,093	(5,274)	(3,819)	—	—
Issuance of common stock	313	—	—	—	313

Net cash provided by (used in) financing activities	52,068	(5,274)	(3,819)	—	42,975

Net increase (decrease) in cash	56,900	(1,573)	722	—	56,049
Cash and cash equivalents, beginning of period	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of period	$81,652	$1,636	$951	$—	$84,239

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Impairment and Other Charges

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In the first quarter of fiscal year 2004, the Company had designated certain real estate as held for sale. During the quarter ended April 30, 2004, the Company determined that the carrying amounts of this real estate exceeded their original estimate of fair market value, less costs to sell. Accordingly, the Company recorded a long-lived asset impairment charge of $291, along with net gains of approximately $200. The net amount of these charges of $91 is presented in the “Impairment and other charges, net” line item in the consolidated statements of earnings for the three and six months ended April 30, 2004. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results. As a result, actual results could differ significantly from these estimates. See Note 12 for a discussion of the Company’s discontinued operations and assets held for sale.

(12) Discontinued Operations and Assets Held for Sale

     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 to classify these operations as held for sale or discontinued operations in the fourth quarter of fiscal year 2003. The operating results of those businesses that met the criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings. As required by the Company’s credit agreement, the Company plans to use substantially all of the proceeds from businesses held for sale to reduce its debt. The Company determined that the carrying value of a number of these businesses exceeded their fair value. As required by SFAS No. 144, the Company recorded an impairment charge of $34,300 during the fourth quarter of fiscal year 2003. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results.

     The assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” At April 30, 2004 and October 31, 2003, the assets held for sale (excluding $13 and $17 of cash and cash equivalent investments of the operations held for sale as of April 30, 2004 and October 31, 2003, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain assets, primarily funeral homes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12) Discontinued Operations and Assets Held for Sale—(Continued)

     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at April 30, 2004 and October 31, 2003 and the operating results of the discontinued operations for the three and six months ended April 30, 2004 and 2003, respectively, are as follows:

	April 30, 2004	October 31, 2003
Assets
Receivables, net of allowances	$3,262	$3,866
Inventories and other current assets	3,625	4,007
Net property and equipment	10,598	14,712
Preneed funeral trust investments	11,205	—
Preneed cemetery trust investments	2,728	—
Prearranged receivables, net	—	19,076
Deferred charges and other assets	6,865	9,781
Cemetery property	675	675

Assets held for sale	$38,958	$52,117

Liabilities
Deferred income taxes, net	$2,036	$2,542
Deferred preneed funeral revenue	6,300	—
Deferred preneed cemetery revenue	1,482	—
Non-controlling interest in funeral and cemetery trusts	13,934	—
Prearranged deferred revenue, net	—	27,529

Liabilities associated with assets held for sale	$23,752	$30,071

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue:
Funeral	$4,272	$5,715	$9,414	$11,744
Cemetery	461	341	869	752

	$4,733	$6,056	$10,283	$12,496

Gross profit:
Funeral	$6	$275	$492	$484
Cemetery	176	43	275	125

	182	318	767	609
Impairment and other charges, net	1,502	—	1,502	—
Other income (expense), net(1)	22	(712)	34	91

Earnings (loss) from discontinued operations before income taxes	$1,706	$(394)	$2,303	$700

(1)	Other income (expense), net for the three and six months ended April 30, 2003 includes a loss of approximately $712 and a gain of approximately $91 related to the sale of businesses, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(13) Severance Charge

     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. The total charge for severance and other costs associated with the workforce reductions was expected to be approximately $2,281. In the first quarter of fiscal year 2004, the Company recorded a charge of $1,993 for these severance costs. In the second quarter of fiscal year 2004, the Company recorded an additional charge of $138 for these severance costs for a total of $2,131 ($1,321 after tax, or $.01 per share) for the six months ended April 30, 2004. All costs incurred as of April 30, 2004 have been paid. There were approximately $150 in severance and other costs remaining under the workforce reduction plan as of April 30, 2004. The plan was completed June 1, 2004.

(14) Consolidated Comprehensive Income

     Consolidated comprehensive income for the six months ended April 30, 2004 and 2003 is as follows:

	Six Months Ended April 30,
	2004	2003
Net earnings	$26,485	$18,964
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454	740	—
Unrealized appreciation of investments, net of deferred tax expense of ($14) and ($56), respectively	57	88
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	194	—
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($332) and ($41), respectively	610	68

Total other comprehensive income	1,601	156

Total comprehensive income	$28,086	$19,120

(15) Guarantees

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(15) Guarantees — (Continued)

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

     As of April 30, 2004, the Company has guaranteed long-term debt of its subsidiaries of approximately $2,665 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

(16) Related Party Transactions

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

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at April 30, 2004, including accrued interest, was approximately $982.

     The father of G. Kenneth Stephens, Jr., Senior Vice President and President of the Company’s eastern division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. During the first six months of fiscal year 2004 and in fiscal year 2003, the Company paid Cemetery Funeral Supply, Inc. $143 and $281, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(17) Subsequent Events

     On June 8, 2004, the Company announced that William E. Rowe, Chairman of the Board, Chief Executive Officer and President, had decided to retire effective October 31, 2004. He stepped down from his current position as President and Chief Executive Officer and will continue in his role as Chairman of the Board until his retirement is effective. As part of Mr. Rowe’s separation agreement, the Company will pay Mr. Rowe $1,000 in equal installments over a two year period, effective October 31, 2004. The Company will record the $1,000 charge in the third quarter of fiscal year 2004. Mr. Rowe will not be eligible to receive an annual bonus. Kenneth C. Budde has been named Chief Executive Officer while the Board of Directors performs a search of internal and external candidates.

     The Company’s executive officers and directors hold options to purchase approximately 4,000,000 shares of the Company’s Class A common stock that expire in January and April of 2005 at exercise prices ranging from $4.16 to $6.96, and averaging $5.21. In order to provide for an orderly means of exercising those options, including the sale of the underlying shares to pay the exercise prices and applicable income taxes, those individuals generally will (1) use other shares held by them to pay the exercise price for as many shares as possible, (2) receive shares of Class A common stock in exchange for exercising the options and (3) enter into plan to adopt a prearranged group stock trading plan for the purpose of selling the remaining shares (approximately 3,300,000 shares based on current market prices) in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As a result, the directors and executive officers will increase their shares of the Company’s Class A common stock by over 365,000 shares. Rule 10b5-1 permits officers and directors to establish, at a time when they are not in possession of material non-public information, a prearranged plan to buy or sell Company securities, and allows them to purchase or sell shares in accordance with the specific terms of the plan, even if the individual subsequently comes into possession of material non-public information. Using these plans, insiders can spread stock trades over an extended period of time to minimize the market impact of the trades.

     Six of the seven current executive officers holding such options will sell only those shares necessary to pay the exercise price and applicable income taxes, resulting in selling 2,100,000 shares in the plan. Mr. Rowe, who holds options on approximately 1,000,000 shares, will be participating in the plan and several directors, who hold approximately 200,000 shares, are expected to participate in the plan, so that approximately 3,300,000 shares (based on current market prices) may be sold pursuant to the plan. The number of shares of Company stock already owned by these executive officers and directors will not be reduced by this plan. The transactions under the 10b5-1 stock trading plan will commence no earlier than June 14, 2004 and will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission. These pre-planned trades will be executed as set forth in the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of June 2, 2004, we owned and operated 274 funeral homes and 148 cemeteries in 29 states within the United States and Puerto Rico.

     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and Note 1 to the consolidated financial statements included herein. We implemented revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In future periods, the implementation of FIN 46R, as it relates to the consolidation of trusts, will affect classifications within the balance sheet, statement of earnings and statement of cash flows, but will have no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings in the statement of earnings. For further discussion, see “Critical Accounting Policies” below and Notes 2 through 6 to the condensed consolidated financial statements included herein.

     Our funeral and cemetery businesses include prearranged sales funded through trust and escrow arrangements. The cemetery business includes maintenance of cemetery grounds funded through perpetual care trusts. We defer all of the earnings realized by our preneed funeral and preneed cemetery trust and escrow accounts until the underlying merchandise or services are delivered. We recognize the earnings from our cemetery perpetual care trust as they are realized in the trust and distributable.

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trusts. However, the average annual realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent and 2.1 percent for fiscal years 2000, 2001, 2002, 2003 and the six months ended April 30, 2004, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery trusts until the underlying products and services are delivered. Consequently, the lower investment returns realized during previous years reduced the trust earnings recognized as revenue in 2003 and did so again in the first six months of 2004. We recognize all earnings and losses realized by our perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and returns on fixed-income investments are expected to continue to put pressure on perpetual care trust earnings recognized during the current year. Because approximately 55 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve as the performance of the overall stock market improves.

     Our preneed funeral and preneed cemetery trust and escrow accounts had net unrealized depreciation of $3.4 million and $3.0 million, respectively, as of April 30, 2004, resulting from temporary unrealized gains and losses. See Notes 3 and 4 to the condensed consolidated financial statements included herein for a discussion of our preneed funeral and cemetery merchandise and services trusts. Unrealized gains and losses in the preneed funeral and cemetery merchandise and services trust and escrow accounts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in our backlog. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of trust earnings to be recorded when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. Our cemetery perpetual care trust accounts had net unrealized appreciation of $4.5 million as of April 30, 2004, resulting from temporary unrealized gains and losses. See Note 5 to the consolidated financial statements included herein for a discussion of our cemetery perpetual care trusts. Unrealized gains and losses in the perpetual care trusts do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

     For a discussion of our forecasts for continuing operations in fiscal year 2004 and the principal assumptions underlying the forecasts, see the discussion under the heading “Forward-Looking Statements.”

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and should be read in conjunction with the information below.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”).

     We implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In future periods, the implementation of FIN 46R, as it relates to the consolidation of trusts, will affect classifications within the balance sheet, statement of earnings and statement of cash flows, but will have no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings in the statement of earnings.

     For a more detailed discussion of our accounting policies after the implementation of FIN 46R, see Notes 2 through 6 to the condensed consolidated financial statements included herein.

Insurance Funded Preneed Funeral Contracts

     We have changed our method of accounting for insurance funded preneed funeral contracts as we have concluded that our insurance funded preneed funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net which at October 31, 2003 were $327.7 million (of which $11.2 million related to our assets held for sale). The removal of these amounts did not have an impact on our consolidated shareholders’ equity, results of operations or cash flows. See Notes 2(b) and 3 to the condensed consolidated financial statements included herein for additional information on insurance related preneed funeral balances.

Results of Operations

     In December 2003, we announced our plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” businesses held for sale or sold that meet certain criteria in SFAS No. 144 are to be classified as discontinued operations. Thus, beginning in the first quarter of fiscal year 2004, the businesses that met the criteria and the businesses sold during fiscal years 2003 and 2004 were classified as discontinued operations. The following discussion segregates the financial results of continuing operations into our funeral and cemetery segments. As there have been no material acquisitions or construction of new locations in fiscal years 2004 and 2003, results from continuing operations reflect those of same store locations.

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003 — Continuing Operations

Funeral Segment

	Three Months Ended April 30,		Increase
	2004	2003	(Decrease)
	(In millions)
Total Funeral Revenue	$71.0	$70.1	$.9
Total Funeral Costs	49.4	51.8	(2.4)

Total Funeral Gross Profit	$21.6	$18.3	$3.3

     Funeral revenue from continuing operations increased $.9 million, or 1.3 percent, for the three months ended April 30, 2004, compared to the corresponding period in 2003. The increase in funeral revenue was primarily due to an increase in the average revenue per funeral service performed by our same store businesses. Our same store businesses achieved a 4.3 percent increase in the average price paid per traditional funeral service and a 4.6 percent increase in the average price paid per cremation service. The increase in average revenue per funeral service was negatively impacted by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals. This resulted in an overall 2.6 percent increase in the average revenue per funeral service for our same store businesses. During the second quarter of 2004, we experienced a .2 percent decrease in funeral services, which represents 34 events.

     Funeral gross profit margin from continuing operations increased from 26.1 percent in the second quarter of fiscal year 2003 to 30.4 percent in the second quarter of fiscal year 2004. The increase is primarily due to the increase in revenue as discussed above, combined with reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives. The cremation rate for our same store operations was 37.0 percent for the quarter ended April 30, 2004 compared to 36.5 percent for the quarter ended April 30, 2003.

Cemetery Segment

	Three Months Ended
	April 30,
	2004	2003	Increase
	(In millions)
Total Cemetery Revenue	$59.1	$57.2	$1.9
Total Cemetery Costs	43.8	42.9	.9

Total Cemetery Gross Profit	$15.3	$14.3	$1.0

     Cemetery revenue from continuing operations increased $1.9 million, or 3.3 percent, for the three months ended April 30, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales. Cemetery property sales increased 6.5 percent in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 due primarily to our preneed cemetery property sales initiative announced in September 2003.

     We experienced an annualized average return, excluding unrealized gains and losses, of 4.5 percent in our perpetual care trusts for the quarter ended April 30, 2004 resulting in revenue of $2.2 million, compared to 4.6 percent for the corresponding period in 2003 resulting in revenue of $2.1 million.

     Cemetery gross profit margin from continuing operations increased from 25.0 percent in the second quarter of fiscal year 2003 to 25.9 percent in the second quarter of fiscal year 2004. The increase is primarily due to an increase in cemetery property sales, combined with reduced general and administrative costs in the cemetery segment resulting from our cost reduction initiatives.

Discontinued Operations

     In accordance with SFAS No. 144, we review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. The operating results of those businesses that met the criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the three months ended April 30, 2004 and 2003 was a net gain of approximately $1.5 million and a net loss of approximately $.7 million, respectively, related to the sale of businesses. The effective tax rate in the second quarter of 2004 for our discontinued operations was a 19.6 percent benefit compared to a benefit of 37.8 percent for the same period in 2003. A benefit was realized by the discontinued operations in the second quarter of 2004 on operating earnings due to the fact that we realized tax benefits on asset sales previously reserved due to the original assumption that the sales would generate capital losses, which upon disposal resulted in operating losses.

Other

     Corporate general and administrative expenses for the three months ended April 30, 2004 increased $.4 million compared to the same period in 2003 primarily due to increased legal and professional fees.

     In December 2003, we announced a reduction and restructuring of our workforce. We recorded a charge of $.1 million in the second quarter of fiscal year 2004 for severance and other related costs. This charge is presented in the “Severance charge” line item in the consolidated statements of earnings.

     In the second quarter of 2004, we determined that the carrying amounts of certain real estate previously designated as held for sale exceeded their fair market value, less costs to sell. Accordingly, we recorded a long-lived asset impairment charge of $.3 million, along with net gains of approximately $.2 million. The net amount of these charges of $.1 million is presented in the “Impairment and other charges, net” line item in the consolidated statement of earnings for the three months ended April 30, 2004.

     Total depreciation and amortization was $13.1 million for the second quarter of fiscal year 2004 compared to $13.7 million for the same period in 2003. Depreciation and amortization from continuing operations was $12.9 million for the second quarter of fiscal year 2004 compared to $13.1 million for the same period in 2003.

     Interest expense decreased $1.6 million to $12.0 million for the second quarter of fiscal year 2004 compared to $13.6 million for the same period in 2003. The decrease is due to an $86.9 million decrease in the average debt outstanding, partially offset by a 24 basis point increase in the average interest rate during the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003.

     Other income, net decreased from $.8 million in the second quarter of fiscal year 2003 to $.1 million in the second quarter of fiscal year 2004 due to the recognition of a gain in the second quarter of 2003 related to the sale of assets.

     As of April 30, 2004 and June 2, 2004, our outstanding debt totaled $454.0 million and $450.7 million, respectively. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreement in effect as of April 30, 2004, approximately 78 percent was fixed-rate debt, with the remaining 22 percent subject to short-term variable interest rates averaging approximately 3.6 percent.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, one of which expired on March 11, 2004 and the other expiring March 11, 2005, each involving a notional amount of $50.0 million. The agreements effectively convert variable-rate debt bearing interest based on three-month LIBOR plus the applicable margin specified under our senior secured credit facility to fixed-rate debt bearing interest at the fixed swap rate plus such applicable margin. As of April 30, 2004, the effective rate of the debt hedged by the remaining interest rate swap was 6.765 percent.

     Our executive officers and directors hold options to purchase approximately 4,000,000 shares of our Class A common stock that expire in January and April of 2005 at exercise prices ranging from $4.16 to $6.96, and averaging $5.21. In order to provide for an orderly means of exercising those options, including the sale of the underlying shares to pay the exercise prices and applicable income taxes, those individuals generally will (1) use other shares held by them to pay the exercise price for as many shares as possible, (2) receive shares of Class A common stock in exchange for exercising the options and (3) enter into plan to adopt a prearranged group stock trading plan for the purpose of selling the remaining shares (approximately 3,300,000 shares based on current market prices) in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As a result, the directors and executive officers will increase their shares of our Class A common stock by over 365,000 shares. Rule 10b5-1 permits officers and directors to establish, at a time when they are not in possession of material non-public information, a prearranged plan to buy or sell Company securities, and allows them to purchase or sell shares in accordance with the specific terms of the plan, even if the individual subsequently comes into possession of material non-public information. Using these plans, insiders can spread stock trades over an extended period of time to minimize the market impact of the trades.

     Six of the seven current executive officers holding such options will sell only those shares necessary to pay the exercise price and applicable income taxes, resulting in selling 2,100,000 shares in the plan. William E. Rowe, Chairman of the Board, who holds options on approximately 1,000,000 shares, will be participating in the plan and several directors, who hold approximately 200,000 shares, are expected to participate in the plan, so that approximately 3,300,000 shares (based on current market prices) may be sold pursuant to the plan. The number of shares of our stock already owned by these executive officers and directors will not be reduced by this plan. The transactions under the 10b5-1 stock trading plan will commence no earlier than June 14, 2004 and will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission. These pre-planned trades will be executed as set forth in the plan.

Preneed Sales and Deliveries

     In the third quarter of fiscal year 2003, we increased our focus on preneed funeral sales as part of our operating initiatives. Preneed funeral sales increased 3.6 percent in the second quarter of fiscal year 2004 compared to the same period in 2003.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $40.9 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $15.9 million related to insurance funded preneed funeral contracts) during the three months ended April 30, 2004 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $40.2 million (including $17.4 million related to insurance funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $42.6 million for the three months ended April 30, 2004, compared to $45.4 million for the corresponding period in 2003.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003 — Continuing Operations

Funeral Segment

	Six Months Ended April 30,		Increase
	2004	2003	(Decrease)
	(In millions)
Total Funeral Revenue	$144.9	$140.8	$4.1
Total Funeral Costs	100.6	103.6	(3.0)

Total Funeral Gross Profit	$44.3	$37.2	$7.1

     Funeral revenue from continuing operations increased $4.1 million, or 2.9 percent, for the six months ended April 30, 2004, compared to the corresponding period in 2003. The increase in funeral revenue was primarily due to a 1.1 percent increase in the number of funeral services performed by our same store businesses, combined with an increase in the average revenue per funeral service performed by these businesses. Our same store businesses achieved a 4.2 percent increase in the average price paid per traditional funeral service and a 4.6 percent increase in the average price paid per cremation service. The increase in average revenue per funeral service was negatively impacted by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals. This resulted in an overall 1.9 percent increase in the average revenue per funeral service for our same store businesses.

     Funeral gross profit margin from continuing operations increased from 26.4 percent in the six months ended April 30, 2003 to 30.6 percent in the six months ended April 30, 2004. The increase is primarily due to the increase in revenue as discussed above, combined with reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives. The cremation rate for our same store operations was 36.7 percent for the six months ended April 30, 2004 compared to 36.1 percent for the six months ended April 30, 2003.

Cemetery Segment

	Six Months Ended
	April 30,
	2004	2003	Increase
	(In millions)
Total Cemetery Revenue	$114.7	$111.3	$3.4
Total Cemetery Costs	85.3	84.8	.5

Total Cemetery Gross Profit	$29.4	$26.5	$2.9

     Cemetery revenue from continuing operations increased $3.4 million, or 3.1 percent, for the six months ended April 30, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales. Cemetery property sales increased 7.3 percent in the six months ended April 30, 2004 compared to the six months ended April 30, 2003 due primarily to our preneed cemetery property sales initiative announced in September 2003.

     We experienced an annualized average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trusts for the six months ended April 30, 2004 resulting in revenue of $4.6 million, compared to 4.4 percent for the corresponding period in 2003 resulting in revenue of $4.0 million.

     Cemetery gross profit margin from continuing operations increased from 23.8 percent in the six months ended April 30, 2003 to 25.6 percent in the six months ended April 30, 2004. The increase is primarily due to an increase in cemetery property sales, combined with reduced general and administrative costs in the cemetery segment resulting from our cost reduction initiatives.

Discontinued Operations

     Included in discontinued operations for the six months ended April 30, 2004 and 2003 were net gains of approximately $1.5 million and $.1 million, respectively, related to the sale of businesses. The effective tax rate for the six months ended April 30, 2004 for our discontinued operations was a 4.7 percent benefit compared to an expense of 38.0 percent for the same period in 2003. A benefit was realized by the discontinued operations on operating earnings in the first six months of 2004 due to the fact that we realized tax benefits on asset sales previously reserved due to the original assumption that the sales would generate capital losses, which upon disposal resulted in operating losses. For further information on our discontinued operations, see “Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003 — Discontinued Operations.”

Other

     Corporate general and administrative expenses for the six months ended April 30, 2004 were flat compared to the same period in 2003.

     In December 2003, we announced a reduction and restructuring of our workforce. We recorded a charge of $2.1 million in the six months ended April 30, 2004 for severance and other related costs. This charge is presented in the “Severance charge” line item in the consolidated statements of earnings.

     Total depreciation and amortization was $26.0 million for the six months ended April 30, 2004 compared to $27.1 million for the same period in 2003. Depreciation and amortization from continuing operations was $25.7 million for the six months ended April 30, 2004 compared to $26.0 million for the same period in 2003.

     In the second quarter of 2004, we determined that the carrying amounts of certain real estate previously designated as held for sale exceeded their fair market value, less costs to sell. Accordingly, we recorded a long-lived asset impairment charge of $.3 million, along with net gains of approximately $.2 million. The net amount of these charges of $.1 million is presented in the “Impairment and other charges, net” line item in the consolidated statement of earnings for the six months ended April 30, 2004.

     Interest expense decreased $2.6 million to $24.5 million for the six months ended April 30, 2004 compared to $27.1 million for the same period in 2003. The decrease is due to a $75.9 million decrease in the average debt outstanding, partially offset by a 22 basis point increase in the average interest rate during the six months ended April 30, 2004 compared to the six months ended April 30, 2003.

     Other income (expense), net decreased from $1.7 million for the six months ended April 30, 2003 to ($.1) million in the six months ended April 30, 2004 primarily due to the writedown of certain marketable securities in the first quarter of 2004, which had market value losses that were deemed to be other than temporary, in addition to the recognition of a gain in 2003 related to the sale of assets.

     As of April 30, 2004, our outstanding debt totaled $454.0 million. Our outstanding debt is discussed further under the heading “Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003 — Other.”

     On June 8, 2004, we announced that our executive officers and directors planned to adopt a prearranged group stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For further information, see “Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003 — Other.”

Preneed Sales and Deliveries

     In the third quarter of fiscal year 2003, we increased our focus on preneed funeral sales as part of our operating initiatives. Preneed funeral sales increased 9.9 percent for the six months ended April 30, 2004 compared to the same period in 2003.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $78.3 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $30.8 million related to insurance funded preneed funeral contracts) during the six months ended April 30, 2004 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $75.4 million (including $31.7 million related to insurance funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $85.2 million for the six months ended April 30, 2004, compared to $89.2 million for the corresponding period in 2003.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $60.9 million for the six months ended April 30, 2004, compared to providing cash of $18.1 million for the corresponding period in 2003. This includes a cash inflow of $33.2 million from a tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue and a cash outflow of $1.3 million for severance costs in 2004.

     Our investing activities resulted in a net cash inflow of $1.7 million for the six months ended April 30, 2004, compared to a net cash outflow of $5.0 million for the comparable period in 2003. The change is primarily due to $8.9 million of proceeds received in connection with asset sales, compared to $1.7 million for the same period in 2003. For the six months ended April 30, 2004, capital expenditures amounted to $8.3 million, which included $7.1 million for maintenance capital expenditures and $1.2 million for new growth initiatives, compared to capital expenditures of $7.5 million in the same period in 2003, which included $7.0 million for maintenance capital expenditures and $.5 million for new growth initiatives.

     Our financing activities resulted in a net cash outflow of $54.1 million for the six months ended April 30, 2004, compared to a net cash inflow of $43.0 million for the comparable period in 2003. The change is primarily due to repayments of long-term debt of $48.2 million in the six months ended April 30, 2004, compared to $7.3 million in the comparable period of 2003. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004. The change is also due to $50.0 million in additional Term Loan B financing received in 2003 in connection with the redemption of our Remarketable Or Redeemable Securities. We have also used $10.7 million in 2004 to repurchase stock under our stock repurchase program, which began in the third quarter of fiscal year 2003.

Contractual Obligations and Commercial Commitments

     As of April 30, 2004, our outstanding debt balance was $454.0 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2004.

			Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations(1)	$454.0	$5.6	$147.7	$300.2	$.5
Operating lease obligations (2)	41.5	2.8	12.6	7.9	18.2
Non-competition and other agreements (3)	12.1	2.6	7.3	1.8	.4

	$507.6	$11.0	$167.6	$309.9	$19.1

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2004.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of April 30, 2004 are $2.8 million, $4.7 million, $4.2 million, $3.7 million, $3.3 million and $22.8 million for the years ending October 31, 2004, 2005, 2006, 2007, 2008 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to two former executive officers.

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

     The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2004.

				Other,
				Principally
				Seller
Fiscal	Revolving		Senior	Financing of
Year Ending	Credit	Term	Subordinated	Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2004	$—	$1.3	$—	$1.9	$3.2
2005	79.0	68.0	—	1.7	148.7
2006	—	—	—	.8	.8
2007	—	—	—	.5	.5
2008	—	—	300.0	.2	300.2
Thereafter	—	—	—	.6	.6

Total long-term debt	$79.0	$69.3	$300.0	$5.7	$454.0

     We had $15.0 million of outstanding letters of credit as of April 30, 2004, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of April 30, 2004, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future. As of April 30, 2004 and June 2, 2004, there was $79.0 million drawn on our $175.0 million revolving credit facility. As of April 30, 2004 and June 2, 2004, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation was $40.0 million.

     Under our credit agreement, if there is no default or event of default, we may pay cash dividends and repurchase our stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15.0 million, or, if our consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25.0 million. Under the restrictions in our debt agreements, as of April 30, 2004, we could use up to $25.0 million to pay dividends or repurchase our stock during fiscal year 2004. Since the inception of our stock repurchase program in June 2003 through June 2, 2004, we had repurchased 2,980,200 shares of our Class A common stock at an average price of $6.10 per share.

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

     We expect to be able to pay our debt coming due in fiscal year 2004 using cash from operations or by drawing on our revolving credit facility. It is not our intention to pay all remaining amounts on our long-term debt exclusively from cash flow from operations. We plan to refinance our revolving credit facility and Term Loan B within the next twelve months. The first call date on our senior subordinated notes is in July 2005 at 105.375 percent. If we call these notes at that time, we would record an early extinguishment of debt charge of approximately $20.2 million including the bond call premium of $16.1 million and expensing of the unamortized fees of $4.1 million. Any refinancing could result in additional interest savings or additional interest and other costs depending primarily on financial markets and our credit profile at the time of refinancing.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of April 30, 2004 consist of the following items:

(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida, which is discussed above and in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003; and

(2)	the insurance funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third party insurers, are not reflected in our consolidated balance sheets, and are discussed above and in Notes 2 and 3 to the condensed consolidated financial statements included herein.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Six Months Ended April 30,	Years Ended October 31,
2004	2003	2002		2001	2000	1999
2.50(1)	(2)	1.75	(3)	(4)(5)	2.57	3.43	(4)

(1)	Pretax earnings for the six months ended April 30, 2004 include a charge of $2.1 million for severance costs related to workforce reductions and a charge of $.1 million for impairment and other charges.

(2)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with the redemption of our Remarketable Or Redeemable Securities and a noncash charge of $107.3 million for the impairment charges related to goodwill and long-lived asset impairment. As a result of these charges, our earnings for fiscal year 2003 were insufficient to cover our fixed charges, and an additional $69.8 million in pretax earnings would have been required to eliminate the coverage deficiency.

(3)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale.

(4)	Excludes the cumulative effect of change in accounting principles.

(5)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $197.0 million in pretax earnings would have been required to eliminate the coverage deficiency.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the six months ended April 30, 2004 reflects the adoption of SFAS No. 144; fiscal years 2003 and 2002 reflect the adoption of SFAS No. 142; fiscal year 2001 reflects the 2001 change in accounting principles; and fiscal years 2000 and 1999 reflect the 1999 change in accounting principle.

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

     Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converted $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expired on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($1.4) million and ($2.6) million as of April 30, 2004 and October 31, 2003, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $.4 million and $.8 million in the fair value of these instruments as of April 30, 2004 and October 31, 2003, respectively.

     As of April 30, 2004 and October 31, 2003, the carrying values of our Term Loan B and revolving credit facility, including accrued interest, were $148.3 million and $194.4 million, respectively, compared to fair values of $148.9 million and $195.9 million, respectively. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $148.3 million outstanding under our Term Loan B and revolving credit facility on April 30, 2004, $98.3 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.3 million in our pretax earnings. Of the $194.4 million outstanding under our Term Loan B and revolving credit facility on October 31, 2003, $94.4 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     As of April 30, 2004 and October 31, 2003, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $316.5 million and $318.5 million, respectively, compared to fair values of $350.0 million and $357.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 40 and 60 basis points for April 30, 2004 and October 31, 2003, would result in changes of approximately $1.5 million and $3.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trusts

     As of April 30, 2004 and October 31, 2003, our marketable equity securities and our fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery and perpetual care trust and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery and perpetual care trusts, based on the April 30, 2004 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust of $2.1 million in 2004, $3.2 million in 2005 and $4.5 million in 2006.

     Our prearranged funeral, cemetery and perpetual care trust and escrow accounts are detailed in Notes 3, 4 and 5 to our condensed consolidated financial statement included in Item 1 and in Notes 4 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of our Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Item 4. Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting him to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
February 1, 2004 through February 29, 2004	761,500	$6.28	761,500	$16,949,505
March 1, 2004 through March 31, 2004	544,400	$6.60	544,400	$13,355,548
April 1, 2004 through April 30, 2004	264,000	$7.38	264,000	$11,406,218

Total	1,569,900	$6.58	1,569,900	$11,406,218

(1)	On June 26, 2003, we announced that our Board of Directors had approved a new stock repurchase program that allows us to invest up to $25.0 million in repurchases of our Class A common stock. The repurchases are limited to our Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of the program through April 30, 2004, we have repurchased 2,358,400 shares at an average price of $5.76 per share.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2004 annual meeting of shareholders was held on April 13, 2004. All director nominees were elected. The voting tabulation was as follows: Frank B. Stewart, Jr.: 125,176,520 votes for, 1,865,183 votes withheld; John P. Laborde: 125,205,579 votes for, 1,836,124 votes withheld; Thomas M. Kitchen: 125,218,156 votes for, 1,823,547 votes withheld. The proposal to ratify the retention of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the fiscal year ending October 31, 2004 was approved. The voting tabulation was as follows: 125,511,572 votes for, 1,502,469 votes against and 27,662 abstentions.

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

     We project that earnings for continuing operations will be in the range of $.36 and $.40 per share for fiscal year 2004 including the $.01 per share impact of the severance charge. We expect cash flow from operations to be between $77 million and $86 million, including the $33 million tax refund received in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. Maintenance capital expenditures are expected to be between $16 million and $17 million.

     Our 2004 forecast for continuing operations is based on the following principal assumptions:

(1)	An increase in revenue of 1 to 3 percent for continuing operations and a corresponding increase in the associated direct costs.

(2)	The increase in revenue is expected to be driven by an increase in the average revenue per service performed of approximately 2 to 3 percent, excluding any impact from funeral trust earnings, and an increase in preneed property sales of 5 to 10 percent.

(3)	Increases in average revenue per service performed may be partially offset by a decrease in the number of families served by continuing operations in 2004 as compared to 2003. The upper end of the forecast range assumes that these businesses will serve the same number of families during fiscal year 2004 as in 2003, and the lower end assumes a possible reduction in the number of families served of up to 3 percent, which is in line with trends over previous years.

(4)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery and perpetual care trusts, is expected to be about the same as that recognized in 2003.

(5)	Our cost-saving initiatives, including the reduction in workforce, are expected to reduce costs by $16

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

     Our 2004 forecast for continuing operations is intended to reflect forecasted same store results and excludes the effects of divestitures. We believe it is appropriate to use the range of diluted earnings per share provided herein because of the uncertainty of possible developments described below. Guidance for diluted earnings per share and all other forecasted operating measures specifically exclude the following:

•	The possibility of gains or losses associated with asset dispositions.

•	The possibility of gains or losses associated with early extinguishments of debt and changes in capital structure.

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

Risks Related to Our Business

Earnings from and principal of trust and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates or by a decline in the size of the funds.

     We maintain three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) perpetual care. Earnings and investment gains and losses on trust and escrow accounts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the trusts, and we may not choose the optimal mix for any particular market condition. The size of the trusts depends upon the level of preneed sales and maturities, the amount of ordinary income and investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trusts would cause a decline in current revenues, while declines in earnings from other trust and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial position and results of operations.

     Unrealized gains and losses in the preneed funeral and cemetery merchandise and service trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2003 and did so again in the first six months of fiscal year 2004. Unrealized gains and losses in the perpetual care trust do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

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

     Our ability to service our debt depends upon our ability to generate sufficient cash. As required by our credit agreement, we plan to use substantially all of the proceeds from businesses held for sale and the approximate $12 million of remaining income tax benefits relating to the sale of our foreign operations, the majority of which we expect to receive over the next three years, to reduce our debt. We discuss the risks associated with the sale of the businesses held for sale in other risk factors herein. Our ability to receive the expected income tax benefits within our expected time frame depends upon, among other things, the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flows from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control. It is not our intention to pay amounts due on our long-term debt maturing in fiscal year 2005 and beyond exclusively with cash flow from operations. We plan to refinance our revolving credit facility and Term Loan B within the next twelve months. The first call date on our senior subordinated notes is in July 2005 at 105.375 percent. If we call these notes at that time, we would record an early extinguishment of debt charge of approximately $20.2 million including the bond call premium of $16.1 million and expensing of the unamortized fees of $4.1 million. If we are unsuccessful in refinancing this debt, we may not generate sufficient cash from operations to satisfy this debt as it becomes due. Our ability to refinance this debt, and any potential interest savings or potential increased interest and other costs associated with refinancings, depends primarily on financial markets and our credit profile at the time of the refinancing.

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

     As of June 2, 2004, $145.8 million of our long-term debt was subject to variable interest rates, although $50.0 million of that amount was fixed pursuant to the terms of an interest rate swap expiring in March 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of February 18, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.6	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Separation Agreement by and between the Company and William E. Rowe dated as of June 3, 2004

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Financial Officer (included in Exhibit 31.1)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

     We filed a Form 8-K dated February 25, 2004, reporting under “Item 5. Other Events,” the announcement that Mr. Thomas M. Kitchen was named to the Company’s Board of Directors.

     We filed a Form 8-K dated March 9, 2004, reporting under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition,” the earnings release for the quarter ended January 31, 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

June 9, 2004	/s/ KENNETH C. BUDDE

Kenneth C. Budde
Chief Executive Officer and
Chief Financial Officer

June 9, 2004	/s/ MICHAEL G. HYMEL

Michael G. Hymel
Vice President
Corporate Controller
Chief Accounting Officer

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of February 18, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.6	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Separation Agreement by and between the Company and William E. Rowe dated as of June 3, 2004

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Financial Officer (included in Exhibit 31.1)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer and Chief Financial Officer