Form 10-Q
period 2004-07-31
STEWART ENTERPRISES INC
filed 2004-09-13
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004
OR
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

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of September 1, 2004, was 104,291,472 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings — Three Months Ended July 31, 2004 and 2003	3
Condensed Consolidated Statements of Earnings — Nine Months Ended July 31, 2004 and 2003	4
Condensed Consolidated Balance Sheets — July 31, 2004 and October 31, 2003	5
Condensed Consolidated Statement of Shareholders’ Equity — Nine Months Ended July 31, 2004	7
Condensed Consolidated Statements of Cash Flows — Nine Months Ended July 31, 2004 and 2003	8
Notes to Condensed Consolidated Financial Statements	9
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.Controls and Procedures	54
Part II. Other Information
Item 1.Legal Proceedings	55
Item 2.Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	55
Item 5.Other Information	56
Item 6.Exhibits and Reports on Form 8-K	63
Signatures	65
1st Sup. to App. A of Emp. Agmt.-Kenneth C. Budde
1st Sup. to App. A of Emp. Agmt.-Lawrence B. Hawkins
1st Sup. to App. A of Emp. Agmt.-Brent F. Heffron
3rd Sup. to App. A of Emp. Agmt.-Randall L. Stricklin
3rd Sup. to App. A of Emp. Agmt.-G. Kenneth Stephens, Jr.
3rd Sup. to App. A of Emp. Agmt.-Michael K. Crane
3rd Sup. to App. A of Emp. Agmt.-Everett N. Kendrick
Calculation of Ratio of Earnings to Fixed Charges
Certification of CEO & CFO pursuant to Section 302
Certification of CEO & CFO pursuant to Section 906

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2004	2003
Revenues:
Funeral	$67,285	$68,838
Cemetery	60,326	54,936

	127,611	123,774

Costs and expenses:
Funeral	49,520	52,033
Cemetery	46,667	43,616

	96,187	95,649

Gross profit	31,424	28,125
Corporate general and administrative expenses	(4,150)	(4,931)
Separation charges (Note 12)	(1,085)	(2,450)

Operating earnings	26,189	20,744
Interest expense	(11,502)	(13,249)
Loss on early extinguishment of debt (Note 13)	—	(11,289)
Investment income	77	66
Other income, net	1,585	438

Earnings (loss) from continuing operations before income taxes	16,349	(3,290)
Income tax expense (benefit)	5,984	(911)

Earnings (loss) from continuing operations	10,365	(2,379)

Discontinued operations (Note 11):
Loss from discontinued operations before income taxes	(483)	(194)
Income tax benefit	(961)	(74)

Earnings (loss) from discontinued operations	478	(120)

Net earnings (loss)	$10,843	$(2,499)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.10	$(.02)
Earnings from discontinued operations	—	—

Net earnings (loss)	$.10	$(.02)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.10	$(.02)
Earnings from discontinued operations	—	—

Net earnings (loss)	$.10	$(.02)

Weighted average common shares outstanding (in thousands):
Basic	107,067	108,386

Diluted	108,068	108,386

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2004	2003
Revenues:
Funeral	$212,830	$210,433
Cemetery	175,044	166,229

	387,874	376,662

Costs and expenses:
Funeral	150,672	156,426
Cemetery	132,005	128,415

	282,677	284,841

Gross profit	105,197	91,821
Corporate general and administrative expenses	(12,684)	(13,413)
Separation charges (Note 12)	(3,216)	(2,450)

Operating earnings	89,297	75,958
Interest expense	(35,976)	(40,405)
Loss on early extinguishment of debt (Note 13)	—	(11,289)
Investment income	202	237
Other income, net	1,441	2,123

Earnings from continuing operations before income taxes	54,964	26,624
Income taxes	20,477	10,456

Earnings from continuing operations	34,487	16,168

Discontinued operations (Note 11):
Earnings from discontinued operations before income taxes	1,742	479
Income tax expense (benefit)	(1,099)	182

Earnings from discontinued operations	2,841	297

Net earnings	$37,328	$16,465

Basic earnings per common share:
Earnings from continuing operations	$.32	$.15
Earnings from discontinued operations	.03	—

Net earnings	$.35	$.15

Diluted earnings per common share:
Earnings from continuing operations	$.32	$.15
Earnings from discontinued operations	.03	—

Net earnings	$.35	$.15

Weighted average common shares outstanding (in thousands):
Basic	107,461	108,242

Diluted	108,061	108,266

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalent investments	$16,076	$18,585
Marketable securities	1,292	2,346
Receivables, net of allowances	59,276	97,203
Inventories	39,164	40,154
Prepaid expenses	2,764	2,887
Deferred income taxes, net	1,671	2,990
Assets held for sale (Note 11)	30,987	52,117

Total current assets	151,230	216,282
Receivables due beyond one year, net of allowances	78,252	76,374
Preneed funeral receivables and trust investments	502,036	—
Preneed cemetery receivables and trust investments	254,087	—
Prearranged receivables, net	—	891,028
Goodwill	402,910	403,790
Deferred charges	247,240	247,067
Cemetery property, at cost	372,991	374,043
Property and equipment, at cost:
Land	37,342	37,350
Buildings	294,477	292,157
Equipment and other	159,990	155,429

	491,809	484,936
Less accumulated depreciation	193,246	181,801

Net property and equipment	298,563	303,135
Deferred income taxes, net	47,683	60,565
Cemetery perpetual care trust investments	205,695	—
Other assets	1,455	1,238

Total assets	$2,562,142	$2,573,522

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003
Current liabilities:
Current maturities of long-term debt (Note 13)	$73,953	$13,935
Accounts payable	6,240	7,274
Accrued payroll	11,595	8,596
Accrued insurance	17,506	19,243
Accrued interest	3,208	11,428
Other current liabilities	11,970	17,273
Income taxes payable	150	769
Liabilities associated with assets held for sale (Note 11)	18,586	30,071

Total current liabilities	143,208	108,589
Long-term debt, less current maturities	363,413	488,180
Deferred preneed funeral revenue	157,282	—
Deferred preneed cemetery revenue	289,254	—
Non-controlling interest in funeral and cemetery trusts	618,771	—
Prearranged deferred revenue, net	—	1,222,785
Other long-term liabilities	11,108	15,109

Total liabilities	1,583,036	1,834,663

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	204,390	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,290,872 and 104,172,151 shares at July 31, 2004 and October 31, 2003, respectively	104,291	104,172
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2004 and October 31, 2003; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	673,374	676,439
Accumulated deficit	(5,536)	(42,864)
Unearned restricted stock compensation	(413)	—
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(797)
Derivative financial instrument losses	(555)	(1,646)

Total accumulated other comprehensive loss	(555)	(2,443)

Total shareholders’ equity	774,716	738,859

Total liabilities and shareholders’ equity	$2,562,142	$2,573,522

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Unearned	Appreciation	Derivative
		Additional	Earnings	Restricted	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Stock	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
Balance October 31, 2003	$107,727	$676,439	$(42,864)	$—	$(797)	$(1,646)	$738,859
Comprehensive income:
Net earnings			37,328				37,328
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454					740		740
Unrealized appreciation of investments, net of deferred tax expense of ($14)					57		57
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)						194	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($507)						897	897

Total other comprehensive income	—	—	—	—	797	1,091	1,888

Total comprehensive income	—	—	37,328	—	797	1,091	39,216
Issuance of restricted stock awards, net of cancellations	160	712		(872)			—
Amortization of unearned restricted stock compensation				459			459
Issuance of common stock	74	347					421
Stock options exercised	2,646	9,999					12,645
Tax benefit associated with stock options exercised		2,465					2,465
Purchase and retirement of common stock	(2,761)	(16,588)					(19,349)

Balance July 31, 2004	$107,846	$673,374	$ (5,536)	$ (413)	$—	$ (555)	$774,716

(1)	Amount includes 104,291 and 104,172 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2004 and October 31, 2003, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$37,328	$16,465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Reduction in 2003 impairment charge and gain on asset disposals, net	(1,765)	(1,072)
Loss on early extinguishment of debt	—	11,289
Depreciation and amortization	39,560	40,375
Provision for doubtful accounts	5,595	5,406
Net loss realized on marketable securities	1,203	—
Provision for deferred income taxes	12,100	11,246
Other	460	—
Changes in assets and liabilities:
Decrease in other receivables	28,642	12,844
Decrease in deferred charges	5,665	5,088
(Increase) decrease in inventories and cemetery property	1,839	(140)
Decrease in accounts payable and accrued expenses	(11,477)	(12,948)
Change in prearranged activity	(23,064)	(18,267)
Prearranged acquisition costs	(26,224)	(27,346)
Increase (decrease) in other	(1,260)	3,294

Net cash provided by operating activities	68,602	46,234

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	550
Proceeds from sale of assets, net	12,871	2,009
Additions to property and equipment	(14,280)	(13,967)
Other	208	72

Net cash used in investing activities	(80)	(11,336)

Cash flows from financing activities:
Retirement of Remarketable Or Redeemable Securities (“ROARS”)	—	(12,691)
Proceeds from long-term debt	—	105,000
Repayments of long-term debt	(64,748)	(135,796)
Debt issue costs	—	(813)
Issuance of common stock	13,066	582
Purchase and retirement of common stock	(19,349)	—

Net cash used in financing activities	(71,031)	(43,718)

Net decrease in cash	(2,509)	(8,820)
Cash and cash equivalents, beginning of period	18,585	28,190

Cash and cash equivalents, end of period	$16,076	$19,370

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(26,900)	$(17,200)
Interest	$39,500	$47,300
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$—	$1,445

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

     (a) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2004, the Company owned and operated 259 funeral homes and 148 cemeteries in 28 states within the United States and Puerto Rico.

     (b) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 11 for a discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale.

     (c) Interim Disclosures

     The information as of July 31, 2004, and for the three and nine months ended July 31, 2004 and 2003, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     The year-end condensed consolidating balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2003.

     The results of operations for the three and nine months ended July 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2004.

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

     SFAS No. 142, “Goodwill and Other Intangibles,” provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

units. In the fourth quarter of each fiscal year, the Company conducts its annual goodwill impairment analysis which compares the fair value with the book value for each reporting unit. The Company recorded a noncash goodwill impairment charge of $73,000 in the fourth quarter of fiscal year 2003 related to its cemetery segment as a result of the annual goodwill impairment review. Goodwill decreased $880 to $402,910 at July 31, 2004 compared to $403,790 at October 31, 2003, due to the sale of certain businesses.

     (i) Stock-Based Compensation

     At July 31, 2004, the Company had five stock-based employee compensation plans, which are described in more detail in Note 17 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2004 is reflected in earnings and amounted to $87 and $459 for the three and nine months ended July 31, 2004, respectively. See Note 1(n) for further discussion on the Company’s restricted stock. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net earnings (loss)	$10,843	$(2,499)	$37,328	$16,465
Stock-based employee compensation expense included in reported net earnings, net of tax	54	—	285	—
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(416)	(752)	(1,386)	(2,197)

Pro forma net earnings (loss)	$10,481	$(3,251)	$36,227	$14,268

Net earnings (loss) per common share:
Basic – as reported	$.10	$(.02)	$.35	$.15

Basic – pro forma	$.10	$(.03)	$.34	$.13

Diluted – as reported	$.10	$(.02)	$.35	$.15

Diluted – pro forma	$.10	$(.03)	$.34	$.13

     (j) Funeral Revenue

     The Company sells prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. Prior to performing the funeral or delivering of the merchandise, such sales are deferred.

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

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust or escrow accounts. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and service trust or escrow accounts until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise and services are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

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
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in trust in perpetuity. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by cemetery perpetual care trusts.

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

     The Company received a $33,222 income tax refund in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. During the third quarter of 2003, the Company received a tax refund of $23,334 related to the sale of its foreign operations. The Company used these refunds to reduce its outstanding debt balance.

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

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program that allows the Company to invest up to $25,000 in repurchases of its Class A common stock. In June 2004, the Board of Directors approved an additional $3,000 in stock repurchases, which increases the stock repurchase program limit from $25,000 to $28,000. The repurchases are limited to the Company’s Class A common stock and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

are made in the open market or in privately negotiated transactions at such times and in such amounts as management

(1) Basis of Presentation—(Continued)

deems appropriate, depending on market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the program through July 31, 2004, the Company had repurchased 3,500,000 shares of its Class A common stock at an average price of $6.35 per share.

     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers (of which 110,666 shares have been cancelled as of July 31, 2004). The restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period until the shares vest. The restricted stock vests equally on October 31, 2004, October 31, 2005 and October 31, 2006.

     (o) Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounts for its $50,000 interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability of $555 in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income.

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

     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affects certain line items in the consolidated balance sheet and statement of earnings as

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

described below, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 3, 4 and 5.

     Although FIN 46R requires consolidation of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and service trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classifies deposits to the funeral and cemetery merchandise and service trusts as non-controlling liability interests and classifies deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.

     All of these trusts hold investments in marketable securities, which have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 115. Unrealized gains and losses attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive income or loss to non-controlling interest in funeral and cemetery trusts and perpetual care trusts in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive income or loss to deferred revenues.

     Beginning April 30, 2004, the Company recognizes realized earnings of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts within other income, net (with a corresponding debit to the related trust asset). The Company then recognizes a corresponding expense within other income, net representing the realized earnings of these trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts or non-controlling interest in perpetual care trusts, as the case may be). The Company also simultaneously recognizes a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding credit to deferred preneed funeral or cemetery revenue), when such earnings have not been earned by the Company through the performance of services or delivery of merchandise (see Note 6). The net effect is an increase by the amount of the realized earnings in both the trust asset and the related non-controlling interest and deferred revenue; there is no effect on net income. In the case of preneed funeral and cemetery merchandise and service trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts (with corresponding debits to non-controlling interest in funeral and cemetery trusts and to deferred preneed funeral revenues or deferred preneed cemetery revenues, as the case may be). In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and distributable (with a corresponding debit to non-controlling interest in perpetual care trusts). These earnings and related funds are intended to defray cemetery maintenance costs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

     The end result of FIN 46R is that the Company’s trust assets are now recorded on the consolidated balance sheet at their market value and included in preneed receivables and trust investments with corresponding credits to deferred preneed revenue and non-controlling interest in the trusts, as opposed to being recorded at their original cost as prearranged receivables and prearranged deferred revenue prior to adoption of FIN 46R. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of earnings through other income, net with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the preneed funeral and cemetery merchandise and service trusts are recognized as revenue when the related merchandise and services are delivered, and perpetual care trust earnings are recognized as revenue as they are realized in the trust and distributable. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or shareholders’ equity.

     For more detailed discussions of the Company’s accounting policies after the implementation of FIN 46R, see Notes 3 through 6.

     (b) Insurance-Funded Preneed Funeral Contracts

     The Company has changed its method of accounting for insurance-funded preneed funeral contracts as the Company has concluded that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance-funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2003 were $327,708 (of which $11,152 related to the Company’s assets held for sale). The removal of these amounts did not affect the Company’s consolidated shareholders’ equity, results of operations or cash flows. See Note 3 for additional information on insurance-related preneed funeral balances.

     (c) Other Changes

     In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Except as noted, this statement was effective for financial statements with fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 had no impact on the Company’s financial condition or results of operations.

(3) Preneed Funeral Activities

     The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

may be required to be placed into trust accounts (“trust-funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third-party insurance companies to fund their preneed funeral contracts (“insurance-funded preneed funeral contracts”). The funeral goods and services selected at the time of contract origination will be funded by the insurance policy proceeds, which include increasing insurance benefits. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future.

     Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with the implementation of FIN 46R. See Note 2(a) for additional information. The Company also changed its accounting for insurance-funded preneed funeral contracts. See Note 2(b) for additional information. The contract amounts associated with unfulfilled insurance-funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed funeral revenues into non-controlling interest in funeral and cemetery trusts.

     Funeral revenues are recognized in the consolidated statement of earnings on preneed funeral contracts (trust- funded and insurance-funded) at the time the funeral service is performed. Through April 30, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred when realized. When the services were performed, those net investment earnings were recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning with the third quarter of 2004, the Company now recognizes realized earnings of these trusts within other income, net (with a corresponding debit to preneed funeral receivables and trust investments) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The Company recognizes a corresponding expense within other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed funeral revenues). The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest; there is no effect on net income. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and service trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed funeral revenues. Upon performance of the funeral services, the Company recognizes as revenues amounts attributed to the non-controlling interest holders, including realized trust earnings.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

Preneed Funeral Receivables and Trust Investments

     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at July 31, 2004 are as follows:

July 31, 2004
Trust assets	$438,124
Receivables from customers	63,912

Preneed funeral receivables and trust investments	$502,036

     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income. As a result, when realized or unrealized losses of trust investments result in trust-funded preneed funeral contracts being under-funded, the Company assesses those contracts to determine whether a loss provision should be recorded. Based upon this assessment, no loss amounts have been required to be recognized as of July 31, 2004.

     Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. These amounts are reflected in deferred preneed funeral revenues until the underlying service is performed or merchandise is delivered.

     The cost and market values associated with preneed funeral merchandise and services trust assets at July 31, 2004 are detailed below. The cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $69,147 as of July 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $21,476 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$68,880	$—	$—	$68,880
U.S. Government, agencies and municipalities	2,608	137	(23)	2,722
Corporate bonds	23,495	1,634	(94)	25,035
Preferred stocks	66,358	1,354	(1,257)	66,455
Common stocks	238,453	10,544	(19,829)	229,168
Mutual funds	27,763	1,066	(228)	28,601
Insurance contracts and other long- term investments	21,754	297	(45)	22,006

Trust investments	$449,311	$15,032	$(21,476)	$442,867

Market value as a percentage of cost					98.6%

Accrued investment income				1,889
Less trust investments of assets held for sale				(6,632)

Trust assets				$438,124

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2004
Due in one year or less	$2,548
Due in one to five years	11,283
Due in five to ten years	13,251
Thereafter	675

$27,757

     During the three months ended July 31, 2004, purchases and sales of available for sale securities included in trust investments were $1,003 and $9,732, respectively. These transactions resulted in realized gains and losses of $292 and $1,562, respectively.

Deferred Preneed Funeral Revenue

     As of July 31, 2004, deferred preneed funeral revenue represents future funeral contract revenues. This includes distributed and distributable trust investment earnings associated with unperformed trust-funded preneed funeral contracts where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust or was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future funeral contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

funeral and cemetery trusts. As of October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net included the original price of a trust-funded preneed funeral contract plus the net trust investment earnings.

Insurance-Funded Preneed Funeral Contracts

     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers are not reflected above or in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of July 31, 2004 and October 31, 2003 was $348,231 and $327,708, respectively, of which $4,864 and $11,152 related to the Company’s assets held for sale as of July 31, 2004 and October 31, 2003, respectively. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

(4) Preneed Cemetery Activities

     The Company sells price-guaranteed preneed cemetery contracts providing for property interment rights, merchandise or services to be used in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see Note 2(a). When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenues into non-controlling interest in funeral and cemetery trusts.

     Beginning with the third quarter of 2004, the Company recognizes realized earnings of these trusts within other income, net (with a corresponding debit to preneed cemetery receivables and trust investments). The Company recognizes a corresponding expense within other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed cemetery revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest; there is no effect on net income. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the cemetery merchandise and service trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed cemetery revenues. Upon performance of services or delivery of merchandise, the Company recognizes as revenues amounts attributed to the non-controlling interest holders, including realized trust earnings.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Activities—(Continued)

Preneed Cemetery Receivables and Trust Investments

     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of July 31, 2004 are as follows:

July 31, 2004
Trust assets	$188,601
Receivables from customers	65,486

Preneed cemetery receivables and trust investments	$254,087

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2004 are detailed below. The cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $38,504 as of July 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $10,093 related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$32,350	$7	$—	$32,357
U.S. Government, agencies and municipalities	781	23	(4)	800
Corporate bonds	11,859	861	(14)	12,706
Preferred stocks	29,227	781	(420)	29,588
Common stocks	108,315	4,056	(9,645)	102,726
Mutual funds	11,280	544	(10)	11,814
Insurance contracts and other long-term investments	759	—	—	759

Trust investments	$194,571	$6,272	$(10,093)	$190,750

Market value as a percentage of cost					98.0%

Accrued investment income				909
Less trust investments of assets held for sale				(3,058)

Trust assets				$188,601

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2004
Due in one year or less	$1,390
Due in one to five years	6,784
Due in five to ten years	4,744
Thereafter	588

$13,506

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Activities—(Continued)

     During the three months ended July 31, 2004, purchases and sales of available for sale securities included in trust investments were $993 and $3,270, respectively. These transactions resulted in realized gains and losses of $31 and $98, respectively.

Deferred Preneed Cemetery Revenue

     As of July 31, 2004, deferred preneed cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. This includes distributed and distributable trust investment earnings associated with the deferred items where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust or was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. As of October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net represents the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items.

(5) Cemetery Perpetual Care Trusts

     The Company is required by state law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trusts, including investments accounted for under SFAS No. 115, resulting in such funds being reflected in cemetery perpetual care trust investments within total assets, with a corresponding amount reflected as non-controlling interest in perpetual care trusts.

     Beginning April 30, 2004, the Company recognizes realized earnings of these trusts within other income, net (with a corresponding debit to cemetery perpetual care trust investments). The Company recognizes a corresponding expense within other income, net for the amount of realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in perpetual care trusts). The net effect is an increase by the amount of the realized earnings of the trusts in both the trust asset and the related non-controlling interest; there is no effect on net income.

     Realized and distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $644 and $2,091 for the three months ended July 31, 2004 and 2003, respectively, and $5,264 and $6,067 for the nine months ended July 31, 2004 and 2003, respectively.

     The cost and market values of the trust investments held by the cemetery perpetual care trusts at July 31, 2004 are detailed below. The cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $29,357 as of July 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,915 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Cemetery Perpetual Care Trusts—(Continued)

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$33,690	$—	$(2)	$33,688
U.S. Government, agencies and municipalities	3,243	64	(149)	3,158
Corporate bonds	19,373	2,415	(45)	21,743
Preferred stocks	55,864	1,597	(185)	57,276
Common stocks	81,814	7,399	(6,462)	82,751
Mutual funds	5,053	138	(72)	5,119
Insurance contracts and other long-term investments	843	21	—	864

Trust investments	$199,880	$11,634	$(6,915)	$204,599

Market value as a percentage of cost					102.4%

Accrued investment income				1,096

Trust assets				$205,695

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2004
Due in one year or less	$1,345
Due in one to five years	4,102
Due in five to ten years	17,336
Thereafter	2,118

$24,901

     During the three months ended July 31, 2004, purchases and sales of available for sale securities were $8,391 and $15,444, respectively. These transactions resulted in realized gains and losses of $474 and $841, respectively.

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
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

Non-Controlling Interest in Perpetual Care Trusts

     The non-controlling interest in perpetual care trusts reflected in the condensed consolidated balance sheet represents the cemetery perpetual care trusts in accordance with SFAS No. 115, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see Note 2(a).

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at July 31, 2004 are as follows:

	Non-controlling Interest			Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$438,124	$188,601	$626,725	$205,695
Less:
Pending withdrawals	(8,572)	(3,067)	(11,639)	(1,879)
Pending deposits	2,201	1,484	3,685	574

Non-controlling interest	$431,753	$187,018	$618,771	$204,390

Other income, net

     The components of other income, net in the condensed consolidated statement of earnings for the three months ended July 31, 2004 are detailed below.

Three Months Ended
July 31, 2004
Non-controlling interest:
Realized gains	$797
Realized losses	(2,501)
Interest income, dividend and other ordinary income	5,783
Trust expenses and income taxes	(3,160)

Net trust investment income	919
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(201)
Interest expense related to non-controlling interest in perpetual care trust investments	(718)

Total non-controlling interest	—
Other income, net (1)	1,585

Total other income, net	$1,585

(1)	Other income for the three months ended July 31, 2004 consists of sales of excess land, a reduction in the 2003 impairment charge (see Note 11) and other miscellaneous income.

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

(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2004
Earnings from continuing operations	$10,365

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$10,365	107,067	$.10

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	1,001

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$10,365	108,068	$.10

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2003
Loss from continuing operations	$(2,379)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(2,379)	108,386	$(.02)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$(2,379)	108,386	$(.02)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2004
Earnings from continuing operations	$34,487

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$34,487	107,461	$.32

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	600

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$34,487	108,061	$.32

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2003
Earnings from continuing operations	$16,168

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$16,168	108,242	$.15

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	24

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$16,168	108,266	$.15

     Options to purchase 100,190 shares of common stock at a price of $6.96 per share were outstanding during the nine months ended July 31, 2004 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on April 12, 2005. Options to purchase 545,352 and 584,606 shares at prices ranging from $16.00 to $27.25 per share were outstanding during the three and nine months ended July 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expired on July 31, 2004. Options to purchase 4,995,130 shares of common stock at prices ranging from $4.41 to $27.25 per share were outstanding during the nine months ended July 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a net loss from continuing operations is reported. The number of potentially antidilutive shares excluded from the calculation of diluted loss per share was 6,964,631 for the three months ended July 31, 2003 because of the net loss from continuing operations for that period.

(9) Segment Data

     The Company’s primary reportable operating segments are based on products and services and include funeral and cemetery operations. Pursuant to SFAS No. 144, the operating results of the Company’s businesses identified for sale that meet the criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Segment Data—(Continued)

statements of earnings (see Note 11). Accordingly, the results of operations included in the segment information below reflect only the Company’s continuing operations.

     The Company’s reportable segment information is as follows:

			Reconciling	Consolidated
	Funeral	Cemetery	Items	Totals
Revenues from external customers:
Three months ended July 31,
2004	$67,285	60,326	—	$127,611
2003	$68,838	54,936	—	$123,774
Nine months ended July 31,
2004	$212,830	175,044	—	$387,874
2003	$210,433	166,229	—	$376,662
Gross profit:
Three months ended July 31,
2004	$17,765	13,659	—	$31,424
2003	$16,805	11,320	—	$28,125
Nine months ended July 31,
2004	$62,158	43,039	—	$105,197
2003	$54,007	37,814	—	$91,821
Total assets:
July 31, 2004	$1,180,579	1,303,562	78,001	$2,562,142
October 31, 2003	$1,312,177	1,141,356	119,989	$2,573,522
Goodwill:
July 31, 2004	$317,979	84,931	—	$402,910
October 31, 2003	$318,851	84,939	—	$403,790

     A reconciliation of total segment gross profit to total earnings (loss) from continuing operations before income taxes for the three and nine months ended July 31, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Gross profit for reportable segments	$31,424	$28,125	$105,197	$91,821
Corporate general and administrative expenses	(4,150)	(4,931)	(12,684)	(13,413)
Separation charges	(1,085)	(2,450)	(3,216)	(2,450)
Interest expense	(11,502)	(13,249)	(35,976)	(40,405)
Loss on early extinguishment of debt	—	(11,289)	—	(11,289)
Investment income	77	66	202	237
Other income, net	1,585	438	1,441	2,123

Earnings (loss) from continuing operations before income taxes	$16,349	$(3,290)	$54,964	$26,624

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of July 31, 2004 and October 31, 2003 and for the three and nine months ended July 31, 2004 and 2003, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$62,395	$4,890	$—	$67,285
Cemetery	—	54,403	5,923	—	60,326

	—	116,798	10,813	—	127,611

Costs and expenses:
Funeral	—	46,551	2,969	—	49,520
Cemetery	—	42,219	4,448	—	46,667

	—	88,770	7,417	—	96,187

Gross profit	—	28,028	3,396	—	31,424
Corporate general and administrative expenses	(4,150)	—	—	—	(4,150)
Separation charges	(1,085)	—	—	—	(1,085)

Operating earnings (loss)	(5,235)	28,028	3,396	—	26,189
Interest income (expense)	10,246	(19,698)	(2,050)	—	(11,502)
Investment income	77	—	—	—	77
Other income, net	27	922	636	—	1,585

Earnings from continuing operations before income taxes	5,115	9,252	1,982	—	16,349
Income taxes	1,690	3,471	823	—	5,984

Earnings from continuing operations	3,425	5,781	1,159	—	10,365

Discontinued operations:
Loss from discontinued operations before income taxes	—	(476)	(7)	—	(483)
Income tax benefit	—	(961)	—	—	(961)

Earnings (loss) from discontinued operations	—	485	(7)	—	478

Net earnings before equity in subsidiaries	3,425	6,266	1,152	—	10,843

Equity in subsidiaries	7,418	—	—	(7,418)	—

Net earnings	10,843	6,266	1,152	(7,418)	10,843
Other comprehensive income, net	287	—	—	—	287

Comprehensive income	$11,130	$6,266	$1,152	$(7,418)	$11,130

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$64,127	$4,711	$—	$68,838
Cemetery	—	47,577	7,359	—	54,936

	—	111,704	12,070	—	123,774

Costs and expenses:
Funeral	—	48,736	3,297	—	52,033
Cemetery	—	38,208	5,408	—	43,616

	—	86,944	8,705	—	95,649

Gross profit	—	24,760	3,365	—	28,125
Corporate general and administrative expenses	(4,931)	—	—	—	(4,931)
Separation charges	(2,450)	—	—	—	(2,450)

Operating earnings (loss)	(7,381)	24,760	3,365	—	20,744
Interest income (expense)	7,847	(19,071)	(2,025)	—	(13,249)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment income	66	—	—	—	66
Other income, net	16	342	80	—	438

Earnings (loss) from continuing operations before income taxes	(10,741)	6,031	1,420	—	(3,290)
Income tax expense (benefit)	(3,992)	2,292	789	—	(911)

Earnings (loss) from continuing operations	(6,749)	3,739	631	—	(2,379)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(126)	(68)	—	(194)
Income tax benefit	—	(74)	—	—	(74)

Loss from discontinued operations	—	(52)	(68)	—	(120)

Net earnings (loss) before equity in subsidiaries	(6,749)	3,687	563	—	(2,499)

Equity in subsidiaries	4,250	—	—	(4,250)	—

Net earnings (loss)	(2,499)	3,687	563	(4,250)	(2,499)
Other comprehensive income, net	518	—	—	—	518

Comprehensive income (loss)	$(1,981)	$3,687	$563	$(4,250)	$(1,981)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$197,776	$15,054	$—	$212,830
Cemetery	—	156,956	18,088	—	175,044

	—	354,732	33,142	—	387,874

Costs and expenses:
Funeral	—	141,602	9,070	—	150,672
Cemetery	—	118,400	13,605	—	132,005

	—	260,002	22,675	—	282,677

Gross profit	—	94,730	10,467	—	105,197
Corporate general and administrative expenses	(12,684)	—	—	—	(12,684)
Separation charges	(1,567)	(1,629)	(20)	—	(3,216)

Operating earnings (loss)	(14,251)	93,101	10,447	—	89,297
Interest income (expense)	29,670	(59,364)	(6,282)	—	(35,976)
Investment income	202	—	—	—	202
Other income (expense), net	(897)	1,751	587	—	1,441

Earnings from continuing operations before income taxes	14,724	35,488	4,752	—	54,964
Income taxes	4,643	13,232	2,602	—	20,477

Earnings from continuing operations	10,081	22,256	2,150	—	34,487

Discontinued operations:
Earnings from discontinued operations before income taxes	—	1,659	83	—	1,742
Income tax benefit	—	(1,099)	—	—	(1,099)

Earnings from discontinued operations	—	2,758	83	—	2,841

Net earnings before equity in subsidiaries	10,081	25,014	2,233	—	37,328

Equity in subsidiaries	27,247	—	—	(27,247)	—

Net earnings	37,328	25,014	2,233	(27,247)	37,328
Other comprehensive income, net	1,888	—	—	—	1,888

Comprehensive income	$39,216	$25,014	$2,233	$(27,247)	$39,216

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$196,130	$14,303	$—	$210,433
Cemetery	—	145,404	20,825	—	166,229

	—	341,534	35,128	—	376,662

Costs and expenses:
Funeral	—	146,787	9,639	—	156,426
Cemetery	—	112,704	15,711	—	128,415

	—	259,491	25,350	—	284,841

Gross profit	—	82,043	9,778	—	91,821
Corporate general and administrative expenses	(13,413)	—	—	—	(13,413)
Separation charges	(2,450)	—	—	—	(2,450)

Operating earnings (loss)	(15,863)	82,043	9,778	—	75,958
Interest income (expense)	21,763	(56,122)	(6,046)	—	(40,405)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment income	237	—	—	—	237
Other income, net	309	1,574	240	—	2,123

Earnings (loss) from continuing operations before income taxes	(4,843)	27,495	3,972	—	26,624
Income tax expense (benefit)	(2,332)	10,448	2,340	—	10,456

Earnings (loss) from continuing operations	(2,511)	17,047	1,632	—	16,168

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	643	(164)	—	479
Income taxes	—	182	—	—	182

Earnings (loss) from discontinued operations	—	461	(164)	—	297

Net earnings (loss) before equity in subsidiaries	(2,511)	17,508	1,468	—	16,465

Equity in subsidiaries	18,976	—	—	(18,976)	—

Net earnings	16,465	17,508	1,468	(18,976)	16,465
Other comprehensive income, net	674	—	—	—	674

Comprehensive income	$17,139	$17,508	$1,468	$(18,976)	$17,139

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$15,841	$489	$(254)	$—	$16,076
Marketable securities	—	14	1,278	—	1,292
Receivables, net of allowances	7,683	37,998	13,595	—	59,276
Inventories	406	33,032	5,726	—	39,164
Prepaid expenses	797	1,964	3	—	2,764
Deferred income taxes, net	—	1,671	—	—	1,671
Assets held for sale	—	25,262	5,725	—	30,987

Total current assets	24,727	100,430	26,073	—	151,230
Receivables due beyond one year, net of allowances	180	62,464	15,608	—	78,252
Preneed funeral receivables and trust investments	—	485,358	16,678	—	502,036
Preneed cemetery receivables and trust investments	—	227,429	26,658	—	254,087
Goodwill	—	365,376	30,334	7,200	402,910
Deferred charges	5,682	221,857	19,701	—	247,240
Cemetery property, at cost	—	349,440	23,551	—	372,991
Property and equipment, at cost	31,254	428,198	32,357	—	491,809
Less accumulated depreciation	17,335	165,628	10,283	—	193,246

Net property and equipment	13,919	262,570	22,074	—	298,563
Deferred income taxes, net	17,767	17,808	12,710	(602)	47,683
Investment in subsidiaries	101,365	—	—	(101,365)	—
Cemetery perpetual care trust investments	—	205,695	—	—	205,695
Other assets	104	1,351	—	—	1,455

Total assets	$163,744	$2,299,778	$193,387	$(94,767)	$2,562,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$73,953	$—	$—	$—	$73,953
Accounts payable	480	5,446	314	—	6,240
Accrued expenses and other current liabilities	10,799	28,358	5,272	—	44,429
Liabilities associated with assets held for sale	—	14,559	4,027	—	18,586

Total current liabilities	85,232	48,363	9,613	—	143,208
Long-term debt, less current maturities	333,413	—	30,000	—	363,413
Intercompany payables, net	(1,039,946)	1,010,898	29,048	—	—
Deferred preneed funeral revenue	—	109,436	47,846	—	157,282
Deferred preneed cemetery revenue	—	224,656	64,598	—	289,254
Non-controlling interest in funeral and cemetery trusts	—	618,771	—	—	618,771
Other long-term liabilities	10,329	779	—	—	11,108

Total liabilities	(610,972)	2,012,903	181,105	—	1,583,036

Non-controlling interest in perpetual care trusts	—	204,390	—	—	204,390

Common stock	107,846	426	52	(478)	107,846
Other	667,425	82,059	12,230	(94,289)	667,425
Accumulated other comprehensive loss	(555)	—	—	—	(555)

Total shareholders’ equity	774,716	82,485	12,282	(94,767)	774,716

Total liabilities and shareholders’ equity	$163,744	$2,299,778	$193,387	$(94,767)	$2,562,142

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	40,852	14,525	—	97,203
Inventories	325	33,323	6,506	—	40,154
Prepaid expenses	713	2,137	37	—	2,887
Deferred income taxes, net	1,434	1,556	—	—	2,990
Assets held for sale	—	46,740	5,377	—	52,117

Total current assets	64,321	124,156	27,805	—	216,282
Receivables due beyond one year, net of allowances	147	61,118	15,109	—	76,374
Prearranged receivables, net	—	848,625	42,403	—	891,028
Goodwill	—	366,157	30,433	7,200	403,790
Deferred charges	7,271	218,816	20,980	—	247,067
Cemetery property, at cost	—	350,810	23,233	—	374,043
Property and equipment, at cost	31,697	419,368	33,871	—	484,936
Less accumulated depreciation	16,942	154,004	10,855	—	181,801

Net property and equipment	14,755	265,364	23,016	—	303,135
Deferred income taxes, net	17,767	30,690	12,710	(602)	60,565
Investment in subsidiaries	74,118	—	—	(74,118)	—
Other assets	104	1,134	—	—	1,238

Total assets	$178,483	$2,266,870	$195,689	$(67,520)	$2,573,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	6,543	383	—	7,274
Accrued expenses and other current liabilities	20,865	33,001	3,443	—	57,309
Liabilities associated with assets held for sale	—	25,757	4,314	—	30,071

Total current liabilities	35,148	65,301	8,140	—	108,589
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,064,814)	1,031,018	33,796	—	—
Prearranged deferred revenue, net	—	1,109,081	113,704	—	1,222,785
Other long-term liabilities	11,110	3,999	—	—	15,109

Total liabilities	(560,376)	2,209,399	185,640	—	1,834,663

Common stock	107,727	426	52	(478)	107,727
Other	633,575	57,045	9,997	(67,042)	633,575
Accumulated other comprehensive loss	(2,443)	—	—	—	(2,443)

Total shareholders’ equity	738,859	57,471	10,049	(67,520)	738,859

Total liabilities and shareholders’ equity	$178,483	$2,266,870	$195,689	$(67,520)	$2,573,522

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$45,504	$18,266	$4,832	$—	$68,602

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	—	—	—	1,121
Proceeds from sale of assets, net	(1,203)	14,074	—	—	12,871
Additions to property and equipment	(2,393)	(11,452)	(435)	—	(14,280)
Other	—	199	9	—	208

Net cash provided by (used in) investing activities	(2,475)	2,821	(426)	—	(80)

Cash flows from financing activities:
Repayments of long-term debt	(64,748)	—	—	—	(64,748)
Intercompany receivables (payables)	24,868	(20,120)	(4,748)	—	—
Issuance of common stock	13,066	—	—	—	13,066
Purchase and retirement of common stock	(19,349)	—	—	—	(19,349)

Net cash used in financing activities	(46,163)	(20,120)	(4,748)	—	(71,031)

Net increase (decrease) in cash	(3,134)	967	(342)	—	(2,509)
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$15,841	$489	$(254)	$—	$16,076

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$21,548	$19,847	$4,839	$—	$46,234

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Proceeds from sale of assets, net	(860)	2,869	—	—	2,009
Additions to property and equipment	(2,085)	(11,352)	(530)	—	(13,967)
Other	—	84	(12)	—	72

Net cash provided by (used in) investing activities	(2,945)	(8,399)	8	—	(11,336)

Cash flows from financing activities:
Retirement of ROARS	(12,691)	—	—	—	(12,691)
Proceeds from long-term debt	105,000	—	—	—	105,000
Repayments of long-term debt	(135,796)	—	—	—	(135,796)
Intercompany receivables (payables)	17,314	(11,470)	(5,844)	—	—
Debt issue costs	(813)	—	—	—	(813)
Issuance of common stock	582	—	—	—	582

Net cash used in financing activities	(26,404)	(11,470)	(5,844)	—	(43,718)

Net decrease in cash	(7,801)	(22)	(997)	—	(8,820)
Cash and cash equivalents, beginning of period	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of period	$16,951	$3,187	$(768)	$—	$19,370

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Discontinued Operations, Assets Held for Sale and Impairment Charges

     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 for classification as discontinued operations or assets held for sale until the first quarter of fiscal year 2004. The operating results of those businesses that met the criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are currently reported in the discontinued operations section of the consolidated statements of earnings. Included in these plans to sell businesses were several facilities that the Company determined would be more profitable if sold as real estate. The operations of these businesses and any gains and losses related to these businesses are included in continuing operations. As required by the Company’s credit agreement, the Company plans to use substantially all of the proceeds from the sale of assets and businesses to reduce its debt.

     During the fourth quarter of fiscal year 2003, the Company determined that the carrying value of a number of these assets and businesses exceeded their fair value. As required by SFAS No. 144, the Company recorded an impairment charge of $34,300 during the fourth quarter of fiscal year 2003. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results. During the third quarter of 2004, the Company determined that the current fair market value of certain of these assets exceeded the fair market value estimated in 2003, less costs to sell. This resulted in a $586 and $495 reduction in the 2003 impairment charge for the three and nine months ended July 31, 2004 in continuing operations, respectively, (of which $140 and $134 relates to assets sold, respectively), which is included in “Other income, net” in the consolidated statement of earnings. Also included in other income, net was $897 and $186 for the three months ended July 31, 2004 and 2003, respectively, and $1,073 and $934 for the nine months ended July 31, 2004 and 2003, respectively, related to the sale of assets which were not considered held for sale.

     The Company recorded a reduction (increase) to the 2003 impairment charge and net gains on businesses sold related to discontinued operations for the three and nine months ended July 31, 2004 of ($643) and $858, respectively, that is reflected in discontinued operations in the consolidated statement of earnings and in the other income line in the table below, of which ($1,521) and $116, respectively, relates to businesses sold.

     A tax benefit was recorded by the discontinued operations during the three and nine months ended July 31, 2004 due to the fact that the Company determined that certain tax benefits on asset sales will be realized. These benefits were previously reserved due to the uncertainty of characterization as capital or ordinary losses.

     The assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” As of July 31, 2004 and October 31, 2003, the assets held for sale (excluding $8 and $17 of cash and cash equivalent investments of the operations held for sale as of July 31, 2004 and October 31, 2003, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain assets, primarily funeral homes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)

     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at July 31, 2004 and October 31, 2003 and the operating results of the discontinued operations for the three and nine months ended July 31, 2004 and 2003, respectively, are as follows:

	July 31, 2004	October 31, 2003
Assets
Receivables, net of allowances	$2,623	$3,866
Inventories and other current assets	2,869	4,007
Net property and equipment	9,922	14,712
Preneed funeral trust investments	6,632	—
Preneed cemetery trust investments	3,059	—
Prearranged receivables, net	—	19,076
Deferred charges and other assets	5,214	9,781
Cemetery property	668	675

Assets held for sale	$30,987	$52,117

Liabilities
Deferred income taxes, net	$1,304	$2,542
Deferred preneed funeral revenue	5,662	—
Deferred preneed cemetery revenue	1,929	—
Non-controlling interest in funeral and cemetery trusts	9,691	—
Prearranged deferred revenue, net	—	27,529

Liabilities associated with assets held for sale	$18,586	$30,071

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Funeral	$2,982	$4,675	$11,705	$15,611
Cemetery	430	330	1,298	1,087

	$3,412	$5,005	$13,003	$16,698

Gross profit:
Funeral	$(3)	$(256)	$406	$190
Cemetery	130	41	404	178

	127	(215)	810	368
Other income (expense), net	(610)	21	932	111

Earnings (loss) from discontinued operations before income taxes	$(483)	$(194)	$1,742	$479

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12) Separation Charges

     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. The total charge for severance and other costs associated with the workforce reductions was expected to be approximately $2,341. In the first six months of fiscal year 2004, the Company recorded a charge for severance costs of $2,131. In the third quarter of fiscal year 2004, the Company recorded an additional $85 in severance costs for a total of $2,216 ($1,374 after tax, or $0.01 per share) for the nine months ended July 31, 2004. All costs incurred as of July 31, 2004 have been paid. The plan was completed June 1, 2004. There were approximately $125 in severance and other costs remaining to be incurred under the workforce reduction plan as of July 31, 2004.

     In the third quarter of fiscal years 2004 and 2003, the Company recorded charges of $1,000 and $2,450, respectively, related to separation pay of former executive officers. For additional information, see Note 16.

(13) Long-term Debt

	July 31, 2004	October 31, 2003
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$69,000	$79,000
Term Loan B	63,630	115,380
6.70% Notes	—	100
10.75% senior subordinated notes due 2008	300,000	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 5.1% and 5.9% as of July 31, 2004 and October 31, 2003, respectively, partially secured by assets of subsidiaries, with maturities through 2022.	4,736	7,635

Total long-term debt	437,366	502,115
Less current maturities	73,953	13,935

	$363,413	$488,180

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

     As of July 31, 2004, of the total $73,953 of current maturities of long-term debt, $69,000 was related to the Company’s revolving credit facility which is due June 30, 2005. In addition, the final payment on the Company’s $63,630 principal amount Term Loan B is due on October 31, 2005. The Company plans to refinance its revolving credit facility and Term Loan B in advance of their maturities.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(14) Consolidated Comprehensive Income

     Consolidated comprehensive income for the nine months ended July 31, 2004 and 2003 is as follows:

	Nine Months Ended July 31,
	2004	2003
Net earnings	$37,328	$16,465
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454	740	—
Unrealized appreciation of investments, net of deferred tax expense of ($14) and ($91), respectively	57	147
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	194	—
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($507) and ($322), respectively	897	527
Increase in net unrealized losses associated with available-for-sale securities of the trusts	(3,639)	—
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	3,639	—

Total other comprehensive income	1,888	674

Total comprehensive income	$39,216	$17,139

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

     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(15) Guarantees—(Continued)

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

     As of July 31, 2004, the Company has guaranteed long-term debt of its subsidiaries of approximately $1,964 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

(16) Related Party Transactions

     On June 8, 2004, the Company announced that William E. Rowe, Chairman of the Board, Chief Executive Officer and President, had decided to retire effective October 31, 2004. He stepped down from his position as President and Chief Executive Officer and will continue in his role as Chairman of the Board until his retirement is effective. As part of Mr. Rowe’s separation agreement, the Company will pay Mr. Rowe $1,000 in equal installments over a two year period, effective October 31, 2004. The Company recorded the $1,000 charge in the third quarter of fiscal year 2004 but will make the payments in accordance with the terms of the agreement.

     On July 15, 2003, the Company announced that Frank B. Stewart, Jr., Chairman of the Board, had elected to retire and become Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The first payment was made within five days after the announcement of his retirement. The second payment was made on June 20, 2004, and the final payment will be made on June 20, 2005. The Company recorded the $1,650 charge in the third quarter of 2003 but will continue to make the payments in accordance with the terms of the agreement.

     On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down to pursue other interests. According to the terms of his employment agreement, he is entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of 2003 and has paid $452 of the $800 commitment as of July 31, 2004. The remaining amount will be fully paid by June 17, 2005.

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(16) Related Party Transactions—(Continued)

Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at July 31, 2004, including accrued interest, was approximately $994.

     The father of G. Kenneth Stephens, Jr., Senior Vice President and President of the Company’s eastern division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. During the first nine months of fiscal year 2004 and in fiscal year 2003, the Company paid Cemetery Funeral Supply, Inc. $179 and $281, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of September 1, 2004, we owned and operated 254 funeral homes and 147 cemeteries in 28 states within the United States and Puerto Rico.

     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and Note 1 to the consolidated financial statements included herein. We implemented revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In subsequent periods, including the quarter ended July 31, 2004, the implementation of FIN 46R, as it relates to the consolidation of trusts, affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For further discussion, see “Critical Accounting Policies” below and Notes 2 through 6 to the condensed consolidated financial statements included herein.

     Our funeral and cemetery businesses include prearranged sales funded through trust and escrow arrangements. The cemetery business includes maintenance of cemetery grounds funded through cemetery perpetual care trusts. We defer all of the earnings realized by our preneed funeral and preneed cemetery trusts and escrow accounts until the underlying merchandise or services are delivered. We recognize the earnings from our cemetery perpetual care trusts as they are realized in the trust and distributable.

     From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our trusts. However, the average annual realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent and 1.2 percent for fiscal years 2000, 2001, 2002, 2003 and the nine months ended July 31, 2004, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer revenue recognition of all earnings and losses realized by preneed funeral and cemetery trusts until the underlying products and services are delivered. Consequently, the lower investment returns realized during previous years reduced the trust earnings recognized as revenue in 2003 and did so again in the first nine months of 2004. We recognize as revenue all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and returns on fixed-income investments are expected to continue to put pressure on cemetery perpetual care trust earnings recognized during the current year. Because approximately 55 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.

     Our preneed funeral trusts and escrow accounts had net unrealized depreciation of $6.4 million, and our preneed cemetery trusts and escrow accounts had net unrealized depreciation of $3.8 million, as of July 31, 2004, resulting from temporary unrealized gains and losses. See Notes 3 and 4 to the condensed consolidated financial statements included herein for a discussion of our preneed funeral and cemetery merchandise and services trusts. Unrealized gains and losses in the preneed funeral and cemetery merchandise and services trusts and escrow accounts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in our backlog. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of trust earnings to be recorded when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. Our cemetery perpetual care trust accounts had net unrealized appreciation of $4.7 million as of July 31, 2004, resulting from temporary unrealized gains and losses. See Note 5 to the condensed consolidated financial statements included herein for a discussion of our cemetery perpetual care trusts. Unrealized gains and losses in the cemetery perpetual care trusts do not affect current earnings but could limit the capital gains available to us and eventually could result in lower returns and lower revenues than we have historically achieved from these trusts.

     For a discussion of our forecasts for continuing operations in fiscal year 2004 and the principal assumptions underlying the forecasts, see the discussion under the heading “Forward-Looking Statements.”

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which should be read in conjunction with the information below.

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

     We implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and service trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In subsequent periods, including the quarter ended July 31, 2004, the implementation of FIN 46R, as it relates to the consolidation of trusts, affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings.

     For a more detailed discussion of our accounting policies after the implementation of FIN 46R, see Notes 2 through 6 to the condensed consolidated financial statements included herein.

Insurance-Funded Preneed Funeral Contracts

     We have changed our method of accounting for insurance-funded preneed funeral contracts as we have concluded that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have removed from our consolidated balance sheet amounts relating to insurance-funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net which at October 31, 2003 were $327.7 million (of which $11.2 million related to our assets held for sale). The removal of these amounts did not have an impact on our consolidated shareholders’ equity, results of operations or cash flows. See Notes 2(b) and 3 to the condensed consolidated financial statements included herein for additional information on insurance related preneed funeral balances.

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

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003—Continuing Operations

Funeral Segment

	Three Months Ended
	July 31,
			Increase
	2004	2003	(Decrease)
		(In millions)
Total Funeral Revenue	$67.3	$68.8	$(1.5)
Total Funeral Costs	49.5	52.0	(2.5)

Total Funeral Gross Profit	$17.8	$16.8	$1.0

     Funeral revenue from continuing operations decreased $1.5 million, or 2.2 percent, for the three months ended July 31, 2004, compared to the corresponding period in 2003. The decrease in funeral revenue was primarily due to a 3.5 percent decrease in the number of same store funeral services performed, or 526 events out of 14,866 total same store funeral services performed, partially offset by an increase in the average revenue per funeral service performed by our same store businesses. Our same store businesses achieved a 2.3 percent increase in the average revenue per traditional funeral service and a 5.7 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 1.0 percent increase in the average revenue per funeral service for our same store businesses. We believe the increase in average revenue per traditional and cremation service is due primarily to normal inflationary price increases combined with effective merchandising and our focus on customized funeral planning and personalization.

     Over the last four years, we have experienced annual declines in same store funeral events ranging from 1.2 percent to 2.9 percent. We believe these declines are due to different reasons in individual markets. Overall, we believe the decline in funeral events is due primarily to a decrease in the number of deaths in some markets and increased competition in others. These factors are consistent with trends affecting funeral operations nationwide, and we currently foresee no changes in these trends. For more information regarding the risk of declining deaths and competition, see the discussion under the heading “Cautionary Statements.” As a result, we have based our forecasts for fiscal year 2004 on the assumption that same store funeral events will range from being flat to down 3 percent compared with fiscal year 2003.

     Funeral gross profit margin from continuing operations increased from 24.4 percent in the third quarter of fiscal year 2003 to 26.4 percent in the third quarter of fiscal year 2004. The increase is primarily due to reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives. The cremation rate for our same store operations was 36.5 percent for the quarter ended July 31, 2004 compared to 36.2 percent for the quarter ended July 31, 2003.

Cemetery Segment

	Three Months Ended
	July 31,
	2004	2003	Increase
		(In millions)
Total Cemetery Revenue	$60.3	$54.9	$5.4
Total Cemetery Costs	46.7	43.6	3.1

Total Cemetery Gross Profit	$13.6	$11.3	$2.3

     Cemetery revenue from continuing operations increased $5.4 million, or 9.8 percent, for the three months ended July 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales, partially offset by a decrease in perpetual care trust earnings. Cemetery property sales increased 13.2 percent in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 due primarily to our preneed cemetery property sales initiative announced in September 2003.

     We experienced an annualized average return, excluding unrealized gains and losses, of 2.4 percent in our perpetual care trusts for the quarter ended July 31, 2004 resulting in revenue of $.6 million, compared to 4.4 percent for the corresponding period in 2003 resulting in revenue of $2.1 million.

     Cemetery gross profit margin from continuing operations increased from 20.6 percent in the third quarter of fiscal year 2003 to 22.6 percent in the third quarter of fiscal year 2004. This improvement resulted from increased cemetery property sales as discussed above, combined with reduced general and administrative costs in the cemetery segment resulting primarily from our cost reduction initiatives.

Discontinued Operations

     In accordance with SFAS No. 144, we review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. The operating results of those businesses that met the criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings. We had determined that the carrying value of these businesses exceeded their fair market value and recorded an impairment charge in the fourth quarter of fiscal year 2003. Included in discontinued operations for the three months ended July 31, 2004 was an increase in the 2003 impairment charge and net gains on businesses sold of approximately ($.6) million. During the third quarter of 2004, we determined that the current fair market value of these businesses was less than the fair market value estimated in 2003, less costs to sell, and recorded an increase in the impairment charge. The effective tax rate in the third quarter of 2004 for our discontinued operations was a 199.0 percent benefit compared to a benefit of 38.1 percent for the same period in 2003. A benefit was recorded by the discontinued operations in the third quarter of 2004 due to the fact that we determined that certain tax benefits on asset sales will be realized. These benefits were previously reserved due to the uncertainty of characterization as capital or ordinary losses.

Other

     Corporate general and administrative expenses for the three months ended July 31, 2004 decreased $.7 million compared to the same period in 2003 primarily due to decreases in salaries and legal fees.

     In December 2003, we announced a reduction and restructuring of our workforce. For the nine months ended July 31, 2004, we recorded $2.2 million in related charges, of which $.1 million was recorded in the third quarter of fiscal year 2004. We also recorded charges of $1.0 million and $2.5 million in the third quarter of fiscal year 2004 and 2003, respectively, for separation pay related to former executive officers. These charges relating to the workforce reduction and the separation pay to former executive officers are presented in the “Separation charges” line item in the consolidated statements of earnings.

     Total depreciation and amortization was $13.6 million for the third quarter of fiscal year 2004 compared to $13.3 million for the same period in 2003. Depreciation and amortization from continuing operations was $13.4 million for the third quarter of fiscal year 2004 compared to $12.7 million for the same period in 2003.

     Interest expense decreased $1.7 million to $11.5 million for the third quarter of fiscal year 2004 compared to $13.2 million for the same period in 2003 due to a $77.4 million decrease in average debt outstanding, partially offset by a 26 basis point increase in the average interest rate.

     Other income, net, increased from $.4 million in the third quarter of fiscal year 2003 to $1.6 million in the third quarter of fiscal year 2004 primarily due to sales of excess land and a reduction in the 2003 impairment charge of approximately $.6 million. During the fourth quarter of fiscal year 2003, we recorded an impairment charge to write down to estimated fair market value certain assets we had determined to sell. During the third quarter of 2004, we determined that the current fair market value of these assets exceeded the fair market value estimated in 2003, less costs to sell, and recorded a reduction in the 2003 impairment charge.

     As of July 31, 2004 and September 1, 2004, our outstanding debt totaled $437.4 million and $425.7 million, respectively. Of the total debt outstanding, including the portion subject to the interest rate swap agreement in effect as of July 31, 2004, approximately 81 percent was subject to fixed rates averaging 10.1 percent, with the remaining 19 percent subject to short-term variable rates averaging approximately 3.8 percent. On May 1, 2003, we redeemed our outstanding $99.9 million Remarketable Or Redeemable Securities (“ROARS”) rather than allowing them to be remarketed. We recorded a loss on early extinguishment of debt of $11.3 million, which is presented in the “Loss on early extinguishment of debt” line item in the 2003 consolidated statements of earnings.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, one of which expired on March 11, 2004 and the other expiring March 11, 2005, each involving a notional amount of $50.0 million. As of July 31, 2004, the effective rate of the debt hedged by the remaining interest rate swap was 6.765 percent.

     On June 8, 2004, we announced that our executive officers and directors adopted a prearranged group stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our executive officers and directors hold options to purchase shares of our Class A common stock that expire in January and April of 2005. Those individuals entered into the plan in order to provide an orderly means of exercising those options, including the sale of the underlying shares to pay the exercise prices and applicable income taxes. Most executive officers are taking the net difference between the exercise price and market price of shares, after applicable income taxes, in our Class A common stock, which are not being sold through the plan. After exercise of all of the options, the number of shares of our stock owned by these executive officers and directors will be increased. These pre-planned trades will be executed as set forth in the plan. As of September 1, 2004, approximately 800,000 shares of the approximate 3,200,000 shares in the trading plan had been sold since its implementation on June 14, 2004.

Preneed Sales into and Deliveries out of the Backlog

     In the third quarter of fiscal year 2003, we increased our focus on preneed sales as part of our operating initiatives, and that effort helped us achieve a 4.6 percent increase in preneed funeral sales in the third quarter of fiscal year 2004 compared to the same period in 2003.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $42.2 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $17.6 million related to insurance-funded preneed funeral contracts) during the three months ended July 31, 2004 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to $41.0 million (including $16.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $42.5 million for the three months ended July 31, 2004, compared to $42.0 million for the corresponding period in 2003, resulting in net reductions in the backlog of $.3 million and $1.0 million for the three months ended July 31, 2004 and 2003, respectively.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003-Continuing Operations

Funeral Segment

	Nine Months Ended
	July 31,
			Increase
	2004	2003	(Decrease)
		(In millions)
Total Funeral Revenue	$212.8	$210.4	$2.4
Total Funeral Costs	150.7	156.4	(5.7)

Total Funeral Gross Profit	$62.1	$54.0	$8.1

     Funeral revenue from continuing operations increased $2.4 million, or 1.1 percent, for the nine months ended July 31, 2004, compared to the corresponding period in 2003. The increase in funeral revenue was primarily due to an increase in the average revenue per funeral service performed by our same store businesses, partially offset by a .4 percent decrease in the number of funeral services performed, or 165 events out of the 46,467 total same store events performed. Our same store businesses achieved a 3.6 percent increase in the average revenue per traditional funeral service and a 4.9 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 1.6 percent increase in the average revenue per funeral service for our same store businesses. We believe the increase in average revenue per traditional and cremation service is due primarily to normal inflationary price increases combined with effective merchandising and our focus on customized funeral planning and personalization. For a discussion of death trends over the last four years, see “Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003 – Funeral Segment.”

     Funeral gross profit margin from continuing operations increased from 25.7 percent in the nine months ended July 31, 2003 to 29.2 percent in the nine months ended July 31, 2004. This improvement was due primarily to the increase in revenue discussed above, combined with reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives. The cremation rate for our same store operations was 36.6 percent for the nine months ended July 31, 2004 compared to 36.1 percent for the nine months ended July 31, 2003.

Cemetery Segment

	Nine Months Ended
	July 31,
	2004	2003	Increase
	(In millions)
Total Cemetery Revenue	$175.1	$166.2	$8.9
Total Cemetery Costs	132.0	128.4	3.6

Total Cemetery Gross Profit	$43.1	$37.8	$5.3

     Cemetery revenue from continuing operations increased $8.9 million, or 5.4 percent, for the nine months ended July 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales, partially offset by a decrease in perpetual care trust earnings. Cemetery property sales increased 9.3 percent in the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003 due primarily to our preneed cemetery property sales initiative announced in September 2003.

     We experienced an annualized average return, excluding unrealized gains and losses, of 3.5 percent in our perpetual care trusts for the nine months ended July 31, 2004 resulting in revenue of $5.3 million, compared to 4.4 percent for the corresponding period in 2003 resulting in revenue of $6.1 million.

     Cemetery gross profit margin from continuing operations increased from 22.7 percent in the nine months ended July 31, 2003 to 24.6 percent in the nine months ended July 31, 2004. This improvement resulted from increased cemetery property sales as discussed above, combined with reduced general and administrative costs in the cemetery segment resulting primarily from our cost reduction initiatives.

Discontinued Operations

     Included in discontinued operations for the nine months ended July 31, 2004 was a reduction in the 2003 impairment charge and net gains on businesses sold of approximately $.9 million. During the third quarter of 2004, we determined that the current fair market value of these businesses exceeded the fair market value estimated in 2003, less costs to sell, and recorded a reduction in the impairment charge. The effective tax rate for the nine months ended July 31, 2004 for our discontinued operations was a 63.1 percent benefit compared to an expense of 38.0 percent for the same period in 2003. A benefit was recorded by the discontinued operations in the first nine months of 2004 due to the fact that we determined that certain tax benefits on asset sales will be realized. These benefits were previously reserved due to the uncertainty of characterization as capital or ordinary losses. For further information on our discontinued operations, see “Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003 – Discontinued Operations.”

Other

     Corporate general and administrative expenses for the nine months ended July 31, 2004 decreased $.7 million compared to the same period in 2003 primarily due to decreases in salaries and legal fees.

     In December 2003, we announced a reduction and restructuring of our workforce. We recorded $2.2 million in related charges during the nine months ended July 31, 2004. We also recorded charges of $1.0 million and $2.5 million for the nine months ended July 31, 2004 and 2003, respectively, for separation pay related to former executive officers. These charges relating to the workforce reduction and the separation pay to former executive officers are presented in the “Separation charges” line item in the consolidated statements of earnings.

     Total depreciation and amortization was $39.6 million for the nine months ended July 31, 2004 compared to $40.4 million for the same period in 2003. Depreciation and amortization from continuing operations was $38.9 million for the nine months ended July 31, 2004 compared to $38.8 million for the same period in 2003.

     Interest expense decreased $4.4 million to $36.0 million for the nine months ended July 31, 2004 compared to $40.4 million for the same period in 2003 due to a $76.7 million decrease in average debt outstanding, partially offset by a 24 basis point increase in the average interest rate.

     Other income, net, decreased from $2.2 million for the nine months ended July 31, 2003 to $1.5 million in the nine months ended July 31, 2004 primarily due to the writedown of certain marketable securities in the first quarter of 2004, which had market value losses that were deemed to be other than temporary. This was partially offset by a reduction in the 2003 impairment charge of $.5 million recorded in 2004. During the fourth quarter of fiscal year

2003, we recorded an impairment charge to write down to estimated fair market value certain assets we had determined to sell. During the third quarter of 2004, we determined that the current fair market value of these assets exceeded the fair market value estimated in 2003, less costs to sell, and recorded the reduction in the 2003 impairment charge.

     As of July 31, 2004, our outstanding debt totaled $437.4 million. Our outstanding debt is discussed further under the heading “Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003 – Other.”

     On June 8, 2004, we announced that our executive officers and directors adopted a prearranged group stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as discussed under the heading “Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003 – Other.”

Preneed Sales into and Deliveries out of the Backlog

     In the third quarter of fiscal year 2003, we increased our focus on preneed sales as part of our operating initiatives, and that effort helped us achieve a 9.9 percent increase in preneed funeral sales for the nine months ended July 31, 2004 compared to the same period in 2003.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $120.5 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $48.4 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2004 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to $118.0 million (including $48.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $127.9 million for the nine months ended July 31, 2004, compared to $130.6 million for the corresponding period in 2003, resulting in net reductions in the backlog of $7.4 million and $12.6 million for the nine months ended July 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $68.6 million for the nine months ended July 31, 2004, compared to $46.2 million for the corresponding period in 2003. The 2004 amount includes a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue and a cash outflow of $1.9 million for separation pay in 2004. The 2003 amount includes a $23.3 million tax refund received related to the sale of our foreign operations and a cash outflow of $.4 million for separation pay in 2003. The increase in operating cash flow is also due to the increase in earnings. Our cash receipts and payments are not distributed evenly throughout the year due to the seasonality of our business, the timing of interest and other large payments and other factors. In the last three years, our first, second, third and fourth quarter operating cash flows (not including tax refunds) have been in the range of 0-10 percent, 40-50 percent, 10-20 percent and 30-50 percent, respectively, of total operating cash flows for the fiscal year.

     Our investing activities resulted in a net cash outflow of $.1 million for the nine months ended July 31, 2004, compared to $11.3 million for the comparable period in 2003. The change was due primarily to $12.9 million of proceeds from asset sales, compared to $2.0 million for the same period in 2003. For the nine months ended July 31, 2004, capital expenditures amounted to $14.3 million, which included $12.9 million for maintenance capital expenditures and $1.4 million for new growth initiatives, compared to capital expenditures of $14.0 million in the same period in 2003, which included $12.9 million for maintenance capital expenditures and $1.1 million for new growth initiatives.

     Our financing activities resulted in a net cash outflow of $71.0 million for the nine months ended July 31, 2004, compared to $43.7 million for the comparable period in 2003. The change was due primarily to repayments of long-term debt of $64.7 million in the nine months ended July 31, 2004, compared to net repayments of $30.8 million ($135.8 million in repayments, net of $105.0 million in proceeds) in the comparable period of 2003. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004. The $105.0 million in proceeds from long-term debt received in 2003 and the $12.7 million remarketing right paid in 2003 were incurred in connection with the redemption of our $99.9 million Remarketable Or Redeemable Securities. We also used $19.3 million during the nine months ended July 31, 2004 to repurchase stock under our stock repurchase program, which began in the third quarter of fiscal year 2003.

Contractual Obligations and Commercial Commitments

     As of July 31, 2004, our outstanding debt balance was $437.4 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2004.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations(1)	$437.4	$74.0 (2)	$62.6	$300.3	$.5
Operating lease obligations(3)	40.1	1.4	12.6	7.9	18.2
Non-competition and other agreements(4)	11.7	1.3	8.3	1.8	.3

	$489.2	$76.7	$83.5	$310.0	$19.0

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2004.

(2)	Represents $69.0 million maturing on the revolving credit facility on June 30, 2005 and $5.0 million of Term Loan B and third party debt maturing quarterly through July 31, 2005. See below for a discussion of our intention to refinance the revolving credit facility and Term Loan B.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of July 31, 2004 are $1.4 million, $4.7 million, $4.2 million, $3.7 million, $3.3 million and $22.8 million for the years ending October 31, 2004, 2005, 2006, 2007, 2008 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to three former executive officers.

     As stated above, we received a $33.2 million tax refund in the first quarter of fiscal year 2004, which was used to reduce our outstanding Term Loan B. As required by our credit agreement, we plan to use substantially all of the proceeds from the sale of assets and businesses held for sale of approximately $25 million to $30 million and the approximate $12 million of remaining income tax benefits related to the sale of our foreign operations, the majority of which we expect to receive over the next three years, to reduce our debt. Currently, we have sold or received acceptable offers on approximately 65 percent of the businesses we identified for sale in December 2003.

     The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2004.

				Other,
				Principally
				Seller
Fiscal	Revolving		Senior	Financing of
Year Ending	Credit	Term	Subordinated	Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2004	$—	$.6	$—	$.9	$1.5
2005	69.0	63.0	—	1.7	133.7
2006	—	—	—	.8	.8
2007	—	—	—	.6	.6
2008	—	—	300.0	.2	300.2
Thereafter	—	—	—	.6	.6

Total long-term debt	$69.0	$63.6	$300.0	$4.8	$437.4

     We have a senior secured credit facility that specifies the terms of our revolving credit facility and Term Loan B. We also have $300.0 million of senior subordinated notes outstanding. As of July 31, 2004 and September 1, 2004, there was $63.6 million and $57.6 million outstanding on our Term Loan B, respectively. As of July 31, 2004 and September 1, 2004, there was $69.0 million and $64.0 million, respectively, drawn on our $175.0 million revolving credit facility. After giving consideration to the amount drawn, $15.0 million of outstanding letters of credit and our reserve for the $41.1 million Florida bond, we have $50.0 million and $55.0 million in availability under the revolving credit facility as of July 31, 2004 and September 1, 2004, respectively. We are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida and have agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future related to the Florida bond obligation.

     Under our senior secured credit facility, if there is no default or event of default, we may pay cash dividends and repurchase our stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $15.0 million, or, if our consolidated leverage ratio is not greater than 3.00 to 1.00 both before and after the payment, $25.0 million. Under these restrictions, as of July 31, 2004, we could use up to $25.0 million to pay dividends or repurchase our stock during fiscal year 2004. For the nine months ended July 31, 2004, we have used $19.3 million to repurchase stock under our stock repurchase program. In June 2004, the Board of Directors approved an additional $3.0 million in stock repurchases thereby increasing the program limit from $25.0 million to $28.0 million, of which an aggregate of $22.2 million had been spent through September 1, 2004. Since the inception of our stock repurchase program in June 2003 through September 1, 2004, we have repurchased 3,500,000 shares of our Class A common stock at an average price of $6.35 per share.

     In February 2004, we amended our senior secured credit facility to reduce our applicable margin on our Term Loan B to 250 basis points. The previous margin ranged from 312.5 basis points to 337.5 basis points, subject to quarterly adjustments based on our consolidated leverage ratio. For additional information regarding our senior secured credit facility and other debt obligations, see Note 13 to the consolidated financial statements and “Liquidity and Capital Resources” in our Form 10-K for the fiscal year ended October 31, 2003.

     We expect to be able to pay our debt coming due in fiscal year 2004 using cash from operations. It is not our intention to pay all remaining amounts on our long-term debt exclusively from cash flow from operations. We currently have $64.0 million drawn on our revolving credit facility, which expires in June 2005, and we have $57.6 million outstanding under our Term Loan B, with the final payment due in October 2005. In addition to the regular communication we have with our bankers, we have recently been meeting with various financial institutions to discuss refinancing options. Based on these discussions, we currently expect to refinance this debt in advance of their maturities. Additionally, the first call date on our senior subordinated notes is in July 2005 at 105.375 percent. If we call these notes at that time, we would record an early extinguishment of debt charge of approximately $20.2 million including the bond call premium of $16.1 million and expensing of the unamortized fees of $4.1 million. As the senior subordinated notes represent approximately 70 percent of our total debt outstanding, the call right may present a significant opportunity to refinance this debt at more attractive interest rates. Our ability to refinance our senior secured credit facility or our senior subordinated notes will depend primarily on the condition of U.S. financial markets and our credit profile at the time of refinancing. Any refinancing of the senior secured credit facility or senior subordinated notes could either increase or decrease our interest expense, and in any case will cause us to incur refinancing costs that could be material.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of July 31, 2004 consist of the following items:

(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida, which is discussed above and in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed above and in Notes 2 and 3 to the condensed consolidated financial statements included herein.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Nine Months Ended	Years Ended October 31,
July 31,
2004	2003		2002		2001		2000	1999
2.45(1)	—	(2)	1.75	(3)	—	(4)(5)	2.57	3.43	(4)

(1)	Pretax earnings for the nine months ended July 31, 2004 include separation charges of $3.2 million for costs related to workforce reductions and separation pay to former executive officers.

(2)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with the redemption of our Remarketable Or Redeemable Securities and a noncash charge of $107.3 million for the impairment charges related to goodwill and long-lived asset impairment. As a result of these charges, our earnings for fiscal year 2003 were insufficient to cover our fixed charges, and an additional $69.8 million in pretax earnings would have been required to eliminate the coverage deficiency.

(3)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the writedown of assets held for sale.

(4)	Excludes the cumulative effect of change in accounting principles.

(5)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the writedown of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $197.0 million in pretax earnings would have been required to eliminate the coverage deficiency.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense. The ratio of earnings to fixed charges for the nine months ended July 31, 2004 reflects the adoption of SFAS No. 144; fiscal years 2003 and 2002 reflect the adoption of SFAS No. 142; fiscal years 2003, 2002 and 2001 are accounted for under the 2001 change in accounting principles; and fiscal years 2000 and 1999 are accounted for under the 1999 change in accounting principle.

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

     Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converted $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expired on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($.9) million and ($2.6) million as of July 31, 2004 and October 31, 2003, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $.2 million and $.8 million in the fair value of these instruments as of July 31, 2004 and October 31, 2003, respectively.

     As of July 31, 2004 and October 31, 2003, the carrying values of our Term Loan B and revolving credit facility, including accrued interest, were $132.6 million and $194.4 million, respectively, compared to fair values of $133.3 million and $195.9 million, respectively. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements. Of the $132.6 million outstanding under our Term Loan B and revolving credit facility on July 31, 2004, $82.6 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 50 basis point, change in the average interest rate applicable to this debt would result in a change of approximately $.3 million in our pretax earnings. Of the $194.4 million outstanding under our Term Loan B and revolving credit facility on October 31, 2003, $94.4 million was not hedged by the interest rate swaps and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings.

     As of July 31, 2004 and October 31, 2003, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $307.4 million and $318.5 million, respectively, compared to fair values of $341.0 million and $357.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 40 and 60 basis points, respectively, for July 31, 2004 and October 31, 2003, would result in changes of approximately $1.2 million and $3.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Trusts

     As of July 31, 2004 and October 31, 2003, our marketable equity securities and our fixed-income securities subject to market risk consisted principally of investments held by our prearranged funeral, cemetery and perpetual care trust and escrow accounts. We estimate that each 100 basis point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery and perpetual care trusts, based on the July 31, 2004 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and earnings from the perpetual care trust funds of $2.1 million in 2004, $3.2 million in 2005 and $4.5 million in 2006.

     Our prearranged funeral, cemetery and perpetual care trust and escrow accounts are detailed in Notes 3 through 6 to our condensed consolidated financial statements included in Item 1 and in Notes 4 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), serves as investment adviser on these trust and escrow accounts. ITI manages the mix of equities and fixed-income securities in accordance with an investment policy established by the Investment Committee of our Board of Directors with the assistance of third-party professional financial consultants. The policy emphasizes conservation, diversification and preservation of principal, while seeking appropriate levels of current income and capital appreciation. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Item 4. Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting him to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
May 1, 2004 through May 31, 2004	621,800	$7.39	621,800	$6,812,985
June 1, 2004 through June 30, 2004	507,000	$7.74	507,000	$5,887,105
July 1, 2004 through July 31, 2004	12,800	$8.09	12,800	$5,783,509

Total	1,141,600	$7.55	1,141,600	$5,783,509

(1)	On June 26, 2003, we announced that our Board of Directors had approved a new stock repurchase program that allows us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, the Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. The repurchases are limited to our Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of the program through July 31, 2004, we have repurchased 3,500,000 shares at an average price of $6.35 per share.

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives, (5) our current plans for deployment of our projected cash flow, (6) the anticipated impact of the workforce reduction and restructuring and (7) the success and timing of selling the small businesses designated as held for sale.

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

     We project that earnings from continuing operations will be in the range of $.39 to $.41 per share for fiscal year 2004 including the impact of separation charges of $.02 per share, partially offset by the reduction in the 2003 impairment charge recorded in the third quarter of 2004 of $.01 per share. We expect cash flow from operations to be between $77 million and $86 million, including the $33 million tax refund received in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. Maintenance capital expenditures are expected to be between $16 million and $17 million.

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

(4)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery and perpetual care trusts, is expected to be slightly down from that recognized in 2003.

(5)	Our cost-saving initiatives, including the reduction in workforce, are expected to reduce costs by $16 million to $20 million. These cost savings are expected to be partially offset by about $8 million to $10 million in normal inflation of costs remaining in the business, assuming an inflation rate of approximately 2 percent.

(6)	We expect to use cash flow from operations to maintain our facilities at a level comparable to 2003, to reduce debt and to repurchase stock, or for growth initiatives as appropriate.

     Our 2004 forecast for continuing operations is intended to reflect forecasted same store results. We believe it is appropriate to use the range of diluted earnings per share provided herein because of the uncertainty of possible developments described below. Guidance for diluted earnings per share and all other forecasted operating measures specifically exclude the following:

•	The possibility of additional gains or losses associated with future impairments related to asset dispositions.

•	The possibility of gains or losses associated with early extinguishments of debt and changes in capital structure.

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

Risks Related to Our Business

Our ability to increase funeral call volume is influenced by many factors such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.

     We have experienced declines in same store funeral call volumes for a number of years. One of the new operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in funeral call volumes for the nine months ended July 31, 2004. We can give no assurance that we will be successful in implementing this operating initiative in the long term. We discuss the risk of declining deaths, intense competition and our ability to identify changing consumer preferences in other risk factors herein.

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

     Discount retailers have begun marketing caskets at prices sometimes lower than what we offer. Consumers can already buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet. However, recently, the first large general merchandise company has entered the market for low-cost caskets. This could cause sales of caskets at our facilities to decrease, which could adversely affect funeral revenues and margins.

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

Earnings from and principal of trusts and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates or by a decline in the size of the funds.

     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Earnings and investment gains and losses on trusts and escrow accounts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the trusts, and we may not choose the optimal mix for any particular market condition. The size of the trusts depends upon the level of preneed sales and maturities, the amount of ordinary income and investment gains or losses and funds added through acquisitions, if any. Declines in earnings from cemetery perpetual care trusts would cause a decline in current revenues, while declines in earnings from other trusts and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial position and results of operations.

     Unrealized gains and losses in the preneed funeral and cemetery merchandise and service trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2003 and did so again in the first nine months of fiscal year 2004. Unrealized gains and losses in the cemetery perpetual care trust do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

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

Our ability to service our debt in the future depends upon our ability to generate sufficient cash from operations or refinancings, which depends upon many factors, some of which are beyond our control.

     Our ability to service our debt depends upon our ability to generate sufficient cash. As required by our credit agreement, we plan to use substantially all of the proceeds from assets and businesses held for sale of approximately $25 million to $30 million and the approximate $12 million of remaining income tax benefits relating to the sale of our foreign operations, the majority of which we expect to receive over the next three years, to reduce our debt. We discuss the risks associated with the sale of the businesses held for sale in other risk factors herein. Our ability to receive the expected income tax benefits within our expected time frame depends upon, among other things, the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flows from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control.

     We expect to be able to pay our debt coming due in fiscal year 2004 using cash from operations. It is not our intention to pay all remaining amounts on our long-term debt exclusively from cash flow from operations. We currently have $64.0 million drawn on our revolving credit facility, which expires in June 2005, and we have $57.6 million outstanding under our Term Loan B, with the final payment due in October 2005. In addition to the regular communication we have with our bankers, we have recently been meeting with various financial institutions to discuss refinancing options. Based on these discussions, we currently expect to refinance this debt in advance of their maturities. Additionally, the first call date on our senior subordinated notes is in July 2005 at 105.375 percent. If we call these notes at that time, we would record an early extinguishment of debt charge of approximately $20.2 million including the bond call premium of $16.1 million and expensing of the unamortized fees of $4.1 million. As the senior subordinated notes represent approximately 70 percent of our total debt outstanding, the call right may present a significant opportunity to refinance this debt at more attractive interest rates. Our ability to refinance our senior secured credit facility or our senior subordinated notes will depend primarily on the condition of U.S. financial markets and our credit profile at the time of refinancing. Because we have limited control over our credit profile and no control over the condition of financial markets, there is a risk that we will not be able to successfully refinance this debt. Any refinancing of the senior secured credit facility or senior subordinated notes could either increase or decrease our interest expense, and in any case will cause us to incur refinancing costs that could be material.

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

     As of September 1, 2004, $121.6 million of our long-term debt was subject to variable interest rates, although $50.0 million of that amount was fixed pursuant to the terms of an interest rate swap expiring in March 2005. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

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

     Our projections for 2004 do not include any earnings from acquisition activity. The actual level of acquisition activity, if any, will depend not only on the number of properties acquired, but also on the size of the acquisitions. Several important factors, among others, may affect our ability to consummate acquisitions. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter into new markets. Due in part to our lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than we have, such entry may be more difficult or expensive than we anticipate.

Risks Related to the Death Care Industry

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. This factor adversely affected our results in fiscal year 2003 and did so again in fiscal year 2004. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of February 18, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.6	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Separation Agreement by and between the Company and William E. Rowe dated as of June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)

10.2	First Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Kenneth C. Budde

10.3	First Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Lawrence B. Hawkins

10.4	First Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Brent F. Heffron

10.5	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Randall L. Stricklin

10.6	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and G. Kenneth Stephens, Jr.

10.7	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Michael K. Crane

10.8	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Everett N. Kendrick

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Financial Officer (included in Exhibit 31.1)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

     We filed a Form 8-K dated June 8, 2004, reporting under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition,” the earnings release for the quarter ended April 30, 2004.

     We filed a Form 8-K dated July 26, 2004, reporting under “Item 5. Other Events,” an update on the progress of the executive officers’ and directors’ prearranged group stock trading plan.

     We filed a Form 8-K dated July 27, 2004, reporting under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits,” a letter to the Securities and Exchange Commission regarding the conclusions on the application of FIN 46R.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 10, 2004	/s/ KENNETH C. BUDDE

Kenneth C. Budde
Chief Executive Officer and
Chief Financial Officer

September 10, 2004	/s/ MICHAEL G. HYMEL

Michael G. Hymel
Vice President
Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of February 18, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.6	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

10.1	Separation Agreement by and between the Company and William E. Rowe dated as of June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)

10.2	First Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Kenneth C. Budde

10.3	First Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Lawrence B. Hawkins

10.4	First Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Brent F. Heffron

10.5	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Randall L. Stricklin

10.6	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and G. Kenneth Stephens, Jr.

10.7	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Michael K. Crane

10.8	Third Supplement to Appendix A to Employment Agreement dated as of April 21, 2004 between the Company and Everett N. Kendrick

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Financial Officer (included in Exhibit 31.1)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, Chief Executive Officer and Chief Financial Officer