Form 10-K
period 2004-10-31
STEWART ENTERPRISES INC
filed 2005-01-11
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-15449

STEWART ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)

1333 South Clearview Parkway Jefferson, Louisiana (Address of principal executive offices)	70121 (Zip Code)

Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Class A Common Stock, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of April 30, 2004, was approximately $558,000,000.

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 3, 2005, was 106,151,920 and 3,555,020, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement in connection with the 2005 annual meeting of shareholders are incorporated in Part III of this Report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4(a). Executive Officers of the Registrant
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15(a)(3) Exhibits
SIGNATURES
EXHIBIT INDEX
Form of Indemnity Agreement
Employment Agreement - Kenneth C. Budde
Form of Change of Control Agreement
Employment Agreement - Thomas M. Kitchen
Change of Control Agreement
Employment Agreement - Lawrence B. Hawkins
Form of Change of Control Agreement
Employment Agreement - Brent F. Heffron
Employment Agreement - Randall L. Stricklin
Employment Agreement - G. Kenneth Stephens, Jr.
Employment Agreement - Michael K. Crane
Employment Agreement - Everett N. Kendrick
Form of Stock Option Agreement
Form of Restricted Stock Agreement
Amendment to the Employees' Retirement Trust
Calculation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Company
Consent of PricewaterhouseCoopers LLP
Certification of President & CEO Pursuant to Section 302
Certification of VP & CFO Pursuant to Section 302
Certifications Pursuant to Section 906

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

PART I

Item 1. Business

General

     Founded in 1910, we are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2004, our operations included 242 funeral homes and 147 cemeteries in 27 states within the United States and in Puerto Rico.

     For fiscal year 2004 funeral operations accounted for approximately 54 percent of our total revenues, and cemetery operations accounted for the remaining 46 percent. Our funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. Our cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.

     We believe that we operate one or more of the premier death care facilities in each of our principal markets. Our funeral homes and cemeteries are located primarily in the Southern, Western, Mid-Atlantic and Mid-Western states, generally in large metropolitan areas such as Miami, Orlando, Tampa and St. Petersburg, Florida; Dallas, Fort Worth and Houston, Texas; Los Angeles, San Diego and San Francisco, California; New Orleans, Louisiana; Baltimore, Maryland and the District of Columbia. According to the United States Bureau of the Census, many of these areas have a large population over age 65, which represents a principal target market for our preneed sales program as well as at-need sales. We believe that we are an industry leader in marketing preneed cemetery property and preneed funeral and cemetery merchandise and services, and we consider preneed sales to be an integral part of our long-term business strategy.

     Cemetery operations account for a significantly larger percentage of our total revenues than those of our three largest public competitors. We believe cemeteries provide the best foundation for securing long-term market share in our industry. The sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery. Our relationships with our cemetery property customers allow us to offer related products and services, such as cemetery merchandise and funeral services, at one of our businesses located on the cemetery grounds or nearby.

     We believe that our combination operations help to increase market share. By building new funeral homes on existing cemetery property, we are able to offer families the convenience of complete funeral home and cemetery planning, services and merchandise from a single location at a competitive price at the time of need or on a preneed basis. Approximately 49 percent of our cemeteries have a funeral home onsite that we operate in conjunction with the cemetery. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes. We frequently organize our operating units in “clusters,” which are geographically integrated groups of funeral homes and cemeteries, allowing us to cost-effectively pool resources, such as assets, personnel and services, and generate higher margins.

     Our business was founded by the Stewart family in 1910, and was incorporated as a Louisiana corporation in 1970. Our principal executive offices are located at 1333 South Clearview Parkway, Jefferson, Louisiana 70121, and our telephone number is 504-729-1400. Our website address is www.stewartenterprises.com, where all of our public filings are available free of charge on the same day they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

The Death Care Industry

     Industry consolidation. Death care businesses in the United States have traditionally been relatively small, family-owned enterprises that have passed through successive generations within the family. The decade of the 1990s witnessed a trend of family-owned firms consolidating with larger organizations, but this trend slowed dramatically in 1999. As the number of consolidators participating in the acquisition market declined, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices.

     During 1999, Service Corporation International, one of our primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group, Inc., now reorganized as Alderwoods Group, Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings during 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, merged with Service Corporation International in 1999.

     Throughout fiscal year 1999, we continually reduced our acquisition pricing multiples. In the third quarter of fiscal year 1999, our acquisition activity began to decrease substantially from prior quarters as many potential sellers were not willing to sell their businesses at the lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, we ceased our acquisition activity and developed strategies for improving our cash flow and reducing and restructuring debt. During fiscal year 2000 through fiscal year 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. In fiscal year 2004, we focused on the operating initiatives we announced in September 2003: increased cemetery property sales volume, growth in the number of funeral events performed, cost improvements and employee development initiatives. See “Business Strategy” below for a discussion of our current operating initiatives.

     We estimate that our industry, which consists of approximately 22,000 funeral homes and 10,500 cemeteries in the United States, collectively generates approximately $15 billion in annual revenue. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations. At current stock prices, stock repurchases, debt reduction and constructing funeral homes on our cemeteries or those of unaffiliated third parties continue to be more attractive uses of our cash flow than acquisitions. However, we believe that growing our organization through acquisitions will continue to be a good business strategy, as we enjoy the important synergies and economies of scale from our infrastructure.

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

     Growing demand for cremation. Consumer preferences in the death care industry tend to change slowly. One significant trend in the United States is an increasing preference of consumers for cremations. Industry research indicates that the percentage of cremations has increased steadily and that cremations will represent approximately 35 percent of deaths in the United States by the year 2010, compared to 28 percent in 2002. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. However, industry research has shown that consumers most commonly choose cremation over traditional funerals for reasons other than cost, and we believe that cremations also provide our company with an opportunity to offer families an array of additional products and services with an emphasis on customization.

     Growing demand for customization. Our market research and operational experience indicate a growing demand for increased personalization of death care products and services, presenting us with an opportunity for enhancing our customers’ satisfaction and increasing our revenue per sale through our custom funeral planning program. For additional information, see below under the heading “Competitive Strengths – Emphasis on customization and personalization.”

Competitive Strengths

     Leading market positions. We are the third largest provider of funeral and cemetery products and services in the United States and have been in business for more than 90 years. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 100 funerals and 165 burials per year, our facilities perform an average of approximately 265 funerals and 375 burials per year. In addition, more than 40 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.

     Strong cemetery operations. Our cemetery operations account for approximately 46 percent of our total revenues, which is a significantly larger percentage than any of our three largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 39 percent of our total cemetery acreage is available for future development.

     Emphasis on combination operations. Approximately 49 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. This is a higher percentage of combination operations than any of our three largest competitors. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.

     Expertise in preneed sales; strong backlog. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,100 commissioned sales counselors. We estimate that as of October 31, 2004, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.

     Emphasis on customization and personalization. During 1999 we took steps to gain a competitive advantage by placing our company at the forefront of product offerings based on consumer preferences. We hired a major consulting firm to assist us in conducting an extensive market study evaluating changing trends in consumer preferences. With more than 2,400 interviews conducted, we believe this to be the most exhaustive recent study of consumer preferences in our industry. This project provided us with the consumer’s perspective on our operations and facilities. We gained valuable insight into how our employees, business practices and facilities can better meet consumer preferences. Our implementation of new products and services based on the findings of this project continue to be positive drivers for our funeral business.

     Among other important findings, our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We have responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options, such as designing a funeral service to reflect the special interests or accomplishments of the deceased. We developed a custom funeral planning program and have implemented this program in over 100 of our funeral homes through the end of fiscal year 2004. By the end of fiscal year 2005, we expect to have implemented this program in an additional 60 of our funeral homes. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. In our markets where these new business practices have been implemented, we believe that our product and service offerings have enhanced the experiences provided to families at our funeral homes and have contributed to increased revenues per sale.

     Expertise in enhanced cremation and alternative service offerings. Our alternative service firms are generally located in leased premises and have lower overhead than traditional funeral homes. Although death care arrangements at these locations are typically more cost-effective for the consumer than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations.

     Centralized support services; cost controls. Our Shared Services Center, which we opened in 1997, was developed for the standardization and centralization of all of our facilities’ administrative and support processes such as accounting, management reporting, payroll, trust administration, contract processing, accounts receivable collection and other services. It allows us to decrease our costs without diminishing service by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance telephone services. As we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved through our Shared Services Center and expect to manage much of our growth with our existing infrastructure. Additionally, at the beginning of fiscal year 2000 we developed our centralized formal training strategy and began implementation of standardized marketing programs to enhance sales effectiveness. While our centralization of resources and standardization of processes represent a competitive advantage, our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in their operations and service to families in an effort to maintain the traditional structure and culture of an individually-owned operation. We believe that this is important in order to maintain the level of caring, personalized service expected by the families we serve.

     Experienced management. We have an experienced management team, many of whom owned and operated their own funeral homes and cemeteries and joined us when we acquired their businesses. Our eight top executives have an average of 28 years of experience in the death care industry and have served our company for an average of 15 years.

Business Strategy

     Implement operating initiatives. In fiscal year 2003, our executive management team pinpointed the key strategies that we believe will improve the future growth of our business. This led to our announcement in September 2003 of a set of operating initiatives, which resulted in the creation of four task forces to address the following key areas: increased cemetery property sales volume, growth in the number of funeral events performed, cost improvements and employee development initiatives.

     Our preneed cemetery property task force is strategically targeting locations with maximum potential and developing specific plans to increase preneed property sales and attract new customers at each of the targeted locations. We view preneed property sales as the catalyst for growth in our cemetery segment as they create a new customer base for our businesses. These sales also result in high margins and produce positive cash flow. Recommendations from our preneed cemetery property task force were implemented in the third and fourth quarters of fiscal year 2003. We have transitioned to personalized selling, and in addition to requests generated by our media marketing campaigns, our salespeople have been successful in obtaining referrals from their existing customer base to assist new customers with their cemetery and funeral needs. For fiscal year 2004, we achieved a 9 percent increase in cemetery property sales, which was in line with our stated goal of 5 percent to 10 percent for 2004. For fiscal year 2005, our goal is to achieve an increase of 4 percent to 8 percent in cemetery property sales (see “Forward–Looking Statements” and “Cautionary Statements” included in Item 7).

     We continue to develop and implement strategies to drive at-need and preneed funeral growth throughout our organization. We have developed an at-need task force and a cremation task force, implemented a funeral call incentive compensation program and continue to proceed with full implementation of our custom funeral planning program, additional advertising and employee training. Our funeral call volume task force is also using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We believe that the continuous addition of preneed funeral contracts to our backlog is a primary driver of sustainable long-term growth in the number of families served by our funeral homes. For fiscal year 2004, we achieved a 9 percent increase in preneed funeral sales, which was in line with our goal of 5 percent to 10 percent for 2004. For fiscal year 2005, our goal is to achieve an increase of 4 percent to 8 percent in preneed funeral sales (see “Forward–Looking Statements” and “Cautionary Statements” included in Item 7).

     To improve margins and reduce costs, our task force identified opportunities where we could reduce costs without sacrificing long-term results. These individuals conducted in-depth reviews of cost centers outside of their areas of responsibility to assure effective utilization of all resources. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 throughout the organization. In the markets in which we operate, declining deaths in recent years have resulted in reduced activity in many of our businesses, requiring fewer employees. Additionally, we restructured for a flatter organization to bring leadership closer to those individuals who have the greatest potential to improve the performance of each location. There were no reductions in the number of commissioned sales counselors. We believe the workforce reduction and the other cost reductions did not reduce the quality, service and value consistently provided to families through our funeral homes and cemeteries. We recorded a charge in fiscal year 2004 for severance and other costs associated with the workforce reductions of $2.4 million ($1.5 million after tax, or $.01 per share). These cost reduction initiatives were expected to reduce costs by $16 million to $20 million annually, partially offset by approximately $8 million to $10 million in normal inflation of costs remaining in the business. During fiscal year 2004, we experienced a $9.6 million decrease in funeral, cemetery and corporate general and administrative expenses, which is in line with our forecasts. While we intend to continue controlling costs and growing revenues, we do not anticipate further significant cost cuts and expect margins to stabilize in fiscal year 2005 (see “Forward-Looking Statements” and

“Cautionary Statements” included in Item 7).

     The fourth initiative is to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for all key employee positions. We continue to invest in the professional growth of our employees through numerous programs and career development opportunities.

     In December 2003, we announced a plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We have worked hard over the past few years to improve the performance of all our businesses in order to meet changing consumer needs and to manage costs in a difficult operating environment, and for the most part, these efforts have been successful. However, for various reasons ¯ such as size, location or competitive environment ¯ a number of our businesses did not demonstrate a capacity for improving performance through our operating strategies, and in fact, have contributed very little to our profitability. Many of these are key-man businesses, and many are subject to volatile swings in market share. As of October 31, 2004, we had received $22.6 million from our divestitures representing the sale of 56 businesses. As of January 3, 2005, we had closed on or had entered into agreements to sell an additional 12 businesses for approximately $4.4 million. In total, we have closed on or entered into agreements to sell 68 businesses for approximately $27.0 million and have 11 additional businesses we will continue to market. We believe that the closing or sale of these businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues and cash flow.

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

     Focus on cash flow. In addition to controlling our costs, we plan to continue to focus on our cash flow through initiatives begun in fiscal year 2000. In fiscal year 2000, we restructured our preneed sales program to focus on increasing cash flow. We improved the quality of our preneed sales and the associated receivables by increasing finance charges, requiring larger down payments and shortening installment payment terms, although this resulted in a decrease in the overall level of preneed sales. We also suspended dividends and implemented a more rigorous internal process for reviewing capital expenditures. We plan to continue our focus on cash flow and continue controlling our costs by, among other things, obtaining volume discounts from suppliers and leveraging our operating costs through clustering and combination operations. Additionally, we have been incentivizing local managers to control costs by tying their compensation more closely to the profitability of the locations they manage.

     Deploy cash flow. We plan to continue to evaluate options for deployment of our cash flow as opportunities arise. In June 2003, we announced that our Board of Directors approved a stock repurchase program allowing us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, our Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. As of January 3, 2005, we had repurchased 3,500,000 shares of our Class A common stock at an average price of $6.35 per share. At current stock prices, stock repurchases, debt reduction and constructing funeral homes on our cemeteries or those of unaffiliated third parties continue to be more attractive uses of our cash flow than acquisitions. However, we believe that growing our organization through acquisitions will continue to be a good business strategy, as we enjoy the important synergies and economies of scale from our infrastructure.

     Increase enhanced cremation products and services. In fiscal years 2004, 2003 and 2002, 37 percent, 36 percent and 35 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The cremation rate in the United States has been increasing. According to industry estimates, 28 percent of deaths in the United States during 2002 resulted in cremations, and cremations are expected to represent

35 percent of deaths in the United States by the year 2010. As described above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings,” we have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes.

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

     Funeral operations. Funeral operations accounted for approximately 54 percent of our revenues for fiscal year 2004. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2004, we operated 242 funeral homes.

     Cemetery operations. Cemetery operations accounted for approximately 46 percent of our revenues for fiscal year 2004. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. As of October 31, 2004, we operated 147 cemeteries.

     Combination funeral home and cemetery operations. Approximately 49 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which is a higher percentage of combination operations than any of our three largest competitors. Many of these facilities are in our key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and Los Angeles and San Diego, California.

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

     Through an operating partnership with the Catholic Archdiocese of New Orleans, we constructed a mausoleum for the Catholic Church on the grounds of its combination operation in New Orleans in fiscal year 1987. We own the mausoleum and manage the sales relating to the mausoleum for the Church. Additionally, in fiscal year 1994 through an operating partnership with the Firemen’s Charitable and Benevolent Association, a non-profit organization, we constructed a funeral home and mausoleum on the grounds of its cemetery in New Orleans. We own and operate the funeral home in combination with the cemetery and manage sales for the mausoleum. In 1997, we entered into an agreement with the Archdiocese of Los Angeles to construct and operate funeral homes on land we lease from the Archdiocese at the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2004, five of these funeral homes are operating, and construction has begun on the sixth funeral home.

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

     Cremation. In fiscal year 2004, 37 percent of the funeral services we performed in our continuing operations were cremations. The increasing preference of consumers for cremations is a significant trend in the United States. Industry research indicates that the percentage of cremations has steadily increased and that cremations will represent approximately 35 percent of deaths in the United States by the year 2010, compared to 28 percent in 2002. We have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes, including funeral services and memorialization for families choosing cremation. We are also addressing this trend through our alternative service firm strategy as discussed above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings.”

     Preneed arrangements. We market death care products and services domestically on a preneed basis through a full-time staff of approximately 1,100 commissioned sales counselors. Preneed plans enable families to specify in advance and prepay for funeral and cemetery arrangements. Prearrangements spare families the emotional strain of making death care decisions at the time of need. The products and services included in preneed contracts are set at prices prevailing at the time the agreement is signed rather than when the products and services are delivered. As described in Note 2 to the consolidated financial statements included in Item 8, customer payments related to these contracts are generally placed in trusts and invested or are used to purchase insurance policies to cover the cost of the future delivery of products and services. When the service or merchandise is delivered, we realize the full contract amount plus all accumulated trust earnings associated with that contract or the buildup in the face value of the insurance contract, generally offsetting increases in our costs due to inflation.

     We estimate that as of October 31, 2004, the future value of our preneed backlog (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     Trusts and escrow accounts. We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. For further discussion of these trusts and escrow accounts, see Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. As of October 31, 2004, the market value of our preneed funeral merchandise and services trust and escrow accounts totaled approximately $439.7 million, the market value of our preneed cemetery merchandise and services trust and escrow accounts totaled approximately $194.2 million, and the market value of our cemetery perpetual care trusts totaled approximately $209.3 million.

     We believe that the balances in our trusts and escrow accounts, along with insurance proceeds, installment payments due under contracts and future earnings on the balances, will be sufficient to cover our estimated cost of providing the related preneed services and products in the future (see “Cautionary Statements” included in Item 7).

     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor on our investment portfolio and our prearranged funeral, merchandise and cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services exclusively to us. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. As of October 31, 2004, ITI had approximately $806.5 million in assets under management. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates within the guidelines of a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.

     Management. We have an experienced management team, many of whom joined us through acquisitions. Our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. We provide business support services primarily through our Shared Services Center, which opened in 1997 and provides centralized and standardized accounting, management reporting, payroll, contract processing, accounts receivable collection and other services for all of our facilities. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 employees throughout the organization as discussed above in “Business Strategy.”

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

     In June 2004, William E. Rowe stepped down from his position as President and Chief Executive Officer but continues in his role as Chairman. At that time, Kenneth C. Budde, Executive Vice President and Chief Financial Officer, was selected as interim Chief Executive Officer. In September 2004, our Board of Directors appointed Mr. Budde as President and Chief Executive Officer on a permanent basis, and in December 2004, Thomas M. Kitchen, a member of our Board of Directors, was named Executive Vice President and Chief Financial Officer.

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

     Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2004, 2003 and 2002, see Note 24 to our consolidated financial statements included in Item 8.

Competition

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of limited services or products. Discount retailers have begun marketing caskets at prices sometimes lower than what we offer. Consumers can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet, and recently, the first large general merchandise company has entered the market for low-cost caskets. Market share for funeral services and cemetery property is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently-located facilities are also important, and price can be especially important for funeral and cemetery merchandise. Because of the significant role of goodwill and tradition, market share increases for funeral services and cemetery property are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sales of preneed funeral services. Information about our sales and marketing approach can be found above under the heading “Business Strategy.” Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Additional information about the trend toward cremation and our strategies to address that trend can be found under the headings “The Death Care Industry,” “Competitive Strengths” and “Business Strategy.”

Regulation

     Our funeral home operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the “Funeral Rule”), which went into effect on April 30, 1984, and was revised effective July 19, 1994. The FTC began reviewing the Funeral Rule in 1999 at which time it conducted hearings to receive input from industry and consumer groups. At this time, the FTC has not issued any proposed changes to the regulation nor are any anticipated in the immediate future. Senator Dodd has proposed a bill in Congress to codify the Funeral Rule, but it is too late in this session to move forward. He is expected to re-introduce his bill in the 2005 session.

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

Employees

     We currently employ approximately 5,600 persons, and we believe that we maintain a good relationship with our employees. Approximately 124 of our employees are represented by labor unions or collective bargaining units.

In December 2003, we announced a reduction and restructuring of our workforce, which reduced the number of our employees by approximately 300. Additional information about our restructuring and workforce reduction can be found under the heading “Business Strategy.”

Item 2. Properties

     As of October 31, 2004, approximately 74 percent of our 242 funeral home locations were owned by our subsidiaries, and approximately 26 percent were held under operating leases. The leased properties have terms ranging from 1 to 15 years, except for six leases that expire between 2032 and 2039. Generally, we have a right of first refusal and an option to purchase the leased premises. An aggregate of $1.3 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.

     As of October 31, 2004, we owned 147 cemeteries covering a total of approximately 10,100 acres. Approximately 39 percent of the total acreage is available for future development.

     We own a 98,200 square-foot building in suburban New Orleans that we use for our corporate headquarters, shared services center, human resources, communications, internal audit and information systems departments.

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

Name	Age	Position
William E. Rowe	58	Chairman of the Board(1)
Kenneth C. Budde	57	President, Chief Executive Officer and Director(2)
Thomas M. Kitchen	57	Executive Vice President, Chief Financial Officer and Director(3)
Brent F. Heffron	55	Executive Vice President and President—Southern Division
Lawrence B. Hawkins	56	Executive Vice President and President—Investors Trust, Inc.
Michael K. Crane, Sr.	61	Senior Vice President and President—Central Division(4)
G. Kenneth Stephens, Jr.	43	Senior Vice President and President—Eastern Division(5)
Randall L. Stricklin	60	Senior Vice President and President—Western Division(6)
Everett N. Kendrick	63	Senior Vice President and President—Sales and Marketing Division(7)

(1)	Mr. Rowe has served as Chairman of the Board since September 2003. He served as Chief Executive Officer from November 16, 1999 to June 8, 2004 and as President from November 1, 1994 to June 8, 2004. He was also Chief Operating Officer from April 1994 until November 15, 1999.

(2)	Mr. Budde was appointed as President and Chief Executive Officer on September 22, 2004, after being named interim Chief Executive Officer on June 8, 2004. He served as Chief Financial Officer from May 1, 1998 to December 2, 2004.

(3)	Mr. Kitchen was selected as Executive Vice President and Chief Financial Officer on December 2, 2004. He has served as a director since February 18, 2004. From July 2003 until he became our Chief Financial Officer, he served as an investment management consultant with Equitas Capital Advisors, LLC. From 1987 to 1999, he was Chief Financial Officer of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers. He served as President of Avondale from 1999 to 2002, after Avondale’s acquisition by Litton Industries, which was subsequently acquired by Northrop Grumman Corporation.

(4)	Mr. Crane has served as Senior Vice President and President of our Central Division since May 11, 2000. Prior to that time, he served as Chief Operating Officer of the Southern Region of our Central Division since June 15, 1995.

(5)	Mr. Stephens has served as Senior Vice President and President of our Eastern Division since January 31, 2000. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(6)	Mr. Stricklin has served as Senior Vice President and President of our Western Division since April 20, 2000. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of our Western Division.

(7)	Mr. Kendrick has served as Senior Vice President and President of our Sales and Marketing Division since January 31, 2000. From December 1, 1996 to January 30, 2000, he served as Chief Operating Officer of the Northern Region of our Eastern Division.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our Class A common stock trades on the Nasdaq National Market under the symbol STEI. On January 3, 2005, the closing sale price as reported by the Nasdaq National Market was $6.97. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq National Market. As of January 3, 2005, there were 1,352 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2004
Fourth Quarter	$7.38	$6.53
Third Quarter	8.24	6.59
Second Quarter	8.00	5.57
First Quarter	6.93	4.09

Fiscal Year 2003
Fourth Quarter	$4.70	$3.79
Third Quarter	4.78	2.90
Second Quarter	5.54	2.38
First Quarter	6.03	5.00

     There is no established public trading market for our Class B common stock. As of January 1, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of January 1, 2005, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 30.2 percent of our total voting power and held approximately 9.8 percent of our outstanding equity.

Dividends

     We declared quarterly dividends of $.02 per share on our Class A and Class B common stock during the first three quarters of fiscal year 2000. On October 5, 2000, our Board of Directors suspended the payment of quarterly dividends on our common stock. The declaration and payment of dividends is at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. Our credit agreement and senior subordinated notes restrict our ability to pay dividends on our common stock. See Note 18 to the consolidated financial statements included in Item 8.

Sales of Unregistered Equity Securities

     For many years, we have maintained a 401(k) plan through which employees may invest in our Class A common stock or other investment choices. We have a Registration Statement on Form S-8 in effect for this 401(k) plan. In January 2003, we adopted a separate plan for the employees of our Puerto Rican subsidiary (the “Puerto Rico Plan”). Employees of this subsidiary were also permitted to invest in our Class A common stock through the Puerto Rico Plan. We did not file a separate Registration Statement on Form S-8 with the Securities and Exchange Commission for the Puerto Rico Plan until December 8, 2004. From January 1, 2003 to December 7, 2004, three participants in the Puerto Rico Plan acquired a total of 1,146 units in the Stewart Enterprises, Inc. Stock Fund (approximately 1,643 shares of our Class A common stock based upon the closing sale price of our Class A common stock on December 7, 2004 of $7.50 per share) through the Puerto Rico Plan as a result of employee contributions, employer matching contributions and employee transfers from other investment funds or plans. Because participants in the Puerto Rico Plan purchased shares of our Class A common stock through the Puerto Rico Plan prior to the filing of the Registration Statement, these participants may have the right to rescind their purchases or recover damages if they no longer own the shares, subject to the applicable statute of limitations. Due to the small number of unregistered shares sold, our potential liability is minimal.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
August 1, 2004 through August 31, 2004	—	$—	—	$5,783,509

September 1, 2004 through September 30, 2004	—	$—	—	$5,783,509

October 1, 2004 through October 31, 2004	—	$—	—	$5,783,509

Total	—	$—	—	$5,783,509

(1)	On June 26, 2003, we announced that our Board of Directors approved a stock repurchase program allowing us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, the Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. The repurchases are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.

Rule 10b5-1 Trading Plan

     In June 2004, we announced that certain of our executive officers and directors adopted a prearranged group stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The purpose of the plan was to allow those officers and directors to exercise stock options that expire in January and April of 2005 in an orderly manner and to sell underlying shares, including sales that are necessary to pay the exercise prices and applicable income taxes. Most executive officers have advised us that they plan to sell underlying shares only for those purposes and that they plan to continue to hold the “net shares,” i.e., those having a value equal to the net difference between the exercise price and market price of shares, after applicable income taxes. After exercise of all of the options, we expect that the number of shares of our stock owned by these executive officers and directors will be increased. The plan originally covered approximately 3,200,000 shares, of which approximately 200,000 shares were subsequently withdrawn from the plan. As of October 31, 2004, approximately 800,000 shares in the trading plan had been sold since its implementation.

Item 6. Selected Financial Data

     The following selected consolidated financial data for the fiscal years ended October 31, 2000 through October 31, 2004 are derived from our audited consolidated financial statements, as reclassified to reflect certain businesses as discontinued operations under the provisions of SFAS No. 144. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes. Therefore, these operations have been classified as discontinued operations for all periods presented. The data includes other reclassifications to conform to current period presentations with no impact on net earnings or earnings per share. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)
	2004(2)		2003		2002		2001		2000
Statement of Earnings Data:
Revenues:
Funeral	$278,426		$278,362		$323,430		$387,594		$428,587
Cemetery	236,227		222,774		235,516		255,980		282,242

Total revenues	514,653		501,136		558,946		643,574		710,829
Gross profit:
Funeral	78,394		70,161		86,768		90,758		115,049
Cemetery	56,371		49,721		56,662		59,490		62,367

Total gross profit	134,765		119,882		143,430		150,248		177,416
Corporate general and administrative expenses	(17,097)		(17,733)		(17,261)		(18,020)		(19,763)
Separation charges	(3,435	)(3)	(2,450	)(3)	—		—		—
Impairment of goodwill	—		(73,000	)(4)	—		—		—
Gains on dispositions and impairment (losses), net	353	(5)	(9,316	)(5)	(18,500	)(7)	(269,158	)(8)	—
Other operating income, net	2,099		2,082		2,532		6,983		1,939

Operating earnings (loss)	116,685	(3)(5)	19,465	(3)(4)(5)	110,201	(7)	(129,947	)(8)	159,592
Interest expense	(47,335)		(53,478)		(62,339)		(63,572)		(61,394)
Loss on early extinguishment of debt	—		(11,289	)(6)	—		(9,120	)(9)	—
Investment and other income (expense), net	(922)		545		20		5,212		5,501

Earnings (loss) from continuing operations before income taxes	$68,428	(3)(5)	$(44,757	)(3)(4)(5)(6)	$47,882	(7)	$(197,427	)(8)(9)	$103,699

Earnings (loss) from continuing operations	$43,340	(3)(5)	$(51,074	)(3)(4)(5)(6)	$30,952	(7)	$(159,369	)(8)(9)	$65,849

Earnings (loss) from discontinued operations	2,822	(5)	(22,394	)(5)	914		713		945
Cumulative effect of change in accounting principles (net of $166,669 income tax benefit in 2001)	—		—		—		(250,004	)(1)	—

Net earnings (loss)	$46,162	(3)(5)	$(73,468	)(3)(4)(5)(6)	$31,866	(7)	$(408,660	)(1)(8)(9)	$66,794

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	(3)(5)	$(.47	)(3)(4)(5)(6)	$.29	(7)	$(1.48	)(8)(9)	$.62
Earnings (loss) from discontinued operations	.03	(5)	(.21	)(5)	.01		—		.01
Cumulative effect of change in accounting principles	—		—		—		(2.33	)(1)	—

Net earnings (loss)	$.43	(3)(5)	$(.68	)(3)(4)(5)(6)	$.30	(7)	$(3.81	)(1)(8)(9)	$.63

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	(3)(5)	$(.47	)(3)(4)(5)(6)	$.28	(7)	$(1.48	)(8)(9)	$.62
Earnings (loss) from discontinued operations	.03	(5)	(.21	)(5)	.01		—		.01
Cumulative effect of change in accounting principles	—		—		—		(2.33	)(1)	—

Net earnings (loss)	$.43	(3)(5)	$(.68	)(3)(4)(5)(6)	$.29	(7)	$(3.81	)(1)(8)(9)	$.63

Weighted average common shares outstanding (in thousands):
Basic	107,522		108,220		107,861		107,355		106,600

Diluted	108,159		108,220		108,299		107,355		106,603

Dividends declared per common share	$—		$—		$—		$—		$.06

(continued)

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

Year Ended October 31, (10)
2000
Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings	$57,449

Basic earnings per common share	$.54

Diluted earnings per common share	$.54

	October 31,
	2004 (1)(2)(5)	2003	2002 (11)	2001(1)(12)	2000
Balance Sheet Data:

Assets	$2,565,360	$2,573,522	$3,015,584	$3,238,407	$2,476,191
Long-term debt, less current maturities	415,080	488,180	542,548	684,036	920,670
Shareholders’ equity	784,258	738,859	812,263	752,060	1,074,657

Selected Consolidated Operating Data

	Year Ended October 31,
	2004 (2)(5)	2003	2002 (11)	2001 (12)	2000
Operating Data:

Funeral homes in operation at end of period	242	299	307	516	627

At-need funerals performed	42,542	48,544	71,017	102,944	110,113
Prearranged funerals performed	23,891	22,538	24,314	26,682	27,042

Total funerals performed	66,433	71,082	95,331	129,626	137,155

Prearranged funerals sold	29,296	28,563	31,270	36,417	48,844
Backlog of prearranged funerals at end of period	337,879	347,785	349,110	392,986	446,158

Cemeteries in operation at end of period	147	148	150	159	163
Interments performed	53,149	53,830	57,405	60,347	60,636

(1)	The data for fiscal years 2000 through 2003 was reclassified to conform to current period presentations with no impact on net earnings or earnings per share. We adopted SFAS No. 144 in fiscal year 2003. Therefore, the operating results of those businesses that met the discontinued operations criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings for 2000, 2001, 2002, 2003 and 2004. The operations of businesses sold during fiscal years 2000, 2001, and 2002 (including foreign operations), the operations of businesses sold as real estate during fiscal years 2003 and 2004, and any gains and losses related to these businesses are included in continuing operations for all periods presented. Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our perpetual care trusts. For a more detailed discussion see Notes 3 through 7 to the consolidated financial statements included in Item 8. Effective November 1, 2001, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill. Effective November 1, 2000, we changed our methods of accounting for prearranged sales activities in accordance with Staff Accounting Bulletin (“SAB”) No. 101 (fiscal year 2001 change in accounting principles), which resulted in a $250.0 million ($166.7 million after tax, or $2.33 per share) charge for the cumulative effect of the change in accounting principles.

(2)	Factors that we expect to impact our results in fiscal year 2005 and that we believe are reasonably likely to cause variances from our fiscal year 2004 results are discussed in the section entitled “Forward-Looking Statements” in Item 7. Other factors not currently anticipated by us could also cause future results to vary materially from past performance.

(3)	During fiscal years 2004 and 2003, we incurred $3.4 million ($2.1 million after tax, or $.02 per share) and $2.5 million ($1.5 million after tax, or $.01 per share) in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 16 to the consolidated financial statements included in Item 8.

(4)	In the fourth quarter of 2003, we incurred a noncash goodwill impairment charge of $73.0 million ($66.9 million after tax, or $.62 per share). See Note 17 to the consolidated financial statements included in Item 8.

(5)	In fiscal year 2003, we incurred noncash charges for the impairment of certain long-lived assets of $9.3 million ($7.7 million after tax, or $.07 per share) in continuing operations and $25.0 million ($22.6 million after tax, or $.21 per share) in discontinued operations. In fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.7 million and sold several assets that we held for sale at a net gain of $1.0 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of $.3 million ($1.1 million after tax, or $.01 per share) in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $1.6 million ($2.3 million after tax, or $.02 per share) in discontinued operations. As of October 31, 2004, we had closed on the sale of 56 businesses for $22.6 million in proceeds, the majority of which were used to reduce our long-term debt. See Note 15 to the consolidated financial statements included in Item 8.

(6)	In the third quarter of 2003, we incurred an $11.3 million ($7.3 million after tax, or $.07 per share) charge related to the redemption of our Remarketable Or Redeemable Securities (“ROARS”). See Note 18 to the consolidated financial statements included in Item 8.

(7)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we re-evaluated the expected loss on the disposition of assets held for sale, and we incurred a noncash charge of $18.5 million ($11.2 million after tax, or $.11 per share). See notes 11 and 12 below, and see Note 15 to the consolidated financial statements included in Item 8.

(8)	In the third quarter of 2001, we incurred a noncash charge of $269.2 million ($205.1 million after tax, or $1.91 per share) primarily related to the write-down of assets held for sale to their estimated fair values. See notes 11 and 12 below, and see Note 15 to the consolidated financial statements included in Item 8.

(9)	During the third quarter of fiscal year 2001, we incurred a charge for the loss on early extinguishment of debt in connection with our debt refinancing that occurred in June 2001.

(10)	The pro forma data presented for fiscal year 2000 is reported as if the fiscal year 2001 change in accounting principles had occurred at the beginning of that year.

(11)	During fiscal year 2002, we sold our operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries. As of October 31, 2002, the sale of all of our foreign operations had been completed. This resulted in a decrease in assets, the number of funerals and interments performed and the backlog. We used the proceeds from the sales along with cash flow to reduce our long-term debt.

(12)	As of October 31, 2001, assets increased and shareholders’ equity decreased as compared to October 31, 2000 due in part to the fiscal year 2001 change in accounting principles and the write-down of assets held for sale to their estimated fair values. See Note 15 to the consolidated financial statements. Offsetting the increase to assets from the change in accounting principles was the sale of our operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. We used these proceeds, along with cash flow and the proceeds from the sale of some domestic assets, to reduce our long-term debt. The October 31, 2001 long-term debt, less current maturities, balance excludes $2.6 million of debt associated with assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Fiscal Year 2004

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of January 3, 2005, we owned and operated 238 funeral homes and 147 cemeteries in 27 states within the United States and Puerto Rico.

     In September 2003, we announced a set of operating initiatives and created four task forces to address the following key areas: increased cemetery property sales volume, growth in the number of funeral events performed, cost improvements and employee development. As part of our cost reduction initiatives, in December 2003 we announced plans to restructure and reduce our workforce by approximately 300 employees. In fiscal year 2004, we achieved the operating and financial goals announced in December 2003 reflecting the successful execution of our key operating initiatives.

▪	We projected earnings from continuing operations to be in the range of $.39 to $.41 per share for fiscal year 2004 including the impact of separation charges and the impact of gains on dispositions, net of impairment losses. We achieved earnings from continuing operations of $.40 per share for fiscal year 2004 including the impact of separation charges of $.02 per share, partially offset by gains on dispositions (net of impairment losses) of $.01 per share.

▪	We projected cash flow from operations to be between $77 million and $86 million, including the tax refund received in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. We achieved cash flow from operations of $93.6 million, including the $33 million tax refund received in December 2003.

▪	Our goal was to increase preneed sales by 5 percent to 10 percent in fiscal year 2004. We experienced increases of 9 percent in both cemetery property and preneed funeral sales for the year.

▪	Our fiscal year 2004 forecast included an increase in the average revenue per funeral service performed of approximately 2 percent to 3 percent, excluding any impact from trust earnings. We attained this goal with an increase in average revenue of 3.6 percent per traditional service and 4.9 percent per cremation service.

▪	The upper end of our 2004 forecast range assumed flat same-store funeral calls in 2004 compared to 2003, and the lower end assumed a possible reduction in same-store funeral calls of up to 3 percent. Our same-store funeral calls decreased 1.0 percent.

▪	Trust earnings were assumed to be slightly down from those recognized in fiscal year 2003. Our trust earnings decreased 8 percent.

▪	Our cost-reduction initiatives resulted in a $9.6 million decrease in funeral, cemetery and corporate general and administrative expenses, which was in line with our expectations for the year.

     We recorded charges in fiscal year 2004 for severance and other costs associated with the workforce reductions announced in December 2003 and separation payments related to a former executive officer totaling $3.4 million ($2.1 million after tax, or $.02 per share). During the fourth quarter of 2003, we identified a number of small businesses to close or sell, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. As a result, we recorded a $34.3 million noncash impairment charge in fiscal year 2003, of which $9.3 million ($7.7 million after tax, or $.07 per share) was included in continuing operations in the 2003 consolidated statement of earnings. Collectively, these businesses generated revenue of approximately $23.0 million and very little gross profit during fiscal year 2003. The closing or sale of these businesses has enabled management to focus on our most productive operations where our operating initiatives have the potential to bring about the greatest benefits in increased earnings and cash flow. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.7 million and sold several assets that were held for sale at a net gain of $1.0 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of $.3 million ($1.1 million after tax, or $.01 per share) in continuing operations. As of October 31, 2004, we had closed on the sale of 56 businesses for $22.6 million in proceeds. As of January 3, 2005, we had closed on or had entered into agreements to sell an additional 12 businesses for about $4.4 million. In total, we have closed on or entered into agreements to sell 68 businesses for approximately $27.0 million and have 11 additional businesses we will continue to market.

     On November 19, 2004, we completed the refinancing of our senior secured credit facility with a $125.0 million five-year revolving credit facility and a $100.0 million seven-year Term Loan B. During the first quarter of fiscal year 2005, we will incur a charge for early extinguishment of debt of $2.7 million ($1.8 million after tax, or $.02 per share) to write off the remaining unamortized fees related to the prior agreement. For additional information, see

Note 18 to the consolidated financial statements included in Item 8.

     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. In June 2003, we announced that our Board of Directors approved a stock repurchase program allowing us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, our Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. As of January 3, 2005, we had repurchased 3,500,000 shares of our Class A common stock at an average price of $6.35 per share. At current stock prices, stock repurchases, debt reduction and construction of funeral homes on our cemeteries or those of unaffiliated third parties continue to be more attractive uses of our cash flow than acquisitions. However, we believe that growing our organization through acquisitions will continue to be a good business strategy, as we enjoy important synergies and economies of scale from our infrastructure.

     For a discussion of our forecasts for continuing operations in fiscal year 2005 and the principal assumptions underlying the forecasts, see the discussion under the heading “Forward-Looking Statements” below.

Preneed — Backlog, Trust Portfolio and Cash Impact of Sales

Overview

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

     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 2(k), 2(l), 3(a), and Notes 4 through 7 to the consolidated financial statements included in Item 8.

Backlog

     We estimate that as of October 31, 2004 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. As of October 31, 2004, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including earnings and losses realized to date on the funds held in trust, was approximately $1.4 billion.

Trust Portfolio

     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our domestic trusts. However, the average realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent and 2.6 percent for fiscal years 2000, 2001, 2002, 2003 and 2004, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise and services trusts until the underlying products and services are delivered. Consequently, the lower investment returns realized during previous years reduced the trust earnings recognized as revenue in 2004 and will likely do so again in fiscal year 2005. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and low returns on fixed-income investments put pressure on perpetual care trust earnings recognized in fiscal year 2004 and may do so again in fiscal year 2005. Because approximately 60 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.

     On a quarterly basis, we evaluate the market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. If we determine that an unrealized loss is other than temporary, we adjust the cost basis to the current market value. The other than temporary loss is reflected as a reduction in the value of the trust asset and a corresponding reduction in the related non-controlling interest and deferred revenue liabilities and has no effect on shareholders’ equity. Unrealized gains and losses reflected in the tables in Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $76.1 million and $42.5 million, respectively, as of October 31, 2004, from their original cost basis. They had net unrealized depreciation of $5.7 million and $1.6 million, respectively, as of October 31, 2004 resulting from temporary unrealized gains and losses. See Notes 4 and 5 to the consolidated financial statements included in Item 8.

     If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in our backlog. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of trust earnings to be recorded when we deliver the underlying products or services. Accordingly, if current market conditions do not improve, our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue we would realize when we deliver the underlying products and services. Our cemetery perpetual care trust accounts had other than temporary declines of $30.5 million as of October 31, 2004, from their original cost basis. They had net unrealized appreciation of $8.0 million as of October 31, 2004 resulting from temporary unrealized gains and losses. See Note 6 to the consolidated financial statements included in Item 8. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.

Cash Impact of Preneed Sales

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

     Cash expended for preneed funeral and preneed cemetery services and merchandise sales, principally sales compensation, is capitalized in deferred charges on the balance sheet and amortized and expensed as cost of sales as the contracts are delivered.

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

Revenue Recognition

     Funeral revenue is recognized when funeral services are performed. Our funeral receivables included in current receivables primarily consist of amounts due for funeral services already performed. We sell price-guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see Note 2(k) to the consolidated financial statements included in Item 8).

     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS No. 66). Under SFAS No. 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10 percent) of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see Note 2(l) to the consolidated financial statements included in Item 8).

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

     We implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In subsequent periods, the implementation of FIN 46R, as it relates to the consolidation of trusts, affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion of our accounting policies after the implementation of FIN 46R, see Notes 3(a) and 4 through 7 to the consolidated financial statements included in Item 8.

Allowance for Doubtful Accounts

     Management must make estimates of the uncollectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of historical collection and write-off experience. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.

Depreciation of Long-Lived Assets

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 10 to 40 years and from 3 to 10 years, respectively, primarily using the straight-line method. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.

Valuation of Long-Lived Assets

     We review for continued appropriateness the carrying value of our long-lived assets whenever events or circumstances indicate a potential impairment. This review is based on our projections of anticipated undiscounted future cash flows. If indicators of impairment were present, we would evaluate the undiscounted future cash flows estimated to be generated by those assets compared to the carrying amount of those assets. The net carrying value of assets not recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

     In the fourth quarter of 2003, we identified a number of small businesses to close or sell in fiscal year 2004. Based on our review of the carrying amount of these businesses compared to their fair value, we recorded a noncash charge of $34.3 million related to the impairment of these long-lived assets. Of this amount, $9.3 million was included in continuing operations and $25.0 million was included in discontinued operations in the 2003 consolidated statement of earnings. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually sold or closed. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.7 million and sold several assets that we held for sale at a net gain of $1.0 million. The net effect was that we reported gains on dispositions, net of impairment losses, of $.3 million in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $1.6 million in discontinued operations. See Note 15 to the consolidated financial statements included in Item 8.

Valuation of Goodwill

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Our evaluation of goodwill for our operations is performed at the funeral and cemetery segment levels, which constitute our reporting units. With the adoption of SFAS No. 142, goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. Impairment losses are recognized when the estimated fair value of goodwill associated with all of our cemeteries or funeral homes is less than their respective carrying values. We performed our annual goodwill impairment review during the fourth quarter of fiscal year 2004 and concluded that no goodwill impairment charges were necessary. As a result of our annual goodwill impairment review performed during the fourth quarter of fiscal year 2003, a noncash goodwill impairment charge of $73.0 million related to the cemetery segment was recorded during the fourth quarter of fiscal year 2003. The tax benefit in 2003 of $6.1 million associated with SFAS No. 142 relates to properties that have generated tax-deductible goodwill. According to SFAS No. 109, deferred taxes are not recorded on properties that do not generate goodwill amortization for tax purposes. See Note 2(h) and Note 17 to the consolidated financial statements included in Item 8 for a discussion of SFAS No. 142 and its impact on our financial condition and results of operations.

     In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.

     When we determine that the carrying value of goodwill may be greater than fair value, we measure any impairment based on our estimates of current fair value compared to the carrying value of the assets. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill amounted to $404.0 million as of October 31, 2004 and 2003.

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

     In the fourth quarter of 2003, we recorded an impairment of long-lived assets. Based on our assessment that it was not likely we would be able to realize the full $18.1 million in tax benefits associated with the potential losses generated from the impairment, we determined that a $14.0 million valuation allowance was appropriate. The $14.0 million valuation allowance was required because we anticipated the majority of sales would generate capital losses due to the expected nature of the sales transactions. We believed we would likely not generate sufficient capital gains over the relevant time period against which we could offset these future capital losses given the existing capital loss carryforwards we already have available to us. Sales completed in 2004 generated primarily ordinary losses based on the type of sale transaction (asset sale). A tax benefit was recorded in 2004 for these sales. Upon completion of the asset sales, the entire book basis was removed, but there remained a tax basis in the stock of the unliquidated subsidiary. Therefore, we have recorded a full valuation allowance against the associated tax benefit of the remaining tax basis in these subsidiaries because it is not likely that we will realize a tax benefit upon the liquidation of the subsidiaries. A small amount of capital losses were also realized in 2004, and a benefit was recorded since there were sufficient capital gains in the current year available to offset these losses. Accordingly, the valuation allowance as of October 31, 2004 was reduced to $9.6 million. See Note 21 to the consolidated financial statements included in Item 8. Based on estimates of taxable income in each jurisdiction in which we operate and the period over which deferred tax assets will be recoverable, we have not recorded a valuation allowance as of October 31, 2004 except as described above relating to long-lived asset impairments.

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

Insurance Loss Reserves

     We purchase comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in us being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses (that fall below our deductible/self-insured retention level) related to these insurance coverages with information obtained by our primary insurer.

     With respect to health insurance, we purchase individual and aggregate stop loss coverage with a large deductible. This program results in the Company being primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims are based on actuarial estimates; actual claims may differ from those estimates. We continually evaluate our claims experience related to this coverage with information obtained by our insurer.

     Assumptions used in preparing these estimates are based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves.

     The estimated reserves on the uninsured legal and employment-related claims are established by management based upon the recommendations of professionals who perform a review of known claims. These reserves include the estimated settlement costs. Although management believes estimated reserves related to uninsured claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves.

Results of Operations

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003—Continuing Operations

Funeral Segment

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
		(In millions)
Total Funeral Revenue	$278.4	$278.4	$—
Total Funeral Costs	200.0	208.2	(8.2)

Total Funeral Gross Profit	$78.4	$70.2	$8.2

     Funeral revenue from continuing operations was flat for the year ended October 31, 2004, compared to the corresponding period in 2003. Our same-store businesses achieved a 3.6 percent increase in the average revenue per traditional funeral service and a 4.9 percent increase in the average revenue per cremation service. The increase was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 1.3 percent increase in the average revenue per funeral service for our same-store businesses. That increase was offset by a 1.0 percent decline in the number of funeral services performed by our same-store businesses, or 633 events out of the 60,792 total same-store events performed. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new program for arranger incentives.

     Funeral gross profit margin from continuing operations increased from 25.2 percent in the year ended October 31, 2003 to 28.2 percent in the year ended October 31, 2004. This improvement was due primarily to reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. Although we intend to continue to control costs, we do not expect further significant cost cuts, and therefore we expect our funeral gross profit margin from continuing operations to stabilize in fiscal year 2005 (see “Forward-Looking Statements” and “Cautionary Statements”). The cremation rate for our same-store operations was 36.6 percent for the year ended October 31, 2004 compared to 35.9 percent for the year ended October 31, 2003.

Cemetery Segment

	Year Ended
	October 31,
	2004	2003	Increase
		(In millions)
Total Cemetery Revenue	$236.2	$222.7	$13.5
Total Cemetery Costs	179.9	173.0	6.9

Total Cemetery Gross Profit	$56.3	$49.7	$6.6

     Cemetery revenue from continuing operations increased $13.5 million, or 6.1 percent, for the year ended October 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales, construction during the year on various cemetery development projects and an improvement in our bad debt experience. Our sales organization has been very successful with our preneed cemetery property sales initiative. Cemetery property sales increased 9.1 percent for the year ended October 31, 2004 compared to the year ended October 31, 2003, which was in line with our stated goal of 5 percent to 10 percent. This increase in cemetery property sales accounted for approximately half of the cemetery revenue increase with the remaining increase due primarily to progress on the construction of various cemetery property sold prior to construction and the improvement in our bad debt experience. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.

     We experienced an annualized average return, excluding unrealized gains and losses, of 3.1 percent in our perpetual care trusts for the year ended October 31, 2004 resulting in revenue of $6.4 million, compared to 4.2 percent for the corresponding period in 2003 resulting in revenue of $7.9 million.

     Cemetery gross profit margin from continuing operations increased from 22.3 percent in the year ended October 31, 2003 to 23.8 percent in the year ended October 31, 2004. This improvement resulted from increased cemetery revenue as discussed above, combined with reduced general and administrative costs in the cemetery segment resulting primarily from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. Although we intend to continue to control costs, we do not expect further significant cost cuts, and therefore we expect our cemetery gross profit margin from continuing operations to stabilize in fiscal year 2005 (see “Forward-Looking Statements” and “Cautionary Statements”).

Discontinued Operations

     In accordance with SFAS No. 144, we review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that met the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2004 were gains on dispositions, net of impairment losses, of approximately $1.6 million compared to an impairment of $25.0 million that was recognized for the year ended October 31, 2003. Revenues for fiscal year 2004 were $13.8 million compared to $20.9 million in fiscal year 2003. The effective tax rate for our discontinued operations for the year ended October 31, 2004 was a 19.3 percent benefit compared to a 9.4 percent benefit for the same period in 2003. A benefit was recorded for the discontinued operations in fiscal year 2004 because we determined that certain tax benefits on asset sales would be realized. For additional information, see Notes 15 and 21 to the consolidated financial statements included in Item 8.

Other

     Corporate general and administrative expenses for the year ended October 31, 2004 decreased $.6 million compared to the same period in 2003 primarily due to decreases in salaries and legal fees.

     In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarters of fiscal years 2004 and 2003. Our evaluation of goodwill is performed at the funeral and cemetery segments, which constitute our reporting units. There was no impairment charge during 2004 related to goodwill. A noncash goodwill impairment charge of $73.0 million related to our cemetery segment was recorded during the fourth quarter of fiscal year 2003. For additional information on goodwill, see Notes 2(h) and 17 to the consolidated financial statements included in Item 8.

     In December 2003, we announced a reduction and restructuring of our workforce. We recorded $2.4 million in related charges during the year ended October 31, 2004. We also recorded charges of $1.0 million and $2.5 million for the years ended October 31, 2004 and 2003, respectively, for separation pay related to former executive officers. The charges relating to the workforce reduction and the separation pay to former executive officers are presented in the “Separation charges” line item in the consolidated statements of earnings.

     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. In accordance with SFAS No. 144, we recorded a noncash impairment charge of $34.3 million during the fourth quarter of fiscal year 2003, of which $9.3 million was included in continuing operations and $25.0 million was included in discontinued operations in the 2003 consolidated statement of earnings. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.7 million and sold several assets that we held for sale at a net gain of $1.0. The net effect was that we reported gains on dispositions, net of impairment losses, of $.3 million in continuing operations. For additional information, see Note 15 to the consolidated financial statements included in Item 8. The charge is presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.

     Total depreciation and amortization was $52.8 million for the year ended October 31, 2004 compared to $53.7 million for the same period in 2003. Depreciation and amortization from continuing operations was $52.2 million for the year ended October 31, 2004 compared to $51.9 million for the same period in 2003.

     Interest expense decreased $6.2 million to $47.3 million for the year ended October 31, 2004 compared to $53.5 million for the same period in 2003 due to a $79.5 million decrease in average debt outstanding, partially offset by a 32 basis-point increase in the average interest rate.

     On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million Remarketable Or Redeemable Securities (“ROARS”) rather than allowing them to be remarketed and recorded a loss on early extinguishment of debt of $11.3 million in fiscal year 2003.

     Other operating income, net, was $2.1 million for the years ended October 31, 2004 and 2003 and primarily included net gains on the sale of assets which were not included in our businesses classified as held for sale.

     Investment and other income (expense), net, decreased $1.4 million to an expense of $.9 million for the year ended October 31, 2004, primarily due to a write-down of certain marketable securities during the first quarter of 2004, which had market value losses that were deemed to be other than temporary.

     The effective tax rate for our continuing operations for the year ended October 31, 2004 was 36.7 percent compared to 14.1 percent for the year ended October 31, 2003. The 2003 effective tax rate was lower than the 2004 effective tax rate due to the $73.0 million goodwill impairment charge, of which a significant portion was non-deductible for tax purposes.

     As of October 31, 2004 and January 3, 2005, our outstanding debt totaled $416.8 million and $413.0 million, respectively. Of the total debt outstanding as of October 31, 2004, including the portion subject to the interest rate swap agreement in effect as of October 31, 2004, approximately 85 percent was subject to fixed rates averaging 10.1 percent, and 15 percent was subject to short-term variable rates averaging approximately 4.0 percent. In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. One of the agreements expired on March 11, 2004, and the other expires on March 11, 2005. As of October 31, 2004, the effective rate of the debt hedged by the remaining interest rate swap was 6.765 percent. On November 19, 2004, we completed the refinancing of our senior secured credit facility. No amounts under the new senior secured credit facility are hedged by the remaining interest rate swap. See Note 18 to the consolidated financial statements included in Item 8 for additional information.

Preneed Sales into and Deliveries out of the Backlog

     In the third quarter of fiscal year 2003, we increased our focus on preneed sales as part of our operating initiatives, and that effort helped us achieve a 9.4 percent increase in preneed funeral sales for the year ended October 31, 2004 compared to the same period in 2003.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $165.5 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $67.3 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2004 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to $159.9 million (including $65.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $169.7 million for the year ended October 31, 2004, compared to $173.0 million for the corresponding period in 2003, resulting in net reductions in the backlog of $4.2 million and $13.1 million for the years ended October 31, 2004 and 2003, respectively.

Year Ended October 31, 2003 Compared to Year Ended October 31, 2002—Continuing Operations

Funeral Segment

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
		(In millions)
Domestic Operations
Funeral Revenue	$278.4	$284.3	$(5.9)
Funeral Costs	208.2	203.7	4.5

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
		(In millions)
Funeral Gross Profit	$70.2	$80.6	$(10.4)

Foreign Operations
Funeral Revenue	$—	$39.1	$(39.1)
Funeral Costs	—	33.0	(33.0)

Funeral Gross Profit	$—	$6.1	$(6.1)

Total Funeral Revenue	$278.4	$323.4	$(45.0)
Total Funeral Costs	208.2	236.7	(28.5)

Total Funeral Gross Profit	$70.2	$86.7	$(16.5)

     Funeral revenue from continuing operations decreased $45.0 million for the year ended October 31, 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue resulting from the completion of the sale of our foreign operations in 2002. The decline is also due to a reduction in the number of domestic funeral services performed coupled with a reduction in trust earnings recognized upon the delivery of preneed funerals. The reduction in trust earnings resulted from lower investment returns realized in our preneed funeral trust funds during previous years.

     We experienced a 2.6 percent decline (1,596 events) in the number of funeral services performed by our same- store businesses, partially offset by a 1.3 percent increase in the average revenue per funeral service performed by these businesses. We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. Our analysis of this data indicates to us that approximately 75 percent of the decline in the number of funeral services performed was due to a decline in the number of deaths in our markets for fiscal year 2003 and approximately 25 percent of the decline was due to a loss in market share.

     Funeral gross profit margin from domestic continuing operations decreased from 28.4 percent for the year ended October 31, 2002 to 25.2 percent for the corresponding period in 2003. The decline is primarily due to an increase in insurance costs coupled with the reduction in funeral revenue as discussed above. The cremation rate for our same-store operations was 35.9 percent for the year ended October 31, 2003 compared to 35.1 percent for the corresponding period in 2002.

Cemetery Segment

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
		(In millions)
Domestic Operations
Cemetery Revenue	$222.7	$232.1	$(9.4)
Cemetery Costs	173.0	174.5	(1.5)

Cemetery Gross Profit	$49.7	$57.6	$(7.9)

Foreign Operations
Cemetery Revenue	$—	$3.4	$(3.4)
Cemetery Costs	—	4.3	(4.3)

Cemetery Gross Profit	$—	$(.9)	$.9

Total Cemetery Revenue	$222.7	$235.5	$(12.8)
Total Cemetery Costs	173.0	178.8	(5.8)

Total Cemetery Gross Profit	$49.7	$56.7	$(7.0)

     Cemetery revenue from continuing operations decreased $12.8 million, or 5.4 percent, for the year ended October 31, 2003, compared to the corresponding period in 2002 primarily due to a decline in merchandise deliveries, reduced perpetual care trust earnings and the completion of the sale of our foreign operations in 2002.

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

     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trusts for the year ended October 31, 2003 resulting in revenue of $7.9 million, compared to 6.0 percent for the corresponding period in 2002 resulting in revenue of $11.3 million.

     Cemetery gross profit margin from domestic continuing operations decreased from 24.8 percent for the year ended October 31, 2002 to 22.3 percent for the corresponding period in 2003. The decline is due to increased insurance costs coupled with the reduction in cemetery revenue as discussed above.

Discontinued Operations

     In accordance with SFAS No. 144, we review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that met the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings. We had determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003 of $34.3 million related to the impairment of these long-lived assets, of which $9.3 million is included in continuing operations and $25.0 million is included in discontinued operations in the 2003 consolidated statement of earnings. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Revenues for fiscal year 2003 were $20.9 million compared to $22.4 million in fiscal year 2002. For additional information, see Note 15 to the consolidated financial statements included in Item 8. The charge related to continuing operations is presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.

Other

     Primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we re-evaluated the expected loss on the disposition of the assets held for sale and recorded a noncash charge of $18.5 million in fiscal year 2002, which is reflected in the “Gains on dispositions and impairment (losses), net” line item in the 2002 consolidated statement of earnings.

     In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarter of fiscal year 2003. Our evaluation of goodwill is performed at the funeral and cemetery segments, which constitute our reporting units. As a result, a noncash goodwill impairment charge of $73.0 million related to the cemetery segment was recorded during the fourth quarter of fiscal year 2003. In calculating the goodwill impairment charge, the fair value of the funeral and cemetery segments was determined with assistance from an independent valuation advisor using a combination of the comparable company approach and discounted cash flow valuation methodology. For additional information on goodwill, see Notes 2(h) and 17 to the consolidated financial statements included in Item 8.

     We recorded charges of $2.5 million for the year ended October 31, 2003 for separation pay related to former executive officers. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.

     Corporate general and administrative expenses for the year ended October 31, 2003 increased $.4 million compared to the same period in 2002. The increase is due to increased legal fees and increased expenses related to the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “SERP”). The SERP, which became effective April 30, 2002, provides retirement benefits to certain executive officers that are intended to supplement the benefits available under our 401(k) Plan and in part replace other benefits previously available under the executive officers’ employment agreements.

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

     Other operating income, net, decreased from $2.5 million for the year ended October 31, 2002 to $2.1 million in the year ended October 31, 2003 and includes net gains on the sale of assets which were not included in our businesses classified as held for sale.

     Investment and other income, net, was $.5 million for the year ended October 31, 2003.

     The effective tax rate for our continuing operations for the year ended October 31, 2003 was 14.1 percent compared to 35.4 percent for the year ended October 31, 2002. The 2003 effective tax rate was lower than the 2002 effective tax rate due to the $73.0 million goodwill impairment charge, of which a significant portion was non-deductible for tax purposes.

     As of October 31, 2003, our outstanding debt totaled $502.1 million. On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million ROARS rather than allowing them to be remarketed and recorded a loss on early extinguishment of debt of $11.3 million. In order to redeem the ROARS, we used $50.0 million of additional Term Loan B financing and $50.0 million from our revolving credit facility. For additional information, see Note 18 to the consolidated financial statements included in Item 8. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreements in effect as of October 31, 2003, approximately 81 percent was fixed-rate debt, with the remaining 19 percent subject to short-term variable interest rates averaging approximately 4.0 percent.

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

Preneed Sales and Deliveries

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $159.9 million in preneed sales to our funeral and cemetery merchandise and services backlog during the year ended October 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to $168.0 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $173.0 million for the year ended October 31, 2003, compared to $178.9 million for the year ended October 31, 2002 resulting in net reductions in the backlog of $13.1 million and $10.9 million for the years ended October 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $93.6 million for the year ended October 31, 2004 compared to $69.8 million for the comparable period in 2003. The 2004 amount included a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue and a cash outflow of $2.1 million for separation pay. The 2003 amount included a $23.3 million tax refund received related to the sale of our foreign operations and a cash outflow of $.4 million for separation pay. The increase in operating cash flow was also due in part to the increase in earnings.

     Our investing activities resulted in a net cash inflow of $.5 million for the year ended October 31, 2004, compared to a net cash outflow of $15.4 million for fiscal year 2003. The change was primarily due to $19.8 million in proceeds from asset sales in fiscal year 2004 compared to $2.3 million in fiscal year 2003.

     Our financing activities resulted in a net cash outflow of $91.3 million for the year ended October 31, 2004, compared to a net cash outflow of $64.1 million for the comparable period in 2003. The change was due primarily to repayments of long-term debt of $85.3 million in fiscal year 2004 compared to net repayments of $48.2 million ($203.2 million in repayments, net of $155.0 million in proceeds) in fiscal year 2003. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004. The $155.0 million in proceeds from long-term debt received in 2003 and the $12.7 million paid in 2003 to avoid a remarketing right were incurred in connection with the redemption of our $99.9 million Remarketable Or Redeemable Securities. We also used $19.3 million in fiscal year 2004 compared to $3.0 million in fiscal year 2003 to repurchase stock under our stock repurchase program.

Contractual Obligations and Commercial Commitments

     On November 19, 2004, we refinanced our senior secured credit facility with an amended and restated $225.0 million senior secured credit facility. The new facility consists of a five-year $125 million revolving credit facility and a seven-year $100 million Term Loan B. As a result of the refinancing, the leverage-based grid pricing for the interest rate on our revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction, and the interest rate on our Term Loan B was reduced to LIBOR plus 175.0 basis points, which is 75 basis points below the prior agreement. The new facility has substantially the same collateral and guarantees as the prior agreement and is subject to similar but somewhat less restrictive financial and other covenants. The Term Loan B matures on November 19, 2011 with 94 percent of the principal due in 2011, and the revolving credit facility matures on November 19, 2009, although they both will terminate six months prior to the maturity date of our 10.75 percent senior subordinated notes due July 1, 2008 unless at least 75 percent of the principal amount of those notes are refinanced prior to that time. During the first quarter of fiscal year 2005, we will incur a charge for early extinguishment of debt of $2.7 million ($1.8 million after tax, or $.02 per share) to write off the remaining fees on the prior facility. The fees incurred for the new facility will be approximately $1.7 million and will be amortized over the life of the new debt. For additional information on the refinancing, see Note 18 to the consolidated financial statements included in Item 8.

     As of October 31, 2004 and January 3, 2005, our outstanding debt balance totaled $416.8 million and $413.0 million, respectively. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2004.

	Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2005	2006 - 2007	2008 – 2009	Thereafter
Current maturities of long-term debt (1)	$1.7	$1.7	$—	$—	$—
Long-term debt (1)	415.1	113.0	1.3	300.2	.6
Operating lease agreements (2)	39.0	4.7	7.9	6.8	19.6
Non-competition and other agreements (3)	10.3	4.2	4.0	1.5	.6

	$466.1	$123.6	$13.2	$308.5	$20.8

(1)	As described above, on November 19, 2004, we refinanced our senior secured credit facility with a five-year $125 million revolving credit facility and a seven-year $100 million Term Loan B. As of October 31, 2004, our revolving credit facility was set to mature in June of 2005, and our Term Loan B debt was set to mature in October of 2005. Thus in the October 31, 2004 balance sheet, these amounts have been classified as long-term debt but are shown in the table above with their maturities occurring in fiscal year 2005, as they were as of October 31, 2004. See below for a breakdown of our future scheduled principal payments and maturities of long-term debt by type as of January 3, 2005.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31, 2004 were $4.7 million, $4.2 million, $3.7 million, $2.9 million, $3.9 million and $19.6 million for the years ending October 31, 2005, 2006, 2007, 2008, 2009 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to three former executive officers.

     We expect to be able to reduce our debt with approximately $12 million of remaining income tax benefits related to the sale of our foreign operations which we expect to receive by the end of fiscal year 2007.

     As of October 31, 2004, our revolving credit facility was set to mature in June of 2005, and our Term Loan B debt was set to mature in October of 2005. As described above, on November 19, 2004, we refinanced our senior secured credit facility with a five-year $125 million revolving credit facility and a seven-year $100 million Term Loan B. The following table details our future payments and maturities of long-term debt as of January 3, 2005.

				Other,
				Principally
				Seller
Fiscal	Revolving		Senior	Financing of
Year Ending	Credit	Term	Subordinated	Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2005	$—	$1.0	$—	$.9	$1.9
2006	—	1.0	—	.8	1.8
2007	—	1.0	—	.5	1.5
2008	—	1.0	300.0	.2	301.2
2009	—	1.0	—	—	1.0
Thereafter	10.0	95.0	—	.6	105.6

Total long-term debt	$10.0	$100.0	$300.0	$3.0	$413.0

     We also had $15.0 million of outstanding letters of credit as of October 31, 2004, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of October 31, 2004, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     As of October 31, 2004, there was $59.0 million drawn on our $175.0 million revolving credit facility. As of January 3, 2005, there was $10.0 million drawn on our new $125.0 million revolving credit facility. As of October 31, 2004 and January 3, 2005, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $60.0 million and $58.3 million, respectively.

     The first call date on our senior subordinated notes is in July 2005 at a price of 105.375 percent of the notes’ principal amount. If we call these notes at that time, we would record a charge of early extinguishment of debt of approximately $20.2 million including the call premium of $16.1 million and write-off of the unamortized fees of $4.1 million. As the senior subordinated notes represent over 70 percent of our total debt outstanding, the call right may present a significant opportunity to refinance this debt at more attractive interest rates. We may also decide to tender for these notes prior to their call date, and if we do so, we could pay a premium larger than the call premium. Additionally, the write-off of the unamortized fees would be higher, and we would incur significant transaction expenses. Our ability to refinance our senior subordinated notes will depend primarily on the condition of U.S. financial markets and our credit profile at the time of refinancing. Because we have limited control over our credit profile and no control over the condition of financial markets, there is a risk that we will not be able to successfully refinance this debt.

Capital Expenditures

     For fiscal year 2004, capital expenditures amounted to $20.4 million, which included $18.6 million for maintenance capital expenditures and $1.8 million for new growth initiatives. For fiscal year 2005, we anticipate maintenance capital expenditures to be in the range of $16 million to $18 million and new growth initiatives of up to $10 million, including the construction of the Los Angeles funeral homes. We have no material commitments for capital expenditures in fiscal year 2005 other than approximately $6 million related to the Archdiocese of Los Angeles funeral homes.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of October 31, 2004 consist of the following two items:

(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida, which is discussed in Note 23 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Notes 3 and 4 to the consolidated financial statements included in Item 8.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2004	2003	2002	2001	2000

2.37 (1)	—(2)	1.73(3)	— (4) (5)	2.55

(1)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and $.3 million in gains on dispositions, net of impairment losses.

(2)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $73.0 million for goodwill impairment, a noncash charge of $9.3 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers. As a result of these charges, our earnings for the fiscal year ended October 31, 2003 were insufficient to cover our fixed charges, and an additional $45.1 million in pretax earnings would have been required to eliminate the coverage deficiency.

(3)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(4)	Excludes the cumulative effect of change in accounting principles.

(5)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a charge of $9.1 million for the loss on early extinguishment of debt. As a result of these charges, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $198.1 million in pretax earnings would have been required to eliminate the coverage deficiency.

     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pretax earnings from continuing operations plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness, and the portion of rental expense that management believes to be representative of the interest component of rental expense.

Effect of Recent Accounting Standards

     For additional information on changes in accounting principles and new accounting principles, see Note 3 to the consolidated financial statements included in Item 8.

     Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. The implementation of FIN 46R affected certain line items in the consolidated balance sheet as of October 31, 2004, but did not result in a restatement of the consolidated balance sheet as of October 31, 2003. For a more detailed discussion, see Notes 3 through 7 to the consolidated financial statements included in Item 8.

     FIN 46R did not allow for earlier adoption or retroactive restatement of the October 31, 2003 balance sheet. The table below reconciles the current period presentation for the October 31, 2003 consolidated balance sheet as presented in the 2004 Form 10-K to a presentation that shows the impact as if FIN 46R were to have been adopted as of October 31, 2003. The pro forma adjustments for FIN 46R involve the consolidation of the preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts at their respective fair market values as of October 31, 2003 coupled with the removal of the trust receivables and deferred revenue as disclosed in Note 8 to the consolidated financial statements included in Item 8.

Unaudited Adjusted Pro Forma Condensed Consolidated Balance Sheet as of October 31, 2003

			October 31, 2003
			pro forma balance sheet as
			reported in the
	October 31,		2004 Form 10-K
	2003 balance		adjusted
	sheet as		as if FIN 46R had
	reported in the	Pro forma adjustments for	been adopted at
	2004 Form 10-K	FIN 46R	October 31, 2003
ASSETS
Total current assets	$218,392	$(4,390)	$214,002
Receivables due beyond one year, net of allowances	76,374	—	76,374
Preneed funeral receivables and trust investments	—	515,356	515,356
Preneed cemetery receivables and trust investments	—	253,260	253,260
Prearranged receivables, net	888,868	(888,868)	—
Goodwill	404,042	—	404,042
Deferred charges	247,529	—	247,529
Cemetery property, at cost	372,455	—	372,455
Net property and equipment	304,059	—	304,059
Deferred income taxes, net	60,565	—	60,565
Cemetery perpetual care trust investments	—	202,076	202,076
Other assets	1,238	—	1,238

Total assets	$2,573,522	$77,434	$2,650,956

Total current liabilities	$108,589	$(1,570)	$107,019
Long-term debt, less current maturities	488,180	—	488,180
Deferred preneed funeral revenue	—	179,806	179,806
Deferred preneed cemetery revenue	—	291,713	291,713
Non-controlling interest in funeral and cemetery trusts	—	630,252	630,252
Prearranged deferred revenue, net	1,222,785	(1,222,785)	—
Other long-term liabilities	15,109	—	15,109

Total liabilities	1,834,663	(122,584)	1,712,079

Non-controlling interest in perpetual care trusts	—	200,018	200,018

Total shareholders’ equity	738,859	—	738,859

Total liabilities and shareholders’ equity	$2,573,522	$77,434	$2,650,956

Inflation

     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives, (5) our ability to control costs and maintain our margins, (6) our current plans for deployment of our projected cash flow, (7) the success and timing of selling the small businesses designated as held for sale, (8) our ability to refinance our senior subordinated notes on acceptable terms and (9) our ability to realize the carrying value of our deferred tax assets.

     The financial forecasts included in this Form 10-K have been prepared by, and are the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined or compiled the financial forecasts and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Form 10-K relates to our historical financial information. It does not extend to the forcasted information and should not be read to do so.

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

     We forecast that earnings from continuing operations will be in the range of $.30 to $.34 per share including two early extinguishment of debt charges estimated to total $.14 per share. In the first quarter of 2005, we will incur a charge of $.02 per share for early extinguishment of debt resulting from the refinancing of our senior secured credit facility in November 2004. The forecast also includes a potential early extinguishment of debt charge of $.12 per share that we may incur if we choose to call our 10.75 percent senior subordinated notes in fiscal year 2005 (see “Liquidity and Capital Resources”). We cannot assure that we will call the senior subordinated notes in fiscal year 2005, but we currently expect to do so, although it is also possible that we will tender for them earlier than their first call date (at an estimated cost greater than what we have included in our forecast) or that we will defer the call until a later date. Our forecasts include the projected interest savings resulting from both of these refinancings. We expect cash flow from operations in fiscal year 2005 to be between $50 million and $60 million. Maintenance capital expenditures are expected to be between $16 million and $18 million.

     Our 2005 forecast for continuing operations is based on the following principal assumptions:

(1)	We have assumed that average revenue per traditional and cremation funeral service performed will increase by about 2 percent to 3 percent, excluding any impact from funeral trust earnings. Increases in average revenue per funeral service performed may be partially offset by a decrease in the number of families served by continuing operations in 2005 as compared to 2004. The upper end of the forecast range assumes that we will serve the same number of families during fiscal year 2005 as in 2004, and the lower end assumes a reduction in the number of families served of up to 3 percent.

(2)	We have assumed that cemetery property sales will increase by 4 percent to 8 percent.

(3)	We have assumed that total revenue from trust earnings, including earnings recognition from funeral, cemetery and perpetual care trusts, will decline from that recognized in 2004.

(4)	While we intend to control costs and grow revenues, we are not assuming further significant cost cuts, and we are assuming that margins will stabilize in 2005.

(5)	As a result of refinancing our senior secured credit facility in November 2004 and the opportunity to call and refinance our 10.75 percent notes in July 2005, combined with our assumption that we will be able to continue to reduce our debt, we are assuming that interest expense will decrease significantly for fiscal year 2005. During the first quarter of fiscal year 2005, we will record a charge for early extinguishment of debt of $2.7 million to write off the remaining unamortized book value of fees on the prior credit agreement. If we call our 10.75 percent senior subordinated notes in July of 2005, we would incur a charge for early extinguishment of debt of approximately $20.2 million representing $16.1 million for the call premium and $4.1 million to write off the remaining unamortized fees on the notes.

(6)	We are assuming that cash flow for fiscal year 2005 will be consistent with fiscal year 2004 with the exception of unusual items such as the tax refund of $33.2 million received during fiscal year 2004.

(7)	We expect to use cash flow from operations to maintain our facilities at a level comparable to 2004, to reduce debt, to pay costs that may be incurred to refinance our 10.75 percent senior subordinated notes, for stock repurchases or for growth initiatives as appropriate.

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

     We have experienced declines in same-store funeral call volumes for a number of years. One of the operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in funeral call volumes for the year ended October 31, 2004. We can give no assurance that we will be successful in implementing this operating initiative in the long term. We discuss the risk of declining deaths, intense competition and our ability to identify changing consumer preferences in other risk factors herein.

Price competition could reduce market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products including, in recent years, Internet providers. From time to time, this price competition has resulted in losing market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and the backlog and potentially impact our annual goodwill impairment analysis.

     Discount retailers have begun marketing caskets at prices sometimes lower than what we offer. Consumers can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet, and recently, the first large general merchandise company has entered the market for low-cost caskets. This could cause sales of caskets at our facilities to decrease, which could adversely affect funeral revenues and margins.

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

     Unrealized gains and losses in the preneed funeral and cemetery merchandise and services trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying products or services. Accordingly, if current market conditions do not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2004 and will likely do so again in fiscal year 2005. Unrealized gains and losses in the cemetery perpetual care trusts do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

Increased costs may have a negative impact on earnings and cash flows.

     While we intend to control costs and grow revenues, we do not anticipate any further significant cost cuts and expect margins to stabilize in 2005. We may not be successful in maintaining our margins and may incur additional costs.

     Insurance costs, in particular, have increased substantially in recent years. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. While we do not expect a significant increase in our insurance costs for 2005, additional increases in insurance costs cannot be predicted.

We may experience declines in preneed sales due to numerous factors, including changes made to contract terms and sales force compensation and a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

     In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, we changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the past, a decline in preneed sales. Geopolitical concerns could lower consumer confidence, which could also result in a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share. One of the operating initiatives announced in 2003 was the creation of a preneed sales task force, which is strategically targeting cemeteries and funeral businesses with maximum preneed sales potential and developing specific plans to increase preneed sales and attract new customers at each of the targeted locations. However, we can give no assurance that we will be successful in implementing these operating initiatives.

Our ability to dispose of our businesses held for sale at prices consistent with our expectations depends on several factors, many of which are beyond our control. Any changes in expected sales prices or carrying values of these businesses could result in additional impairment charges or could adversely affect our ability to sell these businesses at prices we are willing to accept.

     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We believe that the closing or sale of those businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues. As of January 3, 2005, we had closed on or entered into agreements to sell 68 businesses for approximately $27.0 million and have 11 additional businesses we will continue to market. We can give no assurance that we will be able to dispose of these businesses or that buyers will accept our terms, nor can we give any assurance that the selling prices of these businesses will not be materially different from our expectations. Any variance between the anticipated and actual sale prices or changes in the carrying values of these businesses would result in additional impairment charges in the future and did result in gains on dispositions, net of impairment losses, recorded in 2004.

Our public shareholders may have limited ability to influence the outcome of matters presented to them for a vote due to the significant percentage of our total voting power held by our Chairman Emeritus.

     As of January 1, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., held 7,225,274 shares (or approximately 6.8 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 30.2 percent of our total voting power, while holding approximately 9.8 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.

Our ability to service our debt in the future and our ability to call our senior subordinated notes in 2005 depends upon our ability to generate sufficient cash from operations or refinancings, which depends upon many factors, some of which are beyond our control.

     Our ability to service our debt depends upon our ability to generate sufficient cash. We may use substantially all of the remaining proceeds from assets and businesses held for sale of approximately $3 million to $5 million and the approximate $12 million of remaining income tax benefits relating to the sale of our foreign operations, which we expect to receive by the end of fiscal year 2007, to reduce our debt. We discuss the risks associated with the sale of the businesses held for sale in other risk factors herein. Our ability to receive the expected income tax benefits within our expected time frame depends upon, among other things, the rate at which we realize additional capital gains. Our primary tax planning strategy is to produce these capital gains in our trust funds. Our ability to generate capital gains could be affected by a decline in market conditions. Our ability to generate cash flows from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which are beyond our control.

     On November 19, 2004, we completed the refinancing of our senior secured credit facility. We expect to be able to pay our remaining debt coming due in fiscal year 2005 using cash from operations. It is not our intention to pay all remaining amounts on our long-term debt exclusively from cash flow from operations. The first call date on our senior subordinated notes is in July 2005 at a price of 105.375 percent of the notes’ principal amount. If we call these notes at that time, we would record a charge for early extinguishment of debt of approximately $20.2 million including the call premium of $16.1 million and the write-off of unamortized fees of $4.1 million. As the senior subordinated notes represent approximately 70 percent of our total debt outstanding, the call right may present a significant opportunity to refinance this debt at more attractive interest rates. We may also decide to tender for these notes prior to their call date, and if we do so, we could pay a premium larger than the call premium. Additionally, the write-off of the unamortized fees would be higher, and we would incur significant transaction expenses. Our ability to refinance our senior subordinated notes will depend primarily on the condition of U.S. financial markets and our credit profile at the time of refinancing. Because we have limited control over our credit profile and no control over the condition of financial markets, there is a risk that we will not be able to successfully refinance this debt in 2005.

Increased preneed sales may have a negative impact on cash flow.

     Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions and other costs to acquire the sale, the portion of the sales proceeds required to be placed into trusts or escrow accounts and the terms of the particular contract, such as the size of the down payment required and the length of the contract. In fiscal year 2000, we changed the terms and conditions of preneed sales contracts and commissions and moderated our preneed sales effort in order to reduce the initial negative impact on cash flow. Nevertheless, we will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow would be further reduced, and our ability to service debt could be adversely affected.

Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

     As of January 3, 2005, $110.0 million of our long-term debt was subject to variable interest rates. Accordingly, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

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

Our projections for 2005 do not include any earnings from acquisition activity. Several important factors, among others, may affect our ability to consummate acquisitions.

     Our projections for 2005 do not include any earnings from acquisition activity. Although acquisitions were the principal component in our growth strategy in the 1990s, we have not made any significant acquisitions in recent years, as conditions for acquisitions have not been favorable. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to our lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than we have, such entry may be more difficult or expensive than we anticipate.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our internal control over financial reporting, which could impact the market price of our common stock and our access to capital.

     We are in the process of completing our documentation and beginning the testing of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management’s assessments of the effectiveness of internal controls over financial reporting as of the end of our fiscal year 2005 and a report by our independent auditors addressing management’s assessments and the effectiveness of the internal controls as of that date. During the course of testing, we may identify deficiencies and weaknesses, which we believe that our current plan will give us the ability to be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. The timing of the identification of any deficiencies or weaknesses could cause management to be unable to conclude that our internal controls are effective as of the end of fiscal year 2005 or our auditors to be unable to give a favorable report on management’s assessments. This could have a material adverse effect on the market price of our common stock and possibly on our access to capital.

Risks Related to the Death Care Industry

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. This factor adversely affected our results in fiscal year 2004 and could do so again in fiscal year 2005. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35 percent of the deaths in the United States by the year 2010, compared to 28 percent in 2002. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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

     Funeral homes and cemetery businesses must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenues.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, our market risk sensitive instruments and positions are characterized as “other than trading.” Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur, and do not represent the maximum possible gains and losses that may occur. Actual gains and losses, fluctuations in equity markets, interest rates and the timing of transactions, may differ from those estimated.

Marketable Equity Securities

     As of October 31, 2004 and 2003, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $518.2 million and $450.5 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $51.8 million and $45.1 million, respectively, in the fair value of such accounts.

     Our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, all of which are managed by ITI, are detailed in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 18 to our consolidated financial statements included in Item 8.

     As of October 31, 2004 and 2003, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $314.6 million and $318.5 million, respectively, compared to fair values of $344.7 million and $357.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 40 and 60 basis points for 2004 and 2003, respectively, would result in changes of approximately $.9 million and $3.1 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converted $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expired on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the interest rate swaps based on quoted market prices was ($.5) million and ($2.6) million as of October 31, 2004 and October 31, 2003, respectively. A hypothetical 100 basis-point increase in the average interest rates applicable to such debt would result in an increase of approximately $.1 million and $.8 million in the fair value of these instruments as of October 31, 2004 and October 31, 2003, respectively. As a result of the debt refinancing that took place in November 2004, none of our debt is hedged by the remaining interest rate swap.

     As of October 31, 2004 and 2003, the carrying values of our Term Loan B and revolving credit facility were $113.0 million and $194.4 million, respectively, compared to fair values of $113.7 million and $195.9 million, respectively. Of the $113.0 million outstanding under Term Loan B and the revolving credit facility on October 31, 2004, $63.0 million was not hedged by the interest rate swap and was subject to short-term variable interest rates. Each approximate 10 percent, or 55 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $.3 million in our pretax earnings. Of the $194.4 million outstanding under Term Loan B and the revolving credit facility on October 31, 2003, $94.4 million was not hedged by the interest rate swaps in effect and was subject to short-term variable interest rates. Each approximate 10 percent, or 45 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.

     As of October 31, 2004 and 2003, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $64.9 million and $76.9 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $2.0 million and $2.4 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

     As of October 31, 2004 and 2003, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $261.4 million and $328.1 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pretax earnings. As such, as of October 31, 2004 and 2003, only $36.5 million and $43.2 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2004 and 2003 would result in a change of less than $.1 million for 2004 and a change of approximately $.1 million for 2003 in our pretax earnings.

     The fixed-income securities, money market and other short-term investments owned by us are principally invested in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, which are managed by ITI. ITI operates pursuant to a formal investment policy as discussed above.

Trusts

     As of October 31, 2004, our marketable equity securities and fixed-income securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts. We estimate that each 100 basis-point increase or decrease in the yield, which excludes unrealized gains and losses, on the preneed funeral and cemetery merchandise and services trusts and the cemetery perpetual care trusts, based on October 31, 2004 balances, would result in an approximate increase or decrease in our revenues associated with the delivery of prearranged products and services and the earnings from the cemetery perpetual care trusts of $2.1 million in 2005, $3.1 million in 2006 and $4.0 million in 2007.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and Subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the Company’s preneed funeral and cemetery merchandise and services trusts and the Company’s cemetery perpetual care trusts in 2004. Also, as described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for insurance-funded preneed funeral contracts in 2004. As described in Note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2003.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 5, 2005

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
Revenues:
Funeral	$278,426	$278,362	$323,430
Cemetery	236,227	222,774	235,516

	514,653	501,136	558,946

Costs and expenses:
Funeral	200,032	208,201	236,662
Cemetery	179,856	173,053	178,854

	379,888	381,254	415,516

Gross profit	134,765	119,882	143,430
Corporate general and administrative expenses	(17,097)	(17,733)	(17,261)
Separation charges (Note 16)	(3,435)	(2,450)	—
Impairment of goodwill (Note 17)	—	(73,000)	—
Gains on dispositions and impairment (losses), net (Note 15)	353	(9,316)	(18,500)
Other operating income, net	2,099	2,082	2,532

Operating earnings	116,685	19,465	110,201
Interest expense	(47,335)	(53,478)	(62,339)
Loss on early extinguishment of debt (Note 18)	—	(11,289)	—
Investment and other income (expense), net	(922)	545	20

Earnings (loss) from continuing operations before income taxes	68,428	(44,757)	47,882
Income taxes	25,088	6,317	16,930

Earnings (loss) from continuing operations	43,340	(51,074)	30,952

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	2,366	(24,713)	1,439
Income tax expense (benefit)	(456)	(2,319)	525

Earnings (loss) from discontinued operations	2,822	(22,394)	914

Net earnings (loss)	$46,162	$(73,468)	$31,866

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	$(.47)	$.29
Earnings (loss) from discontinued operations	.03	(.21)	.01

Net earnings (loss)	$.43	$(.68)	$.30

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	$(.47)	$.28
Earnings (loss) from discontinued operations	.03	(.21)	.01

Net earnings (loss)	$.43	$(.68)	$.29

Weighted average common shares outstanding (in thousands):
Basic	107,522	108,220	107,861

Diluted	108,159	108,220	108,299

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalent investments	$21,514	$18,585
Marketable securities	1,297	2,346
Receivables, net of allowances	60,292	99,363
Inventories	39,036	40,154
Prepaid expenses	2,952	2,887
Deferred income taxes, net	4,522	2,990
Assets held for sale (Note 15)	16,382	52,067

Total current assets	145,995	218,392
Receivables due beyond one year, net of allowances	79,879	76,374
Preneed funeral receivables and trust investments	503,386	—
Preneed cemetery receivables and trust investments	257,253	—
Prearranged receivables, net	—	888,868
Goodwill	404,014	404,042
Deferred charges	253,754	247,529
Cemetery property, at cost	369,434	372,455
Property and equipment, at cost:
Land	39,383	39,279
Buildings	290,748	290,847
Equipment and other	162,383	155,429

	492,514	485,555
Less accumulated depreciation	195,830	181,496

Net property and equipment	296,684	304,059
Deferred income taxes, net	43,286	60,565
Cemetery perpetual care trust investments	210,267	—
Other assets	1,408	1,238

Total assets	$2,565,360	$2,573,522

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,725	$13,935
Accounts payable	9,075	7,274
Accrued payroll	13,005	8,596
Accrued insurance	21,430	19,243
Accrued interest	11,315	11,428
Other current liabilities	12,713	17,273
Income taxes payable	130	769
Liabilities associated with assets held for sale (Note 15)	10,837	30,071

Total current liabilities	80,230	108,589
Long-term debt, less current maturities	415,080	488,180
Deferred preneed funeral revenue	152,524	—
Deferred preneed cemetery revenue	286,884	—
Non-controlling interest in funeral and cemetery trusts	626,361	—
Prearranged deferred revenue, net	—	1,222,785
Other long-term liabilities	11,130	15,109

Total liabilities	1,572,209	1,834,663

Commitments and contingencies (Note 23)	—	—
Non-controlling interest in perpetual care trusts	208,893	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,330,101 and 104,172,151 shares at October 31, 2004 and 2003, respectively	104,330	104,172
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2004 and 2003; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	673,630	676,439
Retained earnings (accumulated deficit)	3,298	(42,864)
Unearned restricted stock compensation	(222)	—
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(797)
Derivative financial instrument losses	(333)	(1,646)

Total accumulated other comprehensive loss	(333)	(2,443)

Total shareholders’ equity	784,258	738,859

Total liabilities and shareholders’ equity	$2,565,360	$2,573,522

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Cumulative	Appreciation	Derivative
		Additional	Earnings	Foreign	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Translation	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Adjustment	Investments	Gains (Losses)	Equity
Balance October 31, 2001	$107,626	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060

Comprehensive income (loss):
Net earnings			31,866				31,866

Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation				35,902			35,902
Foreign translation adjustment				(8,945)			(8,945)
Unrealized appreciation of investments, net of deferred tax expense of ($167)					345		345
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($781)						1,347	1,347
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax benefit of $1,524						(2,488)	(2,488)

Total other comprehensive income (loss)	—	—	—	26,957	345	(1,141)	26,161

Total comprehensive income (loss)	—	—	31,866	26,957	345	(1,141)	58,027
Issuance of common stock	399	1,777					2,176

Balance October 31, 2002	$108,025	$677,087	$30,604	$—	$(965)	$(2,488)	$812,263

Balance October 31, 2002	$108,025	$677,087	$30,604	$—	$(965)	$(2,488)	$812,263

Comprehensive income (loss):
Net loss			(73,468)				(73,468)

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($124)					168		168
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($558)						842	842

Total other comprehensive income	—	—	—	—	168	842	1,010

Total comprehensive income (loss)	—	—	(73,468)	—	168	842	(72,458)

Issuance of common stock	441	1,586					2,027
Purchase and retirement of common stock	(739)	(2,234)					(2,973)

Balance October 31, 2003	$107,727	$676,439	$(42,864)	$—	$(797)	$(1,646)	$738,859

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Unearned	Appreciation	Derivative
		Additional	Earnings	Restricted	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Stock	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
Balance October 31, 2003	$107,727	$676,439	$(42,864)	$—	$(797)	$(1,646)	$738,859

Comprehensive income:
Net earnings			46,162				46,162

Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454					740		740
Unrealized appreciation of investments, net of deferred tax expense of ($14)					57		57
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)						194	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($643)						1,119	1,119

Total other comprehensive income	—	—	—	—	797	1,313	2,110

Total comprehensive income	—	—	46,162	—	797	1,313	48,272

Restricted stock activity	132	541		(222)			451
Issuance of common stock	74	347					421
Stock options exercised	2,713	10,279					12,992
Tax benefit associated with stock options exercised		2,612					2,612
Purchase and retirement of common stock	(2,761)	(16,588)					(19,349)

Balance October 31, 2004	$107,885	$673,630	$3,298	$(222)	$—	$(333)	$784,258

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$46,162	$(73,468)	$31,866
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill	—	73,000	—
(Gains) on dispositions and impairment losses, net	(2,503)	33,505	17,692
Loss on early extinguishment of debt	—	11,289	—
Depreciation and amortization	52,820	53,711	56,177
Provision for doubtful accounts	7,107	8,027	11,499
Net losses realized on marketable securities	1,201	—	485
Provision for deferred income taxes	14,641	33,620	13,617
Other	818	—	—
Changes in assets and liabilities:
(Increase) decrease in other receivables	28,627	(21,327)	7,699
Decrease in deferred charges	7,579	7,003	5,943
(Increase) decrease in inventories and cemetery property	2,081	1,107	(2,219)
Increase (decrease) in accounts payable and accrued expenses	2,662	(4,603)	(5,597)
Change in prearranged activity	(30,334)	(17,792)	(13,816)
Prearranged acquisition costs	(35,752)	(37,801)	(31,240)
Increase (decrease) in other	(1,453)	3,549	(1,617)

Net cash provided by operating activities	93,656	69,820	90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	550	169
Proceeds from sale of assets, net	19,775	2,341	69,803
Additions to property and equipment	(20,423)	(18,439)	(18,630)
Other	54	185	2,085

Net cash provided by (used in) investing activities	527	(15,363)	53,427

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
Cash flows from financing activities:
Retirement of Remarketable Or Redeemable Securities (“ROARS”)	—	(12,691)	—
Proceeds from long-term debt	—	155,000	—
Repayments of long-term debt	(85,310)	(203,164)	(139,502)
Debt issue costs	—	(816)	—
Issuance of common stock	13,413	582	858
Purchase and retirement of common stock	(19,349)	(2,973)	—
Other	(8)	—	—

Net cash used in financing activities	(91,254)	(64,062)	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)

Net increase (decrease) in cash	2,929	(9,605)	5,067
Cash and cash equivalents, beginning of year	18,585	28,190	23,123

Cash and cash equivalents, end of year	$21,514	$18,585	$28,190

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$(26,400)	$(17,500)	$(12,700)
Interest	$41,100	$50,500	$57,400

Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$—	$1,445	$1,318

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2004, the Company operated 242 funeral homes and 147 cemeteries in 27 states within the United States and Puerto Rico.

(2) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 15 for a discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale.

     (b) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities and marketable securities included in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 18.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (d) Prearranged Trust Receivable

     The Company adopted FIN 46R effective April 30, 2004, as described in Note 3(a). The following discussion describes the Company’s accounting prior to the adoption of FIN 46R. The Company evaluated the collectibility of the prearranged trust receivable for impairment when the fair market value of the trust assets was below the recorded prearranged receivable balance. A prearranged trust receivable was deemed to be impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts from the trust at the time the receivables were due. In those instances that a receivable was deemed to be impaired, a valuation allowance was provided on the trust receivable to reduce it to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There was no income statement impact as long as the deferred revenue was not below the estimated costs to deliver the underlying products or services. If the deferred revenue was below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings. The valuation allowance as of October 31, 2003 was $4,500.

     (e) Inventories

     Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Such estimates are based on the Company’s historical experience or results.

     (f) Depreciation and Amortization

     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 10 to 40 years and from 3 to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 2004, 2003 and 2002, depreciation expense totaled $23,419, $25,224 and $26,226, respectively.

     The direct selling costs that relate to the Company’s preneed funeral and cemetery merchandise and services contracts are included in deferred charges until the underlying products and services are delivered. When the underlying products and services are delivered and recognized as revenue, the associated direct selling costs are amortized in expense in the consolidated statement of earnings and included in depreciation and amortization in the consolidated statement of cash flows. For the fiscal years ended October 31, 2004, 2003 and 2002, the amortization of deferred charges totaled $29,401, $28,487, and $29,951, respectively.

     (g) Long-lived Assets

     The Company reviews for continued appropriateness the carrying value of its long-lived assets whenever events and circumstances indicate a potential impairment. This review is based on its projections of anticipated undiscounted future cash flows. If indicators of impairment were present, the Company would evaluate the undiscounted future cash flows estimated to be generated by those assets compared to the carrying amount of those assets. The net carrying value of assets not recoverable would be reduced to fair value. While the Company believes that its estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect its evaluations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     (h) Goodwill

     The Company’s accounting for goodwill changed in the first quarter of fiscal year 2002 with the implementation of SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. The Company did not record any impairment loss upon implementation of SFAS No. 142 in fiscal year 2002. In the fourth quarter of each fiscal year, the Company conducts its annual goodwill impairment analysis, which compares the fair value with the book value for each reporting unit. As a result of the annual goodwill impairment review that occurred during the fourth quarter of fiscal year 2003, the Company recorded a noncash goodwill impairment charge of $73,000 in the fourth quarter of fiscal year 2003 related to its cemetery segment. The Company performed its annual goodwill impairment review during the fourth quarter of 2004 and determined that there was no impairment. Prior to the implementation of SFAS No. 142, the Company amortized goodwill principally over 40 years using the straight-line method. Goodwill decreased $28 to $404,014 as of October 31, 2004 compared to $404,042 as of October 31, 2003, due to the sale of certain businesses and changes in businesses held for sale. For further discussion of SFAS No. 142 and the 2003 goodwill impairment charge, see Note 17.

     (i) Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” all revenues and expenses of the Company’s foreign subsidiaries were translated at average exchange rates prevailing during the period. The resulting translation adjustments were reflected in a separate component of shareholders’ equity. As discussed in Note 15, at the time of sale the Company realized comprehensive income and an increase to shareholders’ equity for the cumulative foreign currency translation adjustments related to the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in 2001 and Spain, Portugal, France, Canada and Argentina in 2002.

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

     (j) Stock-Based Compensation

     At October 31, 2004, the Company had five stock-based employee compensation plans, which are described in more detail in Note 22. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2004 is reflected in earnings and amounted to $650 for the year ended October 31, 2004. See Note 2(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the fourth quarter of fiscal year 2005. The Company is evaluating the impact of its adoption on its financial statements. See Note 3 for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended October 31,
	2004	2003	2002
Net earnings (loss)	$46,162	$(73,468)	$31,866
Stock-based employee compensation expense included in reported net earnings, net of tax	403	—	—
Stock-based employee compensation expense determined under fair value-based method, net of tax	(1,870)	(2,932)	(4,527)

Pro forma net earnings (loss)	$44,695	$(76,400)	$27,339

Net earnings (loss) per common share:
Basic - as reported	$.43	$(.68)	$.30

Basic - pro forma	$.42	$(.71)	$.25

Diluted - as reported	$.43	$(.68)	$.29

Diluted - pro forma	$.41	$(.71)	$.25

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

     Prearranged funeral services and merchandise generally are funded either through trust or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust or escrow accounts generally range from 70 percent to 90 percent of each installment received. Amounts deposited are available to the Company as funeral services and merchandise are delivered and are refundable to the customer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts until the underlying service or merchandise is delivered.

     Earnings are withdrawn from trust or escrow accounts only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Even so, such withdrawn earnings are not recognized as revenue until the related funeral services are performed or merchandise delivered. When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. The Company applies customer payments to pay premiums on the insurance policies. Insurance commissions, net of related expenses, are recognized at the point at which the commission is no longer subject to refund. Policy proceeds, including the buildup in the face value of the insurance contracts, are available to the Company as funeral services and merchandise are delivered.

     Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered.

     (l) Cemetery Revenue

     The Company sells preneed cemetery merchandise and services under contracts that provide for delivery of the merchandise and services at the time of need. Preneed cemetery merchandise and service sales are recorded as cemetery revenue in the period the merchandise is delivered or service is performed.

     Commissions and other direct costs that vary with and are primarily related to the acquisition of new prearranged cemetery service sales and prearranged cemetery merchandise sales are deferred and amortized as the contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged cemetery merchandise and services are expensed in the period in which incurred.

     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust or escrow accounts. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of cemetery services, the Company is generally required to place in trust 70 percent to 90 percent of each installment received. The sale of caskets is treated in some jurisdictions in the same manner as the sale of cemetery merchandise and in some jurisdictions as the sale of funeral services for these purposes. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and services trust or escrow accounts until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

     For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount to be placed in trust for that contract. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by cemetery perpetual care funds.

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

     (n) Income Taxes

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. For additional information, see Note 21.

     The Company received a $33,222 income tax refund in first quarter of 2004 due to a change in the tax accounting methods for cemetery merchandise revenue. During the third quarter of 2003, the Company received a tax refund of $23,334 related to the sale of its foreign operations. The Company used these refunds to reduce its outstanding debt balance.

     (o) Earnings Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options and non-vested restricted stock awards) had been issued during each period as discussed in Note 20.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program allowing the Company to invest up to $25,000 in repurchases of its Class A common stock. In June 2004, the Board of Directors approved an additional $3,000 in stock repurchases, which increased the stock repurchase program limit from $25,000 to $28,000. The repurchases are limited to the Company’s Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the program through October 31, 2004, the Company had repurchased 3,500,000 shares of its Class A common stock at an average price of $6.35 per share.

     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers (of which 110,666 shares have been cancelled as of October 31, 2004 and 27,972 shares were withheld to cover the tax obligation related to the vested restricted stock as of October 31, 2004). The restricted stock vests equally at October 31, 2004, October 31, 2005 and October 31, 2006. On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer, which vests 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers, which vests 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vests equally on December 20, 2005, 2006, 2007 and 2008. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest.

     (p) Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounts for its $50,000 interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. As of October 31, 2004, the fair value of the interest rate swap, net of taxes, was $333. For further information regarding the Company’s interest rate swap, see Note 18.

     (q) Insurance Loss Reserves

     The Company purchases comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. The Company continually evaluates loss estimates associated with claims and losses (that

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

fall below our deductible/self-insured retention level) related to these insurance coverages with information obtained by our primary insurer.

     With respect to health insurance, the Company purchases individual and aggregate stop loss coverage with a large deductible. This program results in the Company being primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims are based on actuarial estimates; actual claims may differ from those estimates. The Company continually evaluates its claims experience related to this coverage with information obtained by its insurer.

     Assumptions used in preparing these estimates are based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust the Company’s insurance loss reserves.

     The estimated reserves on the uninsured legal and employment-related claims are established by management based upon the recommendations of professionals who perform a review of known claims. These reserves include the estimated settlement costs. Although management believes estimated reserves related to uninsured claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves.

     (r) Reclassifications

     Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements. These reclassifications had no effect on net earnings (loss), shareholders’ equity or cash flows. As discussed in Note 15, the Company adopted SFAS No. 144 in fiscal year 2003. SFAS No. 144 requires that prior years be reclassified when a disposal group meets the definition of a discontinued operation as defined by SFAS No. 144. Therefore, the operating results of those businesses that met the discontinued operations criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 are reported in the discontinued operations section of the consolidated statements of earnings for fiscal years 2004, 2003 and 2002. Dispositions of businesses occurring prior to the adoption of SFAS No. 144 may not be reclassified. Accordingly, the operations of businesses sold during fiscal year 2002 (including foreign operations), the operations of businesses sold as real estate during fiscal years 2003 and 2004 and any gains and losses related to these businesses are included in continuing operations for all periods presented. Additionally, see Note 3(b) for a discussion of the change in accounting principle associated with insurance-funded preneed funeral contracts.

(3) Change in Accounting Principles and New Accounting Principles

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles—(Continued)

     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and services trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affected certain line items in the consolidated balance sheet and statement of earnings as described below, but had no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 4, 5, 6 and 7.

     Although FIN 46R requires consolidation of the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and services trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classifies deposits to the funeral and cemetery merchandise and service trusts as non-controlling liability interests and classifies deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.

     All of these trusts hold investments in marketable securities, which have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 115. Unrealized gains and losses attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive income or loss to non-controlling interest in funeral and cemetery trusts and cemetery perpetual care trusts in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive income or loss to deferred revenues.

     Beginning April 30, 2004, the Company recognizes realized earnings of the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts within investment and other income, net (with a corresponding debit to the related trust asset). The Company then recognizes a corresponding expense within investment and other income, net, representing the realized earnings of these trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts or non-controlling interest in cemetery perpetual care trusts, as the case may be). The Company also simultaneously recognizes a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding credit to deferred preneed funeral or cemetery revenue), when such earnings have not been earned by the Company through the performance of services or delivery of merchandise (see Note 7). The net effect is an increase by the amount of the realized earnings in both the trust asset and the related non-controlling interest and deferred revenue; there is no effect on net income. In the case of preneed funeral and cemetery merchandise and services trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts (with corresponding debits to non-controlling interest in funeral and cemetery trusts and to deferred preneed funeral revenues or deferred preneed cemetery revenues, as the case may be). In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to non-controlling interest in cemetery perpetual care trusts). These earnings and related funds are intended to defray cemetery maintenance costs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles—(Continued)

     The end result of FIN 46R is that the Company’s trust assets are now recorded on the consolidated balance sheet at their market value and included in preneed receivables and trust investments with corresponding credits to deferred preneed revenue and non-controlling interest in the trusts, as opposed to being recorded at their original cost as prearranged receivables and prearranged deferred revenue prior to adoption of FIN 46R. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of earnings through investment and other income, net with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the preneed funeral and cemetery merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered, and cemetery perpetual care trust earnings are recognized as revenue as they are realized in the trust and permitted to be legally withdrawn by the Company. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or shareholders’ equity.

     For more detailed discussions of the Company’s accounting policies after the implementation of FIN 46R, see Notes 4 through 7.

     (b) Insurance-Funded Preneed Funeral Contracts

     The Company has changed its method of accounting for insurance-funded preneed funeral contracts as the Company has concluded that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance-funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2003 totaled $327,708 (of which $11,152 related to the Company’s assets held for sale). The removal of these amounts did not affect the Company’s consolidated shareholders’ equity, results of operations or cash flows. See Note 4 for additional information on insurance-related preneed funeral balances.

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

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Company’s current financial condition or results of operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles—(Continued)

     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – An Amendment of FASB Statements No. 66 and 67,” which states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The adoption of SFAS No. 152 is not expected to have any impact on the Company’s current financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

     In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

(4) Preneed Funeral Activities

     The Company sells price-guaranteed preneed funeral contracts through various programs. Because the services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts (“trust-funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third-party insurance companies to fund their preneed funeral contracts (“insurance-funded preneed funeral contracts”). The funeral goods and services selected at the time of contract origination will be funded by the insurance policy proceeds, which include increasing insurance benefits. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future.

     Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with the implementation of FIN 46R. See Note 3(a) for additional information. The Company also changed its accounting for insurance-funded preneed funeral contracts. See Note 3(b) for additional information. The contract amounts associated with unfulfilled insurance-funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenue) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed funeral revenue into non-controlling interest in funeral and cemetery trusts.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

     Funeral revenues are recognized in the consolidated statement of earnings on preneed funeral contracts (trust- funded and insurance-funded) at the time the funeral service is performed. Through April 30, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred when realized. When the services were performed, those net investment earnings were recognized in funeral revenues. These amounts were intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning with the third quarter of 2004, the Company now recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed funeral receivables and trust investments) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The Company recognizes a corresponding expense within investment and other income, net, equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed funeral revenue). The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed funeral revenue line items; there is no effect on net earnings. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and service trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed funeral revenues. Upon performance of the funeral services, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed funeral revenue, including realized trust earnings.

Preneed Funeral Receivables and Trust Investments

     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2004 are as follows:

October 31, 2004
Trust assets	$439,465
Receivables from customers	63,921

Preneed funeral receivables and trust investments	$503,386

     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts initially deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized as of October 31, 2004.

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

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $76,135 as of October 31, 2004 from

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

their original cost basis. The Company believes the unrealized losses reflected below of $13,735 related to trust investments are temporary in nature.

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$133,205	$9	$—	$133,214
U.S. Government, agencies and municipalities	1,971	115	(26)	2,060
Corporate bonds	22,826	1,938	—	24,764
Preferred stocks	62,947	1,703	(422)	64,228
Common stocks	188,298	3,692	(13,214)	178,776
Mutual funds	12,431	322	(73)	12,680
Insurance contracts and other long-term investments	23,631	298	—	23,929

Trust investments	$445,309	$8,077	$(13,735)	$439,651

Market value as a percentage of cost					98.7%

Accrued investment income				2,002
Less trust investments of assets held for sale				(2,188)

Trust assets				$439,465

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2004
Due in one year or less	$3,640
Due in one to five years	12,756
Due in five to ten years	10,016
Thereafter	412

$26,824

     During the six months ended October 31, 2004, purchases and sales of available for sale securities included in trust investments were $28,871 and $110,433, respectively. These transactions resulted in realized gains and losses of $10,159 and $11,215, respectively.

Deferred Preneed Funeral Revenue

     As of October 31, 2004, deferred preneed funeral revenue represents future funeral contract revenues. In addition to amounts receivable from customers and amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed trust-funded preneed funeral contracts where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust or was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future funeral contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. As of October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net included the original price of a trust-funded preneed funeral contract plus the net trust investment earnings associated with the deferred items.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

Insurance-Funded Preneed Funeral Contracts

     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected above or in the consolidated balance sheets. The net amount of these contracts that have not been fulfilled as of October 31, 2004 and October 31, 2003 was $352,092 and $327,708, respectively, of which $490 and $11,152 related to the Company’s assets held for sale as of October 31, 2004 and October 31, 2003, respectively. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

(5) Preneed Cemetery Merchandise and Service Activities

     The Company sells price-guaranteed preneed cemetery contracts providing for merchandise or services to be delivered in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see Note 3(a). When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenue into non-controlling interest in funeral and cemetery trusts.

     Beginning with the third quarter of 2004, the Company recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed cemetery receivables and trust investments). The Company recognizes a corresponding expense within investment and other income, net, equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed cemetery revenue) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed cemetery revenue line items; there is no effect on net earnings. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the cemetery merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed cemetery revenue. Upon performance of services or delivery of merchandise, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed cemetery revenue, including realized trust earnings.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

Preneed Cemetery Receivables and Trust Investments

     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 12. The components of preneed cemetery receivables and trust investments in the consolidated balance sheet as of October 31, 2004 are as follows:

October 31, 2004
Trust assets	$193,185
Receivables from customers	64,068

Preneed cemetery receivables and trust investments	$257,253

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $42,537 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,098 related to trust investments are temporary in nature.

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$50,646	$4	$—	$50,650
U.S. Government, agencies and municipalities	1,050	21	(4)	1,067
Corporate bonds	10,690	1,086	—	11,776
Preferred stocks	24,287	869	(158)	24,998
Common stocks	104,788	2,482	(5,934)	101,336
Mutual funds	3,774	70	(2)	3,842
Insurance contracts and other long-term investments	569	—	—	569

Trust investments	$195,804	$4,532	$(6,098)	$194,238

Market value as a percentage of cost					99.2%

Accrued investment income				956
Less trust investments of assets held for sale				(2,009)

Trust assets				$193,185

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2004
Due in one year or less	$2,385
Due in one to five years	6,117
Due in five to ten years	3,737
Thereafter	604

$12,843

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

     During the six months ended October 31, 2004, purchases and sales of available for sale securities included in trust investments were $31,930 and $52,704, respectively. These transactions resulted in realized gains and losses of $5,074 and $4,401, respectively.

Deferred Preneed Cemetery Revenue

     As of October 31, 2004, deferred preneed cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. In addition to the amounts receivable from customers and amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed preneed cemetery services or undelivered preneed cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust or was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. As of October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net represents the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items.

(6) Cemetery Interment Rights and Perpetual Care Trusts

     The Company sells price-guaranteed preneed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting For Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. The Company is required by state law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As a result of the implementation of FIN 46R, the Company has consolidated the cemetery perpetual care trusts, including investments accounted for under SFAS No. 115, resulting in such funds being reflected in cemetery perpetual care trust investments within total assets, with a corresponding amount reflected as non-controlling interest in perpetual care trusts.

     Beginning April 30, 2004, the Company recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to cemetery perpetual care trust investments). The Company recognizes a corresponding expense within investment and other income, net for the amount of realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in perpetual care trusts). The net effect is an increase by the amount of the realized earnings of the trusts in both the trust asset and the related non-controlling interest; there is no effect on net earnings.

     Earnings realized from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $6,395, $7,882, and $11,275 for the years ended October 31, 2004, 2003 and 2002, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2004 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,524 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,017 related to trust investments are temporary in nature.

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$29,154	$—	$(3)	$29,151
U.S. Government, agencies and municipalities	3,173	62	(97)	3,138
Corporate bonds	19,368	2,731	(23)	22,076
Preferred stocks	65,176	2,571	(46)	67,701
Common stocks	78,531	8,406	(5,797)	81,140
Mutual funds	5,072	193	(51)	5,214
Insurance contracts and other long-term investments	841	43	—	884

Trust investments	$201,315	$14,006	$(6,017)	$209,304

Market value as a percentage of cost					104.0%
Accrued investment income				963

Trust assets				$210,267

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2004
Due in one year or less	$1,256
Due in one to five years	5,770
Due in five to ten years	15,950
Thereafter	2,238

$25,214

     During the six months ended October 31, 2004, purchases and sales of available for sale securities were $24,525 and $25,544, respectively. These transactions resulted in realized gains and losses of $1,165 and $2,411, respectively.

(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Non-Controlling Interest in Funeral and Cemetery Trusts

     Effective April 30, 2004, the Company consolidated the preneed funeral and cemetery merchandise and services trusts associated with its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the preneed funeral and cemetery merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these funeral and cemetery merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see Note 3(a).

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

Non-Controlling Interest in Perpetual Care Trusts

     The non-controlling interest in perpetual care trusts reflected in the consolidated balance sheet represents the cemetery perpetual care trusts in accordance with SFAS No. 115, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see Note 3(a).

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2004 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$439,465	$193,185	$632,650	$210,267
Less:
Pending withdrawals	(6,847)	(2,797)	(9,644)	(1,951)
Pending deposits	1,788	1,567	3,355	577

Non-controlling interest	$434,406	$191,955	$626,361	$208,893

Investment and other income (expense), net

     The components of investment and other income (expense), net in the consolidated statement of earnings for the year ended October 31, 2004 are detailed below.

Year Ended
October 31, 2004
Non-controlling interest:
Realized gains	$16,398
Realized losses	(18,027)
Interest income, dividends and other ordinary income	11,827
Trust expenses and income taxes	(5,887)

Net trust investment income	4,311
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(3,206)
Interest expense related to non-controlling interest in perpetual care trust investments	(1,105)

Total non-controlling interest	—
Investment and other income (expense), net (1)	(922)

Total investment and other income (expense), net	$(922)

(1)     Investment and other income (expense), net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities (not held in trust) of $279 and a write-down of certain of those marketable securities of $1,201.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(8) Prearranged Receivables and Prearranged Deferred Revenue

     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and services trusts (see Notes 3(a), 4, 5 and 7). The following information reflects the Company’s preneed funeral and cemetery merchandise and services trusts as of October 31, 2003 (prior to the implementation of FIN 46R).

     Prearranged receivables was comprised of funds owed to the Company for the preneed sale of funeral and cemetery merchandise and services (1) from preneed funeral merchandise and services trusts and from preneed cemetery merchandise and services trusts, which represent amounts already paid by customers, as well as realized earnings on those amounts and (2) from customers.

     Prearranged receivables was comprised of the following as of October 31, 2003:

October 31,
2003
Amounts due from preneed funeral trust and escrow accounts	$528,827
Amounts due from preneed cemetery merchandise trust and escrow accounts	230,787
Amounts due from customers	133,754
Valuation allowance for amounts due from trust accounts	(4,500)

Net prearranged receivables	$888,868

     Amounts due from preneed funeral trust and escrow accounts as of October 31, 2003 were comprised of the following investments:

October 31,
2003
U.S. Government, agencies and municipalities	$3,205
Corporate bonds	27,108
Preferred stocks	65,918
Common stocks	235,298
Money market funds and other short-term investments	186,085
Mutual funds	21,264
Insurance contracts	6,279
Less trust investments of assets held for sale	(16,330)

Total value at cost	528,827
Net unrealized depreciation	(79,928)

Total value at market	$448,899

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(8) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)

     Amounts due from preneed cemetery merchandise trust and escrow accounts were comprised of the following investments:

October 31,
2003
U.S. Government, agencies and municipalities	$676
Corporate bonds	14,057
Preferred stocks	31,510
Common stocks	113,323
Money market funds and other short-term investments	69,714
Mutual funds	4,111
Insurance contracts	142
Less trust investments of assets held for sale	(2,746)

Total value at cost	230,787
Net unrealized depreciation	(44,824)

Total value at market	$185,963

     The total finance charges earned related to preneed funeral and cemetery merchandise and services, as well as preneed cemetery property, amounted to $16,944 and $17,920 for fiscal years 2003 and 2002, respectively. Finance charges earned are included in funeral and cemetery revenue.

Prearranged Deferred Revenue

     Prearranged deferred revenue was comprised of the following:

October 31,
2003
Prearranged deferred funeral service and merchandise revenue	$705,378
Prearranged deferred cemetery property, merchandise and service revenue	521,907
Valuation allowance	(4,500)

Net prearranged deferred revenue	$1,222,785

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(9) Cemetery Perpetual Care Trusts

     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s cemetery perpetual care trusts (see Notes 3(a), 6 and 7). The following summary reflects the Company’s cemetery perpetual care trust account balances as of October 31, 2003 prior to the implementation of FIN 46R. Funds held in trust are invested, and the earnings withdrawn from the trust accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 2003 and 2002, such withdrawals included in cemetery revenue totaled $7,882 and $11,275, respectively.

October 31,
2003
Cemetery perpetual care trusts:
Investments at market value	$202,076
Amounts to be collected under existing agreements	7,301

$209,377

Investments consist of:
U.S. Government, agencies and municipalities	$3,375
Corporate bonds	24,215
Preferred stocks	56,494
Common stocks	99,624
Money market funds and other short-term investments	33,528
Mutual funds	8,301
Other long-term investments	213

Total value at cost	225,750
Net unrealized depreciation	(23,674)

Total value at market	$202,076

(10) Cash and Cash Equivalent Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits. The October 31, 2004 and 2003 balances below include $3 and $17 of cash and cash equivalent investments of assets held for sale, respectively.

	October 31,
	2004	2003
Cash	$21,511	$18,574
Cash equivalent investments	3	11

	$21,514	$18,585

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11) Marketable Securities

     The market value of marketable securities as of October 31, 2004 and 2003 was $1,297 and $2,346, respectively, which included gross unrealized gains of $0 and $13 and gross unrealized losses of $0 and $1,277, respectively, for fiscal years 2004 and 2003. The Company realized net losses on marketable securities of $1,201, $0 and $485 for the years ended October 31, 2004, 2003 and 2002, respectively. The cost of securities sold was determined by using the average cost method.

(12) Receivables

	October 31,
	2004	2003
Current receivables are summarized as follows:

Installment contracts due within one year	$37,055	$35,077
Income tax receivables	6,258	42,724
Trade and other receivables	16,316	17,019
Allowance for sales cancellations and doubtful accounts	(5,485)	(3,486)
Amounts to be collected for cemetery perpetual care trusts	(2,431)	(2,119)

	51,713	89,215
Funeral receivables	8,579	10,148

Net current receivables	$60,292	$99,363

Long-term receivables are summarized as follows:

Installment contracts due beyond one year	$93,759	$88,135
Allowance for sales cancellations and doubtful accounts	(8,022)	(6,579)
Amounts to be collected for cemetery perpetual care trusts	(5,858)	(5,182)

Net long-term receivables	$79,879	$76,374

     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as of October 31, 2004 and in prearranged receivables before the implementation of FIN 46R as discussed in Notes 3, 4, 5 and 8.

     The Company’s receivables as of October 31, 2004 are expected to mature as follows:

Years ending October 31,
2005	$60,292
2006	12,834
2007	11,420
2008	12,936
2009	10,756
Thereafter	31,933

$140,171

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Inventories and Cemetery Property

     Inventories are comprised of the following:

	October 31,
	2004	2003
Developed cemetery property	$12,437	$12,348
Merchandise and supplies	26,599	27,806

	$39,036	$40,154

     Cemetery property is comprised of the following:

	October 31,
	2004	2003
Developed cemetery property	$93,548	$83,873
Undeveloped cemetery property	275,886	288,582

	$369,434	$372,455

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. The Company evaluates the recoverability of the cost of undeveloped cemetery property based on undiscounted expected future cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of October 31, 2004 and 2003, and for the three fiscal years ended October 31, 2004, 2003 and 2002, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, all other non-domestic subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are either intended to be used for foreign tax planning purposes or are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$258,342	$20,084	$—	$278,426
Cemetery	—	212,380	23,847	—	236,227

	—	470,722	43,931	—	514,653

Costs and expenses:
Funeral	—	187,679	12,353	—	200,032
Cemetery	—	161,805	18,051	—	179,856

	—	349,484	30,404	—	379,888

Gross profit	—	121,238	13,527	—	134,765
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)
Separation charges	(1,853)	(1,560)	(22)	—	(3,435)
Gains on dispositions and impairment (losses), net	—	(980)	1,333	—	353
Other operating income, net	160	1,732	207	—	2,099

Operating earnings (loss)	(18,790)	120,430	15,045	—	116,685
Interest income (expense)	34,097	(78,807)	(2,625)	—	(47,335)
Investment and other income (expense), net	(922)	—	—	—	(922)

Earnings from continuing operations before income taxes	14,385	41,623	12,420	—	68,428
Income taxes	5,069	15,713	4,306	—	25,088

Earnings from continuing operations	9,316	25,910	8,114	—	43,340

Discontinued operations:
Earnings from discontinued operations before income taxes	—	1,649	717	—	2,366
Income tax benefit	—	(456)	—	—	(456)

Earnings from discontinued operations	—	2,105	717	—	2,822

Net earnings before equity in subsidiaries	9,316	28,015	8,831	—	46,162

Equity in subsidiaries	36,846	—	—	(36,846)	—

Net earnings	46,162	28,015	8,831	(36,846)	46,162
Other comprehensive income, net	2,110	—	—	—	2,110

Comprehensive income	$48,272	$28,015	$8,831	$(36,846)	$48,272

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$258,986	$19,376	$—	$278,362
Cemetery	—	197,351	25,423	—	222,774

	—	456,337	44,799	—	501,136

Costs and expenses:
Funeral	—	195,989	12,212	—	208,201
Cemetery	—	154,764	18,289	—	173,053

	—	350,753	30,501	—	381,254

Gross profit	—	105,584	14,298	—	119,882
Corporate general and administrative expenses	(17,733)	—	—	—	(17,733)
Separation charges	(2,450)	—	—	—	(2,450)
Impairment of goodwill	—	(73,000)	(2,800)	2,800	(73,000)
Gains on dispositions and impairment (losses), net	—	(7,257)	(2,059)	—	(9,316)
Other operating income, net	161	1,614	307	—	2,082

Operating earnings (loss)	(20,022)	26,941	9,746	2,800	19,465
Interest income (expense)	24,368	(75,192)	(2,654)	—	(53,478)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment and other income, net	480	65	—	—	545

Earnings (loss) from continuing operations before income taxes.	(6,463)	(48,186)	7,092	2,800	(44,757)
Income tax expense (benefit)	(2,206)	4,079	4,210	234	6,317

Earnings (loss) from continuing operations	(4,257)	(52,265)	2,882	2,566	(51,074)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(21,412)	(3,301)	—	(24,713)
Income tax benefit	—	(2,319)	—	—	(2,319)

Loss from discontinued operations	—	(19,093)	(3,301)	—	(22,394)

Net loss before equity loss in subsidiaries	(4,257)	(71,358)	(419)	2,566	(73,468)

Equity loss in subsidiaries	(69,211)	—	—	69,211	—

Net loss	(73,468)	(71,358)	(419)	71,777	(73,468)
Other comprehensive income, net	1,010	—	—	—	1,010

Comprehensive loss	$(72,458)	$(71,358)	$(419)	$71,777	$(72,458)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$265,299	$58,131	$—	$323,430
Cemetery	—	211,158	24,358	—	235,516

	—	476,457	82,489	—	558,946

Costs and expenses:
Funeral	—	191,030	45,482	150	236,662
Cemetery	—	155,804	23,050	—	178,854

	—	346,834	68,532	150	415,516

Gross profit	—	129,623	13,957	(150)	143,430
Corporate general and administrative expenses	(17,411)	—	—	150	(17,261)
Gains on dispositions and impairment (losses), net	—	(688)	(17,812)	—	(18,500)
Other operating income, net	1,223	856	453	—	2,532

Operating earnings (loss)	(16,188)	129,791	(3,402)	—	110,201
Interest income (expense)	51,947	(86,959)	(27,327)	—	(62,339)
Investment and other income, net	1	—	19	—	20

Earnings (loss) from continuing operations before income taxes	35,760	42,832	(30,710)	—	47,882
Income taxes	8,838	5,002	3,090	—	16,930

Earnings (loss) from continuing operations	26,922	37,830	(33,800)	—	30,952

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	1,676	(237)	—	1,439
Income taxes	—	525	—	—	525

Earnings (loss) from discontinued operations	—	1,151	(237)	—	914

Net earnings (loss) before equity in subsidiaries	26,922	38,981	(34,037)	—	31,866

Equity in subsidiaries	4,944	—	—	(4,944)	—

Net earnings (loss)	31,866	38,981	(34,037)	(4,944)	31,866
Other comprehensive income, net	26,161	1,310	26,957	(28,267)	26,161

Comprehensive income (loss)	$58,027	$40,291	$(7,080)	$(33,211)	$58,027

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	7,002	38,995	14,295	—	60,292
Inventories	389	32,112	6,535	—	39,036
Prepaid expenses	822	2,116	14	—	2,952
Deferred income taxes, net	2,263	2,259	—	—	4,522
Assets held for sale	—	11,321	5,061	—	16,382

Total current assets	24,029	94,444	27,522	—	145,995
Receivables due beyond one year, net of allowances	98	65,326	14,455	—	79,879
Preneed funeral receivables and trust investments	—	487,633	15,753	—	503,386
Preneed cemetery receivables and trust investments	—	231,570	25,683	—	257,253
Goodwill	—	367,299	33,915	2,800	404,014
Deferred charges	4,859	229,275	19,620	—	253,754
Cemetery property, at cost	—	345,627	23,807	—	369,434
Property and equipment, at cost	31,845	428,066	32,603	—	492,514
Less accumulated depreciation	17,273	167,914	10,643	—	195,830

Net property and equipment	14,572	260,152	21,960	—	296,684
Deferred income taxes, net	14,867	17,840	10,813	(234)	43,286
Investment in subsidiaries	110,964	—	—	(110,964)	—
Cemetery perpetual care trust investments	—	210,267	—	—	210,267
Other assets	104	1,304	—	—	1,408

Total assets	$169,493	$2,310,737	$193,528	$(108,398)	$2,565,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	7,662	323	—	9,075
Accrued expenses and other current liabilities	17,992	34,956	5,645	—	58,593
Liabilities associated with assets held for sale	—	6,824	4,013	—	10,837

Total current liabilities	20,807	49,442	9,981	—	80,230
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,030,922)	1,016,046	14,876	—	—
Deferred preneed funeral revenue	—	105,115	47,409	—	152,524
Deferred preneed cemetery revenue	—	218,272	68,612	—	286,884
Non-controlling interest in funeral and cemetery trusts	—	626,361	—	—	626,361
Other long-term liabilities	10,270	860	—	—	11,130

Total liabilities	(614,765)	2,016,096	170,878	—	1,572,209

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	676,706	85,322	22,598	(107,920)	676,706
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	784,258	85,748	22,650	(108,398)	784,258

Total liabilities and shareholders’ equity	$169,493	$2,310,737	$193,528	$(108,398)	$2,565,360

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	42,487	15,050	—	99,363
Inventories	325	33,323	6,506	—	40,154
Prepaid expenses	713	2,137	37	—	2,887
Deferred income taxes, net	1,434	1,556	—	—	2,990
Assets held for sale	—	46,690	5,377	—	52,067

Total current assets	64,321	125,741	28,330	—	218,392
Receivables due beyond one year, net of allowances	147	61,118	15,109	—	76,374
Prearranged receivables, net	—	846,990	41,878	—	888,868
Goodwill	—	366,409	34,833	2,800	404,042
Deferred charges	7,271	219,278	20,980	—	247,529
Cemetery property, at cost	—	349,222	23,233	—	372,455
Property and equipment, at cost	31,697	419,987	33,871	—	485,555
Less accumulated depreciation	16,942	153,699	10,855	—	181,496

Net property and equipment	14,755	266,288	23,016	—	304,059
Deferred income taxes, net	17,767	30,690	12,342	(234)	60,565
Investment in subsidiaries	74,118	—	—	(74,118)	—
Other assets	104	1,134	—	—	1,238

Total assets	$178,483	$2,266,870	$199,721	$(71,552)	$2,573,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	6,543	383	—	7,274
Accrued expenses and other current liabilities	20,865	33,001	3,443	—	57,309
Liabilities associated with assets held for sale	—	25,757	4,314	—	30,071

Total current liabilities	35,148	65,301	8,140	—	108,589
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,064,814)	1,030,756	34,058	—	—
Prearranged deferred revenue, net	—	1,109,081	113,704	—	1,222,785
Other long-term liabilities	11,110	3,999	—	—	15,109

Total liabilities	(560,376)	2,209,137	185,902	—	1,834,663

Common stock	107,727	426	52	(478)	107,727
Other	633,575	57,307	13,767	(71,074)	633,575
Accumulated other comprehensive loss	(2,443)	—	—	—	(2,443)

Total shareholders’ equity	738,859	57,733	13,819	(71,552)	738,859

Total liabilities and shareholders’ equity	$178,483	$2,266,870	$199,721	$(71,552)	$2,573,522

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$56,549	$17,668	$19,439	$—	$93,656

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	—	—	—	1,121
Proceeds from sale of assets, net	(1,474)	20,549	700	—	19,775
Additions to property and equipment	(4,256)	(15,489)	(678)	—	(20,423)
Other	—	85	(31)	—	54

Net cash provided by (used in) investing activities	(4,609)	5,145	(9)	—	527

Cash flows from financing activities:
Repayments of long-term debt	(85,310)	—	—	—	(85,310)
Intercompany receivables (payables)	33,892	(14,710)	(19,182)	—	—
Issuance of common stock	13,413	—	—	—	13,413
Purchase and retirement of common stock	(19,349)	—	—	—	(19,349)
Other	(8)	—	—	—	(8)

Net cash used in financing activities	(57,362)	(14,710)	(19,182)	—	(91,254)

Net increase (decrease) in cash	(5,422)	8,103	248	—	2,929
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$13,553	$7,625	$336	$—	$21,514

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,923	$44,795	$14,102	$—	$69,820

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Proceeds from sale of assets, net	(1,070)	3,411	—	—	2,341
Additions to property and equipment	(2,783)	(14,967)	(689)	—	(18,439)
Other	—	199	(14)	—	185

Net cash used in investing activities	(3,853)	(11,357)	(153)	—	(15,363)

Cash flows from financing activities:
Retirement of ROARS	(12,691)	—	—	—	(12,691)
Proceeds from long-term debt	155,000	—	—	—	155,000
Repayments of long-term debt	(203,164)	—	—	—	(203,164)
Intercompany receivables (payables)	51,215	(37,125)	(14,090)	—	—
Debt issue costs	(816)	—	—	—	(816)
Issuance of common stock	582	—	—	—	582
Purchase and retirement of common stock	(2,973)	—	—	—	(2,973)

Net cash used in financing activities	(12,847)	(37,125)	(14,090)	—	(64,062)

Net decrease in cash	(5,777)	(3,687)	(141)	—	(9,605)
Cash and cash equivalents, beginning of year	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of year	$18,975	$(478)	$88	$—	$18,585

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(14) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$56,082	$32,498	$1,909	$—	$90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	169	—	169
Proceeds from sale of assets, net	61,887	7,916	—	—	69,803
Additions to property and equipment	(2,552)	(15,197)	(881)	—	(18,630)
Other	1,391	378	316	—	2,085

Net cash provided by (used in) investing activities	60,726	(6,903)	(396)	—	53,427

Cash flows from financing activities:
Repayments of long-term debt	(138,390)	—	(1,112)	—	(139,502)
Intercompany receivables (payables)	22,939	(16,750)	(6,189)	—	—
Issuance of common stock	858	—	—	—	858

Net cash used in financing activities	(114,593)	(16,750)	(7,301)	—	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)	—	(205)

Net increase (decrease) in cash	2,215	8,845	(5,993)	—	5,067
Cash and cash equivalents, beginning of year	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of year	$24,752	$3,209	$229	$—	$28,190

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Discontinued Operations, Assets Held for Sale and Impairment Charges

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

     In fiscal year 2003, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Company. In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 for classification as discontinued operations or assets held for sale until the first quarter of fiscal year 2004. The operating results of those businesses that met the criteria in SFAS No. 144 in fiscal year 2004 and businesses sold during fiscal years 2003 or 2004 have been reclassified and are currently reported in the discontinued operations section of the 2002, 2003 and 2004 consolidated statements of earnings. The operations

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)

of businesses sold during fiscal year 2002 (including foreign operations), the operations of businesses sold as real estate during fiscal years 2003 and 2004 and any gains and losses related to these businesses are included in continuing operations for all periods presented. As required by the Company’s previous credit agreement, the Company has used substantially all of the proceeds from the sale of assets and businesses, which was approximately $22,617 in fiscal year 2004, to reduce its debt.

     During the fourth quarter of fiscal year 2003, the Company determined that the carrying value of a number of these assets and businesses exceeded their fair value. As required by SFAS No. 144, the Company recorded an impairment charge of $34,300 during the fourth quarter of fiscal year 2003 of which $9,316 ($7,634 after tax, or $.07 per share) is included in continuing operations and $24,984 ($22,565 after tax, or $.21 per share) is included in discontinued operations. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results.

     During fiscal year 2004, the Company evaluated its long-lived assets, recorded impairment charges of $684 and sold several assets that it held for sale at a net gain of $1,037. The net effect was that the Company recorded gains on dispositions, net of impairment losses, of $353 for year ended October 31, 2004 in continuing operations, which is included in “Gains on dispositions and impairment (losses), net” in the consolidated statement of earnings.

     The Company recorded gains on dispositions, net of impairment losses related to discontinued operations for the year ended October 31, 2004 of $1,590, which is reflected in discontinued operations in the consolidated statement of earnings and in “Gains on dispositions and impairment (losses), net” in the table below, of which $924 relates to businesses sold.

     A tax benefit was recorded for the discontinued operations during the year ended October 31, 2004 because the Company determined that certain tax benefits on asset sales would be realized. For additional information, see Note 21.

     In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in 2002, 2003 and 2004 are reflected in the “Gains on dispositions and impairment (losses), net” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” As of October 31, 2004 and 2003, the assets held for sale (excluding $3 and $17 of cash and cash equivalent investments of the operations held for sale as of October 31, 2004 and 2003, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral homes and real estate.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)

     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2004 and 2003 and the operating results of the discontinued operations for the years ended October 31, 2004, 2003 and 2002, respectively, are as follows:

	October 31,
	2004	2003
Assets
Receivables, net of allowances	$905	$1,706
Inventories and other current assets	2,055	4,007
Net property and equipment	6,242	14,662
Preneed funeral receivables and trust investments	2,855	—
Preneed cemetery receivables and trust investments	2,206	—
Prearranged receivables, net	—	21,236
Deferred charges and other assets	1,991	9,781
Cemetery property	128	675

Assets held for sale	$16,382	$52,067

Liabilities
Deferred income taxes, net	$328	$2,542
Deferred preneed funeral revenue	4,680	—
Deferred preneed cemetery revenue	1,632	—
Non-controlling interest in funeral and cemetery trusts	4,197	—
Prearranged deferred revenue, net	—	27,529

Liabilities associated with assets held for sale	$10,837	$30,071

	Year Ended October 31,
	2004	2003	2002
Revenue:
Funeral	$13,110	$20,207	$21,770
Cemetery	702	715	605

	$13,812	$20,922	$22,375

Gross profit:
Funeral	$419	$521	$1,383
Cemetery	164	(32)	(29)

	583	489	1,354
Gains on dispositions and impairment (losses), net	1,590	(24,984)	—
Other operating income (expense), net	193	(218)	85

Earnings (loss) from discontinued operations before income taxes	$2,366	$(24,713)	$1,439

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(16) Separation Charges

     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. During fiscal year 2004, the Company recorded a charge for severance and other costs associated with the workforce reductions of $2,435 ($1,510 after tax, or $.01 per share). There are no remaining costs under the workforce reduction plan. The plan was completed June 1, 2004.

     In the third quarter of fiscal years 2004 and 2003, the Company recorded charges of $1,000 and $2,450, respectively, related to separation pay of former executive officers. For additional information, see Note 23.

(17) Impairment of Goodwill

     As a result of the Company’s adoption of SFAS No. 142 in fiscal year 2002, goodwill is not amortized but is tested annually for impairment during the fourth quarter of each fiscal year. The evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. The Company performed its annual goodwill impairment review during the fourth quarter of 2004 and determined that there was no impairment. During 2003, the Company’s cemetery segment experienced reductions in gross profit that were not anticipated when the Company performed its evaluation of goodwill during the fourth quarter of 2002 due to declines in merchandise deliveries and reduced cemetery perpetual care trust earnings. When the Company performed its evaluation of goodwill during the fourth quarter of 2003 on the lower gross profit levels, a goodwill impairment charge of $73,000 ($66,900 after tax, or $.62 per share) related to the cemetery segment was required. This charge is presented in the “Impairment of goodwill” line item in the Company’s consolidated statement of earnings for the year ended October 31, 2003. In calculating the goodwill impairment charge, the fair value of the funeral and cemetery segments was determined with assistance from an independent valuation advisor using a combination of the comparable company approach and discounted cash flow valuation approach. Goodwill or costs in excess of net assets of companies acquired, totaled approximately $404,014 and $404,042 as of October 31, 2004 and 2003, respectively. Accumulated amortization included in goodwill was $65,804 as of October 31, 2004 and 2003.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Long-term Debt

	October 31,	October 31,
	2004	2003
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$59,000	$79,000
Term Loan B	54,005	115,380
6.70% Notes	—	100
10.75% senior subordinated notes due 2008	300,000	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 4.6% and 5.9% as of October 31, 2004 and 2003, respectively, partially secured by assets of subsidiaries, with maturities through 2022	3,800	7,635

Total long-term debt	416,805	502,115
Less current maturities	1,725	13,935

	$415,080	$488,180

     On June 29, 2001, the Company entered into a $550,000 senior secured credit facility (“the prior facility”), and on November 19, 2004, the Company entered into an amended and restated $225,000 senior secured credit facility (“the new facility”). The prior facility consisted of (1) a $175,000 four-year revolving credit facility, (2) a $75,000 18-month asset sale term loan and (3) a $300,000 five-year Term Loan B. The $75,000 18-month asset sale term loan was repaid in full in August 2001. In May 2003 in connection with the redemption of the ROARS discussed below, the Company borrowed an additional $50,000 in Term Loan B and $50,000 from its revolving credit facility and amended the senior secured credit facility to provide further financial flexibility to the Company.

     The applicable margins for Eurodollar rate loans under the prior facility were generally subject to quarterly adjustments based upon the Company’s consolidated leverage ratio. The applicable margins ranged from 200.0 to 275.0 basis points for revolving loans and were fixed at 250.0 basis points for Term Loan B. In addition, the Company paid a commitment fee of 50.0 to 62.5 basis points, based on the Company’s consolidated leverage ratio, on the unused portion of the revolving credit facility. On March 5, 2002, the Company entered into two interest rate swap agreements which became effective on March 11, 2002, each involving a notional amount of $50,000. The first agreement effectively converted $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expired on March 11, 2004. The second agreement effectively converts $50,000 of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The effective rate to the Company of the debt hedged by the remaining interest rate swap includes the fixed swap rate of 4.265 percent plus the applicable margin under the Company’s prior facility relative to the underlying debt, which margin is based upon the Company’s consolidated leverage ratio, as defined in the prior facility. As of October 31, 2004, that margin was 250.0 basis points, resulting in an effective rate of 6.765 percent on $50,000 swapped. As of October 31, 2004, the Company had $113,005 outstanding under its revolving credit facility and Term Loan B, $63,005 of which was not hedged by the interest rate swap agreement and was subject to a short-term variable interest rate of approximately 4.0 percent.

     As of October 31, 2004, the Company’s revolving credit facility was set to mature in June of 2005, and the Company’s Term Loan B was set to mature in October of 2005. As discussed below, on November 19, 2004, the Company entered into an amended and restated senior secured credit facility consisting of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. Thus, in the October 31, 2004 balance sheet, the $59,000 outstanding balance of the revolving credit facility and the $54,005 outstanding balance of the Term Loan B have been classified as long-term debt.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Long-term Debt—(Continued)

     The new facility consists of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. As a result of the refinancing, the leverage-based grid pricing for the interest rate on the Company’s new revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction. The grid for the new revolving credit facility ranges from 137.5 to 200.0 basis points. The interest rate on the Company’s Term Loan B was reduced to LIBOR plus 175.0 basis points, which is 75 basis points below the prior facility and is not subject to grid pricing. The Company will pay a commitment fee of 37.5 to 50.0 basis points, based on the Company’s consolidated leverage ratio. No amounts under the new facility are hedged by the Company’s remaining interest rate swap. The new facility has substantially the same collateral and guarantees as the prior agreement and is subject to similar but somewhat less restrictive financial and other covenants.

     The new Term Loan B matures on November 19, 2011 with 94 percent of the principal due in 2011, and the new revolving credit facility matures on November 19, 2009, although they both will terminate six months prior to the maturity date of the Company’s 10.75 percent senior subordinated notes due July 1, 2008 unless at least 75 percent of the principal amount of those notes are refinanced prior to that time.

     During the first quarter of fiscal year 2005, the Company expects to incur a charge for early extinguishment of debt of $2,650 ($1,723 after tax, or $.02 per share) to write off the remaining unamortized book value of fees on the prior facility. The fees incurred for the new facility will be approximately $1,700 and will be amortized over the life of the new debt.

          The new facility is governed by three financial covenants:

•	Maintenance on a rolling four quarter basis of a maximum consolidated leverage ratio (funded debt (net of domestic cash, cash equivalents and marketable securities) divided by EBITDA (as defined)) – Maximum 3.50x,

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDA (as defined) divided by interest expense) – Minimum 2.50x, and

•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) – Maximum 3.00x with step-downs.

     The covenants include required mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings (with the first $25,000 per year of asset sale proceeds considered to be an optional prepayment), limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. The discretionary basket is the sum of the Company’s cash and cash equivalents as of October 31, 2004 plus a percentage of equity proceeds as defined in the agreement plus the first $25,000 of asset sale proceeds plus 100 percent of net cash from operating activities minus cash used or committed to be used for capital expenditures, investments and acquisitions. The agreement also limits capital expenditures in any fiscal year to $40,000, with a provision for the carryover of permitted but unused amounts. The cost of acquisitions is unlimited if the consolidated leverage ratio is less than or equal to 3.00 to 1.00 and the consolidated senior secured leverage ratio is less than or equal to 1.75 to 1.00, after giving proforma effect to the acquisition; otherwise, the limit is $75,000 in any fiscal year, with a provision for the carryover of permitted but unused amounts.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Long-term Debt—(Continued)

     Obligations under the new facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).

     The lenders under the new facility have received a first priority perfected security interest in (i) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company and 65 percent of the voting capital stock of all direct foreign subsidiaries and (ii) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law prohibits security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder and (e) any assets with respect to which a security interest cannot be perfected.

     In December 1996, the Company issued $100,000 of 6.70 percent Notes due 2003. In connection with the Company’s June 2001 refinancing, the Company repurchased $99,900 of these Notes on June 29, 2001. As of October 31, 2003, the carrying value, including accrued interest, and the fair value of these notes was $103. The remaining balance of the 6.70 percent Notes was paid in full in December 2003.

     In April 1998, the Company issued $200,000 of 6.40 percent Remarketable Or Redeemable Securities (“ROARS”) due May 1, 2013 (remarketing date May 1, 2003). In connection with the Company’s June 2001 refinancing transactions, the Company repurchased $100,103 of the ROARS on June 29, 2001. Outstanding 6.40 percent ROARS were required to be redeemed by the Company or remarketed by the remarketing dealer on May 1, 2003. On May 1, 2003, when the remarketing dealer elected to remarket the ROARS, the Company exercised its right to redeem the ROARS rather than allow them to be remarketed. The Company paid the remarketing dealer $12,691, the contractually specified value of the remarketing right, which was based on the 10-year Treasury rate of 3.894 percent. Net of the $1,532 unamortized ROARS option premium and $130 in costs, the Company recorded a charge of $11,289 ($7,338 after tax, or $.07 per share) in the third quarter of fiscal year 2003.

     The 10.75 percent senior subordinated notes due in 2008 are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt of the Company and are pari passu in right of payment with any future senior subordinated indebtedness of the Company. The notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries (see Note 14). Interest on the notes accrues at the rate of 10.75 percent per annum and is payable semi-annually in arrears on January 1 and July 1. As of October 31, 2003, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $349,894, respectively. As of October 31, 2004, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $340,922, respectively.

     The indenture governing the 10.75 percent senior subordinated notes limits the Company’s and its subsidiaries’ ability to borrow money, create liens, pay dividends on or redeem or repurchase stock, make investments, sell stock in subsidiaries, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. On or after July 1, 2005, the Company may redeem the notes in whole or in part at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest: if redeemed during the twelve-month period beginning July 1, 2005, 105.3750 percent; if redeemed during the twelve-month period beginning July 1, 2006, 102.6875 percent; if redeemed July 1, 2007 and thereafter, 100.0000 percent. If the Company calls these notes at the first call date, it would record a charge for early extinguishment of debt of approximately $20,225 including the call premium of $16,125 and write-off of the unamortized fees of $4,100. The Company may also decide to tender for these notes

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18) Long-term Debt—(Continued)

prior to their call date, and if it does so, it could pay a premium larger than the call premium. Additionally, the write-off of the unamortized fees would be higher, and the Company would incur significant transaction expenses. The Company must offer to purchase the notes at 101 percent of their face amount, plus accrued interest, if the Company experiences specific kinds of changes in control. The indenture permits the payment of dividends if the aggregate dividends and other restricted payments since the issuance of the notes are less than the sum of, generally, 50 percent of the Company’s consolidated net income plus 100 percent of net cash proceeds from the sale of any equity interests, in each case since the issuance of the notes, plus $15,000; provided that the Company is able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio covenant and there is no default or event of default.

     Under the dividend and stock repurchase restrictions in the new facility and the indenture governing the 10.75 percent senior subordinated notes, and based on the Company’s leverage ratio as of October 31, 2004, the Company could use up to $33,730 to pay dividends or repurchase its stock during fiscal year 2005.

     As of October 31, 2004, the Company’s subsidiaries had approximately $3,800 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $1,263 of this debt is secured by liens on the stock or assets of the related subsidiaries.

     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2005 through October 31, 2009, are approximately $114,730 in 2005 (including $113,005 related to the revolving credit facility and Term Loan B which are classified as long-term debt in the October 31, 2004 balance sheet as discussed above), $770 in 2006, $542 in 2007, $300,198 in 2008 and $20 in 2009. Scheduled principal payments thereafter are $545.

(19) Guarantees

     The Company’s obligations under both its prior and its new senior secured credit facilities are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. The senior subordinated notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries including the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries. For additional information regarding the senior secured credit facility and senior subordinated notes, see Note 18.

     All obligations under both the prior and new senior secured credit facilities, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and future direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.

     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19) Guarantees—(Continued)

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

     As of October 31, 2004, the Company has guaranteed long-term debt of its subsidiaries of approximately $1,773 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(20) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
Year Ended October 31, 2004	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$43,340

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$43,340	107,522	$.40

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	637

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$43,340	108,159	$.40

	Loss	Shares	Per Share
Year Ended October 31, 2003	(Numerator)	(Denominator)	Data
Loss from continuing operations	$(51,074)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(51,074)	108,220	$(.47)

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$(51,074)	108,220	$(.47)

	Earnings	Shares	Per Share
Year Ended October 31, 2002	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$30,952

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$30,952	107,861	$.29

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	438

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$30,952	108,299	$.28

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(20) Reconciliation of Basic and Diluted Per Share Data—(Continued)

     Options to purchase 100,247 shares of common stock at a price of $6.96 per share were outstanding during the year ended October 31, 2004 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on April 12, 2005. Options to purchase 437,656 shares at prices ranging from $16.00 to $27.25 per share were outstanding during the year ended October 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expired on July 31, 2004.

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted earnings per share was 6,890,621 for the fiscal year ended October 31, 2003 because of the net loss from continuing operations for this period.

     Options to purchase 1,356,286 shares of common stock at prices ranging from $5.90 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 2002 because the options’ exercise prices were greater than the average market price of the common shares.

(21) Income Taxes

     Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and
Year Ended October 31,	Possessions	State	Foreign	Totals
2004:
Current tax expense	$7,128	$2,568	$—	$9,696
Deferred tax expense	14,831	561	—	15,392

	$21,959	$3,129	$—	$25,088

2003:
Current tax expense (benefit)	$(31,770)	$2,040	$—	$(29,730)
Deferred tax expense	35,520	527	—	36,047

	$3,750	$2,567	$—	$6,317

2002:
Current tax expense	$256	$2,048	$1,009	$3,313
Deferred tax expense	12,103	1,514	—	13,617

	$12,359	$3,562	$1,009	$16,930

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(21) Income Taxes—(Continued)

	Discontinued Operations
	U.S. and
Year Ended October 31,	Possessions	State	Foreign	Totals
2004:
Current tax expense	$272	$23	$—	$295
Deferred tax benefit	(751)	—	—	(751)

	$(479)	$23	$—	$(456)

2003:
Current tax expense	$100	$8	$—	$108
Deferred tax benefit	(2,427)	—	—	(2,427)

	$(2,327)	$8	$—	$(2,319)

2002:
Current tax expense	$503	$22	$—	$525
Deferred tax expense	—	—	—	—

	$503	$22	$—	$525

     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2004	2003	2002
Statutory tax rate	35.00%	(35.00)%	35.00%
Increases (reductions) in tax rate resulting from:
State and U.S. possessions	4.25	7.12	4.84
Goodwill impairment and other	.45	44.49	2.00
Dividend exclusion	(1.72)	(4.18)	(4.07)
Basis adjustment on sale of businesses	(1.32)	3.99	—
Foreign tax rate differential	—	—	(1.19)
Foreign income previously untaxed	—	—	(1.22)
Foreign tax credit	—	(2.30)	—

Effective tax rate	36.66%	14.12%	35.36%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(21) Income Taxes—(Continued)

     Deferred tax assets and liabilities consist of the following:

	October 31,
	2004	2003
Deferred tax assets:
Allowance for sales cancellations and doubtful accounts	$3,765	$2,593
Deferred preneed sales and expenses	133,477	138,631
Unrealized depreciation of investments	—	468
Deferred compensation	3,324	2,833
Capital loss carryover	9,484	11,920
Deductible foreign taxes	2,059	2,059
Non-compete amortization	3,047	4,019
State income taxes	14,076	15,608
Unrealized depreciation on derivative instruments	204	966
Loss on impairment of assets	11,586	21,057
Other	3,724	1,990

	184,746	202,144
Valuation allowance	(9,556)	(13,980)

	175,190	188,164

Deferred tax liabilities:
Purchase accounting adjustments	111,022	113,045
Goodwill	13,880	12,740
Depreciation	2,808	1,366

	127,710	127,151

	$47,480	$61,013
Deferred tax liability included in liabilities associated with assets held for sale	328	2,542

	$47,808	$63,555

Current net deferred asset	$4,522	$2,990
Long-term net deferred asset	43,286	60,565

	$47,808	$63,555

     For the year ended October 31, 2002, the Company’s loss before income taxes generated from properties in foreign jurisdictions was $31,007. The Company has a capital loss carryforward of $27,096 that is available until the end of fiscal year 2007.

     As discussed in Note 15, in the fourth quarter of fiscal year 2003, the Company recorded an impairment of long-lived assets. Based on its assessment of the probability of realizing the $18,080 in tax benefits associated with the potential losses generated from the impairment, the Company determined that a $13,980 tax valuation allowance was appropriate. The $13,980 valuation allowance was required because the Company anticipated the majority of sales would generate capital losses due to the expected nature of the sales transactions. The Company believed it would likely not generate sufficient capital gains over the relevant time period against which it could offset these future capital losses given the existing capital loss carryforwards it already has available to it. Sales completed in 2004 generated primarily ordinary losses based on the type of sale transaction (asset sale). A tax benefit was recorded in 2004 for these sales. Upon completion of the asset sales, the entire book basis was removed, but there remained a tax basis in the stock of the unliquidated subsidiary. Therefore, the Company has recorded a full valuation allowance against the associated tax benefit of the remaining tax basis in these subsidiaries because it is not likely that it will realize a tax benefit upon the liquidation of the subsidiaries. A small amount of capital losses were also realized in 2004, and a benefit was recorded since there were sufficient capital gains in the current year available to offset these losses. Accordingly, the valuation allowance as of October 31, 2004 was reduced to $9,556.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(22) Benefit Plans

Stewart Enterprises Employees’ Retirement Trust

     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan) (“SEERT”).” This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2004, 2003 and 2002 was approximately $2,091, $2,152 and $3,050, respectively.

Stewart Enterprises Puerto Rico Employees’ Retirement Trust

     On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan upon reaching the age of 21 and the completion of one year of service. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Eligible employees may contribute up to 10 percent of their earnings. Employee contributions are eligible for Company matching contributions at the rate of $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2004 and 2003 was $109 and $108, respectively.

Non-qualified Supplemental Retirement and Deferred Compensation Plan

     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2004, 2003 and 2002 was approximately $386, $525 and $275, respectively.

Supplemental Executive Retirement Plan

     On April 1, 2002, the Company adopted an unfunded, non-qualified defined benefit supplemental retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (“SERP”)” to provide for the payment of pension benefits to a select group of highly-compensated management employees. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The plan is construed in accordance with and governed by the laws of the State of Louisiana, except to the extent that the plan is governed by the Employee Retirement Income Security Act of 1974, as amended. The Company’s expense for the fiscal years ended October 31, 2004, 2003 and 2002 was $1,800, $1,960 and $1,091, respectively. The Company’s liability as of October 31, 2004 and 2003 was $4,712 and $3,021, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(22) Benefit Plans—(Continued)

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

     From July 1998 to February 1999, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 3,682,250 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $16.00 to $27.25 per share. One-third of the options became exercisable in 20 percent annual increments beginning on July 17, 1999. The remaining two-thirds of the options would become exercisable in full on the first day between the grant date and July 17, 2003 that the average of the closing sale prices of a share of Class A common stock over the 20 preceding consecutive trading days equals or exceeds $67.81, which represents a 20 percent annual compounded growth in the price of a share of Class A common stock over five years. All of the options expired on July 31, 2004.

     In January 2000, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 4,018,168 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.50 to $6.00 per share. The options became exercisable in 25 percent annual increments beginning January 21, 2001. All of these options expire on January 21, 2005. As of October 31, 2004, 1,714,357 of these options had been exercised, and 1,280,564 options had been forfeited.

     From February 2003 to June 2003, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 200,000 shares of Class A common stock at an exercise price of $5.16. The options became exercisable in 50 percent annual increments beginning February 14, 2004. All of these options expire on April 12, 2005. As of October 31, 2004, 15,062 of these options had been exercised, and none had been forfeited.

     From November 2003 to March 2004, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 141,000 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.16 to $6.96 per share. The options vested immediately. All of these options expire on January 31, 2005 or April 12, 2005. As of October 31, 2004, 38,041 of these options had been exercised and 3,333 options had been forfeited. On December 22, 2003, the Company granted new options to its executive officers for the purchase of 780,000 shares of Class A common stock at an exercise price of $5.44. These options became exercisable in one-third increments beginning

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(22) Benefit Plans—(Continued)

October 31, 2004. All of these options expire on December 22, 2013. As of October 31, 2004, none of these options had been exercised, and 286,666 had been forfeited.

2000 Incentive Compensation Plan

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. From April 2000 through June 2003, the Company had granted options to officers and other employees for the purchase of a total of 3,389,532 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $6.96 per share. The options generally became exercisable in 25 percent annual increments beginning on April 12, 2001. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on April 12, 2005. As of October 31, 2004, 1,238,939 of these options had been exercised, and 626,172 options had been forfeited.

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

     In January 2000, the Company granted 14,400 new options to purchase shares of Class A common stock under the Directors’ Stock Option Plan to each director of the Company who is not an employee of the Company. A total of 72,000 options were granted at an exercise price of $6.00 per share. The options vested immediately. All of these options expire on January 31, 2005. As of October 31, 2004, none of these options had been exercised, and 14,400 options had been forfeited.

2000 Directors’ Stock Option Plan

     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Directors’ Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 50,000 shares of the Company’s Class A common stock on April 13, 2000. The Company granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. On December 18, 2001, the Company granted 58,334 options at an exercise price equal to fair market value at grant date, which was $6.05 per share. The options generally became exercisable in 25 percent annual increments beginning on April 13, 2001. On February 18, 2004, the Company granted 2,083 options at an exercise price equal to the fair market value at the grant date, which was $6.25 per share. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expire on January 31, 2005. As of October 31, 2004, 72,190 of these options had been exercised, and 50,000 options had been forfeited.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(22) Benefit Plans—(Continued)

Employee Stock Purchase Plan

     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Plan. The Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined in the Plan. As of October 31, 2004, 148,576 shares had been acquired under this Plan.

Statement of Financial Accounting Standards No. 123

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of October 31, 2004, 2003 and 2002, and the changes that occurred during fiscal years 2004, 2003 and 2002.

	2004		2003		2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	6,787,624	$7.09	8,062,406	$10.22	8,216,572	$10.66
Granted	923,083	$5.48	254,000	$5.16	347,334	$6.01
Exercised/Repurchased	(2,974,461)	$5.07	(5,000)	$5.16	(45,050)	$4.27
Forfeited	(1,214,853)	$16.08	(1,523,782)	$23.34	(456,450)	$15.57

Outstanding at end of year	3,521,393	$5.26	6,787,624	$7.09	8,062,406	$10.22

Exercisable at end of year	3,288,062	$5.25	4,957,194	$7.79	3,361,888	$8.39

Weighted-average fair value of options granted		$2.22		$1.80		$2.52

The following table further describes the Company’s stock options outstanding as of October 31, 2004.

	Options Outstanding			Options Exercisable
Range of	Number	Weighted Average		Number
Exercise	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Prices	At 10/31/2004	Contractual Life	Exercise Price	At 10/31/2004	Exercise Price
$ 3.78	3,719	.45 years	$3.78	3,719	$3.78
$ 4.16 to $ 4.41	804,000	.43 years	$4.28	804,000	$4.28
$ 5.16 to $ 6.00	2,412,908	2.13 years	$5.45	2,179,577	$5.45
$ 6.01 to $ 6.96	300,766	.42 years	$6.40	300,766	$6.40

$ 3.78 to $ 6.96	3,521,393	1.59 years	$5.26	3,288,062	$5.25

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(22) Benefit Plans—(Continued)

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

		Year Ended October 31,
		2004	2003	2002
			(Unaudited)
Net earnings (loss)	- as reported	$46,162	$(73,468)	$31,866
	- pro forma	44,695	(76,400)	27,339

Basic earnings (loss) per common share	- as reported	$.43	$(.68)	$.30
	- pro forma	.42	(.71)	.25

Diluted earnings (loss) per common share	- as reported	$.43	$(.68)	$.29
	- pro forma	.41	(.71)	.25

     The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2004, 2003 and 2002, respectively: expected dividend yield of zero percent, zero percent and .1 percent; expected volatility of 38.9 percent, 38.7 percent and 32.5 percent; risk-free interest rate of 4.4 percent, 4.8 percent and 4.5 percent; and an expected term of 3.9 years, 3.8 years and 3.6 years.

     Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2004, 2003 and 2002, respectively: expected dividend yield of zero percent for all years; expected volatility of 62.7 percent, 59.7 percent and 57.8 percent; risk-free interest rate of 1.1 percent, 1.3 percent and 2.3 percent; and an expected term of .5 years for all years.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(23) Commitments, Contingencies and Related Party Transactions

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

     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. Rent expense under these leases was $5,755, $5,799 and $6,451 for the years ended October 31, 2004, 2003 and 2002, respectively. The Company leased office space from a non-affiliated company through September 30, 2004. Rental payments to the non-affiliated company were $295 for the year ended October 31, 2004, and $322 per year for the years ended October 31, 2003 and 2002.

     The Company’s future minimum lease payments as of October 31, 2004 are $4,702, $4,210, $3,731, $2,950, $3,889 and $19,603 for the years ending October 31, 2005, 2006, 2007, 2008, 2009 and later years, respectively. Additionally, the Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. The Company’s future non-compete payments as of October 31, 2004 for the same periods are $2,915, $1,929, $1,538, $1,209, $328 and $552, respectively.

     The Company is required to maintain a bond ($41,061 as of October 31, 2004) to guarantee its obligations relating to funds the Company withdrew from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.

     On June 8, 2004, the Company announced that William E. Rowe, Chairman of the Board, Chief Executive Officer and President, had decided to retire effective October 31, 2004. He stepped down from his position as President and Chief Executive Officer and has continued in his role as Chairman of the Board. As part of Mr. Rowe’s separation agreement, the Company will pay Mr. Rowe $1,000 in equal installments over a two year period, effective October 31, 2004. The Company recorded the $1,000 charge in the third quarter of fiscal year 2004 but will make the payments in accordance with the terms of the agreement.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(23) Commitments, Contingencies and Related Party Transactions—(Continued)

     On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down to pursue other interests. According to the terms of his employment agreement, he is entitled to receive an amount equal to two years of salary, or $800, over two years. The Company recorded the $800 charge in the third quarter of 2003 and has paid $560 of the $800 commitment as of October 31, 2004. The remaining amount will be fully paid by June 17, 2005.

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2004, including accrued interest, was approximately $1,006.

     The father of G. Kenneth Stephens, Jr., Senior Vice President and President of the Company’s Eastern Division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. For the years ended October 31, 2004, 2003 and 2002, the Company paid Cemetery Funeral Supply, Inc. $252, $281 and $257, respectively.

(24) Segment Data

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

     As of October 31, 2004, the Company conducted both funeral and cemetery operations in the United States and Puerto Rico. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands during the fourth quarter of fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(24) Segment Data—(Continued)

     The operations of businesses sold during fiscal year 2002 (including foreign operations), the operations of businesses sold as real estate during fiscal years 2003 and 2004 and any gains and losses related to these businesses are included in continuing operations for all periods presented. The table below presents information about reported segments for the fiscal years ended October 31, 2004, 2003 and 2002 for the Company’s continuing operations only:

			Reconciling	Consolidated
	Funeral	Cemetery	Items (1)	Totals
Revenues from external customers
October 31, 2004	$278,426	236,227	—	$514,653
October 31, 2003	$278,362	222,774	—	$501,136
October 31, 2002	$323,430	235,516	—	$558,946

Gross profit
October 31, 2004	$78,394	56,371	—	$134,765
October 31, 2003	$70,161	49,721	—	$119,882
October 31, 2002	$86,768	56,662	—	$143,430

     The table below presents information about reported segments for the fiscal years ended October 31, 2004, 2003 and 2002 and as of October 31, 2004 and 2003:

Additions to long-lived assets (2)
October 31, 2004	$9,629	15,680	5,405	$30,714
October 31, 2003	$8,978	14,836	4,390	$28,204
October 31, 2002	$9,108	14,220	4,670	$27,998

Depreciation and amortization
October 31, 2004	$23,724	24,273	4,823	$52,820
October 31, 2003	$25,240	24,258	4,213	$53,711
October 31, 2002	$25,969	26,016	4,192	$56,177

Total assets
October 31, 2004	$1,174,886	1,315,230	75,244	$2,565,360
October 31, 2003	$1,312,177	1,141,356	119,989	$2,573,522

Goodwill
October 31, 2004	$318,780	85,234	—	$404,014
October 31, 2003	$319,103	84,939	—	$404,042

Assets held for sale (3)
October 31, 2004	$11,090	5,292	—	$16,382
October 31, 2003	$44,144	7,923	—	$52,067

(1)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(2)	Long-lived assets include cemetery property and net property and equipment.

(3)	See Note 15.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(24) Segment Data—(Continued)

     A reconciliation of total segment gross profit to total earnings (loss) from continuing operations before income taxes for the fiscal years ended October 31, 2004, 2003 and 2002, is as follows:

	Year Ended October 31,
	2004	2003	2002
Gross profit for reportable segments	$134,765	$119,882	$143,430
Corporate general and administrative expenses	(17,097)	(17,733)	(17,261)
Separation charges	(3,435)	(2,450)	—
Impairment of goodwill	—	(73,000)	—
Gains on dispositions and impairment (losses), net	353	(9,316)	(18,500)
Other operating income, net	2,099	2,082	2,532
Interest expense	(47,335)	(53,478)	(62,339)
Loss on early extinguishment of debt	—	(11,289)	—
Investment and other income (expense), net	(922)	545	20

Earnings (loss) from continuing operations before income taxes	$68,428	$(44,757)	$47,882

	U.S. and
	Possessions (1)	Foreign (2)	Consolidated
Revenues from external customers
October 31, 2004	$514,653	—	$514,653
October 31, 2003	$501,136	—	$501,136
October 31, 2002	$516,451	42,495	$558,946

Gross profit
October 31, 2004	$134,765	—	$134,765
October 31, 2003	$119,882	—	$119,882
October 31, 2002	$138,182	5,248	$143,430

(1)	Includes the Company’s operations in the United States and Puerto Rico.

(2)	Foreign revenue is based on the country in which the sales originate. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(25) Quarterly Financial Data (Unaudited)

Year Ended October 31, 2004(1)	First	Second	Third	Fourth
Revenues	$129,838	$130,079	$127,611	$125,898
Gross profit	36,841	36,859	31,424	29,375
Net earnings	11,728	14,757	10,483	8,834
Earnings per common share:
Basic	.11	.14	.10	.08
Diluted	.11	.14	.10	.08

Year Ended October 31, 2003(2)	First	Second	Third	Fourth
Revenues	$125,197	$127,308	$123,774	$123,678
Gross profit	31,077	32,578	28,125	28,044
Net earnings (loss)	9,473	9,491	(2,499)	(89,933)
Earnings (loss) per common share:
Basic	.09	.09	(.02)	(.83)
Diluted	.09	.09	(.02)	(.83)

(1)	First quarter of fiscal year 2004 includes a charge of $1,993 ($1,236 after tax, or $.01 per share) for severance costs associated with the workforce reductions the Company announced in December 2003. Second quarter of fiscal year 2004 includes a charge of $91 relating to the impairment of certain real estate designated by the Company as held for sale and a charge of $138 for severance costs associated with the December 2003 workforce reductions. Third quarter of fiscal year 2004 includes a $586 reduction in the 2003 impairment charge in continuing operations and a $643 increase in the 2003 impairment charge in discontinued operations. Third quarter of fiscal year 2004 also includes a charge of $1,085 ($673 after tax, or $.01 per share) relating to the December 2003 workforce reductions and separation pay for a former executive officer. Fourth quarter of fiscal year 2004 includes gains on dispositions, net of impairment losses, of $69 in continuing operations and $520 in discontinued operations. Fourth quarter of fiscal year 2004 also includes a charge of $219 for severance costs associated with the December 2003 workforce reductions .

(2)	Third quarter of fiscal year 2003 includes a charge of $11,289 ($7,338 after tax, or $.07 per share) in connection with the redemption of the ROARS and a charge of $2,450 ($1,519 after tax, or $.01 per share) related to separation pay for former executive officers. Fourth quarter of fiscal year 2003 includes a noncash charge of $73,000 ($66,900 after tax, or $.62 per share) in connection with goodwill impairment in the cemetery segment. Fourth quarter of fiscal year 2003 also includes long-lived asset impairment charges of $9,316 ($7,635 after tax, or $.07 per share) in continuing operations and $24,984 ($22,565 after tax, or $.21 per share) in discontinued operations.

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

(26) Subsequent Events

     On November 19, 2004, the Company entered into an amended and restated senior secured credit facility. For additional information, see Note 18.

     On December 2, 2004, Thomas M. Kitchen was selected as Executive Vice President and Chief Financial Officer of the Company. On December 14, 2004, Leslie Rosenthal Jacobs resigned from the Company’s Board of Directors. On December 15, 2004, Ashton J. Ryan, Jr. was elected to the Company’s Board of Directors.

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

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

     The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2005 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

     We have adopted the Stewart Enterprises, Inc. Code of Business Conduct and Ethics (the “code”), a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code is available at the Company website where all of its public filings are available free of charge on the same day they are filed with the SEC. The Company’s website address is www.stewartenterprises.com. Any substantive amendments to the code, or any waivers granted for any directors or our Chief Executive Officer, Chief Financial Officer or Corporate Controller will be disclosed in a report on Form 8-K.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2005 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2005 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Equity Compensation Plan Information

     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2004:

Number of Securities
Remaining Available For
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation Plans
	be Issued Upon Exercise	Outstanding	(Excluding Securities
	of Outstanding Options,	Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights	and Rights	Column) (2)
Equity compensation plans approved by security holders (1)	3,663,394	$5.27	6,304,384
Equity compensation plans not approved by security holders	—	—	—

Total	3,663,394	$5.27	6,304,384

(1)	Consists of the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan, the Directors’ Stock Option Plan, the 2000 Directors’ Stock Option Plan and the 2003 Employee Stock Purchase Plan.

(2)	Includes 5,076,737, 236,640 and 139,583 shares of our common stock under the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan and the 2000 Directors’ Stock Option Plan, respectively, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 851,424 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2005 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14. Principal Accounting Fees and Services

     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2005 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) Documents filed as part of this report:

(1) Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

     All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of Stewart Enterprises, Inc.:

Our audits of the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries referred to in our report dated January 5, 2005 appearing in Item 8 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
January 5, 2005

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	COLUMN B	COLUMN C	COLUMN D
	Balance at	Charged to	Charged to		COLUMN F
COLUMN A	beginning	costs and	other	COLUMN E	Balance at
Description	of period	expenses	accounts(1)	Write-offs	end of period
Current—Allowance for contract cancellations and doubtful accounts:
Year ended October 31,
2004	$3,486	2,416	—	(417)	$5,485
2003	$3,369	2,809	(57)	(2,635)	$3,486
2002	$5,348	4,139	—	(6,118)	$3,369

Due after one year—Allowance for contract cancellations and doubtful accounts:
Year ended October 31,
2004	$6,579	4,691	—	(3,248)	$8,022
2003	$5,868	5,218	—	(4,507)	$6,579
2002	$8,875	7,360	—	(10,367)	$5,868

Deferred tax asset valuation allowance
Year ended October 31,
2004	$13,980	(263)	—	(4,161)	$9,556
2003	$—	13,980	—	—	$13,980
2002	$—	—	—	—	$—

(1)	In fiscal year 2003, amounts charged to other accounts represent the reduction due to the assets held for sale and the reduction due to asset sales completed.

Item 15(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders Party Hereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 22, 2004)

4.5	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements

10.3	Form of Indemnity Agreement between the Company and its Directors and Executive Officers

10.4	Retirement Benefits Agreement dated June 20, 2003, between the Company and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.5	Separation Agreement by and between the Company and William E. Rowe dated June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)

10.6	Restricted Stock Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 18, 2004)

10.7	Stock Option Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 18, 2004)

10.8	Stock Option Agreement under the 2000 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 18, 2004)

10.9	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde

10.10	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde and Everett N. Kendrick

10.11	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K, Commission File No. 1-15449)

10.12	Employment Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen

10.13	Change of Control Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen

10.14	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins

10.15	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins, Brent F. Heffron, Randall L. Stricklin, G. Kenneth Stephens, Jr. and Michael K. Crane

10.16	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K, Commission File No. 1-15449)

10.17	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Brent F. Heffron

10.18	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K, Commission File No. 1-15449)

10.19	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997, Commission File No. 1-15449)

10.20	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998, Commission File No. 1-15449)

10.21	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Randall L. Stricklin

10.22	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and G. Kenneth Stephens, Jr.

10.23	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Michael K. Crane

10.24	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Everett N. Kendrick

10.25	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K, Commission File No. 1-15449)

10.26	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K, Commission File No. 1-15449)

10.27	Form of Stock Option Agreement between the Company and its Executive Officers

10.28	Form of Restricted Stock Agreement between the Company and its Executive Officers

10.29	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K); Amendment thereto dated January 1, 2003 (incorporated by reference to Exhibit 10.34 to the 2002 10-K); Amendment thereto dated January 1, 2004; Commission File No. 1-15449

10.30	The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K); Commission File No. 1-15449

10.31	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 1-15449

10.32	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 1-15449

10.33	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s 2003 definitive proxy statement for the fiscal year ended October 31, 2002)

10.34	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on

Form 10-K for the fiscal year ended October 31, 2000)

10.35	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000); Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.36	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 to the 2001 10-K)

10.37	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 to the 2001 10-K)

10.38	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

10.39	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Amendment dated September 24, 2003 to the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

10.3	Form of Indemnity Agreement between the Company and its Directors and Executive Officers

10.9	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde

10.10	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde and Everett N. Kendrick

10.12	Employment Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen

10.13	Change of Control Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen

10.14	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins

10.15	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins, Brent F. Heffron, Randall L. Stricklin, G. Kenneth Stephens, Jr. and Michael K. Crane

10.17	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Brent F. Heffron

10.21	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Randall L. Stricklin

10.22	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and G. Kenneth

Stephens, Jr.

10.23	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Michael K. Crane

10.24	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Everett N. Kendrick

10.27	Form of Stock Option Agreement between the Company and its Executive Officers

10.28	Form of Restricted Stock Agreement between the Company and its Executive Officers

10.29	Amendment dated January 1, 2004 to the Stewart Enterprises Employees’ Retirement Trust

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 7, 2005.

STEWART ENTERPRISES, INC.
By:	/s/ KENNETH C. BUDDE
Kenneth C. Budde
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM E. ROWE

William E. Rowe	Chairman of the Board	January 7, 2005

/s/ KENNETH C. BUDDE

Kenneth C. Budde (Principal Executive Officer)	President, Chief Executive Officer and a Director	January 7, 2005

/s/ THOMAS M. KITCHEN

Thomas M. Kitchen (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and a Director	January 7, 2005

/s/ MICHAEL G. HYMEL

Michael G. Hymel (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	January 7, 2005

/s/ FRANK B. STEWART, JR.

Frank B. Stewart, Jr.	Director	January 7, 2005

/s/ JOHN P. LABORDE

John P. Laborde	Director	January 7, 2005

/s/ ALDEN J. McDONALD, JR.

Alden J. McDonald, Jr.	Director	January 7, 2005

/s/ JAMES W. McFARLAND

James W. McFarland	Director	January 7, 2005

/s/ MICHAEL O. READ

Michael O. Read	Director	January 7, 2005

/s/ ASHTON J. RYAN, JR.

Ashton J. Ryan, Jr.	Director	January 7, 2005

EXHIBIT INDEX

10.3	Form of Indemnity Agreement between the Company and its Directors and Executive Officers

10.9	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde

10.10	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde and Everett N. Kendrick

10.12	Employment Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen

10.13	Change of Control Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen

10.14	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins

10.15	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins, Brent F. Heffron, Randall L. Stricklin, G. Kenneth Stephens, Jr. and Michael K. Crane

10.17	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Brent F. Heffron

10.21	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Randall L. Stricklin

10.22	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and G. Kenneth Stephens, Jr.

10.23	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Michael K. Crane

10.24	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Everett N. Kendrick

10.27	Form of Stock Option Agreement between the Company and its Executive Officers

10.28	Form of Restricted Stock Agreement between the Company and its Executive Officers

10.29	Amendment dated January 1, 2004 to the Stewart Enterprises Employees’ Retirement Trust

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer