Form 10-K/A
period 2004-10-31
STEWART ENTERPRISES INC
filed 2005-02-28
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed by Stewart Enterprises, Inc. (the “Company”) as an amendment to its Annual Report on Form 10-K for the year ended October 31, 2004 to amend Part III, Items 10-14. This amendment is being filed pursuant to General Instruction G(3) of Form 10-K because the Company’s definitive proxy statement for its 2005 annual meeting of shareholders will be filed with the Securities and Exchange Commission more than 120 days after the end of the Company’s fiscal year. No other information in the original filing is amended hereby. This amendment does not otherwise reflect events occurring after the original filing date of January 11, 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.

Directors

     The following table sets forth certain information regarding our directors including whether they have been determined by the board of directors to be “independent” as defined by the listing standards of the Nasdaq Stock Market, Inc. Unless otherwise indicated, each director has been engaged in the principal occupation shown for more than the past five years.

Name, Age, Principal Occupation	Director	Term
and Directorships in other Public Companies	Since	Expires	Independent
James W. McFarland, 59	1995	2008	Yes
Dean and J.F., Jr. and Jessie Lee Seinsheimer
Chair, A.B. Freeman School of Business,
Tulane University(1)

Kenneth C. Budde, 57	1998	2008	No
President and Chief Executive Officer(2)

Alden J. McDonald, Jr., 61	2001	2008	Yes
President and Chief Executive Officer,
Liberty Bank and Trust Co.(3)

William E. Rowe, 58	1994	2006	No
Chairman of the Board (4)

Michael O. Read, 61	1991	2006	Yes
Senior Vice President,
Hibernia National Bank(5)

Ashton J. Ryan, Jr., 57	2004	2006	Yes
President and Chief Executive Officer,
Firstrust Corporation(6)

Frank B. Stewart, Jr., 69	1970	2007	No
Chairman Emeritus(7)

John P. Laborde, 81	1995	2007	Yes
Retired, Chairman Emeritus, Tidewater Inc.
(marine transportation) and Chairman, Laborde
Marine Lifts, Inc. (marine offshore services)(8)

Name, Age, Principal Occupation	Director	Term
and Directorships in other Public Companies	Since	Expires	Independent
Thomas M. Kitchen, 57	2004	2007	No
Executive Vice President and Chief Financial Officer(9)

(1)	Dean McFarland is also a director of Sizeler Property Investors, Inc. He is the chairman of our compensation committee and investment committee and a member of our corporate governance and nominating committee.

(2)	Mr. Budde has served as President and Chief Executive Officer since June 2004. He was our Chief Financial Officer from May 1998 until December 2004 and our Executive Vice President from May 1998 until June 2004.

(3)	Mr. McDonald is the chairman of our audit committee and a member of our corporate governance and nominating committee.

(4)	Mr. Rowe has served as our Chairman of the Board since September 2003. He was our Chief Executive Officer from November 1999 until June 2004 and our President from November 1994 until June 2004.

(5)	Mr. Read is a member of our audit committee, compensation committee and corporate governance and nominating committee. Prior to January 2001, Mr. Read was a Vice President at Marsh USA, Inc., an insurance brokerage and consulting firm.

(6)	Mr. Ryan is also a director of OCA, Inc. He is a member of our audit committee and corporate governance and nominating committee. From July 1998 until October 1998, he served as Vice Chairman of Bank One, Louisiana and Chairman of its New Orleans market. Prior to its acquisition by Bank One in 1998, he served as President and Chief Executive Officer of First National Bank of Commerce, positions he held since 1991. Mr. Ryan spent the first 20 years of his career with Arthur Andersen and Company, specializing in auditing and consulting for several financial institutions.

(7)	Mr. Stewart retired as Chairman of the Board in September 2003 and became our Chairman Emeritus at that time. He is a member of our investment committee.

(8)	Mr. Laborde is also a director of Stone Energy Corporation and VT Halter Marine, Inc. He is the chairman of our corporate governance and nominating committee and has been designated by that committee as the board’s lead independent director.

(9)	Mr. Kitchen is a member of our investment committee. He has served as our Executive Vice President and Chief Financial Officer since December 2004 and as a director since February 2004. From July 2003 to November 2004, he was Investment Management Consultant at Equitas Capital Advisors, LLC. From November 1999 to January 2002, he was President of Avondale Industries, Inc., a shipbuilder.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10 percent beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely on a review of copies of such forms, or written representations that no filings were required, we believe that all such required reports were filed on a timely basis during fiscal year 2004, except that Michael K. Crane, Sr., made one late filing on Form 4 covering the option to purchase 50,000 shares of Class A common stock granted to him on February 1, 2004.

Code of Business Conduct and Ethics

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

Audit Committee Financial Expert

     The board of directors has a separately-designated standing audit committee. The members of the audit committee are Alden J. McDonald, Jr., Michael O. Read and Ashton J. Ryan, Jr. All members of the audit committee are independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market, Inc. The board has determined that Ashton J. Ryan, Jr. is an audit committee financial expert as defined in Item 401(h) of Regulation S-K. For a description of Mr. Ryan’s business experience, see note 6 in the “Directors” section above.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary of Compensation

     The following table sets forth information with respect to the compensation paid to our Chief Executive Officers and to each of our four most highly compensated other executive officers for services rendered during the fiscal years ended October 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation Awards
Name and						Securities
Principal		Annual Compensation		Restricted Stock		Underlying		All Other
Position	Year	Salary	Bonus	Awards (1)		Options		Compensation
William E. Rowe (2)	2004	$650,000	$0	$903,040	(4)	430,000	(5)	$86,508	(6)
Chairman of the Board	2003	650,000	0	0		0		80,307
	2002	650,000	585,000	0		0		61,658

Kenneth C. Budde (3)	2004	373,601	236,250	95,200		50,000		35,478	(6)
President and	2003	300,000	0	0		0		26,514
Chief Executive Officer	2002	300,000	246,750	0		0		22,052

Everett N. Kendrick	2004	300,000	187,500	81,600		50,000		16,562	(6)
Senior Vice President	2003	300,000	0	0		50,000		15,746
and President-Sales and	2002	300,000	97,500	0		50,000		11,803
Marketing Div.

Randall L. Stricklin	2004	300,000	163,500	81,600		50,000		11,113	(6)
Senior Vice President	2003	287,019	0	0		50,000		14,073
and President-Western Div.	2002	261,826	222,469	0		50,000		12,842

G. Kenneth Stephens, Jr.	2004	300,000	144,750	81,600		50,000		19,068	(6)
Senior Vice President	2003	293,270	0	0		50,000		17,755
and President-Eastern Div.	2002	267,403	137,735	0		50,000		10,192

Lawrence B. Hawkins	2004	300,000	135,831	95,200		50,000		3,659	(6)
Executive Vice President	2003	300,000	0	0		0		11,904
and President, Investors	2002	300,000	175,000	0		0		7,951
Trust, Inc.

(1)	On December 22, 2003, we granted 271,000 shares of restricted stock to our executive officers. The restricted stock vests equally on October 31, 2004, October 31, 2005 and October 31, 2006. As of October 31, 2004, 110,666 shares have been cancelled and 27,972 were withheld to cover the tax obligation related to the restricted stock that vested on October 31, 2004. No dividends will be paid on the restricted stock as the Company suspended the payment of dividends in fiscal year 2000. As of October 31, 2004, the following are the number of restricted shares held and the dollar value of these shares for each of the named executive officers: Mr. Rowe, 0 and $0; Mr. Budde and Mr. Hawkins, 11,666 shares each valued at $83,062; Mr. Kendrick, Mr. Stricklin and Mr. Stephens, 10,000 shares each valued at $71,200.

(2)	Until June 3, 2004, Mr. Rowe was also our President and Chief Executive Officer.

(3)	Mr. Budde has served as our President and Chief Executive Officer since June 2004. He was our Chief Financial Officer from May 1998 until December 2004 and our Executive Vice President from May 1998 until June 2004.

(4)	Upon his termination of employment, Mr. Rowe forfeited 110,666 of the original 166,000 restricted shares granted to him. The grant date value of the shares not forfeited was $301,017.

(5)	Upon his termination of employment, Mr. Rowe forfeited 286,666 of these options.

(6)	Consists of our contributions to the accounts of the named executive officers in our Stewart Enterprises Employees’ Retirement Trust (SEERT), our contributions to the accounts of the named executive officers in our Supplemental Retirement and Deferred Compensation Plan (the “Supplemental Plan”) and interest earned in the named executive officers’ accounts in the Supplemental Plan that is considered to be at an above-market interest rate as compared to 120% of the federal long-term rate as prescribed under Section 1274(d) of the Internal Revenue Code, respectively: Mr. Rowe, $5,443, $13,345 and $67,720; Mr. Budde, $6,462, $10,306 and $18,710; Mr. Kendrick, $5,925, $5,978 and $4,659; Mr. Stricklin, $5,925, $1,234 and $3,954; Mr. Stephens, $5,822, $7,061 and $6,185; Mr. Hawkins, $800, $1,135 and $1,724.

Stock Options

     The following two tables present information with respect to the executive officers named in the Summary Compensation Table concerning grants and exercises of stock options during the last fiscal year and unexercised options as of October 31, 2004.

Option Grants in Last Fiscal Year

			% of Total
	Number of		Options
	Securities		Granted to			Potential Realizable Value at Assumed
	Underlying		Employees			Annual Rates of Stock Price Appreciation
	Options		in Fiscal	Exercise	Expiration	for Option Term(2)
	Granted(1)		Year	Price	Date	5%	10%
William E. Rowe	430,000	(3)	46.6%	$5.44	12/22/08	$646,278	$1,428,105
Kenneth C. Budde	50,000		5.4%	5.44	12/22/13	171,059	433,498
Everett N. Kendrick	50,000		5.4%	5.44	12/22/13	171,059	433,498
Randall L. Stricklin	50,000		5.4%	5.44	12/22/13	171,059	433,498
G. Kenneth Stephens, Jr.	50,000		5.4%	5.44	12/22/13	171,059	433,498
Lawrence B. Hawkins	50,000		5.4%	5.44	12/22/13	171,059	433,498

(1)	All options become immediately exercisable upon a change of control of our company, and the compensation committee may accelerate the exercisability of the options at any time in its discretion. The options vest equally on October 31, 2004, October 31, 2005 and October 31, 2006.

(2)	The appreciation is calculated over the term of the options rounded to the nearest one-half year, beginning with the fair market value on the date of grant of the options, which was $5.44 on December 22, 2003. As of February 8, 2005, the price of a share of our Class A common stock was $6.39.

(3)	Mr. Rowe forfeited 286,666 of these options upon his termination of employment.

Aggregate Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised		In-the-Money
	Shares		Stock Options at		Options at
	Acquired	Value	October 31, 2004		October 31, 2004(2)
	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
William E. Rowe	252,929	$538,189	890,405	0	$2,060,406	$0
Kenneth C. Budde	264,219	827,370	252,448	33,333	409,966	55,999
Everett N. Kendrick	119,450	255,383	297,217	33,333	411,449	55,999
Randall L. Stricklin	263,849	861,856	152,818	33,333	163,574	55,999
G. Kenneth Stephens, Jr.	91,784	160,267	324,883	33,333	582,511	55,999
Lawrence B. Hawkins	97,492	207,446	319,175	33,333	654,249	55,999

(1)	The value realized is (A) the difference between (1) the closing price of our Class A common stock on the date the options were exercised and (2) the exercise price, multiplied by (B) the number of options exercised.

(2)	The value reflected in this table is equal to the difference between the stock price at October 31, 2004 and the exercise price multiplied by the number of exercisable and unexercisable “in-the-money” options, respectively.

Supplemental Executive Retirement Plan

     Effective April 1, 2002, the company adopted the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (the “SERP”). The SERP is an unfunded, nonqualified, noncontributory defined benefit plan that provides retirement benefits to all of our executive officers. The benefits provided under the SERP are intended to supplement the benefits available under our 401(k) Plan and, in part, to replace a benefit previously available under the executive officers’ employment agreements.

     The SERP provides for a monthly retirement benefit based solely on a percentage of final average compensation, which is defined as the participant’s average monthly salary for the 36 months prior to the participant’s retirement date. The percentage varies based on whether the participant is designated as a “Class A” or “Class B” participant. The normal annual retirement benefit for a Class A participant is 50% of final average compensation and for a Class B participant is 40% of final average compensation. If the employee elects early retirement prior to age 65, benefits are reduced based on the number of years or partial years the early retirement date precedes age 65. A participant who terminates employment prior to age 55 is not eligible to receive benefits under the SERP.

     Participants receive their benefit in the form of a monthly life annuity unless they elect a joint-and-survivor annuity or a ten-years-certain and life annuity. If the participant elects an alternate payment option, the benefit will be the actuarial equivalent of a life annuity.

     Assuming that final average compensation equals 2004 fiscal year base salary, the estimated annual benefits that would be payable at normal retirement age to Messrs. Rowe and Budde, each of whom is a Class A participant, and Messrs. Kendrick, Stricklin, Stephens and Hawkins, each of whom is a Class B participant, are $325,000, $186,801, $120,000, $120,000, $120,000 and $120,000, respectively.

Compensation of Directors

     Each member of the board of directors who is not a full-time employee (an “Outside Director”) was paid during the last fiscal year (1) a quarterly retainer of $5,250, (2) $1,500 for each board meeting attended and (3) $1,500 for each committee meeting attended. Meeting fees for committee chairs are $1,800 per meeting. Directors who are employees do not receive additional compensation for their service on the board or board committees.

     In 2000, we granted options to purchase 64,400 shares of our Class A common stock to each Outside Director (14,400 options under the Amended and Restated Directors’ Stock Option Plan and 50,000 options under the 2000 Directors’ Stock Option Plan). A portion of the options became exercisable immediately, and a portion became exercisable in 25 percent annual increments. Options not previously exercised expired on January 31, 2005. The exercise price of the options was the fair market value of the Class A common stock on the date of grant. Any person who joined the board as an Outside Director between the 2000 and the 2004 Annual Meeting of Shareholders received an option for a pro rata portion of a 50,000 grant.

     On July 15, 2003, we announced that Frank B. Stewart, Jr., Chairman of the Board, had elected to retire and become Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, we agreed to pay Mr. Stewart $1,650,000 in three installments of $550,000 each. The first payment was made within five days after the announcement of his retirement. The second payment was made on June 20, 2004 and the final payment will be made on June 20, 2005.

Employment Agreements

     Effective November 1, 2004, we renewed our employment agreements with Messrs. Budde, Kendrick, Stricklin, Stephens and Hawkins (sometimes referred to as the “Named Executive Officers”). The agreements provide for employment through October 31, 2007 for Messrs. Budde and Kendrick and through October 31, 2006 for Messrs. Stricklin, Stephens and Hawkins, subject to earlier termination under limited, specified circumstances, at a fixed annual salary. The agreements also provide for an annual bonus, which is awarded based upon factors established annually. Each executive has agreed that he will not compete with us for a period of two years after the termination of his employment.

     Mr. Rowe’s employment agreement effective November 1, 2001, provided for an annual salary of $650,000 per fiscal year. In June 2004, we announced that Mr. Rowe had decided to retire from his position as President and Chief Executive Officer. Effective June 3, 2004, we entered into a separation agreement with Mr. Rowe, pursuant to which he continued to be employed as our Chairman of the Board through October 31, 2004. As part of Mr. Rowe’s separation agreement, he continued to receive his annual salary of $650,000 but received no bonus for fiscal year 2004. The separation agreement also requires us to pay Mr. Rowe a total of $1,000,000 in equal monthly installments over a two-year period beginning October 31, 2004. Mr. Rowe has agreed not to compete with us for a period of two years after the termination of his employment.

     Mr. Budde’s previous agreement provided for an annual salary of $300,000 per fiscal year and a maximum bonus of 140% of salary. Mr. Budde’s new employment agreement provides for a salary of $500,000 per fiscal year beginning in fiscal year 2005 with an annual increase of $50,000 in each of fiscal years 2006 and 2007, and a maximum annual bonus of 150% of salary beginning in fiscal year 2005, with an increase of up to 160% in fiscal year 2006 and up to 170% in fiscal year 2007. Messrs. Kendrick’s, Stricklin’s, Stephens’ and Hawkins’ agreements provide for a salary of $300,000 per fiscal year and a maximum bonus of 100% of salary per year. The salary and maximum bonus amounts for Messrs. Kendrick, Stricklin, Stephens and Hawkins did not change from their previous employment agreements.

     The employment agreements also provide that if we terminate the Named Executive Officer’s employment without “cause” (as defined in the agreement), or the Named Executive Officer terminates his employment for “good reason” (as defined in the agreement), we must pay the executive an amount equal to a single year’s salary over a two year period.

Change of Control Agreements

     Effective November 1, 2004, we renewed our change of control agreements with the Named Executive Officers. The change of control agreements supercede the employment agreements after a change of control. The agreements for Messrs. Budde and Kendrick provide that if a change of control occurs before October 31, 2007, the executive’s employment term will continue through the later of the second anniversary of the change of control or October 31, 2007, subject to earlier termination pursuant to the agreement. The agreements for Messrs. Stricklin, Stephens and Hawkins provide that if a change of control occurs before October 31, 2006, the executive’s employment term will continue through the later of the second anniversary of the change of control or October 31, 2006. After a change of control and during the employment term, the executive is entitled to substantially the same position in substantially the same location as prior to the change of control. In addition, the executive is entitled to the salary, maximum bonus and benefits provided in his employment agreement or, if more favorable, those provided to peer employees of the acquiror.

     If after a change of control, but during the employment term, we terminate the executive’s employment without “cause” (as defined in the agreements) or the executive terminates employment for “good reason” (as defined in the agreements), we must pay the executive in cash within 30 days of termination an amount equal to three times the sum of his salary and average annual bonus in the case of Messrs. Budde and Kendrick and two times the sum of salary and average annual bonus in the case of Messrs. Stricklin, Stephens and Hawkins. “Good reason” includes the failure of the acquiror to provide the executive with substantially the same position after the change of control, and the executive’s position is not considered to be substantially the same after a change of control unless he holds an equivalent position with the ultimate parent company of the entity resulting from the transaction. In addition, a termination by the executive for any reason during the 30-day period immediately following the first anniversary of the change of control is deemed a termination for “good reason.” The non-competition provisions of the executive’s employment agreement continue to apply after a change of control.

     The agreements with Messrs. Budde and Kendrick provide that if after a change of control the executive is subjected to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Excise Tax”) because of payments made under the agreement and any benefit received under any other agreement, including the value of accelerated vesting of stock options (referred to collectively as “Change in Control Payments”), we must pay the executive (whether or not his employment has terminated) the amount necessary to place him in the same after-tax position (i.e., after the payment of federal income tax and the Excise Tax) as he would have been in if the Change in Control Payments were not subject to the Excise Tax.

     The agreements with Messrs. Stephens, Stricklin and Hawkins provide that the cash payments that we must pay each of them under the agreement following a change in control shall be reduced to the extent necessary so that no portion of the Change in Control Payments to which each is entitled to receive is subject to the Excise Tax unless (i) the reduced payment, when combined with all other Change in Control Payments to be received by the executive, net of all federal, state and local income and employment taxes imposed upon the Change in Control Payments, is less than (ii) the amount of the Change in Control Payments that each executive would receive if no such reduction occurred, net of all federal, state and local income and employment taxes and the Excise Tax imposed on the Change in Control Payments.

Compensation Committee Interlocks and Insider Participation

     During the last fiscal year, James W. McFarland, Leslie R. Jacobs and Michael O. Read served on the compensation committee. Leslie R. Jacobs resigned from the board of directors in December 2004. No member served as an officer or employee of our company or any of our subsidiaries prior to or while serving on the compensation committee. None of our executive officers served during the last fiscal year on the board of directors or on the compensation committee of another entity, one of whose executive officers served on our board of directors or on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Directors and Executive Officers

     The table below sets forth certain information concerning the beneficial ownership, as of February 14, 2005, of our Class A and Class B common stock by (1) each director, (2) each executive officer for whom compensation information is disclosed under the caption “Executive Compensation,” and (3) all of our directors and executive officers as a group, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

				Acquirable through
		Number of Shares		Currently
		Beneficially		Exercisable	Percent
Beneficial Owner	Class	Owned(1)(2)		Stock Options(3)	of Class(3)
Directors

Frank B. Stewart, Jr.	Class A	7,225,240	(4)	0	6.8%
111 Veterans Memorial Boulevard	Class B	3,555,020	(5)	0	100.0%
Suite 160
Metairie, LA 70005

William E. Rowe	Class A	354,911	(6)	312,228	*
Kenneth C. Budde	Class A	292,064	(7)	16,667	*
Thomas M. Kitchen	Class A	45,083	(8)	0	*
John P. Laborde	Class A	44,327	(9)	0	*
Alden J. McDonald, Jr.	Class A	6,205	(10)	0	*
James W. McFarland	Class A	28,376		0	*
Michael O. Read	Class A	49,539	(11)	0	*
Ashton J. Ryan, Jr.(12)	Class A	0		0	*

Named Executive Officers(13)

Everett N. Kendrick	Class A	109,023	(14)	115,295	*
Randall L. Stricklin	Class A	57,360	(15)	65,049	*
G. Kenneth Stephens, Jr.	Class A	70,624	(16)	79,595	*
Lawrence B. Hawkins	Class A	115,914	(17)	83,723	*

All directors and executive officers as a group (15 persons)	Class A	8,702,657	(18)	793,175	8.8%
	Class B	3,555,020		0	100.0%

*	Less than 1%.

(1)	Excludes shares subject to options currently exercisable or exercisable within 60 days, which shares are set forth separately in the next column.

(2)	Includes shares held indirectly through the Stewart Enterprises Employees’ Retirement Trust (SEERT). Individuals participating in the SEERT have sole investment power, but no voting power, over the shares. Participants in the SEERT may choose to direct personal contributions, as well as matching and discretionary profit sharing contributions from our company, into the Stewart Enterprises Company Stock Fund (the “Fund”). The Fund is a blend of Stewart Enterprises, Inc. Class A common stock and cash. Participants do not have direct ownership of Stewart Enterprises, Inc. stock, but rather have ownership of units in the Fund. As of December 31, 2004, one unit in the Fund was equivalent to .770 of a share of stock.

(3)	Consists of shares subject to options currently exercisable or exercisable within 60 days. These shares are deemed to be outstanding for purposes of computing the percentage of outstanding Class A common stock owned by a person individually and by all directors and executive officers as a group but are not deemed to be outstanding for the purpose of computing the individual ownership percentage of any other person.

(4)	Includes 6,758,444 shares owned as community property with Mr. Stewart’s wife, 442,350 shares owned by the Frank B. Stewart, Jr. Foundation (a non-profit corporation), with respect to which Mr. Stewart shares voting and investment power, and 24,446 shares held indirectly by Mr. Stewart through the SEERT.

(5)	Each share of Class B common stock has ten votes per share and, unless otherwise required by law, the holder of Class B common stock votes together with the holders of Class A common stock on all matters brought before the shareholders. As of February 14, 2005, Mr. Stewart beneficially owned shares of Class A and B common stock having 42,750,994 votes, or 30.1 percent of our total voting power.

(6)	Includes 6,262 shares held indirectly by Mr. Rowe through the SEERT and 200 shares owned by Mr. Rowe’s wife.

(7)	Includes 7,533 shares held indirectly by Mr. Budde through the SEERT and 83,666 shares of restricted stock.

(8)	Includes 29,000 shares of restricted stock.

(9)	Includes 428 shares owned by Mr. Laborde’s wife.

(10)	Includes 3,000 shares owned by Mr. McDonald through a family corporation with respect to which Mr. McDonald shares voting and investment power.

(11)	Includes 10,500 shares held in a trust, with respect to which Mr. Read is a trustee and shares voting and investment power.

(12)	Mr. Ryan was appointed to the board on December 15, 2004 to fill the vacancy created when Ms. Jacobs resigned on December 14, 2004.

(13)	Information regarding Messrs. Rowe and Budde, who are the named executive officers other than Messrs. Kendrick, Stricklin, Stephens and Hawkins, appears immediately above, under the caption “Directors.”

(14)	Includes 4,633 shares held indirectly by Mr. Kendrick through the SEERT, 4,465 shares held indirectly by Mr. Kendrick’s wife through the SEERT, 1,405 shares owned by Mr. Kendrick’s wife and 39,000 shares of restricted stock.

(15)	Includes 2,702 shares held indirectly by Mr. Stricklin through the SEERT and 17,300 shares of restricted stock.

(16)	Includes 4,087 shares held indirectly by Mr. Stephens through the SEERT and 17,300 shares of restricted stock.

(17)	Includes 5,504 shares held indirectly by Mr. Hawkins through the SEERT and 18,966 shares of restricted stock.

(18)	As of February 14, 2005, all directors and executive officers as a group beneficially owned shares of Class A and Class B common stock representing 31.4 percent of total voting power.

Stock Ownership of Certain Beneficial Owners

     As of February 14, 2005, the persons named below were, to our knowledge, the only beneficial owners of more than 5 percent of our outstanding Class A common stock, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, other than Frank B. Stewart, Jr., whose beneficial ownership of our Class A and Class B common stock is described above.

		Amount and Nature of		Percent
Beneficial Owner	Class	Beneficial Ownership		of Class
Dimensional Fund Advisors, Inc.	Class A	8,160,962	(1)	7.7%
1299 Ocean Avenue 11th Floor Santa Monica, California 90401

J.C. Clark Ltd.	Class A	6,020,118	(2)	5.6%
130 Adelaide Street West Suite 3400 Toronto, Ontario M5H 3P5

State Street Research &	Class A	5,403,350	(3)	5.1%
Management Company One Financial Center 31st Floor Boston, Massachusetts 00211

(1)	Based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission (“SEC”) on February 9, 2005, indicating that all shares shown as beneficially owned are held with sole voting and investment power.

(2)	Based solely on information contained in a Schedule 13G/A filed with the SEC on February 11, 2005, indicating that 5,910,319 shares shown as beneficially owned are held with sole voting and investment power and 109,799 shares shown as beneficially owned are held with shared voting and investment power.

(3)	Based solely on information contained in a Schedule 13G filed with the SEC on January 27, 2005, indicating that all shares shown as beneficially owned are held with sole voting and investment power. As of January 31, 2005, BlackRock Advisors, Inc., a publicly traded investment management firm, completed its acquisition of State Street Research and Management Company and is now the beneficial owner of these shares.

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

Item 13. Certain Relationships and Related Transactions

     In January 1998, we discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., our Chairman Emeritus. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685,000 from us pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to our cost of borrowing under our revolving credit facility and is payable when the principal becomes due. The amount of the loan is equal to the cash value received by us upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the board of directors. The outstanding balance of the loan at October 31, 2004, including accrued interest, was approximately $1,006,267.

     In February 1997, in connection with our acquisition of Stricklin/Snively Mortuary and Catalina Channel Cremation Society, Randall L. Stricklin, Senior Vice President and President of our Western division and his wife, Barbara J. Stricklin, entered into non-competition agreements with one of our subsidiaries. These agreements provide that Mr. and Mrs. Stricklin will be paid a total of $500,000 in 40 equal quarterly installments. During fiscal year 2004, Mr. and Mrs. Stricklin were paid a total of $50,000.

     The father of G. Kenneth Stephens, Jr., Senior Vice President and President of our Eastern Division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., one of our vendors. For the year ended October 31, 2004, we paid Cemetery Funeral Supply, Inc. $252,135.

     For 2004, we paid $83,511 in cash compensation to Kevin Rowe in his capacity as a sales director for our Company. Mr. Rowe is the son of William E. Rowe, Chairman of the Board. We paid $61,478 in cash compensation to John Budde in his capacity as an information systems manager for our Company. Mr. Budde is the brother of Kenneth C. Budde, President and Chief Executive Officer. Michael Crane, Jr., funeral home and cemetery general manager, and Jeff Crane, trust manager, the sons of Michael K. Crane, Sr., Senior Vice President and President of our Central Division, were paid $65,078 and $62,017 in cash compensation, respectively. We paid $267,595 in cash compensation to Brenna D. Bennett in her capacity as a senior sales executive for our Company. Ms. Bennett is the wife of Everett N. Kendrick, Senior Vice President and President of our Sales and Marketing Division. We also paid $97,333 in cash compensation to Scott Stephens in his capacity as Vice President of Cemetery Operations of the Northern Region of our Southern Division. Mr. Stephens is the brother of G. Kenneth Stephens, Jr., Senior Vice President and President of our Eastern Division.

Item 14. Principal Accounting Fees and Services

     Audit Fees: Aggregate fees and costs billed to our company for professional services rendered for the audit of our financial statements including the audit of our Puerto Rican operations and Investors Trust, Inc. (“ITI”) for the fiscal years ended October 31, 2004 and 2003 and for reviewing the financial statements included in our company’s Form 10-Qs for the fiscal years ended October 31, 2004 and 2003 were $539,468 and $521,174, respectively.

     Audit-Related Fees: Aggregate fees and costs billed to our company for professional services related to the audit of the Stewart Enterprises Employees’ Retirement Trust (SEERT), the audit of the Stewart Enterprises Puerto Rico Employees Retirement Trust, fees associated with Sarbanes-Oxley compliance and other accounting consultations regarding financial accounting and reporting standards for the fiscal years ended October 31, 2004 and 2003 were $67,973 and $74,235, respectively.

     Tax Fees: Aggregate fees and costs billed by the independent registered public accounting firm to our company for professional services related to tax compliance, including the preparation of tax returns, expatriate tax assistance and tax structure matters necessitated by the sale of our foreign operations for the fiscal years ended October 31, 2004 and 2003 were $17,205 and $143,491, respectively.

     All Other Fees: There were no fees and costs billed to our company by PricewaterhouseCoopers LLP for professional services other than audit fees, audit-related fees and tax fees.

     The audit committee has determined that the provision of services covered by the three preceding paragraphs is compatible with maintaining the principal accountant’s independence from our company.

     The audit committee’s charter provides that the committee will pre-approve all audit services and permitted non-audit services to be performed for the company by its independent registered public accounting firm. The audit committee may delegate authority to pre-approve audit services, other than the audit of the company’s annual financial statements, and permitted non-audit services to one or more committee members, provided that the decisions made pursuant to this delegated authority must be presented to the full committee at its next scheduled meeting. Pursuant to its charter, the committee has adopted procedures for the pre-approval of services by the company’s independent registered public accounting firm. The committee will, on an annual basis, retain the independent registered public accounting firm and pre-approve the scope of all audit services and specified audit-related services. The chair of the committee or the full committee must pre-approve the firm’s review of any registration statements containing or incorporating by reference the firm’s audit report and the provision of any related consent and the preparation and delivery of any comfort letters. The committee has pre-approved the independent registered public accounting firm’s providing advice regarding isolated accounting and tax questions up to $25,000 per calendar quarter. Any other permitted non-audit services must be pre-approved by either the chair or the full audit committee. In fiscal year 2004, 100 percent of the fees paid by the company to the independent registered public accounting firm were pre-approved in compliance with the policies described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (c) Exhibits

The following exhibits are filed herewith:

Exhibit Index Number	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

February 28, 2005	/s/ THOMAS M. KITCHEN

Thomas M. Kitchen
Executive Vice President Chief Financial Officer