Form 10-Q
period 2005-01-31
STEWART ENTERPRISES INC
filed 2005-03-10
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of March 1, 2005, was 106,258,424 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2005	2004
Revenues:
Funeral	$71,623	$74,774
Cemetery	54,856	56,015

	126,479	130,789

Costs and expenses:
Funeral	51,413	51,936
Cemetery	43,172	41,848

	94,585	93,784

Gross profit	31,894	37,005
Corporate general and administrative expenses	(4,216)	(3,913)
Separation charges (Note 12)	—	(1,993)
Gains on dispositions net of impairment losses (Note 11)	331	603
Other operating income, net	244	439

Operating earnings	28,253	32,141
Interest expense	(10,376)	(12,521)
Loss on early extinguishment of debt (Note 13)	(2,651)	—
Investment and other income (expense), net	108	(1,125)

Earnings from continuing operations before income taxes	15,334	18,495
Income taxes	5,989	7,028

Earnings from continuing operations	9,345	11,467

Discontinued operations (Note 11):
Earnings from discontinued operations before income taxes	3	420
Income taxes	138	159

Earnings (loss) from discontinued operations	(135)	261

Net earnings	$9,210	$11,728

Basic earnings per common share:
Earnings from continuing operations	$.08	$.11
Earnings from discontinued operations	—	—

Net earnings	$.08	$.11

Diluted earnings per common share:
Earnings from continuing operations	$.08	$.11
Earnings from discontinued operations	—	—

Net earnings	$.08	$.11

Weighted average common shares outstanding (in thousands):
Basic	109,087	107,878

Diluted	109,450	108,098

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalent investments	$12,142	$21,514
Marketable securities	1,286	1,297
Receivables, net of allowances	64,262	60,292
Inventories	37,836	39,036
Prepaid expenses	4,321	2,952
Deferred income taxes, net	4,308	4,522
Assets held for sale (Note 11)	—	16,382

Total current assets	124,155	145,995
Receivables due beyond one year, net of allowances	77,802	79,879
Preneed funeral receivables and trust investments	511,125	503,386
Preneed cemetery receivables and trust investments	264,120	257,253
Goodwill	404,550	404,014
Deferred charges	254,101	253,754
Cemetery property, at cost	371,027	369,434
Property and equipment, at cost:
Land	40,404	39,383
Buildings	297,855	290,748
Equipment and other	165,893	162,383

	504,152	492,514
Less accumulated depreciation	202,746	195,830

Net property and equipment	301,406	296,684
Deferred income taxes, net	39,005	43,286
Cemetery perpetual care trust investments	215,785	210,267
Other assets	1,408	1,408

Total assets	$2,564,484	$2,565,360

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004
Current liabilities:
Current maturities of long-term debt (Note 13)	$2,197	$1,725
Accounts payable	7,534	9,075
Accrued payroll	8,704	13,005
Accrued insurance	22,282	21,430
Accrued interest	3,707	11,315
Other current liabilities	9,905	12,713
Income taxes payable	1,187	130
Liabilities associated with assets held for sale (Note 11)	—	10,837

Total current liabilities	55,516	80,230
Long-term debt, less current maturities	400,334	415,080
Deferred preneed funeral revenue	149,229	152,524
Deferred preneed cemetery revenue	284,573	286,884
Non-controlling interest in funeral and cemetery trusts	643,925	626,361
Other long-term liabilities	10,935	11,130

Total liabilities	1,544,512	1,572,209

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	213,990	208,893

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 106,601,424 and 104,330,101 shares at January 31, 2005 and October 31, 2004, respectively	106,601	104,330
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2005 and October 31, 2004; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	684,693	673,630
Retained earnings	12,508	3,298
Unearned restricted stock compensation	(1,235)	(222)
Accumulated other comprehensive loss:
Derivative financial instrument losses	(140)	(333)

Total accumulated other comprehensive losses	(140)	(333)

Total shareholders’ equity	805,982	784,258

Total liabilities and shareholders’ equity	$2,564,484	$2,565,360

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unearned	Derivative
		Additional		Restricted	Financial	Total
	Common	Paid-In	Retained	Stock	Instrument	Shareholders’
	Stock (1)	Capital	Earnings	Compensation	Gains (Losses)	Equity
Balance October 31, 2004	$107,885	$673,630	$3,298	$(222)	$(333)	$784,258

Comprehensive income:
Net earnings			9,210			9,210

Other comprehensive income:
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($118)					193	193

Total other comprehensive income	—	—	—	—	193	193

Total comprehensive income	—	—	9,210	—	193	9,403

Restricted stock activity	166	992		(1,013)		145
Issuance of common stock	37	183				220
Stock options exercised	2,068	8,131				10,199
Tax benefit associated with stock options exercised		1,757				1,757

Balance January 31, 2005	$110,156	$684,693	$12,508	$(1,235)	$(140)	$805,982

(1) Amount includes 106,601 and 104,330 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2005 and October 31, 2004, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$9,210	$11,728
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Gains on dispositions net of impairment losses	(495)	(603)
Loss on early extinguishment of debt	2,651	—
Depreciation and amortization	11,687	12,883
Provision for doubtful accounts	1,920	2,315
Net loss realized on marketable securities	—	1,204
Provision for deferred income taxes	4,048	3,764
Other	60	(85)
Changes in assets and liabilities:
(Increase) decrease in other receivables	(1,246)	29,742
Decrease in deferred charges	945	1,732
Decrease in inventories and cemetery property	375	775
Decrease in accounts payable and accrued expenses	(14,245)	(9,379)
Change in prearranged activity	(8,286)	(9,953)
Prearranged acquisition costs	(7,170)	(7,437)
Decrease in other	(1,327)	(695)

Net cash provided by (used in) operating activities	(1,873)	35,991

Cash flows from investing activities:
Proceeds from sales of marketable securities	16	—
Proceeds from sale of assets, net	5,449	859
Additions to property and equipment	(6,512)	(4,806)
Other	28	(42)

Net cash used in investing activities	(1,019)	(3,989)

Cash flows from financing activities:
Proceeds from long-term debt	110,000	—
Repayments of long-term debt	(124,274)	(38,791)
Debt issue costs	(1,681)	—
Issuance of common stock	10,419	3,127
Purchase and retirement of common stock	—	(321)
Other	(944)	—

Net cash used in financing activities	(6,480)	(35,985)

Net decrease in cash	(9,372)	(3,983)
Cash and cash equivalents, beginning of period	21,514	18,585

Cash and cash equivalents, end of period	$12,142	$14,602

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$700	$(33,100)
Interest	$17,300	$19,000

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

     (a) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2005, the Company owned and operated 236 funeral homes and 147 cemeteries in 27 states within the United States and Puerto Rico.

     (b) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (c) Interim Disclosures

     The information as of January 31, 2005, and for the three months ended January 31, 2005 and 2004, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

     The year-end condensed consolidating balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2004.

     The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2005.

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

     (f) Inventories

     Inventories are stated at the lower of cost (specific identification and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Such estimates are based on the Company’s historical experience or results.

     (g) Depreciation and Amortization

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

     (h) Long-lived Assets

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
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (i) Goodwill

     SFAS No. 142, “Goodwill and Other Intangibles,” provides that goodwill is no longer amortized, but must be tested annually for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. In the fourth quarter of each fiscal year, the Company conducts its annual goodwill impairment analysis, which compares the fair value with the book value for each reporting unit. The Company performed its annual goodwill impairment review during the fourth quarter of 2004 and determined that there was no impairment. Goodwill increased $536 to $404,550 as of January 31, 2005 compared to $404,014 as of October 31, 2004, due to changes in businesses held for sale.

     (j) Stock-Based Compensation

     At January 31, 2005, the Company had five stock-based compensation plans, which are described in more detail in Note 22 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $145 and $115 for the three months ended January 31, 2005 and 2004, respectively. See Note 1(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the fourth quarter of fiscal year 2005. The Company has evaluated the impact of its adoption on its financial statements. See Note 2 for additional information. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	January 31,
	2005	2004
Net earnings	$9,210	$11,728
Stock-based employee compensation expense included in reported net earnings, net of tax	90	71
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(528)	(417)

Pro forma net earnings	$8,772	$11,382

Net earnings per common share:
Basic – as reported	$.08	$.11

Basic – pro forma	$.08	$.11

Diluted – as reported	$.08	$.11

Diluted – pro forma	$.08	$.11

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

(n) Income Taxes

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. As of January 31, 2005 and October 31, 2004, the Company’s deferred tax asset valuation allowance was $9,487 and $9,556, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     The Company received a $33,222 income tax refund in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. The Company used this refund to reduce its outstanding debt balance.

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

     On June 26, 2003, the Company announced that its Board of Directors had approved a new stock repurchase program allowing the Company to invest up to $25,000 in repurchases of its Class A common stock. In June 2004, the Board of Directors approved an additional $3,000 in stock repurchases, which increases the stock repurchase program limit from $25,000 to $28,000. The repurchases are limited to the Company’s Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the program through January 31, 2005, the Company had repurchased and retired 3,500,000 shares of its Class A common stock at an average price of $6.35 per share.

     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers (of which 110,666 shares have been cancelled as of January 31, 2005 and October 31, 2004 and 27,972 shares were withheld to cover the tax obligation related to the vested restricted stock as of October 31, 2004). The restricted stock vests equally at October 31, 2004, October 31, 2005 and October 31, 2006. On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer, which vests 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers, which vests 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vests equally on December 20, 2005, 2006, 2007 and 2008. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest.

     (p) Derivatives

     The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

the Company accounts for its sole derivative instrument, a $50,000 interest rate swap, as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet with the offset recorded to other comprehensive income. As of January 31, 2005, the fair value of the interest rate swap, net of taxes, was $140.

     (q) Insurance Loss Reserves

     The Company purchases comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. The Company continually evaluates the receivables due from its insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages with information obtained by its primary insurer.

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

     (r) Reclassifications

     Certain reclassifications have been made to the 2004 condensed consolidated statements of earnings in order for these periods to be comparable. These reclassifications had no effect on net earnings or shareholders’ equity.

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

     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affects certain line items in the consolidated balance sheet and statement of earnings as described below, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 3, 4 and 5.

     Although FIN 46R requires consolidation of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and services trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classifies deposits to the funeral and cemetery merchandise and services trusts as non-controlling liability interests and classifies deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.

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

     Beginning April 30, 2004, the Company recognizes realized earnings of the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts within investment and other income, net (with a corresponding debit to the related trust asset). The Company then recognizes a corresponding expense within investment and other income, net, representing the realized earnings of these trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts or non-controlling interest in cemetery perpetual care trusts, as the case may be). The Company also simultaneously recognizes a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

credit to deferred preneed funeral or cemetery revenue), when such earnings have not been earned by the Company through the performance of services or delivery of merchandise (see Note 6). The net effect is an increase by the amount of the realized earnings in both the trust asset and the related non-controlling interest and deferred revenue; there is no effect on net earnings. In the case of preneed funeral and cemetery merchandise and services trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts (with corresponding debits to non-controlling interest in funeral and cemetery trusts and to deferred preneed funeral revenues or deferred preneed cemetery revenues, as the case may be). In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to non-controlling interest in cemetery perpetual care trusts). These earnings and related funds are intended to defray cemetery maintenance costs.

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

     (b) Other Changes

     In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. Based on current options and restricted stock outstanding, selection of the modified prospective method and an implementation date of August 1, 2005, the Company would expect an impact of approximately $.01 per share in fiscal year 2005 and $.01 per share in fiscal year 2006. Most of the 2005 expense relates to restricted stock, which is already currently expensed in the Company’s consolidated statement of earnings.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles—(Continued)

     In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will be depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no impact on net earnings. See Note 2(a) and Notes 3, 4 and 5.

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

     Funeral revenues are recognized in the consolidated statement of earnings on preneed funeral contracts (trust- funded and insurance-funded) at the time the funeral service is performed. Through April 30, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred when realized. When the services were performed, those net investment earnings were recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning with the third quarter of 2004, the Company now recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed funeral receivables and trust investments) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The Company recognizes a

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

corresponding expense within investment and other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed funeral revenues). The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed funeral revenue line items; there is no effect on net earnings. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed funeral revenues. Upon performance of the funeral services, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed funeral revenue, including realized trust earnings.

Preneed Funeral Receivables and Trust Investments

     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at January 31, 2005 and October 31, 2004 are as follows:

	January 31, 2005	October 31, 2004
Trust assets	$448,711	$439,465
Receivables from customers	62,414	63,921

Preneed funeral receivables and trust investments	$511,125	$$503,386

     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized as of January 31, 2005.

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

     The cost and market values associated with preneed funeral merchandise and services trust assets at January 31, 2005 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $77,563 as of January 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $10,241 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$63,492	$—	$—	$63,492
U.S. Government, agencies and municipalities	1,916	100	(32)	1,984
Corporate bonds	22,230	1,527	(34)	23,723
Preferred stocks	60,685	1,763	(293)	62,155
Common stocks	237,948	11,851	(9,230)	240,569
Mutual funds	31,358	127	(652)	30,833
Insurance contracts and other long- term investments	23,804	301	—	24,105

Trust investments	$441,433	$15,669	$(10,241)	$446,861

Market value as a percentage of cost				101.2%

Accrued investment income				1,850

Trust assets				$448,711

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2005
Due in one year or less	$4,190
Due in one to five years	11,761
Due in five to ten years	9,357
Thereafter	399

$25,707

     During the three months ended January 31, 2005, purchases and sales of available for sale securities included in trust investments were $89,252 and $23,796, respectively. These transactions resulted in realized gains and losses of $1,726 and $2,195, respectively.

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $76,135 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $13,735 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$133,205	$9	$—	$133,214
U.S. Government, agencies and municipalities	1,971	115	(26)	2,060
Corporate bonds	22,826	1,938	—	24,764
Preferred stocks	62,947	1,703	(422)	64,228
Common stocks	188,298	3,692	(13,214)	178,776
Mutual funds	12,431	322	(73)	12,680
Insurance contracts and other long- term investments	23,631	298	—	23,929

Trust investments	$445,309	$8,077	$(13,735)	$439,651

Market value as a percentage of cost				98.7%

Accrued investment income				2,002
Less trust investments of assets held for sale				(2,188)

Trust assets				$439,465

Deferred Preneed Funeral Revenue

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

Insurance-Funded Preneed Funeral Contracts

     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected above or in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of January 31, 2005 and October 31, 2004 was $357,621 and $352,092, respectively, of which $490 related to the Company’s assets held for sale as of October 31, 2004. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

(4) Preneed Cemetery Merchandise and Service Activities

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

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenues into non-controlling interest in funeral and cemetery trusts.

     Beginning with the third quarter of 2004, the Company recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed cemetery receivables and trust investments). The Company recognizes a corresponding expense within investment and other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed cemetery revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed cemetery revenue line items; there is no effect on net earnings. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the cemetery merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed cemetery revenues. Upon performance of services or delivery of merchandise, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed cemetery revenue, including realized trust earnings.

Preneed Cemetery Receivables and Trust Investments

     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of January 31, 2005 and October 31, 2004 are as follows:

	January 31, 2005	October 31, 2004
Trust assets	$202,132	$193,185
Receivables from customers	61,988	64,068

Preneed cemetery receivables and trust investments	$264,120	$257,253

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2005 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $42,284 as of January 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $4,691 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$38,672	$1	$—	$38,673
U.S. Government, agencies and municipalities	1,050	14	(10)	1,054
Corporate bonds	11,361	763	(5)	12,119
Preferred stocks	27,016	907	(136)	27,787
Common stocks	105,819	6,653	(4,326)	108,146
Mutual funds	13,023	49	(214)	12,858
Insurance contracts and other long-term investments	569	2	—	571

Trust investments	$197,510	$8,389	$(4,691)	$201,208

Market value as a percentage of cost				101.9%

Accrued investment income				924

Trust assets				$202,132

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2005
Due in one year or less	$2,353
Due in one to five years	6,034
Due in five to ten years	4,180
Thereafter	606

$13,173

     During the three months ended January 31, 2005, purchases and sales of available for sale securities included in trust investments were $24,378 and $10,419, respectively. These transactions resulted in realized gains and losses of $800 and $939, respectively.

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

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

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

Deferred Preneed Cemetery Revenue

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

(5) Cemetery Interment Rights and Perpetual Care Trusts

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

(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

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

     Earnings realized from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,130 and $2,397 for the three months ended January 31, 2005 and 2004.

     The cost and market values of the trust investments held by the cemetery perpetual care trusts at January 31, 2005 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,134 as of January 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $3,833 related to trust investments are temporary in nature.

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$32,490	$—	$(2)	$32,488
U.S. Government, agencies and municipalities	2,991	245	(114)	3,122
Corporate bonds	19,272	2,494	(27)	21,739
Preferred stocks	63,176	2,369	(110)	65,435
Common stocks	79,044	10,025	(3,527)	85,542
Mutual funds	5,201	192	(50)	5,343
Insurance contracts and other long-term investments	944	68	(3)	1,009

Trust investments	$203,118	$15,393	$(3,833)	$214,678

Market value as a percentage of cost				105.7%

Accrued investment income				1,107

Trust assets				$215,785

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2005
Due in one year or less	$2,136
Due in one to five years	5,546
Due in five to ten years	15,546
Thereafter	1,633

$24,861

     During the three months ended January 31, 2005, purchases and sales of available for sale securities were $24,468 and $19,617, respectively. These transactions resulted in realized gains and losses of $1,058 and $935, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

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

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Non-Controlling Interest in Funeral and Cemetery Trusts

     Effective April 30, 2004, the Company consolidated the preneed funeral and cemetery merchandise and services trusts associated with its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the preneed funeral and cemetery merchandise and services trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these funeral and cemetery merchandise and services trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see Note 2(a).

Non-Controlling Interest in Perpetual Care Trusts

     The non-controlling interest in perpetual care trusts reflected in the condensed consolidated balance sheet represents the cemetery perpetual care trusts in accordance with SFAS No. 115, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see Note 2(a).

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at January 31, 2005 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$448,711	$202,132	$650,843	$215,785
Less:
Pending withdrawals	(7,191)	(2,844)	(10,035)	(2,339)
Pending deposits	1,680	1,437	3,117	544

Non-controlling interest	$443,200	$200,725	$643,925	$213,990

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

Investment and other income, net

     The components of investment and other income, net in the condensed consolidated statement of earnings for the three months ended January 31, 2005 are detailed below.

Three Months Ended
January 31, 2005
Non-controlling interest:
Realized gains	$3,584
Realized losses	(4,069)
Interest income, dividend and other ordinary income	6,851
Trust expenses and income taxes	(2,864)

Net trust investment income	3,502
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(2,013)
Interest expense related to non-controlling interest in perpetual care trust investments	(1,489)

Total non-controlling interest	—
Investment and other income, net (1)	108

Total investment and other income, net	$108

(1) Investment and other income, net for the three months ended January 31, 2005 consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Commitments and Contingencies

     Henrietta Torres and Teresa Fiore, on behalf of themselves and all others similarly situated and the General Public v. Stewart Enterprises, Inc., et al.; No. BC328961; In the Superior Court for the State of California for the County of Los Angeles, Central District. This purported class action was filed on February 17, 2005 on behalf of a nationwide class defined to include all persons, entities and organizations who purchased funeral goods and/or services in the United States from defendants at any time on or after February 17, 2001. The suit names the Company and a number of its Southern California affiliates as defendants and also seeks to assert claims against a class of all entities located anywhere in the United States whose ultimate parent corporation has been the Company at any time on or after February 17, 2001.

     The plaintiffs allege that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services and that such failure (i) violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis, (ii) violated a provision of California’s Business and Professions Code that prohibits unlawful, unfair or fraudulent business acts or practices and unfair, deceptive, untrue or misleading advertising, (iii) constituted unfair, unlawful and fraudulent business practices, (iv) resulted in unjust enrichment, and (v) constituted a civil conspiracy among the defendants to commit acts of unfair competition. The plaintiffs seek restitution damages, disgorgement, interest and attorneys’ fees. The Company was notified of the complaint only recently and has had limited time to understand or evaluate it. Based on its preliminary analysis, the Company believes the complaint is meritless and intends to aggressively defend itself. However, the ultimate outcome of the matter cannot be determined at this time.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2005
Earnings from continuing operations	$9,345

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,345	109,087	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	363

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$9,345	109,450	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2004
Earnings from continuing operations	$11,467

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,467	107,878	$.11

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	220

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$11,467	108,098	$.11

     Options to purchase 468,750 shares of common stock at a price of $7.03 per share were outstanding during the three months ended January 31, 2005 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011.

     Options to purchase 3,879,136 shares of common stock at prices ranging from $5.44 to $27.25 per share were outstanding during the three months ended January 31, 2004 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Segment Data

     The Company’s primary reportable operating segments are based on products and services and include funeral and cemetery operations. Pursuant to SFAS No. 144, the operating results of the Company’s businesses sold that meet the criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings (see Note 11). Accordingly, the results of operations included in the segment information below reflect only the Company’s continuing operations.

     The Company’s reportable segment information is as follows:

			Reconciling	Consolidated
	Funeral	Cemetery	Items(1)	Totals
Revenues from external customers:
Three months ended January 31,
2005	$71,623	54,856	—	$126,479
2004	$74,774	56,015	—	$130,789

Gross profit:
Three months ended January 31,
2005	$20,210	11,684	—	$31,894
2004	$22,838	14,167	—	$37,005

Goodwill:
January 31, 2005	$319,316	85,234	—	$404,550
October 31, 2004	$318,780	85,234	—	$404,014

(1) Reconciling items consist of unallocated corporate assets.

     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three months ended January 31, 2005 and 2004 is as follows:

	Three Months Ended
	January 31,
	2005	2004
Gross profit for reportable segments	$31,894	$37,005
Corporate general and administrative expenses	(4,216)	(3,913)
Separation charges	—	(1,993)
Gains on dispositions net of impairment losses	331	603
Other operating income, net	244	439
Interest expense	(10,376)	(12,521)
Loss on early extinguishment of debt	(2,651)	—
Investment and other income (expense), net	108	(1,125)

Earnings from continuing operations before income taxes	$15,334	$18,495

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

     The following tables present the condensed consolidating historical financial statements as of January 31, 2005 and October 31, 2004 and for the three months ended January 31, 2005 and 2004, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,050	$5,573	$—	$71,623
Cemetery	—	49,566	5,290	—	54,856

	—	115,616	10,863	—	126,479

Costs and expenses:
Funeral	—	47,942	3,471	—	51,413
Cemetery	—	39,116	4,056	—	43,172

	—	87,058	7,527	—	94,585

Gross profit	—	28,558	3,336	—	31,894
Corporate general and administrative expenses	(4,216)	—	—	—	(4,216)
Gains on dispositions net of impairment (losses)	—	341	(10)	—	331
Other operating income, net	117	44	83	—	244

Operating earnings (loss)	(4,099)	28,943	3,409	—	28,253
Interest income (expense)	11,284	(19,677)	(1,983)	—	(10,376)
Loss on early extinguishment of debt	(2,651)	—	—	—	(2,651)
Investment and other income, net	108	—	—	—	108

Earnings from continuing operations before income taxes	4,642	9,266	1,426	—	15,334
Income taxes	1,510	3,600	879	—	5,989

Earnings from continuing operations	3,132	5,666	547	—	9,345

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	7	(4)	—	3
Income taxes	—	138	—	—	138

Loss from discontinued operations	—	(131)	(4)	—	(135)

Net earnings before equity in subsidiaries	3,132	5,535	543	—	9,210

Equity in subsidiaries	6,078	—	—	(6,078)	—

Net earnings	9,210	5,535	543	(6,078)	9,210
Other comprehensive income, net	193	—	—	—	193

Comprehensive income	$9,403	$5,535	$543	$(6,078)	$9,403

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$69,426	$5,348	$—	$74,774
Cemetery	—	50,498	5,517	—	56,015

	—	119,924	10,865	—	130,789

Costs and expenses:
Funeral	—	48,573	3,363	—	51,936
Cemetery	—	37,565	4,283	—	41,848

	—	86,138	7,646	—	93,784

Gross profit	—	33,786	3,219	—	37,005
Corporate general and administrative expenses	(3,913)	—	—	—	(3,913)
Separation charges	(363)	(1,614)	(16)	—	(1,993)
Gains on dispositions net of impairment losses	—	—	603	—	603
Other operating income, net	16	358	65	—	439

Operating earnings (loss)	(4,260)	32,530	3,871	—	32,141
Interest income (expense)	9,624	(20,118)	(2,027)	—	(12,521)
Investment and other income (expense), net	(1,125)	—	—	—	(1,125)

Earnings from continuing operations before income taxes	4,239	12,412	1,844	—	18,495
Income taxes	1,165	4,717	1,146	—	7,028

Earnings from continuing operations	3,074	7,695	698	—	11,467

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	449	(29)	—	420
Income taxes	—	159	—	—	159

Earnings (loss) from discontinued operations	—	290	(29)	—	261

Net earnings before equity in subsidiaries	3,074	7,985	669	—	11,728

Equity in subsidiaries	8,654	—	—	(8,654)	—

Net earnings	11,728	7,985	669	(8,654)	11,728
Other comprehensive income, net	1,339	—	—	—	1,339

Comprehensive income	$13,067	$7,985	$669	$(8,654)	$13,067

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	January 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$5,268	$6,663	$211	$—	$12,142
Marketable securities	—	—	1,286	—	1,286
Receivables, net of allowances	7,071	42,363	14,828	—	64,262
Inventories	353	30,527	6,956	—	37,836
Prepaid expenses	894	3,415	12	—	4,321
Deferred income taxes, net	2,145	2,163	—	—	4,308

Total current assets	15,731	85,131	23,293	—	124,155
Receivables due beyond one year, net of allowances	70	64,701	13,031	—	77,802
Preneed funeral receivables and trust investments	—	499,314	11,811	—	511,125
Preneed cemetery receivables and trust investments	—	235,018	29,102	—	264,120
Goodwill	—	366,957	34,793	2,800	404,550
Deferred charges	3,741	229,396	20,964	—	254,101
Cemetery property, at cost	—	346,380	24,647	—	371,027
Property and equipment, at cost	32,903	430,855	40,394	—	504,152
Less accumulated depreciation	17,995	172,440	12,311	—	202,746

Net property and equipment	14,908	258,415	28,083	—	301,406
Deferred income taxes, net	12,807	15,619	10,813	(234)	39,005
Investment in subsidiaries	111,116	—	—	(111,116)	—
Cemetery perpetual care trust investments	—	215,785	—	—	215,785
Other assets	104	1,304	—	—	1,408

Total assets	$158,477	$2,318,020	$196,537	$(108,550)	$2,564,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,197	$—	$—	$—	$2,197
Accounts payable	630	6,590	314	—	7,534
Accrued expenses and other current liabilities	9,653	31,140	4,992	—	45,785

Total current liabilities	12,480	37,730	5,306	—	55,516
Long-term debt, less current maturities	370,334	—	30,000	—	400,334
Intercompany payables, net	(1,040,384)	1,016,250	24,134	—	—
Deferred preneed funeral revenue	—	100,189	49,040	—	149,229
Deferred preneed cemetery revenue	—	214,353	70,220	—	284,573
Non-controlling interest in funeral and cemetery trusts	—	643,925	—	—	643,925
Other long-term liabilities	10,065	870	—	—	10,935

Total liabilities	(647,505)	2,013,317	178,700	—	1,544,512

Non-controlling interest in perpetual care trusts	—	213,990	—	—	213,990

Common stock	110,156	426	52	(478)	110,156
Other	695,966	90,287	17,785	(108,072)	695,966
Accumulated other comprehensive loss	(140)	—	—	—	(140)

Total shareholders’ equity	805,982	90,713	17,837	(108,550)	805,982

Total liabilities and shareholders’ equity	$158,477	$2,318,020	$196,537	$(108,550)	$2,564,484

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	4,551	41,446	14,295	—	60,292
Inventories	389	32,112	6,535	—	39,036
Prepaid expenses	822	2,116	14	—	2,952
Deferred income taxes, net	2,263	2,259	—	—	4,522
Assets held for sale	—	11,321	5,061	—	16,382

Total current assets	21,578	96,895	27,522	—	145,995
Receivables due beyond one year, net of allowances	98	65,326	14,455	—	79,879
Preneed funeral receivables and trust investments	—	487,633	15,753	—	503,386
Preneed cemetery receivables and trust investments	—	231,570	25,683	—	257,253
Goodwill	—	367,299	33,915	2,800	404,014
Deferred charges	4,859	228,285	20,610	—	253,754
Cemetery property, at cost	—	344,633	24,801	—	369,434
Property and equipment, at cost	31,845	428,066	32,603	—	492,514
Less accumulated depreciation	17,273	167,914	10,643	—	195,830

Net property and equipment	14,572	260,152	21,960	—	296,684
Deferred income taxes, net	12,808	19,899	10,813	(234)	43,286
Investment in subsidiaries	105,038	—	—	(105,038)	—
Cemetery perpetual care trust investments	—	210,267	—	—	210,267
Other assets	104	1,304	—	—	1,408

Total assets	$159,057	$2,313,263	$195,512	$(102,472)	$2,565,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	7,662	323	—	9,075
Accrued expenses and other current liabilities	17,992	34,956	5,645	—	58,593
Liabilities associated with assets held for sale	—	6,824	4,013	—	10,837

Total current liabilities	20,807	49,442	9,981	—	80,230
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,041,358)	1,019,779	21,579	—	—
Deferred preneed funeral revenue	—	105,115	47,409	—	152,524
Deferred preneed cemetery revenue	—	217,635	69,249	—	286,884
Non-controlling interest in funeral and cemetery trusts	—	626,361	—	—	626,361
Other long-term liabilities	10,270	860	—	—	11,130

Total liabilities	(625,201)	2,019,192	178,218	—	1,572,209

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	676,706	84,752	17,242	(101,994)	676,706
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	784,258	85,178	17,294	(102,472)	784,258

Total liabilities and shareholders’ equity	$159,057	$2,313,263	$195,512	$(102,472)	$2,565,360

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,486)	$(2,111)	$2,724	$—	$(1,873)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(147)	4,921	675	—	5,449
Additions to property and equipment	(1,059)	(2,257)	(3,196)	—	(6,512)
Other	—	28	—	—	28

Net cash provided by (used in) investing activities	(1,206)	2,708	(2,521)	—	(1,019)

Cash flows from financing activities:
Proceeds from long-term debt	110,000	—	—	—	110,000
Repayments of long-term debt	(124,274)	—	—	—	(124,274)
Intercompany receivables (payables)	1,887	(1,559)	(328)	—	—
Debt issue costs	(1,681)	—	—	—	(1,681)
Issuance of common stock	10,419	—	—	—	10,419
Other	(944)	—	—	—	(944)

Net cash used in financing activities	(4,593)	(1,559)	(328)	—	(6,480)

Net decrease in cash	(8,285)	(962)	(125)	—	(9,372)
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$5,268	$6,663	$211	$—	$12,142

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Discontinued Operations, Assets Held for Sale and Impairment Charges

     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2005 or 2004 are currently reported in the discontinued operations section of the 2005 and 2004 consolidated statements of earnings. As of January 31, 2005, the Company had closed on the sale of 62 businesses for $24,692 in proceeds.

     During fiscal year 2004, the Company evaluated its long-lived assets, recorded impairment charges of $684 and sold several assets that it held for sale at a net gain of $1,037. The net effect was that the Company recorded gains on dispositions, net of impairment losses, of $353 for year ended October 31, 2004 in continuing operations, of which $603 related to the three months ended January 31, 2004 and is included in “Gains on dispositions net of impairment losses” in the consolidated statement of earnings. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results.

     During the three months ended January 31, 2005, the Company evaluated its long-lived assets, recorded impairment charges of $273 and sold several assets that it held for sale at a net gain of $604. The net effect was that the Company recorded gains on dispositions, net of impairment losses, of $331 for the three months ended January 31, 2005 in continuing operations. The Company also recorded gains on dispositions, net of impairment losses related to discontinued operations of $164 for the three months ended January 31, 2005, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.

     The assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” As of October 31, 2004, the assets held for sale (excluding $3 cash and cash equivalent investments of the operations held for sale as of October 31, 2004) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain assets, primarily funeral homes.

     At January 31, 2005, the remaining businesses from those identified in December 2003 no longer met the criteria to be classified as held for sale as required by SFAS No. 144 because they remained unsold for a period of time longer than one year and included 17 businesses, some of which will be sold as real estate. We still intend to sell these businesses and have entered into preliminary agreements to sell 9 of the 17 businesses. As of January 31, 2005, total assets and total liabilities of the 17 businesses were $11,142 and $6,358, respectively. Any of these businesses which were previously included in discontinued operations were reclassified back into continuing operations. Additionally, the line items “assets held for sale” and “liabilities associated with assets held for sale” were eliminated from the January 31, 2005 balance sheet. The operations of these businesses (including $633 and $640 in revenue and $71 and $37 in operating earnings for the three months ended January 31, 2005 and 2004, respectively) are included in continuing operations in the consolidated statements of earnings for the three months ended January 31, 2005 and 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)

     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items as of October 31, 2004 and the operating results of the discontinued operations for the three months ended January 31, 2005 and 2004, respectively, are as follows:

October 31, 2004
Assets

Receivables, net of allowances	$905
Inventories and other current assets	2,055
Net property and equipment	6,242
Preneed funeral receivables and trust investments	2,855
Preneed cemetery receivables and trust investments	2,206
Deferred charges and other assets	1,991
Cemetery property	128

Assets held for sale	$16,382

Liabilities

Deferred income taxes, net	$328
Deferred preneed funeral revenue	4,680
Deferred preneed cemetery revenue	1,632
Non-controlling interest in funeral and cemetery trusts	4,197

Liabilities associated with assets held for sale	$10,837

	Three Months Ended January 31,
	2005	2004
Revenue:
Funeral	$100	$4,219
Cemetery	—	35

	$100	$4,254

Gross profit:
Funeral	$(144)	$407
Cemetery	(17)	5

	(161)	412
Gains on dispositions net of impairment losses	164	—
Other operating income, net	—	8

Earnings from discontinued operations before income taxes	$3	$420

(12) Separation Charges

     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. For fiscal year 2004, the Company recorded a charge for severance and other costs associated with the workforce reductions of $2,435 ($1,510 after tax, or $.01 per share), of which $1,993 ($1,236 after tax, or $.01 per share) was recorded during the three months ended January 31, 2004. There are no material remaining costs under the workforce reduction plan. The plan was completed June 1, 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(13) Long-term Debt

	January 31, 2005	October 31, 2004
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$10,000	$59,000
Term Loan B	89,750	54,005
10.75% senior subordinated notes due 2008	300,000	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 3.8% and 4.6% as of January 31, 2005 and October 31, 2004, respectively, partially secured by assets of subsidiaries, with maturities through 2022	2,781	3,800

Total long-term debt	402,531	416,805
Less current maturities	2,197	1,725

	$400,334	$415,080

     As of October 31, 2004, the Company’s revolving credit facility was set to mature in June of 2005, and the Company’s Term Loan B was set to mature in October of 2005. On November 19, 2004, the Company entered into an amended and restated senior secured credit facility consisting of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. Thus, in the October 31, 2004 balance sheet, the $59,000 outstanding balance of the revolving credit facility and the $54,005 outstanding balance of the Term Loan B were classified as long-term debt. During the first quarter of fiscal year 2005, we incurred a charge for early extinguishment of debt of $2,651 ($1,723 after tax, or $.02 per share) to write off fees associated with the prior facility.

     The new facility consists of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. As a result of the refinancing, the leverage-based grid pricing for the interest rate on the Company’s new revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction. The grid for the new revolving credit facility ranges from 137.5 to 200.0 basis points. The Company will pay a commitment fee of 37.5 to 50.0 basis points, based on the Company’s consolidated leverage ratio. The interest rate on the Company’s Term Loan B was reduced to LIBOR plus 175.0 basis points, which is 75 basis points below the prior facility and is not subject to grid pricing. In connection with the refinancing in February 2005 of substantially all of the Company’s 10.75 percent senior subordinated notes (which is discussed below), the Company borrowed an additional $130,000 in Term Loan B. The Term Loan B matures on November 19, 2011 with 94 percent of the principal due in 2011, and the revolving credit facility matures on November 19, 2009. No amounts under the senior secured credit facility are hedged by the Company’s remaining interest rate swap.

     Obligations under the senior secured credit facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).

     The lenders under the senior secured credit facility have received a first priority perfected security interest in (i) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company and 65 percent of the voting capital stock of all direct foreign subsidiaries and (ii) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(13) Long-term Debt—(Continued)

prohibits security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder and (e) any assets with respect to which a security interest cannot be perfected.

     The Company’s senior secured credit facility contains affirmative and negative covenants that, among other things, impose limitations on liens, mergers, consolidations and asset sales, the incurrence of debt, and the payment of dividends. The senior secured credit facility also contains mandatory and optional prepayment provisions, financial covenants and customary events of default. If an event of default occurs, the lenders under the senior secured credit facility are entitled, among other rights, to declare the additional term loan borrowings and other amounts outstanding under the facility to be due and payable immediately. For further information regarding the Company’s senior secured credit facility, see Note 18 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

     On February 18, 2005, the Company completed its tender offer and consent solicitation for any and all of its $300,000 10.75 percent senior subordinated notes. The Company purchased a total of $298,250 in aggregate principal amount of the notes in the offer. The first call date on the remaining $1,750 principal amount of the notes is July 1, 2005 at a price of 105.375 percent of the notes’ principal amount. The Company has entered into a supplemental indenture with respect to the notes that eliminates substantially all of the restrictive covenants and certain events of default. In the second quarter of fiscal year 2005, the Company will incur a charge for early extinguishment of debt of approximately $30,057 ($19,537 after tax, or $.17 per share) representing the $25,369 million tender premium, related fees and expenses and $4,688 write-off of the remaining unamortized book value of fees on the 10.75 percent notes.

     The Company funded the tender offer for the 10.75 percent notes, including related tender premiums, fees, expenses and accrued interest of $28,931, with the net proceeds of the $130,000 in additional Term Loan B borrowings described above, a portion of its available cash, and with the net proceeds of the issuance of $200,000 6.25 percent senior notes due 2013 (the “6.25 percent senior notes”), which were issued on February 11, 2005.

     The 6.25 percent senior notes are governed by the terms of an indenture dated as of February 11, 2005. Prior to February 15, 2009, the 6.25 percent senior notes are not redeemable. Beginning on February 15, 2009, the Company may redeem the 6.25 percent senior notes in whole or in part at any time at the redemption prices set forth in the indenture, plus any accrued and unpaid interest. In addition, upon a change of control of the Company, holders of the 6.25 percent senior notes will have the right to require the Company to repurchase all or any part of their 6.25 percent senior notes for cash at a price equal to 101 percent of the aggregate principal amount of the 6.25 percent senior notes repurchased, plus any accrued and unpaid interest.

     The 6.25 percent senior notes are guaranteed, jointly and severally, by the SEI Guarantors, and are the Company’s general unsecured and unsubordinated obligations, and the guarantees of the 6.25 percent senior notes are the SEI guarantors’ general unsecured and unsubordinated obligations. Accordingly, they will rank equally in right of payment with all of the Company’s, in the case of the 6.25 percent senior notes, and the SEI Guarantors’, in the case of their guarantees of the 6.25 percent senior notes, existing and future unsubordinated indebtedness and senior to any existing and future subordinated indebtedness.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(13) Long-term Debt—(Continued)

     In addition, the 6.25 percent senior notes effectively rank junior to any of the Company’s, and the guarantees of the 6.25 percent senior notes effectively rank junior to the SEI Guarantors’, existing and future secured indebtedness, including obligations under the Company’s senior secured credit facility, to the extent of the assets securing such indebtedness.

     The indenture contains affirmative and negative covenants that, among other things, limit the Company and the SEI Guarantors’ ability to engage in sale and leaseback transactions, effect a consolidation or merger or sale, transfer, lease, or other disposition of all or substantially all assets, and create liens on assets. The indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 6.25 percent senior notes may declare all outstanding 6.25 percent senior notes to be due and payable immediately.

(14) Consolidated Comprehensive Income

     Consolidated comprehensive income for the three months ended January 31, 2005 and 2004 is as follows:

	Three Months Ended January 31,
	2005	2004
Net earnings	$9,210	$11,728
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $457	—	746
Unrealized appreciation of investments, net of deferred tax expense of ($23)	—	38
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($118) and ($298), respectively	193	555
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	20,686	—
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(20,686)	—

Total other comprehensive income	193	1,339

Total comprehensive income	$9,403	$13,067

(15) Guarantees

     The Company’s obligations under its senior secured credit facility, 10.75 percent senior subordinated notes and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility and senior subordinated notes, see Note 18 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and Note 13 included herein. For additional information regarding the 6.25 percent senior notes, see Note 13 included herein.

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

     As of January 31, 2005, the Company has guaranteed long-term debt of its subsidiaries of approximately $1,551 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

(16) Related Party Transactions

     In June 2004, the Company entered into a separation agreement with William E. Rowe, who stepped down from his position as President and Chief Executive Officer, but continued in his role as Chairman of the Board. As part of Mr. Rowe’s separation agreement, the Company will pay Mr. Rowe $1,000 in equal installments over a two year period, beginning November 1, 2004. The Company recorded the $1,000 charge in the third quarter of fiscal year 2004 but will make the payments in accordance with the terms of the agreement.

     In July 2003, the Company entered into a retirement benefits agreement with Frank B. Stewart, Jr., who retired from his position as Chairman of the Board and became Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The first payment was made within five days after the announcement of his retirement. The second payment was made on June 20, 2004, and the final payment will be made on June 20, 2005. The Company recorded the $1,650 charge in the third quarter of 2003 but will continue to make the payments in accordance with the terms of the agreement.

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

equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of 2003 and has paid $652 of the $800 commitment as of January 31, 2005. The remaining amount will be fully paid by June 17, 2005.

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at January 31, 2005, including accrued interest, was approximately $1,013.

(17) Subsequent Events

     On February 11, 2005, the Company completed the private offering of $200,000 aggregate principal amount of its 6.25 percent senior notes due 2013. The Company also borrowed $130,000 in additional term loan debt under its senior secured credit facility. The Company used the net proceeds from these transactions, together with a portion of its available cash, to repurchase for a total of $298,250 in aggregate principal amount of its 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest of $28,931. In the second quarter of fiscal year 2005, the Company will incur a charge for early extinguishment of debt of approximately $30,057 ($19,537 after tax, or $.17 per share) representing the bond tender premium, related fees and expenses and the write-off of unamortized fees. For additional information, see Note 13 included herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of March 1, 2005, we owned and operated 236 funeral homes and 147 cemeteries in 27 states within the United States and Puerto Rico.

     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and Note 1 to the consolidated financial statements included herein.

     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 1(k) and 1(l) to the consolidated financial statements.

     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our domestic trusts. However, the average realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent, 2.6 percent and 3.2 percent for fiscal years 2000, 2001, 2002, 2003, 2004 and the three months ended January 31, 2005, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise and services trusts until the underlying products and services are delivered. Consequently, the lower investment returns realized during previous years reduced the trust earnings recognized as revenue in 2004 and the first fiscal quarter of 2005, and will likely do so for the remainder of fiscal year 2005. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and low returns on fixed-income investments put pressure on perpetual care trust earnings recognized in fiscal year 2004, in the first quarter of fiscal 2005, and may do so again during the remainder of fiscal year 2005. Because approximately 60 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.

     On a quarterly basis, we evaluate the market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. If we determine that an unrealized loss is other than temporary, we adjust the cost basis to the current market value. The other than temporary loss is reflected as a reduction in the value of the trust asset and a corresponding reduction in the related non-controlling interest and deferred revenue liabilities and has no effect on shareholders’ equity. Unrealized gains and losses reflected in the tables in Notes 3, 4 and 5 to the consolidated financial statements are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $77.6 million and $42.3 million, respectively, as of January 31, 2005, from their original cost basis. They had net unrealized appreciation of $5.4 million and $3.7 million, respectively, as of January 31, 2005 resulting from temporary unrealized gains and losses. See Notes 3 and 4 to the consolidated financial statements.

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

     Our cemetery perpetual care trust accounts had other than temporary declines of $30.1 million as of January 31, 2005, from their original cost basis. They had net unrealized appreciation of $11.6 million as of January 31, 2005 resulting from temporary unrealized gains and losses. See Note 5 to the consolidated financial statements. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.

     For a discussion of our forecasts for continuing operations in fiscal year 2005, the principal assumptions underlying the forecasts and risk factors related to our businesses and industry, see Item 5 below.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. There have been no changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Results of Operations

     In December 2003, we announced our plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that are performing below acceptable levels and no longer fit our operating profile. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” businesses held for sale or sold that meet certain criteria in SFAS No. 144 are to be classified as discontinued operations. Thus, beginning in the first quarter of fiscal year 2004, the businesses that met the criteria and the businesses sold during fiscal years 2003 and 2004 were classified as discontinued operations. The following discussion segregates the financial results of continuing operations into our funeral and cemetery segments. As there have been no material acquisitions or construction of new locations in fiscal years 2005 and 2004, results from continuing operations reflect those of same store locations.

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004—Continuing Operations

Funeral Segment

	Three Months Ended
	January 31,
	2005	2004	Decrease
	(In millions)
Total Funeral Revenue	$71.6	$74.8	$(3.2)
Total Funeral Costs	51.4	51.9	(.5)

Total Funeral Gross Profit	$20.2	$22.9	$(2.7)

     Funeral revenue from continuing operations decreased $3.2 million, or 4.3 percent, for the three months ended January 31, 2005, compared to the corresponding period in 2004. The decrease in funeral revenue was primarily due to a 5.4 percent decrease in the number of same store funeral services performed, or 904 events out of 16,633 total same store funeral services performed. Our results for the three months ended January 31, 2005 were significantly impacted by this decline in same store funeral events performed, particularly during the months of December and January, which we believe to be consistent with a decline in the number of deaths in our markets. Through the monitoring of our funeral market share, we believe that the lower events in the first quarter of fiscal year 2005 were primarily related to a decrease in deaths and are not indicative of a substantial loss in market share. Our data indicates that we have experienced increases in market share in some markets and decreases in others, resulting in an overall slight decrease in market share. Also this year we seem to be experiencing a milder and later flu season than we experienced last year. The timing and severity of the flu season fluctuates from year to year and can have a considerable impact on our business. We experienced a similar decline in same store cemetery events.

     The decline in same store funeral events was partially offset by an increase in the average revenue per funeral service performed by our same store businesses. Our same store businesses achieved a 2.3 percent increase in the average revenue per traditional funeral service and a 6.0 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 1.7 percent increase in the average revenue per funeral service for our same store businesses. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new program for funeral arranger incentives.

     Funeral gross profit margin from continuing operations decreased from 30.6 percent in the first quarter of fiscal year 2004 to 28.2 percent in the first quarter of fiscal year 2005. The decrease is primarily due to the decline in revenues described above combined with the fixed cost nature of the funeral business. The cremation rate for our same store operations was 37.0 percent for the quarter ended January 31, 2005 compared to 36.3 percent for the quarter ended January 31, 2004. Due to the fixed cost nature of the funeral business, the significant decline in funeral events had a disproportionate impact on margins.

Cemetery Segment

	Three Months Ended
	January 31,		Increase
	2005	2004	(Decrease)
	(In millions)
Total Cemetery Revenue	$54.9	$56.0	$(1.1)
Total Cemetery Costs	43.2	41.9	1.3

Total Cemetery Gross Profit	$11.7	$14.1	$(2.4)

     Cemetery revenue from continuing operations decreased $1.1 million, or 2.0 percent, for the three months ended January 31, 2005, compared to the corresponding period in 2004, primarily due to a decrease in perpetual care trust earnings and a decline in the number of events performed, partially offset by an increase in revenue associated with the construction of cemetery projects during the quarter and an increase in cemetery property sales. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 1.8 percent in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. Cemetery property sales were significantly lower than expected in Puerto Rico. As a result, we have restructured our Puerto Rican sales organization and expect preneed sales to improve. Excluding sales in Puerto Rico, we would have achieved an 8 percent increase in cemetery property sales during the first quarter.

     We experienced an annualized average return, excluding unrealized gains and losses, of 3.8 percent in our perpetual care trusts for the quarter ended January 31, 2005 resulting in revenue of $1.1 million, compared to 4.7 percent for the corresponding period in 2004 resulting in revenue of $2.4 million.

     Cemetery gross profit margin from continuing operations decreased from 25.2 percent in the first quarter of fiscal year 2004 to 21.3 percent in the first quarter of fiscal year 2005. This decline resulted from decreased revenues as discussed above and the fixed cost nature of the cemetery business. Due to the fixed cost nature of the cemetery business, the significant decline in cemetery events had a disproportionate impact on margins.

Discontinued Operations

     In accordance with SFAS No. 144, we review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels and no longer fit our operating profile. The operating results of those businesses that meet the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the three months ended January 31, 2005 were gains on dispositions, net of impairment losses, of $.2 million. Revenues for the three months ended January 31, 2005 were $.1 million compared to $4.2 million in the same period in 2004. Income tax expense for our discontinued operations for the three months ended January 31, 2005 was $.1 million compared to $.2 million for the same period in 2004.

Other

     Corporate general and administrative expenses for the three months ended January 31, 2005 increased $.3 million compared to the same period in 2004 primarily due to increased legal and professional fees.

     In December 2003, we announced a reduction and restructuring of our workforce. For the three months ended January 31, 2004, we recorded $2.0 million for severance and other costs associated with the workforce reductions, which is presented in the “Separation charges” line item in the consolidated statements of earnings. The workforce reduction plan was completed June 1, 2004. There were no separation charges for the three months ended January 31, 2005.

     Total depreciation and amortization was $11.7 million for the first quarter of fiscal year 2005 compared to $12.9 million for the same period in 2004. Depreciation and amortization from continuing operations was $11.6 million for the first quarter of fiscal year 2005 compared to $12.7 million for the same period in 2004. The decline in depreciation and amortization is due in part to a decrease in the amortization of previously deferred selling costs because of the decline in funeral and cemetery events occurring during the first quarter of 2005 compared to the same period in 2004. For additional information, see Note 1(g) to the condensed consolidated financial statements.

     Interest expense decreased $2.1 million to $10.4 million for the first quarter of fiscal year 2005 compared to $12.5 million for the same period in 2004 due to a $72.4 million decrease in average debt outstanding and a 27 basis point decrease in the average interest rate.

     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the three months ended January 31, 2005, we evaluated our long-lived assets, recorded impairment charges of $.3 million and sold several assets that we held for sale at a net gain of $.6 million. The net effect was that we reported gains on dispositions, net of impairment losses, of $.3 million in continuing operations for the three months ended January 31, 2005, compared to $.6 million for the same period in 2004. These charges are presented in the “Gains on dispositions net of impairment losses” line item in the consolidated statements of earnings.

     Other operating income, net, was $.3 million for the three months ended January 31, 2005 compared to $.4 million for the three months ended January 31, 2004 and primarily included net gains on the sale of assets which were not included in our businesses classified as held for sale.

     Investment and other income (expense), net, increased $1.2 million from an expense of $1.1 million for the three months ended January 31, 2004 to income of $.1 million for the three months ended January 31, 2005. The $1.1 million expense for the three months ended January 31, 2004 was primarily comprised of a write-down of certain marketable securities, which had market value losses that were deemed to be other than temporary.

     The effective tax rate for our continuing operations for the three months ended January 31, 2005 was 39.1 percent compared to 38.0 percent for the same period in 2004.

     As of January 31, 2005 and March 1, 2005, our outstanding debt totaled $402.5 million and $434.2 million, respectively. Of the total debt outstanding as of January 31, 2005, approximately 75 percent was subject to fixed rates averaging 10.7 percent, and 25 percent was subject to short-term variable rates averaging approximately 5.4 percent. In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. One of the agreements expired on March 11, 2004, and the other expires on March 11, 2005. As of January 31, 2005, the effective rate of the remaining interest rate swap was 4.265 percent. On November 19, 2004, we completed the refinancing of our senior secured credit facility. No amounts under the new senior secured credit facility are hedged by the remaining interest rate swap. During the three months ended January 31, 2005, we recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility.

Preneed Sales into and Deliveries out of the Backlog

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $38.3 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $16.3 million related to insurance-funded preneed funeral contracts) during the three months ended January 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to $37.6 million (including $15.0 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $39.4 million for the three months ended January 31, 2005, compared to $42.7 million for the corresponding period in 2004, resulting in net reductions in the backlog of $1.1 million and $5.1 million for the three months ended January 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash Flow

     Our operations used cash of $1.9 million for the three months ended January 31, 2005, compared to providing cash of $36.0 million for the corresponding period in 2004. The 2004 amount includes a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. The reduction in cash flow from operations primarily resulted from the tax refund received during the first quarter of 2004, and a decrease in accrued expenses due to the timing of vendor payments combined with a reduction in earnings in 2005. Our cash flow does not come in evenly throughout the year, and historically we have had negative to slightly positive cash flow in our first fiscal quarter while generating greater amounts of cash in later quarters. In January of 2005 and 2004, we had a $16 million interest payment due related to our 10.75 percent senior subordinated notes. These cash outflows coupled with several items that are paid out annually in our first quarter, such as property taxes and insurance payments, burden our first quarter cash flow more than our later quarters.

     Our investing activities resulted in a net cash outflow of $1.0 million for the three months ended January 31, 2005, compared to $4.0 million for the comparable period in 2004. For the three months ended January 31, 2005, capital expenditures amounted to $6.5 million, which included $3.2 million for maintenance capital expenditures and $3.3 million for growth initiatives, compared to capital expenditures of $4.8 million in the same period in 2004, which included $3.9 million for maintenance capital expenditures and $.9 million for growth initiatives.

     Our financing activities resulted in a net cash outflow of $6.5 million for the three months ended January 31, 2005, compared to $36.0 million for the comparable period in 2004. The change was due primarily to net repayments of long-term debt of $14.3 million in the three months ended January 31, 2005 (which includes $110.0 million in proceeds of long-term debt and $124.3 million in repayments of long-term debt), compared to repayments of $38.8 million in the comparable period of 2004. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004.

Contractual Obligations and Commercial Commitments

     As of January 31, 2005, our outstanding debt balance was $402.5 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2005.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$402.5	$2.2	$3.3	$312.1	$84.9
Interest on long-term debt (2)	141.5	37.2	73.6	24.7	6.0
Operating lease obligations (3)	37.8	3.5	7.9	6.8	19.6
Non-competition and other agreements (4)	9.5	3.4	4.0	1.5	.6

	$591.3	$46.3	$88.8	$345.1	$111.1

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of March 1, 2005.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior subordinated notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of January 31, 2005.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of January 31, 2005 are $3.5 million, $4.2 million, $3.7 million, $2.9 million, $3.9 million and $19.6 million for the years ending October 31, 2005, 2006, 2007, 2008, 2009 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to three former executive officers.

     We expect to be able to reduce our debt with approximately $10 million of remaining income tax benefits related to the sale of our foreign operations which we expect to receive by the end of fiscal year 2007.

     In February 2005, we used the net proceeds of the issuance of $200.0 million of our 6.25 percent senior notes, an additional $130.0 million in Term Loan B borrowings and a portion of our available cash to complete a tender offer pursuant to which we repurchased $298.2 million of our 10.75 percent senior subordinated notes and paid related tender premiums, fees, expenses and accrued interest of $28.9 million. For additional information, see Note 13 to the consolidated financial statements. As of March 1, 2005, our outstanding debt balance was $434.2 million, consisting of $10.0 million drawn on our revolving credit facility, $219.7 million in Term Loan B, $1.8 million of 10.75 percent senior subordinated notes, $200.0 million of 6.25 percent senior notes and $2.7 million of other debt. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of March 1, 2005.

					Other,
					Principally
					Seller
Fiscal	Revolving		Senior		Financing of
Year Ending	Credit	Term	Subordinated	Senior	Acquired
October 31,	Facility	Loan B	Notes	Notes	Operations	Total
2005	$—	$1.6	$—	$—	$.8	$2.4
2006	—	2.2	—	—	1.0	3.2
2007	—	2.2	—	—	.6	2.8
2008	—	2.2	1.8	—	.2	4.2
2009	—	2.2	—	—	—	2.2
Thereafter	10.0	209.3	—	200.0	.1	419.4

Total long-term debt	$10.0	$219.7	$1.8	$200.0	$2.7	$434.2

     We also had $15.7 million of outstanding letters of credit as of January 31, 2005 and March 1, 2005, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future.

     As of January 31, 2005 and March 1, 2005, there was $10.0 million drawn on our revolving credit facility. As of January 31, 2005 and March 1, 2005, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $58.2 million.

     In June 2004, the Board of Directors approved an additional $3.0 million in stock repurchases thereby increasing the stock repurchase program limit from $25.0 million to $28.0 million, of which an aggregate of $24.4 million had been spent through March 1, 2005. Since the inception of our stock repurchase program in June 2003 through March 1, 2005, we have repurchased and retired 3,845,000 shares of our Class A common stock at an average price of $6.34 per share.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of January 31, 2005 consist of the following items:

(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida, which is discussed above and in Note 23 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 3 to the condensed consolidated financial statements included herein.

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Three Months
Ended
January 31,	Years Ended October 31,
2005	2004	2003	2002	2001	2000

2.42(1)	2.37(2)	—(3)	1.73(4)	—(5)(6)	2.55

(1)	Pretax earnings for the three months ended January 31, 2005 include $.3 million of gains on dispositions, net of impairment losses and a charge of $2.7 million for the loss on early extinguishment of debt.

(2)	Pretax earnings for the fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and $.3 million in gains on dispositions, net of impairment losses.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $73.0 million for goodwill impairment, a noncash charge of $9.3 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers. As a result of these charges, our earnings for the fiscal year ended October 31, 2003 were insufficient to cover our fixed charges, and an additional $45.1 million in pretax earnings would have been required to eliminate the coverage deficiency.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $198.1 million in pretax earnings would have been required to eliminate the coverage deficiency.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the Securities and Exchange Commission on January 11, 2005. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.

     The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates as discussed below. Generally, our market risk sensitive instruments and positions are characterized as “other than trading.” Our exposure to market risk as discussed below includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur. Actual gains and losses, fluctuations in equity markets, interest rates and the timing of transactions may differ from those estimated.

Interest

     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2.

     Effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. The first agreement effectively converted $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 3.65 percent and expired on March 11, 2004. The second agreement effectively converts $50.0 million of variable-rate debt bearing interest based on three-month LIBOR to a fixed rate based on the swap rate of 4.265 percent and expires on March 11, 2005. The estimated fair value of the remaining interest rate swap based on quoted market prices was ($.2) million and ($.5) million as of January 31, 2005 and October 31, 2004, respectively. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in an increase of approximately $0 and $.1 million in the fair value of this instrument as of January 31, 2005 and October 31, 2004, respectively.

     As of January 31, 2005 and October 31, 2004, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $305.5 million and $314.6 million, respectively, compared to fair values of $329.6 million and $344.7 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 40 basis points for both January 31, 2005 and October 31, 2004, would result in changes of approximately $.5 million and $.9 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Henrietta Torres and Teresa Fiore, on behalf of themselves and all others similarly situated and the General Public v. Stewart Enterprises, Inc., et al.; No. BC328961; In the Superior Court for the State of California for the County of Los Angeles, Central District. This purported class action was filed on February 17, 2005 on behalf of a nationwide class defined to include all persons, entities and organizations who purchased funeral goods and/or services in the United States from defendants at any time on or after February 17, 2001. The suit names the Company and a number of its Southern California affiliates as defendants and also seeks to assert claims against a class of all entities located anywhere in the United States whose ultimate parent corporation has been the Company at any time on or after February 17, 2001.

     The plaintiffs allege that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services and that such failure (i) violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis, (ii) violated a provision of California’s Business and Professions Code that prohibits unlawful, unfair or fraudulent business acts or practices and unfair, deceptive, untrue or misleading advertising, (iii) constituted unfair, unlawful and fraudulent business practices, (iv) resulted in unjust enrichment, and (v) constituted a civil conspiracy among the defendants to commit acts of unfair competition. The plaintiffs seek restitution damages, disgorgement, interest and attorneys’ fees. The Company was notified of the complaint only recently and has had limited time to understand or evaluate it. Based on its preliminary analysis, the Company believes the complaint is meritless and intends to aggressively defend itself. However, the ultimate outcome of the matter cannot be determined at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased(1)	paid per share	plans or programs(2)	plans or programs
November 1, 2004 through November 30, 2004	—	$—	—	$5,783,509

December 1, 2004 through December 31, 2004	27,852	$7.62	—	$5,783,509

January 1, 2005 through January 31, 2005	299,846	$6.66	—	$5,783,509

Total	327,698	$6.74	—	$5,783,509

(1)	Consists of shares repurchased from certain executive officers and directors to satisfy the exercise price and tax withholding of certain stock option exercises.

(2)	On June 26, 2003, we announced that our Board of Directors had approved a new stock repurchase program that allows us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, the Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. The repurchases are limited to our Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of the program through January 31, 2005, we have repurchased and retired 3,500,000 shares at an average price of $6.35 per share.

Item 5. Other Information

Forward-Looking Statements

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives, (5) our ability to control costs and maintain our margins, (6) our current plans for deployment of our projected cash flow, (7) the success and timing of selling the small businesses designated as held for sale and (8) our ability to realize the carrying value of our deferred tax assets.

     The financial forecasts included in this Form 10-Q have been prepared by, and are the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the financial forecasts and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.

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

     We forecast that earnings from continuing operations will be in the range of $.25 to $.29 per share including two early extinguishment of debt charges estimated to total $.19 per share. We expect cash flow from operations in fiscal year 2005 to be between $50 million and $60 million. Maintenance capital expenditures are expected to be between $16 million and $18 million.

          Our 2005 forecast for continuing operations is based on the following principal assumptions:

(1)	The average revenue per traditional and cremation funeral service performed is expected to increase by approximately 2 percent to 3 percent, excluding any impact from funeral trust earnings. Increases in average revenue per funeral service performed may be partially offset by a decrease in the number of families served by continuing operations in 2005 as compared to 2004. The upper end of the forecast range assumes that these businesses will serve the same number of families during fiscal year 2005 as in 2004, and the lower end assumes a possible reduction in the number of families served of up to 3 percent. Although the number of families served during the first quarter of fiscal year 2005 was below the lower end of the forecast range, we continue to believe deaths will be more in line with our forecasts for the full fiscal year.

(2)	Cemetery property sales are expected to increase by 4 percent to 8 percent. Although the increase in cemetery property sales was below this range during the first quarter of fiscal year 2005, at this time, we believe the increase of 4 percent to 8 percent is achievable for the fiscal year.

(3)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery merchandise and perpetual care trusts, is expected to be slightly down from that recognized in 2004.

(4)	While we intend to control costs, we do not anticipate further significant cost cuts as those implemented in 2004.

(5)	As a result of refinancing the senior secured credit facility in November 2004 and refinancing substantially all of our 10.75 percent senior subordinated notes in February 2005, combined with continued debt reduction, interest expense is expected to decrease significantly for fiscal year 2005. During the first quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $2.7 million. During the second quarter of fiscal year 2005, we repurchased $298.2 million of our 10.75 percent senior subordinated notes and will incur a charge for early extinguishment of debt of approximately $30.1 million representing $25.4 million for the tender premium, related fees and expenses and $4.7 million to write-off the remaining unamortized book value of fees on the prior notes.

(6)	Cash flow for fiscal year 2005 is expected to be consistent with fiscal year 2004 with the exception of unusual items, such as the tax refund of $33.2 million received during fiscal year 2004.

(7)	We expect to use cash flow from operations to maintain our facilities at a level comparable to 2004, to further reduce debt, for growth initiatives or to repurchase stock as appropriate.

     These forecasts for continuing operations exclude the results of a number of small businesses that we have closed or sold, the results of which will be reported separately as discontinued operations as appropriate in future reports.

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

Risks Related to Our Business

We have experienced a decline in funeral call volume due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.

     We have experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2001 to 2002 and 2002 to 2003, same-store funeral call volumes decreased 1.5 percent and 2.6 percent, respectively. One of the operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in same-store funeral call volumes from fiscal year 2003 to 2004 of 1.0 percent. We have experienced a decrease of 5.4 percent in same-store funeral call volumes during the quarter ending January 31, 2005, as compared to the prior year. We can give no assurance that we will be successful in implementing the operating initiative described above in the long term or that it will succeed in stopping or reversing the decline in same-store funeral call volumes.

We may experience declines in preneed sales due to numerous factors, including changes made to contract terms and sales force compensation and a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

     In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. Later in fiscal year 2000, we changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. A decline in cemetery property sales in Puerto Rico reduced our overall cemetery property sales below our forecasts during the first quarter of fiscal year 2005. We have addressed this by dividing the responsibility from one sales executive on the island to three, allowing them to better focus on our primary markets. We can give no assurance that they will be successful in stopping or reversing the decline in our Puerto Rican preneed sales. In addition, a weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the past, a decline in preneed sales. Geopolitical concerns could lower consumer confidence, which could also result in a decline in preneed sales.

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

     In recent years, the marketing of preneed funeral services through television, radio and print advertising, direct mailings and personal sales calls has increased. Extensive advertising or effective marketing by competitors in local markets could cause us to lose market share and revenues or cause us to increase marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs in response to competition in order to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet. We do not currently sell products or services over the Internet.

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

     Unrealized gains and losses in the preneed funeral and cemetery merchandise and services trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying products or services. Accordingly, if current market conditions do not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2004 and did so again in the first quarter of fiscal year 2005. Unrealized gains and losses in the cemetery perpetual care trusts do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

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

Increased costs may have a negative impact on earnings and cash flows.

     During fiscal year 2004, we reduced funeral, cemetery and corporate general and administrative expenses, primarily through a reduction in our workforce. While we intend to continue to control costs, we do not anticipate any further significant cost cuts. We may not be successful in maintaining our margins and may incur additional costs.

     Insurance costs, in particular, have increased substantially in recent years. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Additional increases in insurance costs cannot be predicted.

Our ability to dispose of our businesses at prices consistent with our expectations depends on several factors, many of which are beyond our control. Any changes in expected sales prices or carrying values of these businesses could result in additional impairment charges or could adversely affect our ability to sell these businesses at prices we are willing to accept.

     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We believe that the closing or sale of those businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues. As of January 31, 2005, we had closed on or entered into preliminary agreements to sell 70 businesses for approximately $26.8 million and have 9 additional businesses we will continue to market. We can give no assurance that we will be able to dispose of these businesses or that buyers will accept our terms, nor can we give any assurance that the selling prices of these businesses will not be materially different from our expectations.

Any variance between the anticipated and actual sale prices or changes in the carrying values of these businesses would result in additional impairment charges in the future and did result in gains on dispositions, net of impairment losses, recorded in 2004.

Our Chairman Emeritus may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of noteholders.

     As of January 1, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., held 7,225,274 shares (or approximately 6.8 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 30.2 percent of our total voting power, while holding approximately 9.8 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of noteholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders and in the interest of the note holders.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

     Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our meeting the financial covenants in our senior secured credit facility and other debt agreements we may have in the future. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

     Amounts borrowed under the senior secured credit facility are subject to variable interest rates. Any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.

Covenant restrictions under our senior secured credit facility and our 6.25 percent senior note indenture may limit our ability to operate our business.

     Our senior secured credit facility and the indenture governing the 6.25 percent senior notes contain, among other things, covenants that restrict our and our subsidiaries’ activities. Our senior secured credit facility limits, among other things, our and the guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale and leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and create liens on our assets. In addition, our senior secured credit facility contains specific limits on capital expenditures. Furthermore, our senior secured credit facility requires us to maintain specified financial ratios and satisfy financial condition tests. The indenture governing the 6.25 percent senior notes restricts our and the guarantors’ ability to create liens on assets, enter into sale and leaseback transactions and merge or consolidate with other companies. Our and our subsidiaries’ future indebtedness may contain similar or even more restrictive covenants.

     These covenants may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. We might not meet those covenants, and the lenders might not waive any failure to meet those covenants. A breach of any of those covenants could result in a default under such indebtedness. If an event of default under our senior secured credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Any such declaration would also result in an event of default under the indenture governing the 6.25 percent senior notes.

Our projections for 2005 do not include any earnings from acquisition activity. Several important factors, among others, may affect our ability to consummate acquisitions.

     Although we have not made any significant acquisitions in recent years, we may in the future. Any such acquisitions have risks. We may fail to identify suitable acquisition candidates, and even if we do, acquisitions may not be completed on acceptable terms or successfully integrated into our existing business. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to our lack of experience operating in new areas and to the presence of competitors who have been in certain markets longer than we have, such entry may be more difficult or expensive than we anticipate.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our internal control over financial reporting, which could impact the market price of our common stock and our access to capital.

     We are in the process of completing our documentation and beginning the testing of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management’s assessments of the effectiveness of internal controls over financial reporting as of the end of our fiscal year 2005 and a report by our independent registered public accounting firm addressing management’s assessments and the effectiveness of the internal controls as of that date. During the course of testing, we may identify deficiencies and weaknesses. The timing of the identification of any deficiencies or weaknesses could cause management to be unable to conclude that our internal controls are effective as of the end of fiscal year 2005 or our auditors to be unable to give a favorable report on management’s assessments. This could have a material adverse effect on the market price of our common stock and possibly on our access to capital.

Risks Related to the Death Care Industry

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. This factor adversely affected our results in fiscal year 2004 and did so again in the first quarter of fiscal year 2005. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35 percent of the deaths in the United States by the year 2010, compared to 28 percent in 2002. In fiscal years 2002, 2003, 2004 and the first quarter of fiscal year 2005, 35 percent, 36 percent, 37 percent and 37 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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

     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, Puerto Rican and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several jurisdictions and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, impose or increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our future prospects.

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013

(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 9, 2005	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Executive Vice President and Chief Financial Officer

March 9, 2005	/s/ MICHAEL G. HYMEL
Michael G. Hymel
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013

(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer