Form 10-Q
period 2005-04-30
STEWART ENTERPRISES INC
filed 2005-06-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___

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

     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2005, was 106,143,977 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2005	2004
Revenues:
Funeral	$75,524	$71,582
Cemetery	61,139	59,511

	136,663	131,093

Costs and expenses:
Funeral	56,367	50,232
Cemetery	45,196	44,043

	101,563	94,275

Gross profit	35,100	36,818
Corporate general and administrative expenses	(4,582)	(4,621)
Separation charges (Note 13)	—	(138)
Gains on dispositions and impairment (losses), net (Note 12)	421	(315)
Other operating income, net	261	504

Operating earnings	31,200	32,248
Interest expense	(6,671)	(11,953)
Loss on early extinguishment of debt (Note 14)	(30,057)	—
Investment and other income, net	111	57

Earnings (loss) from continuing operations before income taxes	(5,417)	20,352
Income tax expense (benefit)	(1,519)	7,615

Earnings (loss) from continuing operations	(3,898)	12,737

Discontinued operations (Note 12):
Earnings (loss) from discontinued operations before income taxes	(186)	1,573
Income tax benefit	(94)	(447)

Earnings (loss) from discontinued operations	(92)	2,020

Net earnings (loss)	$(3,990)	$14,757

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.04)	$.12
Earnings from discontinued operations	—	.02

Net earnings (loss)	$(.04)	$.14

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.04)	$.12
Earnings from discontinued operations	—	.02

Net earnings (loss)	$(.04)	$.14

Weighted average common shares outstanding (in thousands):
Basic	109,506	107,438

Diluted	109,506	108,400

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2005	2004
Revenues:
Funeral	$147,026	$146,309
Cemetery	115,786	115,526

	262,812	261,835

Costs and expenses:
Funeral	108,426	102,128
Cemetery	88,703	85,892

	197,129	188,020

Gross profit	65,683	73,815
Corporate general and administrative expenses	(8,798)	(8,534)
Separation charges (Note 13)	—	(2,131)
Gains on dispositions and impairment (losses), net (Note 12)	1,147	288
Other operating income, net	505	943

Operating earnings	58,537	64,381
Interest expense	(17,047)	(24,474)
Loss on early extinguishment of debt (Note 14)	(32,708)	—
Investment and other income (expense), net	219	(1,068)

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	9,001	38,839
Income taxes	4,008	14,640

Earnings from continuing operations before cumulative effect of change in accounting principle	4,993	24,199

Discontinued operations (Note 12):
Earnings from discontinued operations before income taxes	127	2,001
Income tax expense (benefit)	125	(285)

Earnings from discontinued operations	2	2,286

Earnings before cumulative effect of change in accounting principle	4,995	26,485
Cumulative effect of change in accounting principle (net of $93,235 income tax benefit) (Note 2)	(141,318)	—

Net earnings (loss)	$(136,323)	$26,485

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.05	$.22
Earnings from discontinued operations	—	.03
Cumulative effect of change in accounting principle	(1.30)	—

Net earnings (loss)	$(1.25)	$.25

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.05	$.22
Earnings from discontinued operations	—	.02
Cumulative effect of change in accounting principle	(1.29)	—

Net earnings (loss)	$(1.24)	$.24

Weighted average common shares outstanding (in thousands):
Basic	109,293	107,660

Diluted	109,506	108,177

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalent investments	$18,450	$21,514
Marketable securities	1,292	1,297
Receivables, net of allowances	61,599	59,461
Inventories	37,750	39,455
Prepaid expenses	3,657	2,954
Deferred income taxes, net	4,212	4,522
Assets held for sale (Note 12)	—	3,590

Total current assets	126,960	132,793
Receivables due beyond one year, net of allowances	77,244	79,879
Preneed funeral receivables and trust investments	498,898	504,882
Preneed cemetery receivables and trust investments	260,143	259,459
Goodwill	405,627	405,136
Deferred charges (Note 2)	19,696	254,834
Cemetery property, at cost	370,519	371,094
Property and equipment, at cost:
Land	41,746	40,525
Buildings	298,168	294,916
Equipment and other	168,358	163,427

	508,272	498,868
Less accumulated depreciation	206,926	197,576

Net property and equipment	301,346	301,292
Deferred income taxes, net	134,106	43,124
Cemetery perpetual care trust investments	211,503	210,267
Other assets	1,417	1,408

Total assets	$2,407,459	$2,564,168

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note 14)	$5,087	$1,725
Accounts payable	8,210	9,075
Accrued payroll	10,589	13,005
Accrued insurance	22,697	21,430
Accrued interest	4,708	11,315
Other current liabilities	10,057	13,089
Income taxes payable	616	130
Liabilities associated with assets held for sale (Note 12)	—	2,388

Total current liabilities	61,964	72,157
Long-term debt, less current maturities	413,377	415,080
Deferred preneed funeral revenue	145,554	158,311
Deferred preneed cemetery revenue	282,736	284,963
Non-controlling interest in funeral and cemetery trusts	628,615	629,376
Other long-term liabilities	10,636	11,130

Total liabilities	1,542,882	1,571,017

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	209,833	208,893

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 106,143,977 and 104,330,101 shares at April 30, 2005 and October 31, 2004, respectively	106,144	104,330
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2005 and October 31, 2004; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	679,098	673,630
Retained earnings (accumulated deficit)	(133,025)	3,298
Unearned restricted stock compensation	(1,028)	(222)
Accumulated other comprehensive loss:
Derivative financial instrument losses	—	(333)

Total accumulated other comprehensive losses	—	(333)

Total shareholders’ equity	654,744	784,258

Total liabilities and shareholders’ equity	$2,407,459	$2,564,168

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

			Retained	Unearned	Derivative
		Additional	Earnings	Restricted	Financial	Total
	Common	Paid-In	(Accumulated	Stock	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	Gains (Losses)	Equity
Balance October 31, 2004	$107,885	$673,630	$3,298	$(222)	$(333)	$784,258

Comprehensive income (loss):
Net loss			(136,323)			(136,323)

Other comprehensive income:
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)					333	333

Total other comprehensive income	—	—	—	—	333	333

Total comprehensive income (loss)	—	—	(136,323)	—	333	(135,990)

Restricted stock activity	166	992		(806)		352
Issuance of common stock	37	183				220
Stock options exercised	2,511	9,877				12,388
Tax benefit associated with stock options exercised		1,939				1,939
Purchase and retirement of common stock	(900)	(4,781)				(5,681)
Dividends ($.025 per share)		(2,742)				(2,742)

Balance April 30, 2005	$109,699	$679,098	$(133,025)	$(1,028)	$—	$654,744

(1)	Amount includes 106,144 and 104,330 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2005 and October 31, 2004, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(136,323)	$26,485
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(1,494)	(1,619)
Cumulative effect of change in accounting principle	141,318	—
Loss on early extinguishment of debt	32,708	—
Depreciation and amortization	10,827	11,700
Amortization of preneed selling costs	—	13,758
Provision for doubtful accounts	3,063	4,197
Net loss realized on marketable securities	—	1,194
Provision for deferred income taxes	2,193	6,057
Other	771	197
Changes in assets and liabilities:
(Increase) decrease in other receivables	(4,127)	28,548
Decrease in deferred charges	960	2,810
(Increase) decrease in inventories and cemetery property	1,794	(77)
Increase (decrease) in accounts payable and accrued expenses	(9,130)	1,096
Net effect of preneed funeral production and maturities	(10,362)	(16,899)
Net effect of preneed cemetery production and deliveries	(2,117)	1,383
Change in deferred charges – prearranged acquisition costs	—	(16,763)
Decrease in other	(1,062)	(1,188)

Net cash provided by operating activities	29,019	60,879

Cash flows from investing activities:
Proceeds from sales of marketable securities	16	1,019
Proceeds from sale of assets, net	6,385	8,938
Additions to property and equipment	(12,968)	(8,333)
Other	(188)	47

Net cash provided by (used in) investing activities	(6,755)	1,671

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—
Repayments of long-term debt	(438,341)	(48,158)
Debt issue costs and tender premium	(31,180)	—
Issuance of common stock	12,608	4,711
Purchase and retirement of common stock	(5,681)	(10,692)
Dividends	(2,742)	—
Other	8	—

Net cash used in financing activities	(25,328)	(54,139)

Net increase (decrease) in cash	(3,064)	8,411
Cash and cash equivalents, beginning of period	21,514	18,585

Cash and cash equivalents, end of period	$18,450	$26,996

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$2,400	$(29,800)
Interest	$22,500	$21,500

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

     (a) The Company

     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2005, the Company owned and operated 235 funeral homes and 147 cemeteries in 26 states within the United States and Puerto Rico.

     (b) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (c) Interim Disclosures

     The information as of April 30, 2005, and for the three and six months ended April 30, 2005 and 2004, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

     The year-end condensed consolidating balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

     The results of operations for the three and six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2005.

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

     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amounts of receivables due beyond one year approximate fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities, including marketable securities in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments, are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Note 2(b) for additional information. The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements.

     Any investment with a fair market value that has been less than its cost basis by 20 percent or greater for more than six months as of the respective balance sheet reporting date is considered to be other than temporarily impaired. Otherwise, an investment with a fair market value that is less than its cost basis is considered to be temporarily impaired. This evaluation of impairment with respect to the Company’s trust portfolio is performed each quarter using quoted market prices. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects the Company’s footnote disclosure, but does not otherwise have an effect on the financial statements, since the trust portfolio amount as reported in the consolidated balance sheet is already marked to market value each quarter.

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

     On May 31, 2005, the Company changed its method of accounting for preneed selling costs as described further in Note 2(a). Under the Company’s previous accounting method, the selling costs that related to the Company’s preneed funeral and cemetery merchandise and services contracts were included in deferred charges and amortized into funeral and cemetery costs and expenses in the consolidated statement of earnings in proportion to preneed revenue recognized during the period. This expense amortization was included in amortization of preneed selling costs in the consolidated statements of cash flows. Effective November 1, 2004, these preneed selling costs are recorded in funeral and cemetery costs and expenses in the period incurred. Accordingly, fiscal year 2004 includes the amortization of these deferred preneed selling costs, while fiscal year 2005 does not.

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

     (i) Goodwill

     SFAS No. 142, “Goodwill and Other Intangibles,” provides that goodwill is no longer amortized, but must be tested annually for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at the funeral and cemetery segments, which constitute the Company’s reporting units. In the fourth quarter of each fiscal year, the Company conducts its annual goodwill impairment analysis, which compares the fair value with the book value for each reporting unit. The Company performed its annual goodwill impairment review during the fourth quarter of 2004 and determined that there was no impairment. Goodwill increased $491 to $405,627 as of April 30, 2005 compared to $405,136 as of October 31, 2004, due to changes in businesses held for sale.

     (j) Stock-Based Compensation

     As of April 30, 2005, the Company had five stock-based compensation plans, which are described in more detail in Note 22 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $207 and $258 for the three months ended April 30, 2005 and 2004, respectively, and $352 and $373 for the six months ended April 30, 2005 and 2004, respectively. See Note 1(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company has evaluated the impact of its adoption on its financial statements. See Note 2 for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net earnings (loss)	$(3,990)	$14,757	$(136,323)	$26,485
Stock-based employee compensation expense included in reported net earnings, net of tax	129	160	218	231
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(408)	(554)	(935)	(971)

Pro forma net earnings (loss)	$(4,269)	$14,363	$(137,040)	$25,745

Net earnings (loss) per common share:
Basic – as reported	$(.04)	$.14	$(1.25)	$.25

Basic – pro forma	$(.04)	$.13	$(1.25)	$.24

Diluted – as reported	$(.04)	$.14	$(1.24)	$.24

Diluted – pro forma	$(.04)	$.13	$(1.25)	$.24

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (k) Funeral Revenue

     The Company sells prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. Prior to performing the funeral or delivering the merchandise, such sales are deferred.

     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. All selling costs related to the acquisition of new prearranged funeral service sales and prearranged funeral merchandise sales are now expensed as incurred. Prior to that time, the selling costs that related to the Company’s preneed funeral service and merchandise contracts were included in deferred charges and amortized in proportion to the preneed revenue recognized during the period. See Note 2(a) for additional information.

     Prearranged funeral services and merchandise generally are funded either through trust or escrow accounts established by the Company or through third-party insurance companies. Principal amounts deposited in the trust or escrow accounts generally range from 70 percent to 90 percent of each installment received. The sale of caskets is treated in some jurisdictions in the same manner as the sale of cemetery merchandise and in some jurisdictions as the sale of funeral services for trusting purposes. Amounts deposited are available to the Company as funeral services and merchandise are delivered and are refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser’s option to cancel the contract. Certain jurisdictions provide for non-refundable trust or escrow accounts where the Company receives such amounts upon cancellation by the customer. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts until the underlying service or merchandise is delivered.

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

     When prearranged funeral services and merchandise are funded through insurance policies purchased by customers from third-party insurance companies, the Company earns a commission if it acts as agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue at the point at which the commission is no longer subject to refund. The costs related to the commissions are expensed at the same time. Nothing more is recorded until the contracted service or merchandise is delivered. At that time, the face amount of the contract and the build-up in the face value of the contract (i.e., the policy proceeds) are recorded as funeral revenue, and the related expenses are recorded. A receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.

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
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     On May 31, 2005, the Company changed its method of accounting for preneed selling costs related to the acquisition of new prearranged cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. All selling costs related to the acquisition of new prearranged cemetery service sales and prearranged cemetery merchandise sales are now expensed as incurred. Prior to that time, the selling costs that related to the Company’s preneed cemetery merchandise and services contracts were included in deferred charges and amortized in proportion to the preneed revenue recognized during the period. See Note 2(a) for additional information.

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

     For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.

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
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (n) Income Taxes

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. As of April 30, 2005 and October 31, 2004, the Company’s deferred tax asset valuation allowance was $9,305 and $9,556, respectively. The valuation allowance is attributed primarily to capital losses for which the Company does not expect to receive a benefit.

     For the purpose of calculating income taxes for discontinued operations, earnings (loss) from discontinued operations is segregated into two categories: operating results and gain or loss on dispositions. Operating results are tax effected in the ordinary manner (i.e., income tax expense on net operating income, income tax benefit on net operating loss).

     For calculating the gain or loss on dispositions, businesses held for sale are grouped by sale type (i.e., stock sale or asset sale). Those classified as asset sales are netted, and any losses are characterized as “ordinary.” An income tax benefit is calculated on these losses. Those classified as stock sales are netted, and any losses are characterized as “capital.” An income tax benefit is calculated on these losses. The Company’s current policy is to provide a valuation allowance for this benefit because capital losses are deductible only against capital gains, and the Company cannot at this time predict with certainty its ability to generate sufficient capital gains in future periods to absorb the losses before the carry-forward expiration.

     As sales are finalized, the Company adjusts the gain or loss for changes in actual sales proceeds as compared to estimates, and for basis differences at the time of sale, as well as any changes in the type of sale. Sales originally anticipated to be stock sales but consummated as asset sales will generate ordinary losses. The Company records a tax benefit and adjusts the valuation allowance for the respective amount resulting from the changes in circumstances surrounding the finalized sale. This adjustment is allocated to continuing operations or discontinued operations according to its original sourcing of the income or loss.

     The Company received a $33,222 income tax refund in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. At the end of fiscal year 2003, the Company had decreased its deferred tax asset and increased receivables by $33,222. When the refund was received in the first quarter of 2004, the Company increased cash and decreased the corresponding receivable. The Company used this refund to reduce its outstanding debt balance.

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

     On March 17, 2005, the Company substantially completed its $28,000 stock repurchase program initiated in June 2003, having repurchased 4,400,000 shares since its inception. On March 28, 2005, the Company announced a new $30,000 stock repurchase program. The repurchases are limited to the Company’s Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the new program through April 30, 2005, the Company has not repurchased any shares of its Class A common stock.

     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers (of which 110,666 shares have been cancelled as of April 30, 2005 and 27,972 shares were withheld to cover the tax obligation related to the vested restricted stock as of April 30, 2005). The restricted stock vests in equal one-third portions at October 31, 2004, October 31, 2005 and October 31, 2006. On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer, which vest 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers, which vest 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest.

     (p) Derivatives

     The Company accounted for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounted for its sole derivative instrument, a $50,000 interest rate swap which expired on March 11, 2005, as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet as of October 31, 2004 with the offset recorded to other comprehensive income. The Company has no remaining interest rate swaps.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     (q) Estimated Insurance Loss Liabilities

     The Company purchases comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. The Company continually evaluates the receivables due from its insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages with information obtained from its primary insurer.

     With respect to health insurance that covers substantially all of the Company’s employees, the Company purchases individual and aggregate stop loss coverage with a large deductible. This program results in the Company being primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims are based on actuarial estimates; actual claims may differ from those estimates. The Company continually evaluates its claims experience related to this coverage with information obtained from its insurer.

     Assumptions used in preparing these estimates are based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to assess the reasonableness of the Company’s insurance loss liability.

     The estimated liability on the uninsured legal and employment-related claims are established by management based upon the recommendations of professionals who perform a review of both reported claims and estimate a liability for incurred but not reported claims. These liabilities include the estimated settlement costs. Although management believes estimated liabilities related to uninsured claims are adequately recorded, it is possible that actual results could significantly differ from the recorded liabilities.

     (r) Dividends

     On March 28, 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. The first dividend was paid on April 29, 2005 to shareholders of record at the close of business on April 15, 2005. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance.

     (s) Leases

     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. As of April 30, 2005, approximately 74 percent of the Company’s 235 funeral locations were owned by the Company’s subsidiaries and approximately 26 percent were held under operating leases.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. The Company subsequently reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,838 ($1,140 after tax, or $.01 per share).

     The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company has recorded the cumulative effect of these prior period adjustments of $1,838 as non-cash charges to funeral and cemetery costs in the condensed consolidated statement of earnings for the three and six months ended April 30, 2005. Of this amount, $1,823 was attributed to funeral costs and expenses, and the remaining $15 to cemetery cost and expenses.

     The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.

     (t) Reclassifications

     Certain reclassifications have been made to the 2004 condensed consolidated statements of earnings and cash flows in order for these periods to be comparable. These reclassifications had no effect on net earnings or shareholders’ equity.

(2) Change in Accounting Principles and New Accounting Principles

     (a) Preneed Selling Costs

     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Therefore, the Company’s results of operations for the three and six months ended April 30, 2005 are reported on the basis of our changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” The Company has decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it will make its reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles and New Accounting Principles—(Continued)

     As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $234,553 pretax or $141,318 after tax (net of income tax benefit of $93,235), or $1.29 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change. The table below presents the Company’s earnings (loss) from continuing operations before cumulative effect of change in accounting principle, net earnings (loss), diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle and diluted net earnings (loss) per share for the three and six months ended April 30, 2005 had the Company not made this accounting change.

	Three Months Ended			Six Months Ended
	April 30, 2005			April 30, 2005
	As Reported	Changes	Results under Old Method	As Reported	Changes	Results under Old Method
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$(3,898)	$750	$(3,148)	$4,993	$1,392	$6,385
Net earnings (loss)	$(3,990)	$750	$(3,240)	$(136,323)	$142,710	$6,387
Diluted earnings (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(.04)	$.01	$(.03)	$.05	$.01	$.06
Diluted earnings (loss) per common share	$(.04)	$.01	$(.03)	$(1.24)	$1.29	$.05

     The table below presents the pro forma amounts for the three and six months ended April 30, 2004 as if the accounting change had been in effect during those periods.

	Three Months Ended			Six Months Ended
	April 30, 2004			April 30, 2004
	As Reported	Changes	Pro Forma	As Reported	Changes	Pro Forma
Gross profit:
Funeral	$21,350	$(1,557)	$19,793	$44,181	$(2,152)	$42,029
Cemetery	15,468	(754)	14,714	29,634	(999)	28,635

	$36,818	$(2,311)	$34,507	$73,815	$(3,151)	$70,664
Earnings from continuing operations	$12,737	$(1,433)	$11,304	$24,199	$(1,954)	$22,245
Net earnings	$14,757	$(1,400)	$13,357	$26,485	$(1,863)	$24,622
Diluted earnings per common share from continuing operations	$.12	$(.02)	$.10	$.22	$(.02)	$.20
Diluted earnings per common share	$.14	$(.02)	$.12	$.24	$(.02)	$.22

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

     (2) Change in Accounting Principles and New Accounting Principles—(Continued)

     The Company previously reported in its Form 10-Q for the quarter ended January 31, 2005 its operating results based on its prior accounting principle of deferring selling costs. The table below presents the data as of January 31, 2005 as previously reported and restated for gross profit, earnings from continuing operations before cumulative effect of change in accounting principle, net earnings (loss), diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle and diluted net earnings (loss) per share amounts for the three months ended January 31, 2005 based on applying the change in accounting principle for preneed selling costs effective November 1, 2004.

	Three Months Ended January 31, 2005
	As Previously
	Reported	Changes	Restated
Gross profit:
Funeral	$20,210	$(701)	$19,509
Cemetery	11,684	(334)	11,350

	$31,894	$(1,035)	$30,859

Earnings from continuing operations before cumulative effect of change in accounting principle	$9,345	$(642)	$8,703
Cumulative effect of change in accounting principle	$—	$(141,318)	$(141,318)
Net earnings (loss)	$9,210	$(141,960)	$(132,750)
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle	$.08	$(.01)	$.07
Diluted earnings (loss) per common share	$.08	$(1.29)	$(1.21)

     (b) FASB Interpretation No. 46 (“FIN 46” and “FIN 46R”), “Consolidation of Variable Interest Entities”

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

     Although FIN 46R requires consolidation of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and services trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized non-

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(2) Change in Accounting Principles and New Accounting Principles—(Continued)

controlling interests in its financial statements to reflect third-party interests in these trusts in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classifies deposits to the funeral and cemetery merchandise and services trusts as non-controlling liability interests and classifies deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.

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

(2) Change in Accounting Principles and New Accounting Principles—(Continued)

     For more detailed discussions of the Company’s accounting policies after the implementation of FIN 46R, see Notes 3 through 6.

     (c) Other Accounting Pronouncements

     In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim reporting period of the first fiscal year that begins on or after June 15, 2005. Based on current options and restricted stock outstanding, selection of the modified prospective method and an implementation date of November 1, 2005, the Company would expect an impact of approximately $.01 per share in fiscal year 2006.

     In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The disclosure guidance included in EITF 03-1 remains effective. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no impact on net earnings. See Notes 1(e), 2(b), 3, 4 and 5.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

     Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with the implementation of FIN 46R. See Note 2(b) for additional information. The Company also changed its accounting for insurance-funded preneed funeral contracts. The contract amounts associated with unfulfilled insurance-funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed funeral revenues into non-controlling interest in funeral and cemetery trusts.

     Funeral revenues are recognized in the consolidated statement of earnings on preneed funeral contracts (trust- funded and insurance-funded) at the time the funeral service is performed. Through April 30, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred when realized. When the services were performed, those net investment earnings were recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning with the third quarter of 2004, the Company now recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed funeral receivables and trust investments) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The Company simultaneously recognizes a corresponding expense within investment and other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed funeral revenues). The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed funeral revenue line items; there is no effect on net earnings. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed funeral revenues. Upon performance of the funeral services, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed funeral revenue, including realized trust earnings.

Preneed Funeral Receivables and Trust Investments

     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at April 30, 2005 and October 31, 2004 are as follows:

	April 30, 2005	October 31, 2004
Trust assets	$437,799	$440,471
Receivables from customers	61,099	64,411

Preneed funeral receivables and trust investments	$498,898	$$504,882

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized as of April 30, 2005.

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

     The cost and market values associated with preneed funeral merchandise and services trust assets at April 30, 2005 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $79,695 as of April 30, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $15,835 related to trust investments are temporary in nature. See Note 1(e) for additional information.

	April 30, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$56,930	$—	$—	$56,930
U.S. Government, agencies and municipalities	2,772	86	(21)	2,837
Corporate bonds	22,858	1,152	(638)	23,372
Preferred stocks	64,763	940	(1,239)	64,464
Common stocks	240,286	9,606	(12,626)	237,266
Mutual funds	28,292	126	(1,311)	27,107
Insurance contracts and other long- term investments	23,651	351	—	24,002

Trust investments	$439,552	$12,261	$(15,835)	$435,978

Market value as a percentage of cost					99.2%

Accrued investment income				1,821

Trust assets				$437,799

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2005
Due in one year or less	$3,627
Due in one to five years	11,523
Due in five to ten years	10,601
Thereafter	458

$26,209

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

     During the three months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $42,419 and $39,717, respectively. These transactions resulted in realized gains and losses of $3,305 and $2,431, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $131,671 and $63,513, respectively, which resulted in realized gains and losses of $5,031 and $4,626, respectively.

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $76,135 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $13,735 related to trust investments are temporary in nature. See Note 1(e) for additional information.

	October 31, 2004
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$133,205	$9	$—	$133,214
U.S. Government, agencies and municipalities	1,971	115	(26)	2,060
Corporate bonds	22,826	1,938	—	24,764
Preferred stocks	62,947	1,703	(422)	64,228
Common stocks	188,298	3,692	(13,214)	178,776
Mutual funds	12,431	322	(73)	12,680
Insurance contracts and other long- term investments	23,631	298	—	23,929

Trust investments	$445,309	$8,077	$(13,735)	$439,651

Market value as a percentage of cost					98.7%

Accrued investment income				2,002
Less trust investments of assets held for sale				(1,182)

Trust assets				$440,471

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

Insurance-Funded Preneed Funeral Contracts

     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected above or in the consolidated balance sheet. The net amount of these contracts that

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

have not been fulfilled as of April 30, 2005 and October 31, 2004 was $365,488 and $352,092, respectively. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company. See Note 1(k) for additional information.

(4) Preneed Cemetery Merchandise and Service Activities

     The Company sells price-guaranteed preneed cemetery contracts providing for merchandise or services to be delivered in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see Note 2(b). When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenues into non-controlling interest in funeral and cemetery trusts.

     Beginning with the third quarter of 2004, the Company recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed cemetery receivables and trust investments). The Company simultaneously recognizes a corresponding expense within investment and other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed cemetery revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed cemetery revenue line items; there is no effect on net earnings. As of April 30, 2004, the cumulative undistributed net trust investment earnings of the cemetery merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed cemetery revenues. Upon performance of services or delivery of merchandise, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed cemetery revenue, including realized trust earnings.

Preneed Cemetery Receivables and Trust Investments

     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of April 30, 2005 and October 31, 2004 are as follows:

	April 30, 2005	October 31, 2004
Trust assets	$198,885	$195,194
Receivables from customers	61,258	64,265

Preneed cemetery receivables and trust investments	$260,143	$259,459

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2005 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

reflect an other than temporary decline in the trust assets of approximately $44,325 as of April 30, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $6,882 related to trust investments are temporary in nature. See Note 1(e) for additional information.

	April 30, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$31,959	$—	$—	$31,959
U.S. Government, agencies and municipalities	6,896	131	(14)	7,013
Corporate bonds	10,562	522	(223)	10,861
Preferred stocks	32,530	573	(640)	32,463
Common stocks	106,204	4,775	(5,421)	105,558
Mutual funds	9,705	4	(584)	9,125
Insurance contracts and other long-term investments	563	1	—	564

Trust investments	$198,419	$6,006	$(6,882)	$197,543

Market value as a percentage of cost					99.6%

Accrued investment income				1,342

Trust assets				$198,885

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2005
Due in one year or less	$1,583
Due in one to five years	8,806
Due in five to ten years	6,937
Thereafter	548

$17,874

     During the three months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $34,353 and $30,526, respectively. These transactions resulted in realized gains and losses of $2,377 and $2,058, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $58,731 and $40,945, respectively, and these transactions resulted in realized gains and losses of $3,177 and $2,997, respectively.

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $42,537 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,098 related to trust investments are temporary in nature. See Note 1(e) for additional information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2004
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$50,646	$4	$—	$50,650
U.S. Government, agencies and municipalities	1,050	21	(4)	1,067
Corporate bonds	10,690	1,086	—	11,776
Preferred stocks	24,287	869	(158)	24,998
Common stocks	104,788	2,482	(5,934)	101,336
Mutual funds	3,774	70	(2)	3,842
Insurance contracts and other long-term investments	569	—	—	569

Trust investments	$195,804	$4,532	$(6,098)	$194,238

Market value as a percentage of cost					99.2%

Accrued investment income				956

Trust assets				$195,194

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

     Earnings realized from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,577 and $2,240 for the three months ended April 30, 2005 and 2004, respectively, and $2,707 and $4,637 for the six months ended April 30, 2005 and 2004, respectively.

     The cost and market values of the trust investments held by the cemetery perpetual care trusts at April 30, 2005 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $31,085 as of April 30, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $7,888 related to trust investments are temporary in nature. See Note 1(e) for additional information.

		April 30, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$22,125	$—	$(2)	$22,123
U.S. Government, agencies and municipalities	6,241	123	(78)	6,286
Corporate bonds	18,821	2,145	(129)	20,837
Preferred stocks	67,915	1,182	(2,721)	66,376
Common stocks	84,766	9,617	(4,883)	89,500
Mutual funds	4,007	151	(71)	4,087
Insurance contracts and other long-term investments	945	74	(4)	1,015

Trust investments	$204,820	$13,292	$(7,888)	$210,224

Market value as a percentage of cost					102.6%

Accrued investment income				1,279

Trust assets				$211,503

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2005
Due in one year or less	$1,589
Due in one to five years	6,898
Due in five to ten years	17,579
Thereafter	1,057

$27,123

     During the three months ended April 30, 2005, purchases and sales of available for sale securities were $26,657 and $21,439, respectively. These transactions resulted in realized gains and losses of $841 and $1,082, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

     During the six months ended April 30, 2005, purchases and sales of available for sale securities were $51,125 and $41,056, respectively, and these transactions resulted in realized gains and losses of $1,899 and $2,017, respectively.

     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2004 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,524 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,017 related to trust investments are temporary in nature. See Note 1(e) for additional information.

	October 31, 2004
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

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts

Non-Controlling Interest in Funeral and Cemetery Trusts

     Effective April 30, 2004, the Company consolidated the preneed funeral and cemetery merchandise and services trusts associated with its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the preneed funeral and cemetery merchandise and services trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these funeral and cemetery merchandise and services trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see Note 2(b).

Non-Controlling Interest in Perpetual Care Trusts

     The non-controlling interest in perpetual care trusts reflected in the condensed consolidated balance sheet represents the cemetery perpetual care trusts in accordance with SFAS No. 115, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see Note 2(b).

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at April 30, 2005 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$437,799	$198,885	$636,684	$211,503
Less:
Pending withdrawals	(7,659)	(3,675)	(11,334)	(2,351)
Pending deposits	1,755	1,510	3,265	681

Non-controlling interest	$431,895	$196,720	$628,615	$209,833

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2004 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$440,471	$195,194	$635,665	$210,267
Less:
Pending withdrawals	(6,847)	(2,797)	(9,644)	(1,951)
Pending deposits	1,788	1,567	3,355	577

Non-controlling interest	$435,412	$193,964	$629,376	$208,893

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

Investment and other income, net

     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2005 are detailed below.

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
Non-controlling interest:
Realized gains	$6,523	$10,107
Realized losses	(5,571)	(9,640)
Interest income, dividend and other ordinary income	6,029	12,880
Trust expenses and income taxes	(3,448)	(6,312)

Net trust investment income	3,533	7,035
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(2,655)	(4,668)
Interest expense related to non-controlling interest in perpetual care trust investments	(878)	(2,367)

Total non-controlling interest	—	—
Investment and other income, net (1)	111	219

Total investment and other income, net	$111	$219

(1)	Investment and other income, net for the three and six months ended April 30, 2005 consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

(7) Commitments and Contingencies

     Henrietta Torres and Teresa Fiore, on behalf of themselves and all others similarly situated and the General Public v. Stewart Enterprises, Inc., et al.; No. BC328961 on the docket of the Superior Court for the State of California for the County of Los Angeles, Central District. This purported class action was filed on February 17, 2005, on behalf of a nationwide class defined to include all persons, entities and organizations who purchased funeral goods and/or services in the United States from defendants at any time on or after February 17, 2001. The suit names the Company and several of its Southern California affiliates as defendants and also seeks to assert claims against a class of all entities located anywhere in the United States whose ultimate parent corporation has been the Company at any time on or after February 17, 2001.

     The plaintiffs allege that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services and that such failure violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis. The plaintiffs allege that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code, and (iv) engaged in a civil conspiracy among

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(7) Commitments and Contingencies—(Continued)

the defendants to breach plaintiffs’ contracts and commit acts of unfair competition. The plaintiffs seek restitution damages, disgorgement, interest, costs, and attorneys’ fees. The Company was served with the complaint on April 7, 2005. By order dated May 5, 2005, the court ruled that this case was related to similar actions against Service Corporation International and Alderwoods Group, Inc. Because the matter is in its preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.

     Funeral Consumers Alliance, Inc, et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co.; No. C 05 1804 on the docket of the United States District Court, Northern District of California. This purported class action was filed on May 2, 2005, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants.

     The suit alleges that the defendants acted jointly to fix and maintain prices on caskets and reduce competition from independent casket discounters in violation of the federal antitrust laws and California’s Business and Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs and attorneys’ fees. The Company was served with the complaint on May 10, 2005. Because the matter is in its preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.

     Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co.; No. 2:05cv145 on the docket of the United States District Court, Eastern District of Tennessee. This purported class action was filed on May 18, 2005, on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact are essentially the same as those made in Funeral Consumers Alliance, Inc. v Service Corporation International reported above. Rather than allege violations of federal law, however, the plaintiff in this suit alleges that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff seeks damages, treble damages where appropriate, restitution, interest and costs. The Company was served with the complaint on May 26, 2005. Because the matter is in its preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.

     In addition to the matters above, the Company and certain of its subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2005
Loss from continuing operations	$(3,898)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(3,898)	109,506	$(.04)

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$(3,898)	109,506	$(.04)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2004
Earnings from continuing operations	$12,737

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$12,737	107,438	$.12

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	962

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$12,737	108,400	$.12

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2005
Earnings from continuing operations before cumulative effect of change in accounting principle	$4,993

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$4,993	109,293	$.05

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	213

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$4,993	109,506	$.05

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2004
Earnings from continuing operations	$24,199

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$24,199	107,660	$.22

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	517

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$24,199	108,177	$.22

     Options to purchase 1,051,083 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the six months ended April 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011 and December 20, 2011. Options to purchase 701,119 and 1,312,247 shares of common stock at prices ranging from $6.96 to $27.25 and $5.96 to $27.25 per share were outstanding during the three and six months ended April 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a net loss from continuing operations is reported for a period. The number of potentially antidilutive shares excluded from the calculation of diluted loss per share was 1,823,039 for the three months ended April 30, 2005 because of the net loss from continuing operations for that period.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Segment Data

     The Company’s primary reportable operating segments are based on products and services and include funeral and cemetery operations. Pursuant to SFAS No. 144, the operating results of the Company’s businesses sold that meet the criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings (see Note 12). The table below presents information about reported segments for the Company’s continuing operations.

			Consolidated
	Funeral	Cemetery	Totals
Revenues from external customers:
Three months ended April 30,
2005	$75,524	61,139	$136,663
2004	$71,582	59,511	$131,093

Six months ended April 30,
2005	$147,026	115,786	$262,812
2004	$146,309	115,526	$261,835

Gross profit:
Three months ended April 30,
2005	$19,157	15,943	$35,100
2004	$21,350	15,468	$36,818

Six months ended April 30,
2005	$38,600	27,083	$65,683
2004	$44,181	29,634	$73,815

The table below presents information about reported segments as of April 30, 2005 and October 31, 2004.

Goodwill:
April 30, 2005	$319,674	85,953	$405,627
October 31, 2004	$319,207	85,929	$405,136

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9) Segment Data—(Continued)

     A reconciliation of total segment gross profit to total earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and six months ended April 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Gross profit for reportable segments	$35,100	$36,818	$65,683	$73,815
Corporate general and administrative expenses	(4,582)	(4,621)	(8,798)	(8,534)
Separation charges	—	(138)	—	(2,131)
Gains on dispositions and impairment (losses), net	421	(315)	1,147	288
Other operating income, net	261	504	505	943
Interest expense	(6,671)	(11,953)	(17,047)	(24,474)
Loss on early extinguishment of debt	(30,057)	—	(32,708)	—
Investment and other income (expense), net	111	57	219	(1,068)

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(5,417)	$20,352	$9,001	$38,839

(10) Supplementary Information

     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Service revenue
Funeral	$42,659	$40,560	$83,166	$82,458
Cemetery	15,337	14,771	28,857	29,908

	57,996	55,331	112,023	112,366

Merchandise revenue
Funeral	30,676	28,712	59,864	59,234
Cemetery	41,829	40,338	79,267	76,716

	72,505	69,050	139,131	135,950

Other revenue
Funeral	2,189	2,310	3,996	4,617
Cemetery	3,973	4,402	7,662	8,902

Total revenue	$136,663	$131,093	$262,812	$261,835

Service costs
Funeral	$13,071	$11,904	$25,545	$23,628
Cemetery	9,667	9,792	19,459	18,763

	22,738	21,696	45,004	42,391

Merchandise costs
Funeral	17,592	15,977	33,637	32,169
Cemetery	22,452	21,398	43,098	41,053

	40,044	37,375	76,735	73,222

General and administrative expenses
Funeral	25,704	22,350	49,244	46,331
Cemetery	13,077	12,854	26,146	26,076

Total costs	$101,563	$94,275	$197,129	$188,020

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes

     The following tables present the condensed consolidating historical financial statements as of April 30, 2005 and October 31, 2004 and for the three and six months ended April 30, 2005 and 2004, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 10.75 percent senior subordinated notes and 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes and senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are each wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$70,343	$5,181	$—	$75,524
Cemetery	—	54,917	6,222	—	61,139

	—	125,260	11,403	—	136,663

Costs and expenses:
Funeral	—	53,132	3,235	—	56,367
Cemetery	—	41,565	3,631	—	45,196

	—	94,697	6,866	—	101,563

Gross profit	—	30,563	4,537	—	35,100
Corporate general and administrative expenses	(4,582)	—	—	—	(4,582)
Gains on dispositions and impairment (losses), net	—	395	26	—	421
Other operating income, net	44	155	62	—	261

Operating earnings (loss)	(4,538)	31,113	4,625	—	31,200
Interest income (expense)	14,276	(19,136)	(1,811)	—	(6,671)
Loss on early extinguishment of debt	(30,057)	—	—	—	(30,057)
Investment and other income, net	111	—	—	—	111

Earnings (loss) from continuing operations before income taxes	(20,208)	11,977	2,814	—	(5,417)
Income tax expense (benefit)	(6,941)	4,559	863	—	(1,519)

Earnings (loss) from continuing operations	(13,267)	7,418	1,951	—	(3,898)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(179)	(7)	—	(186)
Income tax benefit	—	(94)	—	—	(94)

Loss from discontinued operations	—	(85)	(7)	—	(92)

Net earnings (loss) before equity in subsidiaries	(13,267)	7,333	1,944	—	(3,990)

Equity in subsidiaries	9,277	—	—	(9,277)	—

Net earnings (loss)	(3,990)	7,333	1,944	(9,277)	(3,990)
Other comprehensive income, net	140	—	—	—	140

Comprehensive income (loss)	$(3,850)	$7,333	$1,944	$(9,277)	$(3,850)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,167	$5,415	$—	$71,582
Cemetery	—	52,863	6,648	—	59,511

	—	119,030	12,063	—	131,093

Costs and expenses:
Funeral	—	46,905	3,327	—	50,232
Cemetery	—	39,164	4,879	—	44,043

	—	86,069	8,206	—	94,275

Gross profit	—	32,961	3,857	—	36,818
Corporate general and administrative expenses	(4,621)	—	—	—	(4,621)
Separation charges	(119)	(15)	(4)	—	(138)
Gains on dispositions and impairment (losses), net	—	8	(323)	—	(315)
Other operating income (expense), net	(351)	439	416	—	504

Operating earnings (loss)	(5,091)	33,393	3,946	—	32,248
Interest income (expense)	9,799	(19,548)	(2,204)	—	(11,953)
Investment and other income, net	57	—	—	—	57

Earnings from continuing operations before income taxes	4,765	13,845	1,742	—	20,352
Income taxes	1,702	5,169	744	—	7,615

Earnings from continuing operations	3,063	8,676	998	—	12,737

Discontinued operations:
Earnings from discontinued operations before income taxes	—	1,552	21	—	1,573
Income tax benefit	—	(447)	—	—	(447)

Earnings from discontinued operations	—	1,999	21	—	2,020

Net earnings before equity in subsidiaries	3,063	10,675	1,019	—	14,757

Equity in subsidiaries	11,694	—	—	(11,694)	—

Net earnings	14,757	10,675	1,019	(11,694)	14,757
Other comprehensive income, net	262	—	—	—	262

Comprehensive income	$15,019	$10,675	$1,019	$(11,694)	$15,019

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$136,272	$10,754	$—	$147,026
Cemetery	—	104,274	11,512	—	115,786

	—	240,546	22,266	—	262,812

Costs and expenses:
Funeral	—	101,812	6,614	—	108,426
Cemetery	—	80,881	7,822	—	88,703

	—	182,693	14,436	—	197,129

Gross profit	—	57,853	7,830	—	65,683
Corporate general and administrative expenses	(8,798)	—	—	—	(8,798)
Gains on dispositions and impairment (losses), net	—	947	200	—	1,147
Other operating income, net	161	243	101	—	505

Operating earnings (loss)	(8,637)	59,043	8,131	—	58,537
Interest income (expense)	25,560	(38,813)	(3,794)	—	(17,047)
Loss on early extinguishment of debt	(32,708)	—	—		(32,708)
Investment and other income, net	219	—	—	—	219

Earnings (loss) from continuing operations before income taxes	(15,566)	20,230	4,337	—	9,001
Income tax expense (benefit)	(5,431)	7,697	1,742	—	4,008

Earnings (loss) from continuing operations	(10,135)	12,533	2,595	—	4,993

Discontinued operations:
Earnings from discontinued operations before income taxes	—	55	72	—	127
Income taxes	—	125	—	—	125

Earnings (loss) from discontinued operations	—	(70)	72	—	2

Earnings (loss) before cumulative effect of change in accounting principle	(10,135)	12,463	2,667	—	4,995
Cumulative effect of change in accounting principle	—	(131,395)	(9,923)	—	(141,318)

Net loss before equity (loss) in subsidiaries	(10,135)	(118,932)	(7,256)	—	(136,323)

Equity (loss) in subsidiaries	(126,188)	—	—	126,188	—

Net loss	(136,323)	(118,932)	(7,256)	126,188	(136,323)
Other comprehensive income, net	333	—	—	—	333

Comprehensive loss	$(135,990)	$(118,932)	$(7,256)	$126,188	$(135,990)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$135,546	$10,763	$—	$146,309
Cemetery	—	103,360	12,166	—	115,526

	—	238,906	22,929	—	261,835

Costs and expenses:
Funeral	—	95,438	6,690	—	102,128
Cemetery	—	76,730	9,162	—	85,892

	—	172,168	15,852	—	188,020

Gross profit	—	66,738	7,077	—	73,815
Corporate general and administrative expenses	(8,534)	—	—	—	(8,534)
Separation charges	(482)	(1,629)	(20)	—	(2,131)
Gains on dispositions and impairment (losses), net	—	8	280	—	288
Other operating income (expense), net	269	795	(121)	—	943

Operating earnings (loss)	(8,747)	65,912	7,216	—	64,381
Interest income (expense)	19,424	(39,666)	(4,232)	—	(24,474)
Investment and other income (expense), net	(1,068)	—	—	—	(1,068)

Earnings from continuing operations before income taxes	9,609	26,246	2,984	—	38,839
Income taxes	2,900	9,882	1,858	—	14,640

Earnings from continuing operations	6,709	16,364	1,126	—	24,199

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	2,009	(8)	—	2,001
Income tax benefit	—	(285)	—	—	(285)

Earnings (loss) from discontinued operations	—	2,294	(8)	—	2,286

Net earnings before equity in subsidiaries	6,709	18,658	1,118	—	26,485

Equity in subsidiaries	19,776	—	—	(19,776)	—

Net earnings	26,485	18,658	1,118	(19,776)	26,485
Other comprehensive income, net	1,601	—	—	—	1,601

Comprehensive income	$28,086	$18,658	$1,118	$(19,776)	$28,086

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)

Condensed Consolidating Balance Sheets

	April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$15,003	$2,693	$754	$—	$18,450
Marketable securities	—	—	1,292	—	1,292
Receivables, net of allowances	6,547	40,462	14,590	—	61,599
Inventories	367	30,610	6,773	—	37,750
Prepaid expenses	664	2,991	2	—	3,657
Deferred income taxes, net	2,145	2,067	—	—	4,212

Total current assets	24,726	78,823	23,411	—	126,960
Receivables due beyond one year, net of allowances	38	64,076	13,130	—	77,244
Preneed funeral receivables and trust investments	—	487,298	11,600	—	498,898
Preneed cemetery receivables and trust investments	—	240,881	19,262	—	260,143
Goodwill	—	374,283	28,544	2,800	405,627
Deferred charges	3,370	15,402	924	—	19,696
Cemetery property, at cost	—	350,206	20,313	—	370,519
Property and equipment, at cost	32,988	436,203	39,081	—	508,272
Less accumulated depreciation	18,236	176,582	12,108	—	206,926

Net property and equipment	14,752	259,621	26,973	—	301,346
Deferred income taxes, net	12,808	104,172	17,360	(234)	134,106
Cemetery perpetual care trust investments	—	211,503	—	—	211,503
Other assets	105	1,312	—	—	1,417

Total assets	$55,799	$2,187,577	$161,517	$2,566	$2,407,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,087	$—	$—	$—	$5,087
Accounts payable	327	7,635	248	—	8,210
Accrued expenses and other current liabilities	11,913	31,260	5,494	—	48,667

Total current liabilities	17,327	38,895	5,742	—	61,964
Long-term debt, less current maturities	383,377	—	30,000	—	413,377
Intercompany payables, net	(1,029,140)	1,019,749	9,391	—	—
Deferred preneed funeral revenue	—	96,228	49,326	—	145,554
Deferred preneed cemetery revenue	—	225,114	57,622	—	282,736
Non-controlling interest in funeral and cemetery trusts	—	628,615	—	—	628,615
Other long-term liabilities	29,491	2,296	—	(21,151)	10,636

Total liabilities	(598,945)	2,010,897	152,081	(21,151)	1,542,882

Non-controlling interest in perpetual care trusts	—	209,833	—	—	209,833

Common stock	109,699	426	52	(478)	109,699
Other	545,045	(33,579)	9,384	24,195	545,045

Total shareholders’ equity	654,744	(33,153)	9,436	23,717	654,744

Total liabilities and shareholders’ equity	$55,799	$2,187,577	$161,517	$2,566	$2,407,459

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	4,551	40,355	14,555	—	59,461
Inventories	389	32,419	6,647	—	39,455
Prepaid expenses	822	2,118	14	—	2,954
Deferred income taxes, net	2,263	2,259	—	—	4,522
Assets held for sale	—	2,318	1,272	—	3,590

Total current assets	21,578	87,110	24,105	—	132,793
Receivables due beyond one year, net of allowances	98	65,326	14,455	—	79,879
Preneed funeral receivables and trust investments	—	488,765	16,117	—	504,882
Preneed cemetery receivables and trust investments	—	233,776	25,683	—	259,459
Goodwill	—	368,311	34,025	2,800	405,136
Deferred charges	4,859	229,875	20,100	—	254,834
Cemetery property, at cost	—	346,293	24,801	—	371,094
Property and equipment, at cost	31,845	430,328	36,695	—	498,868
Less accumulated depreciation	17,273	168,469	11,834	—	197,576

Net property and equipment	14,572	261,859	24,861	—	301,292
Deferred income taxes, net	12,808	19,737	10,813	(234)	43,124
Investment in subsidiaries	105,038	—	—	(105,038)	—
Cemetery perpetual care trust investments.	—	210,267	—	—	210,267
Other assets	104	1,304	—	—	1,408

Total assets	$159,057	$2,312,623	$194,960	$(102,472)	$2,564,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	7,662	323	—	9,075
Accrued expenses and other current liabilities	17,992	35,332	5,645	—	58,969
Liabilities associated with assets held for sale	—	1,792	596	—	2,388

Total current liabilities	20,807	44,786	6,564	—	72,157
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,041,358)	1,019,341	22,017	—	—
Deferred preneed funeral revenue	—	107,485	50,826	—	158,311
Deferred preneed cemetery revenue	—	216,704	68,259	—	284,963
Non-controlling interest in funeral and cemetery trusts	—	629,376	—	—	629,376
Other long-term liabilities	10,270	860	—	—	11,130

Total liabilities	(625,201)	2,018,552	177,666	—	1,571,017

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	676,706	84,752	17,242	(101,994)	676,706
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	784,258	85,178	17,294	(102,472)	784,258

Total liabilities and shareholders’ equity	$159,057	$2,312,623	$194,960	$(102,472)	$2,564,168

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14,668	$7,311	$7,040	$—	$29,019

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(205)	5,915	675	—	6,385
Additions to property and equipment	(1,636)	(7,988)	(3,344)	—	(12,968)
Other	—	(188)	—	—	(188)

Net cash used in investing activities	(1,841)	(2,245)	(2,669)	—	(6,755)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(438,341)	—	—	—	(438,341)
Intercompany receivables (payables)	13,951	(9,998)	(3,953)	—	—
Debt issue costs	(31,180)	—	—	—	(31,180)
Issuance of common stock	12,608	—	—	—	12,608
Purchase and retirement of common stock	(5,681)	—	—	—	(5,681)
Dividends	(2,742)	—	—	—	(2,742)
Other	8	—	—	—	8

Net cash used in financing activities	(11,377)	(9,998)	(3,953)	—	(25,328)

Net increase (decrease) in cash	1,450	(4,932)	418	—	(3,064)
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$15,003	$2,693	$754	$—	$18,450

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes — (Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$51,664	$7,045	$2,170	$—	$60,879

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,019	—	—	—	1,019
Proceeds from sale of assets, net	(922)	9,860	—	—	8,938
Additions to property and equipment	(569)	(7,596)	(168)	—	(8,333)
Other	—	41	6	—	47

Net cash provided by (used in) investing activities	(472)	2,305	(162)	—	1,671

Cash flows from financing activities:
Repayments of long-term debt	(48,158)	—	—	—	(48,158)
Intercompany receivables (payables)	12,002	(9,238)	(2,764)	—	—
Issuance of common stock	4,711	—	—	—	4,711
Purchase and retirement of common stock	(10,692)	—	—	—	(10,692)

Net cash used in financing activities	(42,137)	(9,238)	(2,764)	—	(54,139)

Net increase (decrease) in cash	9,055	112	(756)	—	8,411
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$28,030	$(366)	$(668)	$—	$26,996

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12) Discontinued Operations, Assets Held for Sale and Impairment Charges

     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. Subsequently, during the second quarter ended April 30, 2005, the Company sold two of these businesses. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2005 or 2004 (including those sold in the second quarter ended April 30, 2005) are currently reported in the discontinued operations section of the 2005 and 2004 consolidated statements of earnings. As of April 30, 2005, the Company had closed on the sale of 63 businesses for $25,706 in proceeds. As of April 30, 2005, total assets and total liabilities of the 14 remaining businesses were $8,606 and $4,754, respectively. The operations of these businesses (including $664 and $829 in revenue and $54 and $165 in gross profit for the three months ended April 30, 2005 and 2004, respectively, and $1,324 and $1,606 in revenue and $181 and $265 in gross profit for the six months ended April 30, 2005 and 2004, respectively) are included in continuing operations in the consolidated statements of earnings for the three and six months ended April 30, 2005 and 2004.

     During fiscal year 2004, the Company evaluated its long-lived assets, recorded impairment charges of $473 and sold several assets that it held for sale at a net gain of $1,037. The net effect was that the Company recorded net gains on dispositions and impairment (losses), of $564 for the year ended October 31, 2004 in continuing operations, of which ($315) and $288 related to the three and six months ended April 30, 2004, respectively, and is included in “Gains on dispositions and impairment (losses), net” in the consolidated statement of earnings. The fair market value was determined by specific offer or bid, appraisal or an estimate based on a multiple or percentage of historical results.

     For the six months ended April 30, 2005, the Company recorded net gains on dispositions and impairment (losses) of $421 and $1,147 for the three and six months ended April 30, 2005 in continuing operations, respectively, for long-lived assets sold, primarily real estate that did not qualify as discontinued operations. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of ($125) and $347 for the three and six months ended April 30, 2005, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)

     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items as of October 31, 2004 and the operating results of the discontinued operations for the three and six months ended April 30, 2005 and 2004, respectively, are as follows:

October 31, 2004
Assets

Receivables, net of allowances	$38
Inventories and other current assets	102
Net property and equipment	1,362
Preneed funeral receivables and trust investments	1,359
Deferred charges and other assets	729

Assets held for sale	$3,590

Liabilities

Deferred income taxes, net	$166
Deferred preneed funeral revenue	1,040
Non-controlling interest in funeral and cemetery trusts	1,182

Liabilities associated with assets held for sale	$2,388

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenue:
Funeral	$34	$3,692	$188	$7,959
Cemetery	4	27	3	61

	$38	$3,719	$191	$8,020

Gross profit:
Funeral	$(55)	$206	$(196)	$621
Cemetery	2	17	(15)	20

	(53)	223	(211)	641
Gains on dispositions and impairment (losses), net	(125)	1,322	347	1,324
Other operating income (expense), net	(8)	28	(9)	36

Earnings (loss) from discontinued operations before income taxes	$(186)	$1,573	$127	$2,001

(13) Separation Charges

     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. For fiscal year 2004, the Company recorded a charge for severance and other costs associated with the workforce reductions of $2,435 ($1,510 after tax, or $.01 per share), of which $138 was recorded during the three months ended April 30, 2004 and $2,131 ($1,321 after tax, or $.01 per share) was recorded during the six months ended April 30, 2004. There are no material remaining costs under the workforce reduction plan. The plan was completed June 1, 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(14) Long-term Debt

	April 30, 2005	October 31, 2004
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$—	$59,000
Term Loan B	214,201	54,005
6.25% senior notes due 2013	200,000	—
10.75% senior subordinated notes due 2008	1,750	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 3.7% and 4.6% as of April 30, 2005 and October 31, 2004, respectively, partially secured by assets of subsidiaries, with maturities through 2022	2,513	3,800

Total long-term debt	418,464	416,805
Less current maturities	5,087	1,725

	$413,377	$415,080

     As of October 31, 2004, the Company’s revolving credit facility was set to mature in June of 2005, and the Company’s Term Loan B was set to mature in October of 2005. On November 19, 2004, the Company entered into an amended and restated senior secured credit facility consisting of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. Thus, in the October 31, 2004 balance sheet, the $59,000 outstanding balance of the revolving credit facility and the $54,005 outstanding balance of the Term Loan B were classified as long-term debt. During the first quarter of fiscal year 2005, the Company incurred a charge for early extinguishment of debt of $2,651 ($1,723 after tax, or $.02 per share) to write off fees associated with the prior facility.

     The new facility consists of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. The senior secured credit facility also included an accordion feature which provided for the Company to borrow additional funds on a one-time basis. As a result of the refinancing, the leverage-based grid pricing for the interest rate on the Company’s new revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction. The grid for the new revolving credit facility ranges from 137.5 to 200.0 basis points. The Company pays a quarterly commitment fee of 37.5 to 50.0 basis points, based on the Company’s consolidated leverage ratio. The interest rate on the Company’s Term Loan B was reduced to LIBOR plus 175.0 basis points, which is 75 basis points below the prior facility and is not subject to grid pricing. In connection with the refinancing in February 2005 of substantially all of the Company’s 10.75 percent senior subordinated notes (which is discussed below), the Company borrowed an additional $130,000 in Term Loan B under the aforementioned accordion feature of its senior secured credit facility. The Term Loan B matures on November 19, 2011 with 94 percent of the principal due in 2011, and the revolving credit facility matures on November 19, 2009.

     As of April 30, 2005, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of April 30, 2005, after giving consideration to the $15,658 of outstanding letters of credit and $41,061 bond the Company is required to maintain to guarantee its obligations relating to funds it withdrew from trust funds in Florida, the Company’s availability under the revolving credit facility was $68,281. As of April 30, 2005 and October 31, 2004, the weighted average interest rate of the Company’s revolving credit facility and Term Loan B that were not hedged by the interest rate swap agreement in effect at October 31, 2004 and were subject to short-term variable interest rates was approximately 4.6 percent and 4.0 percent, respectively. The Company’s revolving credit facility includes a provision whereby the revolving credit commitment may be terminated by the lenders if an event of default occurs and is continuing.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

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

     On February 18, 2005, the Company completed its tender offer and consent solicitation for any and all of its $300,000 10.75 percent senior subordinated notes. The Company purchased a total of $298,250 in aggregate principal amount of the notes in the offer. The Company has entered into a supplemental indenture with respect to the notes that eliminates substantially all of the restrictive covenants and certain events of default. In the second quarter of fiscal year 2005, the Company incurred a charge for early extinguishment of debt of approximately $30,057 ($19,210 after tax, or $.18 per share) representing $25,369 for a tender premium, related fees and expenses and $4,688 for the write-off of the remaining unamortized fees on the senior subordinated notes.

     The first call date on the remaining $1,750 principal amount of the senior subordinated notes is July 1, 2005 at a price of 105.375 percent of the notes’ principal amount. On May 31, 2005, the Company gave notice to the remaining holders of the senior subordinated notes of its intention to call the remaining $1,750 principal amount. As such, this amount has been classified as a short-term obligation in the April 30, 2005 condensed consolidated balance sheet. In the third quarter of fiscal year 2005, the Company will incur a charge for the early extinguishment of debt of approximately $114 including the call premium and write-off of the remaining unamortized fees on the senior subordinated notes. The Company intends to fund the call of the remaining senior subordinated notes using excess cash on hand.

     The Company funded the tender offer for the 10.75 percent senior subordinated notes, including related tender premiums, fees, expenses and accrued interest of $28,931, with the net proceeds of the $130,000 in additional Term Loan B borrowings described above, a portion of its available cash, and the net proceeds of the issuance of $200,000 6.25 percent senior notes due 2013 (the “6.25 percent senior notes”), which were issued on February 11, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

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
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(15) Consolidated Comprehensive Income

     Consolidated comprehensive income (loss) for the six months ended April 30, 2005 and 2004 is as follows:

	Six Months Ended April 30,
	2005	2004
Net earnings (loss)	$(136,323)	$26,485
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454	—	740
Unrealized appreciation of investments, net of deferred tax expense of ($14)	—	57
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	—	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204) and ($332), respectively	333	610
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	954	—
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(954)	—

Total other comprehensive income	333	1,601

Total comprehensive income (loss)	$(135,990)	$28,086

(16) Guarantees

     The Company’s obligations under its senior secured credit facility, 10.75 percent senior subordinated notes and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility and senior subordinated notes, see Note 18 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and Note 14 included herein. For additional information regarding the 6.25 percent senior notes, see Note 14 included herein.

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

     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(16) Guarantees—(Continued)

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

     As of April 30, 2005, the Company has guaranteed long-term debt of its subsidiaries of approximately $1,335 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

(17) Related Party Transactions

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

     On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down to pursue other interests. According to the terms of his employment agreement, he is entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of 2003 and has paid $760 of the $800 commitment as of April 30, 2005. The remaining amount will be fully paid by June 17, 2005.

     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(17) Related Party Transactions—(Continued)

Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at April 30, 2005, including accrued interest, was approximately $1,023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of May 31, 2005, we owned and operated 234 funeral homes and 147 cemeteries in 26 states within the United States and Puerto Rico.

     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and Notes 1(e), 1(g), 1(k), 1(l) and Notes 2 through 6 to the condensed consolidated financial statements included herein.

     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 1(e), 1(g), 1(k), 1(l) and Notes 2 through 6 to the condensed consolidated financial statements.

     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our domestic trusts. However, the average realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent, 2.6 percent and 3.7 percent for fiscal years 2000, 2001, 2002, 2003, 2004 and the six months ended April 30, 2005, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise and services trusts until the underlying products and services are delivered. Consequently, the lower investment returns realized during recent years reduced the trust earnings recognized as revenue in 2004 and the first six months of 2005, and will likely do so for the remainder of fiscal year 2005. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and low returns on fixed-income investments put pressure on perpetual care trust earnings recognized in fiscal year 2004, in the first half of fiscal 2005, and may do so again during the remainder of fiscal year 2005. Because approximately 56 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.

     We mark our trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items on the balance sheet, with a corresponding increase or decrease in the deferred preneed revenue and non-controlling interest line items on the balance sheet. Therefore, there is no effect on net income. We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 3, 4 and 5 to the condensed consolidated financial statements are temporary as the cost basis in these tables has already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $79.7 million and $44.3 million, respectively, as of April 30, 2005, from their original cost basis. They had net unrealized depreciation of $3.6 million and $0.9 million, respectively, as of April 30, 2005 resulting from temporary unrealized gains and losses. See Notes 3 and 4 to the condensed consolidated financial statements.

     Our cemetery perpetual care trust accounts had other than temporary declines of $31.1 million as of April 30, 2005, from their original cost basis. They had net unrealized appreciation of $5.4 million as of April 30, 2005 resulting from temporary unrealized gains and losses. See Note 5 to the condensed consolidated financial statements. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.

     We perform a separate analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we determine which trusts are in a net loss position by comparing the aggregate market value of the trust’s investments with the aggregate actual cost basis of the investments. If the aggregate cost basis exceeds the aggregate market value of the investments, the trust is considered to be in a net loss position. For trusts in a net loss position, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of proceeds for contracts associated with the trusts in question as of that particular balance sheet date. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of proceeds to the estimated costs to deliver the contracts, which consist primarily of merchandise costs. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our backlog. Due to the margins of our preneed contracts and the relatively high trust portfolio returns we enjoyed prior to fiscal year 2000, there is currently substantial capacity for additional market depreciation before a contract loss would result.

     For a discussion of the principal assumptions underlying our expectations for fiscal year 2005 and risk factors related to our businesses and industry, see Item 5 below.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. There have been no other changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 except for our treatment of preneed selling costs as noted below.

Preneed Selling Costs

     On May 31, 2005, we changed our method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Therefore, our results of operations for the three and six months ended April 30, 2005 are reported on the basis of our changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service sales and prearranged funeral and cemetery merchandise sales were deferred and amortized in proportion to the preneed revenue recognized in the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” We have decided to change our accounting for preneed selling costs to expense such costs as incurred. We concluded that expensing these costs as they are incurred would be preferable to the old method because it will make our reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.

     As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $234.5 million pretax, $141.3 million after tax (net of income tax benefit of $93.2 million), or $1.29 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 2(a) to the condensed consolidated financial statements for additional information.

Results of Operations

     In December 2003, we announced our plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels and no longer fit our operating profile. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” businesses held for sale or sold that meet certain criteria in SFAS No. 144 are to be classified as discontinued operations. Thus, beginning in the first quarter of fiscal year 2004, the businesses that met the criteria and the businesses sold during fiscal years 2003 and 2004 were classified as discontinued operations. The following discussion segregates the financial results of continuing operations into our funeral and cemetery segments. As there have been no material acquisitions or construction of new locations in fiscal years 2005 and 2004, results from continuing operations reflect those of same-store locations.

     As described above in “Critical Accounting Policies,” on May 31, 2005, we changed our method of accounting for selling costs incurred related to preneed funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Prior to this time, we deferred preneed selling costs and amortized them into expense in proportion to the preneed revenue recognized in the period. We now expense these costs in the period incurred. In the funeral and cemetery segment discussions below, the amounts presented in the tables for the three and six months ended April 30, 2004 reflect historical amounts and therefore are not adjusted for this accounting change. In order to present results for the three and six months ended April 30, 2004 comparable to those for the same periods of 2005 which include the accounting change, we have also included a discussion of the net preneed selling costs for each period of 2004 and their effect on gross profit. The effect of net preneed selling costs is calculated by removing the amortization of deferred selling costs and including in expense the preneed selling costs incurred during 2004. The result of that calculation is the net preneed selling costs that would have reduced 2004 gross profit if the accounting change had been implemented in fiscal year 2004.

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004—Continuing Operations

Funeral Segment

	Three Months Ended
	April 30,
	2005	2004		Increase
	(In millions)			(Decrease)
Total Funeral Revenue	$75.5	$71.6		$3.9
Total Funeral Costs	56.3	50.2	(1)	6.1	(1)

Total Funeral Gross Profit	$19.2	$21.4	(1)	$(2.2	) (1)

(1)	Funeral costs from continuing operations for the three months ended April 30, 2004 do not include net preneed selling costs of $1.6 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the three months ended April 30, 2005 would have decreased $0.6 million from $19.8 million for the three months ended April 30, 2004.

     Funeral revenue from continuing operations increased $3.9 million, or 5.4 percent, for the three months ended April 30, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to a 4.4 percent increase in the number of same-store funeral services performed, or 686 events out of 15,573 total same-store funeral services performed. In addition to an increase in the number of deaths in our markets during the second quarter of 2005, we believe that our improved performance also reflects the success of our initiatives to grow the business, including a funeral home incentive compensation plan.

     We also experienced an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.9 percent increase in the average revenue per traditional funeral service and a 5.0 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years. This resulted in an overall 2.2 percent increase in the average revenue per funeral service for our same-store businesses. We believe the primary factors that contributed to the increases in our average revenue per traditional and cremation service were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.

     Funeral gross profit margin from continuing operations decreased from 29.9 percent in the second quarter of fiscal year 2004 to 25.4 percent in the second quarter of fiscal year 2005. Funeral costs from continuing operations for the three months ended April 30, 2004 do not include $1.6 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 27.7 percent for the three months ended April 30, 2004. The remaining decrease was primarily due to a $1.8 million charge related to prior period operating leases recorded during the second quarter of 2005 combined with a reduction in trust earnings and increased health insurance costs. See Note 1(s) to the condensed consolidated financial statements for additional information on the lease accounting adjustment. The cremation rate for our same- store operations was 36.7 percent for the three months ended April 30, 2005 and 2004.

Cemetery Segment

	Three Months Ended
	April 30,
	2005	2004		Increase
	(In millions)
Total Cemetery Revenue	$61.1	$59.5		$1.6
Total Cemetery Costs	45.2	44.1	(1)	1.1	(1)

Total Cemetery Gross Profit	$15.9	$15.4	(1)	$.5	(1)

(1)	Cemetery costs from continuing operations for the three months ended April 30, 2004 do not include net preneed selling costs of $0.7 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the three months ended April 30, 2005 would have increased $1.2 million from $14.7 million for the three months ended April 30, 2004.

     Cemetery revenue from continuing operations increased $1.6 million, or 2.7 percent, for the three months ended April 30, 2005, compared to the corresponding period in 2004, primarily due to increased cemetery property sales and merchandise deliveries, partially offset by a decrease in perpetual care trust earnings and a decrease in revenue associated with the construction of cemetery projects during the quarter. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 5.7 percent in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. We believe this increase can be attributed in part to the implementation of our growth strategies that target cemeteries with the greatest potential for growth and develop specific plans to increase sales in each of these businesses.

     We experienced an annualized average return, excluding unrealized gains and losses, of 3.7 percent in our perpetual care trusts for the quarter ended April 30, 2005 resulting in revenue of $1.6 million, compared to 4.5 percent for the corresponding period in 2004 resulting in revenue of $2.2 million.

     Cemetery gross profit margin from continuing operations increased from 25.9 percent in the second quarter of fiscal year 2004 to 26.0 percent in the second quarter of fiscal year 2005. Cemetery costs from continuing operations for the three months ended April 30, 2004 do not include $0.7 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 24.7 percent for the three months ended April 30, 2004. The increase resulted from increased revenues as discussed above, partially offset by a reduction in perpetual care trust earnings and increased health insurance costs.

Discontinued Operations

     The operating results of those businesses that meet the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the three months ended April 30, 2005 and 2004 were gains on dispositions and impairment (losses), net of ($0.1) million and $1.3 million, respectively. Revenues for the three months ended April 30, 2005 were $0.1 million compared to $3.7 million in the same period in 2004. Income tax benefits for our discontinued operations for the three months ended April 30, 2005 were $0.1 million compared to $0.5 million for the same period in 2004.

Other

     Corporate general and administrative expenses for the three months ended April 30, 2005 was flat compared to the same period in 2004.

     In December 2003, we announced a reduction and restructuring of our workforce. For the three months ended April 30, 2004, we recorded $0.1 million for severance and other costs associated with the workforce reductions, which is presented in the “Separation charges” line item in the consolidated statements of earnings. The workforce reduction plan was completed June 1, 2004.

     Total depreciation and amortization was $5.5 million for the second quarter of fiscal year 2005 compared to $13.1 million for the same period in 2004. Depreciation and amortization from continuing operations was $5.5 million for the second quarter of fiscal year 2005 compared to $12.7 million for the same period in 2004. Amortization in fiscal year 2004 included $7.0 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales and we no longer amortize these costs but rather expense them as incurred.

     Interest expense decreased $5.3 million to $6.7 million for the second quarter of fiscal year 2005 compared to $12.0 million for the same period in 2004 primarily due to a 387 basis-point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $37.0 million decrease in average debt outstanding.

     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the three months ended April 30, 2005 and 2004, we reported net gains on dispositions and impairment (losses) of $0.4 million and ($0.3) million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.

     Other operating income, net, was $0.3 million for the three months ended April 30, 2005 compared to $0.5 million for the three months ended April 30, 2004.

     The effective tax rate for our continuing operations for the three months ended April 30, 2005 was a 27.8 percent benefit compared to a 37.7 percent expense for the same period in 2004. The change in the effective rate in 2005 compared to 2004 is primarily due to the tax benefit on the early extinguishment of debt, which was treated separately from the tax expense associated with ordinary income that was computed at 38.0 percent. The tax benefit on the early extinguishment of debt was calculated at 36.0 percent because of an expected reduced state benefit.

     As of April 30, 2005 and May 31, 2005, our outstanding debt totaled $418.5 million and $418.4 million, respectively. Of the total debt outstanding as of April 30, 2005, approximately 49 percent was subject to fixed rates averaging 6.3 percent, and 51 percent was subject to short-term variable rates averaging approximately 4.6 percent. In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. One of the agreements expired on March 11, 2004, and the other expired on March 11, 2005. On November 19, 2004, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility. On February 11, 2005, we completed the private offering of $200.0 million principal amount of our 6.25 percent senior notes due 2013. We also borrowed $130.0 million in additional term loan debt under our senior secured credit facility. We used the net proceeds from these transactions, together with a portion of our available cash, to repurchase $298.2 million in aggregate principal amount of our 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest of $28.9 million. In the second quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) representing the bond tender premium, related fees and expenses and the write-off of unamortized fees. For additional information, see Note 14 to the condensed consolidated financial statements.

Preneed Sales into and Deliveries out of the Backlog

     During the second quarter of 2005 as compared to the corresponding period of 2004, we increased preneed funeral sales 16 percent. We believe the increase can be attributed in part to the implementation of our growth strategies that target funeral homes with the greatest potential for growth and develop specific plans to increase sales in each of these businesses.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $45.4 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $19.1 million related to insurance-funded preneed funeral contracts) during the three months ended April 30, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to $41.2 million (including $15.9 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $45.3 million for the three months ended April 30, 2005, compared to $42.8 million for the corresponding period in 2004, resulting in a net addition to the backlog of $.1 million and a net reduction in the backlog of $1.6 million for the three months ended April 30, 2005 and 2004, respectively.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004 – Continuing Operations

Funeral Segment

	Six Months Ended
	April 30,			Increase
	2005	2004		(Decrease)
		(In millions)
Total Funeral Revenue	$147.0	$146.3		$.7
Total Funeral Costs	108.4	102.1	(1)	6.3	(1)

Total Funeral Gross Profit	$38.6	$44.2	(1)	$(5.6	) (1)

(1)	Funeral costs from continuing operations for the six months ended April 30, 2004 do not include net preneed selling costs of $2.2 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the six months ended April 30, 2005 would have decreased $3.4 million from $42.0 million for the six months ended April 30, 2004.

     Funeral revenue from continuing operations increased $.7 million, or 0.5 percent, for the six months ended April 30, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.2 percent increase in the average revenue per traditional funeral service and a 5.6 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 2.1 percent increase in the average revenue per funeral service for our same-store businesses. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.

     The increase in average revenue per funeral service performed by our same-store businesses was partially offset by a 0.7 percent decrease in the number of same-store funeral services performed, or 216 events out of 32,204 total same-store funeral services performed. The comparable period in 2004 included one more day than 2005 due to the fact that 2004 was a leap year. During the first six months of 2004, we performed approximately 200 calls per day. After adjusting the 2004 results for the extra day, we would have performed approximately the same number of funeral services for the six months ended April 30, 2005 as the previous year. Our data indicates that we have experienced increases in market share in some markets and decreases in others, resulting in an overall slight increase in market share.

     Funeral gross profit margin from continuing operations decreased from 30.2 percent in the first half of fiscal year 2004 to 26.3 percent in the first half of fiscal year 2005. Funeral costs from continuing operations for the six months ended April 30, 2004 do not include $2.2 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 28.7 percent for the six months ended April 30, 2004. The remaining decrease in our funeral margin is primarily due to a $1.8 million charge related to prior period operating leases recorded during the second quarter of 2005 combined with the decline in trust earnings described above and increased health insurance costs. See Note 1(s) to the condensed consolidated financial statements for additional information on the lease accounting adjustment. The cremation rate for our same-store operations was 36.9 percent for the six months ended April 30, 2005 compared to 36.5 percent for the corresponding period in 2004.

Cemetery Segment

	Six Months Ended
	April 30,			Increase
	2005	2004		(Decrease)
		(In millions)
Total Cemetery Revenue	$115.8	$115.5		$.3
Total Cemetery Costs	88.7	85.9	(1)	2.8	(1)

Total Cemetery Gross Profit	$27.1	$29.6	(1)	$(2.5	) (1)

(1)	Cemetery costs from continuing operations for the six months ended April 30, 2004 do not include net preneed selling costs of $1.0 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the six months ended April 30, 2005 would have decreased $1.5 million from $28.6 for the six months ended April 30, 2004.

     Cemetery revenue from continuing operations increased $0.3 million, or 0.3 percent, for the six months ended April 30, 2005, compared to the corresponding period in 2004, primarily due to an increase in cemetery property sales, offset by a reduction in perpetual care trust earnings and a decrease in revenue associated with the construction of cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 3.9 percent in the first half of fiscal year 2005 compared to the first half of fiscal year 2004. We believe this increase can be attributed to the implementation of our growth strategies as discussed in the section “Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004 – Cemetery Segment.”

     We experienced an annualized average return, excluding unrealized gains and losses, of 3.4 percent in our perpetual care trusts for the six months ended April 30, 2005 resulting in revenue of $2.7 million, compared to 4.6 percent for the corresponding period in 2004 resulting in revenue of $4.6 million.

     Cemetery gross profit margin from continuing operations decreased from 25.6 percent in the first half of fiscal year 2004 to 23.4 percent in the first half of fiscal year 2005. Cemetery costs from continuing operations for the six months ended April 30, 2004 do not include $1.0 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 24.8 percent for the six months ended April 30, 2004. This decline resulted from a decrease in perpetual care trust earnings as discussed above and increased health insurance costs.

Discontinued Operations

     The operating results of those businesses that meet the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the six months ended April 30, 2005 and 2004 were net gains on dispositions of $0.3 million and $1.3 million, respectively. Revenues for the six months ended April 30, 2005 were $0.2 million compared to $8.0 million in the same period in 2004. Income tax expense for our discontinued operations for the six months ended April 30, 2005 were $0.1 million compared to an income tax benefit of $0.3 million for the same period in 2004.

Other

     Corporate general and administrative expenses for the six months ended April 30, 2005 increased $0.3 million compared to the same period in 2004 primarily due to increased professional fees associated with our Sarbanes-Oxley Section 404 compliance effort.

     In December 2003, we announced a reduction and restructuring of our workforce. For the six months ended April 30, 2004, we recorded $2.1 million for severance and other costs associated with the workforce reductions, which is presented in the “Separation charges” line item in the condensed consolidated statements of earnings. The workforce reduction plan was completed June 1, 2004.

     Total depreciation and amortization was $10.8 million for the first half of fiscal year 2005 compared to $25.5 million for the same period in 2004. Depreciation and amortization from continuing operations was $10.8 million for the first half of fiscal year 2005 compared to $25.2 million for the same period in 2004. Amortization in fiscal year 2004 included $13.8 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales, and we no longer amortize these costs but rather expense them as incurred.

     Interest expense decreased $7.5 million to $17.0 million for the six months ended April 30, 2005 compared to $24.5 million for the same period in 2004 primarily due to a 203 basis point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $56.5 million decrease in average debt outstanding.

     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values, resulting in an impairment charge. For the six months ended April 30, 2005, we evaluated our long-lived assets, reduced the 2003 impairment charge by $0.1 million and sold several assets that we held for sale at a net gain of $1.0 million. The net effect was that we reported net gains on dispositions and impairment (losses) of $1.1 million in continuing operations for the six months ended April 30, 2005, compared to $0.3 million for the same period in 2004. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statements of earnings.

     Other operating income net, was $0.5 million for the six months ended April 30, 2005 compared to $0.9 million for the six months ended April 30, 2004.

     Investment and other income (expense), net, increased $1.3 million from an expense of $1.1 million for the six months ended April 30, 2004 to income of $0.2 million for the six months ended April 30, 2005. The $1.1 million expense for the six months ended April 30, 2004 was primarily comprised of a write-down of certain marketable securities, which had market value losses that were deemed to be other than temporary.

     The effective tax rate for our continuing operations for the six months ended April 30, 2005 was 44.5 percent compared to 37.6 percent for the same period in 2004. The change in the effective rate in 2005 compared to 2004 is primarily due to the tax benefit on the early extinguishment of debt, which was treated separately from the tax expense associated with ordinary income that was computed at 38.0 percent. The tax benefit on the early extinguishment of debt was calculated at 36.0 percent because of an expected reduced state benefit.

     On May 31, 2005, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $234.5 million pretax, $141.3 million after tax (net of income tax benefit of $93.2 million) or $1.29 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 2(a) to the condensed consolidated financial statements for additional information.

     As of April 30, 2005 and May 31, 2005, our outstanding debt totaled $418.5 million and $418.4 million, respectively. Of the total debt outstanding as of April 30, 2005, approximately 49 percent was subject to fixed rates averaging 6.3 percent, and 51 percent was subject to short-term variable rates averaging approximately 4.6 percent. For the six months ended April 30, 2005, we recorded charges for the early extinguishment of debt of $32.7 million ($20.9 million after tax, or $.19 per share) related to the two debt refinancings in fiscal year 2005. See the section entitled “Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004 – Other” for further information.

Preneed Sales into and Deliveries out of the Backlog

     During the six months ended April 30, 2005 as compared to the same period in 2004, we increased preneed funeral sales 8 percent. We believe this can be attributed in part to our growth strategies as discussed in the section “Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004 – Preneed Sales into and Deliveries out of the Backlog.”

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $83.7 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $35.4 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to $78.9 million (including $30.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $84.7 million for the six months ended April 30, 2005, compared to $85.8 million for the corresponding period in 2004, resulting in net reductions in the backlog of $1.0 million and $6.9 million for the six months ended April 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash Flow

     Our operations provided cash of $29.0 million for the six months ended April 30, 2005, compared to $60.9 million for the corresponding period in 2004. The 2004 amount includes a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. The reduction in cash flow from operations primarily resulted from the tax refund received during the first quarter of 2004.

     Our investing activities resulted in a net cash outflow of $6.8 million for the six months ended April 30, 2005, compared to a net cash inflow of $1.7 million for the comparable period in 2004. For the six months ended April 30, 2005, capital expenditures amounted to $13.0 million, which included $8.3 million for maintenance capital expenditures, $1.6 million for growth initiatives and $3.1 million related to a building we purchased which was previously leased, compared to capital expenditures of $8.3 million in the same period in 2004, which included $7.1 million for maintenance capital expenditures and $1.2 million for growth initiatives.

     Our financing activities resulted in a net cash outflow of $25.3 million for the six months ended April 30, 2005, compared to $54.1 million for the comparable period in 2004. The change was due primarily to net proceeds of long-term debt of $1.7 million in the six months ended April 30, 2005 (which includes $440.0 million in proceeds of long-term debt and $438.3 million in repayments of long-term debt), compared to repayments of $48.2 million in the comparable period of 2004. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004.

Contractual Obligations and Commercial Commitments

     As of April 30, 2005, our outstanding debt balance was $418.5 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2005.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$418.5	$5.1	$5.6	$4.5	$403.3
Interest on long-term debt (2)	164.3	22.9	45.0	44.4	52.0
Operating lease obligations (3)	36.6	2.3	7.9	6.8	19.6
Non-competition and other agreements (4)	8.2	2.1	4.0	1.5	.6

	$627.6	$32.4	$62.5	$57.2	$475.5

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of May 31, 2005.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior subordinated notes, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of April 30, 2005.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of April 30, 2005 are $2.3 million, $4.2 million, $3.7 million, $2.9 million, $3.9 million and $19.6 million for the years ending October 31, 2005, 2006, 2007, 2008, 2009 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to three former executive officers.

     We expect to be able to reduce our debt with approximately $10 million of remaining income tax benefits related to the sale of our foreign operations which we expect to receive by the end of fiscal year 2007.

     In February 2005, we used the net proceeds of the issuance of $200.0 million of our 6.25 percent senior notes, an additional $130.0 million in Term Loan B borrowings and a portion of our available cash to complete a tender offer pursuant to which we repurchased $298.2 million of our 10.75 percent senior subordinated notes and paid related tender premiums, fees, expenses and accrued interest of $28.9 million. For additional information, see Note 14 to the condensed consolidated financial statements. As of May 31, 2005, our outstanding debt balance was $418.4 million, consisting of $214.2 million in Term Loan B, $200.0 million of 6.25 percent senior notes, $1.8 million of 10.75 percent senior subordinated notes and $2.4 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of May 31, 2005.

						Other,
						Principally
						Seller
Fiscal	Revolving		Senior			Financing of
Year Ending	Credit	Term	Subordinated		Senior	Acquired
October 31,	Facility	Loan B	Notes		Notes	Operations	Total
2005	$—	$1.1	$1.8	(1)	$—	$.5	$3.4
2006	—	2.2	—		—	1.0	3.2
2007	—	2.2	—		—	.6	2.8
2008	—	2.2	—		—	.2	2.4
2009	—	2.2	—		—	—	2.2
Thereafter	—	204.3	—		200.0	.1	404.4

Total long-term debt	$—	$214.2	$1.8		$200.0	$2.4	$418.4

(1)	The first call date on our remaining senior subordinated notes is July 1, 2005 at a price of 105.375 percent of the notes’ principal amount. On May 31, 2005, we gave notice to the remaining holders of the senior subordinated notes of our intention to call the remaining $1.8 million principal amount. As such, this amount has been classified as a short-term obligation in the April 30, 2005 condensed consolidated balance sheet. In the third quarter of fiscal year 2005, we will record a charge for the early extinguishment of debt of approximately $0.1 million including the call premium and write-off of the remaining unamortized fees on the senior subordinated notes. We intend to fund the call of the remaining notes using excess cash on hand.

     We also had $15.7 million of outstanding letters of credit as of April 30, 2005 and May 31, 2005, and we are required to maintain a bond of $41.1 million to guarantee our obligations relating to funds we withdrew from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future.

     As of April 30, 2005 and May 31, 2005, there were no amounts drawn on our $125.0 million revolving credit facility. As of April 30, 2005 and May 31, 2005, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $68.2 million.

     On March 17, 2005, we substantially completed our $28.0 million stock repurchase program, having repurchased 4,400,000 shares since the inception of the program. On March 28, 2005, we announced a new $30.0 million stock repurchase program. Repurchases under the new program are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of this program through May 31, 2005, there have been no repurchases of our Class A common stock.

     On March 28, 2005, we announced that our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. The first dividend was paid on April 29, 2005 to shareholders of record at the close of business on April 15, 2005. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements as of April 30, 2005 consist of the following items:

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

Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Six Months
Ended
April 30,	Years Ended October 31,
2005	2004		2003	2002		2001	2000
1.49(1)(5)	2.38	(2)	—(3)	1.73	(4)	—(5)(6)	2.54

(1)	Pretax earnings for the six months ended April 30, 2005 include $1.1 million of gains on dispositions and impairment (losses), net and a charge of $32.7 million for the loss on early extinguishment of debt.

(2)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and $0.6 million in gains on dispositions and impairment (losses), net.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $73.0 million for goodwill impairment, a noncash charge of $19.0 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers. As a result of these charges, our earnings for the fiscal year ended October 31, 2003 were insufficient to cover our fixed charges, and an additional $54.8 million in pretax earnings would have been required to eliminate the coverage deficiency.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $198.6 million in pretax earnings would have been required to eliminate the coverage deficiency.

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

Recent Accounting Standards

     See Note 2 to the condensed consolidated financial statements included herein.

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

Interest

     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, in Note 14 to the condensed consolidated financial statements included herein and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both reports.

     As of April 30, 2005 and October 31, 2004, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $206.9 million and $314.6 million, respectively, compared to fair values of $198.6 million and $344.7 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 70 basis points and 40 basis points for April 30, 2005 and October 31, 2004, respectively, would result in changes of approximately $8.3 million and $0.9 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

     Our variable-rate debt consists of our Term Loan B and revolving credit facility. As of April 30, 2005 and October 31, 2004, the carrying value of our Term Loan B was $216.0 million and $54.0 million, respectively, compared to a fair value of $217.3 million and $54.7 million, respectively. As of April 30, 2005 there were no amounts drawn on the revolving credit facility, and as of October 31, 2004, the carrying value and fair value of our revolving credit facility was $59.0 million. None of the $216.0 million outstanding under the Term Loan B at April 30, 2005 was hedged. Each approximate 10 percent, or 55 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $0.9 million in our pretax earnings. Of the $113.0 million outstanding under Term Loan B and the revolving credit facility on October 31, 2004, $63.0 million was not hedged by the interest rate swap in effect at that time and was subject to short-term variable interest rates. Each approximate 10 percent, or 55 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $0.3 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.

     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.

Item 4. Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Henrietta Torres and Teresa Fiore, on behalf of themselves and all others similarly situated and the General Public v. Stewart Enterprises, Inc., et al.; No. BC328961 on the docket of the Superior Court for the State of California for the County of Los Angeles, Central District. This purported class action was filed on February 17, 2005, on behalf of a nationwide class defined to include all persons, entities and organizations who purchased funeral goods and/or services in the United States from defendants at any time on or after February 17, 2001. The suit names the Company and several of its Southern California affiliates as defendants and also seeks to assert claims against a class of all entities located anywhere in the United States whose ultimate parent corporation has been the Company at any time on or after February 17, 2001.

     The plaintiffs allege that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services and that such failure violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis. The plaintiffs allege that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code, and (iv) engaged in a civil conspiracy among the defendants to breach plaintiffs’ contracts and commit acts of unfair competition. The plaintiffs seek restitution damages, disgorgement, interest, costs, and attorneys’ fees. The Company was served with the complaint on April 7, 2005. By order dated May 5, 2005, the court ruled that this case was related to similar actions against Service Corporation International and Alderwoods Group, Inc. Because the matter is in its preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.

     Funeral Consumers Alliance, Inc, et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co.; No. C 05 1804 on the docket of the United States District Court, Northern District of California. This purported class action was filed on May 2, 2005, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants.

     The suit alleges that the defendants acted jointly to fix and maintain prices on caskets and reduce competition from independent casket discounters in violation of the federal antitrust laws and California’s Business and Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs and attorneys’ fees. The Company was served with the complaint on May 10, 2005. The Company intends to aggressively defend itself it this matter.

     Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co.; No. 2:05cv145 on the docket of the United States District Court, Eastern District of Tennessee. This purported class action was filed on May 18, 2005, on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact are essentially the same as those made in Funeral Consumers Alliance, Inc. v Service Corporation International reported above. Rather than allege violations of federal law, however, the plaintiff in this suit alleges that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff seeks damages, treble damages where appropriate, restitution, interest and costs. The Company was served with the complaint on May 26, 2005. Because the matter is in its preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.

     In addition to the matters above, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased(1)	paid per share	plans or programs(2)	plans or programs
February 1, 2005 through February 28, 2005	—	$—	—	$5,783,509

March 1, 2005 through March 31, 2005	900,669	$6.28	900,000	$30,129,265

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased(1)	paid per share	plans or programs(2)	plans or programs
April 1, 2005 through April 30, 2005	—	$—	—	$30,129,265

Total	900,669	$6.28	900,000	$30,129,265

(1)	Consists of shares repurchased from employees to satisfy the exercise price and tax withholding of certain stock option exercises and share repurchases under our stock repurchase program.

(2)	On June 26, 2003, we announced that our Board of Directors had approved a stock repurchase program that allows us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, the Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. On March 17, 2005, we substantially completed our $28.0 million stock repurchase program, having repurchased 4,400,000 shares since its inception. On March 28, 2005, we announced a new $30.0 million stock repurchase program. Repurchases under the new program are limited to our Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of the new program through April 30, 2005, we have not repurchased any shares.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2005 annual meeting of shareholders was held on April 5, 2005. All director nominees were elected. The voting tabulation was as follows: James W. McFarland: 124,560,308 votes for, 3,044,364 votes withheld; Kenneth C. Budde: 123,872,499 votes for, 3,732,173 votes withheld; Alden J. McDonald, Jr.: 124,355,813 votes for, 3,248,859 votes withheld: John C. McNamara: 123,974,905 votes for, 3,629,767 votes withheld. The proposal to ratify the retention of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending October 31, 2005 was approved. The voting tabulation was as follows: 125,369,379 votes for, 609,362 votes against and 1,625,931 abstentions. The proposal to adopt the 2005 Directors’ Stock Plan was approved. The voting tabulation was as follows: 102,846,931 votes for, 6,126,695 votes against and 246,576 abstentions.

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

     We forecast that earnings from continuing operations will be in the range of $.23 to $.27 per diluted share including three early extinguishment of debt charges estimated to total $.19 per share. We expect cash flow from operations in fiscal year 2005 to be between $50 million and $60 million. Maintenance capital expenditures are expected to be between $16 million and $18 million.

     Our 2005 forecast for continuing operations is based on the following principal assumptions:

(1)	The average revenue per traditional and cremation funeral service performed is expected to increase by approximately 2 percent to 3 percent, excluding any impact from funeral trust earnings. Increases in average revenue per funeral service performed may be partially offset by a decrease in the number of families served by continuing operations in 2005 as compared to 2004. The upper end of the forecast range assumes that these businesses will serve the same number of families during fiscal year 2005 as in 2004, and the lower end assumes a possible reduction in the number of families served of up to 2 percent.

(2)	Cemetery property sales are expected to increase by 4 percent to 8 percent.

(3)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery merchandise and perpetual care trusts, is expected to be down from that recognized in 2004.

(4)	While we intend to control costs, we do not anticipate further cost cuts as significant as those implemented in 2004.

(5)	As a result of refinancing the senior secured credit facility in November 2004 and refinancing substantially all of our 10.75 percent senior subordinated notes in February 2005, combined with continued debt reduction, interest expense is expected to decrease significantly for fiscal year 2005. During the first half of fiscal year 2005, we recorded charges for the early extinguishment of debt of $32.7 million and expect to incur approximately $0.1 million during the third quarter of fiscal year 2005 related to the redemption of the remaining $1.8 million in senior subordinated notes.

(6)	Cash flow for fiscal year 2005 is expected to be consistent with fiscal year 2004 with the exception of the tax refund of $33.2 million received during fiscal year 2004.

(7)	We expect to use cash flow from operations to maintain our facilities at a level comparable to 2004, for dividends and stock repurchases, to further reduce debt or for growth initiatives as appropriate.

(8)	We expect to spend approximately $2.0 million on our Sarbanes Oxley Section 404 compliance effort. This represents external costs and does not include personnel allocated to the project.

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

     We have experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2001 to 2002 and 2002 to 2003, same-store funeral call volumes decreased 1.5 percent and 2.6 percent, respectively. One of the operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in same-store funeral call volumes from fiscal year 2003 to 2004 of 1.0 percent. We have experienced a decrease of 0.7 percent in same-store funeral call volumes during the six months ending April 30, 2005, as compared to the prior year. We can give no assurance that we will be successful in implementing the operating initiative described above in the long term or that it will succeed in stopping or reversing the decline in same-store funeral call volumes.

We may experience declines in preneed sales due to numerous factors, including changes made to contract terms and sales force compensation and a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future market share.

     We do not anticipate making significant changes in our preneed sales organization, but we may decide that adjustments are advisable, which could cause declines in preneed sales. We experienced a decline in cemetery property sales in Puerto Rico during the first quarter of fiscal year 2005. We addressed this by dividing the responsibility from one sales executive on the island to three, allowing them to better focus on our primary markets. We experienced significant improvement in our preneed sales in Puerto Rico in the second quarter of fiscal year 2005. We can give no assurance that they will continue to be successful in improving preneed sales. In addition, a weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the past, a decline in preneed sales. Geopolitical concerns could lower consumer confidence, which could also result in a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

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

This factor adversely affected our results in fiscal year 2004 and did so again in the first half of fiscal year 2005. Unrealized gains and losses in the cemetery perpetual care trusts do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.

Increased preneed sales may have a negative impact on cash flow and earnings.

     Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions and other costs to acquire the sale, the portion of the sales proceeds required to be placed into trusts or escrow accounts and the terms of the particular contract, such as the size of the down payment required and the length of the contract. We will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow would be further reduced, and our ability to service debt could be adversely affected. With the change in accounting for preneed funeral and cemetery merchandise and service sales, preneed selling costs will be expensed as incurred. Therefore, increases in preneed spending would increase our costs and decrease earnings. Conversely, decreases in preneed spending would decrease costs and increase earnings.

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

     Insurance costs, in particular, have increased substantially in recent years. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Additionally, we have experienced increases in health insurance costs. Additional increases in insurance costs cannot be predicted.

Our ability to dispose of our businesses at prices consistent with our expectations depends on several factors, many of which are beyond our control. Any changes in expected sales prices or carrying values of these businesses could result in additional impairment charges or could adversely affect our ability to sell these businesses at prices we are willing to accept.

     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We believe that the closing or sale of those businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues. As of April 30, 2005, we had closed on or entered into preliminary agreements to sell 71 businesses for approximately $28.7 million and have 6 additional businesses we will continue to market. We can give no assurance that we will be able to dispose of these businesses or that buyers will accept our terms, nor can we give any assurance that the selling prices of these businesses will not be materially different from our expectations. Any variance between the anticipated and actual sale prices or changes in the carrying values of these businesses would result in additional impairment charges in the future and did result in gains on dispositions, net of impairment losses, recorded in 2004.

Our Chairman Emeritus may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of shareholders.

     As of January 1, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., held 7,225,274 shares (or approximately 6.8 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 30.2 percent of our total voting power, while holding approximately 9.8 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.

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

Our projections do not include any earnings from acquisition activity. Several important factors, among others, may affect our ability to consummate acquisitions.

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

     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. This factor adversely affected our results in fiscal year 2004. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35 percent of the deaths in the United States by the year 2010, compared to 28 percent in 2002. In fiscal years 2002, 2003, 2004 and the first half of fiscal year 2005, 35 percent, 36 percent, 37 percent and 37 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005) and Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013

(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.1	Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee

12	Calculation of Ratio of Earnings to Fixed Charges

18	Preferability Letter from Independent Registered Public Accounting Firm regarding change in accounting principle

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

June 9, 2005	/s/ THOMAS M. KITCHEN

Thomas M. Kitchen
Executive Vice President and Chief Financial Officer

June 9, 2005	/s/ MICHAEL G. HYMEL

Michael G. Hymel
Vice President
Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005) and Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013

(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.1	Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee

12	Calculation of Ratio of Earnings to Fixed Charges

18	Preferability Letter from Independent Registered Public Accounting Firm regarding change in accounting principle

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer