Form 10-K/A
period 2004-10-31
STEWART ENTERPRISES INC
filed 2005-10-24
CIK 878522

This report does not reflect the effect of certain adjustments described in the Explanatory Note on page 2 including those that might result from completion of the deferred revenue project, and accordingly, this report is being filed without the report of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2004
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-15449
STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA	72-0693290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 South Clearview Parkway
Jefferson, Louisiana	70121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Class A Common Stock, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☑ No ☐
     The aggregate market value of the voting stock held by non-affiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of April 30, 2004, was approximately $558,000,000.
     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 3, 2005, was 106,151,920 and 3,555,020, respectively.

EXPLANATORY NOTE
Introduction
     This Form 10-K/A Amendment No. 2 (this “Amendment”) is not complete because it is being filed without the effects of any potential adjustments that may result from the completion of our deferred revenue project described below, the adjustments in the table below under the heading “Other Adjustments” and the cumulative restatement of shareholders’ equity of approximately $0.5 million in fiscal year 2000 related to the accounting for certain leases for periods prior to 2000. Accordingly, it is being filed without the report of our independent registered public accounting firm and without the certifications of our Chief Executive Officer and Chief Financial Officer. We are concurrently filing a Form 10-Q for the quarter ended July 31, 2005, which is also not complete because it is being filed without the effects of any potential adjustments that may result from the completion of our deferred revenue project and impact on such quarterly financial statements of the adjustments shown below. Accordingly, it is also being filed without the completion of the review by our independent registered public accounting firm and without the certifications of our Chief Executive Officer and Chief Financial Officer. We believe that, except for the results of the deferred revenue project, there should be no material outstanding issues on these reports; however, this cannot be assured. We have decided to make these filings now because we believe the information in these reports would be meaningful to our security holders.
     This Amendment is being filed to amend and restate the financial statements included in our original Form 10-K filing, as previously amended, for the fiscal year ended October 31, 2004 (the “2004 Form 10-K”), and to make related changes in the disclosures throughout the 2004 Form 10-K, primarily in order to (1) reflect an increase in the number of our operating and reportable segments, and (2) to reflect a noncash goodwill impairment charge in fiscal year 2002 and eliminate the goodwill impairment charge in fiscal year 2003 as discussed further below. These changes are being made in response to comments raised by the Staff of the Securities and Exchange Commission during their review of our 2004 Form 10-K and subsequent filings. We are also including additional disclosures to address other comments from the Staff, such as additional information in Notes 5, 6 and 7 regarding our trust accounts and the addition of Note 25 which provides certain income statement account information for services and merchandise sold by our funeral and cemetery businesses.
     We have been in discussions with NASDAQ, where our Class A common stock is traded, and believe NASDAQ may find that our inability to timely file a complete Form 10-Q for the quarter ended July 31, 2005 constitutes a failure to comply with the requirements for continued listing. If we receive a notice of delisting proceedings from NASDAQ, we plan to seek a hearing before NASDAQ’s Listing Qualifications Panel to request an extension of time to complete the filing and thereby regain compliance with the listing standards; the delisting would be stayed pending a final determination by NASDAQ. We are optimistic that our request would be granted, although no assurances can be given. Delisting of our Class A common stock from NASDAQ could have a material adverse effect on the trading price of and market for our Class A common stock and on our ability to raise capital. In addition, during any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. Also, our registration statements on Form S-8 regarding sales of our securities through our employee benefit plans will not be available, and we will be suspending sales under these registration statements until we are current in our SEC filings.
The Deferred Revenue Project
     In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) earlier this year to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by physically reviewing certain of the preneed cemetery and funeral service and merchandise contracts.
     While we have made significant progress, we have not completed our overall review and reconciliation. We had anticipated completing our review prior to filing our Annual Report on Form 10-K for fiscal year 2005. Although the progress of the project has been disrupted by Hurricane Katrina, we still plan to try to complete the project in time to file our Annual Report on Form 10-K for fiscal year 2005 by its due date.
     Management believes that the deferred revenue project could result in a restatement of our prior period financial statements. Management believes that to the extent there is an adjustment, a significant portion of that adjustment would relate to the cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB No. 101”) on November 1, 2000 and could impact reported earnings for periods subsequent to the implementation of SAB No. 101. Management believes that the adjustment, if any, would result in a non-cash adjustment to deferred revenue and to shareholders’ equity in an amount that should not exceed $60 million and could be materially less than that amount. In connection with our deferred revenue project, we are also evaluating whether there could be a material weakness in internal control related to deferred preneed revenue.
     Once the deferred revenue project is completed and our independent registered public accounting firm has completed its audit, we will amend this filing to include the report of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer, and to make any necessary adjustments.
Restatement of Financial Statements
     We have re-analyzed our operating and reportable segments under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) and have increased them from two, funeral and cemetery, to 11 consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. All Other consists of our operations in Puerto Rico in 2004 and 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina in 2002.
     The revision of our operating and reportable segments had the related effect of requiring changes in our reporting units for the purpose of conducting goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), retroactive to our November 1, 2001 adoption date of SFAS No. 142. We originally concluded and have previously reported that we had two reporting units in our application of SFAS No. 142, but we have now determined that we have 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of our 11 operating and reportable segments and an additional four which are a further breakdown of our two operating and reportable segments in our Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations.
     As a result of the change in our reporting units, we were required to perform goodwill impairment reviews of the new reporting units as of November 1, 2001 (the date we adopted SFAS No. 142) and for each subsequent year-end balance sheet date thereafter. With the adoption of SFAS No. 142, goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. These impairment reviews have resulted in the following changes:
(1) For the fiscal year ended October 31, 2002, we have recorded a $209.4 million ($193.1 million after tax, or $1.78 per diluted share) goodwill impairment charge, which is reflected as a cumulative effect of change in accounting principle upon the adoption of SFAS No. 142. We had not previously recorded a goodwill impairment charge for fiscal year 2002, either upon the implementation of SFAS No. 142 in the first quarter of 2002 or as a result of our annual evaluation at the end of fiscal year 2002;
(2) For the fiscal year ended October 31, 2003, we had previously recorded a goodwill impairment charge of $73.0 million ($66.9 million after tax, or $.62 per share) as a result of our annual evaluation at the end of fiscal year 2003. We have eliminated that charge in our restated results for fiscal year 2003; and
(3) For the fiscal year ended October 31, 2004, we had not previously recorded a goodwill impairment charge, and our reevaluation has confirmed that no goodwill impairment charge is required for fiscal year 2004. The restatement of goodwill on our balance sheet also had the effect of changing the net book value of the assets we sold as part of our plan initiated in December 2003 to sell a number of businesses, and the net book value of assets held for sale on our balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales has been re-evaluated and restated as has the balance of the assets held for sale. In fiscal years 2003 and 2004, this resulted in an additional net gain of $2.2 million and $0.6 million, respectively. Of the additional net gain of $2.2 million in fiscal year 2003, a gain of $8.5 million related to continuing operations and a loss of $6.3 million related to discontinued operations. Of the additional net gain of $0.6 million in fiscal year 2004, a loss of $0.5 million related to continuing operations and a gain of $1.1 million related to discontinued operations.
     As a result of the changes described above, as of October 31, 2004, we had total goodwill of $267.2 million and total shareholders’ equity of $662.4 million, compared to total goodwill of $404.0 million and total shareholders’ equity of $784.3 million reported in the 2004 Form 10-K.
     This Amendment also reclassifies some businesses that were classified as discontinued operations in the 2004 Form 10-K back into continuing operations for fiscal years 2000 through 2004. These businesses were properly classified as discontinued operations in the 2004 Form 10-K. However, as of the end of our first fiscal quarter of 2005, primarily because the businesses had at that time been held for sale longer than one year, they no longer met the accounting criteria to be classified as held for sale. Accordingly, in our Form 10-Q for the quarter ended January 31, 2005, there were 11 unsold businesses that were previously included in discontinued operations that were reclassified back into continuing operations and were no longer reflected as “assets held for sale.” On April 15, 2005, we filed a Form 8-K that showed the effect of reclassifying these businesses back into continuing operations for fiscal years 2000 through 2004. As of July 31, 2005, we had sold seven of these businesses and therefore are reclassifying them back into discontinued operations in our Form 10-Q for the quarter ended July 31, 2005, which we are filing concurrently with this Form 10-K/A Amendment No. 2.
     For consistency, all businesses sold in fiscal year 2003 (the year of initial adoption of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”)), fiscal year 2004 and through the nine months ended July 31, 2005 have been classified as discontinued operations in fiscal years 2000 through 2004 in this Form 10-K/A Amendment No. 2. By comparison, in the 2004 Form 10-K, discontinued operations consisted of all businesses that we intended to sell or had actually sold as part of our divestiture plan. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods.
     For consistency, in the financial statements included in this Amendment, assets held for sale as of October 31, 2004 consist of real estate and businesses actually sold during the first nine months of fiscal 2005, and assets held for sale as of October 31, 2003 consist of real estate and businesses actually sold during the first nine months of fiscal year 2005 and during fiscal year 2004. By comparison, in the 2004 Form 10-K, assets held for sale as of October 31, 2004 and 2003 consisted of real estate and businesses that we intended to sell as part of our divestiture plan.
     From the sale of the real estate and businesses in our divestiture plan, we received $22.6 million in proceeds in fiscal year 2004 and $6.8 million in proceeds during the first nine months of fiscal year 2005. These proceeds along with proceeds from other minor sales (net of expenses) are included in the cash flow statement in the “proceeds from sale of assets, net” line item. As of July 31, 2005, we are continuing to market six businesses and parcels of real estate for which we estimate we will receive proceeds of approximately $1.9 million.
     The foregoing reclassifications in themselves had no effect on our total net income or loss, total shareholders’ equity or our net increase or decrease in cash as reported in our 2004 Form 10-K.
     We have determined that a control deficiency related to determination of our operating and reportable segments under SFAS No. 131 and determination of our reporting units under SFAS No. 142 giving rise to the restatements described above constituted a material weakness in our internal control over financial reporting. We are in the process of addressing that weakness as of the date of this report. See Item 9A. Controls and Procedures in Part II of this Form 10-K/A Amendment No. 2 for additional information.
     The Items in the 2004 Form 10-K that are being amended by this report are Items 1 and 2 of Part I, Items 6, 7, 8 and 9A of Part II and Schedule II -Valuation and Qualifying Accounts of Part IV. The other Items are not being amended and are not included in this report. Except as described in this Explanatory Note, this report does not modify or update the disclosures in the 2004 Form 10-K. Accordingly, this report does not reflect any events occurring after the original filing of the 2004 Form 10-K on January 11, 2005, except as disclosed in the subsequent events footnote, Note 28 to the consolidated financial statements included in Item 8 and to reflect the changes to the reporting of discontinued operations discussed above.
     We filed a Form 10-K/A Amendment No. 1 on February 28, 2005 solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information is usually incorporated by reference to our proxy statement; however, because our proxy statement was filed more than 120 days after the end of our fiscal year, we were required to amend our Form 10-K to include the information. No other information in the Form 10-K was amended by Amendment No. 1. These Items of Part III are not being modified or updated in this report.
Other Adjustments
     The following table demonstrates certain adjustments that will be recorded in the audited Form 10K/A we will file when our deferred revenue project is complete. We believe that, except for the results of the deferred revenue project, there should be no material outstanding issues on these reports; however, this cannot be assured.

	FY 2000	FY 2001	FY 2002	FY 2003	FY 2004
Net earnings (loss) as reported in 10-K/A Amendment No. 2	$66,794	$(408,660)	$(161,224)	$(4,545)	$48,472
Additional expense related to leases in correction of an error (1) (after-tax)	(130)	(132)	(126)	(128)	(132)
Other miscellaneous corrections (after-tax)	—	—	(173)	(168)	341

Net earnings (loss) after adjustments	$66,664	$(408,792)	$(161,523)	$(4,841)	$48,681

Earnings (loss) per diluted share as reported in 10-K/A Amendment No. 2	$.63	$(3.81)	$(1.49)	$(.04)	$.45

Earnings (loss) per diluted share after adjustments	$.63	$(3.81)	$(1.49)	$(.04)	$.45

(1)	We reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements in the second quarter of fiscal year 2005 and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our Form 10-K for the year ended October 31, 2004 for the restatements discussed above under the heading “Restatement of Financial Statements,” we are now required to record the lease adjustments in the period they were actually incurred. In a subsequent Form 10-Q amendment for the quarter ended July 31, 2005, we will remove the cumulative effect of this prior period adjustment of $1.8 million ($1.1 million after tax).
     Forward-looking statements in this report have not been updated from our original Form 10-K filing on January 11, 2005. For updated information, see our reports filed with respect to subsequent periods.

Cautionary Note
     This annual report contains forward-looking statements of our management regarding factors that we believe may affect our performance in the future. Such statements typically are identified by terms expressing our future expectations or projections of revenues, earnings, earnings per share, cash flow, market share, capital expenditures, effects of operating initiatives, gross profit margin, debt levels, interest costs, tax benefits and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 7. Forward-looking statements speak only as of January 11, 2005, the date of the original filing of the Form 10-K that is amended by this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
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
     Our business has 11 operating segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. All Other consists of our operations in Puerto Rico in 2004 and 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina in 2002. Additional information on our segments can be found in Note 24 to the consolidated financial statements included in Item 8.
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
     Growing demand for customization. Our market research and operational experience indicate a growing demand for increased personalization of death care products and services, presenting us with an opportunity for enhancing our customers’ satisfaction and increasing our revenue per sale through our custom funeral planning program. For additional information, see below under the heading “Competitive Strengths — Emphasis on customization and personalization.”
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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
     Our preneed cemetery property task force is strategically targeting locations with maximum potential and developing specific plans to increase preneed property sales and attract new customers at each of the targeted locations. We view preneed property sales as the catalyst for growth in our cemetery segment as they create a new customer base for our businesses. These sales also result in high margins and produce positive cash flow. Recommendations from our preneed cemetery property task force were implemented in the third and fourth quarters of fiscal year 2003. We have transitioned to personalized selling, and in addition to requests generated by our media marketing campaigns, our salespeople have been successful in obtaining referrals from their existing customer base to assist new customers with their cemetery and funeral needs. For fiscal year 2004, we achieved a 9 percent increase in cemetery property sales, which was in line with our stated goal of 5 percent to 10 percent for 2004. For fiscal year 2005, our goal is to achieve an increase of 4 percent to 8 percent in cemetery property sales (see “Forward-Looking Statements” and “Cautionary Statements” included in Item 7).
     We continue to develop and implement strategies to drive at-need and preneed funeral growth throughout our organization. We have developed an at-need task force and a cremation task force, implemented a funeral call incentive compensation program and continue to proceed with full implementation of our custom funeral planning program, additional advertising and employee training. Our funeral call volume task force is also using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We believe that the continuous addition of preneed funeral contracts to our backlog is a primary driver of sustainable long-term growth in the number of
See the Explanatory Note on page 2 for important information.

families served by our funeral homes. For fiscal year 2004, we achieved a 9 percent increase in preneed funeral sales, which was in line with our goal of 5 percent to 10 percent for 2004. For fiscal year 2005, our goal is to achieve an increase of 4 percent to 8 percent in preneed funeral sales (see “Forward-Looking Statements” and “Cautionary Statements” included in Item 7).
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
     In December 2003, we announced a plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We have worked hard over the past few years to improve the performance of all our businesses in order to meet changing consumer needs and to manage costs in a difficult operating environment, and for the most part, these efforts have been successful. However, for various reasons — such as size, location or competitive environment — a number of our businesses did not demonstrate a capacity for improving performance through our operating strategies, and in fact, have contributed very little to our profitability. Many of these are key-man businesses, and many are subject to volatile swings in market share. As of October 31, 2004, we had received $22.6 million from our divestitures representing the sale of 56 businesses. As of July 31, 2005, we have received an additional $6.8 million in proceeds from the sale of 15 businesses and have six additional businesses and parcels of real estate we will continue to market. We believe that the closing or sale of these businesses is enabling management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues and cash flow.
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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
     We have three primary strategies for growth through the use of combination operations. One strategy is to create combination operations by constructing funeral homes on the grounds of our cemeteries. Another is to enter into agreements in which we construct funeral homes on the grounds of unaffiliated cemeteries, which allows us to enjoy many of the benefits of a combination operation without the capital investment of purchasing the cemetery. The cemetery revenue of the unaffiliated cemetery is enhanced as it benefits by being able to compete more effectively with other cemeteries or combination operations in the market and by providing a better service to their parishioners or other constituencies. The third strategy is to acquire combination operations.
     In 1987, we entered into an agreement with the Catholic Archdiocese of New Orleans pursuant to which we constructed and own a mausoleum on one of our cemeteries, and the Archdiocese of New Orleans assists in the promotion of the sale of crypts in the mausoleum to Catholic parishioners of the Archdiocese of New Orleans. The Company pays the Archdiocese of New Orleans a percentage of the revenue from the sale of all crypts in the mausoleum. Additionally, in fiscal year 1994, we constructed a funeral home and mausoleum on the grounds of the New Orleans Cemetery of the Firemen’s Charitable and Benevolent Association, a non-profit organization. We own and operate the funeral home and mausoleum.
     In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2004, five of these funeral homes were operating, and construction had begun on the sixth funeral home. The leases expire between 2032 and 2039, and we do not have an option to renew. We account for these leases as operating leases.
     Over the last 50 years, through our mausoleum construction business, we have developed relationships with the Catholic Church in approximately 70 dioceses in 39 states. We plan to pursue more of these agreements with the Catholic Church, other faith-based organizations and non-profit entities. We also plan to develop additional combination operations on our own cemetery properties as well as pursuing the acquisition of privately-owned combination operations.
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
See the Explanatory Note on page 2 for important information.

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
     Trusts and escrow accounts. We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. For further discussion of these trusts and escrow accounts, see Notes 5, 6 and 7 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. As of October 31, 2004, the market value of our preneed funeral merchandise and services trust and escrow accounts totaled approximately $439.7 million, the market value of our preneed cemetery merchandise and services trust and escrow accounts totaled approximately $194.2 million, and the market value of our cemetery perpetual care trusts totaled approximately $209.3 million.
     We believe that the balances in our trusts and escrow accounts, along with insurance proceeds, installment payments due under contracts and future earnings on the balances, will be sufficient to cover our estimated cost of providing the related preneed services and products in the future (see “Cautionary Statements” included in Item 7).
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor on our investment portfolio and our prearranged funeral, merchandise and cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services exclusively to our trusts for a fee. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 24 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. As of October 31, 2004, ITI had approximately $806.5 million in assets under management. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates within the guidelines of a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.
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
     As of October 31, 2004, we were divided into four geographic operating divisions in the United States, each of which was managed by a division president and chief financial officer: Central, Western, Eastern and Southern. For additional information on our segments, see Note 24 to the consolidated financial statements included in Item 8. For a discussion of the changes made to our operating divisions in fiscal year 2005, see Note 28 to the consolidated financial statements included in Item 8. Our operating divisions are further divided into regions, each of which is managed by an area vice president. We also have a Corporate Division, which manages our corporate services, accounting, financial operations and strategic planning. Early in fiscal year 2000, we formed a Sales and Marketing Division to centralize responsibility for sales teams in all operating divisions and to allow for more comprehensive training and sharing of information. From time to time, we may increase, reduce or realign our divisions and regions.
     In June 2004, William E. Rowe stepped down from his position as President and Chief Executive Officer but
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

our operations and on the death care industry in general. We cannot predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.
Employees
     As of October 31, 2004, we employed approximately 5,600 persons, and we believe that we maintain a good relationship with our employees. Approximately 124 of our employees are represented by labor unions or collective bargaining units. In December 2003, we announced a reduction and restructuring of our workforce, which reduced the number of our employees by approximately 300. Additional information about our restructuring and workforce reduction can be found under the heading “Business Strategy.”
See the Explanatory Note on page 2 for important information.

Item 2. Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our geographic operating segments as of October 31, 2004:

	Number
	of
	Funeral	Number of
Operating Segment	Homes	Cemeteries	Geographic Areas
Central Division — Funeral	73		Alabama, Arkansas, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas
Central Division — Cemetery		46	Alabama, Arkansas, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas, Wisconsin
Western Division — Funeral	59		California, Nevada, Oregon, Washington
Western Division — Cemetery		8	California, Oregon, Washington
Eastern Division — Funeral	49		Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia
Eastern Division — Cemetery		64	Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia
Southern Division — Florida — Funeral	44		Florida
Southern Division — Florida — Cemetery		21	Florida
All other — Funeral	17		Puerto Rico
All other — Cemetery		8	Puerto Rico

	242	147
     As of October 31, 2004, approximately 74 percent of our 242 funeral home locations were owned by our subsidiaries, and approximately 26 percent were held under operating leases. The leases have terms ranging from 1 to 15 years, except for one lease that expires in 2032 and five leases with the Archdiocese of Los Angeles that expire in 2039. Generally, except for the six leases with terms greater than 15 years, we have a right of first refusal and an option to purchase the leased premises. An aggregate of $1.3 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
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
See the Explanatory Note on page 2 for important information.

Item 3. Legal Proceedings
     This item is not being amended by this Amendment.
     For a discussion of legal proceedings in fiscal year 2005, see Note 28 to the consolidated financial statements included in Item 8.
Item 4. Submission of Matters to a Vote of Security Holders
     This item is not being amended by this Amendment.
Item 4(a). Executive Officers of the Registrant
     This item is not being amended by this Amendment. For fiscal year 2005 changes, see Note 28 to the consolidated financial statements included in Item 8.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
     This item is not being amended by this Amendment. For fiscal year 2005 changes, see Note 28 to the consolidated financial statements included in Item 8.
Item 6. Selected Financial Data
     The following selected consolidated financial data for the fiscal years ended October 31, 2000 through October 31, 2004 are derived from our consolidated financial statements, as reclassified to reflect certain businesses as discontinued operations under the provisions of SFAS No. 144 as discussed in footnote 1 to the table below and in Note 3(s) to the consolidated financial statements included in Item 8. The data includes other reclassifications to conform to current period presentations with no impact on net earnings or earnings per share. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     As discussed in Note 2 to the consolidated financial statements included in Item 8, the financial statements for the fiscal years ended October 31, 2002, 2003 and 2004 have been restated. All applicable amounts relating to these restatements have been reflected in the following selected financial data.
See the Explanatory Note on page 2 for important information.

Selected Consolidated Financial Data
(Unaudited)
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)
	2004(2)		2003		2002		2001		2000
	(Restated)		(Restated)		(Restated)
Statement of Earnings Data:
Revenues:
Funeral	$280,065		$280,238		$325,226		$389,509		$430,513
Cemetery	235,694		222,484		235,205		255,849		282,119

Total revenues	515,759		502,722		560,431		645,358		712,632
Gross profit:
Funeral	78,030		69,699		86,413		90,276		114,534
Cemetery	56,090		49,647		56,574		59,525		62,325

Total gross profit	134,120		119,346		142,987		149,801		176,859
Corporate general and administrative expenses	(17,097)		(17,733)		(17,261)		(18,020)		(19,763)
Separation charges	(3,435	) (3)	(2,450	) (3)	—		—		—
Gains on dispositions and impairment (losses), net	96	(4)	(10,506	) (4)	(18,500	) (6)	(269,158	) (7)	—
Other operating income, net	2,112		2,083		2,535		6,967		1,927

Operating earnings (loss)	115,796	(3)(4)	90,740	(3)(4)	109,761	(6)	(130,410	) (7)	159,023
Interest expense	(47,335)		(53,478)		(62,339)		(63,572)		(61,394)
Loss on early extinguishment of debt	—		(11,289	) (5)	—		(9,120	) (8)	—
Investment and other income (expense), net	(922)		545		20		5,212		5,501

Earnings (loss) from continuing operations before income taxes	$67,539	(3)(4)	$26,518	(3)(4)(5)	$47,442	(6)	$(197,890	) (7)(8)	$103,130

Earnings (loss) from continuing operations	$42,802	(3)(4)	$14,552	(3)(4)(5)	$30,674	(6)	$(159,661	) (7)(8)	$65,489
Earnings (loss) from discontinued operations	5,670	(4)	(19,097	) (4)	1,192		1,005		1,305
Cumulative effect of change in accounting principles (net of $16,310 and $166,669 income tax benefit in 2002 and 2001, respectively)	—		—		(193,090	) (1)	(250,004	) (1)	—

Net earnings (loss)	$48,472	(3)(4)	$(4,545	) (3)(4)(5)	$(161,224	) (1)	$(408,660)		$66,794

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	(3)(4)	$.13	(3)(4)(5)	$.28	(6)	$(1.49	) (7)(8)	$.62
Earnings (loss) from discontinued operations	.05	(4)	(.17	) (4)	.01		.01		.01
Cumulative effect of change in accounting principles	—		—		(1.79	) (1)	(2.33	) (1)	—

Net earnings (loss)	$.45	(3)(4)	$(.04	) (3)(4)(5)	$(1.50	) (1)(6)	$(3.81	) (1)(7)(8)	$.63

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	(3)(4)	$.13	(3)(4)(5)	$.28	(6)	$(1.49	) (7)(8)	$.62
Earnings (loss) from discontinued operations	.05	(4)	(.17	) (4)	.01		.01		.01
Cumulative effect of change in accounting principles	—		—		(1.78	) (1)	(2.33	) (1)	—

Net earnings (loss)	$.45	(3)(4)	$(.04	) (3)(4)(5)	$(1.49	) (1)(6)	$(3.81	) (1)(7)(8)	$.63

Weighted average common shares outstanding (in thousands):
Basic	107,522		108,220		107,861		107,355		106,600

Diluted	108,159		108,230		108,299		107,355		106,603

Dividends declared per common share	$—		$—		$—		$—		$.06

(continued)
See the Explanatory Note on page 2 for important information.

Selected Consolidated Financial Data
(Unaudited)
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)
	2004(2)	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Pro forma amounts assuming 2001 change in accounting principles was applied retroactively:
Net earnings					$57,449

Basic earnings per common share					$.54

Diluted earnings per common share					$.54

	October 31,
	2004 (1)(2)(4)(10)	2003 (10)	2002 (11)	2001(1)(12)	2000
	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Assets	$2,442,333	$2,446,061	$2,822,494	$3,238,407	$2,476,191
Long-term debt, less current maturities	415,080	488,180	542,548	684,036	920,670
Shareholders’ equity	662,401	614,692	619,173	752,060	1,074,657
Selected Consolidated Operating Data

	Year Ended October 31,
	2004 (2)(4)	2003	2002 (11)	2001 (12)	2000
Operating Data:
Funeral homes in operation at end of period	242	299	307	516	627

At-need funerals performed	42,542	48,544	71,017	102,944	110,113
Prearranged funerals performed	23,891	22,538	24,314	26,682	27,042

Total funerals performed	66,433	71,082	95,331	129,626	137,155

Prearranged funerals sold	29,296	28,563	31,270	36,417	48,844
Backlog of prearranged funerals at end of period	337,879	347,785	349,110	392,986	446,158

Cemeteries in operation at end of period	147	148	150	159	163
Interments performed	53,149	53,830	57,405	60,347	60,636

(1)	Effective November 1, 2000, we changed our methods of accounting for prearranged sales activities in accordance with Staff Accounting Bulletin (“SAB”) No. 101 (fiscal year 2001 change in accounting principles), which resulted in a $250.0 million ($166.7 million after tax, or $2.33 per share) charge for the cumulative effect of the change in accounting principles. Effective November 1, 2001, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill and resulted in a $209.4 million ($193.1 million after tax, or $1.78 per diluted share) charge for the cumulative effect of the change in accounting principles. For additional information, see Note 3(h) to the consolidated financial statements included in Item 8.

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in fiscal year 2003. This Amendment reclassifies some businesses that were classified as discontinued operations in the 2004 Form 10-K back into continuing operations for fiscal years 2000 through 2004. These businesses were properly classified as discontinued operations in the 2004 Form 10-K. However, as of the end of our first fiscal quarter of 2005, primarily because the businesses had at that time been held for sale longer than one year, they no longer met the accounting criteria to be classified as held for sale. Accordingly, in our Form 10-Q for the quarter ended January 31, 2005, there were 11 unsold businesses that were previously included in discontinued operations that were reclassified back into continuing operations and were no longer reflected as “assets held for sale.” On April 15, 2005, we filed a Form 8-K that showed the effect of reclassifying these businesses back into continuing operations for fiscal years 2000 through 2004. As of July 31, 2005, we had sold seven of these businesses and further reclassified them back into discontinued operations in our Form 10-Q for the quarter ended July 31, 2005 which we are filing concurrently with this Form 10-K/A Amendment No. 2.

For consistency, all businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and through the nine months ended July 31, 2005 have been classified as discontinued operations in fiscal years 2000 through 2004 in this Form 10-K/A Amendment No. 2. By comparison, in the 2004 Form 10-K, discontinued operations consisted of
See the Explanatory Note on page 2 for important information.

all businesses that we intended to sell or had actually sold as part of our divestiture plan. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods.

Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. Our financial statements were not restated to reflect the implementation of FIN 46R. The implementation of FIN 46R affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion, see Notes 4 through 8 to the consolidated financial statements included in Item 8.

For a discussion of the change in accounting for our preneed selling costs and the resulting cumulative effect of change in accounting principle recorded in fiscal year 2005, see Note 28 to the consolidated financial statements included in Item 8.

(2)	Factors that we expect to impact our results in fiscal year 2005 and that we believe are reasonably likely to cause variances from our fiscal year 2004 results are discussed in the section entitled “Forward-Looking Statements” in Item 7. Other factors not currently anticipated by us could also cause future results to vary materially from past performance.

(3)	During fiscal years 2004 and 2003, we incurred $3.4 million ($2.1 million after tax, or $.02 per share) and $2.5 million ($1.5 million after tax, or $.01 per share) in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 17 to the consolidated financial statements included in Item 8.

(4)	In fiscal year 2003, we incurred noncash charges for the impairment of certain long-lived assets related to our divestiture plan of $10.5 million ($8.6 million after tax, or $.09 per share) in continuing operations and $21.6 million ($19.6 million after tax, or $.18 per share) in discontinued operations. In fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.8 million and sold several assets that we held for sale at a net gain of $.9 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of $.1 million in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $2.4 million ($4.8 million after tax, or $.04 per share) in discontinued operations. As of October 31, 2004, we had closed on the sale of 56 businesses for $22.6 million in proceeds, the majority of which were used to reduce our long-term debt. See Note 16 to the consolidated financial statements included in Item 8.

(5)	In the third quarter of 2003, we incurred an $11.3 million ($7.3 million after tax, or $.07 per share) charge related to the redemption of our Remarketable Or Redeemable Securities (“ROARS”). See Note 18 to the consolidated financial statements included in Item 8.

(6)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we re-evaluated the expected loss on the disposition of assets held for sale, and we incurred a noncash charge of $18.5 million ($11.2 million after tax, or $.11 per share). See notes 10 and 11 below, and see Note 16 to the consolidated financial statements included in Item 8.

(7)	In the third quarter of 2001, we incurred a noncash charge of $269.2 million ($205.1 million after tax, or $1.91 per share) primarily related to the write-down of assets held for sale to their estimated fair values. See notes 10 and 11 below, and see Note 16 to the consolidated financial statements included in Item 8.

(8)	During the third quarter of fiscal year 2001, we incurred a charge for the loss on early extinguishment of debt in connection with our debt refinancing that occurred in June 2001.

(9)	The pro forma data presented for fiscal year 2000 is reported as if the fiscal year 2001 change in accounting principles had occurred at the beginning of that year.

(10)	During fiscal year 2004, we changed our method of accounting for insurance-funded preneed funeral contracts after concluding that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Insurance-funded preneed funeral contracts are not included in our fiscal year 2004 consolidated balance sheet. The net amount of these contracts that had not been fulfilled as of October 31, 2004 was $352.1 million. We removed from our fiscal year 2003 consolidated balance sheet amounts relating to insurance- funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2003 totaled $327.7 million (of which $0.1 million and $8.6 million related to assets held for sale as of October 31, 2004 and 2003, respectively). The removal of these amounts did not affect our consolidated shareholders’ equity, results of operations or cash flows. Our financial statements for fiscal years 2000, 2001 and 2002 were not restated to reflect this change in our method of accounting. For additional information on insurance-related preneed funeral balances, see Notes 4 and 5 to the consolidated financial statements included in Item 8.

(11)	During fiscal year 2002, we sold our operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries. As of October 31, 2002, the sale of all of our foreign operations had been completed. This resulted in a decrease in assets, the number of funerals and interments performed and the backlog. We used the proceeds from the sales along with cash flow to reduce our long-term debt.
See the Explanatory Note on page 2 for important information.

(12)	As of October 31, 2001, assets increased and shareholders’ equity decreased as compared to October 31, 2000 due in part to the fiscal year 2001 change in accounting principles and the write-down of assets held for sale to their estimated fair values. See Note 16 to the consolidated financial statements. Offsetting the increase to assets from the change in accounting principles was the sale of our operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. We used these proceeds, along with cash flow and the proceeds from the sale of some domestic assets, to reduce our long-term debt. The October 31, 2001 long-term debt, less current maturities, balance excludes $2.6 million of debt associated with assets held for sale.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
Restatement of Historical Financial Statements
     In response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”), we have re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and have revised our operating and reportable segments. Our historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. Our restated presentation reflects 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. All Other consists of our operations in Puerto Rico in 2004 and 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina in 2002. For further discussion of our operating and reportable segments, see Note 24 to our consolidated financial statements included in Item 8.
     This revision of operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our historical evaluation of goodwill consisted of two reporting units — funeral and cemetery. Our evaluation of the goodwill of our operations is now based on 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of our 11 operating and reportable segments and an additional four which are a further breakdown of our two operating and reportable segments in our Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations. For further discussion of our reporting units, see Note 3(h) to our consolidated financial statements included in Item 8.
     The revision of our operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the time we adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the resulting charges, see Note 3(h) to our consolidated financial statements included in Item 8. Further, the restatement of goodwill on our balance sheet had the effect of changing the net book value of assets we have sold as part of our plan initiated in 2003 to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. Thus, the gain or loss on those sales has been re-evaluated and restated as has the assets held for sale balance. For further discussion of the effects of these changes, see Note 16 to our consolidated financial statements included in Item 8. A summary of the effects of the restatement on our financial statements can be found in Note 2 to the consolidated financial statements included in Item 8.
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
See the Explanatory Note on page 2 for important information.

achieved the operating and financial goals announced in December 2003 reflecting the successful execution of our key operating initiatives.
•	We projected earnings from continuing operations to be in the range of $.39 to $.41 per share for fiscal year 2004 including the impact of separation charges and the impact of gains on dispositions, net of impairment losses. We achieved earnings from continuing operations of $.40 per share for fiscal year 2004 including the impact of separation charges of $.02 per share, partially offset by gains on dispositions (net of impairment losses) of $.01 per share.

•	We projected cash flow from operations to be between $77 million and $86 million, including the tax refund received in December 2003 due to a change in the tax accounting methods for cemetery merchandise revenue. We achieved cash flow from operations of $93.6 million, including the $33 million tax refund received in December 2003.

•	Our goal was to increase preneed sales by 5 percent to 10 percent in fiscal year 2004. We experienced increases of 9 percent in both cemetery property and preneed funeral sales for the year.

•	Our fiscal year 2004 forecast included an increase in the average revenue per funeral service performed of approximately 2 percent to 3 percent, excluding any impact from trust earnings. We attained this goal with an increase in average revenue of 3.6 percent per traditional service and 4.9 percent per cremation service.

•	The upper end of our 2004 forecast range assumed flat same-store funeral calls in 2004 compared to 2003, and the lower end assumed a possible reduction in same-store funeral calls of up to 3 percent. Our same-store funeral calls decreased 1.0 percent.

•	Trust earnings were assumed to be slightly down from those recognized in fiscal year 2003. Our trust earnings decreased 8 percent.

•	Our cost-reduction initiatives resulted in a $9.6 million decrease in funeral, cemetery and corporate general and administrative expenses, which was in line with our expectations for the year.
     We recorded charges in fiscal year 2004 for severance and other costs associated with the workforce reductions announced in December 2003 and separation payments related to a former executive officer totaling $3.4 million ($2.1 million after tax, or $.02 per share). During the fourth quarter of 2003, we identified a number of small businesses to close or sell, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. As a result, we recorded a $32.1 million noncash impairment charge in fiscal year 2003, of which $10.5 million ($8.6 million after tax, or $.09 per share) was included in continuing operations in the 2003 consolidated statement of earnings. Collectively, these businesses generated revenue of approximately $23.0 million and very little gross profit during fiscal year 2003. The closing or sale of these businesses has enabled management to focus on our most productive operations where our operating initiatives have the potential to bring about the greatest benefits in increased earnings and cash flow. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.8 million and sold several assets that were held for sale at a net gain of $.9 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of $.1 million in continuing operations. As of October 31, 2004, we had closed on the sale of 56 businesses for $22.6 million in proceeds. Since the inception of the divestiture program through July 31, 2005, we have closed on the sale of 71 businesses for approximately $29.0 million and have six additional businesses or real estate we will continue to market as of July 31, 2005.
     On November 19, 2004, we completed the refinancing of our senior secured credit facility with a $125.0 million five-year revolving credit facility and a $100.0 million seven-year Term Loan B. During the first quarter of fiscal year 2005, we incurred a charge for early extinguishment of debt of $2.7 million ($1.8 million after tax, or $.02 per share) to write off the remaining unamortized fees related to the prior agreement. For additional information, see Note 18 to the consolidated financial statements included in Item 8.
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
See the Explanatory Note on page 2 for important information.

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
     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 3(k), 3(l), 4(a), and Notes 5 through 8 to the consolidated financial statements included in Item 8.
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
     We mark our trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items on the balance sheet, with a corresponding increase or decrease in the deferred preneed revenue and non-controlling interest line items on the balance sheet. Therefore, there is no effect on net income. We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. In addition, we periodically review our
See the Explanatory Note on page 2 for important information.

investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market condition or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5, 6 and 7 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $76.1 million and $42.5 million, respectively, as of October 31, 2004, from their original cost basis. They had net unrealized depreciation of $5.7 million and $1.6 million, respectively, as of October 31, 2004 resulting from temporary unrealized gains and losses. See Notes 5 and 6 to the consolidated financial statements included in Item 8.
     Our cemetery perpetual care trust accounts had other than temporary declines of $30.5 million as of October 31, 2004, from their original cost basis. They had net unrealized appreciation of $8.0 million as of October 31, 2004 resulting from temporary unrealized gains and losses. See Note 7 to the consolidated financial statements included in Item 8. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.
     Aggregate unrealized losses for twelve months or longer for temporarily impaired investments totaled $15.9 million at October 31, 2004. Of that amount, approximately 94 percent, or $14.9 million, were generated by common stock investments in 45 large companies that are included in the S&P 500 Index. These securities represent less than 9 percent of the securities in our portfolio. We believe the decline in the value of these stocks is primarily due to the general decline in the S&P 500 Index over the 2002 to 2003 timeframe. Since early 2003, the S&P 500 Index has risen significantly. Although we cannot predict future stock prices, our management expects that the S&P 500 Index will continue to recover and that these stocks will recover along with the overall Index. We also have the ability and intent to hold these investments for the forecasted recovery period.
     Whether or not we classify an investment as temporarily impaired or other than temporarily impaired has no effect on our basic consolidated financial statements (i.e., balance sheet, statement of earnings, statement of cash flows and statement of shareholders’ equity) because the investments are marked to market each quarter and are included in the financial statements at current market value in accordance with our accounting under FASB Interpretation No. 46 (“FIN 46R”). The classification only affects the footnote presentation. The cost basis of investments classified as other than temporarily impaired is reduced to market value in the “Adjusted Cost Basis” column in Notes 5, 6 and 7, whereas other investments are included in that column at their actual cost basis.
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
See the Explanatory Note on page 2 for important information.

portion of the commission due on the installment from the customer. Accordingly, preneed sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract.
     Cash expended for preneed funeral and preneed cemetery services and merchandise sales, principally sales compensation, is capitalized in deferred charges on the balance sheet and amortized and expensed as cost of sales as the contracts are delivered. See Note 28 to the consolidated financial statements included in Item 8 for a discussion of the change in accounting for preneed selling costs in fiscal year 2005.
Overview of Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 3(b) to the consolidated financial statements included in Item 8). We believe that of our significant accounting policies (discussed in Note 3 to the consolidated financial statements included in Item 8), the following are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.
Revenue Recognition
     Funeral revenue is recognized when funeral services are performed. Our funeral receivables included in current receivables primarily consist of amounts due for funeral services already performed. We sell price-guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see Note 3(k) to the consolidated financial statements included in Item 8).
     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS No. 66). Under SFAS No. 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10 percent) of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see Note 3(l) to the consolidated financial statements included in Item 8).
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
     We implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In subsequent periods, the implementation of FIN 46R, as it relates to the consolidation of trusts, affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion of our accounting policies after the implementation of FIN 46R, see Notes 4(a) and 5 through 8 to the consolidated financial statements included in Item 8.
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
See the Explanatory Note on page 2 for important information.

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
     In the fourth quarter of 2003, we identified a number of small businesses to close or sell in fiscal year 2004. Based on our review of the carrying amount of these businesses compared to their fair value, we recorded a noncash charge of $32.1 million related to the impairment of these long-lived assets. Of this amount, $10.5 million was included in continuing operations and $21.6 million was included in discontinued operations in the 2003 consolidated statement of earnings. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually sold or closed. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.8 million and sold several assets that we held for sale at a net gain of $.9 million. The net effect was that we reported gains on dispositions, net of impairment losses, of $.1 million in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $2.4 million in discontinued operations. See Note 16 to the consolidated financial statements included in Item 8.
Valuation of Goodwill
     Our historical evaluation of goodwill was performed at the funeral and cemetery segment levels, which we previously reported as our reporting units. The revision of our operating segments and reporting units as discussed in Note 2 to the consolidated financial statements included in Item 8 resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the time we adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the resulting charges, see Note 3(h) to the consolidated financial statements included in Item 8.
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
     In reviewing goodwill for impairment, we first compare the fair value of each of our reporting units with their carrying amounts (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, we then measure the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value.
     Our goodwill impairment test involves estimates and management judgment and was performed with assistance from an independent valuation advisor using a discounted cash flow valuation methodology. Step two of our impairment test involves determining estimates of the fair values of our assets and liabilities. We obtain assistance
See the Explanatory Note on page 2 for important information.

from third parties in assessing the fair value of certain of our assets, primarily real estate, in performing our step two analysis. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill amounted to $267.2 million as of October 31, 2004 and 2003.
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
     In the fourth quarter of 2003, we recorded an impairment of long-lived assets. Based on our assessment that it was not likely we would be able to realize the full $15.9 million in tax benefits associated with the potential losses generated from the impairment, we determined that a $12.0 million valuation allowance was appropriate. The $12.0 million valuation allowance was required because we anticipated the majority of sales would generate capital losses due to the expected nature of the sales transactions. We believed we would likely not generate sufficient capital gains over the relevant time period against which we could offset these future capital losses given the existing capital loss carryforwards we already have available to us. Sales completed in 2004 generated primarily ordinary losses based on the type of sale transaction (asset sale). A tax benefit was recorded in 2004 for these sales. Upon completion of the asset sales, the entire book basis was removed, but there remained a tax basis in the stock of the unliquidated subsidiary. Therefore, we have recorded a full valuation allowance against the associated tax benefit of the remaining tax basis in these subsidiaries because it is not likely that we will realize a tax benefit upon the liquidation of the subsidiaries. Accordingly, the valuation allowance as of October 31, 2004 was reduced to $9.7 million. See Note 21 to the consolidated financial statements included in Item 8. Based on estimates of taxable income in each jurisdiction in which we operate and the period over which deferred tax assets will be recoverable, we have not recorded a valuation allowance as of October 31, 2004 except as described above relating to long-lived asset impairments.
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
Estimated Insurance Loss Liabilities
     We purchase comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate the receivables due from our insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages with information obtained from our primary insurer.
     With respect to health insurance that covers substantially all of our employees, we purchase individual and aggregate stop loss coverage with a large deductible. This program results in the Company being primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims are based on actuarial estimates; actual claims may differ from those estimates. We continually evaluate our claims experience related to this coverage with information obtained from our insurer.
     Assumptions used in preparing these estimates are based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together
See the Explanatory Note on page 2 for important information.

these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to assess the reasonableness of our insurance loss liability.
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
Deferred Selling Costs
     Our policy is to defer selling costs that vary with and are primarily related to the acquisition of preneed funeral and preneed cemetery contracts, and to expense such costs in proportion to the revenue as it is recognized. This capitalization and amortization model follows the provisions of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” We track accumulated deferred selling costs separately for each type of deferred revenue: (1) preneed funeral, (2) preneed cemetery merchandise and (3) preneed cemetery services. Deferred selling costs are expensed as follows. At the beginning of each fiscal year the deferred charges account related to each type of deferred revenue is compared to that deferred revenue balance and a percentage is calculated. That percentage is then applied to the preneed revenue associated with merchandise and services delivered in the current period. See Note 28 to the consolidated financial statements included in Item 8 for a discussion of the change in accounting for preneed selling costs in fiscal year 2005.
See the Explanatory Note on page 2 for important information.

Results of Operations
  Year Ended October 31, 2004 Compared to Year Ended October 31, 2003—Continuing Operations
  Funeral Operations

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
	(In millions)
Funeral Revenue:

Central Division	$83.7	$84.3	$(.6)
Western Division	60.2	58.3	1.9
Eastern Division	51.6	52.4	(.8)
Southern Division — Florida	43.8	43.0	.8
All Other (1)	13.3	13.3	—
Corporate Trust Management (2)	27.5	28.9	(1.4)

Total Funeral Revenue	$280.1	$280.2	$(.1)

Funeral Costs:

Central Division	$61.1	$65.0	$(3.9)
Western Division	51.2	51.0	.2
Eastern Division	40.9	42.4	(1.5)
Southern Division — Florida	37.0	39.9	(2.9)
All Other (1)	11.3	11.8	(.5)
Corporate Trust Management (2)	.5	.4	.1

Total Funeral Costs	$202.0	$210.5	$(8.5)

Funeral Gross Profit:

Central Division	$22.6	$19.3	$3.3
Western Division	9.0	7.3	1.7
Eastern Division	10.7	10.0	.7
Southern Division — Florida	6.8	3.1	3.7
All Other (1)	2.0	1.5	.5
Corporate Trust Management (2)	27.0	28.5	(1.5)

Total Funeral Gross Profit	$78.1	$69.7	$8.4

Same-Store Analysis

			Same-Store
	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2004	2003
Central Division	1.4%	(1.7%)	21.3%	20.1%
Western Division	4.4%	(.3%)	57.8%	58.5%
Eastern Division	2.7%	(3.8%)	26.0%	24.6%
Southern Division — Florida	1.4%	1.2%	39.7%	38.8%
All Other (1)	2.8%	(1.3%)	14.4%	13.7%
Total	1.3%	(1.0%)	36.6%	35.9%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2004 and 2003 were $5.5 million and $5.2 million,
See the Explanatory Note on page 2 for important information.

respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2004 and 2003 were $22.0 million and $23.7 million, respectively.
     Consolidated Operations — Funeral
     Total funeral revenue from continuing operations decreased $.1 million for the year ended October 31, 2004, compared to the corresponding period in 2003. Our same-store businesses achieved a 3.6 percent increase in the average revenue per traditional funeral service and a 4.9 percent increase in the average revenue per cremation service. The increase was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 1.3 percent increase in the average revenue per funeral service for our same-store businesses. That increase was offset by a 1.0 percent decline in the number of funeral services performed by our same-store businesses, or 633 events out of the 60,792 total same-store events performed. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new program for arranger incentives.
     Funeral gross profit margin from continuing operations increased from 24.9 percent in the year ended October 31, 2003 to 27.9 percent in the year ended October 31, 2004. This improvement was due primarily to reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. In addition, direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined slightly. Although we intend to continue to control costs, we do not expect further significant cost cuts, and therefore we expect our funeral gross profit margin from continuing operations to stabilize in fiscal year 2005 (see “Forward-Looking Statements” and “Cautionary Statements”). The cremation rate for our same-store operations was 36.6 percent for the year ended October 31, 2004 compared to 35.9 percent for the year ended October 31, 2003.
     Segment Discussion — Funeral
     Funeral revenue in the Central and Eastern division funeral segments decreased primarily due to a decline in the number of funeral services performed by the same-store businesses in those segments of 1.7 percent and 3.8 percent, respectively, partially offset by an increase in the average revenue per funeral services in the same-store businesses of 1.4 percent and 2.7 percent, respectively. Funeral revenue in the Western division segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 4.4 percent partially offset by a slight decrease in the number of funeral services performed by the same-store businesses of 0.3 percent. Funeral revenue in the Southern division- Florida segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 1.4 percent coupled with an increase in the number of funeral services performed by the same-store businesses of 1.2 percent. Funeral revenue in the corporate trust management segment declined due primarily to a reduction in trust earnings recognized upon the delivery of preneed funerals of $1.7 million, resulting from lower investment returns realized in our preneed funeral trusts during previous years, partially offset by an increase in trust management fees of $0.3 million.
     Funeral gross profit margin for the Central division, Eastern division, and Southern division- Florida funeral segments increased primarily due to reduced general and administrative costs resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. In addition, direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined. Funeral gross profit margin in the Western division segment increased primarily due to an increase in revenue as discussed above.
     As demonstrated in the table above, the same-store cremation rate increased for the Central division, Eastern division and Southern division-Florida funeral segments and decreased for the Western division funeral segment.
See the Explanatory Note on page 2 for important information.

Cemetery Operations

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
		(In millions)
Cemetery Revenue:

Central Division	$80.5	$74.1	$6.4
Western Division	13.3	11.2	2.1
Eastern Division	72.3	68.9	3.4
Southern Division — Florida	42.2	39.2	3.0
All Other (1)	14.9	17.1	(2.2)
Corporate Trust Management (2)	12.5	11.9	.6

Total Cemetery Revenue	$235.7	$222.4	$13.3

Cemetery Costs:

Central Division	$61.1	$58.1	$3.0
Western Division	10.7	10.6	.1
Eastern Division	58.1	55.5	2.6
Southern Division — Florida	34.7	33.2	1.5
All Other (1)	14.4	14.9	(.5)
Corporate Trust Management (2)	.6	.5	.1

Total Cemetery Costs	$179.6	$172.8	$6.8

Cemetery Gross Profit:

Central Division	$19.4	$16.0	$3.4
Western Division	2.6	.6	2.0
Eastern Division	14.2	13.4	.8
Southern Division — Florida	7.5	6.0	1.5
All Other (1)	.5	2.2	(1.7)
Corporate Trust Management (2)	11.9	11.4	.5

Total Cemetery Gross Profit	$56.1	$49.6	$6.5

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 6 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2004 and 2003 were $4.7 million and $4.3 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2004 and 2003 were $7.8 million and $7.6 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
     Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $13.3 million, or 6.0 percent, for the year ended October 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales, construction during the year on various cemetery development projects and an improvement in our bad debt experience. Our sales organization has been very successful with our preneed cemetery property sales initiative. Cemetery property sales increased 8.9 percent for the year ended October 31, 2004 compared to the year ended October 31, 2003, which was in line with our stated goal of 5 percent to 10 percent. This increase in cemetery property sales accounted for approximately half of the cemetery revenue increase with the remaining increase due primarily to progress on the construction of various cemetery property sold prior to construction and the improvement in our bad debt experience. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
See the Explanatory Note on page 2 for important information.

     We experienced an annualized average return, excluding unrealized gains and losses, of 3.1 percent in our perpetual care trusts for the year ended October 31, 2004 resulting in revenue of $6.4 million, compared to 4.2 percent for the corresponding period in 2003 resulting in revenue of $7.9 million. Perpetual care trust earnings are included in the Central, Western, Eastern and Southern division-Florida segments’ revenue and gross profit. See Note 7 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit margin from continuing operations increased from 22.3 percent in the year ended October 31, 2003 to 23.8 percent in the year ended October 31, 2004. This improvement resulted from increased cemetery revenue as discussed above, combined with reduced general and administrative costs in the cemetery segment resulting primarily from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) increased as a result of the increased revenue. Although we intend to continue to control costs, we do not expect further significant cost cuts, and therefore we expect our cemetery gross profit margin from continuing operations to stabilize in fiscal year 2005 (see “Forward-Looking Statements” and “Cautionary Statements”).
     Segment Discussion — Cemetery
     Cemetery revenue in the Western division, Eastern division and Southern division-Florida cemetery segments increased primarily due to an increase in cemetery property sales. For further discussion on our preneed cemetery property sales initiative, see “Consolidated Operations - Cemetery.” These segments also benefited from an improvement in bad debt experience. Cemetery revenue in the Central division segment increased primarily due to an increase in construction during the year on various cemetery development projects. For further discussion, see “Consolidated Operations — Cemetery.” The Central division segments also had increased cemetery property sales and an improvement in bad debt experience. All Other cemetery revenue decreased primarily due to a decrease in cemetery property sales in Puerto Rico. The Puerto Rican operations have been through several management changes at the regional and roof-top level, and a number of changes have been made in their preneed sales organization. As a result of these changes, preneed sales suffered. Cemetery revenue in the corporate trust management segment increased due a $.2 million increase in trust earnings recognized upon the delivery of preneed cemetery merchandise and services and a $.4 million increase in trust management fees.
     Cemetery gross profit margin for the Central division, Western division, Eastern division and Southern division- Florida cemetery segments increased primarily due to increased cemetery revenue as discussed above, combined with reduced general and administrative costs resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) increased as a result of the increased revenue. All Other cemetery gross profit margin decreased primarily due to a decrease in cemetery revenue in Puerto Rico as discussed above.
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal year 2003, fiscal year 2004 and through the nine months ended July 31, 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2004 were gains on dispositions, net of impairment losses, of approximately $2.4 million compared to an impairment loss of $21.6 million that was recognized for the year ended October 31, 2003. Revenues for fiscal year 2004 were $12.7 million compared to $19.3 million in fiscal year 2003. The effective tax rate for our discontinued operations for the year ended October 31, 2004 was a 47.9 percent benefit compared to an 8.3 percent benefit for the same period in 2003. A benefit was recorded for the discontinued operations in fiscal year 2004 because we determined that certain tax benefits on asset sales would be realized. For additional information, see Notes 16 and 22 to the consolidated financial statements included in Item 8.
See the Explanatory Note on page 2 for important information.

Other
     Corporate general and administrative expenses for the year ended October 31, 2004 decreased $.6 million compared to the same period in 2003 primarily due to decreases in salaries and legal fees.
     In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarters of fiscal years 2004 and 2003. There was no impairment charge during 2004 or 2003 related to goodwill. For additional information on goodwill, see Notes 2 and 3(h) to the consolidated financial statements included in Item 8.
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
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. In accordance with SFAS No. 144, we recorded a noncash impairment charge of $32.1 million during the fourth quarter of fiscal year 2003, of which $10.5 million was included in continuing operations. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $.8 million and sold several assets that we held for sale at a net gain of $.9. The net effect was that we reported gains on dispositions, net of impairment losses, of $.1 million in continuing operations. For additional information, see Note 16 to the consolidated financial statements included in Item 8. The charge is presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
     Total depreciation and amortization was $52.8 million for the year ended October 31, 2004 compared to $53.7 million for the same period in 2003. Depreciation and amortization from continuing operations was $52.2 million for the year ended October 31, 2004 compared to $52.0 million for the same period in 2003.
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
     The effective tax rate for our continuing operations for the year ended October 31, 2004 was 36.6 percent compared to 45.1 percent for the year ended October 31, 2003. The change in the effective rate was primarily due to the tax benefit on asset sales in 2003. The tax benefit on asset sales was calculated at 18.4 percent due to a recorded valuation allowance for that portion of the loss classified as capital. For additional information, see Note 21 to the consolidated financial statements included in Item 8.
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
See the Explanatory Note on page 2 for important information.

facility are hedged by the remaining interest rate swap. See Note 18 to the consolidated financial statements included in Item 8 for additional information.
Preneed Sales into and Deliveries out of the Backlog
     In the third quarter of fiscal year 2003, we increased our focus on preneed sales as part of our operating initiatives, and that effort helped us achieve a 9.4 percent increase in gross preneed funeral sales for the year ended October 31, 2004 compared to the same period in 2003.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $165.5 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $67.3 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2004 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $159.9 million (including $65.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $169.8 million for the year ended October 31, 2004, compared to $173.2 million for the corresponding period in 2003, resulting in net reductions in the backlog of $4.3 million and $13.3 million for the years ended October 31, 2004 and 2003, respectively.
See the Explanatory Note on page 2 for important information.

Year Ended October 31, 2003 Compared to Year Ended October 31, 2002—Continuing Operations

Funeral Operations

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
	(In millions)
Funeral Revenue:

Central Division	$84.3	$87.3	$(3.0)
Western Division	58.3	58.1	.2
Eastern Division	52.4	51.5	.9
Southern Division — Florida	43.0	44.1	(1.1)
All Other (1)	13.3	52.1	(38.8)
Corporate Trust Management (2)	28.9	32.1	(3.2)

Total Funeral Revenue	$280.2	$325.2	$(45.0)

Funeral Costs:

Central Division	$65.0	$63.1	$1.9
Western Division	51.0	50.2	.8
Eastern Division	42.4	41.3	1.1
Southern Division — Florida	39.9	39.0	.9
All Other (1)	11.8	44.8	(33.0)
Corporate Trust Management (2)	.4	.4	—

Total Funeral Costs	$210.5	$238.8	$(28.3)

Funeral Gross Profit:

Central Division	$19.3	$24.2	$(4.9)
Western Division	7.3	7.9	(.6)
Eastern Division	10.0	10.2	(.2)
Southern Division — Florida	3.1	5.1	(2.0)
All Other (1)	1.5	7.3	(5.8)
Corporate Trust Management (2)	28.5	31.7	(3.2)

Total Funeral Gross Profit	$69.7	$86.4	$(16.7)

Same-Store Analysis

			Same-Store
	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2003	2002
Central Division	2.5%	(4.1%)	20.1%	19.1%
Western Division	4.6%	(3.0%)	58.5%	58.5%
Eastern Division	.4%	2.3%	24.6%	22.8%
Southern Division — Florida	1.8%	(1.8%)	38.8%	38.1%
All Other (3)	1.8%	(2.5%)	13.7%	12.1%
Total	1.3%	(2.6%)	35.9%	35.1%

(1)	All Other represents our operations in Puerto Rico in fiscal year 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in fiscal year 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(2)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2003 and 2002 were $5.2 million and $4.7 million, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2003 and 2002 were $23.7 million and $27.4 million, respectively.

(3)	All Other represents our operations in Puerto Rico only.
     Consolidated Operations — Funeral
     Funeral revenue from continuing operations decreased $45.0 million for the year ended October 31, 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue of $38.6 million resulting from the completion of the sale of our foreign operations in 2002. The decline is also due to a reduction in the number of domestic funeral services performed coupled with a reduction in trust earnings recognized upon the delivery of
See the Explanatory Note on page 2 for important information.

preneed funerals. The reduction in trust earnings resulted from lower investment returns realized in our preneed funeral trust funds during previous years.
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
     Funeral gross profit margin from domestic continuing operations decreased from 26.6 percent for the year ended October 31, 2002 to 24.9 percent for the corresponding period in 2003. The decline is primarily due to an increase in insurance costs coupled with the reduction in funeral revenue as discussed above. The cremation rate for our same-store operations was 35.9 percent for fiscal year 2003 compared to 35.1 percent for fiscal year 2002.
     Segment Discussion — Funeral
     Funeral revenue in the Central and Southern division- Florida funeral segments decreased primarily due to a decline in the number of funeral services performed by the same-store businesses of 4.1 percent and 1.8 percent, respectively, partially offset by an increase in the average revenue per funeral service in the same-store businesses of 2.5 percent and 1.8 percent, respectively. Funeral revenue in the Western division segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 4.6 percent partially offset by a decrease in the number of funeral services performed by the same-store businesses of 3.0 percent. Funeral revenue in the Eastern division segment increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 2.3 percent coupled with an increase in the average revenue per funeral service in the same-store businesses of 0.4 percent. Funeral revenue in the corporate trust management segment declined due primarily to a reduction in trust earnings recognized upon the delivery of preneed funerals of $3.7 million, resulting from lower investment returns realized in our preneed funeral trusts during previous years, partially offset by an increase in trust management fees of $.5 million. All Other funeral revenue declined primarily due to the sale of the Company’s foreign operations in Spain, Portugal, France, Canada and Argentina in 2002, which resulted in a $38.6 million reduction in revenue.
     Funeral gross profit margin for the Central division and Southern division- Florida funeral segments decreased primarily due to the decrease in revenue discussed above coupled with an increase in insurance costs. Funeral gross profit margin in the Western and Eastern division funeral segments decreased primarily due to an increase in insurance costs.
     As demonstrated in the table above, the same store cremation rate increased for the Central division, Eastern division and Southern division-Florida funeral segments and remained flat for the Western division funeral segment.
See the Explanatory Note on page 2 for important information.

Cemetery Operations

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
	(In millions)
Cemetery Revenue:

Central Division	$74.1	$83.9	$(9.8)
Western Division	11.2	11.7	(.5)
Eastern Division	68.9	68.9	—
Southern Division — Florida	39.2	40.8	(1.6)
All Other (1)	17.1	18.7	(1.6)
Corporate Trust Management (2)	11.9	11.2	.7

Total Cemetery Revenue	$222.4	$235.2	$(12.8)

Cemetery Costs:

Central Division	$58.1	$60.2	$(2.1)
Western Division	10.6	10.9	(.3)
Eastern Division	55.5	54.9	.6
Southern Division — Florida	33.2	32.6	.6
All Other (1)	14.9	19.4	(4.5)
Corporate Trust Management (2)	.5	.6	(.1)

Total Cemetery Costs	$172.8	$178.6	$(5.8)

Cemetery Gross Profit:

Central Division	$16.0	$23.7	$(7.7)
Western Division	.6	.8	(.2)
Eastern Division	13.4	14.0	(.6)
Southern Division — Florida	6.0	8.2	(2.2)
All Other (1)	2.2	(.7)	2.9
Corporate Trust Management (2)	11.4	10.6	.8

Total Cemetery Gross Profit	$49.6	$56.6	$(7.0)

(1)	All Other represents our operations in Puerto Rico in fiscal year 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in fiscal year 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(2)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 6 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2003 and 2002 were $4.3 million and $3.6 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2003 and 2002 were $7.6 million. Perpetual care trusts earnings are included in the revenues and gross profit of the related geographic segment.
     Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations decreased $12.8 million, or 5.4 percent, for the year ended October 31, 2003, compared to the corresponding period in 2002 primarily due to a decline in merchandise deliveries, reduced perpetual care trust earnings and the completion of the sale of our foreign operations in 2002.
     We believe the decline in merchandise deliveries during the year ended October 31, 2003 was due primarily to the fact that the merchandise delivered during fiscal year 2003 had a lower average value than the merchandise delivered during the comparable period in 2002. The decline in merchandise deliveries during fiscal year 2003 was also due in part to the decrease in the number of deaths in our markets in recent prior periods. Cemetery merchandise revenue is not recognized until the merchandise is delivered and installed. Typically, installation of cemetery merchandise occurs several months after the burial occurs. Thus, a decline in the number of deaths in one quarter can cause a decline in cemetery merchandise deliveries in subsequent quarters.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trusts for the year ended October 31, 2003 resulting in revenue of $7.9 million, compared to 6.0 percent for the corresponding period in 2002 resulting in revenue of $11.3 million. Perpetual care trust earnings are included in the Central, Western, Eastern and Southern division — Florida segments’ revenue and gross profit. See Notes 7 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and
See the Explanatory Note on page 2 for important information.

market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit margin from domestic continuing operations decreased from 24.1 percent for the year ended October 31, 2002 to 22.3 percent for the corresponding period in 2003. The decline is due to increased insurance costs coupled with the reduction in cemetery revenue as discussed above.
     Segment Discussion — Cemetery
     Cemetery revenue in the Central division cemetery segment declined primarily due to a decline in merchandise deliveries, a reduction in preneed cemetery property sales and reduced perpetual care trust earnings. For further discussion related to the decline in merchandise deliveries and perpetual care trust earnings, see “Consolidated Operations — Cemetery.” Cemetery revenue in the Western division segment declined primarily due to a reduction in preneed cemetery property sales. Cemetery revenue in the Southern division-Florida segment decreased primarily due to a decline in merchandise deliveries partially offset by an increase in cemetery property sales. All Other cemetery segment revenue declined primarily due to the sale of the Company’s foreign operations in 2002 resulting in a $3.4 million reduction in cemetery revenue partially offset by an increase in cemetery property sales in Puerto Rico.
     Cemetery gross profit margin decreased in the Central division, Western division, and Southern division- Florida cemetery segments primarily due to the decrease in revenue discussed above coupled with an increase in insurance costs. Cemetery gross profit in the Eastern division segment decreased primarily due to an increase in insurance costs. All Other cemetery gross profit margin increased due primarily to the increase in cemetery property sales in Puerto Rico coupled with the sale of the foreign operations.
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal year 2003, fiscal year 2004 and through the nine months ended July 31, 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We had determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003 of $32.1 million related to the impairment of these long-lived assets, of which $10.5 million is included in continuing operations and $21.6 million is included in discontinued operations in the 2003 consolidated statement of earnings. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Revenues for fiscal year 2003 were $19.3 million compared to $20.9 million in fiscal year 2002. For additional information, see Note 16 to the consolidated financial statements included in Item 8. The charge related to continuing operations is presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
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
     A noncash goodwill impairment charge of $209.4 million ($193.1 million after tax, or $1.78 per diluted share) was recorded as a cumulative effect of change in accounting principle in 2002 for the adoption of SFAS No. 142. There were no impairment charges for fiscal year 2002 or 2003, resulting from our annual goodwill impairment review. For additional information on goodwill, see Notes 2 and 3(h) to the consolidated financial statements included in Item 8.
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
See the Explanatory Note on page 2 for important information.

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
     The effective tax rate for our continuing operations for the year ended October 31, 2003 was 45.1 percent compared to 35.3 percent for the year ended October 31, 2002. The change in the effective tax rate was primarily due to the tax benefit on asset sales in 2003, which was calculated at 18.4 percent due to a recorded valuation allowance for that portion of the loss classified as capital. For additional information, see Note 21 to the consolidated financial statements included in Item 8.
     As of October 31, 2003, our outstanding debt totaled $502.1 million. On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million ROARS rather than allowing them to be remarketed and recorded a loss on early extinguishment of debt of $11.3 million. In order to redeem the ROARS, we used $50.0 million of additional Term Loan B financing and $50.0 million from our revolving credit facility. For additional information, see Note 19 to the consolidated financial statements included in Item 8. Of the total amount of debt outstanding, including the portion subject to the interest rate swap agreements in effect as of October 31, 2003, approximately 81 percent was fixed-rate debt, with the remaining 19 percent subject to short-term variable interest rates averaging approximately 4.0 percent.
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
Preneed Sales and Deliveries
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $159.9 million in gross preneed sales to our funeral and cemetery merchandise and services backlog during the year ended October 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to gross sales of $168.2 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $173.2 million for the year ended October 31, 2003, compared to $179.0 million for the year ended October 31, 2002 resulting in net reductions in the backlog of $13.3 million and $10.8 million for the years ended October 31, 2003 and 2002, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $93.6 million for the year ended October 31, 2004 compared to $69.8 million for the comparable period in 2003. The 2004 amount included a $33.2 million tax refund received during the first
See the Explanatory Note on page 2 for important information.

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
     Our investing activities resulted in a net cash inflow of $.5 million for the year ended October 31, 2004, compared to a net cash outflow of $15.4 million for fiscal year 2003. The change was primarily due to $19.8 million in proceeds from asset sales in fiscal year 2004 compared to $2.3 million in fiscal year 2003. As required by our previous credit agreement, we have used substantially all of the proceeds from the sale of assets and businesses to reduce our debt balance.
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
See the Explanatory Note on page 2 for important information.

     As of October 31, 2004 and January 3, 2005, our outstanding debt balance totaled $416.8 million and $413.0 million, respectively. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2004.

	Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2005	2006 – 2007	2008 – 2009	Thereafter
Current maturities of long-term debt (1)	$1.7	$1.7	$—	$—	$—
Long-term debt (1)	415.1	113.0	1.3	300.2	.6
Operating lease agreements (2)	39.0	4.7	7.9	6.8	19.6
Non-competition and other agreements (3)	10.3	4.2	4.0	1.5	.6

	$466.1	$123.6	$13.2	$308.5	$20.8

(1)	As described above, on November 19, 2004, we refinanced our senior secured credit facility with a five-year $125 million revolving credit facility and a seven-year $100 million Term Loan B. As of October 31, 2004, our revolving credit facility was set to mature in June of 2005, and our Term Loan B debt was set to mature in October of 2005. Thus in the October 31, 2004 balance sheet, these amounts have been classified as long-term debt but are shown in the table above with their maturities occurring in fiscal year 2005, as they were as of October 31, 2004. See below for a breakdown of our future scheduled principal payments and maturities of long-term debt by type as of January 3, 2005.

(2)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31, 2004 were $4.7 million, $4.2 million, $3.7 million, $2.9 million, $3.9 million and $19.6 million for the years ending October 31, 2005, 2006, 2007, 2008, 2009 and later years, respectively.

(3)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to three former executive officers.
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

     We also had $15.0 million of outstanding letters of credit as of October 31, 2004, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. As of October 31, 2004, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.
See the Explanatory Note on page 2 for important information.

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
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of October 31, 2004 consist of the following two items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 23 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Notes 4 and 5 to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2004	2003	2002		2001		2000
Restated (1)	Restated (1)	Restated (1)

2.35 (2)	1.47 (3)	1.73	(4)(5)	—	(5)(6)	2.54

(1)	Restated for goodwill impairments and gains or losses on asset sales, as described in Note 2 to the consolidated financial statements included in Item 8.

(2)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and $.1 million in gains on dispositions, net of impairment losses.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.5 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a charge of $9.1 million for the loss on early extinguishment of debt. As a result of these charges, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $198.6 million in pretax earnings would have been required to eliminate the coverage deficiency.
See the Explanatory Note on page 2 for important information.

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
Effect of Recent Accounting Standards
     For additional information on changes in accounting principles and new accounting principles, see Note 4 to the consolidated financial statements included in Item 8.
     Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. The implementation of FIN 46R affected certain line items in the consolidated balance sheet as of October 31, 2004, but did not result in a restatement of the consolidated balance sheet as of October 31, 2003. For a more detailed discussion, see Notes 4 through 8 to the consolidated financial statements included in Item 8.
     FIN 46R did not allow for earlier adoption or retroactive restatement of the October 31, 2003 balance sheet. The table below reconciles the current period presentation for the October 31, 2003 consolidated balance sheet as presented in the 2004 Form 10-K/A to a presentation that shows the impact as if FIN 46R were to have been adopted as of October 31, 2003. The pro forma adjustments for FIN 46R involve the consolidation of the preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts at their respective fair market values as of October 31, 2003 coupled with the removal of the trust receivables and deferred revenue as disclosed in Note 9 to the consolidated financial statements included in Item 8.
See the Explanatory Note on page 2 for important information.

Unaudited Adjusted Pro Forma Condensed Consolidated Balance Sheet as of October 31, 2003

			October 31, 2003
			pro forma balance
	October 31,		sheet as reported in
	2003 balance		the 2004 Form 10-K/A
	sheet as	Pro forma	(Restated) adjusted as if FIN
	reported in the	adjustments for	46R had been adopted at
	2004 Form 10-K/A	FIN 46R	October 31, 2003
	(Restated) (1)		(Restated)
ASSETS
Total current assets	$208,748	$(4,371)	$204,377
Receivables due beyond one year, net of allowances	75,187	—	75,187
Preneed funeral receivables and trust investments	—	516,501	516,501
Preneed cemetery receivables and trust investments	—	254,875	254,875
Prearranged receivables, net	891,647	(891,647)	—
Goodwill	267,237	—	267,237
Deferred charges	247,691	—	247,691
Cemetery property, at cost	374,027	—	374,027
Net property and equipment	310,357	—	310,357
Deferred income taxes, net	69,929	—	69,929
Cemetery perpetual care trust investments.	—	202,076	202,076
Other assets	1,238	—	1,238

Total assets	$2,446,061	$77,434	$2,523,495

Total current liabilities	$101,982	$(1,551)	$100,431
Long-term debt, less current maturities	488,180	—	488,180
Deferred preneed funeral revenue	—	182,675	182,675
Deferred preneed cemetery revenue	—	290,196	290,196
Non-controlling interest in funeral and cemetery trusts	—	632,194	632,194
Prearranged deferred revenue, net	1,226,098	(1,226,098)	—
Other long-term liabilities	15,109	—	15,109

Total liabilities	1,831,369	(122,584)	1,708,785

Non-controlling interest in perpetual care Trusts	—	200,018	200,018

Total shareholders’ equity	614,692	—	614,692

Total liabilities and shareholders’ equity	$2,446,061	$77,434	$2,523,495

(1)	Restated for goodwill impairments and gains or losses on asset sales, as described in Note 2 to the consolidated financial statements included in Item 8.
Inflation
     Inflation has not had a significant impact on our operations over the past three years, nor is it expected to have a significant impact in the foreseeable future.
Forward-Looking Statements
     THE FORWARD-LOOKING STATEMENTS THAT APPEAR BELOW HAVE NOT BEEN UPDATED FROM OUR ORIGINAL FORM 10-K FILING ON JANUARY 11, 2005. FOR UPDATED INFORMATION, SEE OUR REPORTS FILED WITH RESPECT TO OUR SUBSEQUENT PERIODS.
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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
Cautionary Statements
     THE CAUTIONARY STATEMENTS THAT APPEAR BELOW HAVE NOT BEEN UPDATED FROM OUR ORIGINAL FORM 10-K FILING ON JANUARY 11, 2005, EXCEPT AS RELATED TO SECTION 404 OF THE SARBANES-OXLEY ACT. FOR UPDATED INFORMATION, SEE OUR REPORTS FILED WITH RESPECT TO OUR SUBSEQUENT PERIODS.
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
     We are in the process of completing our documentation and beginning the testing of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management’s assessments of the effectiveness of internal controls over financial reporting as of the end of our fiscal year 2005 and a report by our independent auditors addressing management’s assessments and the effectiveness of the internal controls as of that date. During the course of testing, we may identify deficiencies and weaknesses, which we believe that our current plan will give us the ability to be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. The timing of the identification of any deficiencies or weaknesses could cause management to be unable to conclude that our internal controls are effective as of the end of fiscal year 2005. This could have a material adverse effect on the market price of our common stock and possibly on our access to capital.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described in Note 2 to the consolidated financial statements included in Item 8, we concluded that the material weakness described below existed as of October 31, 2004 and through July 31, 2005.
     We did not maintain effective controls over the determination of operating and reportable segments in accordance with accounting principles generally accepted in the United States of America with regard to identifying our segments and reporting units for purposes of assessing goodwill impairments. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for 2004 and 2003, the annual consolidated financial statements for 2002, and adjustments to the consolidated financial statements of the first and second quarters of 2005. Additionally, this control deficiency could result in further misstatements to our goodwill, deferred taxes, equity and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting.
     In connection with our deferred revenue project as discussed in Note 28 to the consolidated financial statements included in Item 8, we are also evaluating whether there could be a material weakness in internal control related to our deferred preneed revenue.
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     This item is not being amended by this Amendment.
See the Explanatory Note on page 2 for important information.

Item 8. Financial Statements and Supplementary Data
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$280,065	$280,238	$325,226
Cemetery	235,694	222,484	235,205

	515,759	502,722	560,431

Costs and expenses:
Funeral	202,035	210,539	238,813
Cemetery	179,604	172,837	178,631

	381,639	383,376	417,444

Gross profit	134,120	119,346	142,987
Corporate general and administrative expenses	(17,097)	(17,733)	(17,261)
Separation charges (Note 17)	(3,435)	(2,450)	—
Gains on dispositions and impairment (losses), net (Note 16)	96	(10,506)	(18,500)
Other operating income, net	2,112	2,083	2,535

Operating earnings	115,796	90,740	109,761
Interest expense	(47,335)	(53,478)	(62,339)
Loss on early extinguishment of debt (Note 18)	—	(11,289)	—
Investment and other income (expense), net	(922)	545	20

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principles	67,539	26,518	47,442
Income taxes	24,737	11,966	16,768

Earnings from continuing operations before cumulative effect of change in accounting principle	42,802	14,552	30,674

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	3,834	(20,818)	1,879
Income tax expense (benefit)	(1,836)	(1,721)	687

Earnings (loss) from discontinued operations	5,670	(19,097)	1,192

Earnings (loss) before cumulative effect of change in accounting principle	48,472	(4,545)	31,866
Cumulative effect of change in accounting principle (net of $16,310 — income tax benefit)	—	—	(193,090)

Net earnings (loss)	$48,472	$(4,545)	$(161,224)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.40	$.13	$.28
Earnings (loss) from discontinued operations	.05	(.17)	.01
Cumulative effect of change in accounting principle	—	—	(1.79)

Net earnings (loss)	$.45	$(.04)	$(1.50)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.40	$.13	$.28
Earnings (loss) from discontinued operations	.05	(.17)	.01
Cumulative effect of change in accounting principle	—	—	(1.78)

Net earnings (loss)	$.45	$(.04)	$(1.49)

Weighted average common shares outstanding (in thousands):
Basic	107,522	108,220	107,861

Diluted	108,159	108,230	108,299

See accompanying notes to consolidated financial statements.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	October 31,
	2004	2003
	(Restated)	(Restated)

ASSETS

Current assets:
Cash and cash equivalent investments	$21,514	$18,585
Marketable securities	1,297	2,346
Receivables, net of allowances	60,167	99,896
Inventories	39,225	40,624
Prepaid expenses	2,953	2,891
Deferred income taxes, net	4,522	2,990
Assets held for sale (Note 16)	10,493	41,416

Total current assets	140,171	208,748
Receivables due beyond one year, net of allowances	78,692	75,187
Preneed funeral receivables and trust investments	503,808	—
Preneed cemetery receivables and trust investments	258,176	—
Prearranged receivables, net	—	891,647
Goodwill (Notes 2 and 3(h))	267,169	267,237
Deferred charges	254,278	247,691
Cemetery property, at cost	370,334	374,027
Property and equipment, at cost:
Land	39,527	39,449
Buildings	296,720	296,629
Equipment and other	156,205	150,204

	492,452	486,282
Less accumulated depreciation	189,362	175,925

Net property and equipment	303,090	310,357
Deferred income taxes, net	54,940	69,929
Cemetery perpetual care trust investments	210,267	—
Other assets	1,408	1,238

Total assets	$2,442,333	$2,446,061

(continued)
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	October 31,
`	2004	2003
	(Restated)	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,725	$13,935
Accounts payable	9,075	7,274
Accrued payroll	13,005	8,596
Accrued insurance	21,430	19,243
Accrued interest	11,315	11,428
Other current liabilities	13,089	17,649
Income taxes payable	130	769
Liabilities associated with assets held for sale (Note 16)	6,491	23,088

Total current liabilities	76,260	101,982
Long-term debt, less current maturities	415,080	488,180
Deferred preneed funeral revenue	156,967	—
Deferred preneed cemetery revenue	284,258	—
Non-controlling interest in funeral and cemetery trusts	627,344	—
Prearranged deferred revenue, net	—	1,226,098
Other long-term liabilities	11,130	15,109

Total liabilities	1,571,039	1,831,369

Commitments and contingencies (Note 23)	—	—
Non-controlling interest in perpetual care trusts	208,893	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,330,101 and 104,172,151 shares at October 31, 2004 and 2003, respectively	104,330	104,172
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2004 and 2003; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	673,630	676,439
Accumulated deficit	(118,559)	(167,031)
Unearned restricted stock compensation	(222)	—
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(797)
Derivative financial instrument losses	(333)	(1,646)

Total accumulated other comprehensive loss	(333)	(2,443)

Total shareholders’ equity	662,401	614,692

Total liabilities and shareholders’ equity	$2,442,333	$2,446,061

See accompanying notes to consolidated financial statements.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

			Retained		Unrealized
			Earnings	Cumulative	Appreciation	Derivative	Total
		Additional	(Accumulated	Foreign	(Depreciation)	Financial	Shareholders’
	Common	Paid-In	Deficit)	Translation	of	Instrument	Equity
	Stock (1)	Capital		Adjustment	Investments	Gains (Losses)
			(Restated)				(Restated)
Balance October 31, 2001	$107,626	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060

Comprehensive income (loss):
Net loss — Restated			(161,224)				(161,224)

Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation				35,902			35,902
Foreign translation adjustment				(8,945)			(8,945)
Unrealized appreciation of investments, net of deferred tax expense of ($167)					345		345
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($781)						1,347	1,347
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax benefit of $1,524						(2,488)	(2,488)

Total other comprehensive income (loss)	—	—	—	26,957	345	(1,141)	26,161

Total comprehensive income (loss) — Restated	—	—	(161,224)	26,957	345	(1,141)	(135,063)
Issuance of common stock	399	1,777					2,176

Balance October 31, 2002 — Restated	$108,025	$677,087	$(162,486)	$—	$(965)	$(2,488)	$619,173

Balance October 31, 2002 — Restated.	$108,025	$677,087	$(162,486)	$—	$(965)	$(2,488)	$619,173

Comprehensive income (loss):
Net loss – Restated			(4,545)				(4,545)

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($124)					168		168
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($558)						842	842

Total other comprehensive income	—	—	—	—	168	842	1,010

Total comprehensive income (loss) — Restated	—	—	(4,545)	—	168	842	(3,535)

Issuance of common stock	441	1,586					2,027
Purchase and retirement of common stock	(739)	(2,234)					(2,973)

Balance October 31, 2003 — Restated.	$107,727	$676,439	$(167,031)	$—	$(797)	$(1,646)	$614,692

(continued)
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

					Unrealized
			Retained	Unearned	Appreciation	Derivative
		Additional	Earnings	Restricted	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	Stock	of	Instrument	Shareholders
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
			(Restated)				(Restated)
Balance October 31, 2003 — Restated	$107,727	$676,439	$(167,031)	$—	$(797)	$(1,646)	$614,692

Comprehensive income:
Net earnings — Restated			48,472				48,472

Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454					740		740
Unrealized appreciation of investments, net of deferred tax expense of ($14)					57		57
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)						194	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($643)						1,119	1,119

Total comprehensive income — Restated	—	—	—	—	797	1,313	2,110

Total comprehensive income — Restated	—	—	48,472	—	797	1,313	50,582

Restricted stock activity	132	541		(222)			451
Issuance of common stock	74	347					421
Stock options exercised	2,713	10,279					12,992
Tax benefit associated with stock options exercised		2,612					2,612
Purchase and retirement of common stock	(2,761)	(16,588)					(19,349)

Balance October 31, 2004 — Restated	$107,885	$673,630	$(118,559)	$(222)	$—	$(333)	$662,401

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$48,472	$(4,545)	$(161,224)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	193,090
(Gains) on dispositions and impairment losses, net	(3,082)	31,335	17,692
Loss on early extinguishment of debt	—	11,289	—
Depreciation and amortization	52,820	53,711	56,177
Provision for doubtful accounts	7,107	8,027	11,499
Net losses realized on marketable securities	1,201	—	485
Provision for deferred income taxes	12,910	39,867	13,617
Other	818	—	—
Changes in assets and liabilities:
(Increase) decrease in other receivables	28,627	(21,327)	7,699
Decrease in deferred charges	7,579	7,003	5,943
(Increase) decrease in inventories and cemetery property	2,081	1,107	(2,219)
Increase (decrease) in accounts payable and accrued expenses	2,662	(4,603)	(5,597)
Net effect of preneed funeral production and maturities.	(23,111)	(15,741)	(11,320)
Net effect of preneed cemetery production and deliveries	(7,223)	(2,051)	(2,496)
Change in deferred charges-prearranged acquisition costs	(35,752)	(37,801)	(31,240)
Increase (decrease) in other	(1,453)	3,549	(1,617)

Net cash provided by operating activities	93,656	69,820	90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	550	169
Proceeds from sale of assets, net	19,775	2,341	69,803
Additions to property and equipment	(20,423)	(18,439)	(18,630)
Other	54	185	2,085

Net cash provided by (used in) investing activities	527	(15,363)	53,427

(continued)
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from financing activities:
Retirement of Remarketable Or Redeemable Securities (“ROARS”)	—	(12,691)	—
Proceeds from long-term debt	—	155,000	—
Repayments of long-term debt	(85,310)	(203,164)	(139,502)
Debt issue costs	—	(816)	—
Issuance of common stock	13,413	582	858
Purchase and retirement of common stock	(19,349)	(2,973)	—
Other	(8)	—	—

Net cash used in financing activities	(91,254)	(64,062)	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)

Net increase (decrease) in cash	2,929	(9,605)	5,067
Cash and cash equivalents, beginning of year	18,585	28,190	23,123

Cash and cash equivalents, end of year	$21,514	$18,585	$28,190

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$(26,400)	$(17,500)	$(12,700)
Interest	$41,100	$50,500	$57,400

Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$—	$1,445	$1,318
See accompanying notes to consolidated financial statements.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2004, the Company operated 242 funeral homes and 147 cemeteries in 27 states within the United States and Puerto Rico. The Company has 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. All Other consists of the Company’s operations in Puerto Rico in 2004 and 2003 and its operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in 2002. The Company sold its operations in Spain, Portugal, France, Canada and Argentina in 2002. Additional information on segments can be found in Note 24.
(2) Restatement
     In response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”), the Company has re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. The Company’s restated presentation consists of the 11 segments described in Note 1. For further discussion and disclosure of the Company’s operating and reportable segments, see Note 24.
     This revision of the Company’s operating segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), retroactive to the November 1, 2001 adoption date of SFAS No. 142. The Company’s evaluation of goodwill for its operations will now consist of 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of the Company’s 11 operating and reportable segments and an additional four reporting units which are a further breakdown of its two operating and reportable segments in its Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations. For further discussion of the Company’s reporting units, see Note 3(h).
     The revision of the Company’s operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the restatement to report the resulting charge for the cumulative effect of the adoption of SFAS No. 142 and the restatement of the goodwill impairment charge previously reported in fiscal year 2003, see Note 3(h). Further, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company has sold as part of the Company’s plan to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. For further discussion of the restatement of the gains and losses reported for sales of these assets, see Note 16.
     The Company is also including additional disclosures to address other comments from the Staff of the SEC such as additional information in Notes 5, 6 and 7 which provides disclosures regarding unrealized losses on the Company’s trust accounts that are not deemed to be other-than-temporarily impaired and the addition of Note 25 which provides certain income statement account information on revenue and costs for services and merchandise sold by the Company’s funeral and cemetery businesses.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Restatement—(Continued)
A summary of the effects of the restatement on the Company’s financial statements is as follows:

	As Reported in the
	April 12, 2005 Form 8-K(1)			As Restated(1)
	Year Ended October 31,			Year Ended October 31,
	2004	2003	2002	2004	2003	2002
Consolidated Statements of Earnings:
Impairment of goodwill	$—	$(73,000)	$—	$—	$—	$—
Gains on dispositions and impairment (losses), net	564	(18,972)	(18,500)	96	(10,506)	(18,500)
Operating earnings	116,937	9,738	109,780	115,796	90,740	109,761
Earnings (loss) from continuing operations before income taxes	68,680	(54,484)	47,461	67,539	26,518	47,442
Income taxes	25,195	5,256	16,776	24,737	11,966	16,768
Earnings (loss) from continuing operations	43,485	(59,740)	30,685	42,802	14,552	30,674
Earnings (loss) from discontinued operations	2,677	(13,728)	1,181	5,670	(19,097)	1,192
Cumulative effect of change in accounting principle	—	—	—	—	—	(193,090)
Net earnings (loss)	$46,162	$(73,468)	$31,866	$48,472	$(4,545)	$(161,224)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	$(.55)	$.29	$.40	$.13	$.28
Earnings (loss) from discontinued operations	.03	(.13)	.01	.05	(.17)	.01
Cumulative effect of change in accounting principle	—	—	—	—	—	(1.79)

Net earnings (loss) per share	$.43	$(.68)	$.30	$.45	$(.04)	$(1.50)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.40	$(.55)	$.28	$.40	$.13	$.28
Earnings (loss) from discontinued operations	.03	(.13)	.01	.05	(.17)	.01
Cumulative effect of change in accounting principle	—	—	—	—	—	(1.78)

Net earnings (loss) per share	$.43	$(.68)	$.29	$.45	$(.04)	$(1.49)

(1)	The reported amounts from the April 12, 2005 Form 8-K represent the January 2005 classification of continuing and discontinued operations. The restated amounts represent the July 2005 classification of continuing and discontinued operations.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Restatement—(Continued)

	Year Ended October 31,
	2004	2003	2002
Net earnings (loss), as previously reported	$46,162	$(73,468)	$31,866
Cumulative effect of change in accounting principle (net of $16,310 income tax benefit)	—	—	(193,090)
Reversal of original goodwill Impairment, net of tax	—	66,900	—
Change in gains on dispositions and impairment (losses), net (net of tax)	2,310	2,023	—

Net earnings (loss), as restated	$48,472	$(4,545)	$(161,224)

Consolidated Balance Sheets:

	As Reported in the
	April 12, 2005 Form		As Restated (1)
	8-K(1) October 31,		October 31,
	2004	2003	2004	2003

Assets held for sale	$3,590	$40,296	$10,493	$41,416
Total current assets	134,491	207,856	140,171	208,748
Deferred income taxes	43,124	60,218	54,940	69,929
Goodwill	404,169	404,482	267,169	267,237
Total assets	2,565,198	2,573,175	2,442,333	2,446,061
Liabilities associated with assets held for sale	2,388	22,132	6,491	23,088
Total current liabilities	71,781	100,650	76,260	101,982
Retained earnings (accumulated deficit)	3,298	(42,864)	(118,559)	(167,031)
Total shareholders’ equity	784,258	738,859	662,401	614,692
Total liabilities and shareholders’ equity	$2,565,198	$2,573,175	$2,442,333	$2,446,061

	October 31,	October 31,	October 31,
	2004	2003	2002
Total shareholders’ equity, as previously reported	$784,258	$738,859	$812,263
Cumulative effect of change in accounting principle (net of $16,310 income tax benefit)	(193,090)	(193,090)	(193,090)
Reversal of original goodwill impairment, net of tax	66,900	66,900	—
Change in gains on dispositions and impairment (losses), net for 2003, net of tax	2,023	2,023	—
Change in gains on dispositions and impairment (losses), net for 2004, net of tax	2,310	—	—

Total shareholders’ equity, as restated	$662,401	$614,692	$619,173

(1)	The reported amounts from the April 12, 2005 Form 8-K represent the January 2005 classification of continuing and discontinued operations. The restated amounts represent the July 2005 classification of continuing and discontinued operations.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 16 for a discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale.
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
     Any investment with a fair market value that has been less than its cost basis by 20 percent or greater for more than six months as of the respective balance sheet reporting date is considered to be other than temporarily impaired. The Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired. This evaluation includes determining if the Company has the ability and intent to hold these investments for its forecasted recovery period and determining if there have been any changes in market conditions or concerns specific to the issuer of the securities. Otherwise, an investment with a fair market value that is less than its cost basis is considered to be temporarily impaired. This evaluation of impairment with respect to the Company’s trust portfolio is performed each quarter using quoted market prices. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects the Company’s footnote disclosure, but does not otherwise have an effect on the financial statements, since the trust portfolio amount as reported in the consolidated balance sheet is already marked to market value each quarter.
See the Explanatory Note on page 2 for important information.

     (d) Prearranged Trust Receivable
     The Company adopted FIN 46R effective April 30, 2004, as described in Note 4(a). The following discussion describes the Company’s accounting prior to the adoption of FIN 46R. The Company evaluated the collectibility of
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
the prearranged trust receivable for impairment when the fair market value of the trust assets was below the recorded prearranged receivable balance. A prearranged trust receivable was deemed to be impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts from the trust at the time the receivables were due. In those instances that a receivable was deemed to be impaired, a valuation allowance was provided on the trust receivable to reduce it to the currently estimated recoverable amount with a corresponding reduction to the associated deferred revenue balance. There was no income statement impact as long as the deferred revenue was not below the estimated costs to deliver the underlying products or services. If the deferred revenue was below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings. The valuation allowance as of October 31, 2003 was $4,500.
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
     (h) Goodwill (Restated)
     The Company’s historical evaluation of goodwill was performed at the funeral and cemetery segment levels, which the Company previously reported as its reporting units. As discussed in Note 2, the Company’s evaluation of the goodwill of its operations will now consist of 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of the Company’s 11 operating and reportable segments and an additional four reporting units which are a further breakdown of its two operating and reportable segments in its Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
     The revision of the Company’s operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. Consequently, the Company recorded a $209,400 ($193,090 after tax, or $1.78 per diluted share) charge for the year ended October 31, 2002, which is reflected as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. The cumulative effect of $209,400 is comprised of the following: $71,831 related to the Other Funeral operations reporting unit of the Western division, $42,666 related to the Southern Regional Cemetery operations reporting unit of the Western division, $1,259 related to the Other Cemetery operations reporting unit of the Western division, $47,516 related to the Eastern division funeral reporting unit, $35,222 related to the Southern division — Florida cemetery reporting unit and $10,906 related to the All Other cemetery reporting unit. The Company’s previously reported financial statements did not include a goodwill impairment charge upon the initial adoption of SFAS No. 142 on November 1, 2001 or during its annual assessment in the fourth quarter of fiscal year 2002. The Company also restated its previously reported fiscal year 2003 goodwill impairment charge of $73,000 ($66,900 after tax, or $.62 per share) to reflect its revised reporting units which resulted in no goodwill impairment charge for the year ended October 31, 2003. The Company’s annual goodwill assessment for the year end October 31, 2004, applying the revised reporting units, resulted in no goodwill impairment charge for fiscal year 2004. This was consistent with the previous reporting for fiscal year 2004.
     The goodwill impairment charges related to the Eastern division funeral reporting unit and the Other Funeral operations reporting unit of the Western division were primarily the result of a reduction of the projected financial results used in the valuation of these reporting units compared to those used during the acquisition process including a decline in number of families served and a change in accounting for preneed funeral merchandise sales and trust earnings that was not contemplated at the time of acquisition. The lower valuation was also affected by the decline in the economy generally, as well as the decline in industry-specific market values.
     The goodwill impairment charges related to the Southern Regional Cemetery operations reporting unit of the Western division, the Other Cemetery operations reporting unit of the Western division, the Southern division – Florida cemetery reporting unit and the All Other division cemetery reporting unit were primarily the result of a reduction of the projected financial results used in the valuation of these reporting units compared to those used during the acquisition process, primarily as a result of a change in accounting for preneed cemetery merchandise and service sales and trust earnings that was not contemplated at the time of acquisition. The Company also made changes in its preneed sales effort in 2000 which resulted in a reduction in preneed property sales that were not contemplated at the date of acquisition. In fiscal year 2000 the Company adjusted terms and conditions of preneed contracts including increasing average finance charges, shortening contract lengths and requiring larger down payments to improve cash flow and the quality of receivables. The Company implemented a new standardized compensation structure, which reemphasized the Company’s focus on property sales and thereby enhanced new customer growth. This new structure was intended to enhance profitability by aligning commissions with the profit on each sale. The Company also significantly reduced the commissions paid on preneed cemetery services and preneed funeral merchandise sales. These changes considerably reduced preneed sales overall, including preneed cemetery property sales. The lower valuation was also affected by the decline in the economy generally, as well as the decline in industry-specific market values.
     The Company’s goodwill impairment test involves estimates and management judgment and was performed with assistance from an independent valuation advisor using a discounted cash flow valuation methodology. Step two of the impairment test involves determining estimates of fair values of the Company’s assets and liabilities. The Company obtains assistance from third parties in assessing the fair value of certain of its assets, primarily real estate, in performing the step two analysis.
     Goodwill of a reporting unit must be tested for impairment on at least an annual basis. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year. In addition to an annual review, the Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
value may be greater than fair value. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of the Company’s assets or the strategy for its overall business and significant negative industry or economic trends.
     In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with its carrying amount (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value.
     Restated goodwill in excess of net assets of companies acquired, totaled approximately $267,169 and $267,237 as of October 31, 2004 and 2003, respectively. Accumulated amortization in goodwill was $63,521 and $66,922 as of October 31, 2004 and 2003, respectively. Goodwill and changes in goodwill by operating segment from October 31, 2003 to October 31, 2004 are presented below.

	Goodwill	Changes in businesses	Goodwill at
	October 31, 2003	held for sale	October 31, 2004
Central Division – Funeral	$116,992	$(111)	$116,881
Western Division – Funeral	—	—	—
Eastern Division – Funeral	17,914	(863)	17,051
Southern Division Florida – Funeral	45,889	310	46,199
All Other—Funeral (1)	17,129	442	17,571

Total Funeral Goodwill	$197,924	$(222)	$197,702

Central Division – Cemetery	$44,342	$3	$44,345
Western Division – Cemetery	—	—	—
Eastern Division – Cemetery	24,971	151	25,122
Southern Division Florida – Cemetery	—	—	—
All Other—Cemetery (1)	—	—	—

Total Cemetery Goodwill	$69,313	$154	$69,467

Total Goodwill	$267,237	$(68)	$267,169

(1)	All other includes the Company’s operations in Puerto Rico
     (i) Foreign Currency Translation
     In accordance with SFAS No. 52, “Foreign Currency Translation,” all revenues and expenses of the Company’s foreign subsidiaries were translated at average exchange rates prevailing during the period. The resulting translation adjustments were reflected in a separate component of shareholders’ equity. As discussed in Note 16, at the time of sale the Company realized comprehensive income and an increase to shareholders’ equity for the cumulative foreign currency translation adjustments related to the sale of the Company’s operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in 2001 and Spain, Portugal, France, Canada and Argentina in 2002.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
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
     (j) Stock-Based Compensation (Restated)
     At October 31, 2004, the Company had five stock-based employee compensation plans, which are described in more detail in Note 22. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2004 is reflected in earnings and amounted to $650 for the year ended October 31, 2004. See Note 3(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the fourth quarter of fiscal year 2005. The Company is evaluating the impact of its adoption of its adoption on its financial statements. See Note 4 for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net earnings (loss)	$48,472	$(4,545)	$(161,224)
Stock-based employee compensation expense included in reported net earnings, net of tax	403	—	—
Stock-based employee compensation expense determined under fair value-based method, net of tax	(1,870)	(2,932)	(4,527)

Pro forma net earnings (loss)	$47,005	$(7,477)	$(165,751)

Net earnings (loss) per common share:
Basic — as reported	$.45	$(.04)	$(1.50)

Basic — pro forma	$.44	$(.07)	$(1.54)

Diluted — as reported	$.45	$(.04)	$(1.49)

Diluted — pro forma	$.43	$(.07)	$(1.53)

     (k) Funeral Revenue
     The Company sells price-guaranteed prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. Prior to performing the funeral or delivering of the merchandise, such sales are deferred.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
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
     (n) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. The valuation allowance is attributed primarily to capital losses for which the Company does not expect to receive a benefit. For additional information, see Note 21.
     For the purpose of calculating income taxes for discontinued operations, earnings (loss) from discontinued operations is segregated into two categories: operating results and gain or loss on dispositions. Operating results are tax effected in the ordinary manner (i.e., income tax expense on net operating income, income tax benefit on net operating loss).
     For calculating the gain or loss on dispositions, businesses held for sale are grouped by sale type (i.e., stock sale or asset sale). Those classified as asset sales are netted, and any losses are characterized as “ordinary.” An income tax benefit is calculated on these losses. Those classified as stock sales are netted, and any losses are characterized as “capital.” An income tax benefit is calculated on these losses. The Company’s current policy is to provide a valuation allowance for this benefit because capital losses are deductible only against capital gains, and the Company cannot at this time predict with certainty its ability to generate sufficient capital gains in future periods to absorb the losses before the carry-forward expiration given the significant amount of capital losses that were incurred in prior years.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
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
     (r) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. As of October 31, 2004, approximately 74 percent of the Company’s 242 funeral locations were owned by the Company’s subsidiaries and approximately 26 percent were held under operating leases.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)
     (s) Reclassifications
     Certain reclassifications have been made to the 2004, 2003 and 2002 consolidated financial statements. This Amendment reclassifies some businesses that were classified as discontinued operations in the 2004 Form 10-K back into continuing operations for fiscal years 2000 through 2004. These businesses were properly classified as discontinued operations in the 2004 Form 10-K. However, as of the end of the Company’s first fiscal quarter of 2005, primarily because the businesses had at that time been held for sale longer than one year, they no longer met the accounting criteria to be classified as held for sale. Accordingly, in the Company’s Form 10-Q for the quarter ended January 31, 2005, there were 11 unsold businesses that were previously included in discontinued operations that were reclassified back into continuing operations and were no longer reflected as “assets held for sale.” On April 15, 2005, the Company filed a Form 8-K that showed the effect of reclassifying these businesses back into continuing operations for fiscal years 2000 through 2004. As of July 31, 2005, the Company had sold seven of these businesses and further reclassified them back into discontinued operations in its Form 10-Q for the quarter ended July 31, 2005, which the Company is filing concurrently with this Form 10-K/A Amendment No. 2.
     For consistency, all businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and through the nine months ended July 31, 2005 have been classified as discontinued operations in fiscal years 2000 through 2004 in this Form 10-K/A Amendment No. 2. By comparison, in the 2004 Form 10-K, discontinued operations consisted of all businesses that the Company intended to sell or had actually sold as part of its divestiture plan. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods.
     For consistency, in the financial statements included in this Amendment, assets held for sale as of October 31, 2004 consist of real estate and businesses actually sold during the first nine months of fiscal 2005, and assets held for sale as of October 31, 2003 consist of real estate and businesses actually sold during the first nine months of fiscal year 2005 and during fiscal year 2004. By comparison, in the 2004 Form 10-K, assets held for sale as of October 31, 2004 and 2003 consisted of real estate and businesses that the Company intended to sell as part of its divestiture plan.
     The foregoing reclassifications in themselves had no effect on the Company’s total net income or loss, total shareholders’ equity or the net increase or decrease in cash as reported in the 2004 Form 10-K. Additionally, see Note 4(b) for a discussion of the change in accounting principle associated with insurance-funded preneed funeral contracts.
(4) Change in Accounting Principles and New Accounting Principles
     (a) FASB Interpretation No. 46 (“FIN 46” and “FIN 46R”), “Consolidation of Variable Interest Entities”
     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”).
     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and services trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affected certain line items in the consolidated balance sheet and statement of earnings as described below, but had no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 5, 6, 7 and 8.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Change in Accounting Principles and New Accounting Principles—(Continued)
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
     Beginning April 30, 2004, the Company recognizes realized earnings of the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts within investment and other income, net (with a corresponding debit to the related trust asset). The Company then recognizes a corresponding expense within investment and other income, net, representing the realized earnings of these trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts or non-controlling interest in cemetery perpetual care trusts, as the case may be). The Company also simultaneously recognizes a similar expense for realized earnings of the trusts attributable to the Company (with a corresponding credit to deferred preneed funeral or cemetery revenue), when such earnings have not been earned by the Company through the performance of services or delivery of merchandise (see Note 8). The net effect is an increase by the amount of the realized earnings in both the trust asset and the related non-controlling interest and deferred revenue; there is no effect on net income. In the case of preneed funeral and cemetery merchandise and services trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts (with corresponding debits to non-controlling interest in funeral and cemetery trusts and to deferred preneed funeral revenues or deferred preneed cemetery revenues, as the case may be). In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to non-controlling interest in cemetery perpetual care trusts). These earnings and related funds are intended to defray cemetery maintenance costs.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Change in Accounting Principles and New Accounting Principles—(Continued)
     For more detailed discussions of the Company’s accounting policies after the implementation of FIN 46R, see Notes 5 through 8.
     (b) Insurance-Funded Preneed Funeral Contracts
     The Company has changed its method of accounting for insurance-funded preneed funeral contracts as the Company has concluded that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, the Company has removed from its consolidated balance sheet amounts relating to insurance-funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2003 totaled $327,708 (of which $8,649 related to the Company’s assets held for sale). The removal of these amounts did not affect the Company’s consolidated shareholders’ equity, results of operations or cash flows. See Note 5 for additional information on insurance-related preneed funeral balances.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Change in Accounting Principles and New Accounting Principles—(Continued)
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
(5) Preneed Funeral Activities
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
     Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with the implementation of FIN 46R. See Note 4(a) for additional information. The Company also changed its accounting for insurance-funded preneed funeral contracts. See Note 4(b) for additional information. The contract amounts associated with unfulfilled insurance-funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenue) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed funeral revenue into non-controlling interest in funeral and cemetery trusts.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Funeral Activities—(Continued)
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
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2004 are as follows:

October 31, 2004
Trust assets	$439,625
Receivables from customers	64,183

Preneed funeral receivables and trust investments	$503,808

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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Funeral Activities—(Continued)

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$133,205	$9	$—	$133,214
U.S. Government, agencies and municipalities	1,971	115	(26)	2,060
Corporate bonds	22,826	1,938	—	24,764
Preferred stocks	62,947	1,703	(422)	64,228
Common stocks	188,298	3,692	(13,214)	178,776
Mutual funds	12,431	322	(73)	12,680
Insurance contracts and other long-term investments	23,631	298	—	23,929

Trust investments	$445,309	$8,077	$(13,735)	$439,651

Market value as a percentage of cost					98.7%

Accrued investment income				2,002
Less trust investments of assets held for sale				(2,028)

Trust assets				$439,625

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2004
Due in one year or less	$3,640
Due in one to five years	12,756
Due in five to ten years	10,016
Thereafter	412

$26,824

     During the six months ended October 31, 2004, purchases and sales of available for sale securities included in trust investments were $28,871 and $110,433, respectively. These sales resulted in realized gains and losses of $10,159 and $11,215, respectively.
     The following table shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2004. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government, agencies and municipalities	$77	$(1)	$284	$(25)	$361	$(26)
Preferred stocks	12,075	(174)	3,443	(248)	15,518	(422)
Common stocks	54,944	(4,569)	44,943	(8,645)	99,887	(13,214)
Mutual funds	—	—	4,098	(73)	4,098	(73)

Total	$67,096	$(4,744)	$52,768	$(8,991)	$119,864	$(13,735)

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Funeral Activities—(Continued)
Deferred Preneed Funeral Revenue
     As of October 31, 2004, deferred preneed funeral revenue represents future funeral contract revenues. In addition to amounts receivable from customers and amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed trust-funded preneed funeral contracts where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future funeral contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. As of October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net included the original price of a trust-funded preneed funeral contract plus the net trust investment earnings associated with the deferred items.
Insurance-Funded Preneed Funeral Contracts
     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected above or in the consolidated balance sheets. The net amount of these contracts that have not been fulfilled as of October 31, 2004 and October 31, 2003 was $352,092 and $327,708, respectively, of which $71 and $8,649 related to the Company’s assets held for sale as of October 31, 2004 and October 31, 2003, respectively. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.
(6) Preneed Cemetery Merchandise and Service Activities
     The Company sells price-guaranteed preneed cemetery contracts providing for merchandise or services to be delivered in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see Note 4(a). When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenue into non-controlling interest in funeral and cemetery trusts.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Preneed Cemetery Merchandise and Service Activities—(Continued)
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 13. The components of preneed cemetery receivables and trust investments in the consolidated balance sheet as of October 31, 2004 are as follows:

October 31, 2004
Trust assets	$194,008
Receivables from customers	64,168

Preneed cemetery receivables and trust investments	$258,176

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

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$50,646	$4	$—	$50,650
U.S. Government, agencies and municipalities	1,050	21	(4)	1,067
Corporate bonds	10,690	1,086	—	11,776
Preferred stocks	24,287	869	(158)	24,998
Common stocks	104,788	2,482	(5,934)	101,336
Mutual funds	3,774	70	(2)	3,842
Insurance contracts and other long-term investments	569	—	—	569

Trust investments	$195,804	$4,532	$(6,098)	$194,238

Market value as a percentage of cost					99.2%

Accrued investment income				956
Less trust investments of assets held for sale				(1,186)

Trust assets				$194,008

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2004
Due in one year or less	$2,385
Due in one to five years	6,117
Due in five to ten years	3,737
Thereafter	604

$12,843

     During the six months ended October 31, 2004, purchases and sales of available for sale securities included in trust investments were $31,930 and $52,704, respectively. These sales resulted in realized gains and losses of $5,074 and $4,401, respectively.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following table shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2004. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government, agencies and municipalities	$123	$(1)	$127	$(3)	$250	$(4)
Preferred stocks	1,991	(59)	1,353	(99)	3,344	(158)
Common stocks	31,197	(2,795)	18,600	(3,139)	49,797	(5,934)
Mutual funds	435	(1)	18	(1)	453	(2)

Total	$33,746	$(2,856)	$20,098	$(3,242)	$53,844	$(6,098)

Deferred Preneed Cemetery Revenue
     As of October 31, 2004, deferred preneed cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. In addition to the amounts receivable from customers and amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed preneed cemetery services or undelivered preneed cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in funeral and cemetery trusts. As of October 31, 2003 (prior to implementation of FIN 46R), prearranged deferred revenue, net represents the original contract price for the preneed cemetery items deferred plus net investment earnings associated with the deferred items.
(7) Cemetery Interment Rights and Perpetual Care Trusts
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     Earnings realized from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $6,396, $7,887, and $11,255 for the years ended October 31, 2004, 2003 and 2002, respectively.
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

See the Explanatory Note on page 2 for important information.

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2004
Due in one year or less	$1,256
Due in one to five years	5,770
Due in five to ten years	15,950
Thereafter	2,238

$25,214

     During the six months ended October 31, 2004, purchases and sales of available for sale securities were $24,525 and $25,544, respectively. These sales resulted in realized gains and losses of $1,165 and $2,411, respectively.
     The following table shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2004. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cash, money market and other short-term investments	$90	$(3)	$—	$—	$90	$(3)
U.S. Government, agencies and municipalities	1,081	(10)	708	(87)	1,789	(97)
Corporate bonds	374	(6)	663	(17)	1,037	(23)
Preferred stocks	4,113	(46)	—	—	4,113	(46)
Common stocks	22,311	(2,230)	22,466	(3,567)	44,777	(5,797)
Mutual funds	718	(20)	645	(31)	1,363	(51)

Total	$28,687	$(2,315)	$24,482	$(3,702)	$53,169	$(6,017)

(8) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
Non-Controlling Interest in Funeral and Cemetery Trusts
     Effective April 30, 2004, the Company consolidated the preneed funeral and cemetery merchandise and services trusts associated with its preneed funeral and cemetery activities as a result of the implementation of FIN 46R. Although FIN 46R requires the consolidation of the preneed funeral and cemetery merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these funeral and cemetery merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries. For additional information, see Note 4(a).
Non-Controlling Interest in Perpetual Care Trusts
     The non-controlling interest in perpetual care trusts reflected in the consolidated balance sheet represents the cemetery perpetual care trusts in accordance with SFAS No. 115, net of the accrued expenses and other long-term liabilities of the perpetual care trusts. For additional information, see Note 4(a).
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2004 are as follows:

	Non-controlling Interest
				Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$439,625	$194,008	$633,633	$210,267
Less:
Pending withdrawals	(6,847)	(2,797)	(9,644)	(1,951)
Pending deposits	1,788	1,567	3,355	577

Non-controlling interest	$434,566	$192,778	$627,344	$208,893

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)
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
(9) Prearranged Receivables and Prearranged Deferred Revenue
     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and services trusts (see Notes 4(a), 5, 6 and 8). The following information reflects the Company’s preneed funeral and cemetery merchandise and services trusts as of October 31, 2003 (prior to the implementation of FIN 46R).
     Prearranged receivables was comprised of funds owed to the Company for the preneed sale of funeral and cemetery merchandise and services (1) from preneed funeral merchandise and services trusts and from preneed cemetery merchandise and services trusts, which represent amounts already paid by customers, as well as realized earnings on those amounts and (2) from customers.
     Prearranged receivables was comprised of the following as of October 31, 2003:

October 31,
2003

Amounts due from preneed funeral trust and escrow accounts	$529,695
Amounts due from preneed cemetery merchandise trust and escrow accounts	232,329
Amounts due from customers	134,123
Valuation allowance for amounts due from trust accounts	(4,500)

Net prearranged receivables	$891,647

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)
     Amounts due from preneed funeral trust and escrow accounts as of October 31, 2003 were comprised of the following investments:

October 31,
2003

U.S. Government, agencies and municipalities	$3,205
Corporate bonds	27,108
Preferred stocks	65,918
Common stocks	235,298
Money market funds and other short-term investments	186,085
Mutual funds	21,264
Insurance contracts	6,279
Less trust investments of assets held for sale	(15,462)

Total value at cost	529,695
Net unrealized depreciation	(79,926)

Total value at market	$449,769

     Amounts due from preneed cemetery merchandise trust and escrow accounts were comprised of the following investments:

October 31,
2003

U.S. Government, agencies and municipalities	$676
Corporate bonds	14,057
Preferred stocks	31,510
Common stocks	113,323
Money market funds and other short-term investments	69,714
Mutual funds	4,111
Insurance contracts	142
Less trust investments of assets held for sale	(1,204)

Total value at cost	232,329
Net unrealized depreciation	(44,837)

Total value at market	$187,492

     The total finance charges earned related to preneed funeral and cemetery merchandise and services, as well as preneed cemetery property, amounted to $16,944 and $17,881 for fiscal years 2003 and 2002, respectively. Finance charges earned are included in funeral and cemetery revenue.
Prearranged Deferred Revenue
     Prearranged deferred revenue was comprised of the following:

October 31,
2003

Prearranged deferred funeral service and merchandise revenue	$708,742
Prearranged deferred cemetery property, merchandise and service revenue	521,856
Valuation allowance	(4,500)

Net prearranged deferred revenue	$1,226,098

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Cemetery Perpetual Care Trusts
     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s cemetery perpetual care trusts (see Notes 4(a), 7 and 8). The following summary reflects the Company’s cemetery perpetual care trust account balances as of October 31, 2003 prior to the implementation of FIN 46R. Funds held in trust are invested, and the earnings withdrawn from the trust accounts are used for the maintenance of cemetery grounds. For the years ended October 31, 2003 and 2002, such withdrawals included in cemetery revenue totaled $7,887 and $11,255, respectively.

October 31,
2003
Cemetery perpetual care trusts:
Investments at market value	$202,076
Amounts to be collected under existing agreements	9,040

$211,116

Investments consist of:
U.S. Government, agencies and municipalities	$3,375
Corporate bonds	24,215
Preferred stocks	56,494
Common stocks	99,624
Money market funds and other short-term investments	33,528
Mutual funds	8,301
Other long-term investments	213

Total value at cost	225,750
Net unrealized depreciation	(23,674)

Total value at market	$202,076

(11) Cash and Cash Equivalent Investments
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalent investments with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits. The October 31, 2004 and 2003 balances below include $2 and $14 of cash and cash equivalent investments of assets held for sale, respectively.

	October 31,
	2004	2003

Cash	$21,511	$18,574
Cash equivalent investments	3	11

	$21,514	$18,585

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Marketable Securities
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
(13) Receivables

	October 31,
	2004	2003
Current receivables are summarized as follows:

Installment contracts due within one year	$37,261	$35,703
Income tax receivables	6,258	42,724
Trade and other receivables	16,349	17,047
Allowance for sales cancellations and doubtful accounts	(5,523)	(3,545)
Amounts to be collected for cemetery perpetual care trusts	(2,952)	(2,671)

	51,393	89,258
Funeral receivables	8,774	10,638

Net current receivables	$60,167	$99,896

Long-term receivables are summarized as follows:

Installment contracts due beyond one year	$93,759	$88,135
Allowance for sales cancellations and doubtful accounts	(8,022)	(6,579)
Amounts to be collected for cemetery perpetual care trusts	(7,045)	(6,369)

Net long-term receivables	$78,692	$75,187

     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as of October 31, 2004 and in prearranged receivables before the implementation of FIN 46R as discussed in Notes 4, 5, 6 and 9.
     The Company’s receivables as of October 31, 2004 are expected to mature as follows:

Years ending October 31,
2005	$60,167
2006	12,661
2007	11,263
2008	12,743
2009	10,593
Thereafter	31,432

$138,859

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2004	2003
Developed cemetery property	$12,437	$12,348
Merchandise and supplies	26,788	28,276

	$39,225	$40,624

     Cemetery property is comprised of the following:

	October 31,
	2004	2003
Developed cemetery property	$94,320	$84,812
Undeveloped cemetery property	276,014	289,215

	$370,334	$374,027

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. The Company evaluates the recoverability of the cost of undeveloped cemetery property based on undiscounted expected future cash flows.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)
     The following tables present the condensed consolidating historical financial statements as of October 31, 2004 and 2003, and for the three fiscal years ended October 31, 2004, 2003 and 2002, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are prohibited by law from guaranteeing the senior subordinated notes. The guarantor subsidiaries are each wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$259,374	$20,691	$—	$280,065
Cemetery	—	211,847	23,847	—	235,694

	—	471,221	44,538	—	515,759

Costs and expenses:
Funeral	—	189,048	12,987	—	202,035
Cemetery	—	161,552	18,052	—	179,604

	—	350,600	31,039	—	381,639

Gross profit	—	120,621	13,499	—	134,120
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)
Separation charges	(1,853)	(1,560)	(22)	—	(3,435)
Gains on dispositions and impairment (losses), net	—	(1,523)	1,619	—	96
Other operating income, net	160	1,729	223	—	2,112

Operating earnings (loss)	(18,790)	119,267	15,319	—	115,796
Interest income (expense)	34,097	(78,807)	(2,625)	—	(47,335)
Investment and other income (expense), net	(922)	—	—	—	(922)

Earnings from continuing operations before income taxes	14,385	40,460	12,694	—	67,539
Income taxes	5,069	15,362	4,306	—	24,737

Earnings from continuing operations	9,316	25,098	8,388	—	42,802

Discontinued operations:
Earnings from discontinued operations before income taxes	—	3,213	621	—	3,834
Income tax benefit	—	(1,836)	—	—	(1,836)

Earnings from discontinued operations	—	5,049	621	—	5,670

Net earnings before equity in subsidiaries	9,316	30,147	9,009	—	48,472

Equity in subsidiaries	39,156	—	—	(39,156)	—

Net earnings	48,472	30,147	9,009	(39,156)	48,472
Other comprehensive income, net	2,110	—	—	—	2,110

Comprehensive income	$50,582	$30,147	$9,009	$(39,156)	$50,582

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated) — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$260,156	$20,082	$—	$280,238
Cemetery	—	197,073	25,411	—	222,484

	—	457,229	45,493	—	502,722

Costs and expenses:
Funeral	—	197,619	12,920	—	210,539
Cemetery	—	154,552	18,285	—	172,837

	—	352,171	31,205	—	383,376

Gross profit	—	105,058	14,288	—	119,346
Corporate general and administrative expenses	(17,733)	—	—	—	(17,733)
Separation charges	(2,450)	—	—	—	(2,450)
Gains on dispositions and impairment (losses), net	—	(6,913)	(3,593)	—	(10,506)
Other operating income, net	161	1,615	307	—	2,083

Operating earnings (loss)	(20,022)	99,760	11,002	—	90,740
Interest income (expense)	24,368	(75,192)	(2,654)	—	(53,478)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment and other income, net	480	65	—	—	545

Earnings (loss) from continuing operations before income taxes	(6,463)	24,633	8,348	—	26,518
Income tax expense (benefit)	(2,206)	9,728	4,444	—	11,966

Earnings (loss) from continuing operations	(4,257)	14,905	3,904	—	14,552

Discontinued operations:
Loss from discontinued operations before income taxes	—	(18,246)	(2,572)	—	(20,818)
Income tax benefit	—	(1,721)	—	—	(1,721)

Loss from discontinued operations	—	(16,525)	(2,572)	—	(19,097)

Net earnings (loss) before equity loss in subsidiaries	(4,257)	(1,620)	1,332	—	(4,545)

Equity loss in subsidiaries	(288)	—	—	288	—

Net earnings (loss)	(4,545)	(1,620)	1,332	288	(4,545)
Other comprehensive income, net	1,010	—	—	—	1,010

Comprehensive income (loss)	$(3,535)	$(1,620)	$1,332	$288	$(3,535)

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)— (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$266,458	$58,768	$—	$325,226
Cemetery	—	210,854	24,351	—	235,205

	—	477,312	83,119	—	560,431

Costs and expenses:
Funeral	—	192,394	46,269	150	238,813
Cemetery	—	155,593	23,038	—	178,631

	—	347,987	69,307	150	417,444

Gross profit	—	129,325	13,812	(150)	142,987
Corporate general and administrative expenses	(17,411)	—	—	150	(17,261)
Gains on dispositions and impairment (losses), net	—	(688)	(17,812)	—	(18,500)
Other operating income, net	1,223	857	455	—	2,535

Operating earnings (loss)	(16,188)	129,494	(3,545)	—	109,761
Interest income (expense)	51,947	(86,959)	(27,327)	—	(62,339)
Investment and other income, net	1	—	19	—	20

Earnings (loss) from continuing operations before income taxes	35,760	42,535	(30,853)	—	47,442
Income taxes	8,838	4,840	3,090	—	16,768

Earnings (loss) from continuing operations	26,922	37,695	(33,943)	—	30,674

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	1,973	(94)	—	1,879
Income taxes	—	687	—	—	687

Earnings (loss) from discontinued operations	—	1,286	(94)	—	1,192

Earnings (loss) before cumulative effect of change in accounting principle	26,922	38,981	(34,037)	—	31,866
Cumulative effect of change in accounting principle	—	(184,539)	(8,551)	—	(193,090)

Net earnings (loss) before equity in subsidiaries	26,922	(145,558)	(42,588)	—	(161,224)

Equity loss in subsidiaries	(188,146)	—	—	188,146	—

Net loss	(161,224)	(145,558)	(42,588)	188,146	(161,224)
Other comprehensive income, net	26,161	1,310	26,957	(28,267)	26,161

Comprehensive loss	$(135,063)	$(144,248)	$(15,631)	$159,879	$(135,063)

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)— (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	4,551	41,087	14,529	—	60,167
Inventories	389	32,228	6,608	—	39,225
Prepaid expenses	822	2,117	14	—	2,953
Deferred income taxes, net	2,263	2,259	—	—	4,522
Assets held for sale	—	7,393	3,100	—	10,493

Total current assets	21,578	92,725	25,868	—	140,171
Receivables due beyond one year, net of allowances	98	64,139	14,455	—	78,692
Preneed funeral receivables and trust investments	—	487,840	15,968	—	503,808
Preneed cemetery receivables and trust investments	—	232,493	25,683	—	258,176
Goodwill	—	242,007	25,162	—	267,169
Deferred charges	4,859	229,507	19,912	—	254,278
Cemetery property, at cost	—	345,533	24,801	—	370,334
Property and equipment, at cost	31,845	426,969	33,638	—	492,452
Less accumulated depreciation	17,273	161,931	10,158	—	189,362

Net property and equipment	14,572	265,038	23,480	—	303,090
Deferred income taxes, net	12,808	29,198	12,934	—	54,940
Cemetery perpetual care trust investments	—	210,267	—	—	210,267
Other assets	104	1,304	—	—	1,408

Total assets	$54,019	$2,200,051	$188,263	$—	$2,442,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	7,662	323	—	9,075
Accrued expenses and other current liabilities	17,992	35,332	5,645	—	58,969
Liabilities associated with assets held for sale	—	4,777	1,714	—	6,491

Total current liabilities	20,807	47,771	7,682	—	76,260
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,041,358)	1,001,193	40,165	—	—
Deferred preneed funeral revenue	—	95,911	61,056	—	156,967
Deferred preneed cemetery revenue	—	245,495	38,763	—	284,258
Non-controlling interest in funeral and cemetery trusts	—	627,344	—	—	627,344
Other long-term liabilities	27,089	860	—	(16,819)	11,130

Total liabilities	(608,382)	2,018,574	177,666	(16,819)	1,571,039

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	554,849	(27,842)	10,545	17,297	554,849
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	662,401	(27,416)	10,597	16,819	662,401

Total liabilities and shareholders’ equity	$54,019	$2,200,051	$188,263	$—	$2,442,333

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)— (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalent investments	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	42,760	15,310	—	99,896
Inventories	325	33,680	6,619	—	40,624
Prepaid expenses	713	2,141	37	—	2,891
Deferred income taxes, net	1,434	1,556	—	—	2,990
Assets held for sale	—	39,812	1,604	—	41,416

Total current assets	64,321	119,497	24,930	—	208,748
Receivables due beyond one year, net of allowances	147	59,931	15,109	—	75,187
Prearranged receivables, net	—	849,505	42,142	—	891,647
Goodwill	—	240,403	26,834	—	267,237
Deferred charges	7,271	219,982	20,438	—	247,691
Cemetery property, at cost	—	350,794	23,233	—	374,027
Property and equipment, at cost	31,697	419,112	35,473	—	486,282
Less accumulated depreciation	16,942	148,403	10,580	—	175,925

Net property and equipment	14,755	270,709	24,893	—	310,357
Deferred income taxes, net	17,767	37,699	14,463	—	69,929
Other assets	104	1,134	—	—	1,238

Total assets	$104,365	$2,149,654	$192,042	$—	$2,446,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	6,543	383	—	7,274
Accrued expenses and other current liabilities	20,865	33,377	3,443	—	57,685
Liabilities associated with assets held for sale	—	21,140	1,948	—	23,088

Total current liabilities	35,148	61,060	5,774	—	101,982
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,070,740)	1,031,338	39,402	—	—
Prearranged deferred revenue, net	—	1,110,900	115,198	—	1,226,098
Other long-term liabilities	67,085	3,999	—	(55,975)	15,109

Total liabilities	(510,327)	2,207,297	190,374	(55,975)	1,831,369

Common stock	107,727	426	52	(478)	107,727
Other	509,408	(58,069)	1,616	56,453	509,408
Accumulated other comprehensive loss	(2,443)	—	—	—	(2,443)

Total shareholders’ equity	614,692	(57,643)	1,668	55,975	614,692

Total liabilities and shareholders’ equity	$104,365	$2,149,654	$192,042	$—	$2,446,061

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)— (Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$56,549	$17,668	$19,439	$—	$93,656

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	—	—	—	1,121
Proceeds from sale of assets, net	(1,474)	20,549	700	—	19,775
Additions to property and equipment	(4,256)	(15,489)	(678)	—	(20,423)
Other	—	85	(31)	—	54

Net cash provided by (used in) investing activities	(4,609)	5,145	(9)	—	527

Cash flows from financing activities:
Repayments of long-term debt	(85,310)	—	—	—	(85,310)
Intercompany receivables (payables)	33,892	(14,710)	(19,182)	—	—
Issuance of common stock	13,413	—	—	—	13,413
Purchase and retirement of common stock	(19,349)	—	—	—	(19,349)
Other	(8)	—	—	—	(8)

Net cash used in financing activities	(57,362)	(14,710)	(19,182)	—	(91,254)

Net increase (decrease) in cash	(5,422)	8,103	248	—	2,929
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$13,553	$7,625	$336	$—	$21,514

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)— (Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,923	$44,795	$14,102	$—	$69,820

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Proceeds from sale of assets, net	(1,070)	3,411	—	—	2,341
Additions to property and equipment	(2,783)	(14,967)	(689)	—	(18,439)
Other	—	199	(14)	—	185

Net cash used in investing activities	(3,853)	(11,357)	(153)	—	(15,363)

Cash flows from financing activities:
Retirement of ROARS	(12,691)	—	—	—	(12,691)
Proceeds from long-term debt	155,000	—	—	—	155,000
Repayments of long-term debt	(203,164)	—	—	—	(203,164)
Intercompany receivables (payables)	51,215	(37,125)	(14,090)	—	—
Debt issue costs	(816)	—	—	—	(816)
Issuance of common stock	582	—	—	—	582
Purchase and retirement of common stock	(2,973)	—	—	—	(2,973)

Net cash used in financing activities	(12,847)	(37,125)	(14,090)	—	(64,062)

Net decrease in cash	(5,777)	(3,687)	(141)	—	(9,605)
Cash and cash equivalents, beginning of year	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of year	$18,975	$(478)	$88	$—	$18,585

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)— (Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$56,082	$32,498	$1,909	$—	$90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	169	—	169
Proceeds from sale of assets, net	61,887	7,916	—	—	69,803
Additions to property and equipment	(2,552)	(15,197)	(881)	—	(18,630)
Other	1,391	378	316	—	2,085

Net cash provided by (used in) investing activities	60,726	(6,903)	(396)	—	53,427

Cash flows from financing activities:
Repayments of long-term debt	(138,390)	—	(1,112)	—	(139,502)
Intercompany receivables (payables)	22,939	(16,750)	(6,189)	—	—
Issuance of common stock	858	—	—	—	858

Net cash used in financing activities	(114,593)	(16,750)	(7,301)	—	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)	—	(205)

Net increase (decrease) in cash	2,215	8,845	(5,993)	—	5,067
Cash and cash equivalents, beginning of year	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of year	$24,752	$3,209	$229	$—	$28,190

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Discontinued Operations, Assets Held for Sale and Impairment Charges (Restated)
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
     In fiscal year 2003, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Company. In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 for classification as discontinued operations or assets held for sale until the first quarter of fiscal year 2004. As discussed in Note 3(s), all businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and through the nine months ended July 31, 2005 have been classified as discontinued operations in fiscal years 2000 through 2004 in this Form 10-K/A Amendment No. 2. By comparison, in the 2004 Form 10-K, discontinued operations consisted of all businesses that the Company intended to sell or had actually sold as part of its divestiture plan. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Discontinued Operations, Assets Held for Sale and Impairment Charges (Restated)—(Continued)
     For consistency, in the financial statements included in this Amendment, assets held for sale as of October 31, 2004 consist of real estate and businesses actually sold during the first nine months of fiscal 2005, and assets held for sale as of October 31, 2003 consist of real estate and businesses actually sold during the first nine months of fiscal year 2005 and during fiscal year 2004. By comparison, in the 2004 Form 10-K, assets held for sale as of October 31, 2004 and 2003 consisted of real estate and businesses that the Company intended to sell as part of its divestiture plan. As required by the Company’s previous credit agreement, the Company has used substantially all of the proceeds from the sale of assets and businesses, which was approximately $22,617 in fiscal year 2004, to reduce its debt.
     During the fourth quarter of fiscal year 2003, the Company determined that the carrying value of a number of these assets and businesses exceeded their fair value. As required by SFAS No. 144, the Company recorded an impairment charge of $32,130 during the fourth quarter of fiscal year 2003 of which $10,506 ($8,573 after tax, or $.09 per share) is included in continuing operations and $21,624 ($19,604 after tax, or $.18 per share) is included in discontinued operations. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results.
     During fiscal year 2004, the Company evaluated its long-lived assets, recorded impairment charges of $849 and sold several assets that it held for sale at a net gain of $945. The net effect was that the Company recorded gains on dispositions, net of impairment losses, of $96 for year ended October 31, 2004 in continuing operations, which is included in “Gains on dispositions and impairment (losses), net” in the consolidated statement of earnings.
     The Company also recorded gains on dispositions, net of impairment losses related to discontinued operations for the year ended October 31, 2004 of $2,426, which is reflected in discontinued operations in the consolidated statement of earnings and in “Gains on dispositions and impairment (losses), net” in the table below.
     A tax benefit was recorded for the discontinued operations during the year ended October 31, 2004 because the Company determined that certain tax benefits on asset sales would be realized. For additional information, see Note 21.
     In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in 2002, 2003 and 2004 are reflected in the “Gains on dispositions and impairment (losses), net” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” As of October 31, 2004 and 2003, the assets held for sale (excluding $2 and $14 of cash and cash equivalent investments of the operations held for sale as of October 31, 2004 and 2003, respectively) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral homes and real estate.
     As discussed in Note 2, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company has sold as part of the Company’s plan initiated in December 2003 to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales has been re-evaluated and restated as has the assets held for sale balance. In 2003, this resulted in an additional net gain of $2,170, representing a gain of $8,466 related to continuing operations and a loss of $6,296 related to discontinued operations. In 2004, this resulted in an additional net gain of $579, representing a loss of $468 related to continuing operations and a gain of $1,047 related to discontinued operations.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Discontinued Operations, Assets Held for Sale and Impairment Charges (Restated)—(Continued)
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2004 and 2003 and the operating results of the discontinued operations for the years ended October 31, 2004, 2003 and 2002, respectively, are as follows:

	October 31,
	2004	2003
	(Restated)	(Restated)
Assets
Receivables, net of allowances	$519	$662
Inventories and other current assets	1,093	2,594
Net property and equipment	3,851	12,812
Preneed funeral receivables and trust investments	2,433	—
Preneed cemetery receivables and trust investments	1,283	—
Prearranged receivables, net	—	18,457
Deferred charges and other assets	1,314	6,854
Cemetery property	—	37

Assets held for sale	$10,493	$41,416

Liabilities
Deferred income taxes, net	$188	$1,843
Deferred preneed funeral revenue	2,384	—
Deferred preneed cemetery revenue	705	—
Non-controlling interest in funeral and cemetery trusts	3,214	—
Prearranged deferred revenue, net	—	21,245

Liabilities associated with assets held for sale	$6,491	$23,088

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenue:
Funeral	$11,471	$18,331	$19,974
Cemetery	1,235	1,005	916

	$12,706	$19,336	$20,890

Gross profit:
Funeral	$783	$983	$1,738
Cemetery	445	42	59

	1,228	1,025	1,797
Gains on dispositions and impairment (losses), net	2,426	(21,624)	—
Other operating income (expense), net	180	(219)	82

Earnings (loss) from discontinued operations before income taxes	$3,834	$(20,818)	$1,879

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(17)	Separation Charges
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(18)	Long-term Debt—(Continued)
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(18)	Long-term Debt—(Continued)
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
     The 10.75 percent senior subordinated notes due in 2008 are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt of the Company and are pari passu in right of payment with any future senior subordinated indebtedness of the Company. The notes are guaranteed by all of the domestic subsidiaries of the Company, other than certain specified subsidiaries (see Note 15). Interest on the notes accrues at the rate of 10.75 percent per annum and is payable semi-annually in arrears on January 1 and July 1. As of October 31, 2003, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $349,894, respectively. As of October 31, 2004, the carrying value, including accrued interest, and fair value of the senior subordinated notes were $310,750 and $340,922, respectively.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(18)	Long-term Debt—(Continued)
part at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest: if redeemed during the twelve-month period beginning July 1, 2005, 105.3750 percent; if redeemed during the twelve-month period beginning July 1, 2006, 102.6875 percent; if redeemed July 1, 2007 and thereafter, 100.0000 percent. If the Company calls these notes at the first call date, it would record a charge for early extinguishment of debt of approximately $20,225 including the call premium of $16,125 and write-off of the unamortized fees of $4,100. The Company may also decide to tender for these notes prior to their call date, and if it does so, it could pay a premium larger than the call premium. Additionally, the write-off of the unamortized fees would be higher, and the Company would incur significant transaction expenses. The Company must offer to purchase the notes at 101 percent of their face amount, plus accrued interest, if the Company experiences specific kinds of changes in control. The indenture permits the payment of dividends if the aggregate dividends and other restricted payments since the issuance of the notes are less than the sum of, generally, 50 percent of the Company’s consolidated net income plus 100 percent of net cash proceeds from the sale of any equity interests, in each case since the issuance of the notes, plus $15,000; provided that the Company is able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio covenant and there is no default or event of default.
     Under the dividend and stock repurchase restrictions in the new facility and the indenture governing the 10.75 percent senior subordinated notes, and based on the Company’s leverage ratio as of October 31, 2004, the Company could use up to $33,730 to pay dividends or repurchase its stock during fiscal year 2005. The restatements described in Note 2 may have created defaults or events of default related to the requirement to file the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America under the Company’s senior secured credit facility. However, the Company sought and received a waiver of any default or event of default that may have arisen as a result of such restatements. After consideration of the waiver, the Company was in compliance with its debt covenants as of October 31, 2004 and 2003. For additional information, see Note 28.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(19)	Guarantees—(Continued)
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(20) Reconciliation of Basic and Diluted Per Share Data (Restated)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2004
Earnings from continuing operations	$42,802

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$42,802	107,522	$.40

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	637

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$42,802	108,159	$.40

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2003
Earnings from continuing operations	$14,552

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$14,552	108,220	$.13

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	10

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$14,552	108,230	$.13

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2002
Earnings from continuing operations before cumulative effect of change in accounting principle	$30,674

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$30,674	107,861	$.28

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	438

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised	$30,674	108,299	$.28

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(20) Reconciliation of Basic and Diluted Per Share Data (Restated)—(Continued)
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
     Options to purchase 6,626,621 shares of common stock at prices ranging from $4.28 to $27.25 were outstanding during the year ended October 31, 2003 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     Options to purchase 1,356,286 shares of common stock at prices ranging from $5.90 to $27.25 were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended October 31, 2002 because the options’ exercise prices were greater than the average market price of the common shares.
(21) Income Taxes (Restated)
     Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and
	Possessions	State	Foreign	Totals
Year Ended October 31,
2004:
Current tax expense	$6,887	$2,569	$—	$9,456
Deferred tax expense	14,720	561	—	15,281

	$21,607	$3,130	$—	$24,737

2003:
Current tax expense (benefit)	$(31,952)	$2,024	$—	$(29,928)
Deferred tax expense	40,862	1,032	—	41,894

	$8,910	$3,056	$—	$11,966

2002:
Current tax expense	$129	$2,013	$1,009	$3,151
Deferred tax expense	12,103	1,514	—	13,617

	$12,232	$3,527	$1,009	$16,768

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(21) Income Taxes (Restated)—(Continued)

	Discontinued Operations
	U.S. and
	Possessions	State	Foreign	Totals
Year Ended October 31,
2004:
Current tax expense	$513	$22	$—	$535
Deferred tax expense (benefit)	(2,391)	20	—	(2,371)

	$(1,878)	$42	$—	$(1,836)

2003:
Current tax expense	$282	$24	$—	$306
Deferred tax benefit	(2,027)	—	—	(2,027)

	$(1,745)	$24	$—	$(1,721)

2002:
Current tax expense	$631	$56	$—	$687
Deferred tax expense	—	—	—	—

	$631	$56	$—	$687

     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2004	2003	2002
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State and U.S. possessions	4.30	13.22	4.83
Goodwill impairment and other	.43	1.29	2.05
Dividend exclusion	(1.74)	(7.06)	(4.11)
Basis adjustment on sale of businesses	.08	(2.36)	—
Valuation allowance	(1.45)	8.93	—
Foreign tax rate differential	—	—	(1.20)
Foreign income previously untaxed	—	—	(1.22)
Foreign tax credit	—	(3.89)	—

Effective tax rate	36.62%	45.13%	35.35%

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(21) Income Taxes (Restated)—(Continued)
     Deferred tax assets and liabilities consist of the following:

	October 31,
	2004	2003
Deferred tax assets:
Allowance for sales cancellations and doubtful accounts	$3,765	$2,593
Deferred preneed sales and expenses	133,477	138,631
Unrealized depreciation of investments	—	468
Deferred compensation	3,324	2,833
Capital loss carryover	9,484	11,920
Deductible foreign taxes	2,059	2,059
Non-compete amortization	3,047	4,019
State income taxes	15,187	16,732
Unrealized depreciation on derivative instruments	204	966
Loss on impairment of assets	8,639	19,116
Other	3,724	1,990

	182,910	201,327
Valuation allowance	(9,744)	(11,985)

	173,166	189,342

Deferred tax liabilities:
Purchase accounting adjustments	111,022	113,045
Goodwill	62	3,855
Depreciation	2,808	1,366

	113,892	118,266

	$59,274	$71,076

Deferred tax liability included in liabilities associated with assets held for sale	188	1,843

	$59,462	$72,919

Current net deferred asset	$4,522	$2,990
Long-term net deferred asset	54,940	69,929

	$59,462	$72,919

     For the year ended October 31, 2002, the Company’s loss before income taxes generated from properties in foreign jurisdictions was $31,007. The Company has a capital loss carryforward of $27,096 that is available until the end of fiscal year 2007.
     As discussed in Note 16, in the fourth quarter of fiscal year 2003, the Company recorded an impairment of long-lived assets. Based on its assessment of the probability of realizing the $15,938 in tax benefits associated with the potential losses generated from the impairment, the Company determined that an $11,985 tax valuation allowance was appropriate. The $11,985 valuation allowance was required because the Company anticipated the majority of sales would generate capital losses due to the expected nature of the sales transactions. The Company believed it would likely not generate sufficient capital gains over the relevant time period against which it could offset these future capital losses given the existing capital loss carryforwards it already has available to it. Sales completed in 2004 generated primarily ordinary losses based on the type of sale transaction (asset sale). A tax benefit was recorded in 2004 for these sales. Upon completion of the asset sales, the entire book basis was removed, but there remained a tax basis in the stock of the unliquidated subsidiary. Therefore, the Company has recorded a full valuation allowance against the associated tax benefit of the remaining tax basis in these subsidiaries because it is not likely that it will realize a tax benefit upon the liquidation of the subsidiaries. Accordingly, the valuation allowance as of October 31, 2004 was reduced to $9,744.
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

	2004		2003		2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	6,787,624	$7.09	8,062,406	$10.22	8,216,572	$10.66
Granted	923,083	$5.48	254,000	$5.16	347,334	$6.01
Exercised/Repurchased	(2,974,461)	$5.07	(5,000)	$5.16	(45,050)	$4.27
Forfeited	(1,214,853)	$16.08	(1,523,782)	$23.34	(456,450)	$15.57

Outstanding at end of year	3,521,393	$5.26	6,787,624	$7.09	8,062,406	$10.22

Exercisable at end of year	3,288,062	$5.25	4,957,194	$7.79	3,361,888	$8.39

Weighted-average fair value of options granted		$2.22		$1.80		$2.52
     The following table further describes the Company’s stock options outstanding as of October 31, 2004.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	WeightedAverage
Exercise Prices	at 10/31/2004	Contractual Life	Exercise Price	at 10/31/2004	Exercise Price
$3.78	3,719	.45 years	$3.78	3,719	$3.78
$4.16 to $4.41	804,000	.43 years	$4.28	804,000	$4.28
$5.16 to $6.00	2,412,908	2.13 years	$5.45	2,179,577	$5.45
$6.01 to $6.96	300,766	.42 years	$6.40	300,766	$6.40

$3.78 to $6.96	3,521,393	1.59 years	$5.26	3,288,062	$5.25

See the Explanatory Note on page 2 for important information.

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

		Year Ended October 31,
		2004	2003	2002
		(Restated)	(Restated)	(Restated)
		(Unaudited)
Net earnings (loss)	- as reported	$48,472	$(4,545)	$(161,224)
	- pro forma	47,005	(7,477)	(165,751)

Basic earnings (loss) per common share	- as reported	$.45	$(.04)	$(1.50)
	- pro forma	.44	(.07)	(1.54)

Diluted earnings (loss) per common share	- as reported	$.45	$(.04)	$(1.49)
	- pro forma	.43	(.07)	(1.53)
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
See the Explanatory Note on page 2 for important information.

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
     The Company is required to maintain a bond ($41,061 as of October 31, 2004) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.
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
See the Explanatory Note on page 2 for important information.

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
(24) Segment Data (Restated)
     In response to comments raised by the Staff of the SEC, the Company has re-evaluated its application of SFAS No. 131, and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. The Company’s restated presentation of segment data reflects 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. All Other consists of the Company’s operations in Puerto Rico in 2004 and 2003 and its operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in 2002. The Company sold its operations in Spain, Portugal, France, Canada and Argentina in 2002. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.
     As of October 31, 2004, the Company operated four geographic divisions each with a division president: Central division, Western division, Eastern division and Southern division. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviewed the Southern division’s operations separately for Florida and Puerto Rico. Thus, the five geographic areas are the Central division, Western division, Eastern division, Southern division-Florida and Southern division-Puerto Rico. The Company’s funeral operations and cemetery operations in each of those geographic areas are further reviewed separately, resulting in 10 segments. The Central division consists of 73 funeral homes and 46 cemeteries in Alabama, Arkansas, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas and Wisconsin. The Western division consists of 59 funeral homes and 8 cemeteries in California, Nevada, Oregon and Washington. The Eastern division consists of 49 funeral homes and 64 cemeteries in Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. The Southern division consists of 44 funeral homes and 21 cemeteries in Florida and 17 funeral homes and 8 cemeteries in Puerto Rico.
     The eleventh operating segment is the corporate trust management segment. The corporate trust management segment includes (i) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (ii) fee income related to the Company’s wholly-owned subsidiary, Investor’s
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)
Trust, Inc., “ITI.” Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers. These trust assets and the earnings on the trust assets are described in detail in Notes 5, 6, 7, and 8.
     ITI serves as investment advisor exclusively to the Company’s trust funds. ITI provides investment advisory services to the trusts for a fee. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.
     The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered, which are the earnings realized over the life of the contracts delivered during the relevant period. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and service trusts are deferred and are not reflected in the statement of earnings but are disclosed in Notes 5, 6, and 8 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the divisions.
     Perpetual care trust earnings are reported in the geographic segments, as these revenues are recognized currently and are used to maintain the cemeteries. Perpetual care trust earnings and the cost and market values of the perpetual care trust assets are presented in Note 7.
     The accounting policies of the Company’s segments are the same as those described in Note 3. The Company evaluates the performance of its segments and allocates resources to them using a variety of profitability metrics. The most comprehensive of these measures is gross profit.
     The Company also measures its preneed sales growth year-over-year. Preneed sales and the accounting for these sales are discussed in Notes 3(k) and 3(l), and Notes 4 through 8. Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed monthly by the Company’s CODM to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth. That is because preneed selling not only adds to the Company’s backlog but also strengthens at-need performance in the near-term. As such, the CODM reviews the preneed sales data in addition to revenue and gross profit.
     The Company’s operations are product-based and geographically-based. As such, the Company’s primary reportable segments presented in the following table are based on products and services and their geographical orientation.
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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)
     The Company incurs certain costs at the divisional or regional level that benefit all of the funeral homes and cemeteries in the division or region, such as division management compensation, divisional and regional headquarters overhead, insurance costs and legal and professional fees. These costs are allocated to the facilities in the regions or divisions using various methods including their proportionate share of sales (which can include preneed sales) or payroll. These costs are included in funeral and cemetery costs.
     The Company incurs certain other costs at its Shared Services Center that benefit all of the funeral homes and cemeteries, such as the costs to process contracts, make collections, pay vendors, deliver information system services and deliver human resource services. These costs are allocated to the divisions and further allocated to the facilities in the division using various methods including their proportionate share of sales (which can include preneed sales) and the number of employees. These costs are included in funeral and cemetery costs.
     As of October 31, 2004, the Company conducted both funeral and cemetery operations in the United States and Puerto Rico. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands during the fourth quarter of fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.
     For a discussion of discontinued operations, see Note 16. The table below presents information about reported segments for the fiscal years ended October 31, 2004, 2003 and 2002 for the Company’s continuing operations only:

	Funeral Revenue			Cemetery Revenue (1)			Total Revenue
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Central Division	$83,745	$84,374	$87,301	$80,537	$74,088	$83,858	$164,282	$158,462	$171,159
Western Division	60,159	58,287	58,093	13,291	11,213	11,736	73,450	69,500	69,829
Eastern Division	51,599	52,418	51,501	72,263	68,903	68,911	123,862	121,321	120,412
Southern Division — Florida	43,754	42,964	44,050	42,234	39,171	40,829	85,988	82,135	84,879
All Other (2)	13,293	13,281	52,134	14,853	17,141	18,717	28,146	30,422	70,851
Corporate Trust Management (3)	27,515	28,914	32,147	12,516	11,968	11,154	40,031	40,882	43,301

Total	$280,065	$280,238	$325,226	$235,694	$222,484	$235,205	$515,759	$502,722	$560,431

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Central Division	$22,638	$19,359	$24,154	$19,388	$16,023	$23,676	$42,026	$35,382	$47,830
Western Division	8,916	7,276	7,895	2,561	601	818	11,477	7,877	8,713
Eastern Division	10,726	10,006	10,188	14,202	13,385	14,013	24,928	23,391	24,201
Southern Division —
Florida	6,750	3,068	5,096	7,563	5,948	8,172	14,313	9,016	13,268
All Other (2)	2,024	1,523	7,357	445 1,148	2,271	(700)	2,469	3,794	6,657
Corporate Trust
Management (3)	26,976	28,467	31,723	11,931	11,419	10,595	38,907	39,886	42,318

Total	$78,030	$69,699	$86,413	$56,090	$49,647	$56,574	$134,120	$119,346	$142,987

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)

	Net Preneed Funeral Merchandise			Net Preneed Cemetery Merchandise			Net Total Preneed Merchandise
	and Service Sales (4)			and Service Sales (4)			and Service Sales (4)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Central Division	$21,550	$21,130	$16,592	$14,307	$14,307	$15,860	$35,857	$35,437	$32,452
Western Division	26,643	24,172	24,216	3,755	3,592	3,130	30,398	27,764	27,346
Eastern Division	17,338	15,741	18,490	27,778	26,772	27,307	45,116	42,513	45,797
Southern Division — Florida	18,482	15,385	12,160	12,802	13,026	12,000	31,284	28,411	24,160
All Other (2)	4,304	4,292	4,319	3,747	4,264	4,086	8,051	8,556	8,405

Total	$88,317	$80,720	$75,777	$62,389	$61,961	$62,383	$150,706	$142,681	$138,160

	Depreciation and Amortization—			Depreciation and Amortization—			Depreciation and Amortization—
		Funeral			Cemetery			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Central Division	$7,205	$7,874	$7,727	$7,524	$7,286	$8,272	$14,729	$15,160	$15,999
Western Division	5,625	5,996	5,762	1,813	1,799	1,634	7,438	7,795	7,396
Eastern Division	4,057	4,163	3,807	9,897	9,872	9,667	13,954	14,035	13,474
Southern Division — Florida	5,587	5,628	5,580	3,861	4,180	5,244	9,448	9,808	10,824
All Other (2)	1,250	1,579	3,093	1,178	1,121	1,199	2,428	2,700	4,292
Reconciling Items (5)							4,823	4,213	4,192

Total							$52,820	$53,711	$56,177

	Additions to Long-Lived Assets—			Additions to Long-Lived Assets—			Additions to Long-Lived Assets—
	Funeral (6)			Cemetery (6)			Total (6)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Central Division	$2,585	$2,485	$2,650	$5,298	$4,911	$5,751	$7,883	$7,396	$8,401
Western Division	2,664	1,971	2,142	1,229	2,365	1,140	3,893	4,336	3,282
Eastern Division	2,907	2,643	2,445	3,638	2,698	3,751	6,545	5,341	6,196
Southern Division — Florida	1,146	1,525	1,252	3,382	2,705	1,814	4,528	4,230	3,066
All Other (2)	327	354	619	2,133	2,157	1,764	2,460	2,511	2,383
Reconciling Items (5)							5,405	4,390	4,670

Total							$30,714	$28,204	$27,998

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	2004	2003	2004	2003	2004	2003
Central Division	$244,379	$256,072	$334,928	$250,834	$579,307	$506,906
Western Division	90,331	111,138	56,414	48,684	146,745	159,822
Eastern Division	78,932	75,322	343,661	286,122	422,593	361,444
Southern Division — Florida	153,247	161,595	297,668	261,713	450,915	423,308
All Other (2)	61,300	64,655	75,417	83,628	136,717	148,283
Corporate Trust Management	439,625	529,695	194,008	232,329	633,633	762,024
Reconciling Items (5)					72,423	84,274

Total					$2,442,333	$2,446,061

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	2004	2003	2004	2003	2004	2003
Central Division	$116,881	$116,992	$44,345	$44,342	$161,226	$161,334
Western Division	—	—	—	—	—	—
Eastern Division	17,051	17,914	25,122	24,971	42,173	42,885
Southern Division — Florida	46,199	45,889	—	—	46,199	45,889
All Other (2)	17,571	17,129	—	—	17,571	17,129

Total	$197,702	$197,924	$69,467	$69,313	$267,169	$267,237

	Assets held for Sale-Funeral		Assets held for Sale-Cemetery		Assets held for Sale-Total
	2004	2003	2004	2003	2004	2003
Central Division	$300	$4,641	$—	$—	$300	$4,641
Western Division	162	8,181	—	785	162	8,966
Eastern Division	—	3,811	1,661	875	1,661	4,686
Southern Division — Florida	1,959	3,827	97	133	2,056	3,960
All Other (2)	3,100	2,497	—	—	3,100	2,497
Corporate Trust Management	2,028	15,462	1,186	1,204	3,214	16,666

Total	$7,549	$38,419	$2,944	$2,997	$10,493	$41,416

(1)	Perpetual care trust earnings are included in the revenue and gross profit data of the related geographic segment.

(2)	All Other represents the Company’s operations in Puerto Rico in fiscal years 2004 and 2003 and its operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in fiscal year 2002. The Company sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(3)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2004, 2003 and 2002 were $5,543, $5,218 and $4,745, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2004, 2003 and 2002 were $21,972, $23,696 and $27,402, respectively. Trust management fees included in cemetery revenue for
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)
2004, 2003 and 2002 were $4,732, $4,369 and $3,594, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2004, 2003 and 2002 were $7,784, $7,599 and $7,560, respectively.

(4)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.

(5)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(6)	Long-lived assets include cemetery property and net property and equipment.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the fiscal years ended October 31, 2004, 2003 and 2002, is as follows:

	Year Ended October 31,
	2004	2003	2002
Gross profit for reportable segments	$134,120	$119,346	$142,987
Corporate general and administrative expenses.	(17,097)	(17,733)	(17,261)
Separation charges	(3,435)	(2,450)	—
Gains on dispositions and impairment (losses), net	96	(10,506)	(18,500)
Other operating income, net	2,112	2,083	2,535
Interest expense	(47,335)	(53,478)	(62,339)
Loss on early extinguishment of debt	—	(11,289)	—
Investment and other income (expense), net	(922)	545	20

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$67,539	$26,518	$47,442

	U.S. and
	Possessions (1)	Foreign (2)	Consolidated
Revenues from external customers
October 31, 2004	$515,759	—	$515,759
October 31, 2003	$502,722	—	$502,722
October 31, 2002	$517,936	42,495	$560,431

Gross profit
October 31, 2004	$134,120	—	$134,120
October 31, 2003	$119,346	—	$119,346
October 31, 2002	$137,739	5,248	$142,987

(1)	Includes the Company’s operations in the United States and Puerto Rico.

(2)	Foreign revenue is based on the country in which the sales originate. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(25) Supplementary Information
     The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2004, 2003 and 2002.

	Year Ended October 31,
	2004	2003	2002
Service revenue
Funeral	$156,091	$156,614	$157,980
Cemetery	56,671	56,212	59,279

	212,762	212,826	217,259

Merchandise revenue
Funeral	115,011	114,612	118,662
Cemetery	161,895	148,754	155,941

	276,906	263,366	274,603

Other revenue
Funeral	8,963	9,012	9,517
Cemetery	17,128	17,518	16,557

	26,091	26,530	26,074

Foreign revenue	—	—	42,495

Total revenue	$515,759	$502,722	$560,431

Service costs
Funeral	$46,496	$48,274	$47,250
Cemetery	38,607	39,269	39,249

	85,103	87,543	86,499

Merchandise costs
Funeral	62,926	62,355	59,576
Cemetery	88,545	78,874	82,221

	151,471	141,229	141,797

General and administrative expenses
Funeral	92,613	99,910	99,005
Cemetery	52,452	54,694	52,896

	145,065	154,604	151,901

Foreign costs	¯	¯	37,247

Total costs	$381,639	$383,376	$417,444

See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(26) Quarterly Financial Data (Restated)
     As discussed in Notes 2, 3(s) and 16, the Company has restated its operating and reportable segments and its reporting units and has reclassified the results of certain businesses previously reported as discontinued operations to continuing operations. The quarterly financial data in the table below has been restated and reclassified for these changes.

Year Ended October 31, 2004(1)	First	Second	Third	Fourth
Revenues, as previously reported	$129,838	$130,079	$127,611	$125,898
Revenues, as reclassified	130,459	130,864	128,273	126,163
Gross profit, as previously reported	36,841	36,859	31,424	29,375
Gross profit, as reclassified	36,777	36,641	31,324	29,378
Net earnings, as previously reported	11,728	14,757	10,483	8,834
Net earnings, as restated	11,728	14,068	11,887	10,789
Earnings per common share:
Basic, as previously reported	.11	.14	.10	.08
Basic, as restated	.11	.13	.11	.10
Diluted, as previously reported	.11	.14	.10	.08
Diluted, as restated	.11	.13	.11	.10

Year Ended October 31, 2003(2)	First	Second	Third	Fourth
Revenues, as previously reported	$125,197	$127,308	$123,774	$123,678
Revenues, as reclassified	125,741	128,493	124,366	124,122
Gross profit, as previously reported	31,077	32,578	28,125	28,044
Gross profit, as reclassified	30,865	32,585	27,922	27,974
Net earnings (loss), as previously reported	9,473	9,491	(2,499)	(89,933)
Net earnings (loss), as restated	9,473	9,491	(2,499)	(21,010)
Earnings (loss) per common share:
Basic, as previously reported	.09	.09	(.02)	(.83)
Basic, as restated	.09	.09	(.02)	(.19)
Diluted, as previously reported	.09	.09	(.02)	(.83)
Diluted, as restated	.09	.09	(.02)	(.19)

(1)	First quarter of fiscal year 2004 includes a charge of $1,993 ($1,236 after tax, or $.01 per share) for severance costs associated with the workforce reductions the Company announced in December 2003. Second quarter of fiscal year 2004 includes a $458 increase in the 2003 impairment charge in continuing operations, a $1,028 ($1,421 after tax, or $.01 per share) reduction in the 2003 impairment charge in discontinued operations and a charge of $138 for severance costs associated with the December 2003 workforce reductions. Third quarter of fiscal year 2004 includes a reduction in the 2003 impairment charge of $302 in continuing operations and a $277 ($1,582 after tax, or $.01 per share) reduction in the 2003 impairment charge in discontinued operations. Third quarter of fiscal year 2004 also includes a charge of $1,085 ($673 after tax, or $.01 per share) relating to the December 2003 workforce reductions and separation pay for a former executive officer. Fourth quarter of fiscal year 2004 includes gains on dispositions, net of impairment losses, of $252 in continuing operations and $1,121 ($1,795 after tax, or $.02 per share) in discontinued operations. Fourth quarter of fiscal year 2004 also includes a charge of $219 for severance costs associated with the December 2003 workforce reductions .
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(26) Quarterly Financial Data (Restated)—(Continued)
(2) Third quarter of fiscal year 2003 includes a charge of $11,289 ($7,338 after tax, or $.07 per share) in connection with the redemption of the ROARS and a charge of $2,450 ($1,519 after tax, or $.01 per share) related to separation pay for former executive officers. Fourth quarter of fiscal year 2003 includes long-lived asset impairment charges of $10,506 ($8,573 after tax, or $.09 per share) in continuing operations and $21,624 ($19,604 after tax, or $.18 per share) in discontinued operations.
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
(27) Subsequent Events
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
(28) Subsequent Events
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
     The Company funded the tender offer for the 10.75 percent senior subordinated notes, including related tender premiums, fees, expenses and accrued interest of $28,931, with the net proceeds of $130,000 in additional Term Loan B borrowings that were available under the accordion feature of the Company’s senior secured credit facility, a portion of the Company’s available cash, and the net proceeds of the issuance of $200,000 6.25 percent senior notes due 2013 (the “6.25 percent senior notes”), which were issued on February 11, 2005.
     The Company redeemed the remaining $1,750 principal amount of senior subordinated notes on the first call date of July 1, 2005 at the aggregate price of $1,844, which was funded by cash on hand. In the third quarter of fiscal year 2005, the Company incurred a charge for the early extinguishment of debt of $114 including the call premium and write-off of the remaining unamortized fees on the senior subordinated notes.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(28) Subsequent Events—(Continued)
     On March 28, 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. The first dividend was paid on April 29, 2005. Dividends were also paid on July 29, 2005 to shareholders of record as of July 15, 2005 and on October 18, 2005 to shareholders of record as of October 4, 2005. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance.
     On March 28, 2005, the Company announced a new stock repurchase program, authorizing the investment of up to $30,000 in the repurchase of the Company’s common stock. The Company had previously announced its initial stock repurchase program in June of 2003 of up to $25,000 (which was subsequently increased by $3,000 to a total of $28,000). On March 17, 2005, the Company completed its initial stock repurchase program, having repurchased 4,400,000 shares since its inception. Repurchases under the new program will be limited to the Company’s Class A common stock, and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
     On April 5, 2005 at the Company’s annual shareholders’ meeting, William E. Rowe retired from the Board of Directors and as Chairman of the Board. At the recommendation of the Corporate Governance and Nominating Committee, John P. Laborde, an independent director of the Company since 1995, was appointed Chairman of the Board. Also, at the Company’s annual shareholders’ meeting, John C. McNamara was elected as a director to fill the vacancy left by Mr. Rowe’s retirement. The shareholders also approved the 2005 Directors’ Stock Plan, which authorizes a total of 400,000 shares of Class A common stock to be issued under the Plan to non-employee directors.
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” The Company has decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it will make its reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records. As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $234,553 pretax or $141,318 after tax (net of income tax benefit of $93,235), or $1.29 per diluted share during the second quarter of fiscal year 2005, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change.
     During 2005, the Company has been named in the following class action lawsuits:
     Henrietta Torres and Teresa Fiore, on behalf of themselves and all others similarly situated and the General Public v. Stewart Enterprises, Inc., et al.; No. BC328961 on the docket of the Superior Court for the State of
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(28) Subsequent Events—(Continued)
California for the County of Los Angeles, Central District. This purported class action was filed on February 17, 2005, on behalf of a nationwide class defined to include all persons, entities and organizations who purchased funeral goods and/or services in the United States from defendants at any time on or after February 17, 2001. The suit named the Company and several of its Southern California affiliates as defendants and also sought to assert claims against a class of all entities located anywhere in the United States whose ultimate parent corporation has been the Company at any time on or after February 17, 2001.
     The plaintiffs alleged that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services on the plaintiffs’ behalf. Plaintiffs further alleged that this failure violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis. The plaintiffs alleged that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code, and (iv) engaged in a civil conspiracy among the defendants to breach plaintiffs’ contracts and commit acts of unfair competition. The plaintiffs sought restitution damages, disgorgement, interest, costs, and attorneys’ fees.
     By order dated May 5, 2005, the court ruled that this case was related to similar actions against Service Corporation International and Alderwoods Group, Inc. On August 18, 2005, the court sustained a demurrer in the SCI case, dismissing the conspiracy count, but allowing the plaintiffs to amend the remainder of the complaint. This ruling, by stipulation of the parties, applied equally to the suit filed against the Company.
     In response, on August 29, 2005, the plaintiffs in each of the three cases filed amended complaints. SCI has filed a demurrer in its case, and Stewart joined in that demurrer on October 6, 2005. As before, the ruling on this demurrer will apply equally to the suit against the Company. Because the matter is in its early stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
     In re: Funeral Consumer Antitrust Litigation — On May 2, 2005, a purported class action lawsuit entitled Funeral Consumers Alliance, Inc, et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co. (“FCA Case”) was filed in the Federal District Court for the Northern District of California, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants.
     The suit alleges that the defendants acted jointly to fix and maintain prices on caskets and reduce competition from independent casket discounters in violation of the federal antitrust laws and California’s Business and Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs, and attorneys’ fees.
     Thereafter, five substantially similar lawsuits were filed in the Northern District of California asserting claims under the federal antitrust laws and various state antitrust and consumer protection laws. These five suits were transferred to the division in which the FCA Case was pending and consolidated with the FCA Case (collectively referred to as the “Consolidated Consumer Cases”).
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(28) Subsequent Events—(Continued)
     On July 8, 2005, a purported class action was filed in the Northern District of California entitled Pioneer Valley Casket Co., Inc., et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co. (“Pioneer Valley Case”). The Pioneer Valley Case involves the same claims asserted in the Consolidated Consumer Cases, except that it was brought on behalf of a nationwide class defined to include only independent casket retailers. On August 15, 2005, the Court issued an order relating the Pioneer Valley Case to the Consolidated Cases, but it has not been consolidated with the Consolidated Consumer Cases for purposes of trial.
     On July 15, 2005, the defendants filed motions to dismiss for failure to plead facts sufficient to establish viable antitrust and unfair competition claims. On September 9, 2005, the Court denied the defendants’ motions to dismiss, without prejudice, but ordered the plaintiffs to file an amended and consolidated complaint that satisfies the objections raised in the motions to dismiss.
     At the defendants’ request, the Court also issued orders in late September 2005 transferring the Consolidated Consumer Cases and the Pioneer Valley Case to the United States District Court for the Southern District of Texas. The transferred cases were assigned to different judges in the Southern District of Texas, but Stewart believes they ultimately will be consolidated or related before a single judge. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     A similar action captioned Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co., was filed in the United States District Court for the Eastern District of Tennessee on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact were essentially the same as those made in the FCA Case, but the plaintiff in this suit alleged that the defendants violated various state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff in this purported class action withdrew his complaint on August 2, 2005, and re-filed a nearly identical complaint under Tennessee law and on behalf of only Tennessee consumers in the Northern District of California on September 23, 2005, the same day that the Consolidated Consumer Cases were transferred to the Southern District of Texas. Accordingly, this case remains pending in the Northern District of California. Because the matter is in its early stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
     Civil Investigative Demands – On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. The Attorney General for the State of Florida issued a similar civil investigative demand to the Company. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because the matter is in its early stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
     The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(28) Subsequent Events—(Continued)
     The Company carries insurance with coverages and coverage limits that it believes to be appropriate for the business. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its operating divisions, effective for the fourth quarter of fiscal year 2005. The reorganization consolidated operations from four operating divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process. The total charge for severance and other costs associated with the reorganization is expected to be approximately $1,000, the majority of which will be incurred during the fourth quarter of fiscal year 2005.
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. The Company’s executive offices and Shared Services Center are located in the New Orleans metropolitan area and its preliminary assessment indicates that no significant damage occurred to those facilities. However, most of the approximately 400 employees who work at this location did not have access to their homes until late September or early October, and many of those homes remain uninhabitable. For the month of September, the Company temporarily housed most of its Shared Services Center functions, such as cash receipts and disbursements, customer service, contract processing and information technology in Orlando, Florida, in newly-leased and existing Company office space, and temporarily housed other functions such as the executive offices, treasury, accounting, trust administration, human resources, training, communications, marketing, tax and compliance in the Dallas, Texas area in newly-leased office space. The Company has used approximately $2,500 in cash on hand for temporary relocation expenses. Beginning in early October, the executive offices and Shared Services Center were open and operating.
     Of the Company’s 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries located in the New Orleans metropolitan area, representing approximately four percent of the Company’s annual revenues, have suffered substantial damage and are currently not operating. The book value of net property and equipment, receivables, inventory and cemetery property of these eight properties amounted to approximately $24,700 at July 31, 2005. The Company has established a team to formulate and implement a recovery plan for these businesses. The Company believes that the affected cemeteries will be operational prior to the affected funeral homes, and is in the process of establishing locations from which it can conduct temporary funeral home operations.
     The Company’s operations in Mississippi and Alabama experienced no significant damage or business interruption. Based on the Company’s preliminary review of its property insurance, flood insurance and business interruption insurance, the Company believes that much of the loss the Company will experience due to the hurricane should be covered by insurance. However, the Company cannot yet with any certainty make an estimate of the ultimate financial impact that Hurricane Katrina will have on the Company.
     In connection with the Company’s internal control assessment under Section 404 of Sarbanes-Oxley, the Company undertook a project (the “deferred revenue project”) earlier this year to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by physically reviewing certain of the preneed cemetery and funeral service and merchandise contracts.
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(28) Subsequent Events—(Continued)
     While the Company has made significant progress, it has not completed its overall review and reconciliation. The Company had anticipated completing its review prior to filing its Annual Report on Form 10-K for fiscal year 2005. Although the progress of the project has been disrupted by Hurricane Katrina, the Company still plans to try to complete the project in time to file its Annual Report on Form 10-K for fiscal year 2005 by its due date.
     Management believes that the deferred revenue project could result in a restatement of the Company’s prior period financial statements. Management believes that to the extent there is an adjustment, a significant portion of that adjustment would relate to the cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB No. 101”) on November 1, 2000 and could impact reported earnings for periods subsequent to the implementation of SAB No. 101. Management believes that the adjustment, if any, would result in a non-cash adjustment to deferred revenue and to shareholders’ equity in an amount that should not exceed $60,000 and could be materially less than that amount. In connection with its deferred revenue project, the Company is also evaluating whether there could be a material weakness in internal control related to the Company’s deferred preneed revenue.
     The Company has been in discussions with NASDAQ, where its Class A common stock is traded, and believes NASDAQ may find that the Company’s inability to timely file a complete Form 10-Q for the quarter ended July 31, 2005 constitutes a failure to comply with the requirements for continued listing. If the Company receives a notice of delisting proceedings from NASDAQ, it plans to seek a hearing before NASDAQ’s Listing Qualifications Panel to request an extension of time to complete the filing and thereby regain compliance with the listing standards; the delisting would be stayed pending a final determination by NASDAQ. The Company is optimistic that its request would be granted, although no assurances can be given. Delisting of the Company’s Class A common stock from NASDAQ could have a material adverse effect on the trading price of and market for its Class A common stock and on its ability to raise capital. In addition, during any period when the Company is not current with its SEC reports, neither its affiliates nor any person that purchased shares in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. Also, the Company’s registration statements on Form S-8 regarding sales of its securities through its employee benefit plans will not be available, and the Company will be suspending sales under these registration statements until it is current with its SEC filings.
See the Explanatory Note on page 2 for important information.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
     This item is not being amended by this Amendment.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
     The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of October 31, 2004 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weakness discussed below. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
     Except as described below, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described in Note 2 to the consolidated financial statements included in Item 8, the Company concluded that the material weakness described below existed as of October 31, 2004 and through July 31, 2005.
     The Company did not maintain effective controls over the determination of operating and reportable segments in accordance with generally accepted accounting principles with regard to identifying its segments and reporting units for purposes of assessing goodwill impairments. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2004 and 2003, the annual consolidated financial statements for 2002, and adjustments to the consolidated financial statements of the first and second quarters of 2005. Additionally, this control deficiency could result in further misstatements to the Company’s goodwill, deferred taxes, equity and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting.
     In connection with its deferred revenue project as discussed in Note 28 to the consolidated financial statements included in Item 8, the Company is also evaluating whether there could be a material weakness in internal control related to the Company’s deferred preneed revenue.
Management’s Remediation Initiatives
     The Company has taken a series of steps designed to improve the control processes regarding the accounting requirements for determining operating and reportable segments, reporting units and goodwill impairment. These
See the Explanatory Note on page 2 for important information.

steps include re-assessing the information provided to the Company’s CODM and how that determines the Company’s operating segments as well as assessing the economic similarity for reportable segments and reporting unit determination in the Company’s goodwill impairment analysis using gross profit.
Item 9B. Other Information
     This item is not being amended by this Amendment.
See the Explanatory Note on page 2 for important information.

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
See the Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E	COLUMN F
	Balance at	Charged to
	beginning	costs and	Other			Balance at
Description	of period	expenses	Changes		Write-offs	end of period
Current—Allowance for contract cancellations and doubtful accounts:
Year ended October 31,
2004	$3,545	2,416	39	(1)	(477)	$5,523
2003	$3,369	2,809	(21	) (1)	(2,612)	$3,545
2002	$5,348	4,139	—		(6,118)	$3,369
Due after one year—Allowance for contract cancellations and doubtful accounts:
Year ended October 31,
2004	$6,579	4,691	—		(3,248)	$8,022
2003	$5,868	5,218	—		(4,507)	$6,579
2002	$8,875	7,360	—		(10,367)	$5,868
Deferred tax asset valuation allowance
Year ended October 31,
2004	$11,985	—	(2,241	) (2)	—	$9,744
2003	$—	11,985	—		—	$11,985
2002	$—	—	—		—	$—

(1)	In fiscal year 2003, amounts charged to other accounts represent the reduction due to the assets held for sale and the reduction due to asset sales completed.

(2)	See Note 21 to the consolidated financial statements included in Item 8 for a discussion of this change.
See the Explanatory Note on page 2 for important information.

Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders Party Hereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 22, 2004)

4.5	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)
The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

See the Explanatory Note on page 2 for important information.

Management Contracts and Compensatory Plans or Arrangements
10.3	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”)

10.4	Retirement Benefits Agreement dated June 20, 2003, between the Company and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.5	Separation Agreement by and between the Company and William E. Rowe dated June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)

10.6	Restricted Stock Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 18, 2004)

10.7	Stock Option Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 18, 2004)

10.8	Stock Option Agreement under the 2000 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 18, 2004)

10.9	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.9 to the Original 2004 Form 10-K)

10.10	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde and Everett N. Kendrick (incorporated by reference to Exhibit 10.10 to the Original 2004 Form 10-K)

10.11	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K, Commission File No. 1-15449)

10.12	Employment Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.12 to the Original 2004 Form 10-K)

10.13	Change of Control Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.13 to the Original 2004 Form 10-K)

10.14	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.14 to the Original 2004 Form 10-K)

10.15	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins, Brent F. Heffron, Randall L. Stricklin, G. Kenneth Stephens, Jr. and Michael K. Crane (incorporated by reference to Exhibit 10.15 to the Original 2004 Form 10-K)

10.16	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K, Commission File No. 1-15449)

10.17	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.17 to the Original 2004 Form 10-K)
See the Explanatory Note on page 2 for important information.

10.18	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K, Commission File No. 1-15449)

10.19	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997, Commission File No. 1-15449)

10.20	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998, Commission File No. 1-15449)

10.21	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.21 to the Original 2004 Form 10-K)

10.22	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.22 to the Original 2004 Form 10-K)

10.23	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.23 to the Original 2004 Form 10-K)

10.24	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit to 10.24 to the Original 2004 Form 10-K)

10.25	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K, Commission File No. 1-15449)

10.26	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K, Commission File No. 1-15449)

10.27	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K)

10.28	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K)

10.29	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K); Amendment thereto dated January 1, 2003 (incorporated by reference to Exhibit 10.34 to the 2002 10-K); Amendment thereto dated January 1, 2004; Commission File No. 1-15449 (incorporated by reference to Exhibit 10.29 to the Original 2004 Form 10-K)

10.30	The Stewart Enterprises Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the 1994 10-K); Commission File No. 1-15449

10.31	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 1-15449

10.32	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 1-15449

10.33	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s 2003 definitive proxy statement for the fiscal year ended October 31, 2002)
See the Explanatory Note on page 2 for important information.

10.34	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.35	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000); Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.36	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 to the 2001 10-K)

10.37	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 to the 2001 10-K)

10.38	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001)

10.39	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Amendment dated September 24, 2003 to the Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original 2004 Form 10-K)
See the Explanatory Note on page 2 for important information.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on October 24, 2005.

STEWART ENTERPRISES, INC.
By:	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Executive Vice President, Chief Financial Officer and a Director

Exhibit Index
12	Calculation of Ratio of Earnings to Fixed Charges
See the Explanatory Note on page 2 for important information.