Form 10-Q
period 2005-07-31
STEWART ENTERPRISES INC
filed 2005-10-24
CIK 878522

This report does not reflect the effect of certain adjustments described in the Explanatory Note on page 2 including those that might result from completion of the deferred revenue project, and accordingly, this report is being filed without the independent registered public accounting firm’s review being completed and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of September 30, 2005, was 105,114,486 and 3,555,020, respectively.

EXPLANATORY NOTE
Introduction
     This Form 10-Q is not complete because it is being filed without the effects of any potential adjustments that may result from the completion of our deferred revenue project described below and the adjustments in the table below. Accordingly it is being filed without the completion of the review by our independent registered public accounting firm and without the certifications of our Chief Executive Officer and Chief Financial Officer. We believe that, except for the results of the deferred revenue project, there should be no material outstanding issues on this report; however, this cannot be assured. We have decided to make this filing now because we believe the information in this report would be meaningful to our security holders.
     We have been in discussions with NASDAQ, where our Class A common stock is traded, and believe NASDAQ may find that our inability to timely file a complete Form 10-Q for the quarter ended July 31, 2005 constitutes a failure to comply with the requirements for continued listing. If we receive a notice of delisting proceedings from NASDAQ, we plan to seek a hearing before NASDAQ’s Listing Qualifications Panel to request an extension of time to complete the filing and thereby regain compliance with the listing standards; the delisting would be stayed pending a final determination by NASDAQ. We are optimistic that our request would be granted, although no assurances can be given. Delisting of our Class A common stock from NASDAQ could have a material adverse effect on the trading price of and market for our Class A common stock and on our ability to raise capital. In addition, during any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. Also our registration statements on Form S-8 regarding sales of our securities through our employee benefit plans will not be available, and we will be suspending sales under these registration statements until we are current in our SEC filings.
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
     Once the deferred revenue project is completed and our independent registered public accounting firm has completed its review, we will amend this filing to note completion with respect to the Form 10-Q, and to make any necessary adjustments.

Other Adjustments
     The following table demonstrates certain adjustments that will be recorded in the reviewed Form 10-Q for the quarter ended July 31, 2005 that we will file when our deferred revenue project is complete. We believe that, except for the results of the deferred revenue project, there should be no material outstanding issues on these reports; however, this cannot be assured. As described above, we have decided to make this filing now because we believe the information provided in these reports would be meaningful to our security holders.

Nine Months
Ended
July 31, 2005
Net loss as reported in Form 10-Q	$(124,256)
Remove correction of an error for leases (1)	1,140

Net loss after adjustments	$(123,116)

Earnings (loss) per diluted share as reported in Form 10-Q	$(1.14)

Earnings (loss) per diluted share after adjustments	$(1.13)

(1)	As discussed in Note 2 to the condensed consolidated financial statements included herein, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements in the second quarter of fiscal year 2005 and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our Form 10-K for the year ended October 31, 2004 for the restatement discussed in Note 1 to the condensed consolidated financial statements included herein, we are now required to record the lease adjustments in the period they were actually incurred. In a subsequent Form 10-Q amendment, we will remove the cumulative effect of this prior period adjustment of $1.8 million ($1.1 million after tax) for the nine months ended July 31, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2005	2004
		(Restated)
Revenues:
Funeral	$67,879	$67,716
Cemetery	62,085	60,557

	129,964	128,273

Costs and expenses:
Funeral	53,477	50,142
Cemetery	47,577	46,807

	101,054	96,949

Gross profit	28,910	31,324
Corporate general and administrative expenses	(5,545)	(4,150)
Separation charges (Note 14)	(147)	(1,085)
Gains on dispositions and impairment (losses), net (Note 13)	63	304
Other operating income, net	571	1,000

Operating earnings	23,852	27,393
Interest expense	(6,456)	(11,502)
Loss on early extinguishment of debt (Note 15)	(114)	—
Investment and other income, net	184	76

Earnings from continuing operations before income taxes	17,466	15,967
Income taxes	6,577	5,823

Earnings from continuing operations	10,889	10,144

Discontinued operations (Note 13):
Earnings from discontinued operations before income taxes	590	536
Income tax benefit	(157)	(1,207)

Earnings from discontinued operations	747	1,743

Net earnings	$11,636	$11,887

Basic earnings per common share:
Earnings from continuing operations	$.10	$.09
Earnings from discontinued operations	.01	.02

Net earnings	$.11	$.11

Diluted earnings per common share:
Earnings from continuing operations	$.10	$.09
Earnings from discontinued operations	.01	.02

Net earnings	$.11	$.11

Weighted average common shares outstanding (in thousands):
Basic	109,147	107,067

Diluted	109,266	108,068

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2005	2004
		(Restated)
Revenues:
Funeral	$214,547	$214,218
Cemetery	177,464	175,378

	392,011	389,596

Costs and expenses:
Funeral	161,531	152,552
Cemetery	136,034	132,302

	297,565	284,854

Gross profit	94,446	104,742
Corporate general and administrative expenses	(14,343)	(12,684)
Separation charges (Note 14)	(147)	(3,216)
Gains on dispositions and impairment (losses), net (Note 13)	1,300	54
Other operating income, net	1,069	1,948

Operating earnings	82,325	90,844
Interest expense	(23,503)	(35,976)
Loss on early extinguishment of debt (Note 15)	(32,822)	—
Investment and other income (expense), net	404	(992)

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	26,404	53,876
Income taxes	10,359	20,015

Earnings from continuing operations before cumulative effect of change in accounting principle	16,045	33,861

Discontinued operations (Note 13):
Earnings from discontinued operations before income taxes	969	2,626
Income tax benefit	(48)	(1,196)

Earnings from discontinued operations	1,017	3,822

Earnings before cumulative effect of change in accounting principle	17,062	37,683
Cumulative effect of change in accounting principle (net of $93,235 income tax benefit) (Note 3)	(141,318)	—

Net earnings (loss)	$(124,256)	$37,683

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.14	$.31
Earnings from discontinued operations	.01	.04
Cumulative effect of change in accounting principle	(1.29)	—

Net earnings (loss)	$(1.14)	$.35

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.14	$.31
Earnings from discontinued operations	.01	.04
Cumulative effect of change in accounting principle	(1.29)	—

Net earnings (loss)	$(1.14)	$.35

Weighted average common shares outstanding (in thousands):
Basic	109,243	107,461

Diluted	109,430	108,061

Dividends declared per common share	$.05	$—

See accompanying notes to condensed consolidated financial statements.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
ASSETS	2005	2004
		(Restated)
Current assets:
Cash and cash equivalent investments	$29,335	$21,514
Marketable securities	1,290	1,297
Receivables, net of allowances	62,709	60,167
Inventories	37,258	39,225
Prepaid expenses	3,626	2,953
Deferred income taxes, net	4,198	4,522
Assets held for sale	738	10,493

Total current assets	139,154	140,171
Receivables due beyond one year, net of allowances	76,721	78,692
Preneed funeral receivables and trust investments	514,721	503,808
Preneed cemetery receivables and trust investments	263,456	258,176
Goodwill	267,859	267,169
Deferred charges (Note 3)	19,565	254,278
Cemetery property, at cost	370,189	370,334
Property and equipment, at cost:
Land	41,188	39,527
Buildings	301,100	296,720
Equipment and other	160,814	156,205

	503,102	492,452
Less accumulated depreciation	199,933	189,362

Net property and equipment	303,169	303,090
Deferred income taxes, net	138,123	54,940
Cemetery perpetual care trust investments	218,829	210,267
Other assets	1,417	1,408

Total assets	$2,313,203	$2,442,333

(continued)
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004
		(Restated)
Current liabilities:
Current maturities of long-term debt	$3,232	$1,725
Accounts payable	7,461	9,075
Accrued payroll	12,198	13,005
Accrued insurance	22,020	21,430
Accrued interest	7,972	11,315
Other current liabilities	10,609	13,089
Income taxes payable	1,242	130
Liabilities associated with assets held for sale	401	6,491

Total current liabilities	65,135	76,260
Long-term debt, less current maturities	407,552	415,080
Deferred preneed funeral revenue	138,731	156,967
Deferred preneed cemetery revenue	292,928	284,258
Non-controlling interest in funeral and cemetery trusts	645,739	627,344
Other long-term liabilities	11,063	11,130

Total liabilities	1,561,148	1,571,039

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	216,633	208,893

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 105,114,486 and 104,330,101 shares at July 31, 2005 and October 31, 2004, respectively	105,114	104,330
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2005 and October 31, 2004; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	670,384	673,630
Accumulated deficit	(242,815)	(118,559)
Unearned restricted stock compensation	(814)	(222)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(2)	—
Derivative financial instrument losses	—	(333)

Total accumulated other comprehensive losses	(2)	(333)

Total shareholders’ equity	535,422	662,401

Total liabilities and shareholders’ equity	$2,313,203	$2,442,333

See accompanying notes to condensed consolidated financial statements.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unearned	Unrealized	Derivative
		Additional		Restricted	Depreciation	Financial	Total
	Common	Paid-In	Accumulated	Stock	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit	Compensation	Investments	Gains (Losses)	Equity
Balance October 31, 2004 - Restated	$107,885	$673,630	$(118,559)	$(222)	$—	$(333)	$662,401

Comprehensive income (loss):
Net loss			(124,256)				(124,256)

Other comprehensive income:
Unrealized depreciation of investments, net of deferred tax expense of ($1)					(2)		(2)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)						333	333

Total other comprehensive income (loss)	—	—	—	—	(2)	333	331

Total comprehensive income (loss)	—	—	(124,256)	—	(2)	333	(123,925)

Restricted stock activity	166	991		(592)			565
Issuance of common stock	76	359					435
Stock options exercised	2,642	10,464					13,106
Tax benefit associated with stock options exercised	—	1,991					1,991
Purchase and retirement of common stock	(2,100)	(11,585)					(13,685)
Dividends ($.025 per share)	—	(5,466)					(5,466)

Balance July 31, 2005	$108,669	$670,384	$(242,815)	$(814)	$(2)	$—	$535,422

(1)	Amount includes 105,114 and 104,330 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2005 and October 31, 2004, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net earnings (loss)	$(124,256)	$37,683
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(2,368)	(1,359)
Cumulative effect of change in accounting principle	141,318	—
Loss on early extinguishment of debt	32,822	—
Depreciation and amortization	16,235	17,637
Amortization of preneed selling costs	—	20,955
Provision for doubtful accounts	5,306	5,595
Net loss realized on marketable securities	—	1,203
Provision for deferred income taxes	9,935	11,541
Other	782	258
Changes in assets and liabilities:
(Increase) decrease in other receivables	(8,138)	28,642
Decrease in deferred charges	1,432	4,958
Decrease in inventories and cemetery property	1,746	1,839
Decrease in accounts payable and accrued expenses	(3,833)	(11,477)
Net effect of preneed funeral production and maturities	(13,438)	(22,441)
Net effect of preneed cemetery production and deliveries	3,039	257
Change in deferred charges — prearranged acquisition costs	—	(25,429)
Decrease in other	(1,392)	(1,260)

Net cash provided by operating activities	59,190	68,602

Cash flows from investing activities:
Proceeds from sales of marketable securities	16	1,121
Proceeds from sale of assets, net	9,731	12,871
Additions to property and equipment	(17,896)	(14,280)
Other	113	208

Net cash used in investing activities	(8,036)	(80)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—
Repayments of long-term debt	(446,021)	(64,748)
Debt issue costs and tender premium	(31,710)	—
Issuance of common stock	13,541	13,066
Purchase and retirement of common stock	(13,685)	(19,349)
Dividends	(5,466)	—
Other	8	—

Net cash used in financing activities	(43,333)	(71,031)

Net increase (decrease) in cash	7,821	(2,509)
Cash and cash equivalents, beginning of period	21,514	18,585

Cash and cash equivalents, end of period	$29,335	$16,076

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$3,700	$(26,900)
Interest	$25,200	$39,500
See accompanying notes to condensed consolidated financial statements.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement
     In response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”), the Company has re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. The Company’s restated presentation includes 11 operating and reportable segments described in Note 2(a). The Company does not aggregate its operating segments in determining its reportable segments. For further discussion and disclosure of the Company’s operating and reportable segments, see Note 10.
     This revision of the Company’s operating segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), retroactive to the November 1, 2001 adoption date of SFAS No. 142. The Company’s evaluation of goodwill for its operations will now consist of 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of the Company’s 11 operating and reportable segments and an additional four which are a further breakdown of its two operating and reportable segments in its Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations. For further discussion of the Company’s reporting units, see Note 2(i).
     The revision of the Company’s operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the restatement to report the resulting charge for the cumulative effect of adoption of SFAS No. 142 and the restatement of the goodwill impairment charge previously reported in fiscal year 2003, see Note 2(i). Further, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company has sold as part of the Company’s plan to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. For further discussion of the restatement of the gains and losses reported for sales of these assets, see Note 13.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)
A summary of the effects of the restatement on the Company’s financial statements is as follows:
     Consolidated Statements of Earnings:

	As Previously Reported (1)		As Restated (1)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	July 31, 2004	July 31, 2004	July 31, 2004	July 31, 2004
Gains on dispositions and impairment (losses), net (2)	$586	$495	$304	$54
Operating earnings (2)	26,189	89,297	27,393	90,844
Earnings from continuing operations before income taxes	16,349	54,964	15,967	53,876
Income taxes	5,984	20,477	5,823	20,015
Earnings from continuing operations	10,365	34,487	10,144	33,861
Earnings from discontinued operations	478	2,841	1,743	3,822
Net earnings (3)	$10,843	$37,328	$11,887	$37,683

Basic earnings per common share:
Earnings from continuing operations	$.10	$.32	$.09	$.31
Earnings from discontinued operations	—	.03	.02	.04

Net earnings per share	$.10	$.35	$.11	$.35

Diluted earnings per common share:
Earnings from continuing operations	$.10	$.32	$.09	$.31
Earnings from discontinued operations	—	.03	.02	.04

Net earnings per share	$.10	$.35	$.11	$.35

(1)	The previously reported amounts represent amounts reported in the third quarter 2004 Form 10-Q using the third quarter 2004 classification of continuing and discontinued operations. The restated amounts represent the third quarter 2005 classification of continuing and discontinued operations.

(2)	In the Company’s Form 10-Q for the quarter ended July 31, 2004, gains on dispositions and impairment (losses) was included in the “Other income, net” line. Therefore, it was not included in operating earnings. In the restated statement of earnings for the three and nine months ended July 31, 2004, gains on dispositions and impairment (losses), net is on its own line and is included in operating earnings.

	Three Months	Nine Months
	Ended	Ended
	July 31, 2004	July 31, 2004
(3) Net earnings, as previously reported	$10,843	$37,328
Changes in gains on dispositions and impairment (losses), net, net of taxes	1,044	355

Net earnings, as restated	$11,887	$37,683

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)
     Consolidated Balance Sheets:

	As Reported in the
	April 12, 2005 Form 8-K (2)	As Restated (2)
	October 31, 2004	October 31, 2004
Assets held for sale	$3,590	$10,493
Total current assets	134,491	140,171
Deferred income taxes	43,124	54,940
Goodwill	404,169	267,169
Total assets	2,565,198	2,442,333
Liabilities associated with assets held for sale	2,388	6,491
Total current liabilities	71,781	76,260
Retained earnings (accumulated deficit)	3,298	(118,559)
Total shareholders’ equity (1)	784,258	662,401
Total liabilities and shareholders’ equity	$2,565,198	$2,442,333

October 31,
2004
(1) Total shareholders’ equity, as previously reported	$784,258
Cumulative effect of change in accounting principle (net of $16,310 income tax benefit)	(193,090)
Reversal of original goodwill impairment, net of tax	66,900
Change in gains on dispositions and impairment (losses), net for 2003, net of tax	2,023
Change in gains on dispositions and impairment (losses), net for 2004, net of tax	2,310

Total shareholders’ equity, as restated	$662,401

(2)	The reported amounts from the April 12, 2005 Form 8-K represent the January 2005 classification of continuing and discontinued operations. The restated amounts represent the July 2005 classification of continuing and discontinued operations.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation
     (a) The Company
     The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2005, the Company owned and operated 233 funeral homes and 145 cemeteries in 26 states within the United States and Puerto Rico. The Company has 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. All Other consists of the Company’s operations in Puerto Rico. Additional information on segments can be found in Note 10.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of July 31, 2005, and for the three and nine months ended July 31, 2005 and 2004, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods, except for any adjustments that may be required as a result of the completion of the deferred revenue project. See the Explanatory Note on page 2. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 as amended by Amendments No. 1 and 2 thereto (the “Amended 2004 Form 10-K”).
     The October 31, 2004 condensed consolidated balance sheet data was derived from financial statements in the Company’s Amended 2004 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s Amended 2004 Form 10-K.
     The results of operations for the three and nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2005.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
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
     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amounts of receivables due beyond one year approximate fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities, including marketable securities in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments, are stated at fair value as they are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Note 3(b) for additional information. The fair value of the Company’s long-term variable- and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
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
     (i) Goodwill (Restated)
     The Company’s historical evaluation of goodwill was performed at the funeral and cemetery segment levels, which the Company previously reported as its reporting units. As discussed in Note 1, the Company’s evaluation of the goodwill of its operations will now consist of 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of the Company’s 11 operating and reportable segments and an additional four reporting units which are a further breakdown of its two operating and reportable segments in its Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations.
     The revision of the Company’s operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. Consequently, the Company recorded a $193,090 million after-tax ($1.78 per diluted share) charge for the year ended October 31, 2002, which was reflected as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. The Company’s previously reported financial statements did not include a goodwill impairment charge upon the initial adoption of SFAS No. 142 on November 1, 2001 or during its annual assessment in the fourth quarter of fiscal year 2002. The Company also restated its previously reported fiscal year 2003 goodwill impairment charge of $73,000 ($66,900 after tax, or $.62 per share) to reflect its revised reporting units, which resulted in no goodwill impairment charge for the year ended October 31, 2003. The Company’s annual goodwill assessment for the year ended October 31, 2004, applying the revised reporting units, resulted in no goodwill impairment charge for fiscal year 2004. This was consistent with the previous reporting for fiscal year 2004.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
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
     Restated goodwill in excess of net assets of companies acquired, totaled approximately $267,859 and $267,169 as of July 31, 2005 and October 31, 2004, respectively. Goodwill and changes in goodwill by operating segment from October 31, 2004 to July 31, 2005 is presented below.

	Goodwill	Changes due to businesses	Goodwill
	October 31, 2004	held for sale	July 31, 2005
Central Division – Funeral	$116,881	$—	$116,881
Western Division – Funeral	—	—	—
Eastern Division – Funeral	17,051	—	17,051
Southern Division Florida – Funeral	46,199	(40)	46,159
All Other – Funeral (1)	17,571	815	18,386

Total Funeral Goodwill	$197,702	$775	$198,477

Central Division – Cemetery	$44,345	$—	$44,345
Western Division – Cemetery	—	—	—
Eastern Division – Cemetery	25,122	(85)	25,037
Southern Division Florida – Cemetery	—	—	—
All Other – Cemetery (1)	—	—	—

Total Cemetery Goodwill	$69,467	$(85)	$69,382

Total Goodwill	$267,169	$690	$267,859

(1)	All Other includes the Company’s operations in Puerto Rico.
     (j) Stock-Based Compensation
     As of July 31, 2005, the Company had five stock-based compensation plans, which are described in more detail in Note 22 to the consolidated financial statements of the Company’s Amended 2004 Form 10-K. The Company
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $214 and $87 for the three months ended July 31, 2005 and 2004, respectively, and $566 and $459 for the nine months ended July 31, 2005 and 2004, respectively. See Note 2(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company has evaluated the impact of its adoption on its financial statements. See Note 3 for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net earnings (loss)	$11,636	$11,887	$(124,256)	$37,683
Stock-based employee compensation expense included in reported net earnings, net of tax.	133	54	351	285
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(416)	(416)	(1,351)	(1,386)

Pro forma net earnings (loss)	$11,353	$11,525	$(125,256)	$36,582

Net earnings (loss) per common share:
Basic – as reported	$.11	$.11	$(1.14)	$.35

Basic – pro forma	$.10	$.11	$(1.15)	$.34

Diluted – as reported	$.11	$.11	$(1.14)	$.35

Diluted – pro forma	$.10	$.11	$(1.14)	$.34

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
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral service and merchandise sales. The Company has applied this change in
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
accounting principle effective November 1, 2004. All selling costs related to the acquisition of new prearranged funeral service sales and prearranged funeral merchandise sales are now expensed as incurred. Prior to that time, the selling costs that related to the Company’s preneed funeral service and merchandise contracts were included in deferred charges and amortized in proportion to the preneed revenue recognized during the period. See Note 3(a) for additional information.
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
     (l) Cemetery Revenue
     The Company sells preneed cemetery merchandise and services under contracts that provide for delivery of the merchandise and services at the time of need. Preneed cemetery merchandise and service sales are recorded as cemetery revenue in the period the merchandise is delivered or service is performed. Cemetery merchandise and services sold at the time of need are recorded as cemetery revenue in the period the service is performed or the merchandise is delivered.
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs related to the acquisition of new prearranged cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. All selling costs related to the acquisition of new prearranged
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
cemetery service sales and prearranged cemetery merchandise sales are now expensed as incurred. Prior to that time, the selling costs that related to the Company’s preneed cemetery merchandise and services contracts were included in deferred charges and amortized in proportion to the preneed revenue recognized during the period. See Note 3(a) for additional information.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
     (n) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. As of July 31, 2005 and October 31, 2004, the Company’s deferred tax asset valuation allowance was $10,230 and $9,744, respectively. The valuation allowance is attributed primarily to expected capital losses related to businesses held for sale or sold for which the Company does not expect to receive a benefit.
     For the purpose of calculating income taxes for discontinued operations, earnings (loss) from discontinued operations is segregated into two categories: operating results and gain or loss on dispositions. Operating results are tax effected in the ordinary manner (i.e., income tax expense on net operating income, income tax benefit on net operating loss).
     For calculating the gain or loss on dispositions, businesses held for sale are grouped by sale type (i.e., stock sale or asset sale). Those classified as asset sales for tax purposes are netted, and any gains or losses are characterized as “ordinary.” An income tax provision or benefit is calculated as appropriate on these gains or losses. Those classified as stock sales for tax purposes are netted, and any gains or losses are characterized as “capital.” An income tax provision or benefit is calculated as appropriate on these gains or losses. The Company’s current policy is to provide a valuation allowance for any net benefits because capital losses are deductible only against capital gains, and the Company cannot at this time predict with certainty its ability to generate sufficient capital gains in future periods to absorb the losses before the carry-forward expiration given the significant amount of capital losses that were incurred in prior years.
     As sales are finalized, the Company adjusts the gain or loss for changes in actual sales proceeds as compared to estimates, and for basis differences at the time of sale, as well as any changes in the type of sale. Sales originally anticipated to be stock sales but consummated as asset sales will generate ordinary losses. The Company records a tax benefit and adjusts the valuation allowance for the respective amount resulting from the changes in circumstances surrounding the finalized sale. This adjustment is allocated to continuing operations or discontinued operations consistent with the reporting of the pre-tax income or loss.
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
     (o) Earnings Per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options and non-vested restricted stock awards) had been issued during each period as discussed in Note 9.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
     On March 17, 2005, the Company substantially completed its $28,000 stock repurchase program initiated in June 2003, having repurchased 4,400,000 shares since its inception. On March 28, 2005, the Company announced a new $30,000 stock repurchase program. The repurchases are limited to the Company’s Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the new program through July 31, 2005, the Company has repurchased 1,200,000 shares of its Class A common stock at an average price of $6.64 per share.
     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers (of which 110,666 shares have been cancelled as of July 31, 2005 and 27,972 shares were withheld to cover the tax obligation related to the vested restricted stock as of July 31, 2005). The restricted stock vests in equal one-third portions at October 31, 2004, October 31, 2005 and October 31, 2006. On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer, which vest 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers, which vest 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
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
     (r) Dividends
     On March 28, 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. The first dividend was paid on April 29, 2005 to shareholders of record at the close of business on April 15, 2005. Another dividend was paid on July 29, 2005 to shareholders of record as of July 15, 2005. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance.
     (s) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. As of July 31, 2005, approximately 73 percent of the Company’s 233 funeral locations were owned by the Company’s subsidiaries and approximately 27 percent were held under operating leases.
     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America. The Company subsequently reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,838 ($1,140 after tax, or $.01 per share).
     The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company recorded the cumulative effect of these prior period adjustments of $1,838 as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Of this amount, $1,823 was attributed to funeral costs and expenses, and the remaining $15 to cemetery costs and expenses.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
     The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.
     (t) Reclassifications
     Certain reclassifications have been made to the 2004 condensed consolidated statements of earnings and cash flows in order for these periods to be comparable. These reclassifications had no effect on net earnings or shareholders’ equity. See Note 13 for a discussion of the reclassifications related to discontinued operations.
(3) Change in Accounting Principles and New Accounting Principles
     (a) Preneed Selling Costs
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Therefore, the Company’s results of operations for the three and nine months ended July 31, 2005 are reported on the basis of the changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and included in deferred charges and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” This expense amortization was included in amortization of preneed selling costs in the consolidated statements of cash flows. Accordingly, fiscal year 2004 includes the amortization of these deferred preneed selling costs, while fiscal year 2005 does not. The Company has decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it will make its reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.
     As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $234,553 ($141,318 after tax, or $1.29 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change. The table below presents the Company’s earnings from continuing operations before cumulative effect of change in accounting principle, net earnings (loss), diluted earnings per share from continuing operations before cumulative effect of change in accounting principle and diluted net earnings (loss) per share for the three and nine months ended July 31, 2005 had the Company not made this accounting change.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)

	Three Months Ended			Nine Months Ended
	July 31, 2005			July 31, 2005
			Results under			Results under
	As Reported	Changes	Old Method	As Reported	Changes	Old Method
Earnings from continuing operations before cumulative effect of change in accounting principle	$10,889	$1,259	$12,148	$16,045	$2,691	$18,736
Net earnings (loss)	$11,636	$1,257	$12,893	$(124,256)	$143,542	$19,286
Basic earnings per common share from continuing operations before cumulative effect of change in accounting principle	$.10	$.01	$.11	$.14	$.03	$.17
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle	$.10	$.01	$.11	$.14	$.03	$.17
Basic earnings (loss) per common share	$.11	$.01	$.12	$(1.14)	$1.32	$.18
Diluted earnings (loss) per common share	$.11	$.01	$.12	$(1.14)	$1.32	$.18
     The table below presents the pro forma amounts for the three and nine months ended July 31, 2004 as if the accounting change had been in effect during those periods.

	Three Months Ended			Nine Months Ended
	July 31, 2004			July 31, 2004
	As Reported			As Reported
	- Restated	Changes	Pro Forma	- Restated	Changes	Pro Forma
Gross profit:
Funeral	$17,574	$(1,433)	$16,141	$61,666	$(3,588)	$58,078
Cemetery	13,750	(128)	13,622	43,076	(1,129)	41,947

	$31,324	$(1,561)	$29,763	$104,742	$(4,717)	$100,025
Earnings from continuing operations	$10,144	$(967)	$9,177	$33,861	$(2,924)	$30,937
Net earnings	$11,887	$(912)	$10,975	$37,683	$(2,775)	$34,908
Basic earnings per common share from continuing operations	$.09	$—	$.09	$.31	$(.02)	$.29
Diluted earnings per common share from continuing operations	$.09	$(.01)	$.08	$.31	$(.03)	$.28
Basic earnings per common share	$.11	$(.01)	$.10	$.35	$(.03)	$.32
Diluted earnings per common share	$.11	$(.01)	$.10	$.35	$(.03)	$.32
See Explanatory Note on page 2 for important information.

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
     The Company implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affects certain line items in the consolidated balance sheet and statement of earnings as described below, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 4, 5 and 6.
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
See Explanatory Note on page 2 for important information.

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
     In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The disclosure guidance included in EITF 03-1 remains effective. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no impact on net earnings. See Notes 2(e), 3(b), 4, 5 and 6.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)
This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.
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
     Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed funeral contracts and related trust investments in connection with the implementation of FIN 46R. See Note 3(b) for additional information. The Company also changed its accounting for insurance-funded preneed funeral contracts. The contract amounts associated with unfulfilled insurance-funded preneed funeral contracts are not reflected on the consolidated balance sheet. However, when a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed funeral revenues into non-controlling interest in funeral and cemetery trusts.
     Funeral revenues are recognized in the consolidated statement of earnings on preneed funeral contracts (trust- funded and insurance-funded) at the time the funeral service is performed. Through April 30, 2004, trust investment earnings, net of taxes and certain other expenses paid by the trust, were accrued and deferred when realized. When the services were performed, those net investment earnings were recognized in funeral revenues. These amounts are intended to cover future increases in the cost of providing a price-guaranteed funeral service. Beginning with the third quarter of 2004, the Company now recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed funeral receivables and trust investments) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The Company simultaneously recognizes a corresponding expense within investment and other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed funeral revenues). The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed funeral revenue line items; there is no effect on net earnings. Effective April 30, 2004, the cumulative undistributed net trust investment earnings of the funeral merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed funeral revenues. Upon performance of the funeral services, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed funeral revenue, including realized trust earnings.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at July 31, 2005 and October 31, 2004 are as follows:

	July 31, 2005	October 31, 2004
Trust assets	$454,743	$439,625
Receivables from customers	59,978	64,183

Preneed funeral receivables and trust investments	$514,721	$503,808

     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized as of July 31, 2005.
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
     The cost and market values associated with preneed funeral merchandise and services trust assets at July 31, 2005 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $80,136 as of July 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $8,940 related to trust investments are temporary in nature. See Note 2(e) for additional information.

	July 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$51,433	$—	$—	$51,433
U.S. Government, agencies and municipalities	6,452	67	(44)	6,475
Corporate bonds	21,287	1,010	(370)	21,927
Preferred stocks	67,511	1,350	(635)	68,226
Common stocks	238,846	19,973	(7,758)	251,061
Mutual funds	28,907	1,025	(133)	29,799
Insurance contracts and other long- term investments	23,666	354	—	24,020

Trust investments	$438,102	$23,779	$(8,940)	$452,941

Market value as a percentage of cost					103.4%

Accrued investment income				1,995
Less trust investments of assets held for sale				(193)

Trust assets				$454,743

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2005
Due in one year or less	$3,297
Due in one to five years	11,836
Due in five to ten years	12,958
Thereafter	311

$28,402

     During the three months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $43,230 and $40,860, respectively. These sales resulted in realized gains and losses of $3,716 and $669, respectively. During the three months ended July 31, 2004, purchases and sales of available for sale securities included in trust investments were $1,003 and $9,732, respectively, and these sales resulted in realized gains and losses of $292 and $1,562, respectively. During the nine months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $174,901 and $104,373, respectively, and these sales resulted in realized gains and losses of $8,747 and $5,295, respectively.
     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $76,135 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $13,735 related to trust investments are temporary in nature. See Note 2(e) for additional information.

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

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
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
Insurance-Funded Preneed Funeral Contracts
     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected above or in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of July 31, 2005 and October 31, 2004 was $374,237 and $352,092, respectively, of which $71 relates to assets held for sale at October 31, 2004. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company. See Note 2(k) for additional information.
(5) Preneed Cemetery Merchandise and Service Activities
     The Company sells price-guaranteed preneed cemetery contracts providing for merchandise or services to be delivered in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. Effective April 30, 2004, the Company changed certain aspects of its accounting for preneed cemetery contracts upon implementation of FIN 46R. For additional information, see Note 3(b). When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenues into non-controlling interest in funeral and cemetery trusts.
     Beginning with the third quarter of 2004, the Company recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to preneed cemetery receivables and trust investments). The Company simultaneously recognizes a corresponding expense within investment and other income, net equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in funeral and cemetery trusts), or attributable to the Company (with a corresponding credit to deferred preneed cemetery revenues) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred preneed cemetery revenue line items; there is no effect on net earnings. Effective April 30, 2004, the cumulative undistributed net trust investment earnings of the cemetery merchandise and services trusts are included in non-controlling interest in funeral and cemetery trusts instead of deferred preneed cemetery revenues. Upon performance of services or delivery of merchandise, the Company recognizes as revenues amounts attributed to the non-controlling interest holders or included in deferred preneed cemetery revenue, including realized trust earnings.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of July 31, 2005 and October 31, 2004 are as follows:

	July 31, 2005	October 31, 2004
Trust assets	$204,684	$194,008
Receivables from customers	58,772	64,168

Preneed cemetery receivables and trust investments	$263,456	$258,176

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2005 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $44,011 as of July 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $3,333 related to trust investments are temporary in nature. See Note 2(e) for additional information.

	July 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$27,414	$—	$—	$27,414
U.S. Government, agencies and municipalities	6,470	96	(18)	6,548
Corporate bonds	10,077	472	(88)	10,461
Preferred stocks	34,341	705	(317)	34,729
Common stocks	106,048	9,909	(2,908)	113,049
Mutual funds	10,410	494	(2)	10,902
Insurance contracts and other long-term investments	569	1	—	570

Trust investments	$195,329	$11,677	$(3,333)	$203,673

Market value as a percentage of cost					104.3%

Accrued investment income				1,075
Less trust investments of assets held				(64)

Trust assets				$204,684

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2005
Due in one year or less	$1,175
Due in one to five years	7,629
Due in five to ten years	7,618
Thereafter	587

$17,009

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)
     During the three months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $24,959 and $18,314, respectively. These sales resulted in realized gains and losses of $1,340 and $(273), respectively. During the three months ended July 31, 2004, purchases and sales of available for sale securities included in trust investments were $993 and $3,270, respectively, and these sales resulted in realized gains and losses of $31 and $98, respectively. During the nine months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $83,690 and $59,259, respectively, and these sales resulted in realized gains and losses of $4,517 and $2,724, respectively.
     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2004 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $42,537 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,098 related to trust investments are temporary in nature. See Note 2(e) for additional information.

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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts
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
     Earnings realized from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $3,122 and $635 for the three months ended July 31, 2005 and 2004, respectively, and $5,822 and $5,271 for the nine months ended July 31, 2005 and 2004, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts at July 31, 2005 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,894 as of July 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $4,991 related to trust investments are temporary in nature. See Note 2(e) for additional information.

	July 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$18,818	$—	$—	$18,818
U.S. Government, agencies and municipalities	7,043	87	(51)	7,079
Corporate bonds	18,816	1,966	(102)	20,680
Preferred stocks	71,794	1,468	(1,596)	71,666
Common stocks	86,082	11,875	(3,196)	94,761
Mutual funds	3,550	142	(42)	3,650
Insurance contracts and other long-term investments	940	77	(4)	1,013

Trust investments	$207,043	$15,615	$(4,991)	$217,667

Market value as a percentage of cost					105.1%

Accrued investment income				1,162

Trust assets				$218,829

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2005
Due in one year or less	$1,058
Due in one to five years	8,974
Due in five to ten years	16,345
Thereafter	1,382

$27,759

     During the three months ended July 31, 2005, purchases and sales of available for sale securities were $40,425 and $36,887, respectively. These sales resulted in realized gains and losses of $1,879 and $(167), respectively. During the three months ended July 31, 2004, purchases and sales of available for sale securities were $8,391 and $15,444, respectively, and these sales resulted in realized gains and losses of $474 and $841, respectively. During the nine months ended July 31, 2005, purchases and sales of available for sale securities were $ 91,550 and $77,943, respectively, and these sales resulted in realized gains and losses of $3,778 and $1,850, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2004 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,524 as of October 31, 2004 from their original cost basis. The Company believes the unrealized losses reflected below of $6,017 related to trust investments are temporary in nature. See Note 2(e) for additional information.

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

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at July 31, 2005 are as follows:

	Non-controlling Interest
				Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$454,743	$204,684	$659,427	$218,829
Less:
Pending withdrawals	(5,955)	(10,838)	(16,793)	(2,789)
Pending deposits	1,650	1,455	3,105	593

Non-controlling interest	$450,438	$195,301	$645,739	$216,633

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

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)
Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended July 31, 2005 and 2004 and the nine months ended July 31, 2005 are detailed below.

	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005
Non-controlling interest:
Realized gains	$6,935	$797	$17,042
Realized losses	(229)	(2,501)	(9,869)
Interest income, dividend and other ordinary income	6,658	5,783	19,538
Trust expenses and income taxes	(2,880)	(3,160)	(9,192)

Net trust investment income	10,484	919	17,519
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(6,988)	(201)	(11,656)
Interest expense related to non-controlling interest in perpetual care trust investments	(3,496)	(718)	(5,863)

Total non-controlling interest	—	—	—
Investment and other income, net (1)	184	76	404

Total investment and other income, net	$184	$76	$404

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(8) Commitments and Contingencies
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
     The plaintiffs alleged that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services on the plaintiffs’ behalf. Plaintiffs further alleged that this failure violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis. The plaintiffs alleged that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Commitments and Contingencies—(Continued)
and Professions Code, and (iv) engaged in a civil conspiracy among the defendants to breach plaintiffs’ contracts and commit acts of unfair competition. The plaintiffs sought restitution damages, disgorgement, interest, costs, and attorneys’ fees.
     By order dated May 5, 2005, the court ruled that this case was related to similar actions against Service Corporation International (“SCI”) and Alderwoods Group, Inc. On August 18, 2005, the court sustained a demurrer in the SCI case, dismissing the conspiracy count, but allowing the plaintiffs to amend the remainder of the complaint. This ruling, by stipulation of the parties, applied equally to the suit filed against the Company.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Commitments and Contingencies—(Continued)
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2005
Earnings from continuing operations	$10,889

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$10,889	109,147	$.10

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	119

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$10,889	109,266	$.10

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2004 - Restated
Earnings from continuing operations	$10,144

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$10,144	107,067	$.09

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	1,001

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$10,144	108,068	$.09

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2005
Earnings from continuing operations before cumulative effect of change in accounting principle	$16,045

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$16,045	109,243	$.14

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	187

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$16,045	109,430	$.14

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2004 — Restated
Earnings from continuing operations	$33,861

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$33,861	107,461	$.31

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	600

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$33,861	108,061	$.31

     Options to purchase 1,182,100 and 1,095,234 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the three and nine months ended July 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011 and December 20, 2011. Options to purchase 545,352 and 684,796 shares of common stock at prices ranging from $16.00 to $27.25 and $6.96 to $27.25 per share were outstanding during the three and nine months ended July 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data
     In response to comments raised by the Staff of the SEC, the Company has re-evaluated its application of SFAS No. 131, and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. The Company’s restated presentation of segment data reflects 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. All Other consists of the Company’s operations in Puerto Rico. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.
     The Company operates four geographic divisions each with a division president: Central division, Western division, Eastern division and Southern division. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Southern division’s operations separately for Florida and Puerto Rico. Thus, the five geographic areas are the Central division, Western division, Eastern division, Southern division-Florida and Southern division-Puerto Rico. The Company’s funeral operations and cemetery operations in each of those geographic areas are further reviewed separately, resulting in 10 segments. The Central division consists of 72 funeral homes and 46 cemeteries in Alabama, Arkansas, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas and Wisconsin. The Western division consists of 56 funeral homes and 8 cemeteries in California, Oregon and Washington. The Eastern division consists of 49 funeral homes and 62 cemeteries in Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. The Southern division consists of 41 funeral homes and 21 cemeteries in Florida and 15 funeral homes and 8 cemeteries in Puerto Rico.
     The eleventh operating segment is the corporate trust management segment. The corporate trust management segment includes (i) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (ii) fee income related to the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”). Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers. These trust assets and the earnings on the trust assets are described in detail in Notes 4, 5, 6, and 7.
     ITI serves as investment advisor exclusively to the Company’s trust funds. ITI provides investment advisory services to the trusts for a fee. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.
     The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered, which are the earnings realized over the life of the contracts delivered during the relevant period. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and service trusts are deferred and are not reflected in the statement of earnings but are disclosed in Notes 4, 5, and 7 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the divisions.
     Perpetual care trust earnings are reported in the geographic segments, as these revenues are recognized currently and are used to maintain the cemeteries. Perpetual care trust earnings and the cost and market values of the perpetual care trust assets are presented in Note 6.
     The accounting policies of the Company’s segments are the same as those described in Note 2. The Company evaluates the performance of its segments and allocates resources to them using a variety of profitability metrics. The most comprehensive of these measures is gross profit.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data—(Continued)
     The Company also measures its preneed sales growth year-over-year. Preneed sales and the accounting for these sales are discussed in Notes 2(k) and 2(l), and Notes 3 through 7. Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed monthly by the Company’s CODM to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth. That is because preneed selling not only adds to the Company’s backlog but also strengthens at-need performance in the near-term. As such, the CODM reviews the preneed sales data in addition to revenue and gross profit.
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
     The Company incurs certain costs at the divisional or regional level which benefit all of the funeral homes and cemeteries in the division or region such as division management compensation, divisional and regional headquarters overhead, insurance costs or legal and professional fees. These costs are allocated to the facilities in the regions or divisions using various methods including their proportionate share of sales (which can include preneed sales) or payroll. These costs are included in funeral and cemetery costs.
     The Company incurs certain other costs at its Shared Services Center which benefit all of the funeral homes and cemeteries, such as the costs to process contracts, make collections, pay vendors, deliver information system services and deliver human resource services. These costs are allocated to the divisions and further allocated to the facilities in the division using various methods including their proportionate share of sales (which can include preneed sales) and the number of employees. These costs are included in funeral and cemetery costs.
     As discussed in Note 14, effective for the fourth quarter of fiscal year 2005, the Company reorganized its divisions. As a result, the Company will revise its operating and reportable segments and reporting units in the fourth quarter of 2005.
     The operating results of the Company’s businesses sold that meet the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings (see Note 13). The table below presents information about reported segments for the Company’s continuing operations.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data—(Continued)

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Central Division	$20,572	$20,086	$19,469	$18,388	$40,041	$38,474
Western Division	15,045	14,662	3,128	3,821	18,173	18,483
Eastern Division	12,207	12,070	19,400	18,577	31,607	30,647
Southern Division — Florida	10,654	10,672	13,104	10,717	23,758	21,389
All Other (2)	3,117	3,379	3,850	5,966	6,967	9,345
Corporate Trust Management (3)	6,284	6,847	3,134	3,088	9,418	9,935

Total	$67,879	$67,716	$62,085	$60,557	$129,964	$128,273

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Central Division	$65,265	$64,237	$56,223	$59,715	$121,488	$123,952
Western Division	46,369	46,436	9,429	10,117	55,798	56,553
Eastern Division	40,365	39,777	54,802	52,959	95,167	92,736
Southern Division — Florida	33,704	32,991	35,726	32,559	69,430	65,550
All Other (2)	10,177	10,129	11,991	10,675	22,168	20,804
Corporate Trust Management (3)	18,667	20,648	9,293	9,353	27,960	30,001

Total	$214,547	$214,218	$177,464	$175,378	$392,011	$389,596

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	Three Months	Three Months		Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended		Ended	Ended
	July 31, 2005	July 31, 2004		July 31, 2005	July 31, 2004		July 31, 2005	July 31, 2004
Central Division	$4,562	$4,937		$3,973	$3,965		$8,535	$8,902
Western Division	894	1,878		189	848		1,083	2,726
Eastern Division	1,709	1,913		3,434	2,831		5,143	4,744
Southern Division — Florida	853	1,490		3,674	2,018		4,527	3,508
All Other (2)	242	650		231	1,151		473	1,801
Corporate Trust Management (3)	6,142	6,706		3,007	2,937		9,149	9,643

Total	$14,402	$17,574	(4)	$14,508	$13,750	(4)	$28,910	$31,324	(4)

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data—(Continued)

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	Nine Months	Nine Months		Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended		Ended	Ended
	July 31, 2005	July 31, 2004		July 31, 2005	July 31, 2004		July 31, 2005	July 31, 2004
Central Division	$16,967	$17,944		$12,487	$14,550		$29,454	$32,494
Western Division	4,863	7,710		1,216	2,506		6,079	10,216
Eastern Division	6,716	9,034		8,841	10,040		15,557	19,074
Southern Division — Florida	4,580	4,959		8,525	6,852		13,105	11,811
All Other (2)	1,667	1,799		1,465	233		3,132	2,032
Corporate Trust Management (3)	18,223	20,220		8,896	8,895		27,119	29,115

Total	$53,016	$61,666	(4)	$41,430	$43,076	(4)	$94,446	$104,742	(4)

	Preneed Funeral Merchandise		Preneed Cemetery Merchandise		Total Preneed Merchandise
	and Service Sales (5)		and Service Sales (5)		and Service Sales (5)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Central Division	$5,900	$5,227	$3,708	$3,766	$9,608	$8,993
Western Division	8,166	7,158	1,042	971	9,208	8,129
Eastern Division	4,733	4,135	7,098	7,341	11,831	11,476
Southern Division — Florida	4,907	4,677	3,053	3,174	7,960	7,851
All Other (2)	1,242	1,193	793	929	2,035	2,122

Total	$24,948	$22,390	$15,694	$16,181	$40,642	$38,571

	Preneed Funeral Merchandise		Preneed Cemetery Merchandise		Total Preneed Merchandise
	and Service Sales (5)		and Service Sales (5)		and Service Sales (5)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Central Division	$17,696	$15,504	$10,255	$10,377	$27,951	$25,881
Western Division	21,118	18,902	2,902	2,828	24,020	21,730
Eastern Division	13,495	12,296	20,353	20,374	33,848	32,670
Southern Division — Florida	14,635	13,996	9,244	9,726	23,879	23,722
All Other (2)	3,410	3,627	2,513	2,933	5,923	6,560

Total	$70,354	$64,325	$45,267	$46,238	$115,621	$110,563

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	July 31,	October 31,	July 31,	October 31,	July 31,	October 31,
	2005	2004	2005	2004	2005	2004
Central Division	$213,540	$244,379	$325,886	$334,928	$539,426	$579,307
Western Division	73,557	90,331	62,550	56,414	136,107	146,745
Eastern Division	69,040	78,932	327,726	343,661	396,766	422,593
Southern Division — Florida	134,178	153,247	235,687	297,668	369,865	450,915
All Other (2)	53,687	61,300	73,125	75,417	126,812	136,717
Corporate Trust Management (3)	454,743	439,625	204,684	194,008	659,427	633,633
Reconciling Items (6)					84,800	72,423

Total					$2,313,203	$2,442,333

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data—(Continued)

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	July 31,	October 31,	July 31,	October 31,	July 31,	October 31,
	2005	2004	2005	2004	2005	2004
Central Division	$116,881	$116,881	$44,345	$44,345	$161,226	$161,226
Western Division	—	—	—	—	—	—
Eastern Division	17,051	17,051	25,037	25,122	42,088	42,173
Southern Division — Florida	46,159	46,199	—	—	46,159	46,199
All Other (2)	18,386	17,571	—	—	18,386	17,571

Total	$198,477	$197,702	$69,382	$69,467	$267,859	$267,169

1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(2)	All Other represents the Company’s operations in Puerto Rico.

(3)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2005 and 2004 were $1,350 and $1,323, respectively, and funeral trust earnings for the three months ended July 31, 2005 and 2004 were $4,934 and $5,524, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2005 and 2004 were $1,256 and $1,131, respectively, and cemetery trust earnings for the three months ended July 31, 2005 and 2004 were $1,878 and $1,957, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2005 and 2004 were $4,027 and $4,199, respectively, and funeral trust earnings for the nine months ended July 31, 2005 and 2004 were $14,640 and $16,449, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2005 and 2004 were $3,721 and $3,525, respectively, and cemetery trust earnings for the nine months ended July 31, 2005 and 2004 were $5,572 and $5,828, respectively.

(4)	Funeral and cemetery gross profit for the three and nine months ended July 31, 2004 do not include net preneed selling costs which would have been expensed if the accounting change described in Note 3(a) had been implemented in fiscal year 2004. The effect of net preneed selling costs is calculated by removing the amortization of deferred selling costs and including in expense the preneed selling costs incurred during 2004. The result of that calculation is the net preneed selling costs that would have reduced 2004 gross profit if the accounting change had been implemented in fiscal year 2004. Net preneed funeral selling costs amounted to $1,433 and $3,588 for the three and nine months ended July 31, 2004, respectively. Net preneed cemetery selling costs amounted to $128 and $1,129 for the three and nine months ended July 31, 2004, respectively.

(5)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.

(6)	Reconciling items consist of unallocated corporate assets.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data—(Continued)
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and nine months ended July 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Gross profit for reportable segments	$28,910	$31,324	$94,446	$104,742
Corporate general and administrative expenses	(5,545)	(4,150)	(14,343)	(12,684)
Separation charges	(147)	(1,085)	(147)	(3,216)
Gains on dispositions and impairment (losses), net	63	304	1,300	54
Other operating income, net	571	1,000	1,069	1,948
Interest expense	(6,456)	(11,502)	(23,503)	(35,976)
Loss on early extinguishment of debt	(114)	—	(32,822)	—
Investment and other income (expense), net	184	76	404	(992)

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$17,466	$15,967	$26,404	$53,876

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Service revenue
Funeral	$38,748	$38,004	$121,756	$120,378
Cemetery	16,052	13,174	44,804	42,982

	54,800	51,178	166,560	163,360
Merchandise revenue
Funeral	27,116	27,540	86,783	87,052
Cemetery	41,939	43,148	120,933	119,291

	69,055	70,688	207,716	206,343
Other revenue
Funeral	2,015	2,172	6,008	6,788
Cemetery	4,094	4,235	11,727	13,105

	6,109	6,407	17,735	19,893

Total revenue	$129,964	$128,273	$392,011	$389,596

Service costs
Funeral	$14,024	$11,985	$40,200	$35,892
Cemetery	10,772	10,412	30,166	29,124

	24,796	22,397	70,366	65,016
Merchandise costs
Funeral	15,877	15,196	48,698	47,483
Cemetery	23,256	23,320	66,227	64,100

	39,133	38,516	114,925	111,583
General and administrative expenses
Funeral	23,576	22,961	72,633	69,177
Cemetery	13,549	13,075	39,641	39,078

	37,125	36,036	112,274	108,255

Total costs	$101,054	$96,949	$297,565	$284,854

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2005 and October 31, 2004 and for the three and nine months ended July 31, 2005 and 2004, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 10.75 percent senior subordinated notes and 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investor’s Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes and senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$62,991	$4,888	$—	$67,879
Cemetery	—	56,395	5,690	—	62,085

	—	119,386	10,578	—	129,964

Costs and expenses:
Funeral	—	50,119	3,358	—	53,477
Cemetery	—	43,606	3,971	—	47,577

	—	93,725	7,329	—	101,054

Gross profit	—	25,661	3,249	—	28,910
Corporate general and administrative expenses	(5,545)	—	—	—	(5,545)
Separation charges	(147)	—	—	—	(147)
Gains on dispositions and impairment (losses), net	—	(26)	89	—	63
Other operating income, net	79	166	326	—	571

Operating earnings (loss)	(5,613)	25,801	3,664	—	23,852
Interest income (expense)	14,483	(18,562)	(2,377)	—	(6,456)
Loss on early extinguishment of debt	(114)	—	—	—	(114)
Investment and other income, net	184	—	—	—	184

Earnings from continuing operations before income taxes	8,940	7,239	1,287	—	17,466
Income taxes	2,926	2,762	889	—	6,577

Earnings from continuing operations	6,014	4,477	398	—	10,889

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(281)	871	—	590
Income tax benefit	—	(157)	—	—	(157)

Earnings (loss) from discontinued operations	—	(124)	871	—	747

Net earnings before equity in subsidiaries	6,014	4,353	1,269	—	11,636

Equity in subsidiaries	5,622	—	—	(5,622)	—

Net earnings	11,636	4,353	1,269	(5,622)	11,636
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$11,634	$4,353	$1,267	$(5,620)	$11,634

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$62,676	$5,040	$—	$67,716
Cemetery	—	54,634	5,923	—	60,557

	—	117,310	10,963	—	128,273

Costs and expenses:
Funeral	—	46,998	3,144	—	50,142
Cemetery	—	42,362	4,445	—	46,807

	—	89,360	7,589	—	96,949

Gross profit	—	27,950	3,374	—	31,324
Corporate general and administrative expenses	(4,150)	—	—	—	(4,150)
Separation charges	(1,085)	—	—	—	(1,085)
Gains on dispositions and impairment (losses), net	—	(170)	474	—	304
Other operating income, net	28	863	109	—	1,000

Operating earnings (loss)	(5,207)	28,643	3,957	—	27,393
Interest income (expense)	10,246	(19,697)	(2,051)	—	(11,502)
Investment and other income, net	76	—	—	—	76

Earnings from continuing operations before income taxes	5,115	8,946	1,906	—	15,967
Income taxes	1,665	3,335	823	—	5,823

Earnings from continuing operations	3,450	5,611	1,083	—	10,144

Discontinued operations:
Earnings from discontinued operations before income taxes	—	532	4	—	536
Income tax benefit	—	(1,207)	—	—	(1,207)

Earnings from discontinued operations	—	1,739	4	—	1,743

Net earnings before equity in subsidiaries	3,450	7,350	1,087	—	11,887

Equity in subsidiaries	8,437	—	—	(8,437)	—

Net earnings	11,887	7,350	1,087	(8,437)	11,887
Other comprehensive income, net	287	—	—	—	287

Comprehensive income	$12,174	$7,350	$1,087	$(8,437)	$12,174

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$199,164	$15,383	$—	$214,547
Cemetery	—	160,262	17,202	—	177,464

	—	359,426	32,585	—	392,011

Costs and expenses:
Funeral	—	151,732	9,799	—	161,531
Cemetery	—	124,236	11,798	—	136,034

	—	275,968	21,597	—	297,565

Gross profit	—	83,458	10,988	—	94,446
Corporate general and administrative expenses	(14,343)	—	—	—	(14,343)
Separation charges	(147)	—	—	—	(147)
Gains on dispositions and impairment (losses), net	—	961	339	—	1,300
Other operating income, net	240	416	413	—	1,069

Operating earnings (loss)	(14,250)	84,835	11,740	—	82,325
Interest income (expense)	40,043	(57,375)	(6,171)	—	(23,503)
Loss on early extinguishment of debt	(32,822)	—	—		(32,822)
Investment and other income, net	404	—	—	—	404

Earnings (loss) from continuing operations before income taxes	(6,625)	27,460	5,569	—	26,404
Income tax expense (benefit)	(2,505)	10,233	2,631	—	10,359

Earnings (loss) from continuing operations	(4,120)	17,227	2,938	—	16,045

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(246)	1,215	—	969
Income tax benefit	—	(48)	—	—	(48)

Earnings (loss) from discontinued operations	—	(198)	1,215	—	1,017

Earnings (loss) before cumulative effect of change in accounting principle	(4,120)	17,029	4,153	—	17,062
Cumulative effect of change in accounting principle	—	(131,395)	(9,923)	—	(141,318)

Net loss before equity (loss) in subsidiaries	(4,120)	(114,366)	(5,770)	—	(124,256)

Equity (loss) in subsidiaries	(120,136)	—	—	120,136	—

Net loss	(124,256)	(114,366)	(5,770)	120,136	(124,256)
Other comprehensive income (loss), net	331	—	(2)	2	331

Comprehensive loss	$(123,925)	$(114,366)	$(5,772)	$120,138	$(123,925)

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$198,637	$15,581	$—	$214,218
Cemetery	—	157,290	18,088	—	175,378

	—	355,927	33,669	—	389,596

Costs and expenses:
Funeral	—	142,898	9,654	—	152,552
Cemetery	—	118,697	13,605	—	132,302

	—	261,595	23,259	—	284,854

Gross profit	—	94,332	10,410	—	104,742
Corporate general and administrative expenses	(12,684)	—	—	—	(12,684)
Separation charges	(1,567)	(1,629)	(20)	—	(3,216)
Gains on dispositions and impairment (losses), net	—	(676)	730	—	54
Other operating income (expense), net	297	1,666	(15)	—	1,948

Operating earnings (loss)	(13,954)	93,693	11,105	—	90,844
Interest income (expense)	29,670	(59,364)	(6,282)	—	(35,976)
Investment and other income (expense), net	(992)	—	—	—	(992)

Earnings from continuing operations before income taxes	14,724	34,329	4,823	—	53,876
Income taxes	4,468	12,865	2,682	—	20,015

Earnings from continuing operations	10,256	21,464	2,141	—	33,861

Discontinued operations:
Earnings from discontinued operations before income taxes	—	2,555	71	—	2,626
Income tax benefit	—	(1,196)	—	—	(1,196)

Earnings from discontinued operations	—	3,751	71	—	3,822

Net earnings before equity in subsidiaries	10,256	25,215	2,212	—	37,683

Equity in subsidiaries	27,427	—	—	(27,427)	—

Net earnings	37,683	25,215	2,212	(27,427)	37,683
Other comprehensive income, net	1,888	—	—	—	1,888

Comprehensive income	$39,571	$25,215	$2,212	$(27,427)	$39,571

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$22,937	$6,147	$251	$—	$29,335
Marketable securities	—	—	1,290	—	1,290
Receivables, net of allowances	7,993	41,520	13,196	—	62,709
Inventories	438	29,966	6,854	—	37,258
Prepaid expenses	666	2,712	248	—	3,626
Deferred income taxes, net	2,145	2,053	—	—	4,198
Assets held for sale	—	738	—	—	738

Total current assets	34,179	83,136	21,839	—	139,154
Receivables due beyond one year, net of allowances	—	63,575	13,146	—	76,721
Preneed funeral receivables and trust investments	—	503,230	11,491	—	514,721
Preneed cemetery receivables and trust investments	—	244,686	18,770	—	263,456
Goodwill	—	247,513	20,346	—	267,859
Deferred charges	3,770	14,846	949	—	19,565
Cemetery property, at cost	—	349,896	20,293	—	370,189
Property and equipment, at cost	34,095	432,789	36,218	—	503,102
Less accumulated depreciation	19,000	170,046	10,887	—	199,933

Net property and equipment	15,095	262,743	25,331	—	303,169
Deferred income taxes, net	12,808	105,828	19,487	—	138,123
Cemetery perpetual care trust investments	—	218,829	—	—	218,829
Other assets	105	1,312	—	—	1,417

Total assets	$65,957	$2,095,594	$151,652	$—	$2,313,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,232	$—	$—	$—	$3,232
Accounts payable	137	7,101	223	—	7,461
Accrued expenses and other current liabilities	15,046	34,357	4,638	—	54,041
Liabilities associated with assets held for sale	—	401	—	—	401

Total current liabilities	18,415	41,859	4,861	—	65,135
Long-term debt, less current maturities	377,552	—	30,000	—	407,552
Intercompany payables, net	(1,011,181)	989,119	22,062	—	—
Deferred preneed funeral revenue	—	76,371	62,360	—	138,731
Deferred preneed cemetery revenue	—	265,500	27,428	—	292,928
Non-controlling interest in funeral and cemetery trusts	—	645,739	—	—	645,739
Other long-term liabilities	145,749	2,157	—	(136,843)	11,063

Total liabilities	(469,465)	2,020,745	146,711	(136,843)	1,561,148

Non-controlling interest in perpetual care trusts	—	216,633	—	—	216,633

Common stock	108,669	426	52	(478)	108,669
Other	426,755	(142,210)	4,891	137,319	426,755
Accumulated other comprehensive loss	(2)	—	(2)	2	(2)

Total shareholders’ equity	535,422	(141,784)	4,941	136,843	535,422

Total liabilities and shareholders’ equity	$65,957	$2,095,594	$151,652	$—	$2,313,203

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	4,551	41,087	14,529	—	60,167
Inventories	389	32,228	6,608	—	39,225
Prepaid expenses	822	2,117	14	—	2,953
Deferred income taxes, net	2,263	2,259	—	—	4,522
Assets held for sale	—	7,393	3,100	—	10,493

Total current assets	21,578	92,725	25,868	—	140,171
Receivables due beyond one year, net of allowances	98	64,139	14,455	—	78,692
Preneed funeral receivables and trust investments	—	487,840	15,968	—	503,808
Preneed cemetery receivables and trust investments	—	232,493	25,683	—	258,176
Goodwill	—	242,007	25,162	—	267,169
Deferred charges	4,859	229,507	19,912	—	254,278
Cemetery property, at cost	—	345,533	24,801	—	370,334
Property and equipment, at cost	31,845	426,969	33,638	—	492,452
Less accumulated depreciation	17,273	161,931	10,158	—	189,362

Net property and equipment	14,572	265,038	23,480	—	303,090
Deferred income taxes, net	12,808	29,198	12,934	—	54,940
Cemetery perpetual care trust investments	—	210,267	—	—	210,267
Other assets	104	1,304	—	—	1,408

Total assets	$54,019	$2,200,051	$188,263	$—	$2,442,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	7,662	323	—	9,075
Accrued expenses and other current liabilities	17,992	35,332	5,645	—	58,969
Liabilities associated with assets held for sale	—	4,777	1,714	—	6,491

Total current liabilities	20,807	47,771	7,682	—	76,260
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,041,358)	1,001,193	40,165	—	—
Deferred preneed funeral revenue	—	95,911	61,056	—	156,967
Deferred preneed cemetery revenue	—	245,495	38,763	—	284,258
Non-controlling interest in funeral and cemetery trusts	—	627,344	—	—	627,344
Other long-term liabilities	27,089	860	—	(16,819)	11,130

Total liabilities	(608,382)	2,018,574	177,666	(16,819)	1,571,039

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	554,849	(27,842)	10,545	17,297	554,849
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	662,401	(27,416)	10,597	16,819	662,401

Total liabilities and shareholders’ equity	$54,019	$2,200,051	$188,263	$—	$2,442,333

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$21,424	$24,857	$12,909	$—	$59,190

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(328)	7,594	2,465	—	9,731
Additions to property and equipment	(2,751)	(11,647)	(3,498)	—	(17,896)
Other	—	98	15	—	113

Net cash used in investing activities	(3,079)	(3,939)	(1,018)	—	(8,036)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(446,021)	—	—	—	(446,021)
Intercompany receivables (payables)	34,372	(22,396)	(11,976)	—	—
Debt issue costs and tender premium	(31,710)	—	—	—	(31,710)
Issuance of common stock	13,541	—	—	—	13,541
Purchase and retirement of common stock	(13,685)	—	—	—	(13,685)
Dividends	(5,466)	—	—	—	(5,466)
Other	8	—	—	—	8

Net cash used in financing activities	(8,961)	(22,396)	(11,976)	—	(43,333)

Net increase (decrease) in cash	9,384	(1,478)	(85)	—	7,821
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$22,937	$6,147	$251	$—	$29,335

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes — (Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$45,504	$18,266	$4,832	$—	$68,602

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	—	—	—	1,121
Proceeds from sale of assets, net	(1,203)	14,074	—	—	12,871
Additions to property and equipment	(2,393)	(11,452)	(435)	—	(14,280)
Other	—	199	9	—	208

Net cash provided by (used in) investing activities	(2,475)	2,821	(426)	—	(80)

Cash flows from financing activities:
Repayments of long-term debt	(64,748)	—	—	—	(64,748)
Intercompany receivables (payables)	24,868	(20,120)	(4,748)	—	—
Issuance of common stock	13,066	—	—	—	13,066
Purchase and retirement of common stock	(19,349)	—	—	—	(19,349)

Net cash used in financing activities	(46,163)	(20,120)	(4,748)	—	(71,031)

Net increase (decrease) in cash	(3,134)	967	(342)	—	(2,509)
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$15,841	$489	$(254)	$—	$16,076

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13)	Discontinued Operations, Assets Held for Sale and Impairment Charges
     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. Subsequently, the Company has sold seven of these businesses. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2005 or 2004 are currently reported in the discontinued operations section of the 2005 and 2004 consolidated statements of earnings. As of July 31, 2005, since the inception of the divestiture plan, the Company had closed on the sale of 71 businesses for approximately $29,000 in proceeds. As of July 31, 2005, total assets and total liabilities of the remaining businesses were $3,283 and $1,245, respectively. The operations of the remaining businesses (including $181 and $160 in revenue and $0 and ($4) in gross profit for the three months ended July 31, 2005 and 2004, respectively, and $583 and $541 in revenue and $25 and $1 in gross profit for the nine months ended July 31, 2005 and 2004, respectively) are included in continuing operations in the consolidated statements of earnings for the three and nine months ended July 31, 2005 and 2004.
     As discussed in Note 1, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company has sold as part of the Company’s plan initiated in December 2003 to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales has been re-evaluated and restated as has the assets held for sale balance. In 2004, this resulted in an additional net gain of $579, of which $638 occurred in the three months ended July 31, 2004 (a loss of $282 relates to continuing operations and a gain of $920 relates to discontinued operations) and $6 of which occurred in the nine months ended July 31, 2004 (a loss of $441 relates to continuing operations and a gain of $447 relates to discontinued operations).
     For the nine months ended July 31, 2005, the Company recorded net gains on dispositions and impairment (losses) of $63 and $1,300 for the three and nine months ended July 31, 2005 in continuing operations, respectively, for long-lived assets sold, primarily real estate, that did not qualify as discontinued operations. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of $622 and $1,068 for the three and nine months ended July 31, 2005, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13)	Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items as of July 31, 2005 and October 31, 2004 is set forth below. As of July 31, 2005, these assets and liabilities related primarily to the six remaining businesses the Company intends to sell. As of October 31, 2004, these assets and liabilities relate primarily to the businesses sold during the nine months ended July 31, 2005.
     The operating results of the discontinued operations for the three and nine months ended July 31, 2005 and 2004, respectively, are also set forth below:

	July 31, 2005	October 31, 2004
		Restated
Assets

Receivables, net of allowances	$44	$519
Inventories and other current assets	200	1,093
Net property and equipment	147	3,851
Preneed funeral receivables and trust investments	193	2,433
Preneed cemetery receivables and trust investments	65	1,283
Deferred income taxes, net	49	—
Deferred charges and other assets	40	1,314

Assets held for sale	$738	$10,493

Liabilities

Deferred income taxes, net	$—	$188
Deferred preneed funeral revenue	87	2,384
Deferred preneed cemetery revenue	52	705
Other long-term liabilities	5	—
Non-controlling interest in funeral and cemetery trusts	257	3,214

Liabilities associated with assets held for sale	$401	$6,491

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Funeral	$139	$2,551	$685	$10,317
Cemetery	82	199	493	964

	$221	$2,750	$1,178	$11,281

Gross profit:
Funeral	$(52)	$188	$(264)	$898
Cemetery	19	35	166	357

	(33)	223	(98)	1,255
Gains on dispositions and impairment (losses), net	622	277	1,068	1,305
Other operating income (expense), net	1	36	(1)	66

Earnings from discontinued operations before income taxes	$590	$536	$969	$2,626

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14)	Separation Charges
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its divisions. The reorganization consolidated operations from four divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process and are effective for the fourth quarter of fiscal year 2005. The total charge for severance and other costs associated with the reorganization is expected to be approximately $1,000, the majority of which will be incurred during the fourth quarter of fiscal year 2005. During the quarter ended July 31, 2005, the Company recorded a charge of $147 for these costs.
     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. For fiscal year 2004, the Company recorded a charge for severance and other costs associated with the workforce reductions of $2,435 ($1,510 after tax, or $.01 per share), of which $85 was recorded during the three months ended July 31, 2004 and $2,216 ($1,374 after tax, or $.01 per share) was recorded during the nine months ended July 31, 2004. There are no material remaining costs under the workforce reduction plan. The plan was completed June 1, 2004.
     In the third quarter of fiscal year 2004, the Company recorded charges of $1,000 related to separation pay of a former executive officer. For additional information, see Note 18.
(15)	Long-term Debt

	July 31, 2005	October 31, 2004
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$—	$59,000
Term Loan B	208,651	54,005
6.25% senior notes due 2013	200,000	—
10.75% senior subordinated notes due 2008	—	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 3.6% and 4.6% as of July 31, 2005 and October 31, 2004, respectively, partially secured by assets of subsidiaries, with maturities through 2022	2,133	3,800

Total long-term debt	410,784	416,805
Less current maturities	3,232	1,725

	$407,552	$415,080

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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Long-term Debt—(Continued)
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
     As of July 31, 2005, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of July 31, 2005, after giving consideration to the $15,658 of outstanding letters of credit and $41,061 bond the Company is required to maintain to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from trust funds in Florida, the Company’s availability under the revolving credit facility was $68,281. As of July 31, 2005 and October 31, 2004, the weighted average interest rates of the Company’s revolving credit facility and Term Loan B that were not hedged by the interest rate swap agreement in effect at October 31, 2004 and were subject to short-term variable interest rates were approximately 5.0 percent and 4.0 percent, respectively. See Note 2(p) for information on derivatives. The Company’s revolving credit facility includes a provision whereby the revolving credit commitment may be terminated by the lenders if an event of default occurs and is continuing.
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
     The Company’s senior secured credit facility contains affirmative and negative covenants that, among other things, impose limitations on liens, mergers, consolidations and asset sales, the incurrence of debt, and the payment of dividends. The senior secured credit facility also contains mandatory and optional prepayment provisions, financial covenants and customary events of default. If an event of default occurs, the lenders under the senior secured credit facility are entitled, among other rights, to declare amounts outstanding under the facility to be due and payable immediately. For further information regarding the Company’s senior secured credit facility, see Note 18 to the consolidated financial statements of the Company’s Amended 2004 Form 10-K.
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
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Long-term Debt—(Continued)
     The Company redeemed the remaining $1,750 principal amount of senior subordinated notes on the first call date of July 1, 2005 at the aggregate redemption price of $1,844, which was funded by cash on hand. In the third quarter of fiscal year 2005, the Company recorded a charge for the early extinguishment of debt of approximately $114 including the call premium and write-off of the remaining unamortized fees on the senior subordinated notes.
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
     In connection with the issuance of the 6.25 percent senior notes, the Company entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times.
     Due primarily to the restatements described in Note 1 and the deferred revenue project described in the Explanatory Note on page 2, the Company has so far been unable to cause the required registration statement to become effective and therefore is required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increases 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Long-term Debt—(Continued)
     Section 4.03 of the indenture governing the Company’s 6.25 percent notes requires it to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements by the Company’s certified independent accountants. In addition, the Company must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if the Company failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. The Company is furnishing this report to the trustee and filing it with the SEC, and believes that doing so will comply with the requirements of the indenture.
     The restatements described in Note 1 may have created defaults or events of default related to the requirement to file the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America under the Company’s senior secured credit facility. However, the Company sought and received a waiver of any default or event of default that may have arisen as a result of such restatements. After consideration of the waiver, the Company was in compliance with its debt covenants as of July 31, 2005 and October 31, 2004.
(16) Consolidated Comprehensive Income
     Consolidated comprehensive income (loss) for the nine months ended July 31, 2005 and 2004 is as follows:

	Nine Months Ended July 31,
	2005	2004
		(Restated)
Net earnings (loss)	$(124,256)	$37,683
Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax benefit of $454	—	740
Unrealized appreciation (depreciation) of investments, net of deferred tax expense of ($1) and ($14), respectively	(2)	57
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	—	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204) and ($507), respectively	333	897
Reduction (increase) in net unrealized losses associated with available- for-sale securities of the trusts	33,797	(3,639)
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(33,797)	3,639

Total other comprehensive income	331	1,888

Total comprehensive income (loss)	$(123,925)	$39,571

See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(17) Guarantees
     The Company’s obligations under its senior secured credit facility and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility, see Note 18 to the consolidated financial statements of the Company’s Amended 2004 Form 10-K and Note 15 included herein. For additional information regarding the 6.25 percent senior notes, see Note 15 included herein.
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
     As of July 31, 2005, the Company has guaranteed long-term debt of its subsidiaries of approximately $1,132 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.
(18) Related Party Transactions
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
     In July 2003, the Company entered into a retirement benefits agreement with Frank B. Stewart, Jr., who retired from his position as Chairman of the Board and became Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The first payment was made within five days after the announcement of his retirement. The second payment was made on June 20, 2004, and the final payment was made on June 20, 2005. The Company recorded the $1,650 charge in the third quarter of 2003.
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(18) Related Party Transactions—(Continued)
     On June 10, 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down. According to the terms of his employment agreement, he is entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of 2003 and has paid all of the $800 commitment as of July 31, 2005.
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at July 31, 2005, including accrued interest, was approximately $1,033.
(19) Deferred Revenue
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
(20) Subsequent Events
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. The Company’s executive offices and Shared Services Center are located in the New Orleans metropolitan area and its preliminary assessment indicates that no significant damage occurred to those facilities. However, most of the approximately 400 employees who work at this location did not have access to their homes until late September or early October, and many of those homes remain uninhabitable. For the month of September, the Company temporarily housed most of its Shared Services Center functions, such as cash receipts and disbursements, customer service, contract processing and information technology in Orlando, Florida, in newly-leased and existing Company office space, and temporarily housed other functions such as the executive offices, treasury, accounting, trust administration, human resources, training, communications, marketing, tax and compliance in the Dallas, Texas area in newly-leased office space. The Company has used approximately $2,500 in
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(20) Subsequent Events—(Continued)
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
     The Company’s operations in Mississippi and Alabama experienced no significant damage or business interruption. Based on the Company’s preliminary review of its property insurance, flood insurance and business interruption insurance, the Company believes that much of the loss it will experience due to Hurricane Katrina should be covered by insurance. However, the Company cannot yet with any certainty make an estimate of the ultimate financial impact that Hurricane Katrina will have on the Company.
See Explanatory Note on page 2 for important information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Historical Financial Statements
     In response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”), we have re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and have revised our operating and reportable segments. Our historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. Our restated presentation reflects 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. All Other consists of our operations in Puerto Rico. For further discussion of our operating segments, see Note 10 to our consolidated financial statements included herein.
     This revision of operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our historical evaluation of goodwill consisted of two reporting units — funeral and cemetery. Our evaluation of the goodwill of our operations is now based on 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of our 11 operating and reportable segments and an additional four reporting units which are a further breakdown of our two operating and reportable segments in our Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations. For further discussion of our reporting units, see Note 2(i) to our consolidated financial statements included herein.
     The revision of our operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the time we adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the resulting charges, see Note 2(i) to our consolidated financial statements included herein. Further, the restatement of goodwill on our balance sheet had the effect of changing the net book value of assets we have sold as part of our plan to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. Thus, the gain or loss on those sales has been re-evaluated and restated as has the assets held for sale balance. For further discussion of the effects of these changes, see Note 13 to our consolidated financial statements included herein. A summary of the effects of the restatement on our financial statements can be found in Note 1 to the consolidated financial statements included herein.
General
     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2005, we owned and operated 231 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico.
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. Our executive offices and Shared Services Center are located in the New Orleans metropolitan area and our preliminary assessment indicates that no significant damage occurred to those facilities. However, most of the approximately 400 employees who work at this location did not have access to their homes until late September or early October, and many of those homes remain uninhabitable. For the month of September, we temporarily housed most of our Shared Services Center functions, such as cash receipts and disbursements, customer service, contract processing and information technology in Orlando, Florida, in newly-leased and existing Company office space, and temporarily housed other functions such as the executive offices, treasury, accounting, trust administration, human resources, training, communications, marketing, tax and compliance in the Dallas, Texas area in newly-leased office space. We have used approximately $2.5 million in cash on hand for temporary relocation expenses. Beginning in early October, the executive offices and Shared Services Center were open and operating.
     Of our 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which represent approximately four percent of our annual revenues, are located in the New Orleans metropolitan area and have suffered substantial damage and are currently not operating. The book value of net property and equipment, receivables, inventory and cemetery property of these eight properties amounted to approximately $24.7 million at
See Explanatory Note on page 2 for important information.

July 31, 2005. We have established a team to formulate and implement a recovery plan for these businesses. We believe that the affected cemeteries will be operational prior to the affected funeral homes, and are in the process of establishing locations from which we can conduct temporary funeral home operations.
     Our operations in Mississippi and Alabama experienced no significant damage or business interruption. Based on our preliminary review of our property, flood and business interruption insurance, we believe that much of the loss we will experience due to the hurricane should be covered by insurance. However, we cannot yet with any certainty make an estimate of the ultimate financial impact that Hurricane Katrina will have on us.
     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Amended 2004 Form 10-K and Notes 2(e), 2(g), 2(k), 2(l) and Notes 3 through 7 to the condensed consolidated financial statements included herein.
     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 2(e), 2(g), 2(k), 2(l) and Notes 3 through 7 to the condensed consolidated financial statements.
     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our domestic trusts. However, the average realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent, 2.6 percent and 3.8 percent for fiscal years 2000, 2001, 2002, 2003, 2004 and the nine months ended July 31, 2005, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. We defer recognition of all earnings and losses realized by preneed funeral and cemetery merchandise and services trusts until the underlying products and services are delivered. Consequently, the lower investment returns realized during recent years reduced the trust earnings recognized as revenue in 2004 and the first nine months of 2005, and will likely do so for the remainder of fiscal year 2005. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and low returns on fixed-income investments put pressure on perpetual care trust earnings recognized in fiscal year 2004, in the first nine months of fiscal 2005, and may do so again during the remainder of fiscal year 2005. Because approximately 61 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.
     We mark our trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items on the balance sheet, with a corresponding increase or decrease in the deferred preneed revenue and non-controlling interest line items on the balance sheet. Therefore, there is no effect on net income. We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. We periodically review our investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily
See Explanatory Note on page 2 for important information.

impaired. This evaluation includes determining if we have the ability and intent to hold these investments for its forecasted recovery period and determining if there have been any changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 4, 5 and 6 to the condensed consolidated financial statements are temporary as the cost basis in these tables has already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $80.1 million and $44.0 million, respectively, as of July 31, 2005, from their original cost basis. They had net unrealized appreciation of $14.8 million and $8.3 million, respectively, as of July 31, 2005 resulting from temporary unrealized gains and losses. See Notes 4 and 5 to the condensed consolidated financial statements.
     Our cemetery perpetual care trust accounts had other than temporary declines of $30.9 million as of July 31, 2005, from their original cost basis. They had net unrealized appreciation of $10.6 million as of July 31, 2005 resulting from temporary unrealized gains and losses. See Note 6 to the condensed consolidated financial statements. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.
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
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 2(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amended 2004 Form 10-K. There have been no changes to our critical accounting policies since the filing of our Amended 2004 Form 10-K except for our treatment of preneed selling costs as noted below.
Preneed Selling Costs
     On May 31, 2005, we changed our method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Therefore, our results of operations for the three and nine months ended July 31, 2005 are reported on the basis of our changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service sales and prearranged funeral and cemetery merchandise sales were deferred and amortized in proportion to the
See Explanatory Note on page 2 for important information.

preneed revenue recognized in the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” We have decided to change our accounting for preneed selling costs to expense such costs as incurred. We concluded that expensing these costs as they are incurred would be preferable to the old method because it will make our reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.
     As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $234.5 million pretax, $141.3 million after tax (net of income tax benefit of $93.2 million), or $1.29 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 3(a) to the condensed consolidated financial statements for additional information.
Results of Operations
     The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 13 to the condensed consolidated financial statements included herein. For a discussion of our segments, see Note 10 to the consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2005 and 2004, results from continuing operations reflect those of same-store locations.
     As described above in “Critical Accounting Policies,” on May 31, 2005, we changed our method of accounting for selling costs incurred related to preneed funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Prior to this time, we deferred preneed selling costs and amortized them into expense in proportion to the preneed revenue recognized in the period. We now expense these costs in the period incurred. In the discussion below, the amounts presented in the tables for the three and nine months ended July 31, 2004 reflect historical amounts and therefore are not adjusted for this accounting change. In order to present results for the three and nine months ended July 31, 2004 comparable to those for the same periods of 2005 which include the accounting change, we have also included a discussion of the net preneed selling costs for each period of 2004 and their effect on gross profit. The effect of net preneed selling costs is calculated by removing the amortization of deferred selling costs and including in expense the preneed selling costs incurred during 2004. The result of that calculation is the net preneed selling costs that would have reduced 2004 gross profit if the accounting change had been implemented in fiscal year 2004.
Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004 — Continuing Operations Funeral Operations
See Explanatory Note on page 2 for important information.

Funeral Operations

	Three Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
Funeral Revenue:
Central Division	$20.6	$20.1		$.5
Western Division	15.0	14.6		.4
Eastern Division	12.2	12.1		.1
Southern Division — Florida	10.7	10.7		¯
All Other (1)	3.1	3.4		(.3)
Corporate Trust Management (2)	6.3	6.8		(.5)

Total Funeral Revenue	$67.9	$67.7		$.2

Funeral Costs:
Central Division	$16.0	$15.1		$.9
Western Division	14.2	12.8		1.4
Eastern Division	10.5	10.2		.3
Southern Division — Florida	9.8	9.2		.6
All Other (1)	2.9	2.7		.2
Corporate Trust Management (2)	.1	.1		¯

Total Funeral Costs	$53.5	$50.1	(3)	$3.4	(3)

Funeral Gross Profit:
Central Division	$4.6	$5.0		$(.4)
Western Division	.8	1.8		(1.0)
Eastern Division	1.7	1.9		(.2)
Southern Division — Florida	.9	1.5		(.6)
All Other (1)	.2	.7		(.5)
Corporate Trust Management (2)	6.2	6.7		(.5)

Total Funeral Gross Profit	$14.4	$17.6	(3)	$(3.2	) (3)

     Same-Store Analysis

	Change in	Change in
	Average Revenue	Same-Store Funeral	Cremation Rate
	Per Call	Services	2005	2004
Central Division	4.3%	.8%	22.0%	22.0%
Western Division	.8%	3.7%	57.3%	56.1%
Eastern Division	1.8%	(.7)%	26.2%	25.7%
Southern Division — Florida	4.3%	2.1%	40.5%	40.7%
All Other (1)	(2.3%)	(2.5%)	18.0%	14.8%
Total	1.0%	2.3%	37.2%	36.3%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue
See Explanatory Note on page 2 for important information.

for the three months ended July 31, 2005 and 2004 were $1.4 million and $1.3 million, respectively, and funeral trust earnings for the three months ended July 31, 2005 and 2004 were $4.9 million and $5.5 million, respectively.

(3)	Funeral costs from continuing operations for the three months ended July 31, 2004 do not include net preneed selling costs of $1.5 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the three months ended July 31, 2005 would have decreased $1.7 million from $16.1 million for the three months ended July 31, 2004.
     Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $0.2 million, or 0.3 percent, for the three months ended July 31, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to a 2.3 percent increase in the number of same-store funeral services performed, or 323 events out of 14,161 total same-store funeral services performed.
     We also experienced an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.3 percent increase in the average revenue per traditional funeral service and a 2.5 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years. This resulted in an overall 1.0 percent increase in the average revenue per funeral service for our same-store businesses. We believe the primary factors that contributed to the increases in our average revenue per traditional and cremation service were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.
     Funeral gross profit margin from continuing operations decreased from 26.0 percent in the third quarter of fiscal year 2004 to 21.2 percent in the third quarter of fiscal year 2005. Funeral costs from continuing operations for the three months ended July 31, 2004 do not include $1.5 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 23.8 percent for the three months ended July 31, 2004. The remaining decrease resulted from the year-over-year reduction in revenue from funeral trust earnings and increased health insurance costs due to an increase in the number of high-dollar claims in 2005. The funeral margin was also impacted by bonuses related to the funeral home incentive compensation plan. The cremation rate for our same-store operations was 37.2 percent for the three months ended July 31, 2005 compared to 36.3 percent for the corresponding period in 2004.
     Segment Discussion — Funeral
     Funeral revenue in the Central division and Western division funeral segments increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 0.8 percent and 3.7 percent, respectively, coupled with an increase in the average revenue per funeral service in the same-store businesses of 4.3 percent and 0.8 percent, respectively. Funeral revenue in the Eastern division segment increased primarily due to an increase in the average revenue per funeral service of 1.8 percent partially offset by a decrease in the number of funeral services performed by the same-store businesses of 0.7 percent. Funeral revenue in the corporate trust management segment declined primarily due to a reduction in trust earnings recognized upon the delivery of preneed funerals of $0.6 million, resulting from lower investment returns realized in our preneed funeral trusts during previous years.
     Funeral gross profit margin for the Central division, Western division, Eastern division and Southern division- Florida funeral segments decreased primarily due to increased health insurance costs, bonuses related to the funeral home incentive compensation plan and the effect of the accounting change as discussed above in “Consolidated Operations — Funeral.” As demonstrated in the table above, the same store cremation rate increased for the Western division and Eastern division funeral segments remained flat in the Central division segment, and decreased for the Southern division- Florida segment.
See Explanatory Note on page 2 for important information.

Cemetery Operations

	Three Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
Cemetery Revenue:

Central Division	$19.5	$18.4		$1.1
Western Division	3.1	3.8		(.7)
Eastern Division	19.4	18.6		.8
Southern Division — Florida	13.1	10.7		2.4
All Other (1)	3.9	5.9		(2.0)
Corporate Trust Management (2)	3.1	3.1		—

Total Cemetery Revenue	$62.1	$60.5		$1.6

Cemetery Costs:

Central Division	$15.5	$14.4		$1.1
Western Division	3.0	3.0		—
Eastern Division	16.0	15.7		.3
Southern Division — Florida	9.4	8.7		.7
All Other (1)	3.6	4.8		(1.2)
Corporate Trust Management (2)	.1	.2		(.1)

Total Cemetery Costs	$47.6	$46.8	(3)	$.8 (3)

Cemetery Gross Profit:

Central Division	$4.0	$4.0		$—
Western Division	.1	.8		(.7)
Eastern Division	3.4	2.9		.5
Southern Division — Florida	3.7	2.0		1.7
All Other (1)	.3	1.1		(.8)
Corporate Trust Management (2)	3.0	2.9		.1

Total Cemetery Gross Profit	$14.5	$13.7	(3)	$.8 (3)

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2005 and 2004 were $1.2 million and $1.1 million, respectively, and cemetery trust earnings for the three months ended July 31, 2005 and 2004 were $1.9 million and $2.0 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(3)	Cemetery costs from continuing operations for the three months ended July 31, 2004 do not include net preneed selling costs of $0.1 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the three months ended July 31, 2005 would have increased $ 0.9 million from $13.6 million for the three months ended July 31, 2004.
     Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $1.6 million, or 2.6 percent, for the three months ended July 31, 2005, compared to the corresponding period in 2004, primarily due to increases in perpetual care trust
See Explanatory Note on page 2 for important information.

earnings and cemetery property sales, which were partially offset by a decrease in revenue from cemetery merchandise deliveries during the quarter. Cemetery property sales increased 5.7 percent in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004, which is in line with the Company’s stated goal to increase cemetery property sales by 4 percent to 8 percent for fiscal year 2005.
     We experienced an annualized average return, excluding unrealized gains and losses, of 5.9 percent in our perpetual care trusts for the quarter ended July 31, 2005 resulting in revenue of $3.1 million, compared to 2.4 percent for the corresponding period in 2004 resulting in revenue of $0.6 million.
     Cemetery gross profit margin from continuing operations increased from 22.6 percent in the third quarter of fiscal year 2004 to 23.3 percent in the third quarter of fiscal year 2005. Cemetery costs from continuing operations for the three months ended July 31, 2004 do not include $0.1 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 22.5 percent for the three months ended July 31, 2004. The overall increase resulted from increased revenues as discussed above, partially offset by increased health insurance costs due to an increase in the number of high dollar claims in 2005.
     Segment Discussion — Cemetery
     Cemetery revenue in the Central division cemetery segment increased primarily due to an increase in perpetual care trust earnings. Cemetery revenue in the Eastern division segment increased primarily due to an increase in preneed property sales and an increase in perpetual care trust earnings, partially offset by a decrease in revenue from cemetery merchandise deliveries. Cemetery revenue in the Southern division-Florida segment increased primarily due to an increase in cemetery property sales and an increase in perpetual care trust earnings. Cemetery revenue in the Western division segment decreased primarily due to a decrease in merchandise deliveries and a decrease in construction during the year on various cemetery development projects. All Other cemetery segment revenue decreased primarily due to a decline in revenue associated with the construction of cemetery projects in Puerto Rico. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     Cemetery gross profit margin for the Eastern division and Southern division- Florida cemetery segments increased primarily due to increased cemetery revenue as discussed above, partially offset by the cost increases described in “Consolidated Operations — Cemetery.” Cemetery gross profit margin for the Western division segment and the All Other cemetery segment declined due to the decline in cemetery revenue coupled with the costs increases described in “Consolidated Operations - Cemetery.” Cemetery gross profit margin for the Central division segment decreased primarily due to the cost increases described above in “Consolidated Operations — Cemetery.”
Discontinued Operations
     The operating results of those businesses sold in fiscal year 2004 and the first nine months of fiscal year 2005 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the three months ended July 31, 2005 and 2004 were gains on dispositions and impairment (losses), net of $.6 million and $.3 million, respectively. Revenues for the three months ended July 31, 2005 were $0.2 million compared to $2.8 million in the same period in 2004. Income tax benefits for our discontinued operations for the three months ended July 31, 2005 were $0.2 million compared to $1.2 million for the same period in 2004.
Other
     Corporate general and administrative expenses for the three months ended July 31, 2005 increased $1.3 million compared to the same period in 2004 due in large measure to professional fees associated with our Sarbanes Oxley Section 404 compliance effort and increased legal and professional fees relating in part to the class action law suits.
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded a charge of
See Explanatory Note on page 2 for important information.

$0.1 million for the three months ended July 31, 2005. In December 2003, we announced a reduction and restructuring of our workforce. For the nine months ended July 31, 2004, we recorded $2.2 million for severance and other costs associated with the workforce reductions, of which $0.1 million was recorded in the third quarter of fiscal year 2004. The December 2003 workforce reduction plan was completed June 1, 2004. We also recorded $1.0 million for separation pay related to a former executive officer for the three months ended July 31, 2004. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     Total depreciation and amortization was $5.4 million for the third quarter of fiscal year 2005 compared to $13.1 million for the same period in 2004. Depreciation and amortization from continuing operations was $5.4 million for the third quarter of fiscal year 2005 compared to $13.0 million for the same period in 2004. Amortization in fiscal year 2004 included $7.2 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales and we no longer amortize these costs but rather expense them as incurred.
     Interest expense decreased $5.0 million to $6.5 million for the third quarter of fiscal year 2005 compared to $11.5 million for the same period in 2004 primarily due to a 394 basis-point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $32.9 million decrease in average debt outstanding.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the three months ended July 31, 2005 and 2004, we reported net gains on dispositions and impairment (losses) of $0.1 million and $0.3 million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.
     Other operating income, net, was $0.5 million for the three months ended July 31, 2005 compared to $1.0 million for the three months ended July 31, 2004. The decrease is primarily due to net gains on the sale of excess land during the third quarter of 2004.
     The effective tax rate for our continuing operations for the three months ended July 31, 2005 was a 37.7 percent benefit compared to a 36.5 percent expense for the same period in 2004.
     As of July 31, 2005 and September 30, 2005, our outstanding debt totaled $410.8 million and $410.7 million, respectively. Of the total debt outstanding as of July 31, 2005, approximately 49 percent was subject to fixed rates averaging 6.2 percent, and 51 percent was subject to short-term variable rates averaging approximately 5.0 percent. In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. One of the agreements expired on March 11, 2004, and the other expired on March 11, 2005. On November 19, 2004, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility. On February 11, 2005, we completed the private offering of $200.0 million principal amount of our 6.25 percent senior notes due 2013. We also borrowed $130.0 million in additional term loan debt under our senior secured credit facility. We used the net proceeds from these transactions, together with a portion of our available cash, to repurchase $298.2 million in aggregate principal amount of our 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest of $28.9 million. In the second quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) representing the bond tender premium, related fees and expenses and the write-off of unamortized fees. In the third quarter of fiscal year 2005, the remaining 10.75 senior subordinated notes were redeemed. We recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. For additional information, see Note 15 to the condensed consolidated financial statements.
Preneed Sales into and Deliveries out of the Backlog
     Gross preneed funeral sales increased 11.4 percent during the third quarter of 2005 compared to the corresponding period in 2004.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our
See Explanatory Note on page 2 for important information.

backlog and are not included in our operating results presented above. We added $45.1 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $18.7 million related to insurance-funded preneed funeral contracts) during the three months ended July 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $42.4 million (including $17.6 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $41.0 million for the three months ended July 31, 2005, compared to $42.7 million for the corresponding period in 2004, resulting in a net addition to the backlog of $4.1 million and a net reduction in the backlog of $0.3 million for the three months ended July 31, 2005 and 2004, respectively.
See Explanatory Note on page 2 for important information.

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004 — Continuing Operations
Funeral Operations

	Nine Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
Funeral Revenue:

Central Division	$65.2	$64.3		$.9
Western Division	46.4	46.4		—
Eastern Division	40.4	39.8		.6
Southern Division — Florida	33.7	33.0		.7
All Other (1)	10.2	10.1		.1
Corporate Trust Management (2)	18.6	20.6		(2.0)

Total Funeral Revenue	$214.5	$214.2		$.3

Funeral Costs:

Central Division	$48.3	$46.3		$2.0
Western Division	41.5	38.7		2.8
Eastern Division	33.7	30.8		2.9
Southern Division — Florida	29.1	28.1		1.0
All Other (1)	8.5	8.3		.2
Corporate Trust Management (2)	.4	.4		—

Total Funeral Costs	$161.5	$152.6	(3)	$8.9	(3)

Funeral Gross Profit:

Central Division	$16.9	$18.0		$(1.1)
Western Division	4.9	7.7		(2.8)
Eastern Division	6.7	9.0		(2.3)
Southern Division — Florida	4.6	4.9		(.3)
All Other (1)	1.7	1.8		(.1)
Corporate Trust Management (2)	18.2	20.2		(2.0)

Total Funeral Gross Profit	$53.0	$61.6	(3)	$(8.6	) (3)

Same-Store Analysis

	Change in
	Average Revenue	Change in Same-Store	Cremation Rate
	Per Call	Funeral Services	2005	2004
Central Division	3.8%	—	22.3%	21.7%
Western Division	2.2%	(1.3%)	58.6%	57.3%
Eastern Division	.8%	1.3%	25.4%	25.9%
Southern Division — Florida	4.4%	3.2%	39.7%	39.4%
All Other (1)	3.1%	.8%	16.2%	14.1%
Total	1.8%	.2%	37.0%	36.4%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2005 and 2004 were $4.0 million and $4.2 million, respectively, and funeral
See Explanatory Note on page 2 for important information.

trust earnings for the nine months ended July 31, 2005 and 2004 were $14.6 million and $16.4 million, respectively.

(3)	Funeral costs from continuing operations for the nine months ended July 31, 2004 do not include net preneed selling costs of $3.6 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the nine months ended July 31, 2005 would have decreased $5.0 million from $58.0 million for the nine months ended July 31, 2004.
     Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $0.3 million, or 0.1 percent, for the nine months ended July 31, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to a 0.2 percent increase in the number of same store funeral services and an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.2 percent increase in the average revenue per traditional funeral service and a 4.5 percent increase in the average revenue per cremation service. The increase in average revenue per funeral service was partially offset by a reduction in trust earnings recognized upon the delivery of preneed funerals, resulting from lower investment returns realized in our preneed funeral trusts during previous years, and by an increase in the proportion of non-traditional funerals, including cremations. This resulted in an overall 1.8 percent increase in the average revenue per funeral service for our same-store businesses. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.
     Funeral gross profit margin from continuing operations decreased from 28.8 percent for the nine months ended July 31, 2004 to 24.7 percent in the corresponding period in 2005. Funeral costs from continuing operations for the nine months ended July 31, 2004 do not include $3.6 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 27.1 percent for the nine months ended July 31, 2004. The remaining decrease in our funeral margin is primarily due to a $1.8 million charge related to prior period operating leases recorded during the second quarter of 2005 combined with the decline in trust earnings described above and increased health insurance costs due to an increase in the number of high-dollar claims in 2005. See Note 2(s) to the condensed consolidated financial statements for additional information on the lease accounting adjustment. The cremation rate for our same store operations was 37.0 percent for the nine months ended July 31, 2005 compared to 36.4 percent for the corresponding period in 2004.
     Segment Discussion — Funeral
     Funeral revenue in the Eastern division and Southern division-Florida funeral segments increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 1.3 percent and 3.2 percent, respectively, coupled with an increase in the average revenue per funeral service in the same-store businesses of 0.8 percent and 4.4 percent, respectively. Funeral revenue in the Central division segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 3.8 percent. Funeral revenue in the corporate trust management segment declined primarily due to a reduction in trust earnings recognized upon the delivery of preneed funerals of $1.8 million, resulting from lower investment returns realized in our preneed funeral trusts during previous years coupled with a decrease in trust management fees of $0.2 million.
     Funeral gross profit margin for the Central division, Western division, Eastern division and Southern division- Florida funeral segments decreased primarily due to increased health insurance costs and the effect of the accounting change as discussed above in “Consolidated Operations - Funeral.” As demonstrated in the table above, the same store cremation rate increased for the Central division, Western division and Southern division- Florida funeral segments and decreased for the Eastern division funeral segment.
See Explanatory Note on page 2 for important information.

Cemetery Operations

	Nine Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
Cemetery Revenue:

Central Division	$56.2	$59.7		$(3.5)
Western Division	9.5	10.1		(.6)
Eastern Division	54.8	53.0		1.8
Southern Division — Florida	35.7	32.5		3.2
All Other (1)	12.0	10.7		1.3
Corporate Trust Management (2)	9.3	9.4		(.1)

Total Cemetery Revenue	$177.5	$175.4		$2.1

Cemetery Costs:

Central Division	$43.8	$45.2		$(1.4)
Western Division	8.2	7.6		.6
Eastern Division	46.0	42.9		3.1
Southern Division — Florida	27.2	25.7		1.5
All Other (1)	10.5	10.4		.1
Corporate Trust Management (2)	.4	.5		(.1)

Total Cemetery Costs	$136.1	$132.3	(3)	$3.8	(3)

Cemetery Gross Profit:

Central Division	$12.4	$14.5		$(2.1)
Western Division	1.3	2.5		(1.2)
Eastern Division	8.8	10.1		(1.3)
Southern Division — Florida	8.5	6.8		1.7
All Other (1)	1.5	.3		1.2
Corporate Trust Management (2)	8.9	8.9		—

Total Cemetery Gross Profit	$41.4	$43.1	(3)	$(1.7	) (3)

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2005 and 2004 were $3.7 million and $3.5 million, respectively, and cemetery trust earnings for the nine months ended July 31, 2005 and 2004 were $5.6 million and $5.9 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(3)	Cemetery costs from continuing operations for the nine months ended July 31, 2004 do not include net preneed selling costs of $1.1 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the nine months ended July 31, 2005 would have decreased $0.6 million from $42.0 million for the nine months ended July 31, 2004.
     Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $2.1 million, or 1.2 percent, for the nine months ended July 31, 2005, compared to the corresponding period in 2004, primarily due to an increase in cemetery property sales, offset by a decrease in revenue from merchandise delivered during the nine months and a decrease in revenue
See Explanatory Note on page 2 for important information.

associated with the construction of cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 4.9 percent in the nine months ended July 31, 2005 compared to the corresponding period in 2004.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.9 percent in our perpetual care trusts for the nine months ended July 31, 2005 resulting in revenue of $5.8 million, compared to 3.5 percent for the corresponding period in 2004 resulting in revenue of $5.3 million.
     Cemetery gross profit margin from continuing operations decreased from 24.6 percent in the nine months ended July 31, 2004 to 23.3 percent in the corresponding period in 2005. Cemetery costs from continuing operations for the nine months ended July 31, 2004 do not include $1.1 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 23.9 percent for the nine months ended July 31, 2004. The remaining decline resulted from increased health insurance costs due to an increase in the number of high-dollar claims in 2005.
     Divisional Discussion — Cemetery
     Cemetery revenue in the Central division and Western division cemetery segments decreased primarily due to a decrease in the construction of cemetery projects and a decrease in revenue from merchandise delivered, partially offset by an increase in preneed cemetery property sales. For further discussion on the decrease in construction of cemetery projects, see “Consolidated Operations — Cemetery.” Cemetery revenue in the Eastern division segment increased primarily due to an increase in preneed property sales. Cemetery revenue in the Southern division-Florida segment increased primarily due to increases in cemetery property sales, merchandise deliveries and perpetual care trust earnings. All Other cemetery segment revenue increased primarily due to an increase in revenue associated with the construction of cemetery projects in Puerto Rico.
     The cemetery gross profit for each of the cemetery segments was impacted by the effect of the accounting change as discussed above in “Consolidated Operations — Cemetery.” In addition, cemetery gross profit margin for the Central and Western division segments decreased due primarily to a decline in cemetery revenue as described above and an increase in health insurance costs as described above in “Consolidated Operations — Cemetery.” Eastern division segment gross profit margin decreased due primarily to an increase in health insurance costs. The Southern division Florida segment increased primarily due to increased cemetery revenue, partially offset by an increase in health insurance costs. All Other cemetery segment gross profit margin increased due to the increase in cemetery revenue in Puerto Rico.
Discontinued Operations
     The operating results of those businesses sold in fiscal year 2004 and the first nine months of fiscal year 2005 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the nine months ended July 31, 2005 and 2004 were net gains on dispositions of $1.1 million and $1.3 million, respectively. Revenues for the nine months ended July 31, 2005 were $1.2 million compared to $11.3 million in the same period in 2004. Income tax benefits for our discontinued operations for the nine months ended July 31, 2005 were $0.1 million compared to $1.2 million for the same period in 2004.
Other
     Corporate general and administrative expenses for the nine months ended July 31, 2005 increased $1.6 million compared to the same period in 2004 primarily due to increased professional fees associated with our Sarbanes Oxley Section 404 compliance effort and increased legal and professional fees relating in part to the class action law suits.
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded a charge of $0.1 million for the nine months ended July 31, 2005. In December 2003, we announced a reduction and restructuring of our workforce. For the nine months ended July 31, 2004, we recorded $2.2 million for severance
See Explanatory Note on page 2 for important information.

and other costs associated with the workforce reductions. The workforce reduction plan was completed June 1, 2004. We also recorded $1.0 million for separation pay related to a former executive officer for the nine months ended July 31, 2004. These charges are presented in the “Separation charges” line item in the condensed consolidated statements of earnings.
     Total depreciation and amortization was $16.2 million for the nine months ended July 31, 2005 compared to $38.6 million for the same period in 2004. Depreciation and amortization from continuing operations was $16.2 million for the nine months ended July 31, 2005 compared to $38.1 million for the same period in 2004. Amortization in fiscal year 2004 included $21.0 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales, and we no longer amortize these costs but rather expense them as incurred.
     Interest expense decreased $12.5 million to $23.5 million for the nine months ended July 31, 2005 compared to $36.0 million for the same period in 2004 primarily due to a 268 basis point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $48.3 million decrease in average debt outstanding.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values, resulting in an impairment charge. For the nine months ended July 31, 2005, we evaluated our long-lived assets, reduced the 2003 impairment charge by $0.1 million and sold several assets that we held for sale at a net gain of $1.2 million. The net effect was that we reported net gains on dispositions and impairment (losses) of $1.3 million in continuing operations for the nine months ended July 31, 2005, compared to $0.1 million for the same period in 2004. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statements of earnings.
     Other operating income, net was $1.0 million for the nine months ended July 31, 2005 compared to $1.9 million for the nine months ended July 31, 2004. The decrease is primarily due to net gains on the sale of excess land and property during 2004.
     Investment and other income (expense), net, increased $1.4 million from an expense of $1.0 million for the nine months ended July 31, 2004 to income of $0.4 million for the nine months ended July 31, 2005. The $1.0 million expense for the nine months ended July 31, 2004 was primarily comprised of a write-down of certain marketable securities, which had market value losses that were deemed to be other than temporary.
     The effective tax rate for our continuing operations for the nine months ended July 31, 2005 was 39.2 percent compared to 37.2 percent for the same period in 2004. The change in the effective rate in 2005 compared to 2004 is primarily due to the tax benefit on the early extinguishment of debt, which was treated separately from the tax expense associated with ordinary income that was computed at 38.0 percent. The tax benefit on the early extinguishment of debt was calculated at 36.0 percent because of an expected reduced state benefit.
     On May 31, 2005, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $234.5 million pretax, $141.3 million after tax (net of income tax benefit of $93.2 million) or $1.29 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 3(a) to the condensed consolidated financial statements for additional information.
     As of July 31, 2005 and September 30, 2005, our outstanding debt totaled $410.8 million and $410.7 million, respectively. Of the total debt outstanding as of July 31, 2005, approximately 49 percent was subject to fixed rates averaging 6.2 percent, and 51 percent was subject to short-term variable rates averaging approximately 5.0 percent. For the nine months ended July 31, 2005, we recorded charges for the early extinguishment of debt of $32.8 million. See the section entitled “Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004 — Other” for further information.
See Explanatory Note on page 2 for important information.

Preneed Sales into and Deliveries out of the Backlog
     Gross preneed funeral sales increased 9.4 percent for the nine months ended July 31, 2005 compared to the same period in 2004.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $128.6 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $54.1 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $121.1 million (including $48.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $125.6 million for the nine months ended July 31, 2005, compared to $128.3 million for the corresponding period in 2004, resulting in a net increase in the backlog of $3.0 million for the nine months ended July 31, 2005 and a net reduction in the backlog of $7.2 million for the nine months ended July 31, 2004.
Liquidity and Capital Resources
Cash Flow
          Our operations provided cash of $59.2 million for the nine months ended July 31, 2005, compared to $68.6 million for the corresponding period in 2004. The 2004 amount includes a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. The reduction in cash flow from operations primarily resulted from the tax refund received during the first quarter of 2004. As discussed in Note 19 to the condensed consolidated financial statements included herein, in connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) earlier this year to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by physically reviewing certain of the preneed cemetery and funeral service and merchandise contracts. One of the results of this deferred revenue project is that we identified approximately $4 million of cash that could be withdrawn from our trust funds, for merchandise and services previously delivered. This had no effect on current period earnings but increased our cash flow from operations by approximately $4 million. We expect to withdraw approximately $10 million in our fourth quarter related to this project.
     Our investing activities resulted in a net cash outflow of $8.0 million for the nine months ended July 31, 2005, compared to a net cash outflow of $.1 million for the comparable period in 2004. Net asset sale proceeds amounted to $9.7 million for the nine months ended July 31, 2005 compared to $12.9 million for the same period in 2004. For the nine months ended July 31, 2005, capital expenditures amounted to $17.9 million, which included $12.8 million for maintenance capital expenditures, $2.0 million for growth initiatives and $3.1 million related to a building we purchased which was previously leased, compared to capital expenditures of $14.3 million in the same period in 2004, which included $12.9 million for maintenance capital expenditures and $1.4 million for growth initiatives.
     Our financing activities resulted in a net cash outflow of $43.3 million for the nine months ended July 31, 2005, compared to $71.0 million for the comparable period in 2004. The change was due primarily to net repayments of $6.0 million in the nine months ended July 31, 2005 (which includes $440.0 million in proceeds of long-term debt and $446.0 million in repayments of long-term debt), compared to repayments of $64.7 million in the comparable period of 2004. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004.
See Explanatory Note on page 2 for important information.

Contractual Obligations and Commercial Commitments
     As of July 31, 2005, our outstanding debt balance was $410.8 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2005.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$410.8	$3.2	$5.4	$4.4	$397.8
Interest on long-term debt (2)	172.4	24.4	48.5	47.8	51.7
Operating lease obligations (3)	35.5	1.2	7.9	6.8	19.6
Non-competition and other agreements (4)	6.9	.8	4.0	1.5	.6

	$625.6	$29.6	$65.8	$60.5	$469.7

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of September 30, 2005.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of July 31, 2005.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of July 31, 2005 are $1.2 million, $4.2 million, $3.7 million, $2.9 million, $3.9 million and $19.6 million for the years ending October 31, 2005, 2006, 2007, 2008, 2009 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to a former executive officer.
     We expect to be able to reduce our debt with approximately $10 million of remaining income tax benefits related to the sale of our foreign operations, which we expect to receive by the end of fiscal year 2007.
     In February 2005, we used the net proceeds of the issuance of $200.0 million of our 6.25 percent senior notes, an additional $130.0 million in Term Loan B borrowings and a portion of our available cash to complete a tender offer pursuant to which we repurchased $298.2 million of our 10.75 percent senior subordinated notes and paid related tender premiums, fees, expenses and accrued interest of $28.9 million. For additional information, see Note 15 to the condensed consolidated financial statements. We redeemed our remaining $1.8 million principal amount of senior subordinated notes on the first redemption date of July 1, 2005 at the aggregate redemption price of $1.8 million, which was funded by cash on hand. In the third quarter of fiscal year 2005, we recorded a charge for the early extinguishment of debt of $0.1 million representing the call premium and write-off of the remaining unamortized fees on the senior subordinated notes.
     In connection with the issuance of the 6.25 percent senior notes, we entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times.
     Due primarily to the restatements described in Note 1 to the condensed consolidated financial statements included herein and the deferred revenue project described in the Explanatory Note on page 2, we have so far been unable to cause the required registration statement to become effective and therefore are required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increases 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates.
See Explanatory Note on page 2 for important information.

     Section 4.03 of the indenture governing our 6.25 percent notes requires us to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements by our certified independent accountants. In addition, we must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if we failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. We are furnishing this report to the trustee and filing it with the SEC, and believe that doing so will comply with the requirements of the indenture.
     As of September 30, 2005, our outstanding debt balance was $410.7 million, consisting of $208.7 million in Term Loan B, $200.0 million of 6.25 percent senior notes, and $2.0 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of September 30, 2005.

				Other,
				Principally
				Seller
Fiscal	Revolving			Financing of
Year Ending	Credit	Term	Senior	Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2005	$—	$.6	$—	$.1	$.7
2006	—	2.2	—	1.0	3.2
2007	—	2.2	—	.6	2.8
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
Thereafter	—	199.3	200.0	.1	399.4

Total long-term debt	$—	$208.7	$200.0	$2.0	$410.7

     We also had $15.7 million of outstanding letters of credit as of July 31, 2005 and September 30, 2005, and we are required to maintain a bond of $41.1 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future.
     As of July 31, 2005 and September 30, 2005, there were no amounts drawn on our $125.0 million revolving credit facility. As of July 31, 2005 and September 30, 2005, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $68.3 million.
     On March 17, 2005, we substantially completed our $28.0 million stock repurchase program, having repurchased 4,400,000 shares since the inception of the program. On March 28, 2005, we announced a new $30.0 million stock repurchase program. Repurchases under the new program are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of this program through September 30, 2005, we have repurchased and retired 1,200,000 shares of our Class A common stock at an average price of $6.64 per share.
     On March 28, 2005, we announced that our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. Dividends were paid on April 29, 2005, July 29, 2005 and October 18, 2005. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance.
     The restatements described in Note 1 to the consolidated financial statements included herein may have created
See Explanatory Note on page 2 for important information.

defaults or events of default under our senior secured credit facility. However, we sought and received a waiver of any default or event of default that may have arisen as a result of such restatements. After consideration of the waiver, we were in compliance with our debt covenants as of July 31, 2005 and October 31, 2004.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2005 consist of the following items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 23 to the consolidated financial statements in our Amended 2004 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 4 to the condensed consolidated financial statements included herein.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Nine Months
Ended	Years Ended October 31,
July 31,	2004	2003	2002
2005	(Restated)	(Restated)	(Restated)		2001		2000
2.05(1)(5)	2.35 (2)	1.47 (3)	1.73	(4)(5)	-	(5)(6)	2.54

(1)	Pretax earnings for the nine months ended July 31, 2005 include $1.3 million of gains on dispositions and impairment (losses), net and a charge of $32.8 million for the loss on early extinguishment of debt.

(2)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and $0.1 million in gains on dispositions and impairment (losses), net.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.5 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $198.6 million in pretax earnings would have been required to eliminate the coverage deficiency.
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
Recent Accounting Standards
     See Note 3 to the condensed consolidated financial statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Explanatory Note on page 2 for important information.

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
Interest
     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 18 to our consolidated financial statements included in our Amended 2004 Form 10-K and in Note 15 to the condensed consolidated financial statements included herein and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both reports.
     As of July 31, 2005 and October 31, 2004, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $208.1 million and $314.6 million, respectively, compared to fair values of $203.7 million and $344.7 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 70 basis points and 40 basis points for July 31, 2005 and October 31, 2004, respectively, would result in changes of approximately $8.3 million and $0.9 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
     Our variable-rate debt consists of our Term Loan B and revolving credit facility. As of July 31, 2005 and October 31, 2004, the carrying value of our Term Loan B was $210.5 million and $54.0 million, respectively, compared to a fair value of $212.5 million and $54.7 million, respectively. As of July 31, 2005 there were no amounts drawn on the revolving credit facility, and as of October 31, 2004, the carrying value and fair value of our revolving credit facility was $59.0 million. None of the $210.5 million outstanding under the Term Loan B at July 31, 2005 was hedged. Each approximate 10 percent, or 60 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $0.7 million in our pretax earnings. Of the $113.0 million outstanding under Term Loan B and the revolving credit facility on October 31, 2004, $63.0 million was not hedged by the interest rate swap in effect at that time and was subject to short-term variable interest rates. Each approximate 10 percent, or 55 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $0.3 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.
See Explanatory Note on page 2 for important information.

Item 4. Controls and Procedures
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
     The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of July 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weakness discussed below. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
     Except as described below, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described in Note 1 to the condensed consolidated financial statements included herein, the Company concluded that the material weakness described below existed as of October 31, 2004 and through July 31, 2005.
     The Company did not maintain effective controls over the determination of operating and reportable segments in accordance with accounting principles generally accepted in the United States of America with regard to identifying its segments and reporting units for purposes of assessing goodwill impairments. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2004 and 2003, the annual consolidated financial statements for 2002, and adjustments to the consolidated financial statements of the first and second quarters of 2005. Additionally, this control deficiency could result in further misstatements to the Company’s goodwill, deferred taxes, equity and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting.
     In connection with its deferred revenue project discussed in Note 19 to the condensed consolidated financial statements included herein, the Company is also evaluating whether there could be a material weakness in internal control related to the Company’s deferred preneed revenue.
Management’s Remediation Initiatives
     The Company has taken a series of steps designed to improve the control processes regarding the accounting requirements for determining operating and reportable segments, reporting units and goodwill impairment. These steps include re-assessing the information provided to the Company’s CODM and how that determines the Company’s operating segments as well as assessing the economic similarity for reportable segments and reporting unit determination in the Company’s goodwill impairment analysis using gross profit.
See Explanatory Note on page 2 for important information.

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
See Explanatory Note on page 2 for important information.

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
See Explanatory Note on page 2 for important information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
May 1, 2005 through May 31, 2005	—	$—	—	$30,129,265

June 1, 2005 through June 30, 2005	638,800	$6.39	638,800	$26,046,679

July 1, 2005 through July 31, 2005	561,200	$6.92	561,200	$22,161,798

Total	1,200,000	$6.64	1,200,000	$22,161,798

(1)	On June 26, 2003, we announced that our Board of Directors had approved a stock repurchase program that allows us to invest up to $25.0 million in repurchases of our Class A common stock. In June 2004, the Board of Directors increased the program limit by an additional $3.0 million to $28.0 million. On March 17, 2005, we substantially completed our $28.0 million stock repurchase program, having repurchased 4,400,000 shares since its inception. On March 28, 2005, we announced a $30.0 million stock repurchase program. Repurchases under the program are limited to our Class A common stock and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of the program through July 31, 2005, we have repurchased and retired 1,200,000 shares at an average price of $6.64 per share.
See Explanatory Note on page 2 for important information.

Item 5. Other Information
Forward-Looking Statements
     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any predictions concerning the effects of Hurricane Katrina; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives, (5) our ability to control costs and maintain our margins, (6) the anticipated future effects of Hurricane Katrina, (7) our current plans for deployment of our projected cash flow, (8) the success and timing of selling the small businesses designated as held for sale, (9) our ability to realize the carrying value of our deferred tax assets and (10) estimates of the results of our deferred revenue project.
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
     Prior to Hurricane Katrina, we forecasted that earnings from continuing operations would be in the range of $.23 to $.27 per diluted share including three early extinguishment of debt charges estimated to total $.19 per share. This forecast did not include any adjustments that may be necessary as a result of our deferred revenue project. As described in more detail below, we cannot yet with any certainty make an estimate of the ultimate financial impact that Hurricane Katrina will have on us. Also, we have not completed our deferred revenue project. Therefore, we are no longer providing an earnings forecast for fiscal year 2005.
     Prior to Hurricane Katrina, our 2005 earnings forecast for continuing operations was based on the following principal assumptions:
(1)	The average revenue per traditional and cremation funeral service performed was expected to increase by approximately 2 percent to 3 percent, excluding any impact from funeral trust earnings. Increases in average revenue per funeral service performed may be partially offset by a decrease in the number of families served by continuing operations in 2005 as compared to 2004. The upper end of the forecast range assumed that these businesses would serve the same number of families during fiscal year 2005 as in
See Explanatory Note on page 2 for important information.

2004, and the lower end assumed a possible reduction in the number of families served of up to 2 percent.

(2)	Cemetery property sales were expected to increase by 4 percent to 8 percent.

(3)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery merchandise and perpetual care trusts, was expected to be down from that recognized in 2004.

(4)	While we intended to control costs, we did not anticipate further cost cuts as significant as those implemented in 2004.

(5)	As a result of refinancing the senior secured credit facility in November 2004 and refinancing substantially all of our 10.75 percent senior subordinated notes in February 2005, combined with continued debt reduction, interest expense was expected to decrease significantly for fiscal year 2005. During the first nine months of fiscal year 2005, we recorded charges for the early extinguishment of debt of $32.8 million.

(6)	We expected to spend approximately $2.0 million on our Sarbanes Oxley Section 404 compliance effort. This represented external costs and does not include personnel allocated to the project.
     Prior to Hurricane Katrina, we believe that we were on target to meet our forecasted fiscal year 2005 results. The size of our New Orleans area operations is small compared to our total operations, and the storm will affect only the last two months of our fiscal year. However, the disruption caused by the storm to our New Orleans-based employees and operations is significant, and we are incurring significant costs associated with the temporary relocation of our executive offices and Shared Services Center. Although we cannot currently predict the amount or timing of any insurance recoveries, we believe based on our preliminary assessment that a substantial portion of these costs should ultimately be covered by insurance. However, we cannot yet with any certainty make an estimate of the ultimate financial impact that Hurricane Katrina will have on us.
     Prior to Hurricane Katrina, we projected cash flow from operations in fiscal year 2005 to be between $50 million and $60 million. As a result of our deferred revenue project, we have withdrawn approximately $4 million in cash during the third quarter and expect to withdraw approximately $10 million of cash during the fourth quarter related to services performed in prior years with respect to which the Company had not yet withdrawn the cash from its trust funds. Maintenance capital expenditures are expected to be between $16 million and $18 million excluding any costs related to Hurricane Katrina.
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
Risks Related to Our Business
In completing our deferred revenue project, we may uncover unanticipated issues during our review of the remaining preneed contracts, which could result in a larger than expected impact to our previously reported financial information.
     Our estimate of the results of the deferred revenue project is subject to uncertainties. We may uncover unanticipated issues during our review of the remaining preneed contracts, which could result in a larger than expected impact to our previously reported financial information. See the “Explanatory Note” on page 2.
     Our completed Form 10-Q for the period ended July 31, 2005 will be filed late, which could result in several adverse consequences to our business and to the trading price of and market for our Class A Common Stock.
     We have been in discussions with NASDAQ, where our Class A common stock is traded, and believe NASDAQ may find that our inability to timely file a complete Form 10-Q for the quarter ended July 31, 2005 constitutes a failure to comply with the requirements for continued listing. If we receive a notice of delisting proceedings from NASDAQ, we plan to seek a hearing before NASDAQ’s Listing Qualifications Panel to request an
See Explanatory Note on page 2 for important information.

extension of time to complete the filing and thereby regain compliance with the listing standards; the delisting would be stayed pending a final determination by NASDAQ. We are optimistic that our request would be granted, although no assurances can be given. Delisting of our Class A common stock from NASDAQ could have a material adverse effect on the trading price of and market for our Class A common stock and on our ability to raise capital. In addition, during any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. Also our registration statements on Form S-8 regarding sales of our securities through our employee benefit plans will not be available, and we will be suspending sales under these registration statements until we are current in our SEC filings.
We have experienced a decline in funeral call volume due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
     We have experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2001 to 2002 and 2002 to 2003, same-store funeral call volumes decreased 1.5 percent and 2.6 percent, respectively. One of the operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in same-store funeral call volumes from fiscal year 2003 to 2004 of 1.0 percent. We have experienced an increase of .2 percent in same-store funeral call volumes during the nine months ending July 31, 2005, as compared to the prior year. We can give no assurance that we will be successful in implementing the operating initiative described above in the long term or that it will succeed in stopping or reversing the decline in same-store funeral call volumes.
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
See Explanatory Note on page 2 for important information.

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
     Unrealized gains and losses in the preneed funeral and cemetery merchandise and services trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying products or services. Accordingly, if current market conditions do not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. This factor adversely affected our results in fiscal year 2004 and did so again in the first nine months of fiscal year 2005. Unrealized gains and losses in the cemetery perpetual care trusts do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.
Increased preneed sales may have a negative impact on cash flow and earnings.
See Explanatory Note on page 2 for important information.

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
     During fiscal year 2004, we reduced funeral, cemetery and corporate general and administrative expenses, primarily through a reduction in our workforce. While we intend to continue to control costs, we do not anticipate any further significant cost cuts. We may not be successful in maintaining our margins and may incur additional costs. For example, we are experiencing increased costs, at least in the near tern, as a result of Hurricane Katrina.
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
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We believe that the closing or sale of those businesses will enable management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues. As of July 31, 2005, we had closed on or entered into preliminary agreements to sell 73 businesses for approximately $30.0 million and have 4 additional business we will continue to market. We can give no assurance that we will be able to dispose of these businesses or that buyers will accept our terms, nor can we give any assurance that the selling prices of these businesses will not be materially different from our expectations. Any variance between the anticipated and actual sale prices or changes in the carrying values of these businesses would result in additional impairment charges in the future and did result in gains on dispositions, net of impairment losses, recorded in 2004.
Our Chairman Emeritus may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of shareholders.
     As of July 31, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., held 7,235,310 shares (or approximately 6.9 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 30.4 percent of our total voting power, while holding approximately 9.9 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.
See Explanatory Note on page 2 for important information.

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
See Explanatory Note on page 2 for important information.

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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described above, we concluded that the material weakness described below existed as of October 31, 2004 and through July 31, 2005.
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
     In connection with our deferred revenue project discussed in Note 19 to the condensed consolidated financial statements included herein, we are also evaluating whether there could be a material weakness in internal control related to our deferred preneed revenue.
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
See Explanatory Note on page 2 for important information.

The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, lesser profit margins than traditional funerals.
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35 percent of the deaths in the United States by the year 2010, compared to 28 percent in 2002. In fiscal years 2002, 2003, 2004 and the nine months ended July 31, 2005, 35 percent, 36 percent, 37 percent and 37 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.
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
See Explanatory Note on page 2 for important information.

Item 6. Exhibits
(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005) and Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)
See Explanatory Note on page 2 for important information.

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.1	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Everett N. Kendrick

10.2	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Brent F. Heffron

10.3	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and G. Kenneth Stephens, Jr.

10.4	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Randall L. Stricklin

10.5	Separation Agreement by and between the Company and Michael K. Crane dated October 11, 2005

12	Calculation of Ratio of Earnings to Fixed Charges
See Explanatory Note on page 2 for important information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

October 24, 2005	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Executive Vice President and
Chief Financial Officer

October 24, 2005	/s/ MICHAEL G. HYMEL

Michael G. Hymel
Vice President
Corporate Controller
Chief Accounting Officer

Exhibit Index
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005) and Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.1	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Everett N. Kendrick

10.2	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Brent F. Heffron

10.3	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and G. Kenneth Stephens, Jr.

10.4	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Randall L. Stricklin

10.5	Separation Agreement by and between the Company and Michael K. Crane dated October 11, 2005

12	Calculation of Ratio of Earnings to Fixed Charges