Form 10-K
period 2005-10-31
STEWART ENTERPRISES INC
filed 2006-02-17
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2005
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
Class A Common Stock, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer ☐ Accelerated filer ☑ Non-Accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of April 30, 2005, was approximately $451,000,000.
     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of January 31, 2006, was 105,115,187 and 3,555,020, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement in connection with the 2006 annual meeting of shareholders are incorporated in Part III of this Report.

EXPLANATORY NOTE
     This Form 10-K contains restated annual financial statements and information relating to fiscal years 2001 through 2004 and interim financial statements and information for fiscal year 2004 and the first three quarters of fiscal year 2005 to correct certain accounting errors. For a discussion of these restatements, see “Selected Financial Data” included in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and Note 2 to the consolidated financial statements included in Item 8. See item 9A for a discussion of material weaknesses in our internal control over financial reporting as of October 31, 2005.
Cautionary Note
     This annual report contains forward-looking statements of our management regarding factors that we believe may affect our performance in the future. Such statements typically are identified by terms expressing our future expectations or projections of revenues, earnings, earnings per share, cash flow, market share, capital expenditures, effects of operating initiatives, gross profit margin, debt levels, interest costs, tax benefits and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. “Risk Factors”. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
PART I
Item 1. Business
General
     Founded in 1910, Stewart Enterprises, Inc. is the third largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2005, our operations included 231 funeral homes and 144 cemeteries in 26 states within the United States and in Puerto Rico.
     For fiscal year 2005, funeral operations accounted for approximately 55 percent of our total revenues, and cemetery operations accounted for the remaining 45 percent. Our funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. Our cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.
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
     We believe that our combination operations help to increase market share. By building new funeral homes on existing cemetery property, we are able to offer families the convenience of complete funeral home and cemetery planning, services and merchandise from a single location at a competitive price at the time of need or on a preneed basis. Approximately 48 percent of our cemeteries have a funeral home onsite that we operate in conjunction with the cemetery. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes. We frequently organize our operating units in “clusters,” which are geographically integrated groups of funeral homes and cemeteries, allowing us to cost-effectively pool resources, such as assets, personnel and services, and generate higher margins.
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. Of our 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which represent approximately 4 percent of our annual revenues and approximately five percent of our annual gross profit, are located in the New Orleans metropolitan area, suffered substantial damage and are conducting business in temporary facilities until repairs are completed. Our mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. As of October 31, 2005, we had incurred approximately $20.9 million in expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. We expect insurance proceeds of at least $11.5 million currently based on the status of our insurance review, $0.5 million of which had been received as of October 31, 2005. We believe that a significant portion of the remainder of the loss we experienced may be covered by insurance. For additional information about the effects of Hurricane Katrina, and Hurricanes Rita and Wilma, on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 24 to the consolidated financial statements included in Item 8.
     In July 2005, as part of our strategic planning process, we announced the reorganization of our geographic operating divisions from four to two. For additional information, see “Business Strategy” and “Operations” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Effective in the fourth quarter of 2005, our business had five operating segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. Additional information on our segments can be found in Note 22 to the consolidated financial statements included in Item 8.
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
     Throughout fiscal year 1999, we continually reduced our acquisition pricing multiples. In the third quarter of fiscal year 1999, our acquisition activity began to decrease substantially from prior quarters as many potential sellers were not willing to sell their businesses at the lower prices. As the business model shifted, death care consolidators experienced diminishing access to capital. In response to these changes, we ceased our acquisition activity and developed strategies for improving our cash flow and reducing and restructuring debt. During fiscal year 2000 through fiscal year 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 and 2005, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations.
     We estimate that our industry, which consists of approximately 22,000 funeral homes and 10,500 cemeteries in the United States, collectively generates approximately $15 billion in annual revenue. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations. At current stock prices, the use of our cash to pay dividends, repurchase stock, reduce debt and construct funeral homes on our cemeteries or those of unaffiliated third parties continues to be more attractive than acquisitions. However, if acquisition pricing improves, we believe that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure.
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
     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2003 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.8 million in 2000 to 98.6 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.
     Growing demand for cremation. Consumer preferences in the death care industry tend to change slowly. One significant trend in the United States is an increasing preference of consumers for cremations. Industry research indicates that the percentage of cremations has increased steadily and that cremations will represent approximately 36 percent of deaths in the United States by the year 2010, compared to 29 percent in 2003. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. However, industry research has shown that consumers most commonly choose cremation over traditional funerals for reasons other than cost, and we believe that cremations also provide our company with an opportunity to offer families an array of additional products and services with an emphasis on customization.

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
Competitive Strengths
     Leading market positions. We are the third largest provider of funeral and cemetery products and services in the United States and have been in business for more than 90 years. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 100 funerals and 165 burials per year, our facilities perform an average of approximately 265 funerals and 370 burials per year. In addition, approximately 40 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.
     Strong cemetery operations. Our cemetery operations account for approximately 45 percent of our total revenues, which is a significantly larger percentage than any of our three largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 39 percent of our total cemetery acreage is available for future development.
     Emphasis on combination operations. Approximately 48 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. This is a higher percentage of combination operations than any of our three largest competitors. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment, personnel and a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.
     Expertise in preneed sales; strong backlog. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,100 commissioned sales counselors. We estimate that as of October 31, 2005, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.
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
     Among other important findings, our market research indicated that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options, such as designing a funeral service to reflect the special interests or accomplishments of the deceased. We developed a custom funeral planning program and have implemented this program in over 140 of our funeral homes through the end of fiscal year 2005. By the end of fiscal year 2006, we expect to have implemented this program in an additional 30 of our funeral homes. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. In our markets where these new business practices have been implemented, we believe that our product and service offerings have enhanced the experiences provided to families at our funeral homes and have contributed to increased revenues per sale.
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
     Experienced management. We have an experienced management team, many of whom owned and operated their own funeral homes and cemeteries and joined us when we acquired their businesses. Our seven top executives have an average of 27 years of experience in the death care industry and have served our company for an average of 12 years.
Business Strategy
     Implement strategic plan. In July 2005, management began to implement a new strategic plan designed to transform our culture and grow our business organically, with a focus on increasing the number of funeral calls, the average revenue per funeral call and the number of preneed sales. One part of the plan focuses on putting people first — customers and employees. In 2005, we hired an independent research firm to conduct market research with customers, prospective customers and front-line employees as a means of gaining a clearer understanding of customer service expectations. From that research we have implemented ways to increase customer satisfaction. We also conducted employee satisfaction surveys. In response to the surveys, we have emphasized the career ownership concept and enhanced our focus on advancement, development and awareness of opportunities within our organization. Additionally, through new employee orientation, an employee suggestion campaign and enhanced communication from senior management, communication throughout the company will improve as employees have better knowledge of changes that directly affect them. Another part of the strategic plan focuses on growing our business through several initiatives that include expanding our product and service offerings to the cremation consumer, forging additional third-party affiliations and marketing additional products and services to our existing customer-base.
     In order to more effectively communicate within our organization and execute this strategic plan, in July 2005 we promoted Everett N. Kendrick to Chief Operating Officer and announced a reorganization of our operating divisions from four to two. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
     Continue to implement 2003 operating initiatives. In fiscal year 2003, our executive management team identified several key strategies that we believe will improve the future growth of our business. This led to our announcement in September 2003 of a set of operating initiatives, which resulted in the creation of four task forces to address the following key areas: increased cemetery property sales volume, growth in the number of funeral events performed, cost improvements and employee development initiatives. We continued to implement these initiatives in fiscal years 2004 and 2005 and plan to continue them in 2006.
     Our preneed cemetery property task force identified locations with maximum growth potential and developed specific plans to increase preneed property sales and attract new customers at each of those locations. We view preneed property sales as the catalyst for growth in our cemetery segment as they create a customer base for all our businesses. These sales also result in high margins and produce positive cash flow. We have transitioned to personalized selling, and in addition to responding to requests generated by our media campaigns, our salespeople have been successful in obtaining referrals from their existing customer base, allowing them to assist new customers with their cemetery and funeral needs.
     We continue to develop and implement strategies to drive at-need and preneed funeral growth throughout our organization. We developed an at-need task force and a cremation task force, implemented a funeral call incentive compensation program and continue to proceed with full implementation of our custom funeral planning program, additional advertising and employee training. Our funeral call volume task force also used the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We believe that the continuous addition of preneed funeral contracts to our backlog is a primary driver of sustainable long-term growth in the number of families served by our funeral homes.
     To improve margins and reduce costs, our task force identified opportunities where we could reduce costs without sacrificing long-term results. These individuals conducted in-depth reviews of cost centers outside of their areas of responsibility to assure effective utilization of all resources. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 throughout the organization. In the markets in which we operate, declining deaths in recent years have resulted in reduced activity in many of our businesses, requiring fewer employees. Additionally, we restructured for a flatter organization to bring leadership closer to those individuals who have the greatest potential to improve the performance of each location. There were no reductions in the number of commissioned sales counselors. We believe the workforce reduction and other cost reductions did not reduce the quality, service and value consistently provided to families through our funeral homes and cemeteries. While we intend to continue controlling costs and growing revenues, we do not anticipate further significant cost cuts (see “Forward-Looking Statements” included in Item 7 and “Cautionary Statements” included in Item 1A. “Risk Factors”).
     The fourth initiative was to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for all key employee positions. We continue to invest in the professional growth of our employees through numerous programs including those adopted in connection with our 2005 strategic plan.

     Maintain backlog through preneed marketing. As part of the 2003 operating initiatives described above, we have increased our focus on preneed sales. We consider maintaining our backlog through preneed marketing to be an integral part of our long-term business strategy. Our primary objective is to balance our preneed sales levels and our cash investment while maintaining a sustainable and predictable level of growth in our backlog. The aging of the population represents a significant opportunity for us to expand our customer base through preneed marketing, as persons over 50 years of age are most likely to make these purchases.
     Focus on cash flow. In addition to controlling our costs, we plan to continue to focus on our cash flow through initiatives begun in fiscal year 2000. In fiscal year 2000, we restructured our preneed sales program to focus on increasing cash flow. We improved the quality of our preneed sales and the associated receivables by increasing finance charges, requiring larger down payments and shortening installment payment terms, although this resulted in a decrease in the overall level of preneed sales. Also in 2000, we suspended dividends and implemented a more rigorous internal process for reviewing capital expenditures. With a more solid cash flow position, on March 28, 2005, we announced that our Board of Directors approved the initiation of a quarterly cash dividend, paying approximately $8 million in dividends during the fiscal year. We plan to continue our focus on improving our cash flow and continue controlling our costs by, among other things, obtaining volume discounts from suppliers and leveraging our operating costs through clustering and combination operations. Additionally, we have been incentivizing local managers to control costs by tying their compensation more closely to the profitability of the locations they manage.
     Deploy cash flow. We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. On March 28, 2005, we announced a new stock repurchase program, having completed our initial program initiated in June 2003, and announced that our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. At current stock prices, the use of our cash to pay dividends, repurchase stock, reduce debt and construct funeral homes on our cemeteries or those of unaffiliated third parties continues to be more attractive than acquisitions. However, if acquisition pricing improves, we believe that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure.
     Increase enhanced cremation products and services. In fiscal years 2005, 2004 and 2003, 38 percent, 37 percent and 36 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The cremation rate in the United States has been increasing. According to industry estimates, 29 percent of deaths in the United States during 2003 resulted in cremations, and cremations are expected to represent 36 percent of deaths in the United States by the year 2010. As described above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings,” we have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes.
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
     Funeral operations. Funeral operations accounted for approximately 55 percent of our revenues for fiscal year 2005. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2005, we operated 231 funeral homes.
     Cemetery operations. Cemetery operations accounted for approximately 45 percent of our revenues for fiscal year 2005. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. As of October 31, 2005, we operated 144 cemeteries.
     Combination funeral home and cemetery operations. Approximately 48 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which is a higher percentage of combination operations than any of our three largest competitors. Many of these facilities are in our key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and Los Angeles and San Diego, California.
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
     In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2005, five of these funeral homes were operating, and construction had begun on the sixth funeral home. The leases expire in 2039, and we do not have an option to renew. We account for these leases as operating leases.
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

     Cremation. In fiscal year 2005, 38 percent of the funeral services we performed in our continuing operations were cremations. The increasing preference of consumers for cremations is a significant trend in the United States. Industry research indicates that the percentage of cremations has steadily increased and that cremations will represent approximately 36 percent of deaths in the United States by the year 2010, compared to 29 percent in 2003. We have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes, including funeral services and memorialization for families choosing cremation. We are also addressing this trend through our alternative service firm strategy as discussed above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings.”
     Preneed arrangements. We market death care products and services domestically on a preneed basis through a full-time staff of approximately 1,100 commissioned sales counselors. Preneed plans enable families to specify in advance and prepay for funeral and cemetery arrangements. Prearrangements spare families the emotional strain of making death care decisions at the time of need. The products and services included in preneed contracts are set at prices prevailing at the time the agreement is signed rather than when the products and services are delivered. As described in Note 3 to the consolidated financial statements included in Item 8, customer payments related to these contracts are generally placed in trusts and invested or are used to purchase insurance policies to cover the cost of the future delivery of products and services. When the service or merchandise is delivered, we realize the full contract amount plus all accumulated trust earnings associated with that contract or the buildup in the face value of the insurance contract, generally offsetting increases in our costs due to inflation.
     We estimate that as of October 31, 2005, the future value of our preneed backlog (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     Trusts and escrow accounts. We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. For further discussion of these trusts and escrow accounts, see Notes 5, 6 and 7 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. As of October 31, 2005, the market value of our preneed funeral merchandise and services trust and escrow accounts totaled approximately $444.2 million, the market value of our preneed cemetery merchandise and services trust and escrow accounts totaled approximately $190.4 million, and the market value of our cemetery perpetual care trusts totaled approximately $212.1 million.
     We believe that the balances in our trusts and escrow accounts, along with insurance proceeds, installment payments due under contracts and future earnings on the balances, will be sufficient to cover our estimated cost of providing the related preneed services and products in the future (see Item 1A. “Risk Factors”).
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor on our investment portfolio and our prearranged funeral, merchandise and cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services exclusively to our trusts for a fee. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 22 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. As of October 31, 2005, ITI managed assets with a market value of approximately $812.6 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates within the guidelines of a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.
     Management. We have an experienced management team, many of whom joined us through acquisitions. Our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. We provide business support services primarily through our Shared Services Center, which opened in 1997 and provides centralized and standardized accounting, management reporting, payroll, contract processing, accounts receivable collection and other services for all of our facilities. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 employees throughout the organization. In July 2005, we announced that we were reorganizing our operating divisions from four to two, effective for the fourth quarter of fiscal year 2005.
     As of October 31, 2005, we were divided into two geographic operating divisions in the United States, each of which was managed by a division president and chief financial officer. Our operating divisions are further divided into regions, each of which is managed by a regional vice president. We also have a Corporate Division, which manages our corporate services, accounting, financial operations and strategic planning and a Sales and Marketing Division responsible for sales teams in all operating divisions. From time to time, we may increase, reduce or realign our divisions and regions.
     In December 2004, Thomas M. Kitchen, a member of our Board of Directors, was named Executive Vice President and Chief Financial Officer. In July 2005, Everett N. Kendrick, Senior Vice President and President of the Sales and Marketing Division, was named Executive Vice President and Chief Operating Officer. John P. Laborde, an independent member of the Board of Directors since 1995, was appointed Chairman of the Board in April 2005.
     Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2005, 2004 and 2003, see Note 22 to our consolidated financial statements included in Item 8.
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
Employees
     As of October 31, 2005, we employed approximately 5,400 persons, and we believe that we maintain a good relationship with our employees. Approximately 133 of our employees are represented by labor unions or collective bargaining units.
Item 1A. Risk Factors
Cautionary Statements
     Our business is subject to significant risks. We caution readers that the following important factors, among others, in some cases have affected, and in the future, could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by us or on our behalf.
Risks Related to Our Business
We have recently been required to restate previously issued financial statements and have discovered material weaknesses in our internal controls over financial reporting, which caused us to be unable to timely file our Form 10-Q for the quarter ended July 31, 2005 and our Form 10-K for the fiscal year ended October 31, 2005 with the Securities and Exchange Commission.
     As a result of our restatement discussed in Note 2 to the consolidated financial statements included in Item 8, we missed filing deadlines for our Form 10-Q for the quarter ended July 31, 2005 (the “2005 Third Quarter Report”) and our Form 10-K for the fiscal year ended October 31, 2005 (the “2005 Form 10-K”). We also have been unable to complete an amendment to our Form 10-K for the fiscal year ended October 31, 2004 (the “2004 Form 10-K/A”). We plan to file a completed 2005 Third Quarter Report by February 22, 2006 and a completed 2004 Form 10-K/A by April 7, 2006. During any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. Also our registration statements on Form S-8 regarding sales of our securities through our employee benefit plans will not be available, and we have suspended sales under these registration statements until we are current in our SEC filings.
     As discussed in Item 9A, we are in the process of remediating the material weaknesses in our internal controls, and we can give no assurances as to when the remediation will be completed.
We are subject to a delisting proceeding by The Nasdaq Stock Market.
     We have received notifications from Nasdaq that our incomplete 2005 Third Quarter Report, the delay in filing our 2005 Form 10-K and our incomplete 2004 Form 10-K/A are not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). The Nasdaq Listing Qualifications Panel granted our request for an extension of time to file the complete 2005 Third Quarter Report and the 2005 Form 10-K to February 15, 2006. On February 14, 2006, we requested an additional extension of time to February 22, 2006 in which to file the 2005 Form 10-K and 2005 Third Quarter Report. We also requested an extension of time in which to file the 2004 Form 10-K/A until April 7, 2006. Nasdaq has granted these extensions. Delisting of our Class A common stock could have a material adverse effect on the trading price of and market for our Class A common stock and on our ability to raise capital.
The delay in filing our SEC reports has also resulted in an increase in the interest rate payable on our 6.25 percent senior notes, and we cannot predict when the increase will be reduced.

     In connection with the issuance of our 6.25 percent senior notes in February 2005, we entered into a registration rights agreement requiring us to conduct a registered exchange offer to allow holders of the unregistered notes to exchange them for similar registered notes, all with specified times. Due to accounting matters referenced above, we were unable to comply with the agreement within the specified time frames, and have so far not been able to cause the required registration statement to become effective. As a result, we have incurred additional interest on the notes which will continue until the registration statement is effective and the exchange offer completed. The additional interest is currently accruing at the rate of 1.50 percent, which is the maximum additional interest rate under the agreement. See Note 16 to our consolidated financial statements included in Item 8. Before the exchange offer can occur, we must complete and file an amended Form 10-K for the fiscal year ended 2004, file amended Form 10-Qs for the quarters ended January 31, 2005, April 30, 2005 and July 31, 2005, complete a registration statement for the exchange offer and have the registration statement declared effective by the SEC. We cannot currently predict when we will be able to file the registration statement and have it declared effective by the SEC. Although we believe we have resolved all issues raised by the SEC Staff, we can give no assurances regarding how and when the SEC will complete its review.
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the market price of our common stock and our access to capital.
     Section 404 of the Sarbanes-Oxley Act requires management’s assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm addressing management’s assessment and the effectiveness of the internal controls over financial reporting. During the course of testing, we identified deficiencies and material weaknesses which caused management to conclude that our internal controls over financial reporting were not effective as of the end of fiscal year 2005, and our auditors also concluded that these controls were not effective as of the end of fiscal year 2005. This could have a material adverse effect on the market price of our common stock and on our access to capital. If we are unable to achieve and maintain effective internal controls over financial reporting, such adverse effects may continue. See Management’s Report on Internal Control over Financial Reporting in Item 9A and the Report of Independent Registered Public Accounting Firm in Item 8.
From fiscal years 1994 to 2004, we have experienced a decline in funeral call volume due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
     We have experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2001 to 2002 and 2002 to 2003, same-store funeral call volumes decreased 1.5 percent and 2.6 percent, respectively. One of the operating initiatives announced in 2003 was the creation of a funeral call volume task force, which is using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in same-store funeral call volumes from fiscal year 2003 to 2004 of 1.0 percent. We did experience an increase of 0.3 percent in same-store funeral call volumes for the year ended October 31, 2005, as compared to the prior year, which includes the impact of the Louisiana funeral homes affected by Hurricane Katrina. We believe the increase in funeral call volume is attributable to the implementation of the operating initiatives described above. However, we can give no assurance that we will be able to sustain such increases in the long term or that we will succeed in stopping or reversing the long-term trend in declining same-store funeral call volumes.
Our business is subject to the risk of losses due to hurricanes.
     Our company is headquartered in the New Orleans metropolitan area, and approximately 75 of our funeral homes and 45 of our cemeteries, along with our mausoleum construction and sales business, Acme Mausoleum, are located near the Gulf Coast in southern Texas, Louisiana, Mississippi, Alabama and Florida, along the eastern coasts of Florida, and North and South Carolina and in Puerto Rico. These areas are periodically threatened by hurricanes, which can damage our properties, interrupt our business and disrupt the lives of our customers and employees.

     In fiscal year 2005 our business was adversely affected by Hurricanes Katrina, Wilma and Rita. We believe that a significant portion of the loss we experienced due to Hurricane Katrina should be covered by insurance, but we cannot predict the long-term effects on our operations of the following factors: the economic conditions currently existing in the New Orleans metropolitan area; the success and timing of repairs and reconstruction of the New Orleans metropolitan area and of our facilities following the effects of Hurricane Katrina; and the timing and amount of collection of insurance recoveries.
We may experience declines in preneed sales due to numerous factors, including a weakening economy. Declines in preneed property sales would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share.
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
     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products including, in recent years, Internet providers. From time to time, this price competition has caused us to lose market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and backlog and potentially impact our annual goodwill impairment analysis.
     Discount retailers sell caskets at prices substantially lower than prices we offer. Consumers can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet, and the first large general merchandise company recently entered the market for low-cost caskets. Competition from these sources could reduce our casket sales, which could adversely affect funeral revenues and margins.
Increased advertising and better marketing by competitors, as well as increased offering of products or services over the Internet, could cause us to lose market share and revenues or cause us to incur increased costs in order to retain or recapture market share.
     In recent years, the marketing of preneed funeral services through television, radio and print advertising, direct mailings and personal sales calls has increased. Extensive advertising or effective marketing by competitors in local markets could cause us to lose market share and revenues or cause us to incur increased marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs necessary to respond to competition by varying the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet. We do not currently sell products or services over the Internet.
If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.
     Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. During fiscal year 2000, we began to implement strategies based on an extensive proprietary study of consumer preferences we commissioned in 1999. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
Earnings from and principal of trusts and escrow accounts could be reduced by changes in stock and bond prices and interest and dividend rates.
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
     During fiscal year 2004, we reduced funeral, cemetery and corporate general and administrative expenses, primarily through a reduction in our workforce. While we intend to continue to control costs, we do not anticipate any further significant cost cuts. We may not be successful in maintaining our margins and may incur additional costs. For example, we are experiencing increased costs, at least in the near term, as a result of Hurricane Katrina. We have also incurred significant legal costs to defend unanticipated class action litigation and significant costs in connection with Sarbanes-Oxley compliance, our deferred revenue project and restatement of our financial statements. We may incur additional costs in fiscal year 2006 in conjunction with improving our systems and remediating control deficiencies noted as part of our Sarbanes-Oxley Section 404 assessment.
     Insurance costs, in particular, have increased substantially in recent years. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Insurance costs may also increase in the future due to the volume of claims associated with

Hurricanes Katrina, Rita and Wilma. Additionally, we have experienced increases in health insurance costs. Additional increases in insurance costs cannot be predicted.
Our Chairman Emeritus may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of shareholders.
     As of October 31, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., held 7,235,623 shares (or approximately 7 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 30 percent of our total voting power, while holding approximately 10 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.
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
Our ability to maintain compliance with our covenants under our senior secured credit facility and 6.25 percent senior notes is dependent upon many factors, one of which is our ability to file timely reports with the SEC. Covenant restrictions may also limit our ability to operate our business.
     The restatements described in Note 2 to the consolidated financial statements included in Item 8 as well as our failure to deliver financial statements within the specified deadlines in our senior secured credit facility resulted in a default and potential event of default under the facility. We sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements for a date subsequent to this filing. We delivered the financial statements within the time period specified in the waiver. We believe our incomplete July 31, 2005 Form 10-Q filed with the SEC met the financial statement compliance requirements of our senior secured credit facility. We believe we were in compliance with the terms of the senior secured credit facility.
     The indenture governing our 6.25 percent notes requires us to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements from our certified independent accountants. In addition, we must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if we failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. We furnished our July 31, 2005 Form 10-Q to the trustee and filed it with the SEC, and believe that doing so complied with the requirements of the indenture. We have not received a default notice from the trustee or note holders with respect to the late filing of the Form 10-K for the fiscal year ended October 31, 2005 and have now filed this report with the SEC. We believe we are in compliance with the terms of our 6.25 percent notes.
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
     These covenants may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. We might not meet those covenants, and the lenders might not waive any failure to meet those covenants. A breach of any of those covenants could result in a default under such indebtedness. If an event of default under our senior secured credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Any such declaration would also result in an event of default under the indenture governing the 6.25 percent senior notes. For additional information, see “Liquidity and Capital Resources” included in Item 7.
The payment of dividends on our common stock in the future is subject to uncertainties.
     The declaration of dividends on our common stock in the future is subject to the discretion of our Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is restricted under our senior credit facility. See Note 16 to the consolidated financial statements included in Item 8.
Unanticipated litigation or negative developments in pending litigation could have a material adverse effect on our financial statements.
     We are a defendant in the litigation described in Note 21 to the consolidated financial statements included in Item 8 and other litigation in the ordinary course of business. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us.
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
We have had significant changes in the application of generally accepted accounting principles to our business. No assurances can be given that we will not face similar issues in the future.
      In recent years we have had significant changes in the application of generally accepted accounting principles to our business. These changes have sometimes made it difficult to compare results from one period to the next and have also resulted in reclassifications and restatements of previously reported results. We can give no assurances that we will not face similar issues in the future.
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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 36 percent of the deaths in the United States by the year 2010, compared to 29 percent in 2003. In fiscal years 2002, 2003, 2004 and 2005, 35 percent, 36 percent, 37 percent and 38 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our geographic operating segments as of October 31, 2005:

	Number
	of
	Funeral	Number of
Operating Segment	Homes	Cemeteries	Geographic Areas
Western Division — Funeral	122		Alabama, Arkansas, California, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Oregon, Texas, Washington

Western Division — Cemetery		50	Alabama, Arkansas, California, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Oregon, Texas, Washington, Wisconsin

Eastern Division — Funeral	109		Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

Eastern Division — Cemetery		94	Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

	231	144
     As of October 31, 2005, approximately 75 percent of our 231 funeral home locations were owned by our subsidiaries, and approximately 25 percent were held under operating leases. The leases have terms ranging from 1 to 13 years, except for one lease that expires in 2032 and five leases with the Archdiocese of Los Angeles that expire in 2039. An aggregate of $0.5 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
     As of October 31, 2005, we owned 144 cemeteries covering a total of approximately 10,039 acres. Approximately 39 percent of the total acreage is available for future development.
     We own a 98,200 square-foot building in suburban New Orleans that we use for our corporate headquarters, shared services center, human resources, communications, internal audit and information systems departments.
Item 3. Legal Proceedings
     For a discussion of our current litigation, see Note 21 to the consolidated financial statements included in Item 8.
     In addition to the matters described in Note 21, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material effect on our consolidated financial position, results of operations or cash flows.
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

Name	Age	Position
Kenneth C. Budde	58	President, Chief Executive Officer and Director(1)

Everett N. Kendrick	64	Executive Vice President, Chief Operating Officer and President — Sales and Marketing Division(2)

Thomas M. Kitchen	58	Executive Vice President, Chief Financial Officer and Director(3)

Brent F. Heffron	56	Executive Vice President and President—Eastern Division(4)

Lawrence B. Hawkins	57	Executive Vice President and President—Investors Trust, Inc.

G. Kenneth Stephens, Jr.	44	Executive Vice President and President—Western Division(5)

Randall L. Stricklin	61	Senior Vice President and President—Corporate Development(6)

(1)	Mr. Budde was appointed as President and Chief Executive Officer on September 22, 2004, after being named interim Chief Executive Officer on June 8, 2004. He served as Chief Financial Officer from May 1, 1998 to December 2, 2004.

(2)	Mr. Kendrick has served as Executive Vice President and Chief Operating Officer since July 14, 2005, and as President of our Sales and Marketing Division since January 31, 2000. From December 1, 1996 to January 30, 2000, he served as Chief Operating Officer of the Northern Region of our Eastern Division.

(3)	Mr. Kitchen was selected as Executive Vice President and Chief Financial Officer on December 2, 2004. He has served as a director since February 18, 2004. From July 2003 until he became our Chief Financial Officer, he served as an investment management consultant with Equitas Capital Advisors, LLC. From 1987 to 1999, he was Chief Financial Officer of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers. He served as President of Avondale from 1999 to 2002, after Avondale’s acquisition by Litton Industries, which was subsequently acquired by Northrop Grumman Corporation.

(4)	Mr. Heffron has served as Executive Vice President and President of our Eastern Division since July 14, 2005. From November 1, 1998 to July 13, 2005, he served as Executive Vice President and President of our Southern Division.

(5)	Mr. Stephens has served as Executive Vice President and President of our Western Division since July 14, 2005. From January 31, 2000 to July 13, 2005, he served as Senior Vice President and President of our Eastern Division. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(6)	Mr. Stricklin has served as Senior Vice President and President of Corporate Development since July 14, 2005. From April 20, 2000 to July 13, 2005, he served as Senior Vice President and President of our Western Division. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of our Western Division.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class A common stock trades on the Nasdaq National Market under the symbol STEI. The fifth character “E” is currently appended to the trading symbol until we regain compliance with Nasdaq’s continued listing requirements. For additional information, see Note 26 to the consolidated financial statements included in Item 8.
     On January 31, 2006, the closing sale price as reported by the Nasdaq National Market was $5.54. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq National Market. As of December 30, 2005, there were 1,294 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2005
Fourth Quarter	$7.71	$4.43
Third Quarter	7.62	5.23
Second Quarter	6.58	5.14
First Quarter	7.75	6.23

Fiscal Year 2004
Fourth Quarter	$7.38	$6.53
Third Quarter	8.24	6.59
Second Quarter	8.00	5.57
First Quarter	6.93	4.09
     There is no established public trading market for our Class B common stock. As of December 30, 2005, our Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2005, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 30 percent of our total voting power and held approximately 10 percent of our outstanding equity.
Dividends
     On October 5, 2000, our Board of Directors suspended the payment of quarterly dividends on our common stock. On March 28, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance.
Sales of Unregistered Equity Securities
     For many years, we have maintained a 401(k) plan through which employees may invest in our Class A common stock or other investment choices. We have a Registration Statement on Form S-8 in effect for this 401(k) plan. In January 2003, we adopted a separate plan for the employees of our Puerto Rican subsidiary (the “Puerto Rico Plan”). Employees of this subsidiary were also permitted to invest in our Class A common stock through the Puerto Rico Plan. We did not file a separate Registration Statement on Form S-8 with the Securities and Exchange

Commission for the Puerto Rico Plan until December 8, 2004. From January 1, 2003 to December 7, 2004, three participants in the Puerto Rico Plan acquired a total of 1,146 units in the Stewart Enterprises, Inc. Stock Fund (approximately 1,643 shares of our Class A common stock based upon the closing sale price of our Class A common stock on December 7, 2004 of $7.50 per share) through the Puerto Rico Plan as a result of employee contributions, employer matching contributions and employee transfers from other investment funds or plans. Because participants in the Puerto Rico Plan purchased shares of our Class A common stock through the Puerto Rico Plan prior to the filing of the Registration Statement, these participants may have the right to rescind their purchases or recover damages if they no longer own the shares, subject to the applicable statute of limitations. Due to the small number of unregistered shares sold, our potential liability is not material.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We have a stock repurchase program under which we are authorized to invest up to $30.0 million in the repurchase of our common stock. As of October 31, 2005, we had approximately $22.0 million remaining available under the plan. The table below provides information about purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the fourth quarter of fiscal year 2005, in the format required by SEC rules. As indicated by the table, there were no such repurchases during the fourth quarter of fiscal year 2005.
Issuer Purchases of Equity Securities

				Maximum
			Total number of	approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
August 1, 2005 through August 31, 2005	—	$—	—	$22,032,533

September 1, 2005 through September 30, 2005	—	$—	—	$22,032,533

October 1, 2005 through October 31, 2005	—	$—	—	$22,032,533

Total	—	$—	—	$22,032,533

(1)	On March 28, 2005, we announced a new stock repurchase program, authorizing the investment of up to $30.0 million in the repurchase of our common stock. Repurchases under the new program will be limited to our Class A common stock, and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
Item 6. Selected Financial Data
Restatements and Reclassifications
     The following selected consolidated financial data for the fiscal years ended October 31, 2001 through October 31, 2005 are derived from our audited consolidated financial statements, as restated and reclassified. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and in Note 2 to the consolidated financial statements included in Item 8, the financial statements for the fiscal years ended October 31, 2001, 2002, 2003, 2004 and the first three quarters of 2005 have been restated to correct for certain accounting errors. All applicable amounts relating to these restatements have been reflected in the following selected financial data.
     The data for fiscal years 2001 through 2005 have also been reclassified to reflect certain businesses as discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed in footnote 1 to the table below and in Note 3(s) to the consolidated financial statements included in Item 8. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     A summary of the effect of these restatements on our consolidated statements of earnings for fiscal years 2003 and 2004 and consolidated balance sheet for fiscal year 2004 can be found in Note 2 to the consolidated financial statements included in Item 8. A summary of the effects on the consolidated statements of earnings for fiscal years 2002 and 2001 and on the consolidated balance sheets of fiscal years 2001, 2002 and 2003 are presented in footnote 13 to the Selected Financial Data table below.
Comparability of Information in Selected Consolidated Financial Data Table
     As discussed in more detail in the footnotes to the table below and in the related footnotes to the consolidated financial statements included in Item 8, the following are the main factors that materially affect the comparability of the revenues, gross profits and assets reflected in the selected financial data:
•	SFAS No. 142 was implemented in fiscal year 2002.

•	In fiscal year 2005, we changed our method of accounting for preneed selling costs.

•	In fiscal year 2004, we adopted FIN 46R.

•	Fiscal years 2001 and 2002 include the results of our foreign operations in continuing operations. The sale of our foreign operations was completed in fiscal year 2002.

•	All businesses sold in fiscal years 2003, 2004 and 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)(13)
	2005 (2)		2004		2003		2002		2001
Statement of Earnings Data:			(Restated)		(Restated)		(Restated)		(Restated)
Revenues:
Funeral	$274,067		$271,239		$269,109		$311,301		$375,578
Cemetery	220,732		222,827		209,374		214,989		233,082

Total revenues	494,799		494,066		478,483		526,290		608,660
Gross profit:
Funeral	61,726		68,741		58,820		71,577		76,632
Cemetery	40,545		46,271		39,823		40,460		42,571

Total gross profit	102,271		115,012		98,643		112,037		119,203
Corporate general and administrative expenses	(19,440)		(17,097)		(17,733)		(17,261)		(18,020)
Hurricane related charges, net	(9,366	) (3)	—		—		—		—
Separation charges	(1,507	) (4)	(3,435	) (4)	(2,450	) (4)	—		—
Gains on dispositions and impairment (losses), net	1,297	(6)	(204	) (6)	(10,206	) (6)	(18,500	) (8)	(269,158	) (9)
Other operating income, net	1,422		2,112		2,083		2,535		6,967

Operating earnings (loss)	74,677	(3)(4) (6)	96,388	(3)(6)	70,337	(3)(6)	78,811	(8)	(161,008	) (9)
Interest expense	(30,460)		(47,335)		(53,643)		(61,980)		(63,572)
Loss on early extinguishment of debt	(32,822	) (5)	—		(11,289	) (7)	—		(9,120	) (10)
Investment and other income (expense), net	713		178		(749)		794		4,438

Earnings (loss) from continuing operations before income taxes	$12,108		$49,231		$4,656		$17,625		$(229,262)

Earnings (loss) from continuing operations	$8,815		$31,022		$1,065		$11,101		$(179,213)
Earnings (loss) from discontinued operations	1,039	(6)	5,670	(6)	(19,097	) (6)	1,192		1,005
Cumulative effect of change in accounting principles (net of $101,061, $16,310 and $167,562 income tax benefit in 2005, 2002 and 2001, respectively)	(153,180	) (1)	—		—		(193,090	) (1)	(248,666	) (1)

Net earnings (loss)	$(143,326)		$36,692		$(18,032)		$(180,797)		$(426,874)

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.08	(3)(4)(5)(6)	$.29	(3)(6)	$.01	(3)(6)(7)	$.10	(8)	$(1.67	) (9)(10)
Earnings (loss) from discontinued operations	.01	(6)	.05	(6)	(.18	) (6)	.01		.01
Cumulative effect of change in accounting principles	(1.40	) (1)	—		—		(1.79	) (1)	(2.32	) (1)

Net earnings (loss)	$(1.31)		$.34		$(.17)		$(1.68)		$(3.98)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.08	(3)(4)(5)(6)	$.29	(3)(6)	$.01	(3)(6)(7)	$.10	(8)	$(1.67	) (9)(10)
Earnings (loss) from discontinued operations	.01	(6)	.05	(6)	(.18	) (6)	.01		.01
Cumulative effect of change in accounting principles	(1.40	) (1)	—		—		(1.78	) (1)	(2.32	) (1)

Net earnings (loss)	$(1.31)		$.34		$(.17)		$(1.67)		$(3.98)

Weighted average common shares outstanding (in thousands):
Basic	109,040		107,522		108,220		107,861		107,355

Diluted	109,205		108,159		108,230		108,299		107,355

Dividends declared per common share	$.075		$—		$—		$—		$—

(continued)

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (11)
	2004	2003	2002	2001
				(Restated)
Pro forma amounts assuming 2005 and 2002 change in accounting principles were applied retroactively:
Net earnings (loss)	$30,739	$(24,721)	$(186,907)	$(412,825)

Basic earnings (loss) per common share	$.28	$(.23)	$(1.73)	$(3.85)

Diluted earnings (loss) per common share	$.28	$(.23)	$(1.73)	$(3.85)

			October 31,
	2005 (1)(2)	2004	2003	2002 (12)	2001
		(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data (13) :

Assets	$2,351,126	$2,511,508	$2,504,161	$2,565,047	$2,993,367
Long-term debt, less current maturities	406,859	415,080	488,180	542,548	684,036
Shareholders’ equity	439,453	587,978	552,731	570,017	722,477

Selected Consolidated Operating Data

	Year Ended October 31,
	2005 (2)(6)	2004 (6)	2003	2002 (12)	2001
Operating Data:

Funeral homes in operation at end of period	231	242	299	307	516

At-need funerals performed	39,264	42,542	48,544	71,017	102,944
Prearranged funerals performed	22,076	23,891	22,538	24,314	26,682

Total funerals performed	61,340	66,433	71,082	95,331	129,626

Prearranged funerals sold	28,967	29,296	28,563	31,270	36,417
Backlog of prearranged funerals at end of period	326,672	337,879	347,785	349,110	392,986

Cemeteries in operation at end of period	144	147	148	150	159
Interments performed	52,436	53,149	53,830	57,405	60,347

(1)	Effective November 1, 2000, we changed our method of accounting for prearranged sales activities in accordance with Staff Accounting Bulletin (“SAB”) No. 101, which resulted in a $416.2 million ($248.7 million after tax, or $2.32 per share) charge for the cumulative effect of the change in accounting principles. Effective November 1, 2001, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill and resulted in a $209.4 million ($193.1 million after tax, or $1.78 per diluted share) charge for the cumulative effect of the change in accounting principles. For additional information, see Note 2 to the consolidated financial statements included in Item 8. Effective November 1, 2004, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales, which resulted in a $254.2 million ($153.2 million after tax, or $1.40 per diluted share) charge for the cumulative effect of the change in accounting principles. For additional information, see Note 4(a) to the consolidated financial statements included in Item 8.

Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. Our financial statements were not restated to reflect the implementation of FIN 46R. Accordingly, the implementation of FIN 46R is reflected in our fiscal year 2004 and 2005 financial statements, but not in our financial statements for fiscal years 2003, 2002 or 2001. The implementation of FIN 46R affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no nominal effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion, see Notes 3(k) and 5 through 8 to the consolidated financial statements included in Item 8.

All businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and fiscal year 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. See Note 3(s) to the consolidated financial statements included in Item 8.

(2)	Factors that we expect to impact our results in fiscal year 2006 and that we believe are reasonably likely to cause variances from our fiscal year 2005 results are discussed in the section entitled “Forward-Looking Statements” in Item 7. Other factors not currently anticipated by us could also cause future results to vary materially from past performance.

(3)	In fiscal year 2005, we recorded $9.4 million in net expenses related to Hurricane Katrina, which struck the New Orleans metropolitan area and Mississippi and Alabama Gulf Coasts on August 29, 2005. See Note 24 to the consolidated financial statements included in Item 8.

(4)	During the fourth quarter of 2005, we restructured our operating divisions and incurred $1.5 million ($0.9 million after tax, or $.01 per share) in related severance charges. During fiscal years 2004 and 2003, we incurred $3.4 million ($2.1 million after tax, or $.02 per share) and $2.5 million ($1.5 million after tax, or $.01 per share), respectively, in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 15 to the consolidated financial statements included in Item 8.

(5)	In the first quarter of fiscal year 2005, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility. In the second quarter of fiscal year 2005, we completed the private offering of our 6.25 percent senior notes and recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) representing the bond tender premium, related fees and expenses and the write-off of unamortized fees related to our 10.75 percent senior subordinated notes. In the third quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. For additional information, see Note 16 to the consolidated financial statements included in Item 8.

(6)	In fiscal year 2003, we incurred charges for the impairment of certain long-lived assets related to our divestiture plan of $10.2 million ($8.4 million after tax, or $.08 per share) in continuing operations and $21.6 million ($19.6 million after tax, or $.18 per share) in discontinued operations. In fiscal year 2004, we recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $2.4 million ($4.8 million after tax, or $.04 per share) in discontinued operations. In fiscal year 2005, we recorded gains on dispositions, net of impairment losses, of $1.3 million in continuing operations and $1.1 million in discontinued operations. As of October 31, 2004, we had closed on the sale of 56 businesses, and as of October 31, 2005, we had closed on the sale of 15 additional businesses for a total of 71 businesses for $29.4 million in proceeds. See Note 14 to the consolidated financial statements included in Item 8.

(7)	In the third quarter of 2003, we incurred an $11.3 million ($7.3 million after tax, or $.07 per share) charge related to the redemption of our Remarketable Or Redeemable Securities (“ROARS”). See Note 16 to the consolidated financial statements included in Item 8.

(8)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we changed our estimate of our expected loss on the disposition of assets held for sale, and we incurred a charge of $18.5 million ($11.2 million after tax, or $.11 per share).

(9)	In the third quarter of 2001, we incurred a charge of $269.2 million ($205.1 million after tax, or $1.91 per share) primarily related to the write-down of assets held for sale to their estimated fair values.

(10)	During the third quarter of fiscal year 2001, we incurred a charge for the loss on early extinguishment of debt in connection with our debt refinancing that occurred in June 2001.

(11)	The pro forma data presented for fiscal years 2002 through 2004 is reported as if the fiscal year 2005 change in accounting principle had occurred at the beginning of that year. The proforma data for fiscal year 2001 is reported as if the fiscal year 2005 and 2002 change in accounting principles had occurred at the beginning of that year.

(12)	As of October 31, 2002, the sale of all of our foreign operations had been completed. This resulted in a decrease in assets, the numbers of funerals and interments and the backlog. We used the proceeds from the sales along with cash flow to reduce our long-term debt.

(13)	As discussed in Note 2 to the consolidated financial statements included in Item 8, the annual financial statements for fiscal years 2001 through 2004 and the first three quarters of fiscal year 2005 have been restated to reflect changes in reporting units for goodwill impairment analysis, corrections due to the deferred revenue project and other adjustments including lease-related accounting practices. A summary of the effects on the consolidated statements of earnings for fiscal years 2002 and 2001 and on the consolidated balance sheets of fiscal years 2001, 2002, and 2003 are presented in the table below.

			Effect of			As Restated
	As Previously	Effect of	restating to			and
	Reported for	restating to	correct for the		As Restated for	Reclassified for
	the Year	correct for	impact of the		the Year	the Year
Consolidated Statements of Earnings	Ended	goodwill	deferred		Ended	Ended
(Dollars in thousands, except per share	October 31,	reporting unit	revenue	Other	October 31,	October 31,
amounts)	2002 (1)	errors	project	adjustments (2)	2002	2002 (3)
Revenues:
Funeral	$325,240	$—	$(13,925)	$—	$311,315	$311,301
Cemetery	235,908	—	(20,073)	(143)	215,692	214,989

	561,148	—	(33,998)	(143)	527,007	526,290

Costs and expenses:
Funeral	238,827	—	—	911	239,738	239,724
Cemetery	179,324	—	(4,733)	631	175,222	174,529

	418,151	—	(4,733)	1,542	414,960	414,253

Gross profit	142,997	—	(29,265)	(1,685)	112,047	112,037
Corporate general and administrative expense	(17,261)	—	—	—	(17,261)	(17,261)
Gains on dispositions and impairment (losses), net	(18,500)	—	—	—	(18,500)	(18,500)
Other operating income, net	2,544	—	—	—	2,544	2,535

Operating earnings	109,780	—	(29,265)	(1,685)	78,830	78,811
Interest expense	(62,339)	—	—	359	(61,980)	(61,980)
Investment and other income (expense), net	20	—	—	774	794	794

Earnings from continuing operations before income taxes	47,461	—	(29,265)	(552)	17,644	17,625
Income taxes	16,776	—	(10,035)	(209)	6,532	6,524

Earnings from continuing operations	30,685	—	(19,230)	(343)	11,112	11,101

Earnings from discontinued operations before income taxes	1,860	—	—	—	1,860	1,879
Income taxes	679	—	—	—	679	687

Earnings from discontinued operations	1,181	—	—	—	1,181	1,192

Earnings before cumulative effect of change in accounting principle	31,866	—	(19,230)	(343)	12,293	12,293

Cumulative effect of change in accounting principle	—	(193,090)	—	—	(193,090)	(193,090)

Net earnings (loss)	$31,866	$(193,090)	$(19,230)	$(343)	$(180,797)	$(180,797)

Basic earnings (loss) per common share:
Earnings from continuing operations	$.29	$—	$(.18)	$(.01)	$.10	$.10
Earnings from discontinued operations	.01	—	—	—	.01	.01
Cumulative effect of change in accounting principle	—	(1.79)	—	—	(1.79)	(1.79)

Net earnings (loss) per share	$.30	(1.79)	$(.18)	$(.01)	$(1.68)	$(1.68)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$.28	$—	$(.18)	$—	$.10	$.10
Earnings from discontinued operations	.01	—	—	—	.01	.01
Cumulative effect of change in accounting principle	—	(1.78)	—	$—	(1.78)	(1.78)

Net earnings (loss) per share	$.29	$(1.78)	$(.18)	$—	$(1.67)	$(1.67)

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

		Effect of			As Restated
	As Previously	restating to			and
	Reported for	correct for the		As Restated	Reclassified
	the Year	impact of the		for the Year	for the Year
	Ended	deferred		Ended	Ended
Consolidated Statements of Earnings	October 31,	revenue	Other	October 31,	October 31,
(Dollars in thousands, except per share amounts)	2001 (1)	project	adjustments(2)	2001	2001 (3)
Revenues:
Funeral	$389,497	$(13,931)	$—	$375,566	$375,578
Cemetery	256,493	(22,610)	(157)	233,726	233,082

	645,990	(36,541)	(157)	609,292	608,660

Costs and expenses:
Funeral	299,230	—	(287)	298,943	298,946
Cemetery	197,002	(5,313)	(500)	191,189	190,511

	496,232	(5,313)	(787)	490,132	489,457

Gross profit	149,758	(31,228)	630	119,160	119,203
Corporate general and administrative expense	(18,020)	—	—	(18,020)	(18,020)
Gains on dispositions and impairment (losses), net	(269,158)	—	—	(269,158)	(269,158)
Other operating income, net	6,997	—	—	6,997	6,967

Operating loss	(130,423)	(31,228)	630	(161,021)	(161,008)
Interest expense	(63,572)	—	—	(63,572)	(63,572)
Loss on early extinguishment of debt	(9,120)	—	—	(9,120)	(9,120)
Investment and other income (expense), net	5,212	—	(774)	4,438	4,438

Loss from continuing operations before income taxes	(197,903)	(31,228)	(144)	(229,275)	(229,262)
Income tax benefit	(38,233)	(11,764)	(56)	(50,053)	(50,049)

Loss from continuing operations	(159,670)	(19,464)	(88)	(179,222)	(179,213)

Earnings from discontinued operations before income taxes	1,602	—	—	1,602	1,589
Income taxes	588	—	—	588	584

Earnings from discontinued operations	1,014	—	—	1,014	1,005

Net loss before cumulative effect of change in accounting principle	(158,656)	(19,464)	(88)	(178,208)	(178,208)

Cumulative effect of change in accounting principle	(250,004)	1,338	—	(248,666)	(248,666)

Net loss	$(408,660)	$(18,126)	$(88)	$(426,874)	$(426,874)

Basic earnings (loss) per common share:
Loss from continuing operations	$(1.49)	$(.18)	$—	$(1.67)	$(1.67)
Earnings from continuing operations	.01	—	—	.01	.01
Cumulative effect of change in accounting principle	(2.33)	.01	—	(2.32)	(2.32)

Net loss per share	$(3.81)	$(.17)	$—	$(3.98)	$(3.98)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(1.49)	$(.18)	$—	$(1.67)	$(1.67)
Earnings from discontinued operations	.01	—	—	.01	.01
Cumulative effect of change in accounting principle	(2.33)	.01	—	(2.32)	(2.32)

Net loss per share	$(3.81)	$(.17)	$—	$(3.98)	$(3.98)

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

Consolidated Balance Sheets
(Amounts in thousands)	2003	2002	2001
Assets as previously reported (1)	$2,573,175	$3,015,584	$3,238,407
Effect of restatement of goodwill	(124,167)	(193,090)	—
Effect of restatements due to deferred revenue project	59,522	48,174	33,407
Effect of change in accounting for insurance - funded preneed funeral contracts (2)	—	(302,159)	(274,759)
Effect of other adjustments (3)	(4,369)	(3,462)	(3,688)

Assets as restated and reclassified	$2,504,161	$2,565,047	$2,993,367

Shareholders’ equity as previously reported (1)	$738,859	$812,263	$752,060
Effect of restatement of goodwill	(124,167)	(193,090)	—
Effect of restatements due to deferred revenue project	(59,458)	(46,267)	(27,035)
Effect of other adjustments (3)	(2,503)	(2,889)	(2,548)

Total shareholders’ equity	$552,731	$570,017	$722,477

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents the removal of amounts related to insurance-funded preneed funeral contracts from the 2002 and 2001 consolidated balance sheets. During fiscal year 2004, we changed our method of accounting for insurance-funded preneed funeral contracts after concluding that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Insurance-funded preneed funeral contracts are not included in our fiscal year 2003 consolidated balance sheet. We removed from our fiscal year 2002 and 2001 consolidated balance sheets amounts relating to insurance- funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2002 and 2001 totaled $302.2 million and $274.8 million, respectively. The removal of the insurance-funded preneed funeral contract amounts did not affect our consolidated shareholders’ equity, results of operations or cash flows.

(3)	Represents reclassifications and other adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Historical Financial Statements
          We have restated our consolidated financial statements for fiscal years 2004 and 2003, all the quarters therein and the first three quarters of fiscal year 2005. The restatements are primarily the result of:
(A)	The incorrect determination of operating and reportable segments and reporting units related to the application of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), which also had the effect of changing the charges recorded for the assets sold as part of our plan initiated in December 2003 to sell a number of businesses, and the net book value of assets held for sale on our balance sheet.

(B)	Errors identified in revenue recognition of preneed cemetery merchandise and services contracts and recognition of realized trust earnings on preneed cemetery and funeral merchandise and services contracts.

(C)	Other miscellaneous adjustments, including adjustments for lease-related accounting practices.
The restatement for these errors is discussed in more detail below.
Segments and Reporting Units
          We re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that we had incorrectly identified our operating and reportable segments for all prior periods. We concluded that we had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. Our historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As part of our strategic planning process discussed in “Business Strategy” in Item 1, in the fourth quarter of fiscal year 2005, we reorganized and revised our operating divisions from four to two and revised our operating and reportable segments. For further discussion of the revision of our operating and reportable segments in the fourth quarter of 2005, see

Note 22 to the consolidated financial statements included in Item 8.
     The correction of our operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. As a result of the reorganization and revision of our divisions effective for the fourth quarter of fiscal year 2005, we revised our evaluation of goodwill based upon 11 reporting units. For further discussion of the change in our reporting units in the fourth quarter of 2005, see Note 3(g).
     The restatement of our operating segments and reporting units resulted in the need to correct our goodwill impairment reviews as of November 1, 2001 (the date we adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. Consequently, we recorded a $209.4 million ($193.1 million after tax, or $1.78 per diluted share) charge on November 1, 2001 as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. Our previously reported financial statements did not include a goodwill impairment charge upon the initial adoption of SFAS No. 142 on November 1, 2001 or during our annual assessment in the fourth quarter of fiscal year 2002. We also restated our previously reported fiscal year 2003 goodwill impairment charge of $73.0 million ($66.9 million after tax, or $.62 per share) because based on our revised reporting units, no goodwill impairment charge for the year ended October 31, 2003 was necessary.
     Further, the restatement of goodwill on our balance sheet had the effect of changing the net book value of the assets we sold as part of our plan to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales has been re-evaluated and restated. In 2003, this resulted in an additional net gain of $2.1 million, representing a gain of $1.3 million related to continuing operations as originally reported and a gain of $0.8 million related to discontinued operations. In 2004, this resulted in an additional net gain of $0.6 million, representing a loss of $0.5 million related to continuing operations as originally reported and a gain of $1.1 million related to discontinued operations.
Deferred Revenue Project
     In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in our backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in our assessment that deferred revenue was misstated and therefore we needed to restate our prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
     We identified errors in the amount of recorded revenue, deferred revenue and related deferred trust earnings associated with cemetery merchandise and funeral service and merchandise contracts. The errors also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(f) and 4(a) to the consolidated financial statements included in Item 8.
     The overall impact of the deferred revenue project on net earnings and earnings per share for the first three quarters of 2005 and fiscal years 2004, 2003, 2002 and 2001 was a decrease in net earnings of $18.2 million (including $11.9 million, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), $12.0 million, $13.2 million, $19.2 million and $18.1 million, respectively, and a decrease in earnings per share of $.16, $.11, $.12, $.18 and $.17, respectively. The 2005 amount reflects the adjustment to the previously reported unaudited results through July 31, 2005. The deferred revenue project also resulted in changes to our consolidated balance sheet as described in footnote 13 to the Selected Financial Data table included in Item 6 and Note 2 to the consolidated financial statements included in Item 8.
Other Adjustments

     As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our Form 10-K for the year ended October 31, 2004 for the restatements discussed above under the heading “Restatement of Financial Statements,” we are now required to record the lease adjustments in the periods they were actually incurred. In this filing, we removed the cumulative effect of this prior period adjustment of $1.8 million ($1.1 million after tax) and will remove it from subsequent amended Form 10-Q filings for January 31, 2005, April 30, 2005 and July 31, 2005. We also recorded other immaterial miscellaneous adjustments.
     The information included in “Results of Operations” below reflects the restated amounts. A summary of the effects of these restatements on our financial statements can be found in Note 2 to the consolidated financial statements included in Item 8.
Overview of Fiscal Year 2005
     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of December 30, 2005, we owned and operated 231 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico.
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
Results of Operations
     For fiscal year 2005, we had a net loss of $143.3 million compared to net earnings of $36.7 million for fiscal year 2004. Contributing to the net loss was a charge of $153.2 million for the cumulative effect of change in accounting principle related to the change in our method of accounting for preneed selling costs, implemented effective November 1, 2004. Fiscal year 2005 earnings from continuing operations before the cumulative effect of change in accounting principle decreased by $22.2 million to $8.8 million, compared to $31.0 million for fiscal year 2004. Contributing to the decline were charges for the loss on early extinguishment of debt of $32.8 million related to the refinancing of our senior secured credit facility and our 10.25 percent senior subordinated notes. Also contributing to the decline was a $9.9 million increase in funeral costs, of which $5.4 million was due to the 2005 change in accounting for preneed selling costs and the remainder was due primarily to increased health insurance costs. Corporate general and administrative expenses increased $2.3 million due primarily to increased professional fees associated with our defense of the class action litigation, the Section 404 internal controls review process, the deferred revenue project and additional audit related services. We also recorded a $9.4 million charge for net hurricane-related costs. Further discussion of the hurricanes affecting us during fiscal year 2005 can be found below in the section entitled “Hurricanes.” In addition, cemetery revenues declined $2.1 million primarily due to a decrease in revenue associated with the construction of cemetery projects, a decrease in earned finance charges, a decrease in revenue due to Hurricane Katrina and an increase in bad debt resulting from the impact of Hurricane Katrina.
     Partially offsetting these declines, interest expense decreased by $16.8 million to $30.5 million in fiscal year 2005 from $47.3 million in fiscal year 2004, reflecting the results of the refinancing of our senior secured credit facility and 10.25 percent senior subordinated notes at lower rates and a $39.5 million decrease in average debt outstanding. As of October 31, 2005 we had achieved our lowest net debt level in nine years. In addition, funeral revenue increased $2.9 million from $271.2 million in fiscal year 2004 to $274.1 million in fiscal year 2005 primarily due to increased same-store funeral call growth of 0.3 percent and an increase in average revenue per call of 2.7 percent. Same-store results include the three funeral homes impacted by Hurricane Katrina. Excluding these funeral homes, same-store funeral call growth increased 0.9 percent. We believe that the increase in funeral calls reflects the implementation of our 2005 strategic plan beginning in July 2005, and can also be attributed to our funeral home incentive compensation plan implemented during the first quarter of fiscal year 2005. Management believes this increase is a significant accomplishment given that this is the first year since 1994 that we have experienced positive year-over-year call growth.
     For fiscal year 2004, we achieved a 9 percent increase in preneed funeral sales, which was in line with our goal of 5 percent to 10 percent for 2004. For fiscal year 2005, we achieved a 5 percent increase in preneed funeral sales, which was in line with our goal of 4 percent to 8 percent for 2005. For fiscal year 2004, we achieved a 9 percent increase in cemetery property sales, which was in line with our goal of 5 percent to 10 percent for 2004. For fiscal year 2005, we achieved a 0.9 percent increase in cemetery property sales, which was below our stated goal of 4 percent to 8 percent, due in part to the effects of Hurricanes Katrina, Rita and Wilma.
Debt Refinancing
     On November 19, 2004, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility. On February 11, 2005, we completed the private offering of $200.0 million principal amount of our 6.25 percent senior notes due 2013. We also borrowed $130.0 million in additional term loan debt under our senior secured credit facility. We used the net proceeds from these transactions, together with a portion of our available cash, to repurchase $298.2 million in aggregate principal amount of our 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest of $28.9 million. In the second quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) representing the bond tender premium, related fees and expenses and the write-off of unamortized fees. In the third quarter of fiscal year 2005, the remaining 10.75 percent senior subordinated notes were redeemed. We recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. For additional information, see Note 16 to the consolidated financial statements included in Item 8.
Dividends and Stock Repurchase Plan
     In March 2005, our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. A total of $8.2 million in dividends was paid on April 29, 2005, July 29, 2005 and October 18, 2005. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance (see “Forward-Looking Statements” included herein and Item 1A. “Risk Factors”).
     On March 28, 2005, we announced a new stock repurchase program, authorizing the investment of up to $30.0 million in the repurchase of our common stock. On March 17, 2005, we completed our initial stock repurchase program, having repurchased 4,400,000 shares since its inception. Since the inception of the new stock repurchase program through October 31, 2005, we have repurchased 1,200,000 shares of our Class A common stock at an average price of $6.64 per share. At current stock prices, the use of our cash to pay dividends, repurchase stock, reduce debt and construct funeral homes on our cemeteries or those of unaffiliated third parties continues to be more attractive than acquisitions. However, if acquisition pricing improves, we believe that growing our organization through acquisitions may again be a good business strategy, as it will enable us to enjoy important synergies and economies of scale from our infrastructure.
Strategic Plan
     In July 2005, we began to implement a new strategic plan. For a description of the plan, see “Business Strategy” in Item 1. Business. As a result of the strategic planning process, in July 2005, we named a new Chief Operating Officer and announced that we were reorganizing our operating divisions from four to two: Eastern and Western, effective for the fourth quarter of fiscal year 2005. These changes are a result of our recent strategic planning process. For the year ended October 31, 2005, we incurred $1.5 million in charges related to this reorganization, and expect to benefit from annual pre-tax cost savings of between $2 million and $2.5 million (see “Forward-Looking Statements” included here and Item 1A. “Risk Factors”).
Hurricanes
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. Our executive offices and Shared Services Center are located in a building we own in the New Orleans metropolitan area, and no significant damage occurred to that building. For the month of September, we temporarily housed most of the Shared Services Center functions, such as cash receipts and disbursements, customer service, contract processing and information technology in Orlando, Florida, in newly-leased and existing Company office space, and temporarily housed other functions such as the executive offices, treasury, accounting, trust administration, human resources, training, communications, marketing, tax and compliance in the Dallas, Texas area in newly-leased office space.
     Of our 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which represent approximately four percent of our annual revenues and approximately five percent of our annual gross profit, are located in the New Orleans metropolitan area, have suffered substantial damage and are conducting business in temporary facilities until repairs are completed. Our mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represent approximately six percent of our annual revenue and gross profit. The book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24.7 million prior to the storms. As of October 31, 2005, 2004 and 2003, total revenues of these facilities amounted to $19.8 million, $21.8 million and $22.7 million, respectively.
     Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages. We have insurance coverage related to property damage, incremental costs and property operating expenses we incurred due to damage caused by Hurricane Katrina. As of October 31, 2005, we had incurred approximately $20.9 million in expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. We expect to receive insurance proceeds of at least $11.5 million currently based on the status of our insurance review, $0.5 million of which had been received as of October 31, 2005. We believe that a significant portion of the remainder of the loss we experienced may be covered by insurance. For additional information, see Note 24 to the consolidated financial statements included in Item 8.
Forecasts
     For a discussion of our forecasts for continuing operations in fiscal year 2006 and the principal assumptions underlying the forecasts, see the discussion under the heading “Forward-Looking Statements” below.
Preneed — Backlog, Trust Portfolio and Cash Impact of Sales
Overview
     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 3(i), 3(j), 3(k), and Notes 5 through 8 to the consolidated financial statements included in Item 8.
Backlog
     We estimate that as of October 31, 2005 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. As of October 31, 2005, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.6 billion.
Trust Portfolio

     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our domestic trusts. However, the average realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent, 2.6 percent and 4.3 percent for fiscal years 2000, 2001, 2002, 2003, 2004 and 2005, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. For fiscal year 2005, including realized and unrealized gains and losses, we achieved a 6.8 percent return on our funeral and cemetery merchandise and services trust and a 3.5 percent return on our perpetual care trust. For the last three years, including realized and unrealized gains and losses, our funeral and cemetery merchandise and services trusts achieved a total return of 8.8 percent, and our perpetual care trust achieved a total return of 7.9 percent. We recognize earnings and losses realized by preneed funeral and cemetery merchandise and services trusts based on delivery of underlying products and services. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. As a result, depressed stock prices and low returns on fixed-income investments put pressure on perpetual care trust earnings recognized in fiscal year 2005 and may do so again in fiscal year 2006. Because approximately 60 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.
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
     We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. In addition, we periodically review our investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value, which is allocated to the non-controlling interests in the trusts. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5, 6 and 7 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $81.8 million and $43.2 million, respectively, as of October 31, 2005, from their original cost basis. They had net unrealized appreciation (depreciation) of $3.0 million and $(.4) million, respectively, as of October 31, 2005 resulting from temporary unrealized gains and losses. See Notes 5 and 6 to the consolidated financial statements included in Item 8.
     Our cemetery perpetual care trust accounts had other than temporary declines of $30.3 million as of October 31, 2005, from their original cost basis. They had net unrealized appreciation of $2.8 million as of October 31, 2005 resulting from temporary unrealized gains and losses. See Note 7 to the consolidated financial statements included in Item 8. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.
     Aggregate unrealized losses for twelve months or longer for temporarily impaired investments totaled $16.1 million at October 31, 2005. Of that amount, approximately 91 percent, or $14.7 million, were generated by common stock investments in 54 companies that are included in the S&P 500 Index. These securities represent approximately 12 percent of the securities in our portfolio. We believe the decline in the value of these stocks is primarily due to the general decline in the S&P 500 Index over the 2002 to 2003 timeframe. Since early 2003, the S&P 500 Index has risen significantly. Although we cannot predict future stock prices, our management expects that the S&P 500 Index will continue to recover and that these stocks may recover along with the overall Index. We also have the ability and intent to hold these investments for the forecasted recovery period.

     Whether or not we classify an investment as temporarily impaired or other than temporarily impaired has no effect on our basic consolidated financial statements (i.e., balance sheet, statement of earnings, statement of cash flows and statement of shareholders’ equity) because the investments are marked to market value each quarter and are included in the financial statements at current market value in accordance with our accounting under FASB Interpretation No. 46 (“FIN 46R”). The classification only affects the footnote presentation. The cost basis of investments classified as other than temporarily impaired is reduced to market value in the “Adjusted Cost Basis” column in Notes 5, 6 and 7, whereas other investments are included in that column at their actual cost basis.
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
     Cash expended for preneed funeral and preneed cemetery services and merchandise sales is expensed as incurred. See Note 4(a) to the consolidated financial statements included in Item 8 for a discussion of the change in accounting for preneed selling costs in fiscal year 2005.
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
Deferred Revenue and Revenue Recognition
     Funeral revenue is recognized when funeral services are performed. Our funeral receivables included in current receivables primarily consist of amounts due for funeral services already performed. We sell price-guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see Note 3(i) to the consolidated financial statements included in Item 8).
     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66. Under SFAS No. 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10 percent) of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see Note 3(j) to the consolidated financial statements included in Item 8).
     We defer all dividends and interest earned and net capital gains and losses realized by preneed funeral trust and preneed cemetery merchandise trust accounts until the underlying service or the merchandise is delivered.
     In February 2006, we completed our reconciliation of deferred revenue to the underlying preneed contracts, which resulted in the identification of a significant number of reconciling items. Our reconciliation of these items led to the restatements described above under “Restatement of Historical Financial Statements” and in Note 2 to the consolidated financial statements included in Item 8. In connection with the deferred revenue project, we also identified material weaknesses in our internal control over financial reporting as of October 31, 2005, as described in Item 9A.
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
     We implemented FIN 46R as of April 30, 2004, which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In subsequent periods, the implementation of FIN 46R, as it relates to the consolidation of trusts, affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion of our accounting policies after the implementation of FIN 46R, see Notes 3(k) and 5 through 8 to the consolidated financial statements included in Item 8.
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
Valuation of Long-Lived Assets
     We review the carrying value of our long-lived assets whenever events or circumstances indicate that the carrying amount may not be recoverable. This review is based on our projections of anticipated undiscounted future cash flows and compares the estimated undiscounted future cash flows to be generated by those assets to the carrying amount of those assets. The net carrying value of any assets not fully recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.
     In the fourth quarter of 2003, we identified a number of small businesses to close or sell in fiscal year 2004. Although at the time of identification, the assets did not meet the criteria as assets held for sale per SFAS No. 144, we reviewed the carrying amount of these businesses compared to their fair value and recorded a noncash charge of $31.8 million related to the impairment of these long-lived assets. Of this amount, $10.2 million was included in continuing operations and $21.6 million was included in discontinued operations in the 2003 consolidated statement of earnings upon these businesses meeting the discontinued operations criteria of SFAS No. 144 in fiscal year 2004. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually sold or closed. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we reported gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations and recorded gains on dispositions, net of impairment losses, of $2.4 million in discontinued operations. In fiscal year 2005, we recorded gains on dispositions, net of impairment losses, of $1.3 million in continuing operations and $1.1 million in discontinued operations. See Note 14 to the consolidated financial statements included in Item 8.
Valuation of Goodwill
     Our historical evaluation of goodwill was performed at the funeral and cemetery segment levels, which we previously reported as our reporting units. However, this evaluation was incorrect and our operating segments, as defined by SFAS No. 131, and reporting units, as defined in SFAS No. 142, were required to be restated as discussed in Note 2 to the consolidated financial statements included in Item 8. This restatement of reporting units resulted in the need to correct our goodwill impairment reviews as of November 1, 2001 (the date we adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the resulting charges, see Note 2 to the consolidated financial statements included in Item 8.
     Goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may be greater than its fair value. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.
     In reviewing goodwill for impairment, we first compare the fair value of each of our reporting units with their carrying amounts (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, we then measure the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value.
     Our goodwill impairment test involves estimates and management judgment using a discounted cash flow valuation methodology. Step two of our impairment test involves determining estimates of the fair values of our assets and liabilities. We may obtain assistance from third parties in assessing the fair value of certain of our assets, primarily real estate, in performing our step two analysis. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill amounted to $272.7 million as of October 31, 2005 and 2004.
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
Preneed Selling Costs
     On May 31, 2005, we changed our method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Therefore, our results of operations for the year ended October 31, 2005 are reported on the basis of our changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service sales and prearranged funeral and cemetery merchandise sales were deferred and amortized in proportion to the preneed revenue recognized in the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” We have decided to change our accounting for preneed selling costs to expense such costs as incurred. We concluded that expensing these costs as they are incurred would be preferable to the old method because it will make our reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.
     As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 4(a) to the consolidated financial statements included in Item 8 for additional information.
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
     We also have insurance coverage related to property damage, incremental costs and property operating expenses we incurred due to damage caused by Hurricane Katrina. A significant portion of the expenses incurred is expected to be recovered when we negotiate a final settlement with our insurance carriers. For additional information, see Note 24 to the consolidated financial statements included in Item 8.
Results of Operations

     The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 14 to the consolidated financial statements included in Item 8. For a discussion of our segments, see Note 22 to the consolidated financial statements included in Item 8. As there have been no material acquisitions or construction of new locations in fiscal years 2005 and 2004, results from continuing operations reflect those of same-store locations.
Comparison of Fiscal Year 2005 to Fiscal Year 2004
     As described above in “Critical Accounting Policies,” on May 31, 2005, we changed our method of accounting for selling costs incurred related to preneed funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Prior to this time, we deferred preneed selling costs and amortized them into expense in proportion to the preneed revenue recognized in the period. We now expense these costs in the period incurred. In the discussion below, the amounts presented in the tables for the year ended October 31, 2004 reflect historical amounts and therefore are not adjusted for this accounting change. In order to present results for the year ended October 31, 2004 comparable to those of 2005 which include the accounting change, we have also included a discussion of the net preneed selling costs for 2004 and their effect on gross profit. The effect of net preneed selling costs is calculated by removing the amortization of deferred selling costs and including in expense the preneed selling costs incurred during 2004. The result of that calculation is the net preneed selling costs that would have reduced 2004 gross profit if the accounting change had been implemented in fiscal year 2004.
Year Ended October 31, 2005 Compared to Year Ended October 31, 2004—Continuing Operations
Funeral Operations

	Year Ended
	October 31,
				Increase
	2005	2004		(Decrease)
		(Restated)
		(In millions)
Funeral Revenue:

Eastern Division	$114.4	$108.6		$5.8
Western Division	140.8	143.9		(3.1)
Corporate Trust Management (1)	18.9	18.7		.2

Total Funeral Revenue	$274.1	$271.2		$2.9

Funeral Costs:

Eastern Division	$95.8	$89.4		$6.4
Western Division	116.1	112.6		3.5
Corporate Trust Management (1)	.5	.5		—

Total Funeral Costs	$212.4	$202.5	(2)	$9.9	(2)

Funeral Gross Profit:

Eastern Division	$18.6	$19.2		$(.6)
Western Division	24.7	31.3		(6.6)
Corporate Trust Management (1)	18.4	18.2		.2

Total Funeral Gross Profit	$61.7	$68.7	(2)	$(7.0	) (2)

Same-Store Analysis(3)

			Same-Store
	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2005	2004
Eastern Division	2.5%	1.9%	31.0%	30.2%
Western Division	2.7%	(1.3%)	42.1%	41.1%
Total	2.7%	0.3%	37.4%	36.6%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2005 and 2004 were $5.4 million and $5.5 million, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2005 and 2004 were $13.5 million and $13.2 million, respectively.

(2)	Funeral costs from continuing operations for the year ended October 31, 2004 do not include net preneed selling costs of $5.6 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the year ended October 31, 2005 would have decreased $1.4 million from $63.1 million for the year ended October 31, 2004.

(3)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had revenue of $8.1 million and $9.4 million for fiscal years 2005 and 2004, respectively, and performed 1,726 and 2,054 funeral services in 2005 and 2004, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 2.9 percent and 2.7 percent, respectively, and the change in same-store funeral services for the Western division and the Company was (0.4) percent and 0.9 percent, respectively.
Consolidated Operations — Funeral
     Total funeral revenue from continuing operations increased $2.9 million, or 1.1 percent, for the year ended October 31, 2005, compared to the corresponding period in 2004. Our same-store businesses achieved a 3.2 percent increase in the average revenue per traditional funeral service and a 4.0 percent increase in the average revenue per cremation service. There was also an increase in trust earnings recognized upon the delivery of preneed funerals. This resulted in an overall 2.7 percent increase in the average revenue per funeral service for our same-store businesses. We experienced a 0.3 percent increase in the number of funeral services performed by our same-store businesses, or 190 events out of the 60,495 total same-store events performed, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these three funeral homes, same-store funeral services increased 0.9 percent. We believe the increase in funeral services can be attributed to the funeral home incentive compensation plan implemented in the first quarter of 2005 and to the execution of our strategic plan. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new program for arranger incentives.
     Funeral gross profit margin from continuing operations decreased from 25.3 percent in the year ended October 31, 2004 to 22.5 percent in the year ended October 31, 2005, primarily due to the $9.9 million increase in funeral costs. Funeral costs from continuing operations for the year ended October 31, 2004 do not include $5.6 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 23.3 percent for the year ended October 31, 2004. The remaining decrease in the funeral margin is primarily due to increased health insurance costs due to an increase in the number of high-dollar claims in 2005. Direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined. The cremation rate for our same-store operations was 37.4 percent for the year ended October 31, 2005 compared to 36.6 percent for the year ended October 31, 2004.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 1.9 percent and an increase in the average revenue per funeral service in the same-store businesses of 2.5 percent. Funeral revenue in the Western division segment decreased primarily due to a decrease in the number of funeral services performed by the same-store businesses of 1.3 percent, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these funeral homes, same-store funeral services decreased 0.4 percent. The decrease in funeral services performed was partially offset by an increase in the average revenue per funeral service in the same-store businesses of 2.7 percent. Funeral revenue in the corporate trust management segment increased due primarily to an increase in trust earnings recognized upon the delivery of preneed funerals of $0.3 million, partially offset a decrease in trust management fees of $0.1 million.
     Funeral gross profit margin for the Eastern division and Western division funeral segments decreased primarily due to the change in accounting principle for preneed selling costs in 2005 and due to increased health insurance costs. Direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined. The loss in revenue in the Western division, due in part to the reduction in funeral services performed resulting from Hurricane Katrina, negatively impacted the Western division funeral gross profit margin.
     As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division funeral segments.
Cemetery Operations

	Year Ended
	October 31,			Increase
	2005	2004		(Decrease)
		(Restated)
		(In millions)
Cemetery Revenue:

Eastern Division	$128.6	$122.1		$6.5
Western Division	80.9	90.1		(9.2)
Corporate Trust Management (1)	11.2	10.6		.6

Total Cemetery Revenue	$220.7	$222.8		$(2.1)

Cemetery Costs:

Eastern Division	$112.8	$105.1		$7.7
Western Division	66.9	70.8		(3.9)
Corporate Trust Management (1)	.5	.6		(.1)

Total Cemetery Costs	$180.2	$176.5	(2)	$3.7	(2)

Cemetery Gross Profit:

Eastern Division	$15.8	$17.0		$(1.2)
Western Division	14.0	19.3		(5.3)
Corporate Trust Management (1)	10.7	10.0		.7

Total Cemetery Gross Profit	$40.5	$46.3	(2)	$(5.8	) (2)

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 6 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2005 and 2004 were $4.9 million and $4.7 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2005 and 2004 were $6.3 million and $5.9 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(2)	Cemetery costs from continuing operations for the year ended October 31, 2004 do not include net preneed selling costs of $4.3 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the year ended October 31, 2005 would have decreased $1.5 million from $42.0 million for the year ended October 31, 2004.

Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations decreased $2.1 million, or 0.9 percent, for the year ended October 31, 2005, compared to the corresponding period in 2004, primarily due to a decrease in revenue associated with the construction of cemetery projects, a decrease in earned finance charges, a decrease in revenues as a result of Hurricane Katrina and an increase in bad debt recorded as a result of Hurricane Katrina of approximately $1.6 million. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Gross cemetery property sales increased 0.9 percent for the year ended October 31, 2005 compared to the year ended October 31, 2004 from $99.2 million to $100.1 million.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.8 percent in our perpetual care trusts for the year ended October 31, 2005 resulting in revenue of $8.2 million, compared to 3.1 percent for the corresponding period in 2004 resulting in revenue of $6.4 million. Perpetual care trust earnings are included in the geographic segments’ revenue and gross profit. See Note 7 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit margin from continuing operations decreased from 20.8 percent in the year ended October 31, 2004 to 18.4 percent in the year ended October 31, 2005. Cemetery costs from continuing operations for the year ended October 31, 2004 do not include $4.3 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 18.9 percent for the year ended October 31, 2004. The remaining decrease is due to the decrease in revenue described above and from increased health insurance costs due to the increase in the number of high-dollar claims in 2005. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) also increased.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division cemetery segment increased primarily due to an increase in revenue associated with the construction of cemetery projects, an increase in merchandise deliveries and increased perpetual care trust earnings. Cemetery revenue in the Western division cemetery segment decreased primarily due to a decrease in revenue associated with the construction of cemetery property, a decrease in revenues as a result of Hurricane Katrina, and an increase in bad debt of approximately $1.6 million as a result of Hurricane Katrina. Cemetery revenue in the corporate trust management segment increased due to a $0.4 million increase in trust earnings recognized upon the delivery of preneed cemetery merchandise and services and a $0.2 million increase in trust management fees.
     Cemetery gross profit margin for the Western division and Eastern division cemetery segments decreased due to the change in accounting principle for preneed selling costs in 2005 and increased health insurance costs. The Western division cemetery gross profit margin also declined due to the increase in bad debt resulting from Hurricane Katrina. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) also increased.
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal years 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2005 were gains on dispositions, net of impairment losses, of approximately $1.1 million compared to $2.4 million that was recognized for the year ended October 31, 2004. Revenues for fiscal year 2005 were $1.2 million compared to $12.7 million in fiscal year 2004. The effective tax rate for our discontinued operations for the year ended October 31, 2005 was a 6.6 percent benefit compared to a 47.9 percent benefit for the same period in 2004. For additional information, see Notes 14 and 19 to the consolidated financial statements included in Item 8.

Other
     Corporate general and administrative expenses for the year ended October 31, 2005 increased $2.3 million compared to the same period in 2004 primarily due to increased professional fees associated with our Sarbanes Oxley Section 404 compliance effort and increased legal and professional fees relating in part to the class action lawsuits.
     As of October 31, 2005, we had recorded net expenses of $9.4 million related to Hurricane Katrina. For additional information, see Note 24 to the consolidated financial statements included in Item 8.
     In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarters of fiscal years 2005 and 2004. There was no impairment charge during 2005 or 2004 related to goodwill. For additional information on goodwill, see Notes 2 and 3(g) to the consolidated financial statements included in Item 8.
     We recorded charges of $1.5 million for the year ended October 31, 2005 related to the reorganization of our divisions in the fourth quarter of fiscal year 2005. In December 2003, we announced a reduction and restructuring of our workforce and recorded $2.4 million in related charges during the year ended October 31, 2004. We also recorded a charge of $1.0 million for separation pay related to a former executive officer during fiscal year 2004. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. In accordance with SFAS No. 144, we recorded a noncash impairment charge of $31.8 million during the fourth quarter of fiscal year 2003, of which $10.2 million was included in continuing operations. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we reported gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. In 2005, we recorded $1.3 million in gains on dispositions, net of impairment losses. For additional information, see Note 14 to the consolidated financial statements included in Item 8. The charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
     Total depreciation and amortization was $21.4 million for the year ended October 31, 2005 compared to $48.4 million for the same period in 2004. Depreciation and amortization from continuing operations was $21.4 million for the year ended October 31, 2005 compared to $47.8 million for the same period in 2004. Amortization in fiscal year 2004 included $25.0 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales, and we no longer amortize these costs but rather expense them as incurred.
     Interest expense decreased $16.8 million to $30.5 million for the year ended October 31, 2005 compared to $47.3 million for the same period in 2004 due to a $39.5 million decrease in average debt outstanding and a 295 basis-point decrease in the average interest rate.
     Other operating income, net, was $1.4 million and $2.1 million for the years ended October 31, 2005 and 2004, respectively, and primarily included net gains on the sale of assets which were not included in our businesses classified as held for sale.
     The effective tax rate for our continuing operations for the year ended October 31, 2005 was 27.2 percent compared to 37.0 percent for the year ended October 31, 2004. The change in the effective tax rate was primarily due to the greater impact of the dividend exclusion related to dividends received from our trust income on a reduced level of book income caused by the increased costs associated with the early extinguishment of debt as well as costs attributable to Hurricane Katrina. The dividend exclusion relates to dividends received for investments in certain trusts for which we recognize earnings for tax purposes as earned by the trust. For additional information, see Note 19 to the consolidated financial statements included in Item 8.
     On May 31, 2005, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 4(a) to the condensed consolidated financial statements for additional information.
     As of October 31, 2005 and December 30, 2005, our outstanding debt totaled $410.0 million and $409.8 million, respectively. Of the total debt outstanding as of October 31, 2005, approximately 49 percent was subject to fixed rates averaging 6.2 percent, and 51 percent was subject to short-term variable rates averaging approximately 5.6 percent. On November 19, 2004, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility. On February 11, 2005, we completed the private offering of $200.0 million principal amount of our 6.25 percent senior notes due 2013. We also borrowed $130.0 million in additional term loan debt under our senior secured credit facility. We used the net proceeds from these transactions, together with a portion of our available cash, to repurchase $298.2 million in aggregate principal amount of our 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest of $28.9 million. In the second quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) representing the bond tender premium, related fees and expenses and the write-off of unamortized fees. In the third quarter of fiscal year 2005, the remaining 10.75 percent senior subordinated notes were redeemed. We recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. See Note 16 to the consolidated financial statements included in Item 8 for additional information.
Preneed Sales into and Deliveries out of the Backlog
     We achieved a 5.1 percent increase in preneed funeral sales for the year ended October 31, 2005 compared to the same period in 2004.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $171.7 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $72.6 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $165.7 million (including $67.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $149.1 million for the year ended October 31, 2005, compared to $148.1 million for the corresponding period in 2004, resulting in net increases in the backlog of $22.6 million and $17.6 million for the years ended October 31, 2005 and 2004, respectively.
Comparison of Fiscal Year 2004 to Fiscal Year 2003
     For fiscal year 2004, we had net earnings of $36.7 million, compared to a net loss of $18.0 million in fiscal year 2003. Fiscal year 2003 results include a $19.1 million loss in discontinued operations, while fiscal year 2004 results include $5.7 million of net earnings from discontinued operations. Earnings from continuing operations increased $29.9 million, from $1.1 million in fiscal year 2003 to $31.0 million in fiscal year 2004. Fiscal year 2004 results reflect an increase in gross profit of $16.4 million and a decrease in interest expense of $6.3 million. The improvement in gross profit was primarily a result of our cost savings initiatives and an increase in cemetery revenues. Cemetery revenues increased in large part due to the success of our cemetery property sales initiative. The decrease in interest expense was due to a $79.5 million decrease in average debt outstanding, partially offset by a 32 basis-point increase in the average interest rate. Fiscal year 2003 results include a $11.3 million loss on early extinguishment of debt due to the redemption of our $99.9 million Remarketable Or Redeemable Securities (“ROARS”). In addition, fiscal year 2003 results include ($10.2) million of net gains on dispositions and impairment (losses), whereas fiscal year 2004 results include ($0.2) million of net gains on dispositions and impairment (losses).

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003—Continuing Operations
Funeral Operations

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
	(Restated)	(Restated)
		(In millions)
Funeral Revenue:

Eastern Division	$108.6	$108.7	$(.1)
Western Division	143.9	142.6	1.3
Corporate Trust Management (1)	18.7	17.8	.9

Total Funeral Revenue	$271.2	$269.1	$2.1

Funeral Costs:

Eastern Division	$89.4	$94.2	$(4.8)
Western Division	112.6	115.7	(3.1)
Corporate Trust Management (1)	.5	.4	.1

Total Funeral Costs	$202.5	$210.3	$(7.8)

Funeral Gross Profit:

Eastern Division	$19.2	$14.5	$4.7
Western Division	31.3	26.9	4.4
Corporate Trust Management (1)	18.2	17.4	.8

Total Funeral Gross Profit	$68.7	$58.8	$9.9

Same-Store Analysis

			Same-Store
	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2004	2003
Eastern Division	1.7%	(1.1%)	30.2%	29.5%
Western Division	2.4%	(1.0%)	41.1%	40.3%
Total	2.3%	(1.0%)	36.6%	35.9%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2004 and 2003 were $5.5 million and $5.2 million, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2004 and 2003 were $13.2 million and $12.6 million, respectively.
Consolidated Operations — Funeral
     Total funeral revenue from continuing operations increased $2.1 million for the year ended October 31, 2004, compared to the corresponding period in 2003. Our same-store businesses achieved a 3.6 percent increase in the average revenue per traditional funeral service and a 4.9 percent increase in the average revenue per cremation service. There was also an increase in trust earnings recognized upon the delivery of preneed funerals. This resulted in an overall 2.3 percent increase in the average revenue per funeral service for our same-store businesses. That increase was offset by a 1.0 percent decline in the number of funeral services performed by our same-store businesses, or 633 events out of the 60,792 total same-store events performed. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new program for arranger incentives.

     Funeral gross profit margin from continuing operations increased from 21.8 percent in the year ended October 31, 2003 to 25.3 percent in the year ended October 31, 2004. This improvement was due primarily to reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. In addition, direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined slightly. The cremation rate for our same-store operations was 36.6 percent for the year ended October 31, 2004 compared to 35.9 percent for the year ended October 31, 2003.
Segment Discussion — Funeral
     Funeral revenue in the Western division funeral segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 2.4 percent, offset by a decrease in the number of funeral services performed of 1.0 percent. Funeral revenue in the corporate trust management segment increased due primarily to an increase in trust earnings recognized upon the delivery of preneed funerals of $0.6 million and an increase in trust management fees of $0.3 million.
     Funeral gross profit margin for the Western division and Eastern division funeral segments increased primarily due to reduced general and administrative costs resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. In addition, direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined. Also, funeral gross profit margin in the Western division segment increased primarily due to an increase in revenue as discussed above.
     As demonstrated in the table above, the same-store cremation rate increased for the Western division and Eastern division funeral segments.
Cemetery Operations

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
	(Restated)	(Restated)
		(In millions)
Cemetery Revenue:

Eastern Division	$122.1	$116.7	$5.4
Western Division	90.1	82.1	8.0
Corporate Trust Management (1)	10.6	10.6	—

Total Cemetery Revenue	$222.8	$209.4	$13.4

Cemetery Costs:

Eastern Division	$105.1	$101.4	$3.7
Western Division	70.8	67.6	3.2
Corporate Trust Management (1)	.6	.5	.1

Total Cemetery Costs	$176.5	$169.5	$7.0

Cemetery Gross Profit:

Eastern Division	$17.0	$15.3	$1.7
Western Division	19.3	14.5	4.8
Corporate Trust Management (1)	10.0	10.1	(.1)

Total Cemetery Gross Profit	$46.3	$39.9	$6.4

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 6 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2004 and 2003 were $4.7 million and $4.4 million, respectively, and cemetery trust earnings recognized were $5.9 million and $6.2 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $13.4 million, or 6.4 percent, for the year ended October 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales, construction during the year on various cemetery development projects and an improvement in our bad debt experience. Our sales organization was very successful with our preneed cemetery property sales initiative. Gross cemetery property sales increased 8.9 percent for the year ended October 31, 2004 compared to the year ended October 31, 2003 from $91.1 million to $99.2 million, which was in line with our stated goal of 5 percent to 10 percent. This increase in cemetery property sales accounted for approximately half of the cemetery revenue increase with the remaining increase due primarily to progress on the construction of various cemetery property sold prior to construction and the improvement in our bad debt experience. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.1 percent in our perpetual care trusts for the year ended October 31, 2004 resulting in revenue of $6.4 million, compared to 4.2 percent for the corresponding period in 2003 resulting in revenue of $7.9 million. Perpetual care trust earnings are included in the Western division and Eastern division segments’ revenue and gross profit. See Note 7 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit margin from continuing operations increased from 19.1 percent in the year ended October 31, 2003 to 20.8 percent in the year ended October 31, 2004. This improvement resulted from increased cemetery revenue as discussed above, combined with reduced general and administrative costs in the cemetery segment resulting primarily from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) increased as a result of the increased revenue.
Segment Discussion — Cemetery
     Cemetery revenue in the Western division and Eastern division segments increased primarily due to an increase in cemetery property sales. For further discussion on our preneed cemetery property sales initiative, see “Consolidated Operations — Cemetery.” The Western division segment also benefited from an improvement in bad debt experience. Cemetery revenue in the Western division segment increased primarily due to an increase in construction during the year on various cemetery development projects. For further discussion, see “Consolidated Operations — Cemetery.”
     Cemetery gross profit margin for the Western and Eastern division cemetery segments increased primarily due to increased cemetery revenue as discussed above, combined with reduced general and administrative costs resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) increased as a result of the increased revenue.
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal years 2003, 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2004 were gains on dispositions, net of impairment losses, of approximately $2.4 million compared to an impairment loss of $21.6 million that was recognized for the year ended October 31, 2003. Revenues for fiscal year 2004 were $12.7 million compared to $19.3 million in fiscal year 2003. The effective tax rate for our discontinued operations for the year ended October 31, 2004 was a 47.9 percent benefit compared to an 8.3 percent benefit for the same period in 2003. A benefit was recorded for the discontinued

operations in fiscal year 2004 because we determined that certain tax benefits on asset sales would be realized. For additional information, see Notes 14 and 19 to the consolidated financial statements included in Item 8.
Other
     Corporate general and administrative expenses for the year ended October 31, 2004 decreased $.6 million compared to the same period in 2003 primarily due to decreases in salaries and legal fees.
     In accordance with SFAS No. 142, we performed our annual goodwill impairment review during the fourth quarters of fiscal years 2004 and 2003. There was no impairment charge during 2004 or 2003 related to goodwill. For additional information on goodwill, see Notes 2 and 3(g) to the consolidated financial statements included in Item 8.
     In December 2003, we announced a reduction and restructuring of our workforce. We recorded $2.4 million in related charges during the year ended October 31, 2004. We also recorded charges of $1.0 million and $2.5 million for the years ended October 31, 2004 and 2003, respectively, for separation pay related to former executive officers. The charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. In accordance with SFAS No. 144, we recorded a noncash impairment charge of $31.8 million during the fourth quarter of fiscal year 2003, of which $10.2 million was included in continuing operations. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we reported gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. For additional information, see Note 14 to the consolidated financial statements included in Item 8. The charge is presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
     Total depreciation and amortization was $48.4 million for the year ended October 31, 2004 compared to $49.2 million for the same period in 2003. Depreciation and amortization from continuing operations was $47.8 million for the year ended October 31, 2004 compared to $47.5 million for the same period in 2003.
     Interest expense decreased $6.3 million to $47.3 million for the year ended October 31, 2004 compared to $53.6 million for the same period in 2003 due to a $79.5 million decrease in average debt outstanding, partially offset by a 32 basis-point increase in the average interest rate.
     On May 1, 2003, we exercised our right to redeem our outstanding $99.9 million Remarketable Or Redeemable Securities (“ROARS”) rather than allowing them to be remarketed and recorded a loss on early extinguishment of debt of $11.3 million in fiscal year 2003.
     Other operating income, net, was $2.4 million for the years ended October 31, 2004 and 2003 and primarily included net gains on the sale of assets which were not included in our businesses classified as held for sale.
     Investment and other income (expense), net, increased $.9 million to $.2 million for the year ended October 31, 2004. A write-down of certain marketable securities occurred in 2003, which had market value losses that were deemed to be other than temporary.
     The effective tax rate for our continuing operations for the year ended October 31, 2004 was 37.0 percent compared to 77.1 percent for the year ended October 31, 2003. We recorded a valuation allowance on the impairment of long-lived assets which significantly increased the rate. For a discussion on the increase in the valuation allowance, see Note 19 to the consolidated financial statements included in Item 8. The effective tax rate was also impacted by the reduced book income in 2003 compared to 2004 and the increase in state taxes for 2003. We operate in many different states through over 200 entities. Therefore, the mix of income by location can have an impact on state taxes.
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

In order to hedge a portion of the interest rate risk associated with our variable-rate debt, effective March 11, 2002, we entered into two interest rate swap agreements, each involving a notional amount of $50.0 million. One of the agreements expired on March 11, 2004, and the other expires on March 11, 2005. As of October 31, 2004, the effective rate of the debt hedged by the remaining interest rate swap was 6.765 percent. On November 19, 2004, we completed the refinancing of our senior secured credit facility. No amounts under the new senior secured credit facility are hedged by the remaining interest rate swap. See Note 16 to the consolidated financial statements included in Item 8 for additional information.
Preneed Sales into and Deliveries out of the Backlog
     In the third quarter of fiscal year 2003, we increased our focus on preneed sales as part of our operating initiatives, and that effort helped us achieve a 9.4 percent increase in preneed funeral sales for the year ended October 31, 2004 compared to the same period in 2003.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $165.7 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $67.3 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2004 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $159.9 million (including $65.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2003. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $148.1 million for the year ended October 31, 2004, compared to $148.6 million for the corresponding period in 2003, resulting in a net increases in the backlog of $17.6 million and $11.3 million for the years ended October 31, 2004 and 2003, respectively.
Liquidity and Capital Resources
Cash Flow
Comparison of Fiscal Year 2005 to Fiscal Year 2004
     Our operations provided cash of $52.8 million for the year ended October 31, 2005 compared to $93.6 million for the comparable period in 2004. The 2005 amount included a cash inflow of approximately $19 million for cash withdrawn from trust accounts during the year resulting from the determination during the deferred revenue project that those amounts had not been withdrawn in prior periods, even though the related services and merchandise had been delivered in prior periods. The 2005 amount also included a cash outflow of approximately $2.5 million related to Hurricane Katrina. The 2004 amount included a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. In fiscal year 2005, we also recorded $25.5 million for premiums paid for the early extinguishment of debt related to the debt refinancings occurring in 2005.
     Our investing activities resulted in a net cash outflow of $12.4 million for the year ended October 31, 2005, compared to a net cash inflow of $0.5 million for fiscal year 2004. The change was primarily due to $19.8 million in proceeds from asset sales in fiscal year 2004 compared to $10.0 million in fiscal year 2005.
     Our financing activities resulted in a net cash outflow of $21.4 million for the year ended October 31, 2005, compared to a net cash outflow of $91.3 million for the comparable period in 2004. The change was due primarily to repayments of long-term debt of $85.3 million in fiscal year 2004 compared to net repayments of $6.8 million ($446.8 million in repayments, net of $440.0 million in proceeds) in fiscal year 2005. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004. We also used $13.7 million in fiscal year 2005 compared to $19.3 million in fiscal year 2004 to repurchase stock under our stock repurchase program. On March 28, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock, and we used $8.2 million for dividends payments in 2005.
Comparison of Fiscal Year 2004 to Fiscal Year 2003
     Our operations provided cash of $93.6 million for the year ended October 31, 2004 compared to $57.1 million for the comparable period in 2003. The 2004 amount included a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue and a cash outflow of $2.1 million for separation pay. The 2003 amount included a $23.3 million tax refund received related to the sale of our foreign operations and a cash outflow of $0.4 million for separation pay. The increase in operating cash flow was also due in part to the increase in earnings. In fiscal year 2003, we also paid $12.7 million to avoid a remarketing right in connection with the redemption of our $99.9 million Remarketable Or Redeemable Securities.
     Our investing activities resulted in a net cash inflow of $0.5 million for the year ended October 31, 2004, compared to a net cash outflow of $15.4 million for fiscal year 2003. The change was primarily due to $19.8 million in proceeds from asset sales in fiscal year 2004 compared to $2.3 million in fiscal year 2003.
     Our financing activities resulted in a net cash outflow of $91.3 million for the year ended October 31, 2004, compared to a net cash outflow of $51.4 million for the comparable period in 2003. The change was due primarily to repayments of long-term debt of $85.3 million in fiscal year 2004 compared to net repayments of $48.2 million ($203.2 million in repayments, net of $155.0 million in proceeds) in fiscal year 2003. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004. The $155.0 million in proceeds from long-term debt received in 2003 was incurred in connection with the redemption of our $99.9 million Remarketable Or Redeemable Securities. We also used $19.3 million in fiscal year 2004 compared to $3.0 million in fiscal year 2003 to repurchase stock under our stock repurchase program.
Contractual Obligations and Commercial Commitments
     As of October 31, 2005, our outstanding debt balance totaled $410.0 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2005.

	Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2006	2007 — 2008	2009 — 2010	Thereafter
Long-term debt obligations (1)	$410.0	$3.2	$5.2	$4.4	$397.2
Interest on long-term debt (2)	164.1	24.9	48.6	47.9	42.7
Operating lease agreements (3)	35.1	4.8	6.9	4.9	18.5
Non-competition and other agreements (4)	6.4	2.5	3.0	.6	.3

	$615.6	$35.4	$63.7	$57.8	$458.7

(1)	See below for a breakdown of future scheduled principal payments and maturities of our long-term debt by type as of October 31, 2005.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of October 31, 2005.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 13 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31, 2005 were $4.8 million, $3.8 million, $3.1 million, $2.7 million, $2.2 million and $18.5 million for the years ending October 31, 2006, 2007, 2008, 2009, 2010 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to former executive officers.
     We expect to be able to reduce our debt with approximately $5.5 million of remaining income tax benefits related to the sale of our foreign operations which we expect to receive by the end of fiscal year 2007.
     On November 19, 2004, we completed the refinancing of our senior secured credit facility. On February 11, 2005, we completed the private offering of $200.0 million principal amount of our 6.25 percent senior notes due 2013. We also borrowed $130.0 million in additional term loan debt under our senior secured credit facility. We used the net proceeds from these transactions, together with a portion of our available cash, to repurchase $298.2 million in aggregate principal amount of our 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest. In the third quarter of fiscal year 2005, the remaining senior subordinated notes were redeemed. For additional information, see Note 16 to the consolidated financial statements included in Item 8.
     In connection with the issuance of the 6.25 percent senior notes, we entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. So far, we have been unable to cause the required registration statement to become effective and therefore are required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increases 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. As of October 31, 2005, we had incurred $0.5 million in additional interest charges.
     The following table details our future payments and maturities of long-term debt as of October 31, 2005.

				Other,
				Principally
				Seller
Fiscal	Revolving			Financing of
Year Ending	Credit	Term	Senior	Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2006	$—	$2.2	$—	$1.0	$3.2
2007	—	2.2	—	.6	2.8
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
2010	—	2.2	—	—	2.2
Thereafter	—	197.1	200.0	.1	397.2

Total long-term debt	$—	$208.1	$200.0	$1.9	$410.0

     We also had $12.7 million of outstanding letters of credit as of October 31, 2005, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. The surety company has the right to terminate the bond at any time, and if that were to occur and we were not able to obtain a replacement, we would be required to fund the trusts with cash equal to the bond amount. As of October 31, 2005, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.
     As of October 31, 2005, there were no amounts drawn on our $125.0 million revolving credit facility. As of October 31, 2005, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $71.2 million.
     For a discussion of our stock repurchase program and dividend payments, see “Overview of Fiscal Year 2005 — Dividends and Stock Repurchase Plan” above in this Item 7.
     The restatements described in Note 2 to the consolidated financial statements included in Item 8 as well as our failure to deliver financial statements within the specified deadlines in our senior secured credit facility resulted in a default and potential event of default under the facility. We sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements for a date subsequent to this filing. We delivered the financial statements within the time period specified in the waiver. We believe our incomplete July 31, 2005 Form 10-Q filed with the SEC met the financial statement compliance requirements of our senior secured credit facility. We believe we were in compliance with the terms of the senior secured credit facility.
     The indenture governing our 6.25 percent notes requires us to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements from our certified independent accountants. In addition, we must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if we failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. We furnished our July 31, 2005 Form 10-Q to the trustee and filed it with the SEC, and believe that doing so complied with the requirements of the indenture. We have not received a default notice from the trustee or note holders with respect to the late filing of the Form 10-K for the fiscal year ended October 31, 2005 and have now filed this report with the SEC. We believe we are in compliance with the terms of our 6.25 percent notes.

Capital Expenditures
     For fiscal year 2005, capital expenditures amounted to $22.6 million, which included $17.5 million for maintenance capital expenditures, $2.0 million for new growth initiatives and $3.1 million related to a building we purchased which was previously leased. We have no material commitments for capital expenditures in fiscal year 2006 other than approximately $5 million related to the Archdiocese of Los Angeles funeral homes and another funeral home project.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of October 31, 2005 consist of the following two items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 21 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 3(j) to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
	2004	2003	2002		2001
2005	Restated (1)	Restated (1)	Restated (1)		Restated (1)

1.36 (2)(6)	1.98 (3)	1.08 (4)	1.27	(5)(6)	—	(6)(7)

(1)	Restated for items described in Note 2 to the consolidated financial statements included in Item 8.

(2)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on disposition, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(3)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses.

(4)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(5)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(6)	Excludes the cumulative effect of change in accounting principles.

(7)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a charge of $9.1 million for the loss on early extinguishment of debt. As a result of these charges, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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
Forward-Looking Statements
     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives and strategic plan, (5) our ability to control costs, (6) our current plans for deployment of our projected cash flow, (7) projections regarding potential insurance recoveries for hurricane losses, (8) the success and timing of selling the small businesses designated as held for sale, and (9) our ability to realize the carrying value of our deferred tax assets.
     The financial forecast information included in this Form 10-K have been prepared by, and are the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the financial forecasts and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Form 10-K relates to our historical financial statements included in Item 8. It does not extend to the forecasted information and should not be read to do so.
     Accuracy of forecast information is dependent upon assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. Forecasts are based on a variety of estimates and assumptions made by our management with respect to, among other things, industry performance; general economic, market, industry and interest rate conditions; preneed and at-need sales activities and trends; fluctuations in cost of goods sold and other expenses; capital expenditures; and other matters that cannot be accurately predicted, may not be realized and are subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that the assumptions made in preparing forecast information will prove accurate, and actual results may vary materially from those contained in the forecasts. For these reasons, the forecast information should not be regarded as an accurate prediction of future results, but only of results that may be obtained if substantially all of our principal expectations are realized.
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
Marketable Equity Securities
     As of October 31, 2005 and 2004, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $609.9 million and $518.2 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $61.0 million and $51.8 million, respectively, in the fair value of such accounts.

     Our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, all of which are managed by ITI, are further discussed in Notes 5, 6 and 7 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.
Interest
     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 16 to our consolidated financial statements included in Item 8.
     As of October 31, 2005 and 2004, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $204.9 million and $314.6 million, respectively, compared to fair values of $192.9 million and $344.7 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 75 and 40 basis points for 2005 and 2004, respectively, would result in changes of approximately $8.3 million and $.9 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
     As of October 31, 2005 and 2004, the carrying values of our Term Loan B and revolving credit facility were $210.2 million and $113.0 million, respectively, compared to fair values of $213.1 million and $113.7 million, respectively. As of October 31, 2005, there were no amounts drawn on the revolving credit facility. None of the $210.2 million outstanding under the Term Loan B at October 31, 2005 was hedged. Each approximate 10 percent, or 65 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.1 million in our pretax earnings. Of the $113.0 million outstanding under Term Loan B and the revolving credit facility on October 31, 2004, $63.0 million was not hedged by the interest rate swap in effect at that time and was subject to short-term variable interest rates. Each approximate 10 percent, or 55 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $.3 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.
     As of October 31, 2005 and 2004, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $73.9 million and $64.9 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $2.1 million and $2.0 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.
     As of October 31, 2005 and 2004, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $164.3 million and $261.4 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pretax earnings. As such, as of October 31, 2005 and 2004, only $26.2 million and $36.5 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2005 and 2004, would result in changes of less than $.1 million for 2005 and 2004 in our pretax earnings.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:
We have completed an integrated audit of Stewart Enterprises, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries (“the Company”) at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales on November 1, 2004. As discussed in Note 3(k) to the consolidated financial statements, the Company changed its method of accounting for the Company’s preneed funeral and cemetery merchandise and services trusts and the Company’s cemetery perpetual care trusts in 2004.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Stewart Enterprises, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of material weaknesses relating to (1) revenue recognition on preneed cemetery merchandise and services contracts and (2) recognition of realized trust earnings on preneed cemetery and funeral contracts. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2005:
1.	The Company did not maintain effective controls over revenue recognition related to preneed cemetery merchandise and services contracts. Specifically, the Company did not maintain effective controls over the reconciliation of recorded revenues to revenues based on physical delivery of preneed cemetery merchandise to ensure completeness and accuracy of recorded preneed cemetery merchandise revenue and deferred preneed cemetery revenue. This control deficiency resulted in the restatement of the Company’s annual 2004 and 2003 consolidated financial statements including all quarters therein and the first three quarters of fiscal year 2005. This control deficiency could result in the misstatement of cemetery merchandise revenues and of deferred preneed cemetery revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

2.	The Company did not maintain effective controls over recognition of realized trust earnings on preneed cemetery and funeral contracts. Specifically, the Company did not maintain effective controls to recognize realized trust earnings upon the delivery of the related preneed cemetery and funeral merchandise and performance of preneed funeral services to ensure accuracy of recorded realized trust earnings and deferred trust earnings. This control deficiency resulted in the restatement of the Company’s annual 2004 and 2003 consolidated financial statements including all quarters therein and the first three quarters of fiscal year 2005. This control deficiency could result in the misstatement of cemetery and funeral revenues and of the deferred revenue associated with preneed cemetery and preneed funeral contracts sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly management determined that this control deficiency represents a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Stewart Enterprises, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Stewart Enterprises, Inc. has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 17, 2006

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues:
Funeral	$274,067	$271,239	$269,109
Cemetery	220,732	222,827	209,374

	494,799	494,066	478,483

Costs and expenses:
Funeral	212,341	202,498	210,289
Cemetery	180,187	176,556	169,551

	392,528	379,054	379,840

Gross profit	102,271	115,012	98,643
Corporate general and administrative expenses	(19,440)	(17,097)	(17,733)
Hurricane related charges, net	(9,366)	—	—
Separation charges	(1,507)	(3,435)	(2,450)
Gains on dispositions and impairment (losses), net	1,297	(204)	(10,206)
Other operating income, net	1,422	2,112	2,083

Operating earnings	74,677	96,388	70,337
Interest expense	(30,460)	(47,335)	(53,643)
Loss on early extinguishment of debt	(32,822)	—	(11,289)
Investment and other income (expense), net	713	178	(749)

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	12,108	49,231	4,656
Income taxes	3,293	18,209	3,591

Earnings from continuing operations before cumulative effect of change in accounting principle	8,815	31,022	1,065

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	975	3,834	(20,818)
Income tax benefit	(64)	(1,836)	(1,721)

Earnings (loss) from discontinued operations	1,039	5,670	(19,097)

Earnings (loss) before cumulative effect of change in accounting principle	9,854	36,692	(18,032)
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit)	(153,180)	—	—

Net earnings (loss)	$(143,326)	$36,692	$(18,032)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.08	$.29	$.01
Earnings (loss) from discontinued operations	.01	.05	(.18)
Cumulative effect of change in accounting principle	(1.40)	—	—

Net earnings (loss)	$(1.31)	$.34	$(.17)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.08	$.29	$.01
Earnings (loss) from discontinued operations	.01	.05	(.18)
Cumulative effect of change in accounting principle	(1.40)	—	—

Net earnings (loss)	$(1.31)	$.34	$(.17)

Weighted average common shares outstanding (in thousands):
Basic	109,040	107,522	108,220

Diluted	109,205	108,159	108,230

Dividends declared per common share	$.075	$—	$—

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2005	2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$40,605	$21,514
Marketable securities	1,302	1,297
Receivables, net of allowances	79,897	69,133
Inventories	33,480	36,174
Prepaid expenses	2,766	2,953
Deferred income taxes, net	11,116	7,674
Assets held for sale	—	10,493

Total current assets	169,166	149,238
Receivables due beyond one year, net of allowances	68,935	78,692
Preneed funeral receivables and trust investments	503,468	503,808
Preneed cemetery receivables and trust investments	257,437	258,176
Goodwill	272,729	272,729
Deferred preneed selling costs	—	253,360
Cemetery property, at cost	366,776	366,874
Property and equipment, at cost:
Land	41,191	39,527
Buildings	288,005	295,567
Equipment and other	158,285	156,205

	487,481	491,299
Less accumulated depreciation	195,845	189,552

Net property and equipment	291,636	301,747
Deferred income taxes, net	187,573	93,014
Cemetery perpetual care trust investments	213,088	210,267
Other assets	20,318	23,603

Total assets	$2,351,126	$2,511,508

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2005	2004
		(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,168	$1,725
Accounts payable	10,758	9,865
Accrued payroll and other benefits	12,306	13,005
Accrued insurance	20,757	21,430
Accrued interest	5,236	11,315
Other current liabilities	24,681	17,889
Taxes payable	886	130
Liabilities associated with assets held for sale	—	6,491

Total current liabilities	77,792	81,850
Long-term debt, less current maturities	406,859	415,080
Deferred preneed funeral revenue	284,464	297,328
Deferred preneed cemetery revenue	292,511	280,570
Non-controlling interest in funeral and cemetery trusts	626,841	627,344
Other long-term liabilities	11,442	12,465

Total liabilities	1,699,909	1,714,637

Commitments and contingencies (Note 21)	—	—
Non-controlling interest in perpetual care trusts	211,764	208,893

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 105,115,187 and 104,330,101 shares at October 31, 2005 and 2004, respectively	105,115	104,330
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2005 and 2004; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	667,663	673,630
Accumulated deficit	(336,308)	(192,982)
Unearned restricted stock compensation	(569)	(222)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(3)	—
Derivative financial instrument losses	—	(333)

Total accumulated other comprehensive loss	(3)	(333)

Total shareholders’ equity	439,453	587,978

Total liabilities and shareholders’ equity	$2,351,126	$2,511,508

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unrealized
			Retained	Appreciation	Derivative
		Additional	Earnings	(Depreciation)	Financial	Total
	Common	Paid-In	(Accumulated	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Investments	Gains (Losses)	Equity
			(Restated)			(Restated)
Balance October 31, 2002 as previously reported	$108,025	$677,087	$30,604	$(965)	$(2,488)	$812,263
Prior period adjustments			(242,246)			(242,246)

Balance October 31, 2002 — Restated	$108,025	$677,087	$(211,642)	$(965)	$(2,488)	$570,017

Comprehensive income (loss):
Net loss — Restated			(18,032)			(18,032)

Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax expense of ($418)				682		682

Unrealized appreciation of investments, net of deferred tax expense of ($124)				168		168

Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($558)					842	842

Total other comprehensive Income	—	—	—	850	842	1,692

Total comprehensive income (loss) — Restated	—	—	(18,032)	850	842	(16,340)

Issuance of common stock	441	1,586				2,027

Purchase and retirement of common stock	(739)	(2,234)				(2,973)

Balance October 31, 2003 — Restated	$107,727	$676,439	$(229,674)	$(115)	$(1,646)	$552,731

			Retained	Unearned	Unrealized	Derivative
		Additional	Earnings	Restricted	Appreciation	Financial	Total
	Common	Paid-In	(Accumulated	Stock	(Depreciation) of	Instrument	Shareholders
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
			(Restated)				(Restated)
Balance October 31, 2003 — Restated	$107,727	$676,439	$(229,674)	$—	$(115)	$(1,646)	$552,731
Comprehensive income:
Net earnings — Restated			36,692				36,692

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($50)					115		115
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)						194	194

Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($643)						1,119	1,119

Total other comprehensive income	—	—	—	—	115	1,313	1,428

Total comprehensive income — Restated	—	—	36,692	—	115	1,313	38,120
Restricted stock activity	132	541		(222)			451
Issuance of common stock	74	347					421
Stock options exercised	2,713	10,279					12,992
Tax benefit associated with stock options exercised		2,612					2,612
Purchase and retirement of common stock	(2,761)	(16,588)					(19,349)

Balance October 31, 2004 – Restated	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

					Unrealized	Derivative
			Retained	Unearned	Appreciation	Financial
		Additional	Earnings	Restricted	(Depreciation)	Instrument	Total
	Common	Paid-In	(Accumulated	Stock	of	Gains	Shareholders
	Stock(1)	Capital	Deficit)	Compensation	Investments	(Losses)	Equity
			(Restated)				(Restated)
Balance October 31, 2004 – Restated	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

Comprehensive income (loss):
Net loss			(143,326)				(143,326)

Other comprehensive income (loss):
Unrealized appreciation of investments, net of deferred tax expense of ($2)					(3)		(3)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)						333	333

Total other comprehensive income (loss)	—	—	—	—	(3)	333	330

Total comprehensive income (loss)	—	—	(143,326)	—	(3)	333	(142,996)

Restricted stock activity	155	936		(347)			744
Issuance of common stock	76	359					435
Stock options exercised	2,654	10,513					13,167
Tax benefit associated with stock options exercised		1,993					1,993
Purchase and retirement of common stock	(2,100)	(11,585)					(13,685)
Dividends ($.025 per share)		(8,183)					(8,183)

Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$—	$439,453

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$(143,326)	$36,692	$(18,032)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	153,180	—	—
(Gains) on dispositions and impairment losses, net	(2,401)	(2,222)	31,830
Loss on hurricane damaged properties	11,661	—	—
Loss on early extinguishment of debt	32,822	—	11,289
Premiums paid on early extinguishment of debt	(25,463)	—	(12,691)
Depreciation and amortization	21,424	23,469	25,274
Amortization of preneed selling costs	—	24,952	23,932
Amortization of deferred financing costs	1,276	5,298	4,840
Provision for doubtful accounts	10,077	7,107	8,027
Tax benefit on stock options exercised	1,993	2,612	—
Net losses realized on marketable securities	—	101	1,100
Provision (benefit) for deferred income taxes	(543)	8,768	33,038
Other	518	258	(795)
Changes in assets and liabilities:
(Increase) decrease in other receivables	(14,155)	21,871	(26,805)
Decrease in inventories and cemetery property	1,246	2,081	769
Increase (decrease) in accounts payable and accrued expenses	7,018	4,669	(983)
Net effect of preneed funeral production and maturities	(18,480)	(14,284)	(4,492)
Net effect of preneed cemetery production and deliveries	16,689	6,421	10,341
Change in deferred preneed selling costs	—	(34,553)	(34,685)
Increase (decrease) in other	(694)	416	5,172

Net cash provided by operating activities	52,842	93,656	57,129

Cash flows from investing activities:
Proceeds from sales of marketable securities	16	1,121	550
Proceeds from sale of assets, net	10,007	19,775	2,341
Additions to property and equipment	(22,569)	(20,423)	(18,439)
Other	149	54	185

Net cash provided by (used in) investing activities	(12,397)	527	(15,363)

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	155,000
Repayments of long-term debt	(446,778)	(85,310)	(203,164)
Debt issue costs	(6,257)	—	(816)
Issuance of common stock	13,602	13,413	582
Purchase and retirement of common stock	(13,685)	(19,349)	(2,973)
Dividends	(8,183)	—	—
Other	(53)	(8)	—

Net cash used in financing activities	(21,354)	(91,254)	(51,371)

Net increase (decrease) in cash	19,091	2,929	(9,605)
Cash and cash equivalents, beginning of year	21,514	18,585	28,190

Cash and cash equivalents, end of year	$40,605	$21,514	$18,585

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$2,000	$(26,400)	$(17,500)
Interest	$34,400	$41,100	$50,500
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$—	$—	$1,445
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2005, the Company operated 231 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. Additional information on segments can be found in Note 22.
(2) Restatement
     The Company has restated its consolidated financial statements for fiscal years 2004 and 2003, all the quarters therein and the first three quarters of fiscal year 2005. The restatements are primarily the result of:
(A)	The incorrect determination of operating and reportable segments and reporting units related to the application of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), which also had the effect of changing the charges recorded for the assets sold as part of its plan initiated in December 2003 (see Note 14) to sell a number of businesses, and the net book value of assets held for sale on its balance sheet.

(B)	Errors identified in revenue recognition of preneed cemetery merchandise and services contracts and recognition of realized trust earnings on preneed cemetery and funeral merchandise and services contracts.

(C)	Other miscellaneous adjustments, including adjustments for lease-related accounting practices.
The restatement for these errors is discussed in more detail below.
Segments and Reporting Units
     The Company re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that it had incorrectly identified its operating and reportable segments for all prior periods. The Company concluded that it had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. The Company’s historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As part of the Company’s strategic planning process, in the fourth quarter of fiscal year 2005, the Company reorganized and revised its operating divisions from four to two and revised its operating and reportable segments. For further discussion of the revision of the Company’s operating and reportable segments in the fourth quarter of 2005, see Note 22.
     The correction of the Company’s operating segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. The Company’s evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. As a result of the reorganization and revision of the Company’s divisions effective for the fourth quarter of fiscal year 2005, the Company revised its evaluation of goodwill based upon 11 reporting units. For further discussion of the change in the Company’s reporting units in the fourth quarter of 2005, see Note 3(g).
     The restatement of the Company’s operating segments and reporting units resulted in the need to correct its goodwill impairment reviews as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. Consequently, the Company recorded a $209,400 ($193,090 after tax, or $1.78 per diluted share) charge on November 1, 2001 as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. The Company’s previously reported financial statements did not include a goodwill impairment charge upon the initial adoption of SFAS No. 142 on November 1, 2001 or during its annual assessment in the fourth quarter of fiscal year 2002. The Company also restated its previously reported fiscal year 2003 goodwill impairment

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Restatement — (Continued)
charge of $73,000 ($66,900 after tax, or $.62 per share) because based on its revised reporting units, no goodwill impairment charge for the year ended October 31, 2003 was necessary.
     Further, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company sold as part of the Company’s plan to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. Due to these changes, the gain or loss on those sales has been corrected. In 2003, this resulted in an additional net gain of $2,170, representing a gain of $1,334 related to continuing operations as originally reported and a gain of $836 related to discontinued operations. In 2004, this resulted in an additional net gain of $579, representing a loss of $523 related to continuing operations as originally reported and a gain of $1,102 related to discontinued operations.
Deferred Revenue Project
     In connection with the Company’s internal control assessment under Section 404 of Sarbanes-Oxley, it undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in its backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in the Company’s assessment that the recorded amount of deferred revenue was misstated, and therefore, the Company needed to restate its prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
     The Company identified errors in the amount of recorded revenue, deferred revenue and related deferred trust earnings associated with cemetery merchandise and funeral service and merchandise contracts. The errors also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(f).
     The overall impact of the deferred revenue project on net earnings and earnings per share for the first three quarters of 2005 and fiscal years 2004 and 2003 was a decrease in net earnings of $18,211 (including $11,862, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), $11,989 and $13,191, respectively, and a decrease in earnings per share of $.16, $.11 and $.12, respectively. The 2005 amount reflects the adjustment to the previously reported unaudited results through July 31, 2005.
Other Adjustments
     As previously disclosed, in the Company’s Form 10-Q for the second quarter of fiscal year 2005, the Company reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,839 ($1,149 after tax, or $.01 per share). The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company recorded the cumulative effect of these prior period adjustments of $1,839 as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because the Company is amending its Form 10-K for the year ended October 31, 2004 for the restatements discussed above under the heading “Restatement of Financial Statements,” the Company is now required to record the lease adjustments in the periods they were actually incurred. In this filing, the Company removed the cumulative effect of this prior period adjustment of $1,839 ($1,149 after tax) and will remove it from subsequent amended Form 10-Qs for January 31, 2005, April 30, 2005 and July 31, 2005. The Company also recorded other miscellaneous immaterial adjustments.
     A summary of the effects of the restatements described above on the Company’s financial statements for the years ended October 31, 2004 and 2003 and as of October 31, 2004 is presented below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Restatement — (Continued)

			Effect of			As Restated
	As Previously	Effect of	restating to			and
	Reported for	restating to	correct for the		As Restated	Reclassified
	the Year	correct for	impact of the		for the Year	for the Year
	Ended	goodwill	deferred		Ended	Ended
	October 31,	reporting unit	revenue	Other	October 31,	October 31,
	2004 (1)	errors	project	adjustments (2)	2004	2004 (3)
Consolidated Statements of Earnings:

Revenues:
Funeral	$280,045	$—	$(8,826)	$—	$271,219	$271,239
Cemetery	236,837	—	(12,867)	—	223,970	222,827

	516,882	—	(21,693)	—	495,189	494,066

Costs and expenses:
Funeral	201,795	—	—	463	202,258	202,498
Cemetery	180,304	—	(3,048)	—	177,256	176,556

	382,099	—	(3,048)	463	379,514	379,054

Gross profit	134,783		(18,645)	(463)	115,675	115,012
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)	(17,097)
Separation charges	(3,435)	—	—	—	(3,435)	(3,435)
Gains on dispositions and impairment (losses), net	564	(523)	—	(300)	(259)	(204)
Other operating income, net	2,122	—	—	—	2,122	2,112

Operating earnings	116,937	(523)	(18,645)	(763)	97,006	96,388
Interest expense	(47,335)	—	—	—	(47,335)	(47,335)
Investment and other income (expense), net	(922)	—	—	1,100	178	178

Earnings from continuing operations before income taxes	68,680	(523)	(18,645)	337	49,849	49,231
Income taxes	25,195	(202)	(6,656)	128	18,465	18,209

Earnings from continuing operations	43,485	(321)	(11,989)	209	31,384	31,022

Earnings from discontinued operations before income taxes	2,114	1,102	—	—	3,216	3,834
Income tax benefit	(563)	(1,529)	—	—	(2,092)	(1,836)

Earnings from discontinued operations	2,677	2,631	—	—	5,308	5,670

Net earnings	$46,162	$2,310	$(11,989)	$209	$36,692	$36,692

Basic earnings per common share:
Earnings from continuing operations	$.40	$—	$(.11)	$—	$.29	$.29
Earnings from discontinued operations	.03	.02	—	—	.05	.05

Net earnings per share	$.43	$.02	$(.11)	$—	$.34	$.34

Diluted earnings per common share:
Earnings from continuing operations	$.40	$—	$(.11)	$—	$.29	$.29
Earnings from discontinued operations	.03	.02	—	—	.05	.05

Net earnings per share	$.43	$.02	$(.11)	$—	$.34	$.34

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Restatement — (Continued)

			Effect of			As Restated
	As Previously	Effect of	restating to			and
	Reported for	restating to	correct for the		As Restated	Reclassified
	the Year	correct for	impact of the		for the Year	for the Year
	Ended	goodwill	deferred		Ended	Ended
	October 31,	reporting unit	revenue	Other	October 31,	October 31,
	2003 (1)	errors	project	adjustments(2)	2003	2003 (3)
Consolidated Statements of Earnings:

Revenues:
Funeral	$280,329	$—	$(11,129)	$—	$269,200	$269,109
Cemetery	223,384	—	(13,410)	300	210,274	209,374

	503,713	—	(24,539)	300	479,474	478,483

Costs and expenses:
Funeral	210,235	—	—	(250)	209,985	210,289
Cemetery	173,678	—	(3,155)	(131)	170,392	169,551

	383,913	—	(3,155)	(381)	380,377	379,840

Gross profit	119,800	—	(21,384)	681	99,097	98,643
Corporate general and administrative expenses	(17,733)	—	—	—	(17,733)	(17,733)
Impairment of goodwill	(73,000)	73,000	—	—	—	—
Separation charges	(2,450)	—	—	—	(2,450)	(2,450)
Gains on dispositions and impairment (losses), net	(18,972)	1,334	—	300	(17,338)	(10,206)
Other operating income, net	2,093	—	—	—	2,093	2,083

Operating earnings	9,738	74,334	(21,384)	981	63,669	70,337
Interest expense	(53,478)	—	—	(165)	(53,643)	(53,643)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)	(11,289)
Investment and other income (expense), net	545	—	—	(1,294)	(749)	(749)

Earnings (loss) from continuing operations before income taxes	(54,484)	74,334	(21,384)	(478)	(2,012)	4,656
Income taxes	5,256	6,247	(8,193)	(182)	3,128	3,591

Earnings (loss) from continuing operations	(59,740)	68,087	(13,191)	(296)	(5,140)	1,065

Loss from discontinued operations before income taxes	(14,986)	836	—	—	(14,150)	(20,818)
Income tax benefit	(1,258)	—	—	—	(1,258)	(1,721)

Loss from discontinued operations	(13,728)	836	—	—	(12,892)	(19,097)

Net loss	$(73,468)	$68,923	$(13,191)	$(296)	$(18,032)	$(18,032)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.55)	$.63	$(.12)	$(.01)	$(.05)	$.01
Loss from discontinued operations	(.13)	.01	—	—	(.12)	(.18)

Net loss per share	$(.68)	$.64	$(.12)	$(.01)	$(.17)	$(.17)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.55)	$.63	$(.12)	$(.01)	$(.05)	$.01
Loss from discontinued operations	(.13)	.01	—	—	(.12)	(.18)

Net loss per share	$(.68)	$.64	$(.12)	$(.01)	$(.17)	$(.17)

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Restatement — (Continued)

			Effect of restating
	As Previously	Effect of restating	to correct for the
	Reported —	to correct for	impact of the		As Restated —	As Restated and
	October 31,	goodwill reporting	deferred revenue	Other	October 31,	Reclassified —
	2004(1)	unit errors	project	adjustments(2)	2004	October 31, 2004 (3)
Consolidated Balance Sheets:
Assets held for sale	$3,590	$(15)	$—	$—	$3,575	$10,493
Total current assets	134,491	(15)	8,966	(1,597)	141,845	149,238
Deferred income taxes	43,124	11,794	37,593	481	92,992	93,014
Goodwill	404,169	(131,400)	2,980	(2,976)	272,773	272,729
Total assets	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508
Liabilities associated with assets held for sale	2,388	—	—	—	2,388	6,491
Total current liabilities	71,781	—	790	5,176	77,747	81,850
Deferred preneed funeral revenue	156,164	—	145,161	(2,653)	298,672	297,328
Deferred preneed cemetery revenue	288,516	—	(5,278)	(1,963)	281,275	280,570
Retained earnings (accumulated deficit)	3,298	(121,857)	(71,447)	(2,976)	(192,982)	(192,982)
Total shareholders’ equity	784,258	(121,857)	(71,447)	(2,976)	587,978	587,978
Total liabilities and shareholders’ equity	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations. See Note 3(f) for further discussion.

Consolidated Balance Sheets
(Amounts in thousands)	2002
Shareholders’ equity as previously reported (1)	$812,263
Effect of restatement of goodwill	(193,090)
Effect of restatements due to deferred revenue project	(46,267)
Effect of other adjustments (2)	(2,889)

Total shareholders’ equity	$570,017

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.
(3) Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. A discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale can be found in Note 14.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)
     (c) Fair Value of Financial Instruments
     Estimated fair value amounts have been determined using available market information and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
     The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities. The carrying amounts of marketable securities and marketable securities included in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the Company’s long-term variable-rate and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 16.
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
     (e) Buildings and Equipment
     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 10 to 40 years and from 3 to 10 years, respectively, primarily using the straight-line method. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2005, 2004 and 2003, depreciation expense totaled $21,424, $23,469 and $25,274, respectively.
     The Company reviews for continued appropriateness the carrying value of its long-lived assets whenever events and circumstances indicate a potential impairment. This review is based on its projections of anticipated undiscounted future cash flows. If indicators of impairment are present, the Company evaluates the undiscounted future cash flows estimated to be generated by those assets compared to the carrying amount of those assets. The net carrying value of assets not recoverable are reduced to fair value. While the Company believes that its estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect its evaluations.
     (f) Preneed Selling Costs

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” This expense amortization was included in amortization of preneed selling costs in the consolidated statement of cash flows. Accordingly, fiscal years 2004 and 2003 include the amortization of these deferred selling costs while fiscal year 2005 does not. For the years ended October 31, 2004 and 2003, amortization of preneed selling costs was $24,952 and $23,932. The Company changed its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it makes its reported results more comparable with other public death care companies, better aligns the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminates the burden of maintaining deferred selling cost records. As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $254,241 ($153,180 after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change. In addition to the charge for the cumulative effect of change in accounting principle, the effect of the change in accounting principles for the year ended October 31, 2005 was a decrease in net earnings of $4,957, or $.04 per share, which represents the selling costs expensed in excess of what the amortization of preneed selling costs would have been had the Company not changed its accounting method.
     (g) Goodwill
     The Company’s historical evaluation of goodwill was performed at the funeral and cemetery segment levels, which the Company previously reported as its reporting units. The revision of the Company’s operating segments and reporting units resulted in the need to perform goodwill impairment reviews of the revised reporting units as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. For further discussion of the restatement to report the resulting charge for the cumulative effect of the adoption of SFAS No. 142 and the restatement of the goodwill impairment charge previously reported in fiscal year 2003, see Note 2.
     As discussed in Note 2, the Company’s evaluation of the goodwill of its operations will now consist of 11 reporting units. Those reporting units include: corporate trust management; the Western division funeral operating segment comprised of three reporting units (Western-North region, Western-South region and Midwestern, Southern and Southwestern regions aggregated); the Western division cemetery operating segment comprised of two reporting units (Western-North region and the Western-South, Midwestern, Southern and Southwestern regions aggregated); the Eastern division funeral operating segment comprised of three reporting units (Southern region, Puerto Rico region and the Northern and Central regions aggregated); and the Eastern division cemetery operating segment comprised of two reporting units (Puerto Rico region and the Southern, Northern and Central regions aggregated).
     The Company’s goodwill impairment test involves estimates and management judgment and was performed using a discounted cash flow valuation methodology. Step two of the impairment test involves determining estimates of fair values of the Company’s assets and liabilities. The Company may obtain assistance from third parties in assessing the fair value of certain of its assets, primarily real estate, in performing the step two analysis.
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
     In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with its carrying amount (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)
implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual goodwill assessment for the year ended October 31, 2005 resulted in no goodwill impairment charge for fiscal year 2005.
     Goodwill in excess of net assets of companies acquired totaled $272,729 as of October 31, 2005 and 2004. Accumulated amortization in goodwill was $62,767 as of October 31, 2005 and 2004. The Company has approximately $76,000 of tax deductible goodwill as of October 31, 2005, which will be amortized over the next eight years for tax purposes. Goodwill and changes in goodwill by operating segment from October 31, 2003 to October 31, 2004 are presented below.

			Goodwill at
	Goodwill	Reclass to assets	October 31,
	October 31, 2003 -Restated	held for sale	2004-Restated
Western Division – Funeral	$108,278	$(111)	$108,167
Eastern Division – Funeral	89,646	(110)	89,536

Total Funeral Goodwill	$197,924	$(221)	$197,703

Western Division – Cemetery	$48,984	$—	$48,984
Eastern Division – Cemetery	26,042	—	26,042

Total Cemetery Goodwill	$75,026	$—	$75,026

Total Goodwill	$272,950	$(221)	$272,729

     (h) Stock-Based Compensation
     At October 31, 2005, the Company had three stock-based employee compensation plans, which are described in more detail in Note 20. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal years 2005 and 2004 is reflected in earnings and amounted to $704 and $650 for the years ended October 31, 2005 and 2004, respectively. See Note 3(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company has evaluated the impact of its adoption on its financial statements. See Note 4(b) for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Net earnings (loss)	$(143,326)	$36,692	$(18,032)
Stock-based employee compensation expense included in reported net earnings, net of tax	440	403	—
Stock-based employee compensation expense determined under fair value-based method, net of tax	(1,696)	(1,870)	(2,932)

Pro forma net earnings (loss)	$(144,582)	$35,225	$(20,964)

Net earnings (loss) per common share:
Basic — as reported	$(1.31)	$.34	$(.17)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)

Basic — pro forma	$(1.32)	$.33	$(.19)

Diluted — as reported	$(1.31)	$.34	$(.17)

Diluted — pro forma	$(1.32)	$.33	$(.19)

     See Note 20 for further information regarding the Company’s stock options outstanding as of October 31, 2005, 2004 and 2003 and the proforma calculations.
     (i) Funeral Revenue
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
     Because preneed services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts (“trust-funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third-party insurance companies to fund their preneed funeral contracts (“insurance-funded preneed funeral contracts”). The funeral goods and services selected at the time of contract origination will be funded by the insurance policy proceeds, which include increasing insurance benefits. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future.
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
     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized as of October 31, 2005.
     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2005 and 2004 was $383,897 and $352,092, respectively, of which $71

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)
relates to assets held for sale at October 31, 2004. With insurance-funded preneed funeral contracts, the Company earns a commission if it acts as agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue at the point at which the commission is no longer subject to refund. The costs related to the commissions are expensed as incurred. Nothing more is recorded until the contracted service or merchandise is delivered. At that time, the face amount of the contract and the build-up in the face value of the contract (i.e., the policy proceeds) are recorded as funeral revenue, and the related expenses are recorded. A receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.
     (j) Cemetery Revenue
     The Company sells price-guaranteed preneed cemetery merchandise and services under contracts that provide for delivery of the merchandise and services at the time of need. Preneed cemetery merchandise and service sales are recorded as cemetery revenue in the period the merchandise is delivered or service is performed. Prior to that time, such sales are deferred. Cemetery merchandise and services sold at the time of need are recorded as cemetery revenue in the period the service is performed or the merchandise is delivered.
     Some or all of the funds received under preneed cemetery contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of cemetery services, the Company is generally required to place in trust 70 percent to 90 percent of each installment received. When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenues into non-controlling interest in funeral and cemetery trusts.
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
     The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.
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
(3) Summary of Significant Accounting Policies — (Continued)
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
     (k) Preneed Funeral and Cemetery Merchandise and Services Trusts and Cemetery Perpetual Care Trusts
     The Company implemented FASB Interpretation No. 46 (“FIN 46R”) as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affects certain line items in the consolidated balance sheet and statement of earnings as described below, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 5, 6 and 7.
     Although FIN 46R required consolidation of the preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and services trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classifies deposits to the funeral and cemetery merchandise and services trusts as non-controlling liability interests and classifies deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.
     All of these trusts hold investments in marketable securities, which have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 115. Unrealized gains and losses attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive income or loss to non-controlling interest in funeral and cemetery trusts and perpetual care trusts in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive income or loss to non-controlling interest in funeral and cemetery trusts or non-controlling interest in cemetery perpetual care trusts.
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
(3) Summary of Significant Accounting Policies — (Continued)
Company (with a corresponding debit to non-controlling interest in cemetery perpetual care trusts). These earnings and related funds are intended to defray cemetery maintenance costs.
     The end result of FIN 46R is that the Company’s trust assets are recorded on the consolidated balance sheet at their market value and included in preneed receivables and trust investments with corresponding credits to deferred preneed revenue and non-controlling interest in the trusts. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of earnings through investment and other income, net with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the preneed funeral and cemetery merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered, and cemetery perpetual care trust earnings are recognized as revenue as they are realized in the trust and permitted to be legally withdrawn by the Company.
     (l) Allowance for Doubtful Accounts
     The Company establishes a reserve based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. The Company also recorded approximately $1,606 of increased bad debt reserve in the Western division cemetery segment related to the areas affected by Hurricane Katrina as discussed in Note 24.
     (m) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. The valuation allowance is attributed primarily to capital losses for which the Company does not expect to receive a benefit. For additional information, see Note 19.
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
     (n) Earnings Per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)
Company’s time-vest stock options and non-vested restricted stock awards) had been issued during each period as discussed in Note 18.
     (o) Derivatives
     The Company accounted for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounted for its sole derivative instrument, a $50,000 interest rate swap which expired in March 2005, as a cash flow hedge whereby the fair value of the interest rate swap is reflected as a liability in the accompanying consolidated balance sheet as of October 31, 2004 with the offset recorded to other comprehensive income. As of October 31, 2004, the fair value of the interest rate swap, net of taxes, was $333. The Company had no remaining interest rate swaps as of October 31, 2005.
     (p) Estimated Insurance Loss Liabilities
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
     The Company also has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. A significant portion of the expenses incurred by the Company is expected to be recovered when the Company negotiates a final settlement with its insurance carriers as discussed in Note 24.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies — (Continued)
     (q) Dividends
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
     (r) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 13 years, except for six leases that expire between 2032 and 2039. As of October 31, 2005, approximately 75 percent of the Company’s 231 funeral locations were owned by the Company’s subsidiaries and approximately 25 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.
     (s) Reclassifications
     Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements. All businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and fiscal year 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods. See Note 14 for a discussion of discontinued operations.
      Premiums paid on early extinguishment of debt previously reported in cash flows from financing activities are now reported in cash flows from operating activities.
     The foregoing reclassifications in themselves had no effect on the Company’s total net income or loss, total shareholders’ equity or the net increase or decrease in cash.
(4) Change in Accounting Principles and New Accounting Principles
     (a) Preneed Selling Costs
     As discussed in Note 3(f), on May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it makes its reported results more comparable with other public death care companies, better aligns the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminates the burden of maintaining deferred selling cost records. As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $254,241 ($153,180 after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change. The effect of the change in accounting principles for the year ended October 31, 2005 in addition to the cumulative effect was a decrease in net earnings of $4,957 or $.04 per share. If this change in accounting principle had been in effect in fiscal years 2004 and 2003, net earnings (loss) would have been $30,739 and ($24,721) for fiscal years 2004 and 2003, respectively, and basic and diluted net earnings (loss) per share would have been $.28 and ($.23) for fiscal years 2004 and 2003, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Change in Accounting Principles and New Accounting Principles—(Continued)
     (b) Other Changes
     In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim reporting period of the first fiscal year that begins on or after June 15, 2005. Based on current options and restricted stock outstanding, selection of the modified prospective method and an implementation date of November 1, 2005, the Company estimates that the adoption of SFAS No. 123R would have the impact of reducing diluted earnings per share by approximately $.01 per share in fiscal year 2006.
     In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersedes EITF Issued No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than- temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary analysis conducted in periods beginning after December 15, 2005. This pronouncement as it relates to the Company’s trusts will have no impact on net earnings.
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
(5) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2005 and 2004 are as follows:

	October 31, 2005	October 31, 2004
Trust assets	$446,344	$439,625
Receivables from customers	57,124	64,183

Preneed funeral receivables and trust investments	$$503,468	$503,808

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Funeral Activities—(Continued)
     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2005 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $81,829 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $12,586 related to trust investments are temporary in nature.

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$52,275	$—	$—	$52,275
U.S. Government, agencies and municipalities	7,421	52	(384)	7,089
Corporate bonds	19,702	679	(566)	19,815
Preferred stocks	68,419	503	(1,577)	67,345
Common stocks	239,970	13,803	(9,812)	243,961
Mutual funds	30,254	215	(247)	30,222
Insurance contracts and other long-term investments	23,190	351	—	23,541

Trust investments	$441,231	$15,603	$(12,586)	$444,248

Market value as a percentage of cost					100.7%

Accrued investment income				2,096

Trust assets				$446,344

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2005
Due in one year or less	$1,826
Due in one to five years	11,379
Due in five to ten years	13,344
Thereafter	355

$26,904

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Funeral Activities—(Continued)
     During the year ended October 31, 2005, purchases and sales of available for sale securities included in trust investments were $221,780 and $152,417, respectively. These sales resulted in realized gains and losses of $12,968 and $7,256, respectively. Reflected in other comprehensive income for the year ended October 31, 2005 was a $3,017 reduction in net unrealized losses associated with the available for sale securities of the funeral trust and a corresponding ($3,017) reclassified to non-controlling interest. During the six months ended October 31, 2004 (as FIN 46R became effective on April 30, 2004), purchases and sales of available for sale securities included in trust investments were $28,871 and $110,433, respectively. These sales resulted in realized gains and losses of $10,159 and $11,215, respectively. Reflected in other comprehensive income for the year ended October 31, 2004 was a $5,658 increase in net unrealized losses associated with the available for sale securities of the funeral trust and a corresponding ($5,658) reclassified to non-controlling interest.
     The following table shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2005 and 2004. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	October 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$5,591	$(377)	$100	$(7)	$5,691	$(384)
Corporate bonds	7,023	(566)	—	—	7,023	(566)
Preferred stocks	23,095	(945)	13,659	(632)	36,754	(1,577)
Common stocks	60,047	(3,115)	59,513	(6,697)	119,560	(9,812)
Mutual funds	8,183	(117)	3,877	(130)	12,060	(247)

Total	$103,939	$(5,120)	$77,149	$(7,466)	$181,088	$(12,586)

	October 31, 2004
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government, agencies and municipalities	$77	$(1)	$284	$(25)	$361	$(26)
Preferred stocks	12,075	(174)	3,443	(248)	15,518	(422)
Common stocks	54,944	(4,569)	44,943	(8,645)	99,887	(13,214)
Mutual funds	—	—	4,098	(73)	4,098	(73)

Total	$67,096	$(4,744)	$52,768	$(8,991)	$119,864	$(13,735)

(6) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 11. The components of preneed cemetery receivables and trust investments in the consolidated balance sheet as of October 31, 2005 and 2004 are as follows:

	October 31, 2005	October 31, 2004
Trust assets	$191,506	$194,008
Receivables from customers	65,931	64,168

Preneed cemetery receivables and trust investments	$257,437	$258,176

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Preneed Cemetery Merchandise and Service Activities —(Continued)
     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2005 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $43,209 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $6,615 related to trust investments are temporary in nature

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,377	$—	$—	$12,377
U.S. Government, agencies and municipalities	10,686	27	(76)	10,637
Corporate bonds	8,893	309	(145)	9,057
Preferred stocks	34,319	296	(861)	33,754
Common stocks	104,999	5,465	(5,486)	104,978
Mutual funds	19,018	86	(47)	19,057
Insurance contracts and other long-term investments	568	2	—	570

Trust investments	$190,860	$6,185	$(6,615)	$190,430

Market value as a percentage of cost					99.8%

Accrued investment income				1,076

Trust assets				$191,506

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2005
Due in one year or less	$248
Due in one to five years	11,784
Due in five to ten years	7,056
Thereafter	606

$19,694

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Preneed Cemetery Merchandise and Service Activities —(Continued)
     During the year ended October 31, 2005, purchases and sales of available for sale securities included in trust investments were $133,501 and $110,342, respectively. These sales resulted in realized gains and losses of $8,296 and $2,033, respectively. Reflected in other comprehensive income for the year ended October 31, 2005 was a $430 increase in net unrealized losses associated with the available for sale securities of the cemetery merchandise trust and a corresponding ($430) reclassified to non-controlling interest. During the six months ended October 31, 2004 (as FIN 46R became effective on April 30, 2004), purchases and sales of available for sale securities included in trust investments were $31,930 and $52,704, respectively. These sales resulted in realized gains and losses of $5,074 and $4,401, respectively. Reflected in other comprehensive income for the year ended October 31, 2004 was a $1,566 increase in net unrealized losses associated with the available for sale securities of the cemetery merchandise trust and a corresponding ($1,566) reclassified to non-controlling interest.
     The following table shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2005 and 2004. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	October 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$8,938	$(70)	$52	$(6)	$8,990	$(76)
Corporate bonds	3,044	(145)	10	—	3,054	(145)
Preferred stocks	12,983	(568)	3,208	(293)	16,191	(861)
Common stocks	29,198	(1,666)	37,434	(3,820)	66,632	(5,486)
Mutual funds	11,371	(47)	—	—	11,371	(47)

Total	$65,534	$(2,496)	$40,704	$(4,119)	$106,238	$(6,615)

	October 31, 2004
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government, agencies and municipalities	$123	$(1)	$127	$(3)	$250	$(4)
Preferred stocks	1,991	(59)	1,353	(99)	3,344	(158)
Common stocks	31,197	(2,795)	18,600	(3,139)	49,797	(5,934)
Mutual funds	435	(1)	18	(1)	453	(2)

Total	$33,746	$(2,856)	$20,098	$(3,242)	$53,844	$(6,098)

(7) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $8,199, $6,396 and $7,887 for the years ended October 31, 2005, 2004 and 2003, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2005 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,299 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $10,363 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(7) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$20,172	$—	$—	$20,172
U.S. Government, agencies and municipalities	7,077	36	(127)	6,986
Corporate bonds	18,817	1,669	(156)	20,330
Preferred stocks	71,168	642	(4,187)	67,623
Common stocks	87,406	10,659	(5,795)	92,270
Mutual funds	3,557	129	(72)	3,614
Insurance contracts and other long-term investments	1,132	45	(26)	1,151

Trust investments	$209,329	$13,180	$(10,363)	$212,146

Market value as a percentage of cost					101.3%

Accrued investment income				942

Trust assets				$213,088

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2005
Due in one year or less	$1,093
Due in one to five years	19,193
Due in five to ten years	5,288
Thereafter	1,742

$27,316

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

     During the year ended October 31, 2005, purchases and sales of available for sale securities were $111,349 and $98,774, respectively. These sales resulted in realized gains and losses of $4,876 and $1,315, respectively. Reflected in other comprehensive income for the year ended October 31, 2005 was a $2,817 decrease in net unrealized losses associated with the available for sale securities of the cemetery perpetual care trust and a corresponding ($2,817) reclassified to non-controlling interest. During the six months ended October 31, 2004 (as FIN 46R became effective on April 30, 2004), purchases and sales of available for sale securities were $24,525 and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(7) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
$25,544, respectively. These sales resulted in realized gains and losses of $1,165 and $2,411, respectively. Reflected in other comprehensive income for the year ended October 31, 2004 was a $7,989 decrease in net unrealized losses associated with the available for sale securities of the cemetery perpetual care trust and a corresponding ($7,989) reclassified to non-controlling interest.
     The following table shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2005 and 2004. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	October 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$4,148	$(67)	$1,334	$(60)	$5,482	$(127)
Corporate bonds	955	(89)	810	(67)	1,765	(156)
Preferred stocks	26,636	(4,022)	3,993	(165)	30,629	(4,187)
Common stocks	20,636	(1,618)	33,768	(4,177)	54,404	(5,795)
Mutual funds	1,002	(26)	893	(46)	1,895	(72)
Insurance contracts and other long-term investments	460	(26)	—	—	460	(26)

Total	$53,837	$(5,848)	$40,798	$(4,515)	$94,635	$(10,363)

	October 31, 2004
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cash, money market and other short-term investments	$90	$(3)	$—	$—	$90	$(3)
U.S. Government, agencies and municipalities	1,081	(10)	708	(87)	1,789	(97)
Corporate bonds	374	(6)	663	(17)	1,037	(23)
Preferred stocks	4,113	(46)	—	—	4,113	(46)
Common stocks	22,311	(2,230)	22,466	(3,567)	44,777	(5,797)
Mutual funds	718	(20)	645	(31)	1,363	(51)

Total	$28,687	$(2,315)	$24,482	$(3,702)	$53,169	$(6,017)

(8) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2005 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$446,344	$191,506	$637,850	$213,088
Less:
Pending withdrawals	(7,868)	(6,104)	(13,972)	(1,866)
Pending deposits	1,648	1,315	2,963	542

Non-controlling interest	$440,124	$186,717	$626,841	$211,764

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(8) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts —(Continued)
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

Investment and other income (expense), net
     The components of investment and other income (expense), net in the consolidated statement of earnings for the year ended October 31, 2005 and 2004 are detailed below.

	Year Ended	Year Ended
	October 31, 2005	October 31, 2004
Non-controlling interest:
Realized gains	$26,140	$16,398
Realized losses	(10,604)	(18,027)
Interest income, dividends and other ordinary income	26,393	11,827
Trust expenses and income taxes	(12,020)	(5,887)

Net trust investment income	29,909	4,311
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(20,861)	(3,206)
Interest expense related to non-controlling interest in perpetual care trust investments	(9,048)	(1,105)

Total non-controlling interest	—	—
Investment and other income, net (1)	713	178

Total investment and other income, net	$713	$178

(1)	Investment and other income, net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(9) Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalents with high quality credit institutions. Such balances typically exceed applicable FDIC insurance limits. The October 31, 2004 balance below includes $2 of cash and cash equivalents of assets held for sale.

	October 31,
	2005	2004
Cash	$40,605	$21,511
Cash equivalents	—	3

	$40,605	$21,514

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(10) Marketable Securities
     The market value of marketable securities as of October 31, 2005 and 2004 was $1,302 and $1,297, respectively, which included gross unrealized gains of $6 and $0 and gross unrealized losses of $11 and $0, respectively, for fiscal years 2005 and 2004. The Company realized net losses on marketable securities of $0, $101 and $1,100 for the years ended October 31, 2005, 2004 and 2003, respectively. The cost of securities sold was determined by using the average cost method.
(11) Receivables

	October 31,
	2005	2004
Current receivables are summarized as follows:

Installment contracts due within one year	$37,047	$37,261
Income tax receivables	17,754	15,224
Receivable for insurance proceeds	11,031	—
Trade and other receivables	14,872	16,349
Allowance for doubtful accounts	(7,196)	(5,523)
Amounts to be collected for cemetery perpetual care trusts	(3,356)	(2,952)

	70,152	60,359
Funeral receivables	9,745	8,774

Net current receivables	$79,897	$69,133

Long-term receivables are summarized as follows:

Installment contracts due beyond one year	$87,863	$93,759
Allowance for doubtful accounts	(11,350)	(8,022)
Amounts to be collected for cemetery perpetual care trusts	(7,578)	(7,045)

Net long-term receivables	$68,935	$78,692

     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as discussed in Notes 5 and 6.
     The Company’s receivables as of October 31, 2005 are expected to mature as follows:

Years ending October 31,
2006	$79,897
2007	10,998
2008	11,104
2009	11,907
2010	11,024
Thereafter	23,902

$148,832

(12) Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2005	2004
Developed cemetery property	$12,574	$12,437
Merchandise and supplies	20,906	23,737

	$33,480	$36,174

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     Cemetery property is comprised of the following:

	October 31,
	2005	2004
Developed cemetery property	$94,768	$94,065
Undeveloped cemetery property	272,008	272,809

	$366,776	$366,874

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. The Company evaluates the recoverability of the cost of undeveloped cemetery property based on undiscounted expected future cash flows.
(13) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes
     The following tables present the condensed consolidating historical financial statements as of October 31, 2005 and 2004, and for the fiscal years ended October 31, 2005, 2004 and 2003, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the senior subordinated notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are prohibited by law from guaranteeing the senior subordinated notes. The guarantor subsidiaries are each wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$253,725	$20,342	$—	$274,067
Cemetery	—	198,258	22,474	—	220,732

	—	451,983	42,816	—	494,799

Costs and expenses:
Funeral	—	199,396	12,945	—	212,341
Cemetery	—	164,282	15,905	—	180,187

	—	363,678	28,850	—	392,528

Gross profit	—	88,305	13,966	—	102,271
Corporate general and administrative expenses	(19,440)	—	—	—	(19,440)
Hurricane related charges, net	(2,562)	(6,804)	—	—	(9,366)
Separation charges	(1,049)	(458)	—	—	(1,507)
Gains on dispositions and impairment (losses), net	—	888	409	—	1,297
Other operating income, net	187	735	500	—	1,422

Operating earnings (loss)	(22,864)	82,666	14,875	—	74,677
Interest income (expense)	53,814	(75,782)	(8,492)	—	(30,460)
Loss on early extinguishment of debt	(32,822)	—	—	—	(32,822)
Investment and other income, net	713	—	—	—	713
Equity loss in subsidiaries	(151,802)	—	—	151,802	—

Earnings (loss) from continuing operations before income taxes	(152,961)	6,884	6,383	151,802	12,108
Income tax expense (benefit)	(9,635)	8,432	4,496	—	3,293

Earnings (loss) from continuing operations	(143,326)	(1,548)	1,887	151,802	8,815

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(226)	1,201	—	975
Income tax benefit	—	(64)	—	—	(64)

Earnings (loss) from discontinued operations	—	(162)	1,201	—	1,039

Earnings (loss) before cumulative effect of change in accounting principle	(143,326)	(1,710)	3,088	151,802	9,854
Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(143,326)	(146,986)	(4,816)	151,802	(143,326)
Other comprehensive income, net	330	—	3	(3)	330

Comprehensive loss	$(142,996)	$(146,986)	$(4,813)	$151,799	$(142,996)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$250,548	$20,691	$—	$271,239
Cemetery	—	199,023	23,804	—	222,827

	—	449,571	44,495	—	494,066

Costs and expenses:
Funeral	—	189,495	13,003	—	202,498
Cemetery	—	158,516	18,040	—	176,556

	—	348,011	31,043	—	379,054

Gross profit	—	101,560	13,452	—	115,012
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)
Separation charges	(1,853)	(1,560)	(22)	—	(3,435)
Gains on dispositions and impairment (losses), net	(300)	(1,523)	1,619	—	(204)
Other operating income, net	160	1,729	223	—	2,112

Operating earnings (loss)	(19,090)	100,206	15,272	—	96,388
Interest income (expense)	34,097	(78,807)	(2,625)	—	(47,335)
Investment and other income, net	178	—	—	—	178
Equity in subsidiaries	26,880	—	—	(26,880)	—

Earnings from continuing operations before income taxes	42,065	21,399	12,647	(26,880)	49,231
Income taxes	5,373	8,548	4,288	—	18,209

Earnings from continuing operations	36,692	12,851	8,359	(26,880)	31,022

Discontinued operations:
Earnings from discontinued operations before income taxes	—	3,213	621	—	3,834
Income tax benefit	—	(1,836)	—	—	(1,836)

Earnings from discontinued operations	—	5,049	621	—	5,670

Net earnings	36,692	17,900	8,980	(26,880)	36,692
Other comprehensive income, net	1,428	—	—	—	1,428

Comprehensive income	$38,120	$17,900	$8,980	$(26,880)	$38,120

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$249,027	$20,082	$—	$269,109
Cemetery	—	183,889	25,485	—	209,374

	—	432,916	45,567	—	478,483

Costs and expenses:
Funeral	—	197,411	12,878	—	210,289
Cemetery	—	151,250	18,301	—	169,551

	—	348,661	31,179	—	379,840

Gross profit	—	84,255	14,388	—	98,643
Corporate general and administrative expenses	(17,733)	—	—	—	(17,733)
Separation charges	(2,450)	—	—	—	(2,450)
Gains on dispositions and impairment (losses), net	300	(6,913)	(3,593)	—	(10,206)
Other operating income, net	161	1,615	307	—	2,083

Operating earnings (loss)	(19,722)	78,957	11,102	—	70,337
Interest income (expense)	24,203	(75,192)	(2,654)	—	(53,643)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment and other income (expense), net	(814)	65	—	—	(749)
Equity loss in subsidiaries	(13,056)	—	—	13,056	—

Earnings (loss) from continuing operations before income taxes	(20,678)	3,830	8,448	13,056	4,656
Income tax expense (benefit)	(2,646)	1,754	4,483	—	3,591

Earnings (loss) from continuing operations	(18,032)	2,076	3,965	13,056	1,065

Discontinued operations:
Loss from discontinued operations before income taxes	—	(18,246)	(2,572)	—	(20,818)
Income tax benefit	—	(1,721)	—	—	(1,721)

Loss from discontinued operations	—	(16,525)	(2,572)	—	(19,097)

Net earnings (loss)	(18,032)	(14,449)	1,393	13,056	(18,032)
Other comprehensive income, net	1,692	—	—	—	1,692

Comprehensive income (loss)	$(16,340)	$(14,449)	$1,393	$13,056	$(16,340)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$38,675	$874	$1,056	$—	$40,605
Marketable securities	—	—	1,302	—	1,302
Receivables, net of allowances	17,337	56,381	6,179	—	79,897
Inventories	401	26,194	6,885	—	33,480
Prepaid expenses	451	2,278	37	—	2,766
Deferred income taxes, net	2,918	8,196	2	—	11,116

Total current assets	59,782	93,923	15,461	—	169,166
Receivables due beyond one year, net of allowances	—	49,384	19,551	—	68,935
Preneed funeral receivables and trust investments	—	492,247	11,221	—	503,468
Preneed cemetery receivables and trust investments	—	239,027	18,410	—	257,437
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	346,611	20,165	—	366,776
Property and equipment, at cost	35,078	415,970	36,433	—	487,481
Less accumulated depreciation	19,744	164,959	11,142	—	195,845

Net property and equipment	15,334	251,011	25,291	—	291,636
Deferred income taxes, net	13,176	160,782	13,615	—	187,573
Cemetery perpetual care trust investments	—	213,088	—	—	213,088
Other assets	6,447	13,061	810	—	20,318
Equity in subsidiaries	6,948	5,353	—	(12,301)	—

Total assets	$101,687	$2,117,429	$144,311	$(12,301)	$2,351,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,168	$—	$—	$—	$3,168
Accounts payable	513	9,578	667	—	10,758
Accrued expenses and other current liabilities	15,322	45,356	3,188	—	63,866

Total current liabilities	19,003	54,934	3,855	—	77,792
Long-term debt, less current maturities	376,859	—	30,000	—	406,859
Intercompany payables, net	(992,603)	968,998	23,605	—	—
Deferred preneed funeral revenue	—	237,200	47,264	—	284,464
Deferred preneed cemetery revenue	—	265,225	27,286	—	292,511
Non-controlling interest in funeral and cemetery trusts	—	626,841	—	—	626,841
Other long-term liabilities	8,985	2,457	—	—	11,442
Negative equity in subsidiaries	249,990	—	—	(249,990)	—

Total liabilities	(337,766)	2,155,655	132,010	(249,990)	1,699,909

Non-controlling interest in perpetual care trusts	—	211,764	—	—	211,764

Common stock	108,670	426	52	(478)	108,670
Other	330,786	(250,416)	12,246	238,170	330,786
Accumulated other comprehensive loss	(3)	—	3	(3)	(3)

Total shareholders’ equity	439,453	(249,990)	12,301	237,689	439,453

Total liabilities and shareholders’ equity	$101,687	$2,117,429	$144,311	$(12,301)	$2,351,126

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	19,207	42,450	7,476	—	69,133
Inventories	389	29,362	6,423	—	36,174
Prepaid expenses	822	2,117	14	—	2,953
Deferred income taxes, net	2,263	5,411	—	—	7,674
Assets held for sale	—	7,393	3,100	—	10,493

Total current assets	36,234	94,374	18,630	—	149,238
Receivables due beyond one year, net of allowances	98	57,086	21,508	—	78,692
Preneed funeral receivables and trust investments	—	487,840	15,968	—	503,808
Preneed cemetery receivables and trust investments	—	232,493	25,683	—	258,176
Goodwill	—	247,567	25,162	—	272,729
Deferred charges	—	237,825	15,535	-	253,360
Cemetery property, at cost	—	341,233	25,641	—	366,874
Property and equipment, at cost	31,845	426,969	32,485	—	491,299
Less accumulated depreciation	17,273	162,434	9,845	—	189,552

Net property and equipment	14,572	264,535	22,640	—	301,747
Deferred income taxes, net	12,808	67,198	13,008	—	93,014
Cemetery perpetual care trust investments	—	210,267	—	—	210,267
Other assets	8,835	13,560	1,208	—	23,603
Equity in subsidiaries	11,761	5,353	—	(17,114)	—

Total assets	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	8,452	323	—	9,865
Accrued expenses and other current liabilities	17,992	39,680	6,097	—	63,769
Liabilities associated with assets held for sale	—	4,777	1,714	—	6,491

Total current liabilities	20,807	52,909	8,134	—	81,850
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,022,830)	973,226	49,604	—	—
Deferred preneed funeral revenue	—	250,556	46,772	—	297,328
Deferred preneed cemetery revenue	—	247,211	33,359	—	280,570
Non-controlling interest in funeral and cemetery trusts	—	627,344	—	—	627,344
Other long-term liabilities	10,269	2,196	—	—	12,465
Negative equity in subsidiaries	103,004	—	—	(103,004)	—

Total liabilities	(503,670)	2,153,442	167,869	(103,004)	1,714,637

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	480,426	(103,430)	17,062	86,368	480,426
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	587,978	(103,004)	17,114	85,890	587,978

Total liabilities and shareholders’ equity	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net cash provided by operating activities	$19,560	$15,860	$17,422	$—	$52,842

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(402)	7,944	2,465	—	10,007
Additions to property and equipment	(3,734)	(15,132)	(3,703)	—	(22,569)
Other	—	156	(7)	—	149

Net cash used in investing activities	(4,136)	(7,016)	(1,245)	—	(12,397)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(446,778)	—	—	—	(446,778)
Intercompany receivables (payables)	31,052	(15,595)	(15,457)	—	—
Debt issue costs	(6,257)	—	—	—	(6,257)
Issuance of common stock	13,602	—	—	—	13,602
Purchase and retirement of common stock	(13,685)	—	—	—	(13,685)
Dividends	(8,183)		—		(8,183)
Other	(53)	—	—	—	(53)

Net cash provided by (used in) financing activities	9,698	(15,595)	(15,457)	—	(21,354)

Net increase (decrease) in cash	25,122	(6,751)	720	—	19,091
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$38,675	$874	$1,056	$—	$40,605

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes—(Continued)
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Condensed Consolidating Financial statements of Guarantors of Senior Subordinated Notes (Restated) — (Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$(1,768)	$44,795	$14,102	$—	$57,129

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Proceeds from sale of assets, net	(1,070)	3,411	—	—	2,341
Additions to property and equipment	(2,783)	(14,967)	(689)	—	(18,439)
Other	—	199	(14)	—	185

Net cash used in investing activities	(3,853)	(11,357)	(153)	—	(15,363)

Cash flows from financing activities:
Proceeds from long-term debt	155,000	—	—	—	155,000
Repayments of long-term debt	(203,164)	—	—	—	(203,164)
Intercompany receivables (payables)	51,215	(37,125)	(14,090)	—	—
Debt issue costs	(816)	—	—	—	(816)
Issuance of common stock	582	—	—	—	582
Purchase and retirement of common stock	(2,973)	—	—	—	(2,973)

Net cash used in financing activities	(156)	(37,125)	(14,090)	—	(51,371)

Net decrease in cash	(5,777)	(3,687)	(141)	—	(9,605)
Cash and cash equivalents, beginning of year	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of year	$18,975	$(478)	$88	$—	$18,585

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In fiscal year 2003, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Company. In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, they did not meet all of the criteria in SFAS No. 144 for classification as discontinued operations or assets held for sale until the first quarter of fiscal year 2004. These businesses were properly classified as discontinued operations in the 2004 Form 10-K. However, as of the end of the Company’s first fiscal quarter of 2005, primarily because the businesses had at that time been held for sale longer than one year, they no longer met the accounting criteria to be classified as held for sale. Accordingly, in the Company’s Form 10-Q for the quarter ended January 31, 2005, there were 11 unsold businesses that were previously included in discontinued operations that were reclassified back into continuing operations and were no longer reflected as “assets held for sale.” On April 15, 2005, the Company filed a Form 8-K that showed the effect of reclassifying these businesses back into continuing operations for fiscal years 2000 through 2004. As of October 31, 2005, the Company had sold seven of these businesses and as a result has reclassified them back into discontinued operations. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods as these assets do not meet the criteria to be classified as discontinued operations.
     During the fourth quarter of fiscal year 2003, the Company determined that the carrying value of a number of these assets and businesses exceeded their fair value. As required by SFAS No. 144, the Company recorded an impairment charge of $31,830 during the fourth quarter of fiscal year 2003 of which $10,206 ($8,387 after tax, or $.08 per share) is included in continuing operations and $21,624 ($19,604 after tax, or $.18 per share) is included in discontinued operations. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results.
     During fiscal year 2004, the Company evaluated its long-lived assets, recorded impairment charges of $849 and sold several assets that it held for sale at a net gain of $645. The net effect was that the Company recorded gains on dispositions, net of impairment losses, of ($204) for year ended October 31, 2004 in continuing operations, which is included in “Gains on dispositions and impairment (losses), net” in the consolidated statement of earnings. The Company also recorded gains on dispositions, net of impairment losses related to discontinued operations for the year ended October 31, 2004 of $2,426. In fiscal year 2005, the Company recorded gains on dispositions, net of impairment losses, of $1,297 in continuing operations and $1,104 in discontinued operations.
     A tax benefit was recorded for the discontinued operations during the years ended October 31, 2005 and 2004 because the Company determined that certain tax benefits on asset sales would be realized. For additional information, see Note 19.
     In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in 2003, 2004 and 2005 in continuing operations are reflected in the “Gains on dispositions and impairment (losses), net” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” As of October 31, 2004, the assets held for sale (excluding $2 of cash and cash equivalent investments of the operations held for sale as of October 31, 2004) and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral homes and real estate.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2004 and the operating results of the discontinued operations for the years ended October 31, 2005, 2004 and 2003, respectively, are as follows:

October 31, 2004
(Restated)
Assets
Receivables, net of allowances	$519
Inventories and other current assets	1,093
Net property and equipment	3,851
Preneed funeral receivables and trust investments	2,433
Preneed cemetery receivables and trust investments	1,283
Deferred charges and other assets	1,314
Cemetery property	—

Assets held for sale	$10,493

Liabilities
Deferred income taxes, net	$188
Deferred preneed funeral revenue	2,384
Deferred preneed cemetery revenue	705
Non-controlling interest in funeral and cemetery trusts	3,214

Liabilities associated with assets held for sale	$6,491

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenue:
Funeral	$691	$11,471	$18,331
Cemetery	501	1,235	1,005

	$1,192	$12,706	$19,336

Gross profit:
Funeral	$(289)	$783	$983
Cemetery	161	445	42

	(128)	1,228	1,025
Gains on dispositions and impairment (losses), net	1,104	2,426	(21,624)
Other operating income (expense), net	(1)	180	(219)

Earnings (loss) from discontinued operations before income taxes	$975	$3,834	$(20,818)

(15) Separation Charges
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its operating divisions, effective for the fourth quarter of fiscal year 2005. The reorganization consolidated operations from four operating divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process. The total charge for severance and other costs associated with the reorganization including relocation costs of certain personnel, exit of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements of the related leases is expected to be approximately $1,750. During fiscal year 2005, the Company recorded $1,507 ($942 after tax, or $.01 per share) in related costs, of which $300 related to the separation pay of a former executive officer. The Company has paid approximately $460 of these costs as of October 31, 2005.
     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. During fiscal year 2004, the Company recorded a charge for severance and other costs associated with the workforce reductions of $2,435 ($1,510 after tax, or $.01

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Separation Charges—(Continued)
per share). There are no material remaining costs under the workforce reduction plan. The plan was completed June 1, 2004.
     In the third quarter of fiscal years 2004 and 2003, the Company recorded charges of $1,000 and $2,450, respectively, related to separation pay of former executive officers. For additional information, see Note 21.
(16) Long-term Debt

	October 31,	October 31,
	2005	2004
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$—	$59,000
Term Loan B	208,102	54,005
6.25% senior notes due 2013	200,000	—
10.75% senior subordinated notes due 2008	—	300,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 3.5% and 4.6% as of October 31, 2005 and 2004, respectively, partially secured by assets of subsidiaries, with maturities through 2022	1,925	3,800

Total long-term debt	410,027	416,805
Less current maturities	3,168	1,725

	$406,859	$415,080

     As of October 31, 2004, the Company’s revolving credit facility was set to mature in June of 2005, and the Company’s Term Loan B was set to mature in October of 2005. On November 19, 2004, the Company entered into an amended and restated senior secured credit facility consisting of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. Thus, in the October 31, 2004 balance sheet, the $59,000 outstanding balance of the revolving credit facility and the $54,005 outstanding balance of the Term Loan B were classified as long-term debt. During the first quarter of fiscal year 2005, the Company incurred a charge for the early extinguishment of debt of $2,651 ($1,723 after tax, or $.02 per share) to write off fees associated with the prior facility.
     The new facility originally consisted of a $125,000 five-year revolving credit facility and a $100,000 seven-year Term Loan B. The senior secured credit facility also included an accordion feature which provided for the Company to borrow additional funds on a one-time basis. As a result of the refinancing, the leverage-based grid pricing for the interest rate on the Company’s revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction. The grid for the revolving credit facility ranges from 137.5 to 200.0 basis points. The Company pays a quarterly commitment fee of 37.5 to 50.0 basis points, based on the Company’s consolidated leverage ratio. The interest rate on the Company’s Term Loan B was reduced to LIBOR plus 175.0 basis points, which is 75 basis points below the prior facility and is not subject to grid pricing. In connection with the refinancing in February 2005 of substantially all of the Company’s 10.75 percent senior subordinated notes (which is discussed below), the Company borrowed an additional $130,000 in Term Loan B under the aforementioned accordion feature of its senior secured credit facility. The Term Loan B matures on November 19, 2011 with 94 percent of the principal due in 2011, and the revolving credit facility matures on November 19, 2009.
     As of October 31, 2005, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of October 31, 2005, after giving consideration to the $12,745 of outstanding letters of credit and $41,061 bond the Company is required to maintain to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from trust funds in Florida, the Company’s availability under the revolving credit facility was $71,194. As of October 31, 2005 and 2004, the weighted average interest rates of the Company’s revolving credit facility and Term Loan B that were not hedged by the interest rate swap agreement in effect at October 31, 2004 and were subject to short-term variable interest rates of approximately 5.6 percent and 4.0 percent, respectively. See Note 3(o) for information on derivatives. The Company’s revolving credit facility includes a provision whereby the revolving credit commitment may be terminated by the lenders if an event of default occurs and is continuing.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16) Long-term Debt—(Continued)
     The senior secured credit facility is governed by three financial covenants:
•	Maintenance on a rolling four quarter basis of a maximum consolidated leverage ratio (funded debt (net of domestic cash, cash equivalents and marketable securities) divided by EBITDA (as defined)) — Maximum 3.50x,

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDA (as defined) divided by interest expense) — Minimum 2.50x, and

•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) — Maximum 3.00x with step-downs.
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
(16) Long-term Debt—(Continued)
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
     In connection with the issuance of the 6.25 percent senior notes, the Company entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. The Company has so far been unable to cause the required registration statement to become effective and therefore is required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increased 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. As of October 31, 2005, the Company incurred $528 in additional interest charges.
     Under the dividend and stock repurchase restrictions in the senior secured credit facility, the Company could use up to $74,137 to pay dividends or repurchase its stock as of October 31, 2005.
     The restatements described in Note 2 as well as the Company’s failure to deliver financial statements within the specified deadlines in its senior secured credit facility resulted in a default and potential event of default under the facility. The Company sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements for a date subsequent to this filing. The Company delivered the financial statements within the time period specified in the waiver. The Company believes its incomplete July 31, 2005 Form 10-Q filed with the SEC met the financial statement compliance requirements of its senior secured credit facility. The Company believes it was in compliance with the terms of the senior secured credit facility.
     The indenture governing the 6.25 percent notes requires the Company to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements from our certified independent accountants. In addition, the Company must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if the Company failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. The Company furnished its July 31, 2005 Form 10-Q to the trustee and filed it with the SEC, and believes that doing so complied with the requirements of the indenture. The Company has not received a default notice from the trustee or note holders with respect to the late filing of the Form 10-K for the fiscal year ended October 31, 2005 and has now filed this report with the SEC. The Company believes it is in compliance with the terms of its 6.25 percent notes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16) Long-term Debt—(Continued)
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
     As of October 31, 2005, the Company’s subsidiaries had approximately $1,925 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $459 of this debt is secured by liens on the stock or assets of the related subsidiaries.
     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2006 through October 31, 2010, are approximately $3,168 in 2006, $2,839 in 2007, $2,396 in 2008, $2,218 in 2009 and $2,202 in 2010. Scheduled principal payments thereafter are $397,204.
(17) Guarantees
     The Company’s obligations under its senior secured credit facility and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility and senior notes, see Note 16.
     All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured by a first priority perfected security interest in (1) all capital stock and other equity interests of the Company’s existing and direct and indirect domestic subsidiaries, other than certain domestic subsidiaries acceptable to the agents, (2) 65 percent of the voting equity interests and 100 percent of all other equity interests (other than qualifying shares of directors) of all direct existing and future foreign subsidiaries, and (3) all other existing and future assets and properties of the Company and the guarantors, except for real property, vehicles and other specified exclusions.
     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors and officers permitted by Louisiana law. The Company has in effect a directors’ and officers’ liability insurance policy that provides for indemnification of its officers and directors against losses arising from claims asserted against them in their capacities as officers and directors, subject to limitations and conditions set forth in such policy. The Company has also entered into indemnity agreements with each director and executive officer,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Guarantees—(Continued)
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
     As of October 31, 2005, the Company has guaranteed long-term debt of its subsidiaries of approximately $964 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2005
Earnings from continuing operations before cumulative effect of change of accounting principles	$8,815

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change of accounting principles available to common shareholders	$8,815	109,040	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	165

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principles available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,815	109,205	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2004 — Restated
Earnings from continuing operations	$31,022

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$31,022	107,522	$.29

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	637

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$31,022	108,159	$.29

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2003 — Restated
Earnings from continuing operations	$1,065

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$1,065	108,220	$.01

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	10

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$1,065	108,230	$.01

     Options to purchase 1,073,690 shares of common stock at a price ranging from $6.90 to $7.03 per share were outstanding during the year ended October 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011 and December 20, 2011. Options to purchase 43,312 shares at $6.96 per share were outstanding during the year ended October 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expired on April 12, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Reconciliation of Basic and Diluted Per Share Data—(Continued)
     Options to purchase 537,903 shares of common stock at prices ranging from $6.96 to $27.25 per share were outstanding during the year ended October 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     Options to purchase 6,626,621 shares of common stock at prices ranging from $4.28 to $27.25 were outstanding during the year ended October 31, 2003 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
(19) Income Taxes
     Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2005:
Current tax expense	$1,861	$1,959	$3,820
Deferred tax expense (benefit)	200	(727)	(527)

	$2,061	$1,232	$3,293

2004:
Current tax expense—Restated	$4,477	$2,593	$7,070
Deferred tax expense—Restated	10,787	352	11,139

	$15,264	$2,945	$18,209

2003:
Current tax expense (benefit)—Restated	$(33,486)	$2,012	$(31,474)
Deferred tax expense (benefit)—Restated	35,132	(67)	35,065

	$1,646	$1,945	$3,591

	Discontinued Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2005:
Current tax benefit	$(44)	$(4)	$(48)
Deferred tax benefit	(16)	—	(16)

	$(60)	$(4)	$(64)

2004:
Current tax expense	$513	$22	$535
Deferred tax expense (benefit)	(2,391)	20	(2,371)

	$(1,878)	$42	$(1,836)

2003:
Current tax expense	$282	$24	$306
Deferred tax benefit	(2,027)	¯	(2,027)

	$(1,745)	$24	$(1,721)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Income Taxes—(Continued)
     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	6.62	3.89	27.16
U.S. possession income tax	6.16	1.77	10.44
Nondeductible expenses and other	6.08	.59	7.30
Dividend exclusion	(19.95)	(2.38)	(40.22)
Basis adjustment on sale of businesses	(2.43)	.11	(13.42)
Valuation allowance	—	(1.99)	50.90
Hurricane Katrina tax credit	(4.30)	—	—

Effective tax rate	27.18%	36.99%	77.16%

     Deferred tax assets and liabilities consist of the following:

	October 31,
	2005	2004
		(Restated)
Deferred tax assets:
Accrued expenses	$6,870	$2,414
Allowance for sales cancellations and doubtful accounts	5,634	3,765
Capital loss carryover (1)	10,360	9,484
Deductible foreign taxes	2,918	2,542
Deferred preneed sales and expenses (2)	202,061	107,703
Deferred compensation	3,266	3,324
Foreign tax credit	1,778	1,778
Inventory writedown	1,068	1,068
Lease obligations	730	557
Loss on worthless stock	4,546	3,542
Loss on impairment of assets held for sale	1,777	9,161
Net operating loss carryover (3)	6,404	4,013
Non-compete amortization	4,535	5,377
Other	686	2,659
State income taxes (4)	33,329	24,383
U.S. possession income tax (5)	14,657	10,182

	300,619	191,952
Valuation allowance (6)	(10,220)	(9,744)

	290,399	182,208

Deferred tax liabilities:
Depreciation	2,755	2,808
Goodwill amortization	18,725	10,259
Partnership interest	2,037	2,037
Purchase accounting adjustments	68,193	66,604

	91,710	81,708

	$198,689	$100,500

Deferred tax liability included in liabilities associated with assets held for sale	—	188

	$198,689	$100,688

Current net deferred asset	$11,116	$7,674
Long-term net deferred asset	187,573	93,014

	$198,689	$100,688

(1)	This tax benefit of $10,360 is calculated on a gross capital loss carryover of $29,599, of which, $25,186 is available until the end of fiscal year 2007, and $4,413 is available until the end of fiscal year 2009.

(2)	The company’s accounting method change on May 31, 2005, related to its accounting of pre-need selling costs, accounted for $101,061 of the increase in this deferred tax asset.

(3)	This tax benefit of $6,404 is calculated on a gross federal net operating loss carry-forward of $18,296. $7,892 was generated in fiscal 2003, $3,573 was generated in fiscal 2004, and $6,831 was generated in fiscal

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Income Taxes—(Continued)

2005. The company has elected to carry-forward these losses for the maximum term of 20 years from the dates incurred.

(4)	A significant component of this balance is a gross state net operating loss carry-forward of approximately $222,833. This loss is not concentrated in any one state, but instead, is widespread in states whose carry-forward period averages from 15 to 20 years. The first expiration period will be in fiscal 2008 when $2,212 will be subject to expiration.

(5)	This U.S. possession is Puerto Rico. A significant component of this balance is a net operating loss carry-forward of $5,169. Puerto Rico’s allowable carry-forward period is 7 years from the date incurred. In fiscal 2007, approximately $820 will be subject to expiration. The most material expiration will be at the end of 2010 when $3,719 is due to expire.

(6)	This valuation allowance of $10,220 is attributable to the following deferred tax assets at the end of fiscal 2005: $4,847 against the capital loss carryover, $827 against the unrealized loss on assets held for sale, and $4,546 against potential worthless stock deductions attributable to the company’s tax basis in the stock of un-liquidated subsidiaries.
     As discussed in Note 14, in the fourth quarter of fiscal year 2003, the Company recorded an impairment of long-lived assets. Based on its assessment of the probability of realizing the $15,938 in tax benefits associated with the potential losses generated from the impairment, the Company determined that an $11,985 tax valuation allowance was appropriate. The $11,985 valuation allowance was required because the Company anticipated the majority of sales would generate capital losses due to the expected nature of the sales transactions. The Company believed it would likely not generate sufficient capital gains over the relevant time period against which it could offset these future capital losses given the existing capital loss carryforwards it already has available to it. Sales completed in 2004 generated primarily ordinary losses based on the type of sale transaction (asset sale). A tax benefit was recorded in 2004 for these sales. Upon completion of the asset sales, the entire book basis was removed, but there remained a tax basis in the stock of the unliquidated subsidiaries. Therefore, the Company has recorded a full valuation allowance against the associated tax benefit of the remaining tax basis in these subsidiaries because it is not likely that it will realize a tax benefit upon the liquidation of the subsidiaries. Accordingly, the valuation allowance as of October 31, 2004 was reduced to $9,744. The result of the transactions was to reduce the tax valuation allowance by $2,241. There were no changes in 2005 that would cause a material change to the discussion above.
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
(20) Benefit Plans
Stewart Enterprises Employees’ Retirement Trust
     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan) (“SEERT”).” This plan covers substantially all employees with more than one year of service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Employee contributions of up to five percent of earnings are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2005, 2004 and 2003 was approximately $2,165, $2,091 and $2,152, respectively.
Stewart Enterprises Puerto Rico Employees’ Retirement Trust
     On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Individuals employed in Puerto Rico by the Company or certain of its

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Benefit Plans—(Continued)
subsidiaries and affiliates are eligible to participate in this plan upon reaching the age of 21 and the completion of one year of service. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Eligible employees may contribute up to 10 percent of their earnings, up to a maximum annual contribution of $8. Employee contributions of up to five percent of earnings are eligible for Company matching contributions at the rate of $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2005, 2004 and 2003 was $108, $109 and $108, respectively.
Non-qualified Supplemental Retirement and Deferred Compensation Plan
     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2005, 2004 and 2003 was approximately $210, $386 and $525, respectively.
Supplemental Executive Retirement Plan
     On April 1, 2002, the Company adopted an unfunded, non-qualified defined benefit supplemental retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (“SERP”)” to provide for the payment of pension benefits to a select group of highly-compensated management employees. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The plan is construed in accordance with and governed by the laws of the State of Louisiana, except to the extent that the plan is governed by the Employee Retirement Income Security Act of 1974, as amended. The Company’s expense for the fiscal years ended October 31, 2005, 2004 and 2003 was $1,877, $1,800 and $1,960, respectively. The Company’s liability as of October 31, 2005 and 2004 was $6,278 and $4,712, respectively.
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
     In January 2000, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 4,018,168 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.50 to $6.00 per share. The options became exercisable in 25 percent annual increments beginning January 21, 2001. All of these options expired on January 21, 2005. In January 21, 2005, 2,737,604 of these options had been exercised, and 1,280,564 options had been forfeited.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Benefit Plans—(Continued)
     From February 2003 to June 2003, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 200,000 shares of Class A common stock at an exercise price of $5.16. The options became exercisable in 50 percent annual increments beginning February 14, 2004. All of these options expired on April 12, 2005. On April 12, 2005, 200,000 of these options had been exercised, and none had been forfeited.
     From November 2003 to March 2004, the Company granted new options under the 1995 Incentive Compensation Plan to officers and employees for the purchase of 141,000 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $5.16 to $6.96 per share. The options vested immediately. All of these options expired on January 31, 2005 or April 12, 2005. On April 12, 2005, 87,124 of these options had been exercised, and 53,876 had been forfeited.
     On December 22, 2003, the Company granted new options to its executive officers for the purchase of 780,000 shares of Class A common stock at an exercise price of $5.44. These options became exercisable in one-third increments beginning October 31, 2004. All of these options expire on December 22, 2013. As of October 31, 2005, 143,334 of these options had been exercised, and 303,332 had been forfeited.
     On November 18, 2004, the Company granted new options to an executive officer for the purchase of 428,000 shares of Class A common stock at an exercise price of $7.03 per share. These options become exercisable in the following manner: 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. These options expire on November 18, 2011. As of October 31, 2005, none of these options have been exercised or forfeited.
     On December 20, 2004, the Company granted new options to two executive officers for the purchase of 373,600 shares of Class A common stock at an exercise price of $6.90 per share. These options become exercisable in the following manner: 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted new options to other executive officers for the purchase of 233,500 shares of Class A common stock at an exercise price of $6.90 per share, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008. All of these options expire on December 20, 2011. As of October 31, 2005, none of these options have been exercised and 46,700 had been forfeited.
2000 Incentive Compensation Plan
     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Incentive Compensation Plan pursuant to which officers and other employees of the Company may be granted stock options, restricted stock or other stock-based awards by the Compensation Committee of the Board of Directors. From April 2000 through June 2003, the Company had granted options to officers and other employees for the purchase of a total of 3,389,532 shares of Class A common stock at exercise prices equal to the fair market value at the grant dates, which ranged from $2.22 to $6.96 per share. The options generally became exercisable in 25 percent annual increments beginning on April 12, 2001. All of these options expired on April 12, 2005. At that point, 2,624,970 of these options had been exercised, and 764,562 options had been forfeited.
     On November 18, 2004, the Company granted new options to an executive officer for the purchase of 147,000 shares of Class A common stock at an exercise price of $7.03 per share. These options become exercisable in the following manner: 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. These options expire on November 18, 2011. As of October 31, 2005, none of these options have been exercised or forfeited.
Directors’ Stock Option Plan
     Effective January 2, 1996, the Board of Directors adopted, and in December 1996 amended, the Directors’ Stock Option Plan, which has been approved by the Company’s shareholders. In January 2000, the Company granted 14,400 new options to purchase shares of Class A common stock under the Directors’ Stock Option Plan to each

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Benefit Plans—(Continued)
director of the Company who is not an employee of the Company. A total of 72,000 options were granted at an exercise price of $6.00 per share. The options vested immediately. All of these options expired on January 31, 2005. On January 31, 2005, 57,600 of these options had been exercised, and 14,400 options had been forfeited.
2000 Directors’ Stock Option Plan
     The Board of Directors adopted, and in April 2000 the shareholders approved, the 2000 Directors’ Stock Option Plan pursuant to which each director of the Company who is not an employee of the Company was granted an option to purchase 50,000 shares of the Company’s Class A common stock on April 13, 2000. The Company granted a total of 200,000 options at an exercise price equal to the fair market value at the grant date, which was $4.30 per share. On December 18, 2001, the Company granted 58,334 options at an exercise price equal to fair market value at grant date, which was $6.05 per share. The options generally became exercisable in 25 percent annual increments beginning on April 13, 2001. On February 18, 2004, the Company granted 2,083 options at an exercise price equal to the fair market value at the grant date, which was $6.25 per share. The Compensation Committee may accelerate the exercisability of any option at any time at its discretion, and the options become immediately exercisable in the event of a change of control of the Company, as defined in the plan. All of these options expired on January 31, 2005. At that point, 210,417 of these options had been exercised, and 50,000 options had been forfeited.
2005 Directors’ Stock Plan
     The Board of Directors adopted, and in April 2005 the shareholders approved, the 2005 Directors’ Stock Plan, which authorizes a total of 400,000 shares of Class A common stock to be issued under the Plan to non-employee directors. Incentives under the Plan may be granted in any one or a combination of the following forms: options to purchase shares of common stock, stock appreciation rights, shares of restricted stock, restricted stock units and other stock-based awards. As of October 31, 2005, none of these shares had been granted.
Employee Stock Purchase Plan
     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Plan. The Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined in the Plan. As of October 31, 2005, 223,990 shares had been acquired under this Plan.
Statement of Financial Accounting Standards No. 123
     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of October 31, 2005, 2004 and 2003, and the changes that occurred during fiscal years 2005, 2004 and 2003.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Benefit Plans—(Continued)

	2005		2004		2003
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	3,521,393	$5.26	6,787,624	$7.09	8,062,406	$10.22
Granted	1,182,100	$6.96	923,083	$5.48	254,000	$5.16
Exercised/Repurchased	(2,982,460)	$5.16	(2,974,461)	$5.07	(5,000)	$5.16
Forfeited	(252,299)	$6.57	(1,214,853)	$16.08	(1,523,782)	$23.34

Outstanding at end of year	1,468,734	$6.62	3,521,393	$5.26	6,787,624	$7.09

Exercisable at end of year	233,338	$5.44	3,288,062	$5.25	4,957,194	$7.79

Weighted-average fair value of options granted		$4.06		$2.22		$1.80
The following table further describes the Company’s stock options outstanding as of October 31, 2005.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 10/31/2005	Contractual Life	Exercise Price	at 10/31/2005	Exercise Price
$5.44	333,334	8.14 years	$5.44	233,338	$5.44
$6.90	560,400	6.14 years	$6.90	—	$—
$7.03	575,000	6.05 years	$7.03	—	$—

$ 5.44 to $ 7.03	1,468,734	6.56 years	$6.62	233,338	$5.44

     The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures in Note 3(h) is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2005, 2004 and 2003, respectively: expected dividend yield of zero percent for all years; expected volatility of 43.3 percent, 38.9 percent and 38.7 percent; risk-free interest rate of 4.4 percent, 4.4 percent and 4.8 percent; and an expected term of 4.3 years, 3.9 years and 3.8 years.
     Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2005, 2004 and 2003, respectively: expected dividend yield of 0.4 percent for 2005 and zero percent for 2004 and 2003; expected volatility of 54.9 percent, 62.7 percent and 59.7 percent; risk-free interest rate of 2.6 percent, 1.1 percent and 1.3 percent; and an expected term of .5 years for all years.
Stock Repurchase Plan
     On March 28, 2005, the Company announced a new stock repurchase program, authorizing the investment of up to $30,000 in the repurchase of the Company’s common stock. The Company had previously announced its initial stock repurchase program in June of 2003 of up to $25,000 (which was subsequently increased by $3,000 to a total of $28,000). On March 17, 2005, the Company completed its initial stock repurchase program, having repurchased 4,400,000 shares since its inception. Repurchases under the new program will be limited to the Company’s Class A common stock, and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the new program through October 31, 2005, the Company had repurchased 1,200,000 shares of its Class A common stock at an average price of $6.64 per share.
Restricted Stock
     On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers (of which 113,999 shares have been cancelled as of October 31, 2005 and 27,972 shares were withheld to cover the tax

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Benefit Plans—(Continued)
obligation related to the vested restricted stock as of October 31, 2005). The restricted stock vests in equal one-third portions at October 31, 2004, October 31, 2005 and October 31, 2006. On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer, which vests 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers, which vests 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008 (of which 7,300 shares have been cancelled as of October 31, 2005). Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest.
(21) Commitments, Contingencies and Related Party Transactions
Litigation
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
     In May, 2005, the court ruled that this case was related to similar actions against Service Corporation International (“SCI”) and Alderwoods Group, Inc., and designated the SCI case as the lead case. The case against the Company effectively has been held in abeyance while the court tests plaintiff’s legal theories in the lead case. Rulings on legal issues in the lead case will apply equally in the case against the Company, and the court has allowed the Company to participate in hearings and briefings in the lead case.
     As a result of demurrers, the plaintiff in the lead case has amended her complaint twice. On January 31, 2006, however, the court overruled SCI’s demurrer to the third amended complaint and established a schedule leading to hearing on a motion for summary judgment in early July to test the viability of the named plaintiff’s claim against SCI.
     The third amended complaint in the lead case alleges that the SCI defendants violated the “Funeral Rule” promulgated by the Federal Trade Commission by failing to disclose that the prices of certain goods and services they obtained from third parties specifically on the plaintiff’s behalf exceeded what the defendants paid for them. The plaintiff alleges that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, and (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code. The plaintiff seeks restitution damages, disgorgement, interest, costs, and attorneys’ fees.
     Although the plaintiffs have amended their complaint against the Company once as a result of a demurrer in the lead case, they have not amended their complaint to correspond with the third amended complaint in the lead case. Because the matter is in its early stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
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
     The suit alleges that the defendants acted jointly to reduce competition from independent casket discounters and fix and maintain prices on caskets in violation of the federal antitrust laws and California’s Business and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Commitments, Contingencies and Related Party Transactions—(Continued)
Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs and attorneys’ fees.
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
     At the defendants’ request, the Court also issued orders in late September 2005 transferring the Consolidated Consumer Cases and the Pioneer Valley Case to the United States District Court for the Southern District of Texas. The transferred Consolidated Consumer Cases have been consolidated before a single judge in the Southern District of Texas. The Pioneer Valley Case has been consolidated with these cases for purposes of discovery only.
     On October 12, 2005, the consumer plaintiffs filed a first amended consolidated class action complaint. Defendants then filed motions to dismiss the first amended complaint, which are pending. On October 21, 2005, Pioneer Valley filed a first amended complaint. Defendants then filed motions to dismiss, which are pending. Discovery is underway in both cases. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     A similar action captioned Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc,. Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co., was filed in the United States District Court for the Eastern District of Tennessee on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact were essentially the same as those made in the FCA Case, but the plaintiff in this suit alleges that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff in this purported class action withdrew his complaint on August 2, 2005, and re-filed a nearly identical complaint under Tennessee law and on behalf of only Tennessee consumers in the Northern District of California on September 23, 2005, the same day that the Consolidated Consumer Cases were transferred to the Southern District of Texas. This matter has now been transferred to the Southern District of Texas, and consolidated with the Consolidated Consumer Cases for purposes of discovery. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     State Attorney General Civil Investigative Demands - On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. The Attorney General for the State of Florida issued a similar civil investigative demand to the Company. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Commitments, Contingencies and Related Party Transactions—(Continued)
Leases
     The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 13 years, except for six leases that expire between 2032 and 2039. Rent payments under these leases were $4,997, $5,755 and $5,799 for the years ended October 31, 2005, 2004 and 2003, respectively. The Company leased office space from a non-affiliated company through September 30, 2004. Rental payments to the non-affiliated company were $295 for the year ended October 31, 2004 and $322 for the year ended October 31, 2003. The Company’s future minimum lease payments as of October 31, 2005 are $4,813, $3,808, $3,100, $2,727, $2,153 and $18,457 for the years ending October 31, 2006, 2007, 2008, 2009, 2010 and later years, respectively.
Other Commitments and Contingencies
     The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. The Company’s future non-compete payments as of October 31, 2005 are $1,929, $1,538, $1,209, $328, $242 and $310 for the years ending October 31, 2006, 2007, 2008, 2009, 2010 and later years, respectively.
     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.
     The Company is required to maintain a bond ($41,061 as of October 31, 2005) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.
Related Party Transactions
     In July 2005, the Company announced the retirement of Michael K. Crane, Sr., Senior Vice President and President of the Central Division, effective October 31, 2005. As part of his separation agreement, he is entitled to receive $300 in equal installments over a two year period beginning in May 2006. The Company recorded the $300 charge in the fourth quarter of fiscal year 2005 but will make the payments in accordance with the terms of the agreement.
     In June 2004, the Company entered into a separation agreement with William E. Rowe who stepped down from his position as President and Chief Executive Officer. As part of Mr. Rowe’s separation agreement, the Company will pay Mr. Rowe $1,000 in equal installments over a two year period, beginning November 1, 2004. The Company recorded the $1,000 charge in the third quarter of fiscal year 2004 but will make the payments in accordance with the terms of the agreement.
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
     In June 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down. According to the terms of his employment agreement, he was entitled to receive an amount equal to two years of salary, or $800, over two years. The Company recorded the $800 charge in the third quarter of 2003 and has paid all of the $800 commitment as of October 31, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Commitments, Contingencies and Related Party Transactions—(Continued)
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2005, including accrued interest, was approximately $1,044.
     The father of G. Kenneth Stephens, Jr., Executive Vice President and President of the Company’s Western Division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. For the years ended October 31, 2005, 2004 and 2003, the Company paid Cemetery Funeral Supply, Inc. $226, $252 and $281, respectively.
(22) Segment Data
     The Company re-evaluated its application of FASB Statement No. 131, and restated its operating and reportable segments during fiscal year 2005 to include eleven operating and reportable segments. The Company’s historical presentation of segment data had incorrectly consisted of two operating and reportable segments, funeral and cemetery. The tables below reflect restated segment information for fiscal years 2004 and 2003 and as of October 31, 2004 to reflect the correct segments.

	Funeral Revenue		Cemetery Revenue		Total Revenue
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Central Division	$83,745	$84,374	$77,121	$71,670	$160,866	$156,044
Western Division	60,159	58,287	12,927	10,426	73,086	68,713
Eastern Division	51,599	52,418	65,636	61,070	117,235	113,488
Southern Division— Florida	43,754	42,964	41,701	38,416	85,455	81,380
All Other (1)	13,293	13,281	14,810	17,215	28,103	30,496
Corporate Trust Management	18,689	17,785	10,632	10,577	29,321	28,362

Total	$271,239	$269,109	$222,827	$209,374	$494,066	$478,483

	Funeral Gross Profit		Cemetery Gross Profit		Total Gross Profit
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Central Division	$22,536	$19,642	$16,920	$14,390	$39,456	$34,032
Western Division	8,808	7,331	2,298	57	11,106	7,388
Eastern Division	10,533	9,931	9,414	7,643	19,947	17,574
Southern Division — Florida	6,706	3,013	7,178	5,376	13,884	8,389
All Other (1)	2,008	1,565	414	2,329	2,422	3,894
Corporate Trust Management	18,150	17,338	10,047	10,028	28,197	27,366

Total	$68,741	$58,820	$46,271	$39,823	$115,012	$98,643

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Segment Data—(Continued)

	Net Preneed Funeral		Net Preneed Cemetery		Net Total Preneed
	Merchandise		Merchandise		Merchandise
	and Service Sales (2)		and Service Sales (2)		and Service Sales (2)
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Central Division	$21,550	$21,130	$14,307	$14,307	$35,857	$35,437
Western Division	26,643	24,172	3,755	3,592	30,398	27,764
Eastern Division	17,338	15,741	27,778	26,772	45,116	42,513
Southern Division — Florida	18,482	15,385	12,802	13,026	31,284	28,411
All Other (1)	4,304	4,292	3,747	4,264	8,051	8,556

Total	$88,317	$80,720	$62,389	$61,961	$150,706	$142,681

	Depreciation and Amortization-		Depreciation and Amortization-		Depreciation and Amortization-
	Funeral		Cemetery		Total
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Central Division	$7,210	$7,879	$6,167	$6,164	$13,377	$14,043
Western Division	5,641	6,012	1,645	1,525	7,286	7,537
Eastern Division	4,085	4,191	7,353	7,111	11,438	11,302
Southern Division — Florida	5,588	5,629	3,497	3,766	9,085	9,395
All Other (1)	1,250	1,579	1,163	1,137	2,413	2,716
Reconciling Items					4,822	4,213

Total					$48,421	$49,206

	Additions to Long-Lived Assets-		Additions to Long-Lived Assets-		Additions to Long-Lived Assets-
	Funeral		Cemetery		Total
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Central Division	$2,585	$2,485	$5,298	$4,911	$7,883	$7,396
Western Division	2,664	1,971	1,229	2,365	3,893	4,336
Eastern Division	2,907	2,643	3,638	2,698	6,545	5,341
Southern Division — Florida	1,146	1,525	3,382	2,705	4,528	4,230
All Other (1)	327	354	2,133	2,157	2,460	2,511
Reconciling Items					5,405	4,390

Total					$30,714	$28,204

	Total Funeral	Total Cemetery
	Assets	Assets	Total Assets
	2004	2004	2004
	(Restated)	(Restated)	(Restated)
Central Division	$274,029	$340,994	$615,023
Western Division	91,579	56,837	148,416
Eastern Division	78,333	347,286	425,619
Southern Division — Florida	158,725	297,157	455,882
All Other (1)	60,921	75,318	136,239
Corporate Trust Management	439,625	194,008	633,633
Reconciling Items			96,696

Total			$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Segment Data—(Continued)

	Funeral Goodwill	Cemetery Goodwill	Total Goodwill
	2004	2004	2004
	(Restated)	(Restated)	(Restated)
Central Division	$116,881	$49,787	$166,668
Western Division	—	—	—
Eastern Division	17,052	25,239	42,291
Southern Division — Florida	46,199	—	46,199
All Other (1)	17,571	—	17,571

Total	$197,703	$75,026	$272,729

	Assets held for Sale-Funeral	Assets held for Sale-Cemetery	Assets held for Sale-Total
	2004	2004	2004
	(Restated)	(Restated)	(Restated)
Central Division	$300	$—	$300
Western Division	162	—	162
Eastern Division	—	1,661	1,661
Southern Division — Florida	1,959	97	2,056
All Other (2)	3,100	—	3,100
Corporate Trust Management	2,028	1,186	3,214

Total	$7,549	$2,944	$10,493

(1)	All Other consists of the Company’s operations in Puerto Rico.

(2)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.
     As a result of the Company’s strategic planning process, effective for the fourth quarter of fiscal year 2005, the Company reorganized its operating divisions from four to two and revised its operating and reportable segments. The Company’s new presentation as a result of its strategic planning process reflects five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern.
     As of October 31, 2005, the Company operated two geographic divisions each with a division president: Western division and Eastern division. The Western division consists of 122 funeral homes and 50 cemeteries in Alabama, Arkansas, California, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Oregon, Texas, Washington and Wisconsin. The Eastern division consists of 109 funeral homes and 94 cemeteries in Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico.
     The corporate trust management segment includes (i) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (ii) fee income related to the Company’s wholly-owned subsidiary, Investor’s Trust, Inc., “ITI.” Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers.
     ITI serves as investment advisor exclusively to the Company’s trust funds. ITI provides investment advisory services to the trusts for a fee. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.
     The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Segment Data—(Continued)
service trusts are deferred until the underlying products and services are delivered and are not reflected in the statement of earnings but are disclosed in Notes 5, 6, and 8 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the divisions.
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
     The Company also measures its preneed sales growth year-over-year. Preneed sales and the accounting for these sales are discussed in Notes 3(i), 3(j) and 3(k). Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed monthly by the Company’s CODM to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth. As such, the CODM reviews the preneed sales data in addition to revenue and gross profit.
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
     For a discussion of discontinued operations, see Note 14. The table below presents restated information about reported segments for the fiscal years ended October 31, 2005, 2004 and 2003 for the Company’s continuing operations only based on the Company’s reportable segments following the fourth quarter of fiscal year 2005 reorganization:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Segment Data—(Continued)

	Funeral Revenue			Cemetery Revenue (1)			Total Revenue
	2005	2004	2003	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Eastern Division	$114,439	$108,646	$108,663	$128,641	$122,147	$116,701	$243,080	$230,793	$225,364
Western Division	140,744	143,904	142,661	80,897	90,048	82,096	221,641	233,952	224,757
Corporate Trust Management (2)	18,884	18,689	17,785	11,194	10,632	10,577	30,078	29,321	28,362

Total	$274,067	$271,239	$269,109	$220,732	$222,827	$209,374	$494,799	$494,066	$478,483

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	2005	2004	2003	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Eastern Division	$18,684	$19,247	$14,509	$15,783	$17,006	$15,348	$34,467	$36,253	$29,857
Western Division	24,674	31,344	26,973	14,021	19,218	14,447	38,695	50,562	41,420
Corporate Trust Management (2)	18,368	18,150	17,338	10,741	10,047	10,028	29,109	28,197	27,366

Total	$61,726	$68,741	$58,820	$40,545	$46,271	$39,823	$102,271	$115,012	$98,643

	Net Preneed Funeral Merchandise			Net Preneed Cemetery Merchandise			Net Total Preneed Merchandise
	and Service Sales (3)			and Service Sales (3)			and Service Sales (3)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Eastern Division	$43,077	$40,124	$35,418	$42,436	$44,327	$44,062	$85,513	$84,451	$79,480
Western Division	49,949	48,193	45,302	16,830	18,062	17,899	66,779	66,255	63,201

Total	$93,026	$88,317	$80,720	$59,266	$62,389	$61,961	$152,292	$150,706	$142,681

	Depreciation and Amortization-			Depreciation and Amortization-			Depreciation and Amortization-
	Funeral			Cemetery			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Eastern Division	$5,845	$10,923	$11,399	$3,837	$12,013	$12,014	$9,682	$22,936	$23,413
Western Division	5,831	12,851	13,891	2,540	7,812	7,689	8,371	20,663	21,580
Reconciling Items (4)							3,371	4,822	4,213

Total							$21,424	$48,421	$49,206

	Additions to Long-Lived Assets-			Additions to Long-Lived Assets-			Additions to Long-Lived Assets-
	Funeral (5)			Cemetery (5)			Total (5)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Eastern Division	$5,896	$4,380	$4,522	$2,622	$9,153	$7,560	$8,518	$13,533	$12,082
Western Division	6,354	5,249	4,456	1,983	6,527	7,276	8,337	11,776	11,732
Reconciling Items (4)							6,428	5,405	4,390

Total							$23,283	$30,714	$28,204

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	2005	2004	2005	2004	2005	2004
		(Restated)		(Restated)		(Restated)
Eastern Division	$273,387	$297,979	$688,041	$719,761	$961,428	$1,017,740
Western Division	272,025	365,608	362,450	397,831	634,475	763,439
Corporate Trust Management	446,344	439,625	191,506	194,008	637,850	633,633
Reconciling Items (4)					117,373	96,696

Total					$2,351,126	$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Segment Data—(Continued)

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	2005	2004	2005	2004	2005	2004
		(Restated)		(Restated)		(Restated)
Eastern Division	$89,536	$89,536	$26,042	$26,042	$115,578	$115,578
Western Division	108,167	108,167	48,984	48,984	157,151	157,151

Total	$197,703	$197,703	$75,026	$75,026	$272,729	$272,729

	Assets held for Sale-Funeral		Assets held for Sale-Cemetery		Assets held for Sale-Total
	2005	2004	2005	2004	2005	2004
		(Restated)		(Restated)		(Restated)
Eastern Division	$—	$5,059	$—	$1,758	$—	$6,817
Western Division	—	462	—	—	—	462
Corporate Trust Management	—	2,028	—	1,186	—	3,214

Total	$—	$7,549	$—	$2,944	$—	$10,493

(1)	Perpetual care trust earnings of $8,199, $6,396 and $7,887 for fiscal years 2005, 2004 and 2003, respectively, are included in the revenue and gross profit data of the related geographic segment.

(2)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2005, 2004 and 2003 were $5,383, $5,543 and $5,218, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2005, 2004 and 2003 were $13,501, $13,146 and $12,567, respectively. Trust management fees included in cemetery revenue for 2005, 2004 and 2003 were $4,944, $4,731 and $4,369, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2005, 2004 and 2003 were $6,250, $5,901 and $6,208, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.

(4)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(5)	Long-lived assets include cemetery property and net property and equipment.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the fiscal years ended October 31, 2005, 2004 and 2003, is as follows:

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Gross profit for reportable segments	$102,271	$115,012	$98,643
Corporate general and administrative expenses	(19,440)	(17,097)	(17,733)
Hurricane related charges, net	(9,366)	—	—
Separation charges	(1,507)	(3,435)	(2,450)
Gains on dispositions and impairment (losses), net	1,297	(204)	(10,206)
Other operating income, net	1,422	2,112	2,083
Interest expense	(30,460)	(47,335)	(53,643)
Loss on early extinguishment of debt	(32,822)	—	(11,289)
Investment and other income (expense), net	713	178	(749)

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$12,108	$49,231	$4,656

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(23) Supplementary Information
     The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2005, 2004 and 2003.

	Year Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
Service revenue
Funeral	$155,683	$151,651	$151,049
Cemetery	58,222	56,671	56,212

	213,905	208,322	207,261

Merchandise revenue
Funeral	110,419	110,624	109,048
Cemetery	147,008	149,028	135,644

	257,427	259,652	244,692

Other revenue
Funeral	7,965	8,964	9,012
Cemetery	15,502	17,128	17,518

	23,467	26,092	26,530

Total revenue	$494,799	$494,066	$478,483

Service costs
Funeral	$54,546	$46,656	$48,274
Cemetery	40,681	39,683	39,269

	95,227	86,339	87,543

Merchandise costs
Funeral	64,642	63,003	61,898
Cemetery	88,164	84,415	75,588

	152,806	147,418	137,486

General and administrative expenses
Funeral	93,153	92,839	100,117
Cemetery	51,342	52,458	54,694

	144,495	145,297	154,811

Total costs	$392,528	$379,054	$379,840

(24) Hurricane Related Charges
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. The Company’s executive offices and Shared Services Center are located in a building it owns in the New Orleans metropolitan area, and no significant damage occurred to that building. However, most of the approximately 400 employees who work at this location did not have access to their homes until late September or early October, and many of those homes remain uninhabitable. For the month of September, the Company temporarily housed most of the Shared Services Center functions, such as cash receipts and disbursements, customer service, contract processing and information technology in Orlando, Florida, in newly-leased and existing Company office space, and temporarily housed other functions such as the executive offices, treasury, accounting, trust administration, human resources, training, communications, marketing, tax and compliance in the Dallas, Texas area in newly-leased office space. As of October 31, 2005, the Company had used approximately $2,500 in cash on hand for hurricane related expenses. Beginning in early October, the executive offices and Shared Services Center were open and operating.
     Of the Company’s 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which represent approximately 4 percent of the Company’s annual revenues and approximately five percent of its annual gross profit, are located in the New Orleans metropolitan area, have suffered substantial damage and are conducting business in temporary facilities until repairs are completed. The Company’s mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represent approximately six percent of the Company’s annual revenue and gross profit. The

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Hurricane Related Charges—(Continued)
book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24,700 prior to the storms. For the years ended October 31, 2005, 2004 and 2003, total revenues of these facilities amounted to $19,800, $21,815 and $22,668, respectively.
     Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages. The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. As of October 31, 2005, the Company had incurred approximately $20,897 in expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company expects insurance proceeds of at least $11,531 currently based on the status of its insurance review, $500 of which had been received as of October 31, 2005. The remaining $11,031 in insurance proceeds to be received is included in current receivables in the consolidated balance sheet for fiscal year 2005. The net amount of $9,366 is included in the “Hurricane related charges, net” line in the consolidated statement of earnings for fiscal year 2005. The Company believes that a significant portion of the remainder of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, the Company will record any related gain at that time. The Company also recorded approximately $1,606 of increased bad debt reserve in the Western division cemetery segment related to the areas affected by Hurricane Katrina.
(25) Quarterly Financial Data (Unaudited)
     As discussed in Notes 2, 3(s) and 14, the Company has restated its operating and reportable segments and its reporting units, has recorded charges related to its deferred revenue project and has reclassified the results of certain businesses previously reported as discontinued operations to continuing operations. The quarterly financial data in the table below has been restated and reclassified for these changes.

	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)
Year Ended October 31, 2005(1)
Revenues, as previously reported	$126,479	$136,663	$129,964	$114,559
Revenues, as restated	122,568	132,570	125,102	114,559
Gross profit, as previously reported	31,894	35,100	28,910	17,757
Gross profit, as restated	27,242	33,225	24,047	17,757
Net earnings (loss), as previously reported	9,210	(3,990)	11,636	(2,007)
Net earnings (loss), as restated	(145,277)	(4,917)	8,875	(2,007)
Earnings (loss) per common share:
Basic, as previously reported	.08	(.04)	.11	(.02)
Basic, as restated	(1.33)	(.04)	.08	(.02)
Diluted, as previously reported	.08	(.04)	.11	(.02)
Diluted, as restated	(1.33)	(.04)	.08	(.02)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(25) Quarterly Financial Data (Unaudited)—(Continued)

	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Year Ended October 31, 2004(2)
Revenues, as previously reported	$130,789	$131,243	$128,435	$126,415
Revenues, as restated	125,170	124,438	122,116	122,342
Gross profit, as previously reported	37,005	36,945	31,486	29,347
Gross profit, as restated	31,934	31,184	26,066	25,828
Net earnings, as previously reported	11,728	14,757	10,843	8,834
Net earnings, as restated	9,072	10,428	8,628	8,564
Earnings per common share:
Basic, as previously reported	.11	.14	.10	.08
Basic, as restated	.08	.10	.08	.08
Diluted, as previously reported	.11	.14	.10	.08
Diluted, as restated	.08	.10	.08	.08

(1)	First quarter of fiscal year 2005 includes a charge of $2,651 ($1,723 after tax, or $.02 per share) for early extinguishment of debt in connection with the refinancing of the Company’s senior secured credit facility and $878 in net gains on dispositions and impairment (losses) in continuing operations. First quarter of 2005 also includes a charge of $254,240 ($153,180 after tax, or $1.40 per share) for the cumulative effect of change in accounting principle related to preneed selling costs, as described in Notes 3(f) and 4(a). Second quarter of fiscal year 2005 includes a charge of $30,057 ($19,210 after tax, or $.18 per share) for early extinguishment of debt in connection with the refinancing of the Company’s senior subordinated notes and $359 in net gains on dispositions and impairment (losses) in continuing operations. Third quarter of fiscal year 2005 includes an additional charge of $114 for early extinguishment of debt in connection with the refinancing of the Company’s senior subordinated notes. Third quarter of fiscal year 2005 also includes a charge of $147 relating to the reorganization of the Company’s divisions and $63 in net gains on dispositions and impairment (losses) in continuing operations. Fourth quarter of fiscal year 2005 includes a charge of $9,366 ($5,228 after tax, or $.05 per share) in net hurricane related costs and $1,360 ($850 after tax, or $.01 per share) relating to the reorganization of the Company’s divisions and separation pay of a former executive officer.

(2)	First quarter of fiscal year 2004 includes a charge of $1,993 ($1,236 after tax, or $.01 per share) for severance costs associated with the workforce reductions the Company announced in December 2003 and $303 in net gains on dispositions and impairment (losses) in continuing operations. Second quarter of fiscal year 2004 includes ($853) in net gains on dispositions and impairment (losses) in continuing operations and a charge of $138 for severance costs associated with the December 2003 workforce reductions. Third quarter of fiscal year 2004 includes $304 in net gains on dispositions and impairment (losses) in continuing operations and a charge of $1,085 ($673 after tax, or $.01 per share) relating to the December 2003 workforce reductions and separation pay for a former executive officer. Fourth quarter of fiscal year 2004 includes a charge of $219 for severance costs associated with the December 2003 workforce reductions and $42 in net gains on dispositions and impairment (losses) in continuing operations.
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
(26) Subsequent Events
     The Company received a Staff Determination Letter from the Nasdaq Listing Qualifications Department on October 25, 2005 notifying the Company that because it filed its third quarter 2005 Form 10-Q prior to completion of the review by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer, that the Company is not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14).
     On November 17, 2005, the Company appeared before a Nasdaq Listing Qualifications Panel to seek an

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(26) Subsequent Events—(Continued)
extension of time to complete the filing and thereby regain compliance with the listing standard. On December 12, 2005, the Company received a response from the Nasdaq Listing Qualifications Panel which granted its request for continued listing on the Nasdaq National Market of its Class A common stock, provided that the Company files its completed Form 10-Q for the quarter ended July 31, 2005 and Form 10-K for the fiscal year ended October 31, 2005 no later than February 15, 2006. On February 3, 2006, Nasdaq notified the Company that the Company’s failure to file the Form 10-K for the fiscal year ended October 31, 2005 by February 1, 2006 was an additional violation of the continued listing requirements, but that the extension of time previously granted by the Panel for the filing was not affected by this notice. The Company was granted an additional extension of time to February 22, 2006.
     Nasdaq also notified the Company on January 17, 2006 that the Company’s filing on October 24, 2005 of the Form 10-K/A for the fiscal year ended October 31, 2004 prior to completion of the audit by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer was an additional noncompliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). This matter was previously disclosed to and discussed with the Nasdaq Listing Qualifications Panel. The Company was granted an extension of time in which to file this report to April 7, 2006.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of October 31, 2005:
1.	The Company did not maintain effective controls over revenue recognition related to preneed cemetery merchandise and services contracts. Specifically, the Company did not maintain effective controls over the reconciliation of recorded revenues to revenues based on physical delivery of preneed cemetery merchandise to ensure completeness and accuracy of recorded preneed cemetery merchandise revenue and deferred preneed cemetery revenue. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for all annual and interim periods beginning with fiscal year 2001, the period in which the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements”, through fiscal year 2004 and the first three quarters of fiscal year 2005. Prior to the adoption of SAB 101, the Company recognized preneed cemetery merchandise revenues at the time a contract was entered into with a customer. This control deficiency could result in the misstatement of cemetery merchandise revenues and of deferred preneed cemetery revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.
2	The Company did not maintain effective controls over recognition of realized trust earnings on preneed cemetery and funeral contracts. Specifically, the Company did not maintain effective controls to recognize realized net trust earnings upon the delivery of the related preneed cemetery and funeral merchandise and performance of preneed funeral services to ensure accuracy of recorded realized trust earnings and deferred trust earnings. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for all annual and interim periods for fiscal year 2001 through fiscal year 2004 and the first three quarters of fiscal year 2005. This control deficiency could result in the misstatement of cemetery and funeral revenues and of the deferred revenue associated with preneed cemetery and preneed funeral contracts sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly management determined that this control deficiency represents a material weakness.
     Because of the material weaknesses described above, we have concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2005 based on the criteria in the Internal Control — Integrated Framework issued by the COSO.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Plan for Remediation
     Management, with the oversight of the Audit Committee, has been addressing the material weaknesses described above in our internal control over financial reporting and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. We have devoted significant time and resources to the remediation efforts having completed a detailed review and assessment of nearly 700,000 contracts. Also, we are in the process of enhancing our automated delivery systems over cemetery merchandise and are establishing a team to design and implement an improved system for tracking and reporting trust earnings. Further, the Company is undertaking steps to improve its employee training programs at both cemetery and funeral locations which will include reiteration to the appropriate personnel of the importance of performing their responsibilities in accordance with Company policies and procedures.
Changes in Internal Control over Financial Reporting
     As previously discussed in the Current Report of Form 8-K dated September 12, 2005, the Company did not maintain effective controls over the determination of operating and reportable segments in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not maintain effective controls to properly identify its segments and reporting units for purposes of reporting its segment results and assessing goodwill impairments in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2004 and 2003, the annual consolidated financial statements for 2002, and adjustments to the consolidated financial statements for the first three quarters of 2005. The Company took a series of steps during the fourth quarter of fiscal year 2005 designed to improve these control processes, including re-assessing the information provided to the Company’s Chief Operating Decision Maker and how that information affects the determination of the Company’s operating segments as well as assessing the economic similarity for reportable segments and reporting unit determination in the Company’s goodwill impairment analysis. The Company concluded this material weakness has been remediated as of October 31, 2005 given the series of steps taken. Other than the changes discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information regarding executive officers required by Item 10 may be found under Item 4(a) of this report.
     The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
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
Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2005:

Number of Securities
Remaining Available For
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation Plans
	be Issued Upon Exercise	Outstanding	(Excluding Securities
	of Outstanding Options,	Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights	and Rights	Column) (2)
Equity compensation plans approved by security holders (1)	1,659,600	$6.63	5,033,527
Equity compensation plans not approved by security holders	—	—	—

Total	1,659,600	$6.63	5,033,527

(1)	Consists of the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan, the 2005 Directors’ Stock Plan and the 2003 Employee Stock Purchase Plan.

(2)	Includes 3,629,487, 228,030 and 400,000 shares of our common stock under the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan and the 2005 Directors’ Stock Plan, respectively, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 776,010 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
     (1) Financial Statements
     The Company’s consolidated financial statements listed below have been filed as part of this report:
     (2) Financial Statement Schedule for the years ended October 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm on Financial Statement	131
Schedule II—Valuation and Qualifying Accounts	132
     All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders
of Stewart Enterprises, Inc.:
Our audits of the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries referred to in our report dated February 17, 2006 appearing in Item 8 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 17, 2006

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E	COLUMN F
	Balance at	Charged to
	beginning	costs and	Other			Balance at
Description	of period	expenses	Changes		Write-offs	end of period
Current—Allowance for doubtful accounts:
Year ended October 31,
2005	$5,523	3,910	—		(2,237)	$7,196
2004	$4,534	2,416	39	(1)	(1,466)	$5,523
2003	$4,092	2,809	(21	) (1)	(2,346)	$4,534

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2005	$8,022	6,167	—		(2,839)	$11,350
2004	$5,590	4,691	—		(2,259)	$8,022
2003	$5,145	5,218	—		(4,773)	$5,590

Deferred tax asset valuation allowance
Year ended October 31,
2005	$9,744	476	—		—	$10,220
2004	$11,985	(2,241)	—		—	$9,744
2003	$—	11,985	—		—	$11,985

(1)	In fiscal years 2004 and 2003, amounts charged to other accounts represent the reduction due to the assets held for sale and the reduction due to asset sales completed.

Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005) and Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)
The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements
10.3	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”)

10.4	Retirement Benefits Agreement dated June 20, 2003, between the Company and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2003)

10.5	Separation Agreement by and between the Company and William E. Rowe dated June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)

10.6	Restricted Stock Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 18, 2004)

10.7	Stock Option Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 18, 2004)

10.8	Stock Option Agreement under the 2000 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 18, 2004)

10.9	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.9 to the Original 2004 Form 10-K); Amendment to Employment Agreement entered into as of July 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2005.

10.10	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Kenneth C. Budde and Everett N. Kendrick (incorporated by reference to Exhibit 10.10 to the Original 2004 Form 10-K)

10.11	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Kenneth C. Budde (incorporated by reference to Exhibit 10.36 to the 1996 10-K, Commission File No. 1-15449)

10.12	Employment Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.12 to the Original 2004 Form 10-K)

10.13	Change of Control Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.13 to the Original 2004 Form 10-K)

10.14	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.14 to the Original 2004 Form 10-K)

10.15	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the

Company and Lawrence B. Hawkins, Brent F. Heffron, Randall L. Stricklin, G. Kenneth Stephens, Jr. and Michael K. Crane (incorporated by reference to Exhibit 10.15 to the Original 2004 Form 10-K)
10.16	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.42 to the 1996 10-K, Commission File No. 1-15449)

10.17	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.17 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.18	Stock Option Agreement dated September 7, 1995 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.47 to the 1996 10-K, Commission File No. 1-15449)

10.19	Stock Option Agreement dated January 1, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997, Commission File No. 1-15449)

10.20	Stock Option Agreement dated December 23, 1997 (time-vest), between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998, Commission File No. 1-15449)

10.21	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.21 to the Original 2004 Form 10-K; Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.22	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.22 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.23	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.23 to the Original 2004 Form 10-K)

10.24	Separation Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 31, 2005.

10.25	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit to 10.24 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.26	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.45 to the 1998 10-K, Commission File No. 1-15449)

10.27	Form of Stock Option Agreement (performance-based), between the Company and its Executive Officers (incorporated by reference to Exhibit 10.46 to the 1998 10-K, Commission File No. 1-15449)

10.28	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K)

10.29	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K)

10.30	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit

10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K); Amendment thereto dated January 1, 2003 (incorporated by reference to Exhibit 10.34 to the 2002 10-K); Amendment dated September 24, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004); Amendment thereto dated January 1, 2004; Commission File No. 1-15449 (incorporated by reference to Exhibit 10.29 to the Original 2004 Form 10-K); Amendment thereto dated March 28, 2005
10.31	Stewart Enterprises Puerto Rico Employees’ Retirement Trust Summary Plan Description dated January 1, 2003; Amendment No. 1 dated January 1, 2005

10.32	1165(e) Plan Adoption Agreement related to the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, amended effective as of October 31, 2001

10.33	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 1-15449

10.34	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 1-15449

10.35	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s 2003 definitive proxy statement for the fiscal year ended October 31, 2002)

10.36	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.37	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000); Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.38	2005 Directors’ Stock Plan (incorporated by reference to Exhibit A to the Company’s 2005 definitive proxy statement for the fiscal year ended October 31, 2004)

10.39	Form of Stock Option Agreement (time-vest), between the Company and its Executive Officers, granted in January 2000 under the Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 to the 2001 10-K)

10.40	Form of Stock Option Agreement (time-vest) between the Company and its Executive Officers, granted under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 to the 2001 10-K)

10.41	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001); Amendment no. 1 dated January 1, 2005

10.42	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Amendment No. 1 dated April 1, 2005

10.1	Amendment No. 9 to the Stewart Enterprises Employees’ Retirement Trust dated March 28, 2005

10.2	Amendment No. 1 to the Supplemental Retirement and Deferred Compensation Plan dated January 1, 2005

10.3	Amendment No. 1 to the Company’s Supplemental Executive Retirement Plan dated April 1, 2005

10.4	Amendment No. 1 to the Company’s Puerto Rico Employees’ Retirement Trust dated January 1, 2005

10.31	Stewart Enterprises Puerto Rico Employees’ Retirement Trust Summary Plan Description dated January 1, 2003

10.32	1165(e) Plan Adoption Agreement related to the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, amended effective as of October 31, 2001

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2006.

STEWART ENTERPRISES, INC.
By:	/s/ KENNETH C. BUDDE
Kenneth C. Budde
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. LABORDE

John P. Laborde	Chairman of the Board	February 17, 2006

/s/ KENNETH C. BUDDE

Kenneth C. Budde (Principal Executive Officer)	President, Chief Executive Officer and a Director	February 17, 2006

/s/ THOMAS M. KITCHEN

Thomas M. Kitchen (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and a Director	February 17, 2006

/s/ MICHAEL G. HYMEL

Michael G. Hymel (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	February 17, 2006

/s/ FRANK B. STEWART, JR.

Frank B. Stewart, Jr.	Director	February 17, 2006

/s/ ALDEN J. McDONALD, JR.

Alden J. McDonald, Jr.	Director	February 17, 2006

/s/ JAMES W. McFARLAND

James W. McFarland	Director	February 17, 2006

/s/ JOHN C. McNAMARA

John C. McNamara	Director	February 17, 2006

/s/ MICHAEL O. READ

Michael O. Read	Director	February 17, 2006

/s/ ASHTON J. RYAN, JR.

Ashton J. Ryan, Jr.	Director	February 17, 2006

Exhibit Index
10.1	Amendment No. 9 to the Stewart Enterprises Employees’ Retirement Trust dated March 28, 2005

10.2	Amendment No. 1 to the Supplemental Retirement and Deferred Compensation Plan dated January 1, 2005

10.3	Amendment No. 1 to the Company’s Supplemental Executive Retirement Plan dated April 1, 2005

10.4	Amendment No. 1 to the Company’s Puerto Rico Employees’ Retirement Trust dated January 1, 2005

10.31	Stewart Enterprises Puerto Rico Employees’ Retirement Trust Summary Plan Description dated January 1, 2003

10.32	1165(e) Plan Adoption Agreement related to the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, amended effective as of October 31, 2001

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer