Form 10-Q/A
period 2005-07-31
STEWART ENTERPRISES INC
filed 2006-02-22
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     The Form 10-Q for the quarter ended July 31, 2005 filed on October 24, 2005 was not complete because it was filed without the effects of potential adjustments that may have resulted from the completion of our deferred revenue project described below. This Amendment No. 1 to the Form 10-Q for the quarter ended July 31, 2005 reflects all adjustments related to the deferred revenue project and other miscellaneous adjustments including adjustments for lease-related accounting practices.
     Our originally filed Form 10-Q included restatements of the statements of earnings for the three and nine months ended July 31, 2004 and condensed consolidated balance sheet as of October 31, 2004 to correct for errors in our previous presentation of operating and reportable segments as defined by SFAS No. 131 as well as a restatement of our reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), retroactive to the November 1, 2001 adoption date of SFAS No. 142. Further, the restatement of goodwill on our consolidated balance sheet had the effect of changing the net book value of the assets we sold as part of our plan to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. For further discussion of the restatements related to these matters, see Note 1 to the condensed consolidated financial statements included herein. See Item 4 included herein for a discussion of material weaknesses in our internal control over financial reporting as of July 31, 2005.
Deferred Revenue Project
     In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in our backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in our assessment that deferred revenue and revenue associated with cemetery merchandise and funeral service and merchandise contracts were misstated and therefore we needed to restate our prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. We also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
     The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(a) to the condensed consolidated financial statements included herein for information on the change in accounting for preneed selling costs.
     The overall impact of the restatement related to the deferred revenue project on net earnings and net earnings per share for the three months ended July 31, 2005 and 2004 was a decrease in net earnings of $2.8 million and $3.2 million, respectively, and a decrease in earnings per share of $.03 and $.03, respectively. The overall impact of the restatement related to the deferred revenue project for the nine months ended July 31, 2005 and 2004 was a decrease in net earnings of $18.2 million (including $11.9 million, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs) and $9.8 million, respectively, and a decrease in earnings per share of $.16 and $.09, respectively. See Note 1 to the condensed consolidated financial statements included herein for information on the restatements. See Item 4 included herein for a discussion of material weaknesses in our internal control over financial reporting as of July 31, 2005.
Other Adjustments
     As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our financial statements for the restatements discussed above, we are now required to record the lease adjustments in the periods they were actually incurred. In this filing, we removed the cumulative effect of this prior period adjustment of $1.8 million ($1.1 million after tax) and will remove it from a subsequent amended Form 10-Q filing for April 30, 2005. We also recorded other immaterial miscellaneous adjustments. The effects of these adjustments are included in Note 1 to the condensed consolidated financial statements included herein.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Revenues:
Funeral	$66,102	$65,349
Cemetery	59,000	56,767

	125,102	122,116

Costs and expenses:
Funeral	53,477	50,195
Cemetery	47,578	45,855

	101,055	96,050

Gross profit	24,047	26,066
Corporate general and administrative expenses	(5,545)	(4,150)
Separation charges (Note 14)	(147)	(1,085)
Gains on dispositions and impairment (losses), net (Note 13)	63	304
Other operating income, net	571	1,000

Operating earnings	18,989	22,135
Interest expense	(6,456)	(11,502)
Loss on early extinguishment of debt (Note 15)	(114)	—
Investment and other income, net	184	76

Earnings from continuing operations before income taxes	12,603	10,709
Income taxes	4,475	3,824

Earnings from continuing operations	8,128	6,885

Discontinued operations (Note 13):
Earnings from discontinued operations before income taxes	590	536
Income tax benefit	(157)	(1,207)

Earnings from discontinued operations	747	1,743

Net earnings	$8,875	$8,628

Basic earnings per common share:
Earnings from continuing operations	$.07	$06
Earnings from discontinued operations	.01	.02

Net earnings	$.08	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.07	$.06
Earnings from discontinued operations	.01	.02

Net earnings	$.08	$.08

Weighted average common shares outstanding (in thousands):
Basic	109,147	107,067

Diluted	109,266	108,068

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Revenues:

Funeral	$210,243	$207,764
Cemetery	169,997	163,960

	380,240	371,724

Costs and expenses:
Funeral	159,692	152,962
Cemetery	136,034	129,578

	295,726	282,540

Gross profit	84,514	89,184
Corporate general and administrative expenses	(14,343)	(12,684)
Separation charges (Note 14)	(147)	(3,216)
Gains on dispositions and impairment (losses), net (Note 13)	1,300	(246)
Other operating income, net	1,069	1,948

Operating earnings	72,393	74,986
Interest expense	(23,503)	(35,976)
Loss on early extinguishment of debt (Note 15)	(32,822)	—
Investment and other income, net	404	108

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	16,472	39,118
Income taxes	5,628	14,812

Earnings from continuing operations before cumulative effect of change in accounting principle	10,844	24,306

Discontinued operations (Note 13):
Earnings from discontinued operations before income taxes	969	2,626
Income tax benefit	(48)	(1,196)

Earnings from discontinued operations	1,017	3,822

Earnings before cumulative effect of change in accounting principle	11,861	28,128
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit) (Note 3)	(153,180)	—

Net earnings (loss)	$(141,319)	$28,128

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.10	$.22
Earnings from discontinued operations	.01	.04
Cumulative effect of change in accounting principle	(1.40)	—

Net earnings (loss)	$(1.29)	$.26

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.10	$.22
Earnings from discontinued operations	.01	.04
Cumulative effect of change in accounting principle	(1.40)	—

Net earnings (loss)	$(1.29)	$.26

Weighted average common shares outstanding (in thousands):
Basic	109,243	107,461

Diluted	109,430	108,061

Dividends declared per common share	$.05	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalent investments	$29,335	$21,514
Marketable securities	1,290	1,297
Receivables, net of allowances	73,044	69,133
Inventories	34,207	36,174
Prepaid expenses	3,626	2,953
Deferred income taxes, net	4,198	7,674
Assets held for sale	738	10,493

Total current assets	146,438	149,238
Receivables due beyond one year, net of allowances	76,721	78,692
Preneed funeral receivables and trust investments	514,721	503,808
Preneed cemetery receivables and trust investments	263,456	258,176
Goodwill	272,729	272,729
Deferred charges (Note 3)	—	253,360
Cemetery property, at cost	365,889	366,874
Property and equipment, at cost:
Land	41,188	39,527
Buildings	301,789	295,567
Equipment and other	160,814	156,205

	503,791	491,299
Less accumulated depreciation	199,933	189,552

Net property and equipment	303,858	301,747
Deferred income taxes, net	189,746	93,014
Cemetery perpetual care trust investments	218,829	210,267
Other assets	20,982	23,603

Total assets	$2,373,369	$2,511,508

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,232	$1,725
Accounts payable	8,251	9,865
Accrued payroll	12,198	13,005
Accrued insurance	22,020	21,430
Accrued interest	7,972	11,315
Other current liabilities	15,409	17,889
Income taxes payable	454	130
Liabilities associated with assets held for sale	401	6,491

Total current liabilities	69,937	81,850
Long-term debt, less current maturities	407,552	415,080
Deferred preneed funeral revenue	291,818	297,328
Deferred preneed cemetery revenue	286,691	280,570
Non-controlling interest in funeral and cemetery trusts	645,739	627,344
Other long-term liabilities	11,063	12,465

Total liabilities	1,712,800	1,714,637

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	216,633	208,893

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 105,114,486 and 104,330,101 shares at July 31, 2005 and October 31, 2004, respectively	105,114	104,330
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2005 and October 31, 2004; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	670,384	673,630
Accumulated deficit	(334,301)	(192,982)
Unearned restricted stock compensation	(814)	(222)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(2)	—
Derivative financial instrument losses	—	(333)

Total accumulated other comprehensive losses	(2)	(333)

Total shareholders’ equity	443,936	587,978

Total liabilities and shareholders’ equity	$2,373,369	$2,511,508

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

			Retained	Unearned	Unrealized	Derivative
		Additional	Earnings	Restricted	Depreciation	Financial	Total
	Common	Paid-In	(Accumulated	Stock	of	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	Investments	Gains (Losses)	Equity
			(Restated)				(Restated)
			(Note 1)				(Note 1)
Balance October 31, 2004 — as previously reported	$107,885	$673,630	$3,298	$(222)	$—	$(333)	$784,258
Prior period adjustments			(196,280)				(196,280)

Balance October 31, 2004 — Restated (Note 1)	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

Comprehensive income (loss):
Net loss-Restated (Note 1)			(141,319)				(141,319)

Other comprehensive income:
Unrealized depreciation of investments, net of deferred tax expense of ($1)					(2)		(2)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)						333	333

Total other comprehensive income (loss)	—	—	—	—	(2)	333	331

Total comprehensive income (loss)-Restated (Note 1)	—	—	(141,319)	—	(2)	333	(140,988)

Restricted stock activity	166	991		(592)			565
Issuance of common stock	76	359					435
Stock options exercised	2,642	10,464					13,106
Tax benefit associated with stock options exercised	—	1,991					1,991

Purchase and retirement of common stock	(2,100)	(11,585)					(13,685)
Dividends ($.025 per share)	—	(5,466)					(5,466)

Balance July 31, 2005 — Restated (Note 1)	$108,669	$670,384	$(334,301)	$(814)	$(2)	$—	$443,936

(1)	Amount includes 105,114 and 104,330 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2005 and October 31, 2004, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Cash flows from operating activities:
Net earnings (loss)	$(141,319)	$28,128
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(2,368)	(1,059)
Cumulative effect of change in accounting principle	153,180	—
Loss on early extinguishment of debt	32,822	—
Premiums paid on early extinguishment of debt	(25,463)	—
Depreciation and amortization	15,732	17,675
Amortization of preneed selling costs	—	18,231
Amortization of deferred financing costs	1,011	3,955
Provision for doubtful accounts	5,306	5,595
Net loss realized on marketable securities	—	103
Provision for deferred income taxes	5,203	10,056
Tax benefit on stock options exercised	1,991	2,464
Other	782	258
Changes in assets and liabilities:
(Increase) decrease in other receivables	(10,129)	22,501
Decrease in inventories and cemetery property	1,746	1,839
Decrease in accounts payable and accrued expenses	(3,833)	(11,268)
Net effect of preneed funeral production and maturities	(9,134)	(15,987)
Net effect of preneed cemetery production and deliveries	10,507	11,675
Change in deferred charges — prearranged acquisition costs	—	(25,429)
Decrease in other	(2,307)	(135)

Net cash provided by operating activities	33,727	68,602

Cash flows from investing activities:
Proceeds from sales of marketable securities	16	1,121
Proceeds from sale of assets, net	9,731	12,871
Additions to property and equipment	(17,896)	(14,280)
Other	113	208

Net cash used in investing activities	(8,036)	(80)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—
Repayments of long-term debt	(446,021)	(64,748)
Debt issue costs	(6,247)	—
Issuance of common stock	13,541	13,066
Purchase and retirement of common stock	(13,685)	(19,349)
Dividends	(5,466)	—
Other	8	—

Net cash used in financing activities	(17,870)	(71,031)

Net increase (decrease) in cash	7,821	(2,509)
Cash and cash equivalents, beginning of period	21,514	18,585

Cash and cash equivalents, end of period	$29,335	$16,076

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$3,700	$(26,900)
Interest	$25,200	$39,500
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
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement
     The Company has restated its consolidated financial statements for fiscal years 2004 and 2003, all the quarters therein and the first three quarters of fiscal year 2005. The restatements are primarily the result of:
(A)	The incorrect determination of operating and reportable segments and reporting units related to the application of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), which also had the effect of changing the charges recorded for the assets sold as part of the Company’s plan initiated in December 2003 (see Note 13) to sell a number of businesses, and the net book value of assets held for sale on its balance sheet.

(B)	Errors identified in revenue recognition of preneed cemetery merchandise and services contracts and recognition of realized trust earnings on preneed cemetery and funeral merchandise and services contracts.

(C)	Other miscellaneous adjustments, including adjustments for lease-related accounting practices.
The restatement for these errors is discussed in more detail below.
Segments and Reporting Units
     The Company re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that it had incorrectly identified its operating and reportable segments for all prior periods. The Company concluded that it had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. The Company’s historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As discussed in Note 10, the Company reorganized its operating divisions effective in the fourth quarter of 2005 which will result in a change in its operating and reportable segments in future filings.
     The correction of the Company’s operating segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. The Company’s evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. For further discussion of the Company’s reporting units, see Note 2(i).
     The restatement of the Company’s operating segments and reporting units resulted in the need to correct its goodwill impairment reviews as of November 1, 2001 (the date the Company adopted SFAS No. 142) and as of October 31, 2002, 2003 and 2004. Consequently, the Company recorded a $209,400 ($193,090 after tax, or $1.78 per diluted share) charge on November 1, 2001 as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. The Company’s previously reported financial statements did not include a goodwill impairment charge upon the initial adoption of SFAS No. 142 on November 1, 2001 or during its annual assessment in the fourth quarter of fiscal year 2002. The Company also restated its previously reported fiscal year 2003 goodwill impairment charge of $73,000 ($66,900 after tax, or $.62 per share) because based on its revised reporting units, no goodwill impairment charge for the year ended October 31, 2003 was necessary.
     Further, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company sold as part of the Company’s plan to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. Due to these changes and changes in the classification of certain businesses between continuing and discontinued operations, the gain or loss on those sales has been re-evaluated and restated. In 2004, this resulted in an additional net gain of $579, of which $638 occurred in the three months ended July 31, 2004 (a loss of $282 relates to continuing operations and a gain of $920 relates to discontinued

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)
operations) and $6 of which occurred in the nine months ended July 31, 2004 (a loss of $441 relates to continuing operations and a gain of $447 relates to discontinued operations).
Deferred Revenue Project
     In connection with the Company’s internal control assessment under Section 404 of Sarbanes-Oxley, it undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in its backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in the Company’s assessment that the recorded amount of deferred revenue and revenue associated with cemetery merchandise and funeral service and merchandise contracts were misstated, and therefore, the Company needed to restate its prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. The Company also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
     The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(a).
     The overall impact of the restatements related to the deferred revenue project on net earnings and net earnings per share for the three months ended July 31, 2005 and 2004 was a decrease in net earnings of $2,761 and $3,226, respectively, and a decrease in earnings per share of $.03 and $.03, respectively. The overall impact of the restatements related to the deferred revenue project for the nine months ended July 31, 2005 and 2004 was a decrease in net earnings of $18,211 (including $11,862, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs) and $9,797, respectively, and a decrease in earnings per share of $.16 and $.09, respectively.
Other Adjustments
     As previously disclosed in the Company’s Form 10-Q for the second quarter of fiscal year 2005, the Company reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,839 ($1,149 after tax, or $.01 per share). The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company recorded the cumulative effect of these prior period adjustments of $1,839 as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because the Company is amending its financial statements for the restatements discussed above, the Company is now required to record the lease adjustments in the periods they were actually incurred. In this filing, the Company removed the cumulative effect of this prior period adjustment of $1,839 ($1,149 after tax) from the statement of earnings for the nine months ended July 31, 2005. The Company also recorded other miscellaneous immaterial adjustments.
     A summary of the effects of the restatements described above on the Company’s condensed consolidated financial statements for the three and nine months ended July 31, 2005 and 2004 and as of July 31, 2005 and October 31, 2004 is presented below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

		Effect of restating to
	As Previously Reported-	correct for the impact	As Restated- Three
	Three Months Ended	of the deferred	Months Ended
	July 31, 2005(1)	revenue project	July 31, 2005
Consolidated Statements of Earnings:

Revenues:
Funeral	$67,879	$(1,777)	$66,102
Cemetery	62,085	(3,085)	59,000

	129,964	(4,862)	125,102

Costs and expenses:
Funeral	53,477	—	53,477
Cemetery	47,578	—	47,578

	101,055	—	101,055

Gross profit	28,909	(4,862)	24,047
Corporate general and administrative expenses	(5,545)	—	(5,545)
Separation charges	(147)	—	(147)
Gains on dispositions and impairment (losses), net	63	—	63
Other operating income, net	571	—	571

Operating earnings	23,851	(4,862)	18,989
Interest expense	(6,456)	—	(6,456)
Loss on early extinguishment of debt	(114)	—	(114)
Investment and other income, net	184	—	184

Earnings from continuing operations before income taxes	17,465	(4,862)	12,603
Income taxes	6,576	(2,101)	4,475

Earnings from continuing operations	10,889	(2,761)	8,128

Earnings from discontinued operations before income taxes	590	—	590
Income tax benefit	(157)	—	(157)

Earnings from discontinued operations	747	—	747

Net earnings	$11,636	$(2,761)	$8,875

Basic earnings per common share:
Earnings from continuing operations	$.10	$(.03)	$.07
Earnings from discontinued operations	.01	—	.01

Net earnings per share	$.11	$(.03)	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.10	$(.03)	$.07
Earnings from discontinued operations	.01	—	.01

Net earnings per share	$.11	$(.03)	$.08

(1)	The previously reported amounts represent amounts reported in the incomplete Form 10-Q for the quarter ended July 31, 2005 filed on October 24, 2005 without the effects of the deferred revenue project, before the completion of the review by the independent registered public accounting firm and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

	As Previously	Effect of restating to
	Reported- Nine	correct for the impact		As Restated- Nine
	Months Ended	of the deferred	Other	Months Ended
	July 31, 2005 (1)	revenue project	Adjustments(2)	July 31, 2005
Consolidated Statements of Earnings:
Revenues:
Funeral	$214,547	$(4,304)	$—	$210,243
Cemetery	177,464	(7,467)	—	169,997

	392,011	(11,771)	—	380,240

Costs and expenses:
Funeral	161,531	—	(1,839)	159,692
Cemetery	136,034	—	—	136,034

	297,565	—	(1,839)	295,726

Gross profit	94,446	(11,771)	1,839	84,514
Corporate general and administrative expenses	(14,343)	—	—	(14,343)
Separation charges	(147)	—	—	(147)
Gains on dispositions and impairment (losses), net	1,300	—	—	1,300
Other operating income, net	1,069	—	—	1,069

Operating earnings	82,325	(11,771)	1,839	72,393
Interest expense	(23,503)	—	—	(23,503)
Loss on early extinguishment of debt	(32,822)	—	—	(32,822)
Investment and other income, net	404	—	—	404

Earnings from continuing operations before income taxes	26,404	(11,771)	1,839	16,472
Income taxes	10,360	(5,422)	690	5,628

Earnings from continuing operations before cumulative effect of change in accounting principle	16,044	(6,349)	1,149	10,844

Earnings from discontinued operations before income taxes	969	—	—	969
Income tax benefit	(48)	—	—	(48)

Earnings from discontinued operations	1,017	—	—	1,017

Earnings before cumulative effect of change in accounting principles	17,061	(6,349)	1,149	11,861
Cumulative effect of change in accounting principles	(141,318)	(11,862)	—	(153,180)

Net loss	$(124,257)	$(18,211)	$1,149	$(141,319)

Basic earnings (loss) per common share:
Earnings from continuing operations	$.14	$(.05)	$.01	$.10
Earnings from discontinued operations	.01	—	—	.01
Cumulative effect of change in accounting principles	(1.29)	(.11)	—	(1.40)

Net loss per share	$(1.14)	$(.16)	$.01	$(1.29)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$.14	$(.05)	$.01	$.10
Earnings from discontinued operations	.01	—	—	.01
Cumulative effect of change in accounting principles	(1.29)	(.11)	—	(1.40)

Net loss per share	$(1.14)	$(.16)	$.01	$(1.29)

(1)	The previously reported amounts represent amounts reported in the incomplete Form 10-Q for the quarter ended July 31, 2005 filed on October 24, 2005 without the effects of the deferred revenue project, before the completion of the review by the independent registered public accounting firm and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

(2)	Represents adjustments made to lease-related accounting practices.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

		Effect of
		reclassifying for
		discontinued
		operations and		Effect of
		restating to		restating to
	As Originally	correct for	As Previously	correct for the		As Restated -
	Reported- Three	goodwill	Reported- Three	impact of the		Three Months
	Months Ended	reporting unit	Months Ended	deferred	Other	Ended
	July 31, 2004 (1)	errors (2)	July 31, 2004 (3)	revenue project	Adjustments(4)	July 31, 2004 (5)
Consolidated Statements of Earnings:

Revenues:
Funeral	$67,285	$431	$67,716	$(2,367)	$—	$65,349
Cemetery	60,326	231	60,557	(3,790)	—	56,767

	127,611	662	128,273	(6,157)	—	122,116

Costs and expenses:
Funeral	49,520	622	50,142	—	53	50,195
Cemetery	46,667	140	46,807	(952)	—	45,855

	96,187	762	96,949	(952)	53	96,050

Gross profit	31,424	(100)	31,324	(5,205)	(53)	26,066
Corporate general and administrative expenses	(4,150)	—	(4,150)	—	—	(4,150)
Separation charges	(1,085)	—	(1,085)	—	—	(1,085)
Gains on dispositions and impairment (losses), net	—	304	304	—	—	304
Other operating income, net	—	1,000	1,000	—	—	1,000

Operating earnings	26,189	1,204	27,393	(5,205)	(53)	22,135
Interest expense	(11,502)	—	(11,502)	—	—	(11,502)
Investment and other income (expense), net	1,662	(1,586)	76	—	—	76

Earnings from continuing operations before income taxes	16,349	(382)	15,967	(5,205)	(53)	10,709
Income taxes	5,984	(161)	5,823	(1,979)	(20)	3,824

Earnings from continuing operations	10,365	(221)	10,144	(3,226)	(33)	6,885

Earnings (loss) from discontinued operations before income taxes	(483)	1,019	536	—	—	536
Income tax benefit	(961)	(246)	(1,207)	—	—	(1,207)

Earnings from discontinued operations	478	1,265	1,743	—	—	1,743

Net earnings	$10,843	$1,044	$11,887	$(3,226)	$(33)	$8,628

Basic earnings per common share:
Earnings from continuing operations	$.10	$(.01)	$.09	$(.03)	$—	$.06
Earnings from discontinued operations	—	.02	.02	—	—	.02

Net earnings per share	$.10	$.01	$.11	$(.03)	$—	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.10	$(.01)	$.09	$(.03)	$—	$.06
Earnings from discontinued operations	—	.02	.02	—	—	.02

Net earnings per share	$.10	$.01	$.11	$(.03)	$—	$.08

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended July 31, 2004 filed on September 13, 2004.

(2)	Represents adjustments for the change in classification of discontinued operations and the restatement of goodwill on the Company’s consolidated balance sheet which had the effect of changing the net book value of the assets the Company sold as part of its plan initiated in December 2003 to sell a number of its businesses and the net book value of assets held for sale on the consolidated balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales was re-evaluated resulting in an additional net gain of $638 ($1,044 after tax) for the three months ended July 31, 2004 (an additional loss of $282 relates to continuing operations and an additional gain of $920 relates to discontinued operations). Additionally, certain items amounting to

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

$1,304, which includes the adjusted net gain on sales of assets of $304, were reclassified from non-operating income (expense) into operating earnings, which presentation is consistent with that utilized for the year ended October 31, 2004 reported in the April 12, 2005 Form 8-K.

(3)	The previously reported amounts represent amounts reported in the incomplete Form 10-Q for the quarter ended July 31, 2005 filed on October 24, 2005 without the effects of the deferred revenue project, before the completion of the review by the independent registered public accounting firm and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

(4)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(5)	Represents the July 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Restatement—(Continued)

		Effect of
		reclassifying for
		discontinued
		operations and		Effect of
		restating to		restating to
	As Originally	correct for	As Previously	correct for the		As Restated -
	Reported- Nine	goodwill	Reported- Nine	impact of the		Nine Months
	Months Ended	reporting unit	Months Ended	deferred	Other	Ended July 31,
	July 31, 2004 (1)	errors (2)	July 31, 2004(3)	revenue project	Adjustments(4)	2004 (5)
Consolidated Statements of Earnings:

Revenues:
Funeral	$212,830	$1,388	$214,218	$(6,454)	$—	$207,764
Cemetery	175,044	334	175,378	(11,418)	—	163,960

	387,874	1,722	389,596	(17,872)	—	371,724

Costs and expenses:
Funeral	150,672	1,880	152,552	—	410	152,962
Cemetery	132,005	297	132,302	(2,724)	—	129,578

	282,677	2,177	284,854	(2,724)	410	282,540

Gross profit	105,197	(455)	104,742	(15,148)	(410)	89,184
Corporate general and administrative expenses	(12,684)	—	(12,684)	—	—	(12,684)
Separation charges	(3,216)	—	(3,216)	—	—	(3,216)
Gains on dispositions and impairment (losses), net	—	54	54	—	(300)	(246)
Other operating income, net	—	1,948	1,948	—	—	1,948

Operating earnings	89,297	1,547	90,844	(15,148)	(710)	74,986
Interest expense	(35,976)	—	(35,976)	—	—	(35,976)
Investment and other income (expense), net	1,643	(2,635)	(992)	—	1,100	108

Earnings from continuing operations before income taxes	54,964	(1,088)	53,876	(15,148)	390	39,118
Income taxes	20,477	(462)	20,015	(5,351)	148	14,812

Earnings from continuing operations	34,487	(626)	33,861	(9,797)	242	24,306

Earnings from discontinued operations before income taxes	1,742	884	2,626	—	—	2,626
Income tax benefit	(1,099)	(97)	(1,196)	—	—	(1,196)

Earnings from discontinued operations	2,841	981	3,822	—	—	3,822

Net earnings	$37,328	$355	$37,683	$(9,797)	$242	$28,128

Basic earnings per common share:
Earnings from continuing operations	$.32	$(.01)	$.31	$(.09)	$—	$.22
Earnings from discontinued operations	.03	.01	.04	—	—	.04

Net earnings per share	$.35	$—	$.35	$(.09)	$—	$.26

Diluted earnings per common share:
Earnings from continuing operations	$.32	$(.01)	$.31	$(.09)	$—	$.22
Earnings from discontinued operations	.03	.01	.04	—	—	.04

Net earnings per share	$.35	$—	$.35	$(.09)	$—	$.26

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended July 31, 2004 filed on September 13, 2004.

(2)	Represents adjustments for the change in classification of discontinued operations and the restatement of goodwill on the Company’s consolidated balance sheet which had the effect of changing the net book value of the assets the Company sold as part of its plan initiated in December 2003 to sell a number of its businesses and the net book value of assets held for sale on the consolidated balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales was re-evaluated resulting in an additional net gain of $6 ($355 after tax) for the nine months ended July 31, 2004 (an additional loss of $441 relates to continuing operations and an additional gain of $447 related to discontinued operations). Additionally, certain items amounting to

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Restatement—(Continued)

$2,002, which includes the adjusted net gain on the sales of assets of $54, were reclassified from non-operating income (expense) into operating earnings, which presentation is consistent with that utilized for the year ended October 31, 2004 reported in the April 12, 2005 Form 8-K.

(3)	The previously reported amounts represent amounts reported in the incomplete Form 10-Q for the quarter ended July 31, 2005 filed on October 24, 2005 without the effects of the deferred revenue project, before the completion of the review by the independent registered public accounting firm and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

(4)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(5)	Represents the July 2005 classification of continuing and discontinued operations.

		Effect of restating
		to correct for the
	As Previously	impact of the
	Reported –July	deferred revenue	Other	As Restated-
	31, 2005 (1)	project	adjustments(2)	July 31, 2005
Consolidated Balance Sheets:
Assets held for sale	$738	$—	$—	$738
Total current assets	139,154	8,966	(1,682)	146,438
Deferred income taxes	138,123	50,840	783	189,746
Goodwill	267,859	2,979	1,891	272,729
Total assets	2,313,203	62,785	(2,619)	2,373,369
Liabilities associated with assets held for sale	401	—	—	401
Total current liabilities	65,135	790	4,012	69,937
Deferred preneed funeral revenue	138,731	157,892	(4,805)	291,818
Deferred preneed cemetery revenue	292,928	(6,237)	—	286,691
Accumulated deficit	(242,815)	(89,660)	(1,826)	(334,301)
Total shareholders’ equity	535,422	(89,660)	(1,826)	443,936
Total liabilities and shareholders’ equity	2,313,203	62,785	(2,619)	2,373,369

(1)	The previously reported amounts represent amounts reported in the incomplete Form 10-Q for the quarter ended July 31, 2005 filed on October 24, 2005 without the effects of the deferred revenue project, before the completion of the review by the independent registered public accounting firm and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Restatement—(Continued)

		Effect of
		restating to	Effect of restating			As Restated
	As Previously	correct for	to correct for the			and
	Reported –	goodwill	impact of the		As Restated –	Reclassified –
	October 31,	reporting	deferred revenue	Other	October	October 31,
	2004 (1)	unit errors	project	adjustments(2)	31, 2004	2004 (3)
Consolidated Balance Sheets:
Assets held for sale	$3,590	$(15)	$—	$—	$3,575	$10,493
Total current assets	134,491	(15)	8,966	(1,597)	141,845	149,238
Deferred income taxes	43,124	11,794	37,593	481	92,992	93,014
Goodwill	404,169	(131,400)	2,980	(2,976)	272,773	272,729
Total assets	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508
Liabilities associated with assets held for sale	2,388	—	—	—	2,388	6,491
Total current liabilities	71,781	—	790	5,176	77,747	81,850
Deferred preneed funeral revenue	156,164	—	145,161	(2,653)	298,672	297,328
Deferred preneed cemetery revenue	288,516	—	(5,278)	(1,963)	281,275	280,570
Retained earnings (accumulated deficit)	3,298	(121,857)	(71,447)	(2,976)	(192,982)	(192,982)
Total shareholders’ equity	784,258	(121,857)	(71,447)	(2,976)	587,978	587,978
Total liabilities and shareholders’ equity	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the July 2005 classification of continuing and discontinued operations.
The presentation of the restatement of the Company’s October 31, 2004 consolidated balance sheet above has been prepared consistent with the presentation of this restatement in the Company’s recently filed Form 10-K for the year ended October 31, 2005.
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
     The consolidated financial statements for the year ended October 31, 2004 have been restated on the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. Accordingly, these consolidated financial statements have been prepared in a manner consistent with the 2004 fiscal year consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 and the accounting policies described in the accompanying notes, unless otherwise disclosed herein, and should be read in conjunction therewith.
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
     (i) Goodwill (Restated)
     The Company’s historical evaluation of goodwill was performed at the funeral and cemetery segment levels, which the Company previously reported as its reporting units. As discussed in Note 1, the Company’s evaluation of the goodwill of its operations resulted in a restatement of its reporting units and will now consist of 13 reporting units. Those reporting units include nine reporting units that are consistent with nine of the Company’s 11 operating and reportable segments and an additional four reporting units which are a further breakdown of its two operating and reportable segments in its Western division. These reporting units include the Archdiocese of Los Angeles Funeral operations, Southern Regional Cemetery operations, Other Cemetery operations and Other Funeral operations.
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
     Restated goodwill in excess of net assets of companies acquired, totaled approximately $272,729 as of July 31, 2005 and October 31, 2004.
     (j) Stock-Based Compensation
     As of July 31, 2005, the Company had five stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $214 and $87 for the three months ended July 31, 2005 and 2004, respectively, and $566 and $459 for the nine months ended July 31, 2005 and 2004, respectively. See Note 2(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company has evaluated the impact of its adoption on its financial statements. See Note 3 for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Net earnings (loss)	$8,875	$8,628	$(141,319)	$28,128
Stock-based employee compensation expense included in reported net earnings, net of tax	133	54	351	285
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(416)	(416)	(1,351)	(1,386)

Pro forma net earnings (loss)	$8,592	$8,266	$(142,319)	$27,027

Net earnings (loss) per common share:
Basic — as reported	$.08	$.08	$(1.29)	$.26

Basic — pro forma	$.08	$.08	$(1.30)	$.25

Diluted — as reported	$.08	$.08	$(1.29)	$.26

Diluted — pro forma	$.08	$.08	$(1.30)	$.25

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
     (t) Reclassifications
     Certain reclassifications have been made to the 2004 condensed consolidated financial statements. All businesses sold in fiscal year 2004 and fiscal year 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods. See Note 13 for a discussion of discontinued operations.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Change in Accounting Principles and New Accounting Principles — (Continued)
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

	Three Months Ended			Nine Months Ended
	July 31, 2004			July 31, 2004
	As Reported			As Reported
	- Restated (Note 1)	Changes	Pro Forma	- Restated (Note 1)	Changes	Pro Forma
Gross profit:
Funeral	$15,154	$(1,433)	$13,721	$54,802	$(3,587)	$51,215
Cemetery	10,912	(1,080)	9,832	34,382	(3,854)	30,528

	$26,066	$(2,513)	$23,553	$89,184	$(7,441)	$81,743
Earnings from continuing operations	$6,885	$(1,558)	$5,327	$24,306	$(4,539)	$19,767
Net earnings	$8,628	$(1,502)	$7,126	$28,128	$(4,389)	$23,739
Basic earnings per common share from continuing operations	$.06	$(.01)	$.05	$.22	$(.04)	$.18
Diluted earnings per common share from continuing operations	$.06	$(.01)	$.05	$.22	$(.04)	$.18
Basic earnings per common share	$.08	$(.01)	$.07	$.26	$(.04)	$.22
Diluted earnings per common share	$.08	$(.01)	$.07	$.26	$(.04)	$.22
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
     Civil Investigative Demands — On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Commitments and Contingencies—(Continued)
services. The Attorney General for the State of Florida issued a similar civil investigative demand to the Company. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
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
(9) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2005 — Restated (Note 1)
Earnings from continuing operations	$8,128

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,128	109,147	$.07

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	119

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,128	109,266	$.07

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2004 — Restated (Note 1)
Earnings from continuing operations	$6,885

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$6,885	107,067	$.06

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	1,001

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$6,885	108,068	$.06

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2005 — Restated (Note 1)
Earnings from continuing operations before cumulative effect of change in accounting principle	$10,844

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$10,844	109,243	$.10

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	187

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$10,844	109,430	$.10

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2004 — Restated (Note 1)
Earnings from continuing operations	$24,306

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$24,306	107,461	$.22

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	600

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$24,306	108,061	$.22

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
(10) Segment Data (Restated)
     The Company re-evaluated its application of SFAS No. 131, and has restated its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. The Company’s restated presentation of segment data reflects 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. All Other consists of the Company’s operations in Puerto Rico. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)
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
(10) Segment Data (Restated)—(Continued)
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$20,572	$20,086	$19,042	$16,724	$39,614	$36,810
Western Division	15,045	14,662	3,091	3,735	18,136	18,397
Eastern Division	12,207	12,070	17,973	16,842	30,180	28,912
Southern Division — Florida	10,654	10,672	12,325	10,719	22,979	21,391
All Other (2)	3,117	3,379	3,815	6,016	6,932	9,395
Corporate Trust Management (3)	4,507	4,480	2,754	2,731	7,261	7,211

Total	$66,102	$65,349	$59,000	$56,767	$125,102	$122,116

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$65,265	$64,237	$55,069	$56,628	$120,334	$120,865
Western Division	46,369	46,436	9,406	9,820	55,775	56,256
Eastern Division	40,365	39,777	50,699	47,696	91,064	87,473
Southern Division — Florida	33,704	32,991	34,413	31,566	68,117	64,557
All Other (2)	10,177	10,129	11,954	10,497	22,131	20,626
Corporate Trust Management (3)	14,363	14,194	8,456	7,753	22,819	21,947

Total	$210,243	$207,764	$169,997	$163,960	$380,240	$371,724

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004(1)	July 31, 2005	July 31, 2004 (4)	July 31, 2005	July 31, 2004(4)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$4,562	$4,934	$3,546	$2,763	$8,108	$7,697
Western Division	894	1,863	152	786	1,046	2,649
Eastern Division	1,709	1,879	2,007	1,577	3,716	3,456
Southern Division — Florida	853	1,489	2,895	2,019	3,748	3,508
All Other (2)	242	650	196	1,187	438	1,837
Corporate Trust Management (3)	4,365	4,339	2,626	2,580	6,991	6,919

Total	$12,625	$15,154	$11,422	$10,912	$24,047	$26,066

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004(4)	July 31, 2005	July 31, 2004(4)	July 31, 2005	July 31, 2004(4)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$17,077	$17,846	$11,333	$12,320	$28,410	$30,166
Western Division	5,283	7,618	1,193	2,291	6,476	9,909
Eastern Division	7,982	8,874	4,738	6,237	12,720	15,111
Southern Division — Florida	4,623	4,915	7,212	6,135	11,835	11,050
All Other (2)	1,667	1,783	1,428	104	3,095	1,887
Corporate Trust Management (3)	13,919	13,766	8,059	7,295	21,978	21,061

Total	$50,551	$54,802	$33,963	$34,382	$84,514	$89,184

	Preneed Funeral Merchandise		Preneed Cemetery Merchandise		Total Preneed Merchandise
	and Service Sales (5)		and Service Sales (5)		and Service Sales (5)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended July	Ended July	Ended July	Ended July	Ended July	Ended July
	31, 2005	31, 2004	31, 2005	31, 2004	31, 2005	31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$5,900	$5,227	$3,708	$3,766	$9,608	$8,993
Western Division	8,166	7,158	1,042	971	9,208	8,129
Eastern Division	4,733	4,135	7,098	7,341	11,831	11,476
Southern Division — Florida	4,907	4,677	3,053	3,174	7,960	7,851
All Other (2)	1,242	1,193	793	929	2,035	2,122

Total	$24,948	$22,390	$15,694	$16,181	$40,642	$38,571

	Preneed Funeral Merchandise		Preneed Cemetery Merchandise		Total Preneed Merchandise
	and Service Sales (5)		and Service Sales (5)		and Service Sales (5)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$17,696	$15,504	$10,255	$10,377	$27,951	$25,881
Western Division	21,118	18,902	2,902	2,828	24,020	21,730
Eastern Division	13,495	12,296	20,353	20,374	33,848	32,670
Southern Division — Florida	14,635	13,996	9,244	9,726	23,879	23,722
All Other (2)	3,410	3,627	2,513	2,933	5,923	6,560

Total	$70,354	$64,325	$45,267	$46,238	$115,621	$110,563

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	July 31,	October 31,	July 31,	October 31,	July 31,	October 31,
	2005	2004	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$242,834	$274,029	$328,707	$340,994	$571,541	$615,023
Western Division	75,058	91,579	62,459	56,837	137,517	148,416
Eastern Division	68,155	78,333	327,756	347,286	395,911	425,619
Southern Division — Florida	139,146	158,725	234,247	297,157	373,393	455,882
All Other (2)	53,324	60,921	73,185	75,318	126,509	136,239
Corporate Trust Management (3)	454,743	439,625	204,684	194,008	659,427	633,633
Reconciling Items (6)					109,071	96,696

Total					$2,373,369	$2,511,508

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	July 31,	October 31,	July 31,	October 31,	July 31,	October 31,
	2005	2004	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$116,881	$116,881	$49,787	$49,787	$166,668	$166,668
Western Division	—	—	—	—	—	—
Eastern Division	17,052	17,052	25,239	25,239	42,291	42,291
Southern Division — Florida	46,199	46,199	—	—	46,199	46,199
All Other (2)	17,571	17,571	—	—	17,571	17,571

Total	$197,703	$197,703	$75,026	$75,026	$272,729	$272,729

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $3,122 and $635 for the three months ended July 31, 2005 and 2004, respectively, and $5,822 and $5,271 for the nine months ended July 31, 2005 and 2004, respectively.

(2)	All Other represents the Company’s operations in Puerto Rico.

(3)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2005 and 2004 were $1,350 and $1,323, respectively, and funeral trust earnings for the three months ended July 31, 2005 and 2004 were $3,157 and $3,157, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2005 and 2004 were $1,257 and $1,131, respectively, and cemetery trust earnings for the three months ended July 31, 2005 and 2004 were $1,497 and $1,600, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2005 and 2004 were $4,028 and $4,199, respectively, and funeral trust earnings for the nine months ended July 31, 2005 and 2004 were $10,335 and $9,995, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2005 and 2004 were $3,721 and $3,526, respectively, and cemetery trust earnings for the nine months ended July 31, 2005 and 2004 were $4,735 and $4,227, respectively.

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

$1,433 and $3,587 for the three and nine months ended July 31, 2004, respectively. Net preneed cemetery selling costs amounted to $1,080 and $3,854 for the three and nine months ended July 31, 2004, respectively.

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
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and nine months ended July 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Gross profit for reportable segments	$24,047	$26,066	$84,514	$89,184
Corporate general and administrative expenses	(5,545)	(4,150)	(14,343)	(12,684)
Separation charges	(147)	(1,085)	(147)	(3,216)
Gains on dispositions and impairment (losses), net	63	304	1,300	(246)
Other operating income, net	571	1,000	1,069	1,948
Interest expense	(6,456)	(11,502)	(23,503)	(35,976)
Loss on early extinguishment of debt	(114)	—	(32,822)	—
Investment and other income, net	184	76	404	108

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$12,603	$10,709	$16,472	$39,118

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Supplementary Information (Restated)
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Service revenue
Funeral	$37,860	$36,821	$119,604	$117,151
Cemetery	16,052	13,174	44,804	42,982

	53,912	49,995	164,408	160,133
Merchandise revenue
Funeral	26,228	26,357	84,631	83,825
Cemetery	38,854	39,358	113,465	107,872

	65,082	65,715	198,096	191,697
Other revenue
Funeral	2,014	2,172	6,008	6,788
Cemetery	4,094	4,234	11,728	13,106

	6,108	6,406	17,736	19,894

Total revenue	$125,102	$122,116	$380,240	$371,724

Service costs
Funeral	$14,024	$11,985	$40,200	$35,892
Cemetery	10,772	10,412	30,166	29,124

	24,796	22,397	70,366	65,016
Merchandise costs
Funeral	15,877	15,196	48,698	47,733
Cemetery	23,256	22,368	66,227	61,376

	39,133	37,564	114,925	109,109
General and administrative expenses
Funeral	23,576	23,014	70,794	69,337
Cemetery	13,550	13,075	39,641	39,078

	37,126	36,089	110,435	108,415

Total costs	$101,055	$96,050	$295,726	$282,540

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
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
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$61,214	$4,888	$—	$66,102
Cemetery	—	53,345	5,655	—	59,000

	—	114,559	10,543	—	125,102

Costs and expenses:
Funeral	—	50,119	3,358	—	53,477
Cemetery	—	43,607	3,971	—	47,578

	—	93,726	7,329	—	101,055

Gross profit	—	20,833	3,214	—	24,047
Corporate general and administrative expenses	(5,545)	—	—	—	(5,545)
Separation charges	(147)	—	—	—	(147)
Gains on dispositions and impairment (losses) , net	—	(26)	89	—	63
Other operating income, net	79	166	326	—	571

Operating earnings (loss)	(5,613)	20,973	3,629	—	18,989
Interest income (expense)	14,483	(18,562)	(2,377)	—	(6,456)
Loss on early extinguishment of debt	(114)	—	—	—	(114)
Investment and other income, net	184	—	—	—	184
Equity in subsidiaries	2,762	—	—	(2,762)	—

Earnings from continuing operations before income taxes	11,702	2,411	1,252	(2,762)	12,603
Income taxes	2,827	796	852	—	4,475

Earnings from continuing operations	8,875	1,615	400	(2,762)	8,128

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(281)	871	—	590
Income tax benefit	—	(157)	—	—	(157)

Earnings (loss) from discontinued operations	—	(124)	871	—	747

Net earnings	8,875	1,491	1,271	(2,762)	8,875
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$8,873	$1,491	$1,269	$(2,760)	$8,873

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$60,309	$5,040	$—	$65,349
Cemetery	—	50,793	5,974	—	56,767

	—	111,102	11,014	—	122,116

Costs and expenses:
Funeral	—	47,051	3,144	—	50,195
Cemetery	—	41,396	4,459	—	45,855

	—	88,447	7,603	—	96,050

Gross profit	—	22,655	3,411	—	26,066
Corporate general and administrative expenses	(4,150)	—	—	—	(4,150)
Separation charges	(1,085)	—	—	—	(1,085)
Gains on dispositions and impairment (losses), net	—	(170)	474	—	304
Other operating income, net	28	863	109	—	1,000

Operating earnings (loss)	(5,207)	23,348	3,994	—	22,135
Interest income (expense)	10,246	(19,697)	(2,051)	—	(11,502)
Investment and other income, net	76	—	—	—	76
Equity in subsidiaries	5,191	—	—	(5,191)	—

Earnings from continuing operations before income taxes	10,306	3,651	1,943	(5,191)	10,709
Income taxes	1,678	1,323	823	—	3,824

Earnings from continuing operations	8,628	2,328	1,120	(5,191)	6,885

Discontinued operations:
Earnings from discontinued operations before income taxes	—	532	4	—	536
Income tax benefit	—	(1,207)	—	—	(1,207)

Earnings from discontinued operations	—	1,739	4	—	1,743

Net earnings	8,628	4,067	1,124	(5,191)	8,628
Other comprehensive income, net	287	—	—	—	287

Comprehensive income	$8,915	$4,067	$1,124	$(5,191)	$8,915

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$194,860	$15,383	$—	$210,243
Cemetery	—	152,832	17,165	—	169,997

	—	347,692	32,548	—	380,240

Costs and expenses:
Funeral	—	149,893	9,799	—	159,692
Cemetery	—	124,236	11,798	—	136,034

	—	274,129	21,597	—	295,726

Gross profit	—	73,563	10,951	—	84,514
Corporate general and administrative expenses	(14,343)	—	—	—	(14,343)
Separation charges	(147)	—	—	—	(147)
Gains on dispositions and impairment (losses), net	—	961	339	—	1,300
Other operating income, net	240	416	413	—	1,069

Operating earnings (loss)	(14,250)	74,940	11,703	—	72,393
Interest income (expense)	40,043	(57,375)	(6,171)	—	(23,503)
Loss on early extinguishment of debt	(32,822)	—	—	—	(32,822)
Investment and other income, net	404	—	—	—	404
Equity (loss) in subsidiaries	(137,703)	—	—	137,703	—

Earnings (loss) from continuing operations before income taxes	(144,328)	17,565	5,532	137,703	16,472
Income tax expense (benefit)	(3,009)	6,145	2,492	—	5,628

Earnings (loss) from continuing operations	(141,319)	11,420	3,040	137,703	10,844

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(246)	1,215	—	969
Income tax benefit	—	(48)	—	—	(48)

Earnings (loss) from discontinued operations	—	(198)	1,215	—	1,017

Earnings (loss) before cumulative effect of change in accounting principle	(141,319)	11,222	4,255	137,703	11,861
Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(141,319)	(134,054)	(3,649)	137,703	(141,319)
Other comprehensive income (loss), net	331	—	(2)	2	331

Comprehensive loss	$(140,988)	$(134,054)	$(3,651)	$137,705	$(140,988)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$192,183	$15,581	$—	$207,764
Cemetery	—	146,050	17,910	—	163,960

	—	338,233	33,491	—	371,724

Costs and expenses:
Funeral	—	143,292	9,670	—	152,962
Cemetery	—	116,022	13,556	—	129,578

	—	259,314	23,226	—	282,540

Gross profit	—	78,919	10,265	—	89,184
Corporate general and administrative expenses	(12,684)	—	—	—	(12,684)
Separation charges	(1,567)	(1,629)	(20)	—	(3,216)
Gains on dispositions and impairment (losses), net	(300)	(676)	730	—	(246)
Other operating income (expense), net	297	1,666	(15)	—	1,948

Operating earnings (loss)	(14,254)	78,280	10,960	—	74,986
Interest income (expense)	29,670	(59,364)	(6,282)	—	(35,976)
Investment and other income, net	108	—	—	—	108
Equity in subsidiaries	17,430	—	—	(17,430)	—

Earnings from continuing operations before income taxes	32,954	18,916	4,678	(17,430)	39,118
Income taxes	4,826	7,204	2,782	—	14,812

Earnings from continuing operations	28,128	11,712	1,896	(17,430)	24,306

Discontinued operations:
Earnings from discontinued operations before income taxes	—	2,555	71	—	2,626
Income tax benefit	—	(1,196)	—	—	(1,196)

Earnings from discontinued operations	—	3,751	71	—	3,822

Net earnings	28,128	15,463	1,967	(17,430)	28,128
Other comprehensive income, net	1,206	—	—	—	1,206

Comprehensive income	$29,334	$15,463	$1,967	$(17,430)	$29,334

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Balance Sheets

	July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	Restated)	Restated)	Restated)	Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalent investments	$22,937	$6,147	$251	$—	$29,335
Marketable securities	—	—	1,290	—	1,290
Receivables, net of allowances	16,959	49,659	6,426	—	73,044
Inventories	438	27,100	6,669	—	34,207
Prepaid expenses	666	2,712	248	—	3,626
Deferred income taxes, net	2,145	2,053	—	—	4,198
Assets held for sale	—	738	—	—	738

Total current assets	43,145	88,409	14,884	—	146,438
Receivables due beyond one year, net of allowances	—	56,805	19,916	—	76,721
Preneed funeral receivables and trust investments	—	503,230	11,491	—	514,721
Preneed cemetery receivables and trust investments	—	244,686	18,770	—	263,456
Goodwill	—	252,383	20,346	—	272,729
Cemetery property, at cost	—	345,596	20,293	—	365,889
Property and equipment, at cost	34,095	433,478	36,218	—	503,791
Less accumulated depreciation	19,000	170,046	10,887	—	199,933

Net property and equipment	15,095	263,432	25,331	—	303,858
Deferred income taxes, net	12,808	163,924	13,014	—	189,746
Cemetery perpetual care trust investments.	—	218,829	—	—	218,829
Other assets	6,683	13,350	949	—	20,982
Equity in subsidiaries	8,110	5,353	—	(13,463)	—

Total assets	$85,841	$2,155,997	$144,994	$(13,463)	$2,373,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,232	$—	$—	$—	$3,232
Accounts payable	137	7,891	223	—	8,251
Accrued expenses and other current liabilities	15,046	37,917	5,090	—	58,053
Liabilities associated with assets held for sale	—	401	—	—	401

Total current liabilities	18,415	46,209	5,313	—	69,937
Long-term debt, less current maturities	377,552	—	30,000	—	407,552
Intercompany payables, net	(1,000,026)	978,865	21,161	—	—
Deferred preneed funeral revenue	—	244,749	47,069	—	291,818
Deferred preneed cemetery revenue	—	258,703	27,988	—	286,691
Non-controlling interest in funeral and cemetery trusts	—	645,739	—	—	645,739
Other long-term liabilities	8,906	2,157	—	—	11,063
Negative equity in subsidiaries	237,058	—	—	(237,058)	—

Total liabilities	(358,095)	2,176,422	131,531	(237,058)	1,712,800

Non-controlling interest in perpetual care trusts	—	216,633	—	—	216,633

Common stock	108,669	426	52	(478)	108,669
Other	335,269	(237,484)	13,413	224,071	335,269
Accumulated other comprehensive loss	(2)	—	(2)	2	(2)

Total shareholders’ equity	443,936	(237,058)	13,463	223,595	443,936

Total liabilities and shareholders’ equity	$85,841	$2,155,997	$144,994	$(13,463)	$2,373,369

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalent investments	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	19,207	42,450	7,476	—	69,133
Inventories	389	29,362	6,423	—	36,174
Prepaid expenses	822	2,117	14	—	2,953
Deferred income taxes, net	2,263	5,411	—	—	7,674
Assets held for sale	—	7,393	3,100	—	10,493

Total current assets	36,234	94,374	18,630	—	149,238
Receivables due beyond one year, net of allowances	98	57,086	21,508	—	78,692
Preneed funeral receivables and trust investments	—	487,840	15,968	—	503,808
Preneed cemetery receivables and trust investments	—	232,493	25,683	—	258,176
Goodwill	—	247,567	25,162	—	272,729
Deferred charges	—	237,825	15,535	—	253,360
Cemetery property, at cost	—	341,233	25,641	—	366,874
Property and equipment, at cost	31,845	426,969	32,485	—	491,299
Less accumulated depreciation	17,273	162,434	9,845	—	189,552

Net property and equipment	14,572	264,535	22,640	—	301,747
Deferred income taxes, net	12,808	67,198	13,008	—	93,014
Cemetery perpetual care trust investments.	—	210,267	—	—	210,267
Other assets	8,835	13,560	1,208	—	23,603
Equity in subsidiaries	11,761	5,353	—	(17,114)	—

Total assets	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	8,452	323	—	9,865
Accrued expenses and other current liabilities	17,992	39,680	6,097	—	63,769
Liabilities associated with assets held for sale	—	4,777	1,714	—	6,491

Total current liabilities	20,807	52,909	8,134	—	81,850
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,022,830)	973,226	49,604	—	—
Deferred preneed funeral revenue	—	250,556	46,772	—	297,328
Deferred preneed cemetery revenue	—	247,211	33,359	—	280,570
Non-controlling interest in funeral and cemetery trusts	—	627,344	—	—	627,344
Other long-term liabilities	10,269	2,196	—	—	12,465
Negative equity in subsidiaries	103,004	—	—	(103,004)	—

Total liabilities	(503,670)	2,153,442	167,869	(103,004)	1,714,637

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	480,426	(103,430)	17,062	86,368	480,426
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	587,978	(103,004)	17,114	85,890	587,978

Total liabilities and shareholders’ equity	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Net cash provided by (used in) operating activities	$(4,039)	$24,857	$12,909	$—	$33,727

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(328)	7,594	2,465	—	9,731
Additions to property and equipment	(2,751)	(11,647)	(3,498)	—	(17,896)
Other	—	98	15	—	113

Net cash used in investing activities	(3,079)	(3,939)	(1,018)	—	(8,036)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(446,021)	—	—	—	(446,021)
Intercompany receivables (payables)	34,372	(22,396)	(11,976)	—	—
Debt issue costs	(6,247)	—	—	—	(6,247)
Issuance of common stock	13,541	—	—	—	13,541
Purchase and retirement of common stock	(13,685)	—	—	—	(13,685)
Dividends	(5,466)	—	—	—	(5,466)
Other	8	—	—	—	8

Net cash provided by (used in) financing activities	16,502	(22,396)	(11,976)	—	(17,870)

Net increase (decrease) in cash	9,384	(1,478)	(85)	—	7,821
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$22,937	$6,147	$251	$—	$29,335

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Net cash provided by operating activities	$45,504	$18,266	$4,832	$—	$68,602

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	—	—	—	1,121
Proceeds from sale of assets, net	(1,203)	14,074	—	—	12,871
Additions to property and equipment	(2,393)	(11,452)	(435)	—	(14,280)
Other	—	199	9	—	208

Net cash provided by (used in) investing activities	(2,475)	2,821	(426)	—	(80)

Cash flows from financing activities:
Repayments of long-term debt	(64,748)	—	—	—	(64,748)
Intercompany receivables (payables)	24,868	(20,120)	(4,748)	—	—
Issuance of common stock	13,066	—	—	—	13,066
Purchase and retirement of common stock	(19,349)	—	—	—	(19,349)

Net cash used in financing activities	(46,163)	(20,120)	(4,748)	—	(71,031)

Net increase (decrease) in cash	(3,134)	967	(342)	—	(2,509)
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$15,841	$489	$(254)	$—	$16,076

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. Subsequently, the Company has sold seven of these businesses and reclassified them back into discontinued operations which also included three businesses that the Company had agreed to sell as of July 31, 2005 but which sales were not closed until August 6, 2005. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2005 or 2004 are currently reported in the discontinued operations section of the 2005 and 2004 consolidated statements of earnings. As of July 31, 2005, since the inception of the divestiture plan, the Company had closed on the sale of 71 businesses for approximately $29,000 in proceeds. As of July 31, 2005, total assets and total liabilities of the remaining businesses were $3,283 and $1,245, respectively. The operations of the remaining businesses (including $181 and $160 in revenue and $0 and ($4) in gross profit for the three months ended July 31, 2005 and 2004, respectively, and $583 and $541 in revenue and $25 and $1 in gross profit for the nine months ended July 31, 2005 and 2004, respectively) are included in continuing operations in the consolidated statements of earnings for the three and nine months ended July 31, 2005 and 2004.
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
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items as of July 31, 2005 and October 31, 2004 is set forth below. As of July 31, 2005 and October 31, 2004, these assets and liabilities relate primarily to the businesses sold during the nine months ended July 31, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Discontinued Operations, Assets held for Sale and Impairment charges—(Continued)
     The operating results of the discontinued operations for the three and nine months ended July 31, 2005 and 2004, respectively, are also set forth below:

	July 31, 2005	October 31, 2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Assets
Receivables, net of allowances	$44	$519
Inventories and other current assets	200	1,093
Net property and equipment	147	3,851
Preneed funeral receivables and trust investments	193	2,433
Preneed cemetery receivables and trust investments	65	1,283
Deferred income taxes, net	49	—
Deferred charges and other assets	40	1,314

Assets held for sale	$738	$10,493

Liabilities

Deferred income taxes, net	$—	$188
Deferred preneed funeral revenue	87	2,384
Deferred preneed cemetery revenue	52	705
Other long-term liabilities	5	—
Non-controlling interest in funeral and cemetery trusts	257	3,214

Liabilities associated with assets held for sale	$401	$6,491

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenue:
Funeral	$139	$2,551	$685	$10,317
Cemetery	82	199	493	964

	$221	$2,750	$1,178	$11,281

Gross profit:
Funeral	$(52)	$188	$(264)	$898
Cemetery	19	35	166	357

	(33)	223	(98)	1,255
Gains on dispositions and impairment (losses), net	622	277	1,068	1,305
Other operating income (expense), net	1	36	(1)	66

Earnings from discontinued operations before income taxes	$590	$536	$969	$2,626

(14) Separation Charges
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its divisions. The reorganization consolidated operations from four divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process and are effective for the fourth quarter of fiscal year 2005. The total charge for severance and other costs associated with the reorganization including relocation costs of certain personnel, exit of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements of the related leases is expected to be approximately $1,750, the majority of which will be incurred during the fourth quarter of fiscal year 2005. During the quarter ended July 31, 2005, the Company recorded a charge of $147 for these costs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Separation Charges—(Continued)
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
     In connection with the issuance of the 6.25 percent senior notes, the Company entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. Due primarily to the restatements described in Note 1, the Company has so far been unable to cause the required registration statement to become effective and therefore is required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increases 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates.
     The restatements described in Note 1 as well as the Company’s failure to deliver financial statements within the specified deadlines in its senior secured credit facility resulted in a default and potential event of default under the facility. The Company sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements for a date subsequent to its filing on February 17, 2006. The Company believes its original filing of its incomplete July 31, 2005 Form 10-Q met the financial statement compliance requirements of its senior secured credit facility. The Company believes it is in compliance with the terms of the senior secured credit facility.
     The indenture governing the 6.25 percent notes requires the Company to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements from our certified independent accountants. In addition, the Company must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if the Company failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. The Company originally furnished its incomplete July 31, 2005 Form 10-Q to the trustee and filed it with the SEC, and believes that doing so complied with the requirements of the indenture. The Company did not receive a default notice from the trustee or note holders with respect to the late filing of the Form 10-K for the fiscal year ended October 31, 2005 and has now filed that report with the SEC. The Company believes it is in compliance with the terms of its 6.25 percent notes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16) Consolidated Comprehensive Income
     Consolidated comprehensive income (loss) for the nine months ended July 31, 2005 and 2004 is as follows:

	Nine Months Ended July 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Net earnings (loss)	$(141,319)	$28,128
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of deferred tax expense of ($1) and ($50), respectively	(2)	115
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	—	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204) and ($507), respectively	333	897
Reduction (increase) in net unrealized losses associated with available-for-sale securities of the trusts	33,797	(3,639)
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(33,797)	3,639

Total other comprehensive income	331	1,206

Total comprehensive income (loss)	$(140,988)	$29,334

(17) Guarantees
     The Company’s obligations under its senior secured credit facility and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility, see Note 15 included herein. For additional information regarding the 6.25 percent senior notes, see Note 15 included herein.
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
(17) Guarantees—(Continued)
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
(19) Subsequent Events
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousand, except per share amounts)
(19) Subsequent Events—(Continued)
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
     Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages. The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. As of October 31, 2005, the Company had incurred approximately $20,897 in expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company expects insurance proceeds of at least $11,531 currently based on the status of its insurance review, $500 of which had been received as of October 31, 2005. Net hurricane related charges of $9,366 was recorded in the fourth quarter of 2005. The Company believes that a significant portion of the remainder of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, the Company will record any related gain at that time. The Company also recorded approximately $1,606 of increased bad debt reserve in the Western division cemetery segment in the fourth quarter of 2005 related to the areas affected by Hurricane Katrina.
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
     On November 17, 2005, the Company appeared before a Nasdaq Listing Qualifications Panel to seek an extension of time to complete the filing and thereby regain compliance with the listing standard. On December 12, 2005, the Company received a response from the Nasdaq Listing Qualifications Panel which granted its request for continued listing on the Nasdaq National Market of its Class A common stock, provided that the Company files its completed Form 10-Q for the quarter ended July 31, 2005 and Form 10-K for the fiscal year ended October 31, 2005 no later than February 15, 2006. On February 3, 2006, Nasdaq notified the Company that the Company’s failure to file the Form 10- K for the fiscal year ended October 31, 2005 by February 1, 2006 was an additional violation of the continued listing requirements, but that the extension of time previously granted by the Panel for the filing was not affected by this notice. The Company was granted an additional extension of time to February 22, 2006.
     Nasdaq also notified the Company on January 17, 2006 that the Company’s filing on October 24, 2005 of the Form 10-K/A for the fiscal year ended October 31, 2004 prior to completion of the audit by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer was an additional noncompliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). This matter was previously disclosed to and discussed with the Nasdaq Listing Qualifications Panel. The Company has requested an extension of time in which to file this report to April 7, 2006. The Company was granted an extension of time in which to file this report to April 7, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Historical Financial Statements
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
Segments and Reporting Units
          We re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that we had incorrectly identified our operating and reportable segments for all prior periods. We concluded that we had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. Our historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As discussed in Note 10 to the condensed consolidated financial statements included herein, we reorganized our operating divisions effective for the fourth quarter of 2005, which will result in a change in its operating and reportable segments in future filings.
          The correction of our operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. As a result of the reorganization and revision of our divisions effective for the fourth quarter of fiscal year 2005, we revised our evaluation of goodwill based upon 11 reporting units. For further discussion of the change in our reporting units in the fourth quarter of 2005, see Note 2(i).
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
          Further, the restatement of goodwill on our balance sheet had the effect of changing the net book value of the assets we sold as part of our plan to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. Due to these changes and changes in the classification of certain businesses between continuing operations and discontinued operations, the gain or loss on those sales has been re-evaluated and restated. In 2004, this resulted in an additional net gain of $0.6 million, of which $0.6 million occurred in the three months ended July 31, 2004 (a loss of $0.3 million relates to continuing operations and a gain of $0.9 million relates to discontinued operations) and less than $0.1 million of which occurred in the nine months ended July 31, 2004 (a loss of $0.4 million relates to continuing operations and a gain of $0.4 million relates to discontinued operations).

Deferred Revenue Project
          In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in our backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in our assessment that deferred revenue and revenue associated with cemetery merchandise and funeral service and merchandise contracts were misstated and therefore we needed to restate our prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. We also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
          The errors to deferred preneed revenue discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(a) to the condensed consolidated financial statements included in Item 8.
          The overall impact of the restatements related to the deferred revenue project on net earnings and net earnings per share for the three months ended July 31, 2005 and 2004 was a decrease in net earnings of $2.8 million and $3.2 million, respectively, and a decrease in earnings per share of $.03 and $.03, respectively. The overall impact of the restatements related to the deferred revenue project for the nine months ended July 31, 2005 and 2004 was a decrease in net earnings of $18.2 million (including $11.9 million, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs) and $9.8 million, respectively, and a decrease in earnings per share of $.16 and $.09, respectively.
Other Adjustments
          As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our financial statements for the restatements discussed above, we are now required to record the lease adjustments in the periods they were actually incurred. In this filing, we removed the cumulative effect of this prior period adjustment of $1.8 million ($1.1 million after tax) from the statement of earnings for the nine months ended July 31, 2005. We also recorded other immaterial miscellaneous adjustments.
     A summary of the effects of the restatements described above on our condensed consolidated financial statements can be found in Note 1 to the condensed consolidated financial statements included herein.
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
     Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages. We have insurance coverage related to property damage, incremental costs and property operating expenses we incurred due to damage caused by Hurricane Katrina. As of October 31, 2005, we had incurred approximately $20.9 million in expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. We expect to receive insurance proceeds of at least $11.5 million currently based on the status of our insurance review, $0.5 million of which had been received as of October 31, 2005. We believe that a significant portion of the remainder of the loss we experienced may be covered by insurance. For additional information, see Note 19 to the condensed consolidated financial statements included herein.
     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see Notes 2(e), 2(g), 2(k), 2(l) and Notes 3 through 7 to the condensed consolidated financial statements included herein.
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
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 2(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. There have been no changes to our critical accounting policies except for our treatment of preneed selling costs as noted below.
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
     As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million pretax, $153.2 million after tax (net of income tax benefit of $101.1 million), or $1.40 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 3(a) to the condensed consolidated financial statements for additional information.
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

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004—Continuing Operations
Funeral Operations

	Three Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Funeral Revenue:

Central Division	$20.6	$20.1		$.5
Western Division	15.0	14.6		.4
Eastern Division	12.2	12.1		.1
Southern Division — Florida	10.7	10.7		—
All Other (1)	3.1	3.4		(.3)
Corporate Trust Management (2)	4.5	4.5		—

Total Funeral Revenue	$66.1	$65.4		$.7

Funeral Costs:

Central Division	$16.0	$15.2		$.8
Western Division	14.2	12.8		1.4
Eastern Division	10.5	10.2		.3
Southern Division — Florida	9.8	9.2		.6
All Other (1)	2.9	2.7		.2
Corporate Trust Management (2)	.1	.1		—

Total Funeral Costs	$53.5	$50.2	(3)	$3.3	(3)

Funeral Gross Profit:

Central Division	$4.6	$4.9		$(.3)
Western Division	.8	1.8		(1.0)
Eastern Division	1.7	1.9		(.2)
Southern Division — Florida	.9	1.5		(.6)
All Other (1)	.2	.7		(.5)
Corporate Trust Management (2)	4.4	4.4		—

Total Funeral Gross Profit	$12.6	$15.2	(3)	$(2.6	) (3)

Same-Store Analysis

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2005	2004
Central Division	4.3%	.8%	22.0%	22.0%
Western Division	.8%	3.7%	57.3%	56.1%
Eastern Division	1.8%	(.7)%	26.2%	25.7%
Southern Division — Florida	4.3%	2.1%	40.5%	40.7%
All Other (1)	(2.3%)	(2.5%)	18.0%	14.8%
Total	2.0%	2.3%	37.2%	36.3%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2005 and 2004 were $1.4 million and $1.3 million, respectively, and funeral trust earnings for the three months ended July 31, 2005 and 2004 were $3.1 million and $3.2 million, respectively.

(3)	Funeral costs from continuing operations for the three months ended July 31, 2004 do not include net preneed selling costs of $1.4 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the three months ended July 31, 2005 would have decreased $1.2 million from $13.8 million for the three months ended July 31, 2004.
     Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $0.7 million, or 1.1 percent, for the three months ended July 31, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to a 2.3 percent increase in the number of same-store funeral services performed, or 323 events out of 14,161 total same-store funeral services performed.
     We also experienced an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.3 percent increase in the average revenue per traditional funeral service and a 2.5 percent increase in the average revenue per cremation service. Including trust earnings, we experienced an overall 2.0 percent increase in the average revenue per funeral service for our same-store businesses. We believe the primary factors that contributed to the increases in our average revenue per traditional and cremation service were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.
     Funeral gross profit margin from continuing operations decreased from 23.2 percent in the third quarter of fiscal year 2004 to 19.1 percent in the third quarter of fiscal year 2005. Funeral costs from continuing operations for the three months ended July 31, 2004 do not include $1.4 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 21.1 percent for the three months ended July 31, 2004. The remaining decrease resulted from the year-over-year reduction in revenue from funeral trust earnings and increased health insurance costs due to an increase in the number of high-dollar claims in 2005. The funeral margin was also impacted by bonuses related to the funeral home incentive compensation plan. The cremation rate for our same-store operations was 37.2 percent for the three months ended July 31, 2005 compared to 36.3 percent for the corresponding period in 2004.
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
     Funeral gross profit margin for the Central division, Western division, Eastern division and Southern division- Florida funeral segments decreased primarily due to increased health insurance costs, bonuses related to the funeral home incentive compensation plan and the effect of the accounting change as discussed above in “Consolidated Operations — Funeral.” As demonstrated in the table above, the same store cremation rate increased for the Western division and Eastern division funeral segments, remained flat in the Central division segment, and decreased for the Southern division- Florida segment.

Cemetery Operations

	Three Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Cemetery Revenue:
Central Division	$19.1	$16.7		$2.4
Western Division	3.1	3.7		(.6)
Eastern Division	18.0	16.9		1.1
Southern Division — Florida	12.3	10.7		1.6
All Other (1)	3.8	6.0		(2.2)
Corporate Trust Management (2)	2.7	2.7		—

Total Cemetery Revenue	$59.0	$56.7		$2.3

Cemetery Costs:

Central Division	$15.5	$14.0		$1.5
Western Division	3.0	2.9		.1
Eastern Division	16.0	15.3		.7
Southern Division — Florida	9.4	8.7		.7
All Other (1)	3.6	4.8		(1.2)
Corporate Trust Management (2)	.1	.1		—

Total Cemetery Costs	$47.6	$45.8	(3)	$1.8 (3)

Cemetery Gross Profit:

Central Division	$3.6	$2.7		$.9
Western Division	.1	.8		(.7)
Eastern Division	2.0	1.6		.4
Southern Division — Florida	2.9	2.0		.9
All Other (1)	.2	1.2		(1.0)
Corporate Trust Management (2)	2.6	2.6		—

Total Cemetery Gross Profit	$11.4	$10.9	(3)	$.5 (3)

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2005 and 2004 were $1.3 million and $1.1 million, respectively, and cemetery trust earnings for the three months ended July 31, 2005 and 2004 were $1.4 million and $1.6 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(3)	Cemetery costs from continuing operations for the three months ended July 31, 2004 do not include net preneed selling costs of $1.1 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the three months ended July 31, 2005 would have increased $1.6 million from $9.8 million for the three months ended July 31, 2004.
     Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $2.3 million, or 4.1 percent, for the three months ended July 31, 2005, compared to the corresponding period in 2004, primarily due to increases in perpetual care trust earnings and cemetery property sales. Cemetery property sales increased 5.7 percent in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004, which is in line with the Company’s goal to increase cemetery property sales by 4 percent to 8 percent for fiscal year 2005.
     We experienced an annualized average return, excluding unrealized gains and losses, of 5.9 percent in our perpetual care trusts for the quarter ended July 31, 2005 resulting in revenue of $3.1 million, compared to 2.4 percent for the corresponding period in 2004 resulting in revenue of $0.6 million.
     Cemetery gross profit margin from continuing operations increased from 19.2 percent in the third quarter of fiscal year 2004 to 19.3 percent in the third quarter of fiscal year 2005. Cemetery costs from continuing operations for the three months ended July 31, 2004 do not include $1.1 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 17.3 percent for the three months ended July 31, 2004. The overall increase resulted from increased revenues as discussed above, partially offset by increased health insurance costs due to an increase in the number of high dollar claims in 2005.
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
     Cemetery gross profit margin for the Central division, Eastern division and Southern division- Florida cemetery segments increased primarily due to increased cemetery revenue as discussed above, partially offset by the cost increases described in “Consolidated Operations — Cemetery.” Cemetery gross profit margin for the Western division segment and the All Other cemetery segment declined due to the decline in cemetery revenue coupled with the costs increases described in “Consolidated Operations — Cemetery.”
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
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded a charge of $0.1 million for the three months ended July 31, 2005. In December 2003, we announced a reduction and restructuring of our workforce. For the nine months ended July 31, 2004, we recorded $2.2 million for severance and other costs associated with the workforce reductions, of which $0.1 million was recorded in the third quarter of fiscal year 2004. The December 2003 workforce reduction plan was completed June 1, 2004. We also recorded

$1.0 million for separation pay related to a former executive officer for the three months ended July 31, 2004. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     Total depreciation and amortization was $5.4 million for the third quarter of fiscal year 2005 compared to $12.2 million for the same period in 2004. Depreciation and amortization from continuing operations was $5.4 million for the third quarter of fiscal year 2005 compared to $12.0 million for the same period in 2004. Amortization in fiscal year 2004 included $6.2 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales and we no longer amortize these costs but rather expense them as incurred.
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
     The effective tax rate for our continuing operations for the three months ended July 31, 2005 was 35.5 percent compared to 35.7 percent for the same period in 2004.
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
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $45.1 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $18.7 million related to insurance-funded preneed funeral contracts) during the three months ended July 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $42.4 million

(including $17.6 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $36.2 million and $36.5 million for the three months ended July 31, 2005 and 2004, respectively, resulting in net additions to the backlog of $8.9 million and $5.9 million for the three months ended July 31, 2005 and 2004, respectively.
Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004 — Continuing Operations
Funeral Operations

	Nine Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Funeral Revenue:

Central Division	$65.2	$64.3		$.9
Western Division	46.4	46.4		—
Eastern Division	40.4	39.8		.6
Southern Division — Florida	33.7	33.0		.7
All Other (1)	10.2	10.1		.1
Corporate Trust Management (2)	14.3	14.2		.1

Total Funeral Revenue	$210.2	$207.8		$2.4

Funeral Costs:

Central Division	$48.2	$46.4		$1.8
Western Division	41.1	38.8		2.3
Eastern Division	32.4	30.9		1.5
Southern Division — Florida	29.1	28.1		1.0
All Other (1)	8.5	8.4		.1
Corporate Trust Management (2)	.4	.4		—

Total Funeral Costs	$159.7	$153.0	(3)	$6.7	(3)

Funeral Gross Profit:

Central Division	$17.0	$17.9		$(.9)
Western Division	5.3	7.6		(2.3)
Eastern Division	8.0	8.9		(.9)
Southern Division — Florida	4.6	4.9		(.3)
All Other (1)	1.7	1.7		—
Corporate Trust Management (2)	13.9	13.8		.1

Total Funeral Gross Profit	$50.5	$54.8	(3)	$(4.3	) (3)

Same-Store Analysis

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2005	2004
Central Division	3.8%	—	22.3%	21.7%
Western Division	2.2%	(1.3%)	58.6%	57.3%
Eastern Division	.8%	1.3%	25.4%	25.9%
Southern Division — Florida	4.4%	3.2%	39.7%	39.4%
All Other (1)	3.1%	.8%	16.2%	14.1%
Total	2.8%	.2%	37.0%	36.4%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2005 and 2004 were $4.0 million and $4.2 million, respectively, and funeral trust earnings for the nine months ended July 31, 2005 and 2004 were $10.3 million and $10.0 million, respectively.

(3)	Funeral costs from continuing operations for the nine months ended July 31, 2004 do not include net preneed selling costs of $3.6 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the nine months ended July 31, 2005 would have decreased $0.7 million from $51.2 million for the nine months ended July 31, 2004.
     Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $2.4 million, or 1.2 percent, for the nine months ended July 31, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to an increase in the average revenue per funeral service performed by our same-store businesses and a 0.2 percent increase in the number of same-store funeral services. Our same-store businesses achieved a 3.2 percent increase in the average revenue per traditional funeral service and a 4.5 percent increase in the average revenue per cremation service. Including trust earnings, we experienced an overall 2.8 percent increase in the average revenue per funeral service for our same-store businesses. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.
     Funeral gross profit margin from continuing operations decreased from 26.4 percent for the nine months ended July 31, 2004 to 24.0 percent in the corresponding period in 2005. Funeral costs from continuing operations for the nine months ended July 31, 2004 do not include $3.6 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 24.6 percent for the nine months ended July 31, 2004. The remaining decrease is due to the decline in trust earnings described above and increased health insurance costs due to an increase in the number of high-dollar claims in 2005. The cremation rate for our same-store operations was 37.0 percent for the nine months ended July 31, 2005 compared to 36.4 percent for the corresponding period in 2004.
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
     Funeral gross profit margin for the Central division, Western division, Eastern division and Southern division- Florida funeral segments decreased primarily due to increased health insurance costs and the effect of the accounting change as discussed above in “Consolidated Operations - Funeral.” As demonstrated in the table above, the same- store cremation rate increased for the Central division, Western division and Southern division- Florida funeral segments and decreased for the Eastern division funeral segment.

Cemetery Operations

	Nine Months Ended
	July 31,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Cemetery Revenue:

Central Division	$55.0	$56.6		$(1.6)
Western Division	9.4	9.8		(.4)
Eastern Division	50.7	47.7		3.0
Southern Division — Florida	34.4	31.6		2.8
All Other (1)	12.0	10.5		1.5
Corporate Trust Management (2)	8.5	7.8		.7

Total Cemetery Revenue	$170.0	$164.0		$6.0

Cemetery Costs:

Central Division	$43.7	$44.3		$(.6)
Western Division	8.2	7.5		.7
Eastern Division	46.0	41.5		4.5
Southern Division — Florida	27.2	25.4		1.8
All Other (1)	10.5	10.4		.1
Corporate Trust Management (2)	.4	.5		(.1)

Total Cemetery Costs	$136.0	$129.6	(3)	$6.4	(3)

Cemetery Gross Profit:

Central Division	$11.3	$12.3		$(1.0)
Western Division	1.2	2.3		(1.1)
Eastern Division	4.7	6.2		(1.5)
Southern Division — Florida	7.2	6.2		1.0
All Other (1)	1.5	.1		1.4
Corporate Trust Management (2)	8.1	7.3		.8

Total Cemetery Gross Profit	$34.0	$34.4	(3)	$(.4	) (3)

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2005 and 2004 were $3.7 million and $3.5 million, respectively, and cemetery trust earnings for the nine months ended July 31, 2005 and 2004 were $4.8 million and $4.3 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(3)	Cemetery costs from continuing operations for the nine months ended July 31, 2004 do not include net preneed selling costs of $3.8 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the nine months ended July 31, 2005 would have increased $3.4 million from $30.6 million for the nine months ended July 31, 2004.
     Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $6.0 million, or 3.6 percent, for the nine months ended July 31, 2005, compared to the corresponding period in 2004, primarily due to an increase in cemetery property sales and an increase in revenue from merchandise delivered during the nine months offset by a decrease in revenue associated with the construction of cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 4.9 percent in the nine months ended July 31, 2005 compared to the corresponding period in 2004.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.9 percent in our perpetual care trusts for the nine months ended July 31, 2005 resulting in revenue of $5.8 million, compared to 3.5 percent for the corresponding period in 2004 resulting in revenue of $5.3 million.
     Cemetery gross profit margin from continuing operations decreased from 21.0 percent in the nine months ended July 31, 2004 to 20.0 percent in the corresponding period in 2005. Cemetery costs from continuing operations for the nine months ended July 31, 2004 do not include $3.8 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 18.7 percent for the nine months ended July 31, 2004. Cemetery operations also experienced increased health insurance costs due to an increase in the number of high-dollar claims in 2005.
     Segment Discussion — Cemetery
     Cemetery revenue in the Central division and Western division cemetery segments decreased primarily due to a decrease in the construction of cemetery projects and a decrease in revenue from merchandise delivered, partially offset by an increase in preneed cemetery property sales. For further discussion on the decrease in construction of cemetery projects, see “Consolidated Operations — Cemetery.” Cemetery revenue in the Eastern division segment increased primarily due to an increase in preneed property sales. Cemetery revenue in the Southern division-Florida segment increased primarily due to increases in cemetery property sales, merchandise deliveries and perpetual care trust earnings. All Other cemetery segment revenue increased primarily due to an increase in revenue associated with the construction of cemetery projects in Puerto Rico. Revenue in the corporate trust management segment increased due to a $0.5 million increase in cemetery trust earnings and a $0.2 million increase in cemetery trust management fees.
     The cemetery gross profit for each of the cemetery segments was impacted by the effect of the accounting change as discussed above in “Consolidated Operations — Cemetery.” In addition, cemetery gross profit margin for the Central and Western division segments decreased due primarily to a decline in cemetery revenue as described above and an increase in health insurance costs as described above in “Consolidated Operations — Cemetery.” Eastern division segment gross profit margin decreased due primarily to an increase in health insurance costs. The Southern division- Florida segment increased primarily due to increased cemetery revenue, partially offset by an increase in health insurance costs. All Other cemetery segment gross profit margin increased due to the increase in cemetery revenue in Puerto Rico.
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
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded a charge of $0.1 million for the nine months ended July 31, 2005. In December 2003, we announced a reduction and restructuring of our workforce. For the nine months ended July 31, 2004, we recorded $2.2 million for severance and other costs associated with the workforce reductions. The workforce reduction plan was completed June 1, 2004. We also recorded $1.0 million for separation pay related to a former executive officer for the nine months ended July 31, 2004. These charges are presented in the “Separation charges” line item in the condensed consolidated statements of earnings.
     Total depreciation and amortization was $15.7 million for the nine months ended July 31, 2005 compared to $35.9 million for the same period in 2004. Depreciation and amortization from continuing operations was $15.7 million for the nine months ended July 31, 2005 compared to $35.4 million for the same period in 2004. Amortization in fiscal year 2004 included $18.2 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales, and we no longer amortize these costs but rather expense them as incurred.
     Interest expense decreased $12.5 million to $23.5 million for the nine months ended July 31, 2005 compared to $36.0 million for the same period in 2004 primarily due to a 268 basis point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $48.3 million decrease in average debt outstanding.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values, resulting in an impairment charge. For the nine months ended July 31, 2005, we reported net gains on dispositions and impairment (losses) of $1.3 million in continuing operations for the nine months ended July 31, 2005, compared to ($0.2) million for the same period in 2004. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statements of earnings.
     Other operating income, net was $1.1 million for the nine months ended July 31, 2005 compared to $1.9 million for the nine months ended July 31, 2004. The decrease is primarily due to net gains on the sale of excess land and property during 2004.
     Investment and other income, net, increased $0.3 million from $0.1 million for the nine months ended July 31, 2004 to $0.4 million for the nine months ended July 31, 2005.
     The effective tax rate for our continuing operations for the nine months ended July 31, 2005 was 34.2 percent compared to 37.9 percent for the same period in 2004. The reduced rate in 2005 was primarily due to the greater impact of the dividend exclusion on a reduced level of book income as a result of the increased costs associated with the early extinguishment of debt.
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
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $128.6 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $54.1 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $121.1 million (including $48.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $113.8 million for the nine months ended July 31, 2005, compared to $110.4 million for the corresponding period in 2004, resulting in net increases in the backlog of $14.8 million and $10.7 million for the nine months ended July 31, 2005 and 2004, respectively.
Liquidity and Capital Resources
Cash Flow
          Our operations provided cash of $33.7 million for the nine months ended July 31, 2005, compared to $68.6 million for the corresponding period in 2004. The 2004 amount includes a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. We also recorded $25.5 million in 2005 for premiums paid for the early extinguishment of debt related to the 2005 debt refinancings. In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) earlier this year to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by physically reviewing certain of the preneed cemetery and funeral service and merchandise contracts. One of the results of this deferred revenue project is that we identified approximately $4 million of cash that could be withdrawn from our trust funds, for merchandise and services previously delivered. This had no effect on current period earnings but increased our cash flow from operations by approximately $4 million.
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
     Our financing activities resulted in a net cash outflow of $17.9 million for the nine months ended July 31, 2005, compared to $71.0 million for the comparable period in 2004. The change was due primarily to net repayments of $6.0 million in the nine months ended July 31, 2005 (which includes $440.0 million in proceeds of long-term debt and $446.0 million in repayments of long-term debt), compared to repayments of $64.7 million in the comparable period of 2004. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004.
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
     Due primarily to the restatements described in Note 1 to the condensed consolidated financial statements included herein, we have so far been unable to cause the required registration statement to become effective and therefore are required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increases 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates.
          The restatements described in Note 1 to the condensed consolidated financial statements included herein as well as our failure to deliver financial statements within the specified deadlines in our senior secured credit facility resulted in a default and potential event of default under the facility. We sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements for a date subsequent to its filing on February 17, 2006. We believe our original filing of the incomplete July 31, 2005 Form 10-Q met the financial statement compliance requirements of our senior secured credit facility. We believe we are in compliance with the terms of the senior secured credit facility.
          The indenture governing our 6.25 percent notes requires us to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements from our certified independent accountants. In addition, we must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if we failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. We originally furnished our incomplete July 31, 2005 Form 10-Q to the trustee and filed it with the SEC, and believe that doing so complied with the requirements of the indenture. We did not receive a default notice from the trustee or note holders with respect to the late filing of the Form 10-K for the fiscal year ended October 31, 2005 and have now filed that report with the SEC. We believe we are in compliance with the terms of our 6.25 percent.
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
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2005 consist of the following items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above; and
(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 4 to the condensed consolidated financial statements included herein.
Ratio of Earnings to Fixed Charges

     Our ratio of earnings to fixed charges was as follows:

Nine Months
Ended	Years Ended October 31,
July 31, 2005	2004	2003	2002		2001
(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
(Note 1)	(Note 1)	(Note 1)	(Note 1)		(Note 1)		2000

1.65(1)(5)	1.98 (2)	1.08 (3)	1.27	(4)(5)	—	(5)(6)	2.54

(1)	Pretax earnings for the nine months ended July 31, 2005 include $1.3 million of gains on dispositions and impairment (losses), net and a charge of $32.8 million for the loss on early extinguishment of debt.

(2)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and ($0.2) million in gains on dispositions and impairment (losses), net.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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

Interest
     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 15 to the condensed consolidated financial statements included herein and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.
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
Item 4. Controls and Procedures
Restatement
     As described in Note 1 to the condensed consolidated financial statements included herein, the Company has restated its consolidated financial statements for fiscal years 2004 and 2003, all the quarters therein and the first three quarters of fiscal year 2005. These restatements are primarily the result of (a) the incorrect determination of operating and reportable segments and reporting units related to the application of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and (b) errors identified in revenue recognition of preneed cemetery merchandise and services contracts and c) errors identified in the recognition of realized trust earnings on preneed cemetery and funeral merchandise and services contracts.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the restatements described above, the following material weaknesses were identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of July 31, 2005:
     (A) The Company did not maintain effective controls over the determination of operating and reportable segments in accordance with accounting principles generally accepted in the United States of America with regard to identifying its segments and reporting units for purposes of assessing goodwill impairments. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2004 and 2003, the annual consolidated financial statements for 2002, and adjustments to the consolidated financial statements of the first and second quarters of 2005. Additionally, this control deficiency could result in further misstatements to the Company’s goodwill, deferred taxes, equity and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting.
     (B) The Company did not maintain effective controls over revenue recognition related to preneed cemetery merchandise and services contracts. Specifically, the Company did not maintain effective controls over the reconciliation of recorded revenues to revenues based on physical delivery of preneed cemetery merchandise to ensure completeness and accuracy of recorded preneed cemetery merchandise revenue and deferred preneed cemetery revenue. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for all annual and interim periods beginning with fiscal year 2001, the period in which the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements”, through fiscal year 2004 and the first three quarters of fiscal year 2005. Prior to the adoption of SAB 101, the Company recognized preneed cemetery merchandise revenues at the time a contract was entered into with a customer. This control deficiency could result in the misstatement of cemetery merchandise revenues and of deferred preneed cemetery revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.
     (C) The Company did not maintain effective controls over recognition of realized trust earnings on preneed cemetery and funeral contracts. Specifically, the Company did not maintain effective controls to recognize realized net trust earnings upon the delivery of the related preneed cemetery and funeral merchandise and performance of preneed funeral services to ensure accuracy of recorded realized trust earnings and deferred trust earnings. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for all annual and interim periods from fiscal year 2001 through fiscal year 2004 and the first three quarters of fiscal year 2005. This control deficiency could result in the misstatement of cemetery and funeral revenues and of the deferred revenue associated with preneed cemetery and preneed funeral contracts sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly management determined that this control deficiency represents a material weakness.
     As a result of the material weaknesses described above, the Company has concluded that our disclosure controls and procedures were not effective as of July 31, 2005.

Management’s Remediation Initiatives
     The Company has begun to take a series of steps designed to improve the control processes regarding the accounting requirements for determining operating and reportable segments, reporting units and goodwill impairment. These steps will include re-assessing the information provided to the Company’s CODM and how that determines the Company’s operating segments as well as assessing the economic similarity for reportable segments and reporting unit determination in the Company’s goodwill impairment analysis using gross profit.
     Management, with the oversight of the Audit Committee, is in the process of addressing the material weaknesses related to deferred revenue described above and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. We are devoting significant time and resources to the remediation efforts and are in the process of completing a detailed review and assessment of nearly 700,000 contracts. Also, we are in the process of enhancing our automated delivery systems over cemetery merchandise and are establishing a team to design and implement an improved system for tracking and reporting trust earnings. Further, the Company is undertaking steps to improve its employee training programs at both cemetery and funeral locations which will include reiteration to the appropriate personnel of the importance of performing their responsibilities in accordance with Company policies and procedures.
Changes in Internal Control Over Financial Reporting
     Except as described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Civil Investigative Demands — On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. The Attorney General for the State of Florida issued a similar civil investigative demand to the Company. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
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
Item 5. Other Information
Forward-Looking Statements
     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any predictions concerning the effects of Hurricane Katrina; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements contained in this report include but are not limited to the financial projections made in this section and the assumptions underlying them, along with statements relating to (1) anticipated future performance of our preneed sales program, (2) anticipated future performance of funds held in trust, (3) anticipated mortality trends, (4) potential results of our operating initiatives, (5) our ability to control costs and maintain our margins, (6) the anticipated future effects of Hurricane Katrina, (7) our current plans for deployment of our projected cash flow, (8) the success and timing of selling the small businesses designated as held for sale and (9) our ability to realize the carrying value of our deferred tax assets.
     The forward-looking statements included in this Form 10-Q have been prepared by, and are the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the forward-looking statements and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.
     Accuracy of the forward-looking statements is dependent upon assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. The forward-looking statements are based on a variety of estimates and assumptions made by our management with respect to, among other things, industry performance; general economic, market, industry and interest rate conditions; preneed and at-need sales activities and trends; fluctuations in cost of goods sold and other expenses; capital expenditures; and other matters that cannot be accurately predicted, may not be realized and are subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that the assumptions underlying the forward-looking statements will prove accurate, and actual results may vary materially from those contained in the forward-looking statements. For these reasons, the forward-looking information should not be regarded as an accurate prediction of future results, but only of results that may be obtained if substantially all of our principal expectations are realized.
     We caution readers that we assume no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by us or on our behalf.
     Due to the uncertainties associated with Hurricane Katrina and the deferred revenue project, we have not provided an earnings forecast for fiscal year 2005.
     Prior to Hurricane Katrina and the results of the deferred revenue project, our 2005 earnings forecast for continuing operations was based on the following principal assumptions:
(1)	The average revenue per traditional and cremation funeral service performed was expected to increase by approximately 2 percent to 3 percent, excluding any impact from funeral trust earnings. Increases in average revenue per funeral service performed may be partially offset by a decrease in the number of families served by continuing operations in 2005 as compared to 2004. The upper end of the forecast range assumed that these businesses would serve the same number of families during fiscal year 2005 as in 2004, and the lower end assumed a possible reduction in the number of families served of up to 2 percent.

(2)	Cemetery property sales were expected to increase by 4 percent to 8 percent.

(3)	Total revenue from trust earnings, including earnings recognition from funeral, cemetery merchandise and perpetual care trusts, was expected to be down from that recognized in 2004.

(4)	While we intended to control costs, we did not anticipate further cost cuts as significant as those implemented in 2004.

(5)	As a result of refinancing the senior secured credit facility in November 2004 and refinancing substantially all of our 10.75 percent senior subordinated notes in February 2005, combined with continued debt reduction, interest expense was expected to decrease significantly for fiscal year 2005. During the first nine months of fiscal year 2005, we recorded charges for the early extinguishment of debt of $32.8 million.

(6)	We expected to spend approximately $2.0 million on our Sarbanes Oxley Section 404 compliance effort. This represented external costs and does not include personnel allocated to the project.
     These assumptions for continuing operations exclude the results of a number of small businesses that we have closed or sold, the results of which will be reported separately as discontinued operations as appropriate in future reports.
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
     As a result of our restatement discussed in Note 1 to the condensed consolidated financial statements included herein, we missed filing deadlines for our Form 10-Q for the quarter ended July 31, 2005 (the “2005 Third Quarter Report”) and our Form 10-K for the fiscal year ended October 31, 2005 (the “2005 Form 10-K”). We also have been unable to complete an amendment to our Form 10-K for the fiscal year ended October 31, 2004 (the “2004 Form 10-K/A”). We plan to file a completed 2004 Form 10-K/A by April 7, 2006. During any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. Also our registration statements on Form S-8 regarding sales of our securities through our employee benefit plans will not be available, and we have suspended sales under these registration statements until we are current in our SEC filings.
     As discussed in Item 4, we are in the process of remediating the material weaknesses in our internal controls, and we can give no assurances as to when the remediation will be completed.
We are subject to a delisting proceeding by The Nasdaq Stock Market.
     We have received notifications from Nasdaq that our incomplete 2005 Third Quarter Report, the delay in filing our 2005 Form 10-K and our incomplete 2004 Form 10-K/A are not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). The Nasdaq Listing Qualifications Panel granted our request for an extension of time to file the complete 2005 Third Quarter Report and the 2005 Form 10-K to February 15, 2006. On February 14, 2006, we requested an additional extension of time to February 22, 2006 in which to file the 2005 Form 10-K and 2005 Third Quarter Report. We also requested an extension of time in which to file the 2004 Form 10-K/A until April 7, 2006. Nasdaq has granted these extensions. We filed our 2005 Form 10-K on February 17, 2006. Delisting of our Class A common stock could have a material adverse effect on the trading price of and market for our Class A common stock and on our ability to raise capital.
The delay in filing our SEC reports has also resulted in an increase in the interest rate payable on our 6.25 percent senior notes, and we cannot predict when the increase will be reduced.
     In connection with the issuance of our 6.25 percent senior notes in February 2005, we entered into a registration rights agreement requiring us to conduct a registered exchange offer to allow holders of the unregistered notes to exchange them for similar registered notes, all with specified times. Due to accounting matters referenced above, we were unable to comply with the agreement within the specified time frames, and have so far not been able to cause the required registration statement to become effective. As a result, we have incurred additional interest on the notes which will continue until the registration statement is effective and the exchange offer completed. The additional interest is currently accruing at the rate of 1.50 percent, which is the maximum additional interest rate under the agreement. Before the exchange offer can occur, we must complete and file an amended Form 10-K for the fiscal year ended 2004, file amended Form 10-Qs for the quarters ended January 31, 2005 and April 30, 2005, complete a registration statement for the exchange offer and have the registration statement declared effective by the SEC. We cannot currently predict when we will be able to file the registration statement and have it declared effective by the SEC. Although we believe we have resolved all issues raised by the SEC Staff, we can give no assurances regarding how and when the SEC will complete its review.
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the market price of our common stock and our access to capital.

     Section 404 of the Sarbanes-Oxley Act requires management’s assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm addressing management’s assessment and the effectiveness of the internal controls over financial reporting. During the course of testing, we identified deficiencies and material weaknesses which caused management to conclude that our internal controls over financial reporting were not effective as of the end of fiscal year 2005, and our auditors also concluded that these controls were not effective as of the end of fiscal year 2005. This could have a material adverse effect on the market price of our common stock and on our access to capital. If we are unable to achieve and maintain effective internal controls over financial reporting, such adverse effects may continue. See Management’s Report on Internal Control over Financial Reporting in Item 4 and the Report of Independent Registered Public Accounting Firm in Item 8.
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
     The restatements described in Note 1 to the condensed consolidated financial statements included herein as well as our failure to deliver financial statements within the specified deadlines in our senior secured credit facility resulted in a default and potential event of default under the facility. We sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements for a date subsequent to its filing on February 17, 2006. We believe our original filing of the incomplete July 31, 2005 Form 10-Q met the financial statement compliance requirements of our senior secured credit facility. We believe we are in compliance with the terms of the senior secured credit facility.
     The indenture governing our 6.25 percent notes requires us to furnish to the trustee for forwarding to the holders of the notes, within the time periods specified in the SEC’s rules and regulations, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report on the annual financial statements from our certified independent accountants. In addition, we must file a copy with the SEC for public availability within the time periods specified in the SEC’s rules and regulations. An event of default would occur if we failed to provide that information within 30 days after receipt of written notice by the trustee or holders of at least 25 percent of the principal amount outstanding. We originally furnished our incomplete July 31, 2005 Form 10-Q to the trustee and filed it with the SEC, and believe that doing so complied with the requirements of the indenture. We did not receive a default notice from the trustee or note holders with respect to the late filing of the Form 10-K for the fiscal year ended October 31, 2005 and have now filed that report with the SEC. We believe we are in compliance with the terms of our 6.25 percent.
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
     These covenants may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. We might not meet those covenants, and the lenders might not waive any failure to meet those covenants. A breach of any of those covenants could result in a default under such indebtedness. If an event of default under our senior secured credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Any such declaration would also result in an event of default under the indenture governing the 6.25 percent senior notes. For additional information, see “Liquidity and Capital Resources” included herein.
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
     We are a defendant in the litigation described in Note 8 to the condensed consolidated financial statements included in Item 8 and other litigation in the ordinary course of business. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us.
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

STEWART ENTERPRISES, INC.
February 22, 2006	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Executive Vice President and Chief Financial Officer

February 22, 2006	/s/ MICHAEL G. HYMEL
Michael G. Hymel
Vice President Corporate Controller Chief Accounting Officer

Index to Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown, Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001) and First Supplemental Indenture, dated as of February 2, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, supplementing the Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2005) and Second Supplemental Indenture, dated as of February 28, 2005 by and among The Lincoln Memorial Park Cemetery Association, a subsidiary of Stewart Enterprises, Inc., Stewart Enterprises, Inc., the other Guarantors and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.1	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Everett N. Kendrick

10.2	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Brent F. Heffron

10.3	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and G. Kenneth Stephens, Jr.

10.4	Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Randall L. Stricklin

10.5	Separation Agreement by and between the Company and Michael K. Crane dated October 11, 2005

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer