Form 10-Q
period 2006-01-31
STEWART ENTERPRISES INC
filed 2006-03-13
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of March 1, 2006, was 105,115,187 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2006	2005
		(Restated)
		(Note 1)
Revenues:
Funeral	$71,789	$69,716
Cemetery	54,816	52,852

	126,605	122,568

Costs and expenses:
Funeral	53,973	51,918
Cemetery	43,553	43,408

	97,526	95,326

Gross profit	29,079	27,242
Corporate general and administrative expenses	(7,219)	(4,216)
Hurricane related charges, net	(2,638)	—
Separation charges	(154)	—
Gains on dispositions and impairment (losses), net	298	878
Other operating income, net	978	239

Operating earnings	20,344	24,143
Interest expense	(7,528)	(10,376)
Loss on early extinguishment of debt	—	(2,651)
Investment and other income, net	468	108

Earnings from continuing operations before income taxes	13,284	11,224
Income taxes	4,895	3,835

Earnings from continuing operations	8,389	7,389

Discontinued operations:
Earnings from discontinued operations before income taxes	—	530
Income taxes	—	16

Earnings from discontinued operations	—	514

Earnings before cumulative effect of change in accounting principle	8,389	7,903
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit)	—	(153,180)

Net earnings (loss)	$8,389	$(145,277)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.08	$.07
Earnings from discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(1.40)

Net earnings (loss)	$.08	$(1.33)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.08	$.07
Earnings from discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(1.40)

Net earnings (loss)	$.08	$(1.33)

Weighted average common shares outstanding (in thousands):
Basic	108,504	109,087

Diluted	108,522	109,450

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$64,572	$40,605
Marketable securities	1,307	1,302
Receivables, net of allowances	67,208	79,897
Inventories	32,282	33,480
Prepaid expenses	4,911	2,766
Deferred income taxes, net	8,101	11,116

Total current assets	178,381	169,166
Receivables due beyond one year, net of allowances	70,783	68,935
Preneed funeral receivables and trust investments	513,338	503,468
Preneed cemetery receivables and trust investments	252,719	257,437
Goodwill	272,729	272,729
Cemetery property, at cost	366,384	366,776
Property and equipment, at cost:
Land	41,495	41,191
Buildings	289,416	288,005
Equipment and other	161,075	158,285

	491,986	487,481
Less accumulated depreciation	200,831	195,845

Net property and equipment	291,155	291,636
Deferred income taxes, net	186,910	187,573
Cemetery perpetual care trust investments	218,963	213,088
Other assets	19,573	20,318

Total assets	$2,370,935	$2,351,126

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,142	$3,168
Accounts payable	10,472	10,758
Accrued payroll	11,285	12,306
Accrued insurance	21,269	20,757
Accrued interest	8,949	5,236
Other current liabilities	16,475	24,681
Income taxes payable	1,296	886

Total current liabilities	72,888	77,792
Long-term debt, less current maturities	405,994	406,859
Deferred preneed funeral revenue	280,867	284,464
Deferred preneed cemetery revenue	299,602	292,511
Non-controlling interest in funeral and cemetery trusts	636,895	626,841
Other long-term liabilities	11,784	11,442

Total liabilities	1,708,030	1,699,909

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	217,263	211,764

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares issued and outstanding 105,115,187 shares at January 31, 2006 and October 31, 2005	105,115	105,115
Class B authorized 5,000,000 shares issued and outstanding 3,555,020 shares at January 31, 2006 and October 31, 2005, 10 votes per share, convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	665,370	667,663
Accumulated deficit	(327,919)	(336,308)
Unearned restricted stock compensation	(474)	(569)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(5)	(3)

Total accumulated other comprehensive losses	(5)	(3)

Total shareholders’ equity	445,642	439,453

Total liabilities and shareholders’ equity	$2,370,935	$2,351,126

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unearned	Unrealized
		Additional		Restricted	Depreciation	Total
	Common	Paid-In	Accumulated	Stock	of	Shareholders’
	Stock(1)	Capital	Deficit	Compensation	Investments	Equity
Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$439,453

Comprehensive income (loss):
Net earnings			8,389			8,389

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $1					(2)	(2)

Total other comprehensive loss	—	—	—	—	(2)	(2)

Total comprehensive income (loss)	—	—	8,389	—	(2)	8,387

Restricted stock activity				95		95
Share-based compensation		424				424
Dividends ($.025 per share)		(2,717)				(2,717)

Balance January 31, 2006	$108,670	$665,370	$(327,919)	$(474)	$(5)	$445,642

(1)	Amount includes 105,115 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2006 and October 31, 2005, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts

	Three Months Ended January 31,
	2006	2005
		(Restated)
		(Note 1)
Cash flows from operating activities:
Net earnings (loss)	$8,389	$(145,277)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
(Gains) on dispositions and impairment losses, net	(298)	(1,421)
Cumulative effect of change in accounting principle	—	153,180
Loss on early extinguishment of debt	—	2,651
Depreciation and amortization	5,149	5,330
Amortization of deferred financing costs	264	508
Provision for doubtful accounts	2,095	1,920
Share-based compensation	424	—
Tax benefit on stock options exercised	—	1,757
Provision for deferred income taxes	3,679	1,772
Other	95	60
Changes in assets and liabilities:
(Increase) decrease in other receivables	4,029	(3,003)
Decrease in inventories and cemetery property	1,589	375
Decrease in accounts payable and accrued expenses	(5,078)	(14,245)
Net effect of preneed funeral production and maturities	(3,629)	(4,222)
Net effect of preneed cemetery production and deliveries	12,024	(587)
Decrease in other	(1,508)	(671)

Net cash provided by (used in) operating activities	27,224	(1,873)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16
Proceeds from sale of assets, net	9	5,449
Insurance proceeds related to hurricane damaged properties	4,540	—
Additions to property and equipment	(4,274)	(6,512)
Other	15	28

Net cash provided by (used in) investing activities	290	(1,019)

Cash flows from financing activities:
Proceeds from long-term debt	—	110,000
Repayments of long-term debt	(891)	(124,274)
Debt issue costs	—	(1,681)
Issuance of common stock	—	10,419
Dividends	(2,717)	—
Other	61	(944)

Net cash used in financing activities	(3,547)	(6,480)

Net increase (decrease) in cash	23,967	(9,372)
Cash and cash equivalents, beginning of period	40,605	21,514

Cash and cash equivalents, end of period	$64,572	$12,142

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$200	$700
Interest	$3,200	$17,300
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement
          In connection with the filing of the 2005 Form 10-K, the Company reported that it was restating its consolidated financial statements for fiscal years 2004 and 2003, all the quarters therein and the first three quarters of fiscal year 2005. These restatements have resulted in the restatement of the condensed consolidated statements of earnings and cash flows for the first quarter of fiscal year 2005 included in this Form 10-Q. The restatements are primarily the result of:
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
Segments and Reporting Units
          The Company re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that it had incorrectly identified its operating and reportable segments for all prior periods. The Company concluded that it had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. The Company’s historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As part of the Company’s strategic planning process, in the fourth quarter of 2005, the Company reorganized and revised its operating divisions from four to two and revised its operating and reportable segments. For further discussion of the Company’s operating and reportable segments, see Note 10.
          The correction of the Company’s operating segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment testing under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. The Company’s evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. As a result of the reorganization and revision of the Company’s divisions effective for the fourth quarter of 2005, the Company revised its evaluation of goodwill based upon 11 reporting units.
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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)
Deferred Revenue Project
     In connection with the Company’s internal control assessment under Section 404 of Sarbanes-Oxley, it undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in its backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in the Company’s assessment that the recorded amount of deferred revenue and revenue associated with cemetery merchandise and funeral service and merchandise contracts were misstated, and therefore, the Company needed to correct and restate its prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. The Company also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
     The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(a).
     The overall impact of the restatements related to the deferred revenue project on net earnings and net earnings per share for the three months ended January 31, 2005 was a decrease in net earnings of $13,560 (including $11,862, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), and a decrease in earnings per share of $.12, respectively.
Other Adjustments
     As previously disclosed in the Company’s Form 10-Q for the second quarter of fiscal year 2005, the Company reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,839 ($1,149 after tax, or $.01 per share). The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company recorded the cumulative effect of these prior period adjustments of $1,839 as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because the Company amended its financial statements for the restatements discussed above, the Company is now required to record the lease adjustments in the periods they were actually incurred.
     A summary of the effects of the restatements described above on the Company’s condensed consolidated financial statements for the three months ended January 31, 2005 is presented below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

	As Previously	Effect of		Effect of restating
	Reported- Three	2005 preneed	Effect of restating	to correct for the		As Reclassified and
	Months Ended	selling costs	to correct for	impact of the	As Restated- Three	Restated-
	January 31,	accounting	goodwill reporting	deferred revenue	Months Ended	Three Months Ended
	2005(1)	change(2)	unit errors (3)	project	January 31, 2005	January 31, 2005 (4)
Consolidated Statements of Earnings:
Revenues:
Funeral	$71,623	$(67)	$—	$(1,609)	$69,947	$69,716
Cemetery	54,856	(210)	—	(1,591)	53,055	52,852

	126,479	(277)	—	(3,200)	123,002	122,568

Costs and expenses:
Funeral	51,413	697	—	—	52,110	51,918
Cemetery	43,172	335	—	—	43,507	43,408

	94,585	1,032	—	—	95,617	95,326

Gross profit	31,894	(1,309)	—	(3,200)	27,385	27,242
Corporate general and administrative expenses	(4,216)	—	—	—	(4,216)	(4,216)
Gains on dispositions and impairment (losses), net	331	390	173	—	894	878
Other operating income, net	244	—	—	—	244	239

Operating earnings	28,253	(919)	173	(3,200)	24,307	24,143
Interest expense	(10,376)	—	—	—	(10,376)	(10,376)
Loss on early extinguishment of debt	(2,651)	—	—	—	(2,651)	(2,651)
Investment and other income, net	108	—	—	—	108	108

Earnings from continuing operations before income taxes	15,334	(919)	173	(3,200)	11,388	11,224
Income taxes	5,989	(434)	(77)	(1,502)	3,976	3,835

Earnings from continuing operations	9,345	(485)	250	(1,698)	7,412	7,389

Earnings from discontinued operations before income taxes	3	313	50	—	366	530
Income taxes	138	80	(343)	—	(125)	16

Earnings (loss) from discontinued operations	(135)	233	393	—	491	514

Earnings before cumulative effect of change in accounting principles	9,210	(252)	643	(1,698)	7,903	7,903
Cumulative effect of change in accounting principles	—	(141,318)	—	(11,862)	(153,180)	(153,180)

Net earnings (loss)	$9,210	$(141,570)	$643	$(13,560)	$(145,277)	$(145,277)

Basic earnings (loss) per common share:
Earnings from continuing operations	$.08	$(.01)	$.01	$(.01)	$.07	$.07
Earnings from discontinued operations	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	(1.29)	—	(.11)	(1.40)	(1.40)

Net earnings (loss)	$.08	$(1.30)	$.01	$(.12)	$(1.33)	$(1.33)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$.08	$(.01)	$.01	$(.01)	$.07	$.07
Earnings from discontinued operations	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	(1.29)	—	(.11)	(1.40)	(1.40)

Net earnings (loss)	$.08	$(1.30)	$.01	$(.12)	$(1.33)	$(1.33)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement — (Continued)

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended January 31, 2005 filed on March 10, 2005.

(2)	Represents changes due to the 2005 change in accounting principle related to preneed selling costs that was first reported in the Form 10-Q for the second quarter of fiscal year 2005 but was effective as of November 1, 2004. The amounts in this column reflect the impact of recording the cumulative effect of the change in accounting principle, reversal of amounts previously amortized and the recording of selling costs incurred in the period. See Note 3(a) for further discussion of this change in accounting principle.

(3)	Represents adjustments for the restatement of goodwill on the Company’s consolidated balance sheet which had the effect of changing the net book value of the assets included as part of its plan to sell a number of its businesses initiated in December 2003.

(4)	Represents the January 2006 classification of continuing and discontinued operations. See Note 13 for further discussion related to discontinued operations.
(2) Basis of Presentation
     (a) The Company
     The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2006, the Company owned and operated 231 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of January 31, 2006, and for the three months ended January 31, 2006 and 2005, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
     The October 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2005 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2005 Form 10-K.
     The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2006.
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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation — (Continued)
     (e) Share-Based Compensation
     As of January 31, 2006, the Company had three share-based compensation plans, which are described in more detail in Note 20 to the consolidated financial statements of the Company’s 2005 Form 10-K. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.
     Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three months ended January 31, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
     Net earnings for the three months ended January 31, 2006 includes $424 ($275 after tax) of share-based compensation costs and is included in corporate general and administrative expenses in the condensed consolidated statement of earnings for the three months ended January 31, 2006. As of January 31, 2006, there was $4,091 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.41 years. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be approximately $1,658.
     On November 29, 2005, the Company granted new options to employees for the purchase of 269,250 shares of Class A common stock at an exercise price of $5.06 per share, which vest in equal 25 percent portions on November 29, 2006, 2007, 2008 and 2009. These options expire on November 29, 2012. These were the only options granted during the quarter ended January 31, 2006. There were no stock option exercises during the quarter ended January 31, 2006. A summary of option activity under the plans for the three months ended January 31, 2006 is as follows:

	Three Months Ended January 31, 2006
	Number of Shares	Weighted Average	Aggregate
	Underlying Options	Exercise Prices	Intrinsic Value
Outstanding as of November 1, 2005	1,468,734	$6.62
Granted	269,250	$5.06
Exercised/Repurchased	—	$—
Forfeited	—	$—

Outstanding as of January 31, 2006	1,737,984	$6.38	$163

Exercisable as of January 31, 2006	517,188	$6.28	$23

Weighted-average fair value of options granted		$2.22

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation — (Continued)
     The following table further describes the Company’s stock options outstanding as of January 31, 2006.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number	Weighted
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Average
Exercise Prices	at 1/31/2006	Contractual Life	Exercise Prices	at 1/31/2006	Exercise Prices
$5.06	269,250	6.83 years	$5.06	—	$—
$5.44	333,334	7.89 years	$5.44	233,338	$5.44
$6.90	560,400	5.89 years	$6.90	140,100	$6.90
$7.03	575,000	5.80 years	$7.03	143,750	$7.03

$5.06 to $7.03	1,737,984	6.39 years	$6.38	517,188	$6.28

		Weighted Average
	Three Months Ended	Grant-Date
	January 31, 2006	Fair Value
Nonvested options as of November 1, 2005	1,235,396	$3.92
Granted	269,250	$2.22
Vested	(283,850)	$4.06
Forfeited	—	$—

Nonvested options as of January 31, 2006	1,220,796	$3.52

     The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended January 31, 2006: expected dividend yield of 0.3 percent; expected volatility of 54.9 percent; risk-free interest rate of 3.5 percent; and an expected term of 7.8 years. The following were the weighted average assumptions for 2005: expected dividend yield of zero percent; expected volatility of 43.3 percent; risk-free interest rate of 4.4 percent; and an expected term of 4.3 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
     The expense related to restricted stock that was granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $95 and $145 for the three months ended January 31, 2006 and 2005, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended January 31, 2005.

Three Months
Ended
January 31, 2005
Net loss	$(145,277)
Stock-based employee compensation expense included in reported net earnings, net of tax	90
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(528)

Pro forma net loss	$(145,715)

Net loss per common share:
Basic — as reported	$(1.33)

Basic — pro forma	$(1.33)

Diluted — as reported	$(1.33)

Diluted — pro forma	$(1.33)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation — (Continued)
     (f) Reclassifications
     Certain reclassifications have been made to the 2005 condensed consolidated statements of earnings and cash flows in order for these periods to be comparable. All businesses sold in fiscal year 2006 and fiscal year 2005 that met the criteria for discontinued operations have been classified as discontinued operations for all periods presented. These reclassifications had no effect on net earnings or shareholders’ equity.
(3) Change in Accounting Principles and New Accounting Principles
     (a) Preneed Selling Costs
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and included in deferred charges and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” The Company decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it will make its reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.
     As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $254,241 ($153,180 after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change.
  (b) Other Accounting Pronouncements
     In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The Company adopted SFAS No. 123R on November 1, 2005. See Note 2(e) for a discussion of the impact of adopting this statement in the first quarter of 2006.
(4) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at January 31, 2006 and October 31, 2005 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	January 31, 2006	October 31, 2005
Trust assets	$456,312	$446,344
Receivables from customers	57,026	57,124

Preneed funeral receivables and trust investments	$513,338	$503,468

     The cost and market values associated with preneed funeral merchandise and services trust assets at January 31, 2006 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $82,597 as of January 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $9,654 related to trust investments are temporary in nature.

	January 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$48,056	$—	$—	$48,056
U.S. Government, agencies and municipalities	6,396	45	(124)	6,317
Corporate bonds	19,103	650	(709)	19,044
Preferred stocks	72,234	590	(1,307)	71,517
Common stocks	238,821	21,736	(7,273)	253,284
Mutual funds	30,441	2,639	(241)	32,839
Insurance contracts and other long- term investments	22,825	357	—	23,182

Trust investments	$437,876	$26,017	$(9,654)	454,239

Market value as a percentage of cost					103.7%

Accrued investment income				2,073

Trust assets				$456,312

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2006
Due in one year or less	$1,352
Due in one to five years	13,315
Due in five to ten years	10,346
Thereafter	348

$25,361

     During the three months ended January 31, 2006, purchases and sales of available for sale securities included in trust investments were $4,412 and $2,123, respectively. These sales resulted in realized gains and losses of $120 and $904, respectively. During the three months ended January 31, 2005, purchases and sales of available for sale securities included in trust investments were $89,252 and $23,796, respectively, and these sales resulted in realized gains and losses of $1,726 and $2,195, respectively.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	October 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$52,275	$—	$—	$52,275
U.S. Government, agencies and municipalities	7,421	52	(384)	7,089
Corporate bonds	19,702	679	(566)	19,815
Preferred stocks	68,419	503	(1,577)	67,345
Common stocks	239,970	13,803	(9,812)	243,961
Mutual funds	30,254	215	(247)	30,222
Insurance contracts and other long- term investments	23,190	351	—	23,541

Trust investments	$441,231	$15,603	$(12,586)	444,248

Market value as a percentage of cost					100.7%

Accrued investment income				2,096

Trust assets				$446,344

(5) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of January 31, 2006 and October 31, 2005 are as follows:

	January 31, 2006	October 31, 2005
Trust assets	$189,004	$191,506
Receivables from customers	63,715	65,931

Preneed cemetery receivables and trust investments	$252,719	$257,437

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2006 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $43,292 as of January 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $5,199 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	January 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$9,415	$—	$—	$9,415
U.S. Government, agencies and municipalities	11,705	34	(74)	11,665
Corporate bonds	8,782	279	(211)	8,850
Preferred stocks	32,743	270	(624)	32,389
Common stocks	99,264	8,686	(4,289)	103,661
Mutual funds	19,018	2,254	(1)	21,271
Insurance contracts and other long-term investments	568	2	—	570

Trust investments	$181,495	$11,525	$(5,199)	187,821

Market value as a percentage of cost					103.5%

Accrued investment income				1,183

Trust assets				$189,004

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2006
Due in one year or less	$568
Due in one to five years	14,550
Due in five to ten years	4,820
Thereafter	577

$20,515

     During the three months ended January 31, 2006, purchases and sales of available for sale securities included in trust investments were $2,199 and $8,420, respectively. These sales resulted in realized gains and losses of $246 and $346, respectively. During the three months ended January 31, 2005, purchases and sales of available for sale securities included in trust investments were $24,378 and $10,419, respectively, and these sales resulted in realized gains and losses of $800 and $939, respectively.
     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2005 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $43,209 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $6,615 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,377	$—	$—	$12,377
U.S. Government, agencies and municipalities	10,686	27	(76)	10,637
Corporate bonds	8,893	309	(145)	9,057
Preferred stocks	34,319	296	(861)	33,754
Common stocks	104,999	5,465	(5,486)	104,978
Mutual funds	19,018	86	(47)	19,057
Insurance contracts and other long-term investments	568	2	—	570

Trust investments	$190,860	$6,185	$(6,615)	190,430

Market value as a percentage of cost					99.8%

Accrued investment income				1,076

Trust assets				$191,506

(6) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,618 and $1,122 for the three months ended January 31, 2006 and 2005, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts at January 31, 2006 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $30,212 as of January 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $8,748 related to trust investments are temporary in nature.

	January 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$18,375	$1	$(5)	$18,371
U.S. Government, agencies and municipalities	6,949	39	(110)	6,878
Corporate bonds	18,621	1,487	(212)	19,896
Preferred stocks	75,851	787	(3,811)	72,827
Common stocks	86,930	12,669	(4,520)	95,079
Mutual funds	3,511	126	(64)	3,573
Insurance contracts and other long-term investments	1,032	48	(26)	1,054

Trust investments	$211,269	$15,157	$(8,748)	217,678

Market value as a percentage of cost					103.0%

Accrued investment income				1,285

Trust assets				$218,963

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2006
Due in one year or less	$1,178
Due in one to five years	20,303
Due in five to ten years	3,851
Thereafter	1,442

$26,774

     During the three months ended January 31, 2006, purchases and sales of available for sale securities were $14,051 and $10,957, respectively. These sales resulted in realized gains and losses of $804 and $68, respectively. During the three months ended January 31, 2005, purchases and sales of available for sale securities were $24,468 and $19,617, respectively, and these sales resulted in realized gains and losses of $1,058 and $935, respectively.
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

	October 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$20,172	$—	$—	$20,172
U.S. Government, agencies and municipalities	7,077	36	(127)	6,986
Corporate bonds	18,817	1,669	(156)	20,330
Preferred stocks	71,168	642	(4,187)	67,623
Common stocks	87,406	10,659	(5,795)	92,270
Mutual funds	3,557	129	(72)	3,614
Insurance contracts and other long-term investments	1,132	45	(26)	1,151

Trust investments	$209,329	$13,180	$(10,363)	212,146

Market value as a percentage of cost					101.3%

Accrued investment income				942

Trust assets				$213,088

(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at January 31, 2006 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$456,312	$189,004	$645,316	$218,963
Less:
Pending withdrawals	(8,384)	(3,599)	(11,983)	(2,308)
Pending deposits	2,036	1,526	3,562	608

Non-controlling interest	$449,964	$186,931	$636,895	$217,263

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

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2006 and 2005 are detailed below.

	Three Months	Three Months
	Ended	Ended
	January 31, 2006	January 31, 2005
		(Restated)
Non-controlling interest:
Realized gains	$1,170	$3,584
Realized losses	(1,318)	(4,069)
Interest income, dividend and other ordinary income	7,575	6,851
Trust expenses and income taxes	(2,831)	(2,864)

Net trust investment income	4,596	3,502
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(1,994)	(2,013)
Interest expense related to non-controlling interest in perpetual care trust investments	(2,602)	(1,489)

Total non-controlling interest	—	—
Investment and other income, net (1)	468	108

Total investment and other income, net	$468	$108

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
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
     The suit alleges that the defendants acted jointly to reduce competition from independent casket discounters and fix and maintain prices on caskets in violation of the federal antitrust laws and California’s Business and Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs and attorneys’ fees.
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
     A similar action captioned Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc,. Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co., was filed in the United States District Court for the Eastern District of Tennessee on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact were essentially the same as those made in the FCA Case, but the plaintiff in this suit alleged that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff in this purported class action withdrew his complaint on August 2, 2005, and re-filed a nearly identical complaint under Tennessee law and on behalf of only Tennessee consumers in the Northern District of California on September 23, 2005, the same day that the Consolidated Consumer Cases were transferred to the Southern District of Texas. This matter has now been transferred to the Southern District of Texas, and consolidated with the Consolidated Consumer Cases for purposes of discovery. The plaintiff filed a First Amended Complaint expanding the purported class to include “all individuals and entities in the United States who purchased Batesville caskets” and dropping claims made under the Tennessee consumer protection law. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     State Attorney General Civil Investigative Demands – On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. The Attorney General for the State of Florida issued a similar civil investigative demand to the Company. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
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
     The Company is required to maintain a bond of $41,061 to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. The Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. The Company believes that cash flow from operations will be sufficient to cover its estimated cost of providing the prearranged services and products in the future. During the first quarter of 2006, the Company posted an $11,000 letter of credit in order to secure the bond. In addition, the Company has $12,870 of other outstanding letters of credit posted during the normal course of business.
     As of January 31, 2006, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of January 31, 2006, the Company’s availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $71,069.
The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Commitments and Contingencies—(Continued)
management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.
(9)	Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2006
Earnings from continuing operations	$8,389

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,389	108,504	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	18

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,389	108,522	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2005 — Restated
Earnings from continuing operations before cumulative effect of change in accounting principle	$7,389

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$7,389	109,087	$.07

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	363

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$7,389	109,450	$.07

     Options to purchase 1,468,734 shares of common stock at prices ranging from $5.44 to $7.03 per share were outstanding during the three months ended January 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011, December 20, 2011 and December 22, 2013. Options to purchase 468,750 shares of common stock at a price of $7.03 per share were outstanding during the three months ended January 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Reconciliation of Basic and Diluted Per Share Data—(Continued)
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2006, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(10)	Segment Data
     The Company re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and restated its operating and reportable segments during fiscal year 2005 to include eleven operating and reportable segments. The Company’s historical presentation of segment data had incorrectly consisted of two operating and reportable segments, funeral and cemetery. As a result of the Company’s strategic planning process, effective for the fourth quarter of fiscal year 2005, the Company reorganized its operating divisions from four to two and revised its operating and reportable segments accordingly. The Company’s new presentation as a result of its strategic planning process reflects five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.
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
     The accounting policies of the Company’s segments are the same as those described in Note 3 to the consolidated financial statements included in the Company’s 2005 Form 10-K. The Company evaluates the performance of its segments and allocates resources to them using a variety of profitability metrics. The most comprehensive of these measures is gross profit.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)	Segment Data —(Continued)
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

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
		(Restated)		(Restated)		(Restated)
Western Division	$36,974	$35,690	$19,480	$20,303	$56,454	$55,993
Eastern Division	30,163	29,548	32,729	29,845	62,892	59,393
Corporate Trust Management (2)	4,652	4,478	2,607	2,704	7,259	7,182

Total	$71,789	$69,716	$54,816	$52,852	$126,605	$122,568

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
		(Restated)		(Restated)		(Restated)
Western Division	$7,697	$7,615	$3,727	$4,016	$11,424	$11,631
Eastern Division	5,599	5,847	5,049	2,851	10,648	8,698
Corporate Trust Management (2)	4,520	4,336	2,487	2,577	7,007	6,913

Total	$17,816	$17,798	$11,263	$9,444	$29,079	$27,242

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
		(Restated)		(Restated)		(Restated)
Western Division	$12,367	$11,062	$3,810	$3,777	$16,177	$14,839
Eastern Division	9,598	9,136	10,133	9,895	19,731	19,031

Total	$21,965	$20,198	$13,943	$13,672	$35,908	$33,870

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,618 and $1,122 for the three months ended January 31, 2006 and 2005, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)	Segment Data—(Continued)

are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2006 and 2005 were $1,367 and $1,153, respectively, and funeral trust earnings for the three months ended January 31, 2006 and 2005 were $3,285 and $3,325, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2006 and 2005 were $1,206 and $1,231, respectively, and cemetery trust earnings for the three months ended January 31, 2006 and 2005 were $1,401 and $1,473, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.
             A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the three months ended January 31, 2006 and 2005 is as follows:

	Three Months Ended
	January 31
	2006	2005
		(Restated)
Gross profit for reportable segments	$29,079	$27,242
Corporate general and administrative expenses	(7,219)	(4,216)
Hurricane related charges, net	(2,638)	—
Separation charges	(154)	—
Gains on dispositions and impairment (losses), net	298	878
Other operating income, net	978	239
Interest expense	(7,528)	(10,376)
Loss on early extinguishment of debt	—	(2,651)
Investment and other income, net	468	108

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$13,284	$11,224

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Supplementary Information
     The detail of certain income statement accounts is as follows for the three months ended January 31, 2006 and 2005.

	Three Months Ended
	January 31,
	2006	2005
		(Restated)
Service revenue
Funeral	$41,161	$39,617
Cemetery	15,722	13,462

	56,883	53,079

Merchandise revenue
Funeral	28,592	28,293
Cemetery	35,100	35,714

	63,692	64,007

Other revenue
Funeral	2,036	1,806
Cemetery	3,994	3,676

	6,030	5,482

Total revenue	$126,605	$122,568

Service costs
Funeral	13,342	12,335
Cemetery	9,694	9,526

	23,036	21,861

Merchandise costs
Funeral	17,005	16,111
Cemetery	20,582	20,526

	37,587	36,637

General and administrative expenses
Funeral	23,626	23,472
Cemetery	13,277	13,356

	36,903	36,828

Total costs	$97,526	$95,326

     Service revenue includes funeral service revenue, funeral trust earnings, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue and preneed selling costs associated with preneed merchandise sales.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes
     The following tables present the condensed consolidating historical financial statements as of January 31, 2006 and October 31, 2005 and for the three months ended January 31, 2006 and 2005, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 10.75 percent senior subordinated notes and 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investor’s Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior subordinated notes and senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,875	$4,914	$—	$71,789
Cemetery	—	50,458	4,358	—	54,816

	—	117,333	9,272	—	126,605

Costs and expenses:
Funeral	—	50,802	3,171	—	53,973
Cemetery	—	40,089	3,464	—	43,553

	—	90,891	6,635	—	97,526

Gross profit	—	26,442	2,637	—	29,079
Corporate general and administrative expenses	(7,219)	—	—	—	(7,219)
Hurricane related charges, net	—	(2,638)	—	—	(2,638)
Separation charges	(55)	(99)	—	—	(154)
Gains on dispositions and impairment (losses), net	—	—	298	—	298
Other operating income, net	16	919	43	—	978

Operating earnings (loss)	(7,258)	24,624	2,978	—	20,344
Interest income (expense)	9,735	(15,586)	(1,677)	—	(7,528)
Investment and other income, net	468	—	—	—	468
Equity in subsidiaries	6,576	—	—	(6,576)	—

Earnings from continuing operations before income taxes	9,521	9,038	1,301	(6,576)	13,284
Income taxes	1,132	3,382	381	—	4,895

Net earnings	8,389	5,656	920	(6,576)	8,389
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$8,387	$5,656	$918	$(6,574)	$8,387

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Funeral	$—	$64,275	$5,441	$—	$69,716
Cemetery	—	47,416	5,436	—	52,852

	—	111,691	10,877	—	122,568

Costs and expenses:
Funeral	—	48,627	3,291	—	51,918
Cemetery	—	39,243	4,165	—	43,408

	—	87,870	7,456	—	95,326

Gross profit	—	23,821	3,421	—	27,242
Corporate general and administrative expenses	(4,216)	—	—	—	(4,216)
Gains on dispositions and impairment (losses), net	—	614	264	—	878
Other operating income, net	117	43	79	—	239

Operating earnings (loss)	(4,099)	24,478	3,764	—	24,143
Interest income (expense)	11,284	(19,677)	(1,983)	—	(10,376)
Loss on early extinguishment of debt	(2,651)	—	—	—	(2,651)
Investment and other income, net	108	—	—	—	108
Equity loss in subsidiaries	(148,220)	—	—	148,220	—

Earnings (loss) from continuing operations before income taxes	(143,578)	4,801	1,781	148,220	11,224
Income taxes	1,699	1,590	546	—	3,835

Earnings (loss) from continuing operations	(145,277)	3,211	1,235	148,220	7,389

Discontinued operations:
Earnings from discontinued operations before income taxes	—	246	284	—	530
Income taxes	—	16	—	—	16

Earnings from discontinued operations	—	230	284	—	514

Earnings (loss) before cumulative effect of change in accounting principle	(145,277)	3,441	1,519	148,220	7,903

Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(145,277)	(141,835)	(6,385)	148,220	(145,277)
Other comprehensive income, net	193	—	—	—	193

Comprehensive loss	$(145,084)	$(141,835)	$(6,385)	$148,220	$(145,084)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	January 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60,035	$3,264	$1,273	$—	$64,572
Marketable securities	—	—	1,307	—	1,307
Receivables, net of allowances	14,240	46,406	6,562	—	67,208
Inventories	358	24,902	7,022	—	32,282
Prepaid expenses	785	4,103	23	—	4,911
Deferred income taxes, net	2,918	5,181	2	—	8,101

Total current assets	78,336	83,856	16,189	—	178,381
Receivables due beyond one year, net of allowances	—	50,549	20,234	—	70,783
Preneed funeral receivables and trust investments	—	502,647	10,691	—	513,338
Preneed cemetery receivables and trust investments	—	236,192	16,527	—	252,719
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	347,193	19,191	—	366,384
Property and equipment, at cost	35,589	419,501	36,896	—	491,986
Less accumulated depreciation	20,528	168,823	11,480	—	200,831

Net property and equipment	15,061	250,678	25,416	—	291,155
Deferred income taxes, net	13,176	160,119	13,615	—	186,910
Cemetery perpetual care trust investments	—	218,963	—	—	218,963
Other assets	6,183	12,467	923	—	19,573
Equity in subsidiaries	7,860	5,353	—	(13,213)	—

Total assets	$120,616	$2,120,959	$142,573	$(13,213)	$2,370,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,142	$—	$—	$—	$3,142
Accounts payable	200	9,935	337	—	10,472
Accrued expenses and other current liabilities	15,888	38,575	4,811	—	59,274

Total current liabilities	19,230	48,510	5,148	—	72,888
Long-term debt, less current maturities	375,994	—	30,000	—	405,994
Intercompany payables, net	(973,858)	954,607	19,251	—	—
Deferred preneed funeral revenue	—	231,286	49,581	—	280,867
Deferred preneed cemetery revenue	—	274,222	25,380	—	299,602
Non-controlling interest in funeral and cemetery trusts	—	636,895	—	—	636,895
Other long-term liabilities	9,274	2,510	—	—	11,784
Negative equity in subsidiaries	244,334	—	—	(244,334)	—

Total liabilities	(325,026)	2,148,030	129,360	(244,334)	1,708,030

Non-controlling interest in perpetual care trusts	—	217,263	—	—	217,263

Common stock	108,670	426	52	(478)	108,670
Other	336,977	(244,760)	13,166	231,594	336,977
Accumulated other comprehensive loss	(5)	—	(5)	5	(5)

Total shareholders’ equity	445,642	(244,334)	13,213	231,121	445,642

Total liabilities and shareholders’ equity	$120,616	$2,120,959	$142,573	$(13,213)	$2,370,935

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,675	$874	$1,056	$—	$40,605
Marketable securities	—	—	1,302	—	1,302
Receivables, net of allowances	17,337	56,381	6,179	—	79,897
Inventories	401	26,194	6,885	—	33,480
Prepaid expenses	451	2,278	37	—	2,766
Deferred income taxes, net	2,918	8,196	2	—	11,116

Total current assets	59,782	93,923	15,461	—	169,166
Receivables due beyond one year, net of allowances	—	49,384	19,551	—	68,935
Preneed funeral receivables and trust investments	—	492,247	11,221	—	503,468
Preneed cemetery receivables and trust investments	—	239,027	18,410	—	257,437
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	346,611	20,165	—	366,776
Property and equipment, at cost	35,078	415,970	36,433	—	487,481
Less accumulated depreciation	19,744	164,959	11,142	—	195,845

Net property and equipment	15,334	251,011	25,291	—	291,636
Deferred income taxes, net	13,176	160,782	13,615	—	187,573
Cemetery perpetual care trust investments	—	213,088	—	—	213,088
Other assets	6,447	13,061	810	—	20,318
Equity in subsidiaries	6,942	5,353	—	(12,295)	—

Total assets	$101,681	$2,117,429	$144,311	$(12,295)	$2,351,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,168	$—	$—	$—	$3,168
Accounts payable	513	9,578	667	—	10,758
Accrued expenses and other current liabilities	15,322	45,356	3,188	—	63,866

Total current liabilities	19,003	54,934	3,855	—	77,792
Long-term debt, less current maturities	376,859	—	30,000	—	406,859
Intercompany payables, net	(992,609)	968,998	23,611	—	—
Deferred preneed funeral revenue	—	237,200	47,264	—	284,464
Deferred preneed cemetery revenue	—	265,225	27,286	—	292,511
Non-controlling interest in funeral and cemetery trusts	—	626,841	—	—	626,841
Other long-term liabilities	8,985	2,457	—	—	11,442
Negative equity in subsidiaries	249,990	—	—	(249,990)	—

Total liabilities	(337,772)	2,155,655	132,016	(249,990)	1,699,909

Non-controlling interest in perpetual care trusts	—	211,764	—	—	211,764

Common stock	108,670	426	52	(478)	108,670
Other	330,786	(250,416)	12,246	238,170	330,786
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	439,453	(249,990)	12,295	237,695	439,453

Total liabilities and shareholders’ equity	$101,681	$2,117,429	$144,311	$(12,295)	$2,351,126

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$6,713	$15,780	$4,731	$—	$27,224

Cash flows from investing activities:
Proceeds from sale of assets, net	—	9	—	—	9
Insurance proceeds related to hurricane damaged properties	—	4,540	—	—	4,540
Additions to property and equipment	(551)	(3,571)	(152)	—	(4,274)
Other	—	23	(8)	—	15

Net cash provided by (used in) investing activities	(551)	1,001	(160)	—	290

Cash flows from financing activities:
Repayments of long-term debt	(891)	—	—	—	(891)
Intercompany receivables (payables)	18,745	(14,391)	(4,354)	—	—
Dividends	(2,717)	—	—	—	(2,717)
Other	61	—	—	—	61

Net cash provided by (used in) financing activities	15,198	(14,391)	(4,354)	—	(3,547)

Net increase in cash	21,360	2,390	217	—	23,967
Cash and cash equivalents, beginning of period	38,675	874	1,056	—	40,605

Cash and cash equivalents, end of period	$60,035	$3,264	$1,273	$—	$64,572

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2006 or 2005 are currently reported in the discontinued operations section of the 2006 and 2005 consolidated statements of earnings. There were no businesses sold in the first quarter of 2006.
     The Company recorded net gains on dispositions and impairment (losses) of $298 and $878 for the three months ended January 31, 2006 and 2005 in continuing operations, respectively, for long-lived assets sold, primarily real estate, that did not qualify as discontinued operations. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of $543 for the three months ended January 31, 2005, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.
     The operating results of the discontinued operations for the three months ended January 31, 2005, are set forth below:

Three Months Ended
January 31,
2005
(Restated)
Revenue:
Funeral	$331
Cemetery	203

$534

Gross profit:
Funeral	$(105)
Cemetery	87

(18)
Gains on dispositions and impairment (losses), net	543
Other operating income, net	5

Earnings from discontinued operations before income taxes	$530

(14) Separation Charges
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its divisions. The reorganization consolidated operations from four divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process and became effective for the fourth quarter of fiscal year 2005. The total charge for severance and other costs associated with the reorganization including relocation costs of certain personnel, exit of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements of the related leases is expected to be approximately $1,850. During fiscal year 2005, the Company recorded $1,507 ($942 after tax, or $.01 per share) in related costs. During the quarter ended January 31, 2006, the Company recorded a charge of $154 for these costs. As of January 31, 2006, the Company has paid $773 of these costs. There are no material remaining costs under the reorganization.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Consolidated Comprehensive Income
     Consolidated comprehensive income (loss) for the three months ended January 31, 2006 and 2005 is as follows:

	Three Months Ended January 31,
	2006	2005
		(Restated)
Net earnings (loss)	$8,389	$(145,277)
Other comprehensive income:
Unrealized depreciation of investments, net of deferred tax benefit of $1	(2)	—
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($118)	—	193
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	29,098	20,686
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(29,098)	(20,686)

Total other comprehensive income	(2)	193

Total comprehensive income (loss)	$8,387	$(145,084)

(16) Guarantees
     The Company’s obligations under its senior secured credit facility and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility and the 6.25 percent senior notes, see Note 16 to the consolidated financial statements of the Company’s 2005 Form 10-K.
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
     As of January 31, 2006, the Company has guaranteed long-term debt of its subsidiaries of approximately $794 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(17) Related Party Transactions
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
     In June 2004, the Company entered into a separation agreement with William E. Rowe, who stepped down from his position as President and Chief Executive Officer. As part of Mr. Rowe’s separation agreement, the Company is paying Mr. Rowe $1,000 in equal installments over a two year period, beginning November 1, 2004. The Company recorded the $1,000 charge in the third quarter of fiscal year 2004 but will make the payments in accordance with the terms of the agreement.
     In July 2003, the Company entered into a retirement benefits agreement with Frank B. Stewart, Jr., who retired from his position as Chairman of the Board and became Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The Company recorded the $1,650 charge in the third quarter of 2003 and paid all of the $1,650 commitment as of June 20, 2005.
     In June 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down. According to the terms of his employment agreement, he was entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of 2003 and paid all of the $800 commitment as of June 17, 2005.
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at January 31, 2006, including accrued interest, was approximately $1,066.
(18) Hurricane Related Charges
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
     Of the Company’s 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which prior to the hurricane represented approximately four percent of the Company’s annual revenues and approximately

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(18) Hurricane Related Charges—(Continued)
five percent of its annual gross profit, are located in the New Orleans metropolitan area, have suffered substantial damage and are conducting business in temporary facilities until repairs are completed. The Company’s mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represented approximately six percent of the Company’s annual revenue and gross profit prior to the hurricane. The book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24,700 prior to the storms (of which approximately $13,267 was written off as described below).
     Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages. The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. As of January 31, 2006, the Company had incurred approximately $23,735 (of which $20,897 was incurred as of October 31, 2005) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company expects insurance proceeds of at least $11,731 currently based on the status of its insurance review, $500 of which had been received as of October 31, 2005 and $10,731 of which was received in the first quarter of 2006. The remaining $500 in insurance proceeds to be received is included in current receivables in the consolidated balance sheet for fiscal year 2006. The net amount of $2,638 ($1,583 after tax, or $.01 per share) is included in the “Hurricane related charges, net” line in the consolidated statement of earnings for fiscal year 2006. A charge of $9,366 in net hurricane related charges was recorded in fiscal year 2005. The Company believes that a significant portion of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, if the proceeds are greater than the loss incurred, then the Company will record any related gain at that time.
(19) Long-term Debt
     During the first quarter of fiscal year 2005, the Company completed the refinancing of its senior secured credit facility and recorded a charge for the early extinguishment of debt of $2,651 ($1,723 after tax, or $.02 per share) to write off fees associated with the previous credit facility. For additional information, see Note 16 to the consolidated financial statements of the Company’s 2005 Form 10-K.
(20) Subsequent Events
     The Company received notifications from Nasdaq that its incomplete 2005 Third Quarter Report, the delay in filing its 2005 Form 10-K and its incomplete 2004 Form 10-K/A are not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). The Nasdaq Listing Qualifications Panel granted the Company’s request for an extension of time to file the complete 2005 Third Quarter Report and the 2005 Form 10-K to February 15, 2006. On February 14, 2006, the Company requested an additional extension of time to February 22, 2006 in which to file the 2005 Form 10-K and 2005 Third Quarter Report. The Company also requested an extension of time in which to file the 2004 Form 10-K/A until April 7, 2006. Nasdaq granted these extensions. The Company filed its 2005 Form 10-K on February 17, 2006 and filed the 2005 Third Quarter Report on February 22, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Historical Financial Statements
     In connection with the filing of the 2005 Form 10-K, we reported that we were restating our consolidated financial statements for fiscal years 2004 and 2003, all the quarters therein and the first three quarters of fiscal year 2005. These restatements have resulted in the restatement of the condensed consolidated statements of earnings and cash flows for the first quarter of fiscal year 2005 included in this Form 10-Q. The restatements are primarily the result of:
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
Segments and Reporting Units
     We re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that we had incorrectly identified our operating and reportable segments for all prior periods. We concluded that we had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. Our historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As part of our strategic planning process, in the fourth quarter of 2005, we organized and revised our operating divisions from four to two and revised our operating and reportable segments. For further discussion of our operating and reportable segments, see Note 10 to the condensed consolidated financial statements included herein.
     The correction of our operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment testing under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. As a result of the reorganization and revision of our divisions effective for the fourth quarter of fiscal year 2005, we revised our evaluation of goodwill based upon 11 reporting units.
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

Deferred Revenue Project
     In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in our backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in our assessment that deferred revenue and revenue associated with cemetery merchandise and funeral service and merchandise contracts were misstated and therefore we needed to correct and restate our prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. We also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustment impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2001 through 2004 and the first three quarters of 2005.
     The errors to deferred preneed revenue discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(a) to the condensed consolidated financial statements included herein.
     The overall impact of the restatements related to the deferred revenue project on net earnings and net earnings per share for the three months ended January 31, 2005 was a decrease in net earnings of $13.6 million (including $11.9 million, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), and a decrease in earnings per share of $.12, respectively.
Other Adjustments
     As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we have amended our financial statements for the restatements discussed above, we are now required to record the lease adjustments in the periods they were actually incurred.
     A summary of the effects of the restatements described above on our condensed consolidated financial statements can be found in Note 1 to the condensed consolidated financial statements included herein.
Overview
     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of March 1, 2006, we owned and operated 230 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico.
     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our 2005 Form 10-K.
     For the first quarter of fiscal year 2006, we had net earnings of $8.4 million, compared to a net loss of $145.3 million for the first quarter of fiscal year 2005. Fiscal year 2005 results include a cumulative effect of change in accounting principle of $153.2 million. Earnings from continuing operations increased $1.0 million to $8.4 million for the first quarter of fiscal year 2006 compared to $7.4 million for the first quarter of fiscal year 2005. Interest expense decreased $2.9 million.
     Operating earnings decreased $3.8 million, from $24.1 million in the first quarter of fiscal year 2005 to $20.3 million in the first quarter of fiscal year 2006. Gross profit increased $1.9 million due to an increase in cemetery gross profit resulting primarily from increases in cemetery property sales and perpetual care trust earnings. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed increased 3.3 percent; including those funeral homes, the increase was 2.4 percent. Average revenue per funeral service for our same-store business also increased. First quarter 2006 operating earnings also reflect an increase of $3.0 million in corporate general and administrative expenses primarily due to increased professional fees associated with our Sarbanes-Oxley Section 404 compliance effort, increased legal and professional fees relating in part to the class action lawsuits, the increased work performed during the first quarter of 2006 pertaining to SEC filings and the deferred revenue project and an increase due to the implementation of SFAS No. 123R, “Share-Based Payment,” of $0.4 million of share-based compensation costs in the first quarter of 2006. We also recorded a $2.6 million charge related to Hurricane Katrina.
     Cash flow from operations increased from ($1.9) million in the first quarter of fiscal year 2005 to $27.3 million in the first quarter of fiscal year 2006. The increase is primarily due to trust withdrawals associated with the deferred revenue project, the timing of interest payments and the timing of customer collections. These increases in cash flow were partially offset by $2.1 million of cash outflows in excess of insurance proceeds received related to Hurricane Katrina.
     For the first quarter of fiscal year 2006, we achieved an 8.7 percent increase in preneed funeral sales and a 10.4 percent increase in gross cemetery property sales.
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 2(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2005 Form 10-K.
Results of Operations
     The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 13 to the condensed consolidated financial statements included herein. For a discussion of our segments, see Note 10 to the consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2006 and 2005, results from continuing operations reflect those of same-store locations.

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005—Continuing Operations
Funeral Operations

	Three Months Ended
	January 31,		Increase
	2006	2005	(Decrease)
		(In millions)
		(Restated)
Funeral Revenue:
Eastern Division	$30.2	$29.5	$.7
Western Division	37.0	35.7	1.3
Corporate Trust Management (1)	4.6	4.5	.1

Total Funeral Revenue	$71.8	$69.7	$2.1

Funeral Costs:
Eastern Division	$24.6	$23.7	$.9
Western Division	29.3	28.1	1.2
Corporate Trust Management (1)	.1	.1	—

Total Funeral Costs	$54.0	$51.9	$2.1

Funeral Gross Profit:
Eastern Division	$5.6	$5.8	$(.2)
Western Division	7.7	7.6	.1
Corporate Trust Management (1)	4.5	4.4	.1

Total Funeral Gross Profit	$17.8	$17.8	$—

Same-Store Analysis (2)

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2006	2005
Eastern Division	1.6%	1.3%	32.6%	29.3%
Western Division	1.7%	3.2%	43.2%	42.8%
Total	1.3%	2.4%	38.7%	37.0%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2006 and 2005 were $1.3 million and $1.2 million, respectively, and funeral trust earnings for the three months ended January 31, 2006 and 2005 were $3.3 million.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had revenue of $1.5 million and $2.2 million for the three months ended January 31, 2006 and 2005, respectively, and performed 359 and 476 funeral services in the first quarter of 2006 and 2005, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 2.6 percent and 1.7 percent, respectively, and the change in same-store funeral services for the Western division and the Company was 4.8 percent and 3.3 percent, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $2.1 million, or 3.0 percent, for the three months ended January 31, 2006, compared to the corresponding period in 2005. The increase in funeral revenue was primarily due to a 2.4 percent increase in the number of same-store funeral services performed, or 384 events out of 15,727 total same-store funeral services performed. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed increased 3.3 percent.

     We also experienced an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 4.1 percent increase in the average revenue per traditional funeral service and a 0.2 percent increase in the average revenue per cremation service. The increase in the average revenue per traditional funeral service was offset by an increase in the proportion of non-traditional funeral services, including cremations, which experienced a smaller increase in average revenue than the traditional services, and resulted in an overall 1.3 percent increase in the average revenue per funeral service for our same-store businesses. We believe the primary factors that contributed to the increases in our average revenue per traditional and cremation services were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and the funeral home incentive compensation plan.
     Funeral gross profit margin from continuing operations decreased from 25.5 percent in the first quarter of fiscal year 2005 to 24.8 percent in the first quarter of fiscal year 2006. The decrease is primarily due to an increase in funeral home staffing levels and an increase in preneed selling costs. In our efforts to focus on customer service and in anticipation of growing our core funeral businesses up to 2 percent in fiscal year 2006, we increased staffing levels in funeral operations during the first quarter of 2006, resulting in increased payroll expenses when compared to prior year. Additionally, as a result of the 8.7 percent increase in preneed funeral sales occurring in the first quarter of 2006, the investment in preneed selling costs during the quarter placed some downward pressure on funeral gross profit, as these preneed selling costs are expensed as incurred. The increased preneed funeral sales are deferred into our backlog until the products and services are delivered. The cremation rate for our same-store operations was 38.7 percent for the three months ended January 31, 2006 compared to 37.0 percent for the corresponding period in 2005.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division and Western division funeral segments increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 1.3 percent and 3.2 percent, respectively, coupled with an increase in the average revenue per funeral service in the same-store businesses of 1.6 percent and 1.7 percent, respectively. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, the increase in the number of funeral services performed and the increase in average revenue per call in the Western division funeral segment were 4.8 percent and 2.6 percent, respectively. Funeral revenue in the corporate trust management segment increased primarily due to the increase in trust management fees.
     Funeral gross profit margin for the Western division and Eastern division funeral segments decreased primarily due to increased preneed selling costs and funeral staffing levels discussed above. As demonstrated in the table above, the same-store cremation rate increased for the Western division and Eastern division funeral segments.
Cemetery Operations

	Three Months Ended
	January 31,		Increase
	2006	2005	(Decrease)
		(In millions)
		(Restated)
Cemetery Revenue:
Eastern Division	$32.7	$29.8	$2.9
Western Division	19.5	20.3	(.8)
Corporate Trust Management (1)	2.6	2.7	(.1)

Total Cemetery Revenue	$54.8	$52.8	$2.0

Cemetery Costs:
Eastern Division	$27.6	$27.0	$.6
Western Division	15.8	16.3	(.5)
Corporate Trust Management (1)	.1	.1	—

Total Cemetery Costs	$43.5	$43.4	$.1

Cemetery Gross Profit:
Eastern Division	$5.1	$2.8	$2.3
Western Division	3.7	4.0	(.3)
Corporate Trust Management (1)	2.5	2.6	(.1)

Total Cemetery Gross Profit	$11.3	$9.4	$1.9

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2006 and 2005 were $1.2 million, and cemetery trust earnings for the three months ended January 31, 2006 and 2005 were $1.4 million and $1.5 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $2.0 million, or 3.8 percent, for the three months ended January 31, 2006, compared to the corresponding period in 2005, primarily due to increases in cemetery property sales and perpetual care trust earnings, partially offset by a decrease in construction during the year on various cemetery projects. Revenue related to the cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Gross cemetery property sales increased 10.4 percent in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 from $22.2 million to $24.5 million.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.9 percent in our perpetual care trusts for the quarter ended January 31, 2006 resulting in revenue of $2.6 million, compared to 3.8 percent for the corresponding period in 2005 resulting in revenue of $1.1 million.
     Cemetery gross profit margin from continuing operations increased from 17.8 percent in the first quarter of fiscal year 2005 to 20.6 percent in the first quarter of fiscal year 2006. The overall increase resulted from increased revenues as discussed above.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased primarily due to an increase in preneed property sales and an increase in perpetual care trust earnings. Cemetery revenue in the Western division segment decreased primarily due to a decrease in merchandise deliveries and a decrease in construction during the year on various cemetery development projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     Cemetery gross profit margin for the Eastern division cemetery segment increased primarily due to increased cemetery revenue as discussed above, and cemetery gross profit margin for the Western division cemetery segment decreased due to the decrease in revenue discussed above.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2005 and 2006 are reported in the discontinued operations section of the consolidated statements of earnings. There were no businesses sold in the first quarter of 2006. Included in discontinued operations for the three months ended January 31, 2005 were gains on dispositions and impairment (losses), net of $0.5 million. Revenues for the three months ended January 31, 2005 were $0.5 million.
Other
     Corporate general and administrative expenses for the three months ended January 31, 2006 increased $3.0 million compared to the same period in 2005 due to increased professional fees associated with our Sarbanes-Oxley Section 404 compliance effort, increased legal and professional fees relating in part to the class action law suits and the increased work performed during the first quarter of 2006 pertaining to SEC filings and the deferred revenue project. Although we expect professional fees in fiscal year 2006 to be significantly greater than fiscal year 2005, we do not expect to sustain the level of professional fees we incurred in the first quarter of 2006. We also recorded

$0.4 million in share-based compensation costs in the first quarter of 2006 due to the adoption of SFAS No. 123R, as discussed in Note 2(e) to the condensed consolidated financial statements included herein.
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded charges of $1.5 million in fiscal year 2005 and $0.2 million for the three months ended January 31, 2006. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     For the three months ended January 31, 2006, we had recorded net expenses of $2.6 million related to Hurricane Katrina. For additional information, see Note 18 to the condensed consolidated financial statements included herein.
     Total depreciation and amortization and depreciation and amortization from continuing operations were $5.2 million for the first quarter of fiscal year 2006 compared to $5.3 million for the same period in 2005.
     Interest expense decreased $2.9 million to $7.5 million for the first quarter of fiscal year 2006 compared to $10.4 million for the same period in 2005 primarily due to a 259 basis-point decrease in the average interest rate during the period resulting from debt refinancings occurring in 2005, combined with a $1.4 million decrease in average debt outstanding.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the three months ended January 31, 2006 and 2005, we reported net gains on dispositions and impairment (losses) of $0.3 million and $0.9 million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.
     Other operating income, net, was $0.9 million and $0.2 million for the three months ended January 31, 2006 and 2005, respectively. The increase in other operating income, net, was primarily due to a gain related to the sale of undeveloped cemetery land in the first quarter of 2006.
     On May 31, 2005, we changed our method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. We applied this change in accounting principle effective November 1, 2004. We changed our accounting for preneed selling costs to expense such costs as incurred. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the condensed consolidated balance sheet at the time of the change. For additional information, see Note 3(a) to the condensed consolidated financial statements included herein.
     The effective tax rate for our continuing operations for the three months ended January 31, 2006 was 36.8 percent compared to 34.2 percent for the same period in 2005. The change was primarily due to the greater impact of the dividend exclusion on a reduced level of book income in 2005. The dividend exclusion relates to dividends received for investments in certain trusts for which we recognize earnings for tax purposes as earned by the trust.
     As of January 31, 2006, our outstanding debt totaled $409.1 million. Of the total debt outstanding as of January 31, 2006, approximately 49 percent was subject to fixed rates averaging 7.7 percent, and 51 percent was subject to short-term variable rates averaging approximately 6.0 percent. The average fixed rate includes the 1.50 percent additional interest we are required to pay until the registration statement related to our 6.25 percent senior notes is filed and declared effective by the SEC. On November 19, 2004, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility as of January 31, 2005.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 8.7 percent during the first quarter of 2006 compared to the corresponding period in 2005.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $40.5 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $17.3 million related to insurance-funded preneed funeral contracts) during the three months ended January 31, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $38.2 million (including $16.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $37.2 million for the three months ended January 31, 2006, compared to $36.1 million for the corresponding period in 2005, resulting in net additions to the backlog of $3.3 million and $2.1 million for the three months ended January 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $27.3 million for the three months ended January 31, 2006, compared to using cash of $1.9 million for the corresponding period in 2005. The increase is primarily due to cash inflows of $11.0 million for trust withdrawals associated with the deferred revenue project in the first quarter of 2006, the timing of interest payments and timing of customer collections. Prior to the debt refinancing that occurred in February 2005, we made interest payments in January and July of each year which correspond to our first and third fiscal quarters. After the February 2005 debt refinancing, we make interest payments in February and August of each year which correspond to our second and fourth fiscal quarters. The timing of interest payments accounted for approximately $14 million of the increase in operating cash flow. Additionally, operating cash in the first quarter of 2006 was partially impacted by an increase in customer collections in the quarter following the delay in collections processing during the fourth quarter of 2005 due to Hurricane Katrina. These increases in cash flow were partially offset by $2.1 million of cash outflows in excess of insurance proceeds received related to Hurricane Katrina. The timing of receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina.
     Our investing activities resulted in a net cash inflow of $0.3 million for the three months ended January 31, 2006, compared to a net cash outflow of $1.0 million for the comparable period in 2005. In the first quarter of 2006, there was a net cash inflow of $4.5 million for insurance proceeds related to hurricane damaged properties. Net asset sale proceeds were less than $0.1 million for the three months ended January 31, 2006 compared to $5.4 million for the same period in 2005. For the three months ended January 31, 2006, capital expenditures amounted to $4.3 million, which included $4.3 million for maintenance capital expenditures compared to capital expenditures of $6.5 million in the same period in 2005, which included $3.2 million for maintenance capital expenditures and $3.3 million related to a building we purchased which was previously leased.
     Our financing activities resulted in a net cash outflow of $3.5 million for the three months ended January 31, 2006, compared to $6.5 million for the comparable period in 2005. The change was due primarily to debt repayments of $0.9 million in the three months ended January 31, 2006 compared to net debt repayments of $14.3 million in the comparable period of 2005. Stock option exercises in the first quarter of 2005 resulting in issuances of common stock amounted to $10.4 million. There were no stock option exercises in the first quarter of 2006.
Contractual Obligations and Commercial Commitments
     As of January 31, 2006, our outstanding debt balance was $409.1 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2006.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$409.1	$3.1	$4.9	$4.4	$396.7
Interest on long-term debt (2)	171.7	27.5	51.9	51.2	41.1
Operating lease obligations (3)	33.9	3.6	6.9	4.9	18.5
Non-competition and other agreements (4)	5.8	1.9	3.0	.6	.3

	$620.5	$36.1	$66.7	$61.1	$456.6

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2006.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of January 31, 2006.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 13 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of January 31, 2006 are $3.6 million, $3.8 million, $3.1 million, $2.7 million, $2.2 million, and $18.5 million for the years ending October 31, 2006, 2007, 2008, 2009, 2010 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to former executive officers.
     In connection with the issuance of the 6.25 percent senior notes, we entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. So far, we have been unable to cause the required registration statement to become effective and therefore are required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90 days. The additional interest increases 0.50 percent for each 90-day period thereafter so long as the default exists, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. Total additional interest incurred as of January 31, 2006 was $1.2 million.
     As of January 31, 2006, our outstanding debt balance was $409.1 million, consisting of $207.5 million in Term Loan B, $200.0 million of 6.25 percent senior notes, and $1.6 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2006.

				Other, Principally
	Revolving			Seller Financing
Fiscal Year Ending	Credit	Term	Senior	of Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2006	$—	$1.6	$—	$.7	$2.3
2007	—	2.2	—	.6	2.8
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
2010	—	2.2	—	—	2.2
Thereafter	—	197.1	200.0	.1	397.2

Total long-term debt	$—	$207.5	$200.0	$1.6	$409.1

     We are required to maintain a bond of $41.1 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. During the first quarter of 2006, we posted an $11.0 million letter of credit in order to secure this bond. In addition, we have $12.9 million of other outstanding letters of credit posted during the normal course of business.
     As of January 31, 2006, there were no amounts drawn on our $125.0 million revolving credit facility. As of January 31, 2006, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $71.1 million.
     On March 28, 2005, we announced a new $30.0 million stock repurchase program. Repurchases under the new program are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of this program through January 31, 2006, we have repurchased and retired 1,200,000 shares of our Class A common stock at an average price of $6.64 per share.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of January 31, 2006 consist of the following items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 21 to the consolidated financial statements in our 2005 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 3(i) to the consolidated financial statements in our 2005 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Three Months
Ended	Years Ended October 31,
January 31, 2006	2005		2004	2003	2002		2001
			(Restated)	(Restated)	(Restated)		(Restated)
2.67 (1)	1.36	(2)(6)	1.98 (3)	1.08 (4)	1.27	(5)(6)	—	(6)(7)

(1)	Pretax earnings for the three months ended January 31, 2006 include $2.6 million in net hurricane related charges, $0.3 million of gains on dispositions and impairment (losses), net and $0.2 million in separation charges.

(2)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on dispositions and impairment (losses), net and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(3)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and ($0.2) million in gains on dispositions and impairment (losses), net.

(4)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(5)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(6)	Excludes the cumulative effect of change in accounting principles.

(7)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission on February 17, 2006. The following disclosure discusses only those instances in which the market risk has changed by more than 10 percent from the annual disclosure.
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
Interest
     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 16 to our consolidated financial statements included in our 2005 Form 10-K and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.
     Our variable-rate debt consists of our Term Loan B and revolving credit facility. As of January 31, 2006 and October 31, 2005, the carrying value of our Term Loan B was $209.7 million and $210.2 million, respectively, compared to a fair value of $211.9 million and $213.1 million, respectively. As of January 31, 2006 and October 31, 2005, there were no amounts drawn on the revolving credit facility. As of January 31, 2006, each approximate 10 percent, or 70 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.0 million in our pretax earnings. As of October 31, 2005, each approximate 10 percent, or 65 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of January 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of January 31, 2006:
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
     As a result of the material weaknesses described above, the Company has concluded that our disclosure controls and procedures were not effective as of January 31, 2006.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our current litigation, see Note 8 to the condensed consolidated financial statements included herein.
     In addition to the matters in Note 8, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have a stock repurchase program under which we are authorized to invest up to $30.0 million in the repurchase of our common stock. As of January 31, 2006, we had approximately $22.0 million remaining available under the plan. The table below provides information about purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the first quarter of fiscal year 2006, in the format required by SEC rules. As indicated by the table, there were no such repurchases during the first quarter of fiscal year 2006.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
November 1, 2005 through November 30, 2005	—	$—	—	$22,032,533

December 1, 2005 through December 31, 2005	—	$—	—	$22,032,533

January 1, 2006 through January 31, 2006	—	$—	—	$22,032,533

Total	—	$—	—	$22,032,533

(1)	On March 28, 2005, we announced a new stock repurchase program, authorizing the investment of up to $30.0 million in the repurchase of our common stock. Repurchases under the new program will be limited to our Class A common stock, and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors
Item 5. Other Information

(a) The Company has an Employment Agreement with each of its executive officers that specifies the basis on which an annual bonus will be paid (the “Employment Agreements”). The Employment Agreements provide that for fiscal year 2005, no bonus would be earned unless the Company achieved a threshold earnings per share level. Although the Company’s earnings per share for fiscal year 2005 did not reach the threshold level, the Compensation Committee of the Company’s Board of Directors determined on December 21, 2005 to award each executive officer named in the Summary Compensation Table in the Company’s 2006 proxy statement a bonus of $75,000 to be paid one-half in cash and one-half in Company common stock. Other executive officers of the Company were also awarded bonuses of $25,000 or $75,000. The bonuses were awarded in recognition of the extraordinary efforts of the executive officers in leading the Company through the effects of Hurricane Katrina and after considering each officer’s individual performance.
Item 6. Exhibits
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

other Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

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

STEWART ENTERPRISES, INC.

March 13, 2006	/s/ THOMAS M. KITCHEN Thomas M. Kitchen
Executive Vice President and
Chief Financial Officer

March 13, 2006	/s/ MICHAEL G. HYMEL Michael G. Hymel
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