Form 10-K/A
period 2004-10-31
STEWART ENTERPRISES INC
filed 2006-04-05
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE
     The Form 10-K/A Amendment No. 2 for the year ended October 31, 2004 filed on October 24, 2005 was not complete because it was filed without the effects of potential adjustments that may have resulted from the completion of our deferred revenue project described below. This Amendment No. 3 to the Form 10-K for the year ended October 31, 2004 reflects all adjustments related to the deferred revenue project and other miscellaneous adjustments including adjustments for lease-related accounting practices. See Note 2 to the consolidated financial statements included in Item 8.
     Our Form 10-K/A Amendment No. 2 included restatements of the statements of earnings for fiscal years 2002 through 2004 and consolidated balance sheets as of October 31, 2004 and 2003 to correct for errors in our previous presentation of operating and reportable segments as defined by SFAS No. 131 as well as a restatement of our reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), retroactive to the November 1, 2001 adoption date of SFAS No. 142. Further, the restatement of goodwill on our consolidated balance sheet had the effect of changing the net book value of the assets we sold as part of our plan to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. For further discussion of the restatements related to these matters, see Note 2 to the consolidated financial statements included in Item 8. See also Item 9A included herein for a discussion of the material weakness related to our controls over the determination of operating and reportable segments in our internal control over financial reporting as of October 31, 2004.
Deferred Revenue Project
     In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in our backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in our assessment that deferred revenue and revenue associated with cemetery merchandise contracts were misstated and therefore we needed to correct and restate our prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. We also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods and fiscal year 2000. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustments impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2000 through 2004 and the first three quarters of 2005.
     The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 28 to the consolidated financial statements included in Item 8 for a discussion of the 2005 change in accounting principle related to preneed selling costs.
     The overall impact of the deferred revenue project on net earnings and earnings per share for the first three quarters of 2005 and fiscal years 2004, 2003, 2002, 2001 and 2000 was a decrease in net earnings of $18.2 million (including $11.9 million, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), $12.0 million, $13.2 million, $19.2 million, $18.1 million and $8.5 million, respectively, and a decrease in earnings per share of $.16, $.11, $.12, $.18, $.17 and $.08, respectively. The 2005 amount reflects the adjustment to the previously reported unaudited results through July 31, 2005. The deferred revenue project also resulted in changes to our consolidated balance sheet as described in footnote 11 to the Selected Financial Data table included in Item 6 and Note 2 to the consolidated financial statements included in Item 8. See also Item 9A included herein for a discussion of the material weaknesses related to our controls over revenue recognition associated with preneed cemetery merchandise and service contracts and recognition of realized trust earnings on preneed cemetery and funeral contracts in our internal control over financial reporting as of October 31, 2004.
Other Adjustments
     As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-

related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our Form 10-K for the year ended October 31, 2004 for the restatements discussed above, we have recorded the lease adjustments in the periods they were actually incurred and removed the cumulative effect of this prior period adjustment of $1.8 million. We also recorded other immaterial miscellaneous adjustments. The effects of these adjustments are included in Note 2 to the consolidated financial statements included in Item 8.

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
     For fiscal year 2004 funeral operations accounted for approximately 55 percent of our total revenues, and cemetery operations accounted for the remaining 45 percent. Our funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. Our cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.
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
     Our business was founded by the Stewart family in 1910, and was incorporated as a Louisiana corporation in 1970. Our principal executive offices are located at 1333 South Clearview Parkway, Jefferson, Louisiana 70121, and our telephone number is 504-729-1400. Our website address is www.stewartenterprises.com, where all of our public filings are available free of charge on the same day they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. The public may also read and copy materials filed by us at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.
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
     During 1999, Service Corporation International, one of our primary competitors for acquisitions, announced plans to significantly reduce the level of its acquisition activity. The Loewen Group, Inc., now reorganized as Alderwoods Group, Inc., previously a primary competitor for acquisitions, entered into bankruptcy proceedings during 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, was acquired by Service Corporation International in 1999.
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
     We estimate that our industry, which consists of approximately 22,000 funeral homes and 10,500 cemeteries in the United States, collectively generates approximately $15 billion in annual revenue. On April 3, 2006, Service Corporation International announced that it had entered into an agreement to acquire Alderwoods Group, Inc. Despite the consolidation among some of the larger death care companies, our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations. At current stock prices, stock repurchases, debt reduction and constructing funeral homes on our cemeteries or those of unaffiliated third parties continue to be more attractive uses of our cash flow than acquisitions. However, we believe that growing our organization through acquisitions will continue to be a good business strategy, as we enjoy the important synergies and economies of scale from our infrastructure.
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
     To improve margins and reduce costs, our task force identified opportunities where we could reduce costs without sacrificing long-term results. These individuals conducted in-depth reviews of cost centers outside of their areas of responsibility to assure effective utilization of all resources. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 throughout the organization. In the markets in which we operate, declining deaths in recent years have resulted in reduced activity in many of our businesses, requiring fewer employees. Additionally, we restructured for a flatter organization to bring leadership closer to those individuals who have the greatest potential to improve the performance of each location. There were no reductions in the number of commissioned sales counselors. We believe the workforce reduction and the other cost reductions did not reduce the quality, service and value consistently provided to families through our funeral homes and cemeteries. We recorded a charge in fiscal year 2004 for severance and other costs associated with the workforce reductions of $2.4 million ($1.5 million after tax, or $.01 per share). These cost reduction initiatives were expected to reduce costs by $16 million to $20 million annually, partially offset by approximately $8 million to $10 million in normal inflation of costs remaining in the business. During fiscal year 2004, we experienced a $9.6 million decrease in funeral, cemetery and corporate general and administrative expenses, which is in line with our forecasts. While we intend to continue controlling costs and growing revenues, we do not anticipate further significant cost cuts and expect margins to stabilize in fiscal year 2005.
     The fourth initiative is to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for all key employee positions. We continue to invest in the professional growth of our employees through numerous programs and career development opportunities.
     In December 2003, we announced a plan to close or sell a number of small businesses, primarily funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. We have worked hard over the past few years to improve the performance of all our businesses in order to meet changing consumer needs and to manage costs in a difficult operating environment, and for the most part, these efforts have been successful. However, for various reasons — such as size, location or competitive environment — a number of our businesses did not demonstrate a capacity for improving performance through our operating strategies, and in fact, have contributed very little to our profitability. Many of these are key-man businesses, and many are subject to volatile swings in market share. As of October 31, 2004, we had received $22.6 million from our divestitures representing the sale of 56 businesses. As of October 31, 2005, we have received an additional $6.8 million in proceeds from the sale of 15 businesses and have six additional businesses and parcels of real estate we will continue to market. We believe that the closing or sale of these businesses is enabling management to focus on our most productive operations where our operating initiatives may bring about the greatest benefits in increased revenues and cash flow.
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
     Increase enhanced cremation products and services. In fiscal years 2004, 2003 and 2002, 37 percent, 36 percent and 35 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The cremation rate in the United States has been increasing. According to industry estimates, 28 percent of deaths in the United States during 2002 resulted in cremations, and cremations are expected to represent 35 percent of deaths in the United States by the year 2010. As described above in “Competitive Strengths -

Expertise in enhanced cremation and alternative service offerings,” we have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes.
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
     Funeral operations. Funeral operations accounted for approximately 55 percent of our revenues for fiscal year 2004. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. As of October 31, 2004, we operated 242 funeral homes.
     Cemetery operations. Cemetery operations accounted for approximately 45 percent of our revenues for fiscal year 2004. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. As of October 31, 2004, we operated 147 cemeteries.
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
     We estimate that as of October 31, 2004, the future value of our preneed backlog (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $1.9 billion of revenue to be recognized in the future as these prepaid products and services are delivered, calculated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
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
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor on our investment portfolio and our prearranged funeral, merchandise and cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services exclusively to our trusts for a fee. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 24 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. As of October 31, 2004, ITI managed assets with a market value of $806.5 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates within the guidelines of a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes conservation, diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.
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
Item 2. Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our geographic operating segments as of October 31, 2004:

	Number
	of
	Funeral	Number of
Operating Segment	Homes	Cemeteries	Geographic Areas
Central Division - Funeral	73		Alabama, Arkansas, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas

Central Division – Cemetery		46	Alabama, Arkansas, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas, Wisconsin

Western Division – Funeral	59		California, Nevada, Oregon, Washington

Western Division – Cemetery		8	California, Oregon, Washington

Eastern Division – Funeral.	49		Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia

Eastern Division – Cemetery		64	Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia

Southern Division – Florida – Funeral	44		Florida

Southern Division – Florida – Cemetery		21	Florida

All other – Funeral	17		Puerto Rico

All other – Cemetery		8	Puerto Rico

	242	147
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
Item 6. Selected Financial Data
Restatements and Reclassifications
     The following selected consolidated financial data for the fiscal years ended October 31, 2000 through October 31, 2004 are derived from our consolidated financial statements, as restated and reclassified. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and in Note 2 to the consolidated financial statements included in Item 8, the financial statements for the fiscal years ended October 31, 2000, 2001, 2002, 2003, 2004 and the first three quarters of 2005 have been restated to correct for certain accounting errors. All applicable amounts relating to these restatements have been reflected in the following selected financial data.
     The data for fiscal years 2000 through 2004 have also been reclassified to reflect certain businesses as discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed in footnote 1 to the table below and in Note 3(s) to the consolidated financial statements included in Item 8. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     A summary of the effect of these restatements on our consolidated statements of earnings for fiscal years 2002, 2003 and 2004 and consolidated balance sheets for fiscal years 2004 and 2003 can be found in Note 2 to the consolidated financial statements included in Item 8. A summary of the effects on the consolidated statements of earnings for fiscal years 2001 and 2000 and on the consolidated balance sheets of fiscal years 2000, 2001 and 2002 are presented in footnote 11 to the Selected Financial Data table below.
Comparability of Information in Selected Consolidated Financial Data Table
     As discussed in more detail in the footnotes to the table below and in the related footnotes to the consolidated financial statements included in Item 8, the following are the main factors that materially affect the comparability of the revenues, gross profits and assets reflected in the selected financial data:
•	SAB No. 101 was implemented in fiscal year 2001.

•	SFAS No. 142 was implemented in fiscal year 2002.

•	In fiscal year 2004, we adopted FIN 46R.

•	Fiscal years 2000, 2001 and 2002 include the results of our foreign operations in continuing operations. The sale of our foreign operations was completed in fiscal year 2002.

•	All businesses sold in fiscal years 2003, 2004 and 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)(11)
	2004		2003		2002		2001		2000
Statement of Earnings Data:	(Restated)		(Restated)		(Restated)		(Restated)		(Restated)
Revenues:
Funeral	$271,239		$269,109		$311,301		$375,578		$416,944
Cemetery	222,827		209,374		214,989		233,082		282,119

Total revenues	494,066		478,483		526,290		608,660		699,063
Gross profit:
Funeral	68,741		58,820		71,577		76,632		100,756
Cemetery	46,271		39,823		40,460		42,571		62,325

Total gross profit	115,012		98,643		112,037		119,203		163,081
Corporate general and administrative expenses	(17,097)		(17,733)		(17,261)		(18,020)		(19,763)
Separation charges	(3,435	) (2)	(2,450	) (2)	—		—		—
Gains on dispositions and impairment (losses), net	(204	) (3)	(10,206	) (3)	(18,500	) (5)	(269,158	) (6)	—
Other operating income, net	2,112		2,083		2,535		6,967		1,927

Operating earnings (loss)	96,388	(2)(3)	70,337	(2)(3)	78,811	(5)	(161,008	) (6)	145,245
Interest expense	(47,335)		(53,643)		(61,980)		(63,572)		(61,394)
Loss on early extinguishment of debt	—		(11,289	) (4)	—		(9,120	) (7)	—
Investment and other income (expense), net	178		(749)		794		4,438		5,501

Earnings (loss) from continuing operations before income taxes	$49,231	(2)(3)	$4,656	(2)(3)(4)	$17,625	(5)	$(229,262	) (6)(7)	$89,352

Earnings (loss) from continuing operations	$31,022	(2)(3)	$1,065	(2)(3)(4)	$11,101	(5)	$(179,213	) (6)(7)	$56,884
Earnings (loss) from discontinued operations	5,670	(3)	(19,097	) (3)	1,192		1,005		1,305
Cumulative effect of change in accounting principles (net of $16,310 and $ 167,562 income tax benefit in 2002 and 2001, respectively)	—		—		(193,090	) (1)	(248,666	) (1)	—

Net earnings (loss)	$36,692	(2)(3)	$(18,032	) (2)(3)(4)	$(180,797	) (1)(5)	$(426,874	)(1)(6)(7)	$58,189

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.29	(2)(3)	$.01	(2)(3)(4)	$.10	(5)	$(1.67	) (6)(7)	$.53
Earnings (loss) from discontinued operations	.05	(3)	(.18	) (3)	.01		.01		.01
Cumulative effect of change in accounting principles	—		—		(1.79	) (1)	(2.32	) (1)	—

Net earnings (loss)	$.34	(2)(3)	$(.17	) (2)(3)(4)	$(1.68	) (1)(5)	$(3.98	) (1)(6)(7)	$.54

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.29	(2)(3)	$.01	(2)(3)(4)	$.10	(5)	$(1.67	) (6)(7)	$.53
Earnings (loss) from discontinued operations	.05	(3)	(.18	) (3)	.01		.01		.01
Cumulative effect of change in accounting principles	—		—		(1.78	) (1)	(2.32	) (1)	—

Net earnings (loss)	$.34	(2)(3)	$(.17	) (2)(3)(4)	$(1.67	) (1)(5)	$(3.98	) (1)(6)(7)	$.54

Weighted average common shares outstanding
(in thousands):
Basic	107,522		108,220		107,861		107,355		106,600

Diluted	108,159		108,230		108,299		107,355		106,603

Dividends declared per common share	$—		$—		$—		$—		$.06

(continued)

Selected Consolidated Financial Data
(Unaudited)
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (8)
	2001	2000
Pro forma amounts assuming 2002 and 2001 change in accounting principles was applied retroactively:
Net earnings (loss)	$(409,415)	$56,401

Basic earnings (loss) per common share	$(3.81)	$.53

Diluted earnings (loss) per common share	$(3.81)	$.53

	October 31,
	2004 (1)(3)	2003	2002 (9)	2001(1)(10)	2000
Balance Sheet Data:	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets	$2,511,508	$2,511,998	$2,565,047	$2,993,367	$2,475,275
Long-term debt, less current maturities	415,080	488,180	542,548	684,036	920,670
Shareholders’ equity	587,978	552,731	570,017	722,477	1,063,289
Selected Consolidated Operating Data

	Year Ended October 31,
	2004 (3)	2003	2002 (9)	2001 (10)	2000
Operating Data:

Funeral homes in operation at end of period	242	299	307	516	627

At-need funerals performed	42,542	48,544	71,017	102,944	110,113
Prearranged funerals performed	23,891	22,538	24,314	26,682	27,042

Total funerals performed	66,433	71,082	95,331	129,626	137,155

Prearranged funerals sold	29,296	28,563	31,270	36,417	48,844
Backlog of prearranged funerals at end of period	337,879	347,785	349,110	392,986	446,158

Cemeteries in operation at end of period	147	148	150	159	163
Interments performed	53,149	53,830	57,405	60,347	60,636

(1)	Effective November 1, 2000, we changed our methods of accounting for prearranged sales activities in accordance with Staff Accounting Bulletin (“SAB”) No. 101, which resulted in a $416.2 million ($248.7 million after tax, or $2.32 per share) charge for the cumulative effect of the change in accounting principles. Effective November 1, 2001, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill and resulted in a $209.4 million ($193.1 million after tax, or $1.78 per diluted share) charge for the cumulative effect of the change in accounting principles. For additional information, see Note 3(h) to the consolidated financial statements included in Item 8.

Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. Our financial statements were not restated to reflect the implementation of FIN 46R. Accordingly, the implementation of FIN 46R is reflected in our fiscal year 2004 financial statements, but not in our financial statements for fiscal years 2003, 2002, 2001 or 2000. The implementation of FIN 46R affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no nominal effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion, see Notes 4(a) and 5 through 8 to the consolidated financial statements included in Item 8.

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

(2)	During fiscal years 2004 and 2003, we incurred $3.4 million ($2.1 million after tax, or $.02 per share) and $2.5 million ($1.5 million after tax, or $.01 per share), respectively, in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 17 to the consolidated financial statements included in Item 8.

(3)	In fiscal year 2003, we incurred noncash charges for the impairment of certain long-lived assets related to our divestiture plan of $10.2 million ($8.4 million after tax, or $.08 per share) in continuing operations and $21.6 million ($19.6 million after tax, or $.18 per share) in discontinued operations. In fiscal year 2004, we recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $2.4 million ($4.8 million after tax, or $.04 per share) in discontinued operations. As of October 31, 2004, we had closed on the sale of 56 businesses for $22.6 million in proceeds, the majority of which were used to reduce our long-term debt. See Note 16 to the consolidated financial statements included in Item 8.

(4)	In the third quarter of 2003, we incurred an $11.3 million ($7.3 million after tax, or $.07 per share) charge related to the redemption of our Remarketable Or Redeemable Securities (“ROARS”). See Note 18 to the consolidated financial statements included in Item 8.

(5)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we re-evaluated the expected loss on the disposition of assets held for sale, and we incurred a noncash charge of $18.5 million ($11.2 million after tax, or $.11 per share). See notes 10 and 11 below, and see Note 16 to the consolidated financial statements included in Item 8.

(6)	In the third quarter of 2001, we incurred a noncash charge of $269.2 million ($205.1 million after tax, or $1.91 per share) primarily related to the write-down of assets held for sale to their estimated fair values. See notes 10 and 11 below, and see Note 16 to the consolidated financial statements included in Item 8.

(7)	During the third quarter of fiscal year 2001, we incurred a charge for the loss on early extinguishment of debt in connection with our debt refinancing that occurred in June 2001.

(8)	The pro forma data presented for fiscal year 2000 is reported as if the fiscal year 2001 and 2002 change in accounting principles had occurred at the beginning of that year. The proforma data presented for fiscal year 2001 is reported as if the fiscal year 2002 change in accounting principles had occurred at the beginning of that year.

(9)	During fiscal year 2002, we sold our operations in Spain, Portugal, France, Canada and Argentina, which consisted of 196 funeral homes and 8 cemeteries. As of October 31, 2002, the sale of all of our foreign operations had been completed. This resulted in a decrease in assets, the number of funerals and interments performed and the backlog. We used the proceeds from the sales along with cash flow to reduce our long-term debt.

(10)	As of October 31, 2001, assets increased and shareholders’ equity decreased as compared to October 31, 2000 due in part to the fiscal year 2001 change in accounting principles and the write-down of assets held for sale to their estimated fair values. See Note 16 to the consolidated financial statements. Offsetting the increase to assets from the change in accounting principles was the sale of our operations in Mexico, Australia, New Zealand, Belgium and the Netherlands, which consisted of 94 funeral homes and 2 cemeteries. We used these proceeds, along with cash flow and the proceeds from the sale of some domestic assets, to reduce our long-term debt. The October 31, 2001 long-term debt, less current maturities, balance excludes $2.6 million of debt associated with assets held for sale.

(11)	As discussed in Note 2 to the consolidated financial statements included in Item 8, the annual financial statements for fiscal years 2000 through 2004 and the first three quarters of 2005 have been restated to reflect changes in reporting units for goodwill impairment analysis, corrections due to the deferred revenue project and other adjustments including lease-related accounting practices. A summary of the effects on the consolidated statements of earnings for fiscal years 2001 and 2000 and on the consolidated balance sheets of fiscal years 2002, 2001 and 2000 are presented below.

		Effect of			As Restated
	As Previously	restating to			and
	Reported for	correct for the		As Restated	Reclassified
	the Year	impact of the		for the Year	For the Year
Consolidated Statements of Earnings	Ended	deferred		Ended	Ended
(Dollars in thousands, except per share	October 31,	revenue	Other	October 31,	October 31,
amounts)	2001 (1)	project	adjustments(2)	2001	2001 (3)
Revenues:
Funeral	$389,497	$(13,931)	$—	$375,566	$375,578
Cemetery	256,493	(22,610)	(157)	233,726	233,082

	645,990	(36,541)	(157)	609,292	608,660

Costs and expenses:
Funeral	299,230	—	(287)	298,943	298,946
Cemetery	197,002	(5,313)	(500)	191,189	190,511

	496,232	(5,313)	(787)	490,132	489,457

Gross profit	149,758	(31,228)	630	119,160	119,203
Corporate general and administrative expense	(18,020)	—	—	(18,020)	(18,020)
Gains on dispositions and impairment (losses), net	(269,158)	—	—	(269,158)	(269,158)
Other operating income, net	6,997	—	—	6,997	6,967

Operating loss	(130,423)	(31,228)	630	(161,021)	(161,008)
Interest expense	(63,572)	—	—	(63,572)	(63,572)
Loss on early extinguishment of debt	(9,120)	—	—	(9,120)	(9,120)
Investment and other income, net	5,212	—	(774)	4,438	4,438

Loss from continuing operations before income taxes	(197,903)	(31,228)	(144)	(229,275)	(229,262)
Income tax benefit	(38,233)	(11,764)	(56)	(50,053)	(50,049)

Loss from continuing operations	(159,670)	(19,464)	(88)	(179,222)	(179,213)

Earnings from discontinued operations before income taxes	1,602	—	—	1,602	1,589
Income taxes	588	—	—	588	584

Earnings from discontinued operations	1,014	—	—	1,014	1,005

Net loss before cumulative effect of change in accounting principle	(158,656)	(19,464)	(88)	(178,208)	(178,208)

Cumulative effect of change in accounting principle	(250,004)	1,338	—	(248,666)	(248,666)

Net loss	$(408,660)	$(18,126)	$(88)	$(426,874)	$(426,874)

Basic earnings (loss) per common share:
Loss from continuing operations	$(1.49)	$(.18)	$—	$(1.67)	$(1.67)
Earnings from discontinued operations	.01	—	—	.01	.01
Cumulative effect of change in accounting principle	(2.33)	.01	—	(2.32)	(2.32)

Net loss per share	$(3.81)	$(.17)	$—	$(3.98)	$(3.98)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(1.49)	$(.18)	$—	$(1.67)	$(1.67)
Earnings from discontinued operations	.01	—	—	.01	.01
Cumulative effect of change in accounting principle	(2.33)	.01	—	(2.32)	(2.32)

Net loss per share	$(3.81)	$(.17)	$—	$(3.98)	$(3.98)

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

		Effect of
	As Previously	restating to			As Restated
	Reported for	correct for the		As Restated	and
	the Year	impact of the		For the Year	Reclassified
Consolidated Statements of Earnings	Ended	deferred		Ended	for the Year Ended
(Dollars in thousands, except per share	October 31,	revenue	Other	October 31,	October 31,
amounts)	2000 (1)	project	adjustments(2)	2000	2000 (3)
Revenues:
Funeral	$430,570	$(13,569)	$—	$417,001	$416,944
Cemetery	282,728	—	—	282,728	282,119

	713,298	(13,569)	—	699,729	699,063

Costs and expenses:
Funeral	315,840	—	209	316,049	316,188
Cemetery	220,436	—	—	220,436	219,794

	536,276	—	209	536,485	535,982

Gross profit	177,022	(13,569)	(209)	163,244	163,081
Corporate general and administrative expense	(19,763)	—	—	(19,763)	(19,763)
Other operating income, net	1,953	—	—	1,953	1,927

Operating earnings	159,212	(13,569)	(209)	145,434	145,245
Interest expense	(61,394)	—	—	(61,394)	(61,394)
Investment and other income, net	5,501	—	—	5,501	5,501

Earnings from continuing operations before income taxes	103,319	(13,569)	(209)	89,541	89,352
Income taxes	37,711	(5,094)	(79)	32,538	32,468

Earnings from continuing operations	65,608	(8,475)	(130)	57,003	56,884

Earnings from discontinued operations before income taxes	1,868	—	—	1,868	2,057
Income taxes	682	—	—	682	752

Earnings from discontinued operations	1,186	—	—	1,186	1,305

Net earnings	$66,794	$(8,475)	$(130)	$58,189	$58,189

Basic earnings per common share:
Earnings from continuing operations	$.62	$(.08)	$(.01)	$.53	$.53
Earnings from discontinued operations	.01	—	—	.01	.01

Net earnings per share	$.63	$(.08)	$(.01)	$.54	$.54

Diluted earnings per common share:
Earnings from continuing operations	$.62	$(.08)	$(.01)	$.53	$.53
Earnings from discontinued operations	.01	—	—	.01	.01

Net earnings per share	$.63	$(.08)	$(.01)	$.54	$.54

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

Consolidated Balance Sheets
(Amounts in thousands)	2002	2001	2000
Assets as previously reported (1)	$3,015,584	$3,238,407	$2,476,191
Effect of restatement of goodwill	(193,090)	—	—
Effect of restatements due to deferred revenue project	48,174	33,407	1,847
Effect of change in accounting for insurance-funded preneed funeral contracts (2)	(302,159)	(274,759)	—
Effect of other adjustments (3)	(3,462)	(3,688)	(2,763)

Assets as restated and reclassified	$2,565,047	$2,993,367	$2,475,275

Shareholders’ equity as previously reported (1)	$812,263	$752,060	$1,074,657
Effect of restatement of goodwill	(193,090)	—	—
Effect of restatements due to deferred revenue project	(46,267)	(27,035)	(8,910)
Effect of other adjustments (3)	(2,889)	(2,548)	(2,458)

Total shareholders’ equity	$570,017	$722,477	$1,063,289

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents the removal of amounts related to insurance-funded preneed funeral contracts from the 2002 and 2001 consolidated balance sheets. During fiscal year 2004, we changed our method of accounting for insurance-funded preneed funeral contracts after concluding that these contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” We removed from our fiscal year 2002 and 2001 consolidated balance sheets amounts relating to insurance- funded preneed funeral contracts previously recorded in prearranged receivables, net and prearranged deferred revenue, net, which at October 31, 2002 and 2001 totaled $302.2 million and $274.8 million, respectively. The removal of the insurance-funded preneed funeral contract amounts did not affect our consolidated shareholders’ equity, results of operations or cash flows. Prior to the adoption of SAB No. 101 in fiscal year 2001, insurance-funded preneed funeral contracts were not included as assets in our consolidated balance sheet.

(3)	Represents reclassifications and other adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
Restatement of Historical Financial Statements
     We have restated our consolidated financial statements for fiscal years 2004, 2003, 2002, 2001, 2000, all the quarters therein and the first three quarters of fiscal year 2005. The restatements are primarily the result of:
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
Segments and Reporting Units
     We re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that we had incorrectly identified our operating and reportable segments for all prior periods. We concluded that we had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. Our historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. For further discussion of our operating and reportable segments, see Note 24 to the consolidated financial statements included in Item 8.

     The correction of our operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. For further discussion of our reporting units, see Note 3(h).
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
Deferred Revenue Project
     In connection with our internal control assessment under Section 404 of Sarbanes-Oxley, we undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in our backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in our assessment that deferred revenue and revenue associated with cemetery merchandise contracts were misstated and therefore we needed to correct and restate our prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. We also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods and fiscal year 2000. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustments impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2000 through 2004 and the first three quarters of 2005.
     The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 28 to the consolidated financial statements included in Item 8 for a discussion of the 2005 change in accounting principle related to preneed selling costs.
     The overall impact of the deferred revenue project on net earnings and earnings per share for the first three quarters of 2005 and fiscal years 2004, 2003, 2002, 2001 and 2000 was a decrease in net earnings of $18.2 million (including $11.9 million, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), $12.0 million, $13.2 million, $19.2 million, $18.1 million and $8.5 million, respectively, and a decrease in earnings per share of $.16, $.11, $.12, $.18, $.17 and $.08, respectively. The 2005 amount reflects the adjustment to the previously reported unaudited results through July 31, 2005. The deferred revenue project also resulted in changes to our consolidated balance sheet as described in footnote 11 to the Selected Financial Data table included in Item 6 and Note 2 to the consolidated financial statements included in Item 8.
Other Adjustments
     As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-

related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our Form 10-K for the year ended October 31, 2004 for the restatements discussed above under the heading “Restatement of Financial Statements,” we have recorded the lease adjustments in the periods they were actually incurred and removed the cumulative effect of this prior period adjustment of $1.8 million. We also recorded other immaterial miscellaneous adjustments.
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
     We recorded charges in fiscal year 2004 for severance and other costs associated with the workforce reductions announced in December 2003 and separation payments related to a former executive officer totaling $3.4 million ($2.1 million after tax, or $.02 per share). During the fourth quarter of 2003, we identified a number of small businesses to close or sell, most of which were acquired as part of a group of facilities that were performing below acceptable levels or no longer fit our operating profile. As a result, we recorded a $31.8 million noncash impairment charge in fiscal year 2003, of which $10.2 million ($8.4 million after tax, or $.08 per share) was included in continuing operations in the 2003 consolidated statement of earnings. Collectively, these businesses generated revenue of approximately $23.0 million and very little gross profit during fiscal year 2003. The closing or sale of these businesses has enabled management to focus on our most productive operations where our operating initiatives have the potential to bring about the greatest benefits in increased earnings and cash flow. For fiscal year 2004, we recorded impairment charges of $0.8 million and sold several assets that were held for sale at a net gain of $0.6 million. The net effect was that we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. As of October 31, 2004, we had closed on the sale of 56 businesses for $22.6 million in proceeds.
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
Backlog
     We estimate that as of October 31, 2004 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $1.9 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. As of October 31, 2004, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.6 billion.
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
     We mark our trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items on the balance sheet, with a corresponding increase or decrease in the non-controlling interest line item on the balance sheet. Therefore, there is no effect on net income. We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. In addition, we periodically review our investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market condition or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5, 6 and 7 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $76.1 million and $42.5 million, respectively, as of October 31, 2004, from their original cost basis. They had net unrealized depreciation of $5.7 million and $1.6 million, respectively, as of October 31, 2004 resulting from temporary unrealized gains and losses. See Notes 5 and 6 to the consolidated financial statements included in Item 8.
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
     We perform a separate analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we determine which trusts are in a net loss position by comparing the aggregate market value of the trust’s investments with the aggregate actual cost basis of the investments. If the aggregate cost basis exceeds the aggregate market value of the investments, the trust is considered to be in a net loss position. For trusts in a net loss position, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of proceeds for contracts associated with the trusts in question as of that particular balance sheet date. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of proceeds to the estimated costs to deliver the contracts. The estimated costs to deliver preneed funeral and cemetery service and merchandise contracts consist primarily of funeral and cemetery merchandise costs, and salaries, supplies and equipment related to the delivery of preneed funerals. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our backlog. Due to the margins of our preneed contracts and the relatively high trust portfolio returns we enjoyed prior to fiscal year 2000, there is currently substantial capacity for additional market depreciation before a contract loss would result.
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
     In February 2006, we completed our reconciliation of deferred revenue to the underlying preneed contracts, which resulted in the identification of a significant number of reconciling items. Our reconciliation of these items led to the restatements described above under “Restatement of Historical Financial Statements” and in Note 2 to the consolidated financial statements included in Item 8. In connection with the deferred revenue project, we also identified material weaknesses in our internal control over financial reporting as of October 31, 2004, as described in Item 9A.
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
     In the fourth quarter of 2003, we identified a number of small businesses to close or sell in fiscal year 2004. Based on our review of the carrying amount of these businesses compared to their fair value, we recorded a noncash charge of $31.8 million related to the impairment of these long-lived assets. Of this amount, $10.2 million was included in continuing operations and $21.6 million was included in discontinued operations in the 2003 consolidated statement of earnings. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually sold or closed. For fiscal year 2004, we recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we reported gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. We also recorded gains on dispositions, net of impairment losses, of $2.4 million in discontinued operations. See Note 16 to the consolidated financial statements included in Item 8.

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
     Our goodwill impairment test involves estimates and management judgment using a discounted cash flow valuation methodology. Step two of our impairment test involves determining estimates of the fair values of our assets and liabilities. We may obtain assistance from third parties in assessing the fair value of certain of our assets, primarily real estate, in performing our step two analysis. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill amounted to $272.7 million and $273.0 million as of October 31, 2004 and 2003, respectively.
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

Results of Operations
Year Ended October 31, 2004 Compared to Year Ended October 31, 2003—Continuing Operations
Funeral Operations

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
	(Restated)	(Restated)
		(In millions)
Funeral Revenue:

Central Division	$83.7	$84.3	$(.6)
Western Division	60.2	58.3	1.9
Eastern Division	51.6	52.4	(.8)
Southern Division – Florida	43.7	43.0	.7
All Other (1)	13.3	13.3	—
Corporate Trust Management (2)	18.7	17.8	.9

Total Funeral Revenue	$271.2	$269.1	$2.1

Funeral Costs:

Central Division	$61.2	$64.7	$(3.5)
Western Division	51.4	51.0	.4
Eastern Division	41.1	42.5	(1.4)
Southern Division – Florida	37.0	40.0	(3.0)
All Other (1)	11.3	11.7	(.4)
Corporate Trust Management (2)	.5	.4	.1

Total Funeral Costs	$202.5	$210.3	$(7.8)

Funeral Gross Profit:

Central Division	$22.5	$19.6	$2.9
Western Division	8.8	7.3	1.5
Eastern Division	10.5	9.9	.6
Southern Division – Florida	6.7	3.0	3.7
All Other (1)	2.0	1.6	.4
Corporate Trust Management (2)	18.2	17.4	.8

Total Funeral Gross Profit	$68.7	$58.8	$9.9

			Same-Store
	Change in Average	Change in Same-Store	Cremation Rate
Same-Store Analysis	Revenue Per Call	Funeral Services	2004	2003
Central Division	1.4%	(1.7%)	21.3%	20.1%
Western Division	4.4%	(.3%)	57.8%	58.5%
Eastern Division	2.7%	(3.8%)	26.0%	24.6%
Southern Division - Florida	1.4%	1.2%	39.7%	38.8%
All Other (1)	2.8%	(1.3%)	14.4%	13.7%
Total	2.3%	(1.0%)	36.6%	35.9%

(1)	All Other represents our operations in Puerto Rico.

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
     Funeral gross profit margin from continuing operations increased from 21.8 percent in the year ended October 31, 2003 to 25.3 percent in the year ended October 31, 2004. This improvement was due primarily to increased revenue and to reduced general and administrative costs in the funeral segment resulting from our cost reduction initiatives as discussed in “Business Strategy” included in Item 1. In addition, direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined slightly. The cremation rate for our same-store operations was 36.6 percent for the year ended October 31, 2004 compared to 35.9 percent for the year ended October 31, 2003.
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

Cemetery Operations

	Year Ended
	October 31,		Increase
	2004	2003	(Decrease)
		(Restated)
	(Restated)	(In millions)
Cemetery Revenue:

Central Division	$77.1	$71.7	$5.4
Western Division	13.0	10.4	2.6
Eastern Division	65.6	61.1	4.5
Southern Division – Florida	41.7	38.4	3.3
All Other (1)	14.8	17.2	(2.4)
Corporate Trust Management (2)	10.6	10.6	—

Total Cemetery Revenue	$222.8	$209.4	$13.4

Cemetery Costs:

Central Division	$60.2	$57.3	$2.9
Western Division	10.6	10.3	.3
Eastern Division	56.2	53.4	2.8
Southern Division – Florida	34.5	33.1	1.4
All Other (1)	14.4	14.9	(.5)
Corporate Trust Management (2)	.6	.5	.1

Total Cemetery Costs	$176.5	$169.5	$7.0

Cemetery Gross Profit:

Central Division	$16.9	$14.4	$2.5
Western Division	2.4	.1	2.3
Eastern Division	9.4	7.7	1.7
Southern Division – Florida	7.2	5.3	1.9
All Other (1)	.4	2.3	(1.9)
Corporate Trust Management (2)	10.0	10.1	(.1)

Total Cemetery Gross Profit	$46.3	$39.9	$6.4

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 6 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2004 and 2003 were $4.7 million and $4.4 million, respectively, and cemetery trust earnings recognized for 2004 and 2003 were $5.9 million and $6.2 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $13.4 million, or 6.4 percent, for the year ended October 31, 2004, compared to the corresponding period in 2003, primarily due to an increase in cemetery property sales, construction during the year on various cemetery development projects and an improvement in our bad debt experience. Our sales organization was very successful with our preneed cemetery property sales initiative. Gross cemetery property sales increased 8.9 percent for the year ended October 31, 2004 compared to the year ended October 31, 2003 from $91.1 million to $99.2 million, which was in line with our stated goal of 5 percent to 10 percent. The remaining increase in cemetery revenue is due primarily to progress on the construction of various cemetery property sold prior to construction and the improvement in our bad debt experience. Revenue related to cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
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
Segment Discussion — Cemetery
     Cemetery revenue in the Western division, Eastern division and Southern division-Florida cemetery segments increased primarily due to an increase in cemetery property sales. For further discussion on our preneed cemetery property sales initiative, see “Consolidated Operations - Cemetery.” These segments also benefited from an improvement in bad debt experience. Cemetery revenue in the Central division segment increased primarily due to an increase in construction during the year on various cemetery development projects. For further discussion, see “Consolidated Operations — Cemetery.” The Central division segment also had increased cemetery property sales and an improvement in bad debt experience. All Other cemetery revenue decreased primarily due to a decrease in cemetery property sales in Puerto Rico. The Puerto Rican operations have been through several management changes at the regional and roof-top level, and a number of changes have been made in their preneed sales organization. As a result of these changes, preneed sales suffered.
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
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal years 2003, 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2004 were gains on dispositions, net of impairment losses, of approximately $2.4 million compared to an impairment loss of $21.6 million that was recognized for the year ended October 31, 2003. Revenues for fiscal year 2004 were $12.7 million compared to $19.3 million in fiscal year 2003. The effective tax rate for our discontinued operations for the year ended October 31, 2004 was a 47.9 percent benefit compared to an 8.3 percent benefit for the same period in 2003. A benefit was recorded for the discontinued operations in fiscal year 2004 because we determined that certain tax benefits on asset sales would be realized. For additional information, see Notes 16 and 21 to the consolidated financial statements included in Item 8.
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
     The effective tax rate for our continuing operations for the year ended October 31, 2004 was 37.0 percent compared to 77.1 percent for the year ended October 31, 2003. For the year ended October 31, 2003, we recorded a valuation allowance on the impairment of long-lived assets which significantly increased the rate. For a discussion on the increase in the valuation allowance, see Note 21 to the consolidated financial statements included in Item 8. The effective tax rate was also impacted by the reduced book income in 2003 compared to 2004 and the increase in state taxes for 2003. We operate in many different states through over 200 entities. Therefore, the mix of income by location can have an impact on state taxes.
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
Year Ended October 31, 2003 Compared to Year Ended October 31, 2002—Continuing Operations
Funeral Operations

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
		(Restated)
	(Restated)	In millions
Funeral Revenue:

Central Division	$84.3	$87.3	$(3.0)
Western Division	58.3	58.1	.2
Eastern Division	52.4	51.5	.9
Southern Division - Florida	43.0	44.1	(1.1)
All Other (1)	13.3	52.1	(38.8)
Corporate Trust Management (2)	17.8	18.2	(.4)

Total Funeral Revenue	$269.1	$311.3	$(42.2)

Funeral Costs:

Central Division	$64.7	$63.5	$1.2
Western Division	51.0	50.4	.6
Eastern Division	42.5	41.6	.9
Southern Division - Florida	40.0	39.0	1.0
All Other (1)	11.7	44.8	(33.1)
Corporate Trust Management (2)	.4	.4	—

Total Funeral Costs	$210.3	$239.7	$(29.4)

Funeral Gross Profit:

Central Division	$19.6	$23.8	$(4.2)
Western Division	7.3	7.7	(.4)
Eastern Division	9.9	9.9	—
Southern Division - Florida	3.0	5.1	(2.1)
All Other (1)	1.6	7.3	(5.7)
Corporate Trust Management (2)	17.4	17.8	(.4)

Total Funeral Gross Profit	$58.8	$71.6	$(12.8)

			Same-Store
	Change in Average	Change in Same-Store	Cremation Rate
Same-Store Analysis	Revenue Per Call	Funeral Services	2003	2002
Central Division	2.5%	(4.1%)	20.1%	19.1%
Western Division	4.6%	(3.0%)	58.5%	58.5%
Eastern Division	.4%	2.3%	24.6%	22.8%
Southern Division - Florida	1.8%	(1.8%)	38.8%	38.1%
All Other (3)	1.8%	(2.5%)	13.7%	12.1%
Total	2.4%	(2.6%)	35.9%	35.1%

(1)	All Other represents our operations in Puerto Rico in fiscal year 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in fiscal year 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(2)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2003 and 2002 were $5.2 million and $4.7 million, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2003 and 2002 were $12.6 million and $13.5 million, respectively.

(3)	All Other represents our operations in Puerto Rico only.
     Consolidated Operations — Funeral
     Funeral revenue from continuing operations decreased $42.2 million for the year ended October 31, 2003 compared to the corresponding period in 2002 primarily due to a decrease in revenue of $38.6 million (included in All Other segment) resulting from the completion of the sale of our foreign operations in 2002. The decline is also due to a reduction in the number of domestic funeral services performed coupled with a $0.5 million reduction in trust earnings (included in the corporate trust management segment) due to the sale of our foreign operations in 2002.
     We experienced a 2.6 percent decline (1,596 events) in the number of funeral services performed by our same- store businesses, partially offset by a 2.4 percent increase in the average revenue per funeral service performed by these businesses. We track our at-need sales by market and regularly compare our performance with data from a variety of sources to gauge changes in market share. Our analysis of this data indicates to us that approximately 75 percent of the decline in the number of funeral services performed was due to a decline in the number of deaths in our markets for fiscal year 2003 and approximately 25 percent of the decline was due to a loss in market share.
     Funeral gross profit margin from domestic continuing operations decreased from 24.1 percent for the year ended October 31, 2002 to 21.8 percent for the corresponding period in 2003. The decline is primarily due to an increase in insurance costs coupled with the reduction in funeral revenue as discussed above. The cremation rate for our same-store operations was 35.9 percent for fiscal year 2003 compared to 35.1 percent for fiscal year 2002.
     Segment Discussion — Funeral
     Funeral revenue in the Central and Southern division- Florida funeral segments decreased primarily due to a decline in the number of funeral services performed by the same-store businesses of 4.1 percent and 1.8 percent, respectively, partially offset by an increase in the average revenue per funeral service in the same-store businesses of 2.5 percent and 1.8 percent, respectively. Funeral revenue in the Western division segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 4.6 percent partially offset by a decrease in the number of funeral services performed by the same-store businesses of 3.0 percent. Funeral revenue in the Eastern division segment increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 2.3 percent coupled with an increase in the average revenue per funeral service in the same-store businesses of 0.4 percent. Funeral revenue in the corporate trust management segment declined due primarily to a reduction in trust earnings of $0.5 million due to the sale of our foreign operations in 2002, partially offset by an increase in trust management fees of $0.5 million. All Other funeral revenue declined primarily due to the sale of the Company’s foreign operations in Spain, Portugal, France, Canada and Argentina in 2002, which resulted in a $38.6 million reduction in revenue.
     Funeral gross profit margin for the Central division and Southern division- Florida funeral segments decreased primarily due to the decrease in revenue discussed above coupled with an increase in insurance costs. Funeral gross profit margin in the Eastern division funeral segment decreased primarily due to an increase in insurance costs.
     As demonstrated in the table above, the same store cremation rate increased for the Central division, Eastern division and Southern division-Florida funeral segments and remained flat for the Western division funeral segment.
Cemetery Operations

	Year Ended
	October 31,		Increase
	2003	2002	(Decrease)
		(Restated)
	(Restated	(In millions)
Cemetery Revenue:

Central Division	$71.7	$77.4	$(5.7)
Western Division	10.4	11.0	(.6)
Eastern Division	61.1	61.0	.1
Southern Division – Florida	38.4	36.3	2.1
All Other (1)	17.2	19.7	(2.5)
Corporate Trust Management (2)	10.6	9.6	1.0

Total Cemetery Revenue	$209.4	$215.0	$(5.6)

Cemetery Costs:

Central Division	$57.3	$58.8	$(1.5)
Western Division	10.3	10.9	(.6)
Eastern Division	53.4	53.0	.4
Southern Division – Florida	33.1	31.6	1.5
All Other (1)	14.9	19.7	(4.8)
Corporate Trust Management (2)	.5	.5	—

Total Cemetery Costs	$169.5	$174.5	$(5.0)

Cemetery Gross Profit:

Central Division	$14.4	$18.6	$(4.2)
Western Division	.1	.1	—
Eastern Division	7.7	8.0	(.3)
Southern Division – Florida	5.3	4.7	.6
All Other (1)	2.3	—	2.3
Corporate Trust Management (2)	10.1	9.1	1.0

Total Cemetery Gross Profit	$39.9	$40.5	$(.6)

(1)	All Other represents our operations in Puerto Rico in fiscal year 2003 and our operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in fiscal year 2002. We sold our operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(2)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 6 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2003 and 2002 were $4.4 million and $3.6 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2003 and 2002 were $6.2 million and $6.0 million, respectively. Perpetual care trusts earnings are included in the revenues and gross profit of the related geographic segment.

Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations decreased $5.6 million, or 2.6 percent, for the year ended October 31, 2003, compared to the corresponding period in 2002 primarily due to a decline in revenue associated with the construction of cemetery projects, reduced perpetual care trust earnings and the completion of the sale of our foreign operations in 2002, offset by an improvement in our bad debt experience. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trusts for the year ended October 31, 2003 resulting in revenue of $7.9 million, compared to 6.0 percent for the corresponding period in 2002 resulting in revenue of $11.3 million. Perpetual care trust earnings are included in the Central, Western, Eastern and Southern division – Florida segments’ revenue and gross profit. See Notes 7 and 8 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit margin from domestic continuing operations decreased from 19.5 percent for the year ended October 31, 2002 to 19.1 percent for the corresponding period in 2003. The decline is due to increased insurance costs coupled with the reduction in cemetery revenue as discussed above.
Segment Discussion — Cemetery
     Cemetery revenue in the Central division cemetery segment declined primarily due to a reduction in preneed cemetery property sales and reduced perpetual care trust earnings. For further discussion related to the decline in perpetual care trust earnings, see “Consolidated Operations — Cemetery.” Cemetery revenue in the Western division segment declined primarily due to a reduction in preneed cemetery property sales. Cemetery revenue in the Southern division-Florida segment increased primarily due to an increase in cemetery property sales. All Other cemetery segment revenue declined primarily due to the sale of the Company’s foreign operations in 2002 resulting in a $3.4 million reduction in cemetery revenue partially offset by an increase in cemetery property sales in Puerto Rico. Cemetery revenue in the corporate trust management segment increased due to a $0.8 million increase in trust management fees and a $0.2 million increase in cemetery trust earnings.
     Cemetery gross profit margin decreased in the Central division and Western division cemetery segments primarily due to the decrease in revenue discussed above coupled with an increase in insurance costs. Cemetery gross profit margin increased in the Southern division-Florida cemetery segment due to the increase in revenue discussed above offset by increased insurance costs. Cemetery gross profit in the Eastern division segment decreased primarily due to an increase in insurance costs. All Other cemetery gross profit margin increased due primarily to the increase in cemetery property sales in Puerto Rico coupled with the sale of the foreign operations.
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal years 2003, 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We had determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003 of $31.8 million related to the impairment of these long-lived assets, of which $10.2 million is included in continuing operations and $21.6 million is included in discontinued operations in the 2003 consolidated statement of earnings. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Revenues for fiscal year 2003 were $19.3 million compared to $20.9 million in fiscal year 2002. For additional information, see Note 16 to the consolidated financial statements included in Item 8. The charge related to continuing operations is presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
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
     Depreciation and amortization was $49.2 million for the year ended October 31, 2003 compared to $50.1 million for the same period in 2002. The decrease is due to the sale of our remaining foreign operations in fiscal year 2002.
     Interest expense decreased $8.4 million to $53.6 million for the year ended October 31, 2003 compared to $62.0 million for the same period in 2002. The decrease is due to a $113.2 million decrease in the average debt outstanding during the fiscal year ended October 31, 2003, partially offset by an approximate 30 basis point increase in our average interest rate.
     Other operating income, net, decreased from $2.5 million for the year ended October 31, 2002 to $2.1 million in the year ended October 31, 2003 and includes net gains on the sale of assets which were not included in our businesses classified as held for sale.
     Investment and other income (expense), net, was ($.7) million for the year ended October 31, 2003, compared to $0.8 million for the same period in 2002. A write-down of certain marketable securities occurred in 2003, which had market value losses that were deemed to be other than temporary.
     The effective tax rate for our continuing operations for the year ended October 31, 2003 was 77.1 percent compared to 37.0 percent for the year ended October 31, 2002. The change in the effective rate was primarily due to the tax benefit on asset sales recorded in 2003, which was calculated at 18.4 percent due to the basis adjustments on the assets sold and the recording of a valuation allowance on the portion of the assets sold and classified as capital loss. For additional information, see Note 21 to the consolidated financial statements included in Item 8.
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
Preneed Sales and Deliveries
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results above. We added $159.9 million in gross preneed sales to our funeral and cemetery merchandise and services backlog during the year ended October 31, 2003 to be recognized in the future, net of cancellations, as these prepaid products and services are delivered, compared to gross sales of $168.2 million for the corresponding period in 2002. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust fund earnings related to these preneed deliveries, amounted to $148.6 million for the year ended October 31, 2003, compared to $145.0 million for the year ended October 31, 2002 resulting in net increases in the backlog of $11.3 million and $23.2 million for the years ended October 31, 2003 and 2002, respectively.
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
Comparison of Fiscal Year 2003 to Fiscal Year 2002
     Our operations provided cash of $57.1 million for the year ended October 31, 2003 compared to $90.5 million for the comparable period in 2002. The decrease in operating cash flow is due primarily to a reduction in earnings before taxes and cumulative effect of change in accounting principle, a decrease in the cash provided from the net effect of preneed funeral and cemetery production and maturities and an increase in cash used to pay income taxes. The decrease was partially offset by a $23.3 million tax refund received related to the sale of our foreign operations in fiscal year 2003 compared to an $11.1 million tax refund received in fiscal year 2002 related to the sale of our foreign operations. Included in the provision for deferred income taxes and the increase in receivables as of October 31, 2003 is a $33.2 million change relating to a tax accounting change which defers revenues that had been previously includable in taxable income and for which we had a tax refund receivable as of October 31, 2003. We received the $33.2 million refund in December 2003. In fiscal year 2003, we also paid $12.7 million to avoid a remarketing right in connection with the redemption of our $99.9 million Remarketable Or Redeemable Securities.
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

     Our financing activities resulted in a net cash outflow of $51.4 million for the year ended October 31, 2003, compared to a net cash outflow of $138.6 million for the comparable period in 2002. The change is primarily due to $48.2 million in net repayments of long-term debt in the year ended October 31, 2003, compared to repayments of $139.5 million in the comparable period of 2002.
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

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Notes 4 and 5 to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2004	2003	2002	2001	2000
Restated (1)	Restated (1)	Restated (1)	Restated (1)	Restated (1)

1.98 (2)	1.08 (3)	1.27 (4)(5)	—(5)(6)	2.33

(1)	See Note 2 to the consolidated financial statements included in Item 8 for a discussion of the restatements.

(2)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a charge of $9.1 million for the loss on early extinguishment of debt. As a result of these charges, our earnings for the fiscal year ended October 31, 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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

			October 31, 2003
			pro forma balance
	October 31,		sheet as reported in
	2003 balance		the 2004 Form 10-K/A
	sheet as	Pro forma	(Restated) adjusted as if FIN
	reported in the	adjustments for	46R had been adopted at
	2004 Form 10-K/A	FIN 46R	October 31, 2003
	Restated) (1)		(Restated)
ASSETS
Total current assets	$214,182	$(4,371)	$209,811
Receivables due beyond one year, net of allowances	76,176	—	76,176
Preneed funeral receivables and trust investments	—	516,501	516,501
Preneed cemetery receivables and trust investments	—	254,875	254,875
Prearranged receivables, net	891,647	(891,647)	—
Goodwill	272,950	—	272,950
Deferred preneed selling costs	243,261	—	243,261
Cemetery property, at cost	369,727	—	369,727
Net property and equipment	309,750	—	309,750
Deferred income taxes, net	104,160	—	104,160
Cemetery perpetual care trust investments	—	202,076	202,076
Other assets	30,145	—	30,145

Total assets	$2,511,998	$77,434	$2,589,432

Total current liabilities	$107,481	$(1,551)	$105,930
Long-term debt, less current maturities	488,180	—	488,180
Deferred preneed funeral revenue	—	314,858	314,858
Deferred preneed cemetery revenue	—	278,791	278,791
Non-controlling interest in funeral and cemetery trusts	—	632,643	632,643
Prearranged deferred revenue, net	1,347,325	(1,347,325)	—
Other long-term liabilities	16,281	—	16,281

Total liabilities	1,959,267	(122,584)	1,836,683

Non-controlling interest in perpetual care trusts	—	200,018	200,018

Total shareholders’ equity	552,731	—	552,731

Total liabilities and shareholders’ equity	$2,511,998	$77,434	$2,589,432

(1) See Note 2 to the consolidated financial statements included in Item 8 for a discussion of the restatements.
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
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for the Company’s preneed funeral and cemetery merchandise and services trusts and the Company’s cemetery perpetual care trusts in 2004. Also, as discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for insurance-funded preneed funeral contracts in 2004. As discussed in Note 16 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2003.
PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 5, 2005, except for Notes 2, 3(s) and 16, for which the date is April 4, 2006

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Revenues:
Funeral	$271,239	$269,109	$311,301
Cemetery	222,827	209,374	214,989

	494,066	478,483	526,290

Costs and expenses:
Funeral	202,498	210,289	239,724
Cemetery	176,556	169,551	174,529

	379,054	379,840	414,253

Gross profit	115,012	98,643	112,037
Corporate general and administrative expenses	(17,097)	(17,733)	(17,261)
Separation charges (Note 17)	(3,435)	(2,450)	—
Gains on dispositions and impairment (losses), net (Note 16)	(204)	(10,206)	(18,500)
Other operating income, net	2,112	2,083	2,535

Operating earnings	96,388	70,337	78,811
Interest expense	(47,335)	(53,643)	(61,980)
Loss on early extinguishment of debt (Note 18)	—	(11,289)	—
Investment and other income (expense), net	178	(749)	794

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principles	49,231	4,656	17,625
Income taxes	18,209	3,591	6,524

Earnings from continuing operations before cumulative effect of change in accounting principle	31,022	1,065	11,101

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	3,834	(20,818)	1,879
Income tax expense (benefit)	(1,836)	(1,721)	687

Earnings (loss) from discontinued operations	5,670	(19,097)	1,192

Earnings (loss) before cumulative effect of change in accounting principle	36,692	(18,032)	12,293
Cumulative effect of change in accounting principle (net of $16,310 income tax benefit)	—	—	(193,090)

Net earnings (loss)	$36,692	$(18,032)	$(180,797)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.29	$.01	$.10
Earnings (loss) from discontinued operations	.05	(.18)	.01
Cumulative effect of change in accounting principle	—	—	(1.79)

Net earnings (loss)	$.34	$(.17)	$(1.68)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.29	$.01	$.10
Earnings (loss) from discontinued operations	.05	(.18)	.01
Cumulative effect of change in accounting principle	—	—	(1.78)

Net earnings (loss)	$.34	$(.17)	$(1.67)

Weighted average common shares outstanding (in thousands):
Basic	107,522	108,220	107,861

Diluted	108,159	108,230	108,299

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2004	2003
	(Restated)	(Restated)
	(Note 2)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$21,514	$18,585
Marketable securities	1,297	2,346
Receivables, net of allowances	69,133	105,529
Inventories	36,174	37,573
Prepaid expenses	2,953	2,891
Deferred income taxes, net	7,674	5,842
Assets held for sale (Note 16)	10,493	41,416

Total current assets	149,238	214,182
Receivables due beyond one year, net of allowances	78,692	76,176
Preneed funeral receivables and trust investments	503,808	—
Preneed cemetery receivables and trust investments	258,176	—
Prearranged receivables, net	—	891,647
Goodwill (Notes 2 and 3(h))	272,729	272,950
Deferred preneed selling costs	253,360	243,261
Cemetery property, at cost	366,874	369,727
Property and equipment, at cost:
Land	39,527	39,449
Buildings	295,567	296,475
Equipment and other	156,205	150,204

	491,299	486,128
Less accumulated depreciation	189,552	176,378

Net property and equipment	301,747	309,750
Deferred income taxes, net	93,014	104,160
Cemetery perpetual care trust investments	210,267	—
Other assets	23,603	30,145

Total assets	$2,511,508	$2,511,998

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2004	2003
	(Restated)	(Restated)
	(Note2)	(Note 2)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$13,935
Accounts payable	9,865	8,064
Accrued payroll	13,005	8,596
Accrued insurance	21,430	19,243
Accrued interest	11,315	11,428
Other current liabilities	17,889	22,149
Income taxes payable	130	978

Liabilities associated with assets held for sale (Note 16)	6,491	23,088

Total current liabilities	81,850	107,481
Long-term debt, less current maturities	415,080	488,180
Deferred preneed funeral revenue	297,328	—
Deferred preneed cemetery revenue	280,570	—
Non-controlling interest in funeral and cemetery trusts	627,344	—
Prearranged deferred revenue, net	—	1,347,325
Other long-term liabilities	12,465	16,281

Total liabilities	1,714,637	1,959,267

Commitments and contingencies (Note 23)	—	—
Non-controlling interest in perpetual care trusts	208,893	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 104,330,101 and 104,172,151 shares at October 31, 2004 and 2003, respectively	104,330	104,172
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2004 and 2003; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	673,630	676,439
Accumulated deficit	(192,982)	(229,674)
Unearned restricted stock compensation	(222)	—
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(115)
Derivative financial instrument losses	(333)	(1,646)

Total accumulated other comprehensive loss	(333)	(1,761)

Total shareholders’ equity	587,978	552,731

Total liabilities and shareholders’ equity	$2,511,508	$2,511,998

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

			Retained	Cumulative	Unrealized	Derivative
		Additional	Earnings	Foreign	Appreciation	Financial	Total
	Common	Paid-In	(Accumulated	Translation	(Depreciation)	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Adjustment	of Investments	Gains (Losses)	Equity
			(Restated)				(Restated)
			(Note 2)				(Note 2)
Balance October 31, 2001 as previously reported	$107,626	$675,310	$(1,262)	$(26,957)	$(1,310)	$(1,347)	$752,060
Prior period adjustments	—	—	(29,583)	—	—	—	(29,583)

Balance October 31, 2001—Restated	$107,626	$675,310	$(30,845)	$(26,957)	$(1,310)	$(1,347)	$722,477

Comprehensive income (loss):
Net loss - Restated			(180,797)				(180,797)

Other comprehensive income (loss):
Reclassification adjustment for realized loss on foreign translation				35,902			35,902
Foreign translation adjustment				(8,945)			(8,945)
Unrealized appreciation of investments, net of deferred tax expense of ($167)					345		345
Expiration of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($781)						1,347	1,347
Unrealized depreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax benefit of $1,524						(2,488)	(2,488)

Total other comprehensive income (loss)	—	—	—	26,957	345	(1,141)	26,161

Total comprehensive income (loss) - Restated	—	—	(180,797)	26,957	345	(1,141)	(154,636)
Issuance of common stock	399	1,777					2,176

Balance October 31, 2002 – Restated	$108,025	$677,087	$(211,642)	$—	$(965)	$(2,488)	$570,017

Balance October 31, 2002 – Restated.	$108,025	$677,087	$(211,642)	$—	$(965)	$(2,488)	$570,017

Comprehensive income (loss):
Net loss – Restated			(18,032)				(18,032)

Other comprehensive income:
Reclassification adjustment for realized loss on investments, net of deferred tax expense of ($418)					682		682
Unrealized appreciation of investments, net of deferred tax expense of ($124)					168		168
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($558)						842	842

Total other comprehensive income	—	—	—	—	850	842	1,692

Total comprehensive income (loss) – Restated	—	—	(18,032)	—	850	842	(16,340)

Issuance of common stock	441	1,586					2,027
Purchase and retirement of common stock	(739)	(2,234)					(2,973)

Balance October 31, 2003 - Restated	$107,727	$676,439	$(229,674)	$—	$(115)	$(1,646)	$552,731

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

			Retained	Unearned	Unrealized	Derivative
		Additional	Earnings	Restricted	Appreciation	Financial	Total
	Common	Paid-In	(Accumulated	Stock	(Depreciation)	Instrument	Shareholders
	Stock (1)	Capital	Deficit)	Compensation	of Investments	Gains (Losses)	Equity
			(Restated)				(Restated)
			(Note 2)				(Note 2)
Balance October 31, 2003 – Restated	$107,727	$676,439	$(229,674)	$—	$(115)	$(1,646)	$552,731

Comprehensive income:
Net earnings – Restated			36,692				36,692

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($50)					115		115
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)						194	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($643)						1,119	1,119

Total other comprehensive income	—	—	—	—	115	1,313	1,428

Total comprehensive income — Restated	—	—	36,692	—	115	1,313	38,120

Restricted stock activity	132	541		(222)			451
Issuance of common stock	74	347					421
Stock options exercised	2,713	10,279					12,992
Tax benefit associated with stock options exercised		2,612					2,612
Purchase and retirement of common stock	(2,761)	(16,588)					(19,349)

Balance October 31, 2004 - Restated	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Cash flows from operating activities:
Net earnings (loss)	$36,692	$(18,032)	$(180,797)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	193,090
(Gains) on dispositions and impairment losses, net	(2,222)	31,830	18,500
Loss on early extinguishment of debt	—	11,289	—
Premiums paid on early extinguishment of debt	—	(12,691)	—
Depreciation and amortization	23,469	25,274	26,276
Amortization of preneed selling costs	24,952	23,932	23,818
Amortization of deferred financing costs	5,298	4,840	4,685
Provision for doubtful accounts	7,107	8,027	11,499
Tax benefit on stock options exercised	2,612	—	—
Net losses realized on marketable securities	101	1,100	—
Provision for deferred income taxes	8,768	33,038	3,504
Other	258	(795)	(808)
Changes in assets and liabilities:
(Increase) decrease in other receivables	21,871	(26,805)	7,962
(Increase) decrease in inventories and cemetery property	2,081	769	(1,881)
Increase (decrease) in accounts payable and accrued expenses	4,669	(983)	(5,086)
Net effect of preneed funeral production and maturities	(14,284)	(4,492)	2,195
Net effect of preneed cemetery production and deliveries	6,421	10,341	18,008
Change in deferred preneed selling costs	(34,553)	(34,685)	(32,736)
Increase in other	416	5,172	2,260

Net cash provided by operating activities	93,656	57,129	90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	550	169
Proceeds from sale of assets, net	19,775	2,341	69,803
Additions to property and equipment	(20,423)	(18,439)	(18,630)
Other	54	185	2,085

Net cash provided by (used in) investing activities	527	(15,363)	53,427

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Cash flows from financing activities:
Proceeds from long-term debt	—	155,000	—
Repayments of long-term debt	(85,310)	(203,164)	(139,502)
Debt issue costs	—	(816)	—
Issuance of common stock	13,413	582	858
Purchase and retirement of common stock	(19,349)	(2,973)	—
Other	(8)	—	—

Net cash used in financing activities	(91,254)	(51,371)	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)

Net increase (decrease) in cash	2,929	(9,605)	5,067
Cash and cash equivalents, beginning of year	18,585	28,190	23,123

Cash and cash equivalents, end of year	$21,514	$18,585	$28,190

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$(26,400)	$(17,500)	$(12,700)
Interest	$41,100	$50,500	$57,400
Noncash investing and financing activities:
Issuance of common stock to fund employee benefit plan	$—	$1,445	$1,318
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
          The Company has restated its consolidated financial statements for fiscal years 2004, 2003 and 2002 and all the quarters therein. The restatements are primarily the result of:
(A)	The incorrect determination of operating and reportable segments and reporting units related to the application of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), which also had the effect of changing the charges recorded for the assets sold as part of its plan initiated in December 2003 (see Note 16) to sell a number of businesses, and the net book value of assets held for sale on its balance sheet.

(B)	Errors identified in revenue recognition of preneed cemetery merchandise and services contracts and recognition of realized trust earnings on preneed cemetery and funeral merchandise and services contracts.

(C)	Other miscellaneous adjustments, including adjustments for lease-related accounting practices.
The restatement for these errors is discussed in more detail below.
Segments and Reporting Units
          The Company re-evaluated its application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that it had incorrectly identified its operating and reportable segments for all prior periods. The Company concluded that it had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern — Florida and All Other. The Company’s historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. For further discussion of the Company’s operating and reportable segments, see Note 24.
          The correction of the Company’s operating segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. The Company’s evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. For further discussion of the Company’s reporting units, see Note 3(h).
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2)	Restatement—(Continued)
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
Deferred Revenue Project
          In connection with the Company’s internal control assessment under Section 404 of Sarbanes-Oxley, it undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in its backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in the Company’s assessment that the recorded amount of deferred revenue and revenue associated with cemetery merchandise contracts were misstated and therefore the Company needed to correct and restate its prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. The Company also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods and fiscal year 2000. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustments impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2000 through 2004 and the first three quarters of 2005.
          The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 28 for a discussion of the 2005 change in accounting principle related to preneed selling costs.
          The overall impact of the deferred revenue project on net earnings and earnings per share for the first three quarters of 2005 and fiscal years 2004, 2003 and 2002 was a decrease in net earnings of $18,211 (including $11,862, or $.11 per share, related to the cumulative effect of change in accounting principle for preneed selling costs), $11,989, $13,191 and $19,230, respectively, and a decrease in earnings per share of $.16, $.11, $.12 and $.18, respectively. The 2005 amount reflects the adjustment to the previously reported unaudited results through July 31, 2005.
Other Adjustments
          As previously disclosed in the Company’s Form 10-Q for the second quarter of fiscal year 2005, the Company reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,839 ($1,149 after tax, or $.01 per share). The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company recorded the cumulative effect of these prior period adjustments of $1,839 as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because the Company is amending its Form 10-K for the year ended October 31, 2004 for the restatements discussed above, the Company has recorded the lease adjustments in the periods they were actually incurred and removed the effect of the prior period adjustment of $1,839. The Company also recorded other miscellaneous immaterial adjustments.
          A summary of the effects of the restatements described above on the Company’s financial statements for the years ended October 31, 2004, 2003 and 2002 and as of October 31, 2004 and 2003 is presented below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2)	Restatement—(Continued)

			Effect of
		Effect of	restating to			As Restated
	As Previously	restating to	correct for		As Restated	and
	Reported for	correct for	the impact		for the	Reclassified
	the Year	goodwill	of the		Year	for the Year
	Ended	reporting	deferred		Ended	Ended
	October 31,	unit	revenue	Other	October 31,	October 31,
Consolidated Statements of Earnings:	2004 (1)	errors	project	adjustments (2)	2004	2004 (3)
Revenues:
Funeral	$280,045	$—	$(8,826)	$—	$271,219	$271,239
Cemetery	236,837	—	(12,867)	—	223,970	222,827

	516,882	—	(21,693)	—	495,189	494,066
Costs and expenses:
Funeral	201,795	—	—	463	202,258	202,498
Cemetery	180,304	—	(3,048)	—	177,256	176,556

	382,099	—	(3,048)	463	379,514	379,054

Gross profit	134,783	—	(18,645)	(463)	115,675	115,012
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)	(17,097)
Separation charges	(3,435)	—	—	—	(3,435)	(3,435)
Gains on dispositions and impairment (losses), net	564	(523)	—	(300)	(259)	(204)
Other operating income, net	2,122	—	—	—	2,122	2,112

Operating earnings	116,937	(523)	(18,645)	(763)	97,006	96,388
Interest expense	(47,335)	—	—	—	(47,335)	(47,335)
Investment and other income (expense), net	(922)	—	—	1,100	178	178

Earnings from continuing operations before income taxes	68,680	(523)	(18,645)	337	49,849	49,231
Income taxes	25,195	(202)	(6,656)	128	18,465	18,209

Earnings from continuing operations	43,485	(321)	(11,989)	209	31,384	31,022
Earnings from discontinued operations before income taxes	2,114	1,102	—	—	3,216	3,834
Income tax benefit	(563)	(1,529)	—	—	(2,092)	(1,836)

Earnings from discontinued operations	2,677	2,631	—	—	5,308	5,670

Net earnings	$46,162	$2,310	$(11,989)	$209	$36,692	$36,692

Basic earnings per common share:
Earnings from continuing operations	$.40	$—	$(.11)	$—	$.29	$.29
Earnings from discontinued operations	.03	.02	—	—	.05	.05

Net earnings per share	$.43	$.02	$(.11)	$—	$.34	$.34

Diluted earnings per common share:
Earnings from continuing operations	$.40	$—	$(.11)	$—	$.29	$.29
Earnings from discontinued operations	.03	.02	—	—	.05	.05

Net earnings per share	$.43	$.02	$(.11)	$—	$.34	$.34

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2)	Restatement—(Continued)

			Effect of
		Effect of	restating to			As Restated
	As Previously	restating to	correct for		As Restated	and
	Reported for	correct for	the impact		for the	Reclassified
	the Year	goodwill	of the		Year	for the Year
	Ended	reporting	deferred		Ended	Ended
	October 31,	unit	revenue	Other	October 31,	October 31,
Consolidated Statements of Earnings:	2003 (1)	errors	project	adjustments (2)	2003	2003 (3)
Revenues:
Funeral	$280,329	$—	$(11,129)	$—	$269,200	$269,109
Cemetery	223,384	—	(13,410)	300	210,274	209,374

	503,713	—	(24,539)	300	479,474	478,483

Costs and expenses:
Funeral	210,235	—	—	(250)	209,985	210,289
Cemetery	173,678	—	(3,155)	(131)	170,392	169,551

	383,913	—	(3,155)	(381)	380,377	379,840

Gross profit	119,800	—	(21,384)	681	99,097	98,643
Corporate general and administrative expenses	(17,733)	—	—	—	(17,733)	(17,733)
Impairment of goodwill	(73,000)	73,000	—	—	—	—
Separation charges	(2,450)	—	—	—	(2,450)	(2,450)
Gains on dispositions and impairment (losses), net	(18,972)	1,334	—	300	(17,338)	(10,206)
Other operating income, net	2,093	—	—	—	2,093	2,083

Operating earnings	9,738	74,334	(21,384)	981	63,669	70,337
Interest expense	(53,478)	—	—	(165)	(53,643)	(53,643)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)	(11,289)
Investment and other income (expense), net	545	—	—	(1,294)	(749)	(749)

Earnings (loss) from continuing operations before income taxes	(54,484)	74,334	(21,384)	(478)	(2,012)	4,656
Income taxes	5,256	6,247	(8,193)	(182)	3,128	3,591

Earnings (loss) from continuing operations	(59,740)	68,087	(13,191)	(296)	(5,140)	1,065

Loss from discontinued operations before income taxes	(14,986)	836	—	—	(14,150)	(20,818)
Income tax benefit	(1,258)	—	—	—	(1,258)	(1,721)

Loss from discontinued operations	(13,728)	836	—	—	(12,892)	(19,097)

Net loss	$(73,468)	$68,923	$(13,191)	$(296)	$(18,032)	$(18,032)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.55)	$.63	$(.12)	$(.01)	$(.05)	$.01
Loss from discontinued operations	(.13)	.01	—	—	(.12)	(.18)

Net loss per share	$(.68)	$.64	$(.12)	$(.01)	$(.17)	$(.17)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.55)	$.63	$(.12)	$(.01)	$(.05)	$.01
Loss from discontinued operations	(.13)	.01	—	—	(.12)	(.18)

Net loss per share	$(.68)	$.64	$(.12)	$(.01)	$(.17)	$(.17)

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2)	Restatement—(Continued)

			Effect of
		Effect of	restating to			As Restated
	As Previously	restating to	correct for		As Restated	and
	Reported for	correct for	the impact		for the	Reclassified
	the Year	goodwill	of the		Year	for the Year
Consolidated Statements of Earnings:	Ended	reporting	deferred		Ended	Ended
(Dollars in thousands, except per	October 31,	unit	revenue	Other	October 31,	October 31,
share amounts)	2002 (1)	errors	project	adjustments (2)	2002	2002(3)
Revenues:
Funeral	$325,240	$—	$(13,925)	$—	$311,315	$311,301
Cemetery	235,908	—	(20,073)	(143)	215,692	214,989

	561,148	—	(33,998)	(143)	527,007	526,290

Costs and expenses:
Funeral	238,827	—	—	911	239,738	239,724
Cemetery	179,324	—	(4,733)	631	175,222	174,529

	418,151	—	(4,733)	1,542	414,960	414,253

Gross profit	142,997	—	(29,265)	(1,685)	112,047	112,037
Corporate general and administrative expense	(17,261)	—	—	—	(17,261)	(17,261)
Gains on dispositions and impairment (losses), net	(18,500)	—	—	—	(18,500)	(18,500)
Other operating income, net	2,544	—	—	—	2,544	2,535

Operating earnings	109,780	—	(29,265)	(1,685)	78,830	78,811
Interest expense	(62,339)	—	—	359	(61,980)	(61,980)
Investment and other income (expense), net	20	—	—	774	794	794

Earnings from continuing operations before income taxes	47,461	—	(29,265)	(552)	17,644	17,625
Income taxes	16,776	—	(10,035)	(209)	6,532	6,524

Earnings from continuing operations	30,685	—	(19,230)	(343)	11,112	11,101

Earnings from discontinued operations before income taxes	1,860	—	—	—	1,860	1,879
Income taxes	679	—	—	—	679	687

Earnings from discontinued operations	1,181	—	—	—	1,181	1,192

Earnings before cumulative effect of change in accounting principle	31,866	—	(19,230)	(343)	12,293	12,293
Cumulative effect of change in accounting principle	—	(193,090)	—	—	(193,090)	(193,090)

Net earnings (loss)	$31,866	$(193,090)	$(19,230)	$(343)	$(180,797)	$(180,797)

Basic earnings (loss) per common share:
Earnings from continuing operations	$.29	$—	$(.18)	$(.01)	$.10	$.10
Earnings from discontinued operations	.01	—	—	—	.01	.01
Cumulative effect of change in accounting principle	—	(1.79)	—	—	(1.79)	(1.79)

Net earnings (loss) per share	$.30	(1.79)	$(.18)	$(.01)	$(1.68)	$(1.68)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$.28	$—	$(.18)	$—	$.10	$.10
Earnings from discontinued operations	.01	—	—	—	.01	.01
Cumulative effect of change in accounting principle	—	(1.78)	—	$—	(1.78)	(1.78)

Net earnings (loss) per share	$.29	$(1.78)	$(.18)	$—	$(1.67)	$(1.67)

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2)	Restatement—(Continued)

			Effect of
		Effect of	restating to
		restating to	correct for
	As Previously	correct for	the impact of			As Restated and
	Reported	goodwill	the deferred		As Restated	Reclassified
	October 31,	reporting	revenue	Other	October 31,	October 31,
Consolidated Balance Sheets:	2004(1)	unit errors	project	adjustments(2)	2004	2004 (3)
Assets held for sale	$3,590	$(15)	$—	$—	$3,575	$10,493
Total current assets	134,491	(15)	8,966	(1,597)	141,845	149,238
Deferred income taxes	43,124	11,794	37,593	481	92,992	93,014
Goodwill	404,169	(131,400)	2,980	(2,976)	272,773	272,729
Total assets	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508
Liabilities associated with assets held for sale	2,388	—	—	—	2,388	6,491
Total current liabilities	71,781	—	790	5,176	77,747	81,850
Deferred preneed funeral revenue	156,164	—	145,161	(2,653)	298,672	297,328
Deferred preneed cemetery revenue	288,516	—	(5,278)	(1,963)	281,275	280,570
Retained earnings (accumulated deficit)	3,298	(121,857)	(71,447)	(2,976)	(192,982)	(192,982)
Total shareholders’ equity	784,258	(121,857)	(71,447)	(2,976)	587,978	587,978
Total liabilities and shareholders’ equity	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations. See Note 3(s) for further discussion.

			Effect of
		Effect of	restating to
		restating to	correct for
	As Previously	correct for	the impact of			As Restated and
	Reported	goodwill	the deferred		As Restated	Reclassified
	October 31,	reporting	revenue	Other	October 31,	October 31,
Consolidated Balance Sheets:	2003(1)	unit errors	project	adjustments(2)	2003	2003 (3)
Assets held for sale	$40,296	$(634)	$—	$—	$39,662	$41,416
Total current assets	207,856	(634)	6,372	(2,636)	210,958	214,182
Deferred income taxes	60,218	10,063	33,531	700	104,512	104,160
Goodwill	404,482	(131,576)	2,979	(2,822)	273,063	272,950
Total assets	2,573,175	(124,167)	59,522	3,820	2,512,350	2,511,998
Liabilities associated with assets held for sale	22,132	—	—	—	22,132	23,088
Total current liabilities	100,650	—	790	5,085	106,525	107,481
Prearranged deferred revenue, net	1,230,377	—	118,190	66	1,348,633	1,347,325
Accumulated deficit	(42,864)	(124,167)	(59,458)	(3,185)	(229,674)	(229,674)
Total shareholders’ equity	738,859	(124,167)	(59,458)	(2,503)	552,731	552,731
Total liabilities and shareholders’ equity	2,573,175	(124,167)	59,522	3,820	2,512,350	2,511,998

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations. See Note 3(s) for further discussion.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2)	Restatement—(Continued)

Consolidated Balance Sheet	2001
Shareholders’ equity as previously reported (1)	$752,060
Effect of restatements due to deferred revenue project	(27,035)
Effect of other adjustments (2)	(2,548)

Total shareholders’ equity	$722,477

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.
(3)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation
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
     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, ranging from 10 to 40 years and from 3 to 10 years, respectively, primarily using the straight-line method. For the fiscal years ended October 31, 2004, 2003 and 2002, depreciation expense totaled $23,469, $25,274 and $26,276, respectively.
     The direct selling costs that relate to the Company’s preneed funeral and cemetery merchandise and services contracts are included in deferred charges until the underlying products and services are delivered. When the underlying products and services are delivered and recognized as revenue, the associated direct selling costs are amortized in expense in the consolidated statement of earnings and included in depreciation and amortization in the consolidated statement of cash flows. For the fiscal years ended October 31, 2004, 2003 and 2002, the amortization of deferred charges totaled $24,952, $23,932, and $23,818, respectively. See Note 28 for a discussion of the 2005 change in accounting principle related to preneed selling costs.
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
     The goodwill impairment charges related to the Southern Regional Cemetery operations reporting unit of the Western division, the Other Cemetery operations reporting unit of the Western division, the Southern division — Florida cemetery reporting unit and the All Other division cemetery reporting unit were primarily the result of a reduction of the projected financial results used in the valuation of these reporting units compared to those used during the acquisition process, primarily as a result of a change in accounting for preneed cemetery merchandise and service sales and trust earnings that was not contemplated at the time of acquisition. The Company also made changes in its preneed sales effort in 2000 which resulted in a reduction in preneed property sales that were not contemplated at the date of acquisition. In fiscal year 2000 the Company adjusted terms and conditions of preneed contracts including increasing average finance charges, shortening contract lengths and requiring larger down payments to improve cash flow and the quality of receivables. The Company implemented a new standardized compensation structure, which reemphasized the Company’s focus on property sales and thereby enhanced new customer growth. This new structure was intended to enhance profitability by aligning commissions with the profit on each sale. The Company also significantly reduced the commissions paid on preneed cemetery services and preneed funeral merchandise sales. These changes considerably reduced preneed sales overall, including preneed cemetery property sales. The lower valuation was also affected by the decline in the economy generally, as well as the decline in industry-specific market values.
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
     Restated goodwill in excess of net assets of companies acquired, totaled approximately $272,729 and $272,950 as of October 31, 2004 and 2003, respectively. Accumulated amortization in goodwill was $62,767 and $62,767 as of October 31, 2004 and 2003. Goodwill and changes in goodwill by operating segment from October 31, 2002 to October 31, 2003 and from October 31, 2003 to October 31, 2004 are presented below.

	Goodwill	Changes due to	Goodwill at
	October 31,	assets	October 31, 2003-Restated
	2002-Restated (Note 2)	held for sale	(Note 2)
Central Division — Funeral	$117,726	$(734)	$116,992
Western Division — Funeral	—	—	—
Eastern Division — Funeral	20,000	(2,086)	17,914
Southern Division Florida — Funeral	48,533	(2,644)	45,889
All Other-Funeral (1)	19,954	(2,825)	17,129

Total Funeral Goodwill	$206,213	$(8,289)	$197,924

Central Division — Cemetery	$49,846	$(59)	$49,787
Western Division — Cemetery	—	—	—
Eastern Division — Cemetery	25,557	(318)	25,239
Southern Division Florida — Cemetery	—	—	—
All Other-Cemetery (1)	—	—	—

Total Cemetery Goodwill	$75,403	$(377)	$75,026

Total Goodwill	$281,616	$(8,666)	$272,950

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3)	Summary of Significant Accounting Policies—(Continued)

	Goodwill		Goodwill at
	October 31,	Reclass to assets	October 31, 2004-Restated
	2003-Restated (Note 2)	held for sale	(Note 2)
Central Division — Funeral	$116,992	$(111)	$116,881
Western Division — Funeral	—	—	—
Eastern Division — Funeral	17,914	(862)	17,052
Southern Division Florida — Funeral	45,889	310	46,199
All Other-Funeral (1)	17,129	442	17,571

Total Funeral Goodwill	$197,924	$(221)	$197,703

Central Division — Cemetery	$49,787	$—	$49,787
Western Division — Cemetery	—	—	—
Eastern Division — Cemetery	25,239	—	25,239
Southern Division Florida — Cemetery	—	—	—
All Other-Cemetery (1)	—	—	—

Total Cemetery Goodwill	$75,026	$—	$75,026

Total Goodwill	$272,950	$(221)	$272,729

(1) All other includes the Company’s operations in Puerto Rico.
(i)	Foreign Currency Translation
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Summary of Significant Accounting Policies—(Continued)

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Net earnings (loss)	$36,692	$(18,032)	$(180,797)
Stock-based employee compensation expense included in reported net earnings, net of tax	403	—	—
Stock-based employee compensation expense determined under fair value-based method, net of tax	(1,870)	(2,932)	(4,527)

Pro forma net earnings (loss)	$35,225	$(20,964)	$(185,324)

Net earnings (loss) per common share:
Basic — as reported	$.34	$(.17)	$(1.68)

Basic — pro forma	$.33	$(.19)	$(1.72)

Diluted — as reported	$.34	$(.17)	$(1.67)

Diluted — pro forma	$.33	$(.19)	$(1.71)

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
     Commissions and other direct costs that vary with and are primarily related to the acquisition of new prearranged funeral service sales and prearranged funeral merchandise sales are deferred and amortized as the contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged funeral services are expensed in the period in which incurred. See Note 28 for a discussion of the 2005 change in accounting principle related to preneed selling costs.
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
     Commissions and other direct costs that vary with and are primarily related to the acquisition of new prearranged cemetery service sales and prearranged cemetery merchandise sales are deferred and amortized as the contracts are delivered in accordance with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” Indirect costs of marketing prearranged cemetery merchandise and services are expensed in the period in which incurred. See Note 28 for a discussion of the 2005 change in accounting principle related to preneed selling costs.
     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust or escrow accounts. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of cemetery services, the Company is generally required to place in trust 70 percent to 90 percent of each installment received. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and services trust or escrow accounts until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Withdrawals from preneed funeral and cemetery merchandise and service trusts are made when state laws allow the Company to withdraw such funds. Based on various state statutes, the Company is sometimes allowed to withdraw a portion of the trust assets prior to the service or merchandise being delivered. Although the Company is allowed to withdraw cash prior to the delivery, the Company defers the revenue associated with such early withdrawals until the underlying contracts are delivered.
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
     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount to be placed in trust for that contract. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by cemetery perpetual care funds. Earnings from perpetual care trust funds are recognized as cemetery revenue when the earnings are distributable from the trusts based on state laws. Investment earnings are considered realized in the perpetual care trusts when dividends are received on common stocks, when investment income is received on fixed income securities and when capital gains and losses are realized through sale of securities.

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
     (n) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. The valuation allowance is attributed primarily to capital losses and tax basis in unliquidated subsidiaries for which the Company does not expect to receive a benefit. For additional information, see Note 21.
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
     (s) Reclassifications
     Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements. All businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and fiscal year 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods. See Note 16 for a discussion of discontinued operations.
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
     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — An Amendment of FASB Statements No. 66 and 67,” which states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The adoption of SFAS No. 152 is not expected to have any impact on the Company’s current financial condition or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.
     In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Change in Accounting Principles and New Accounting Principles—(Continued)
share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company is adopting this statement in the first quarter of fiscal year 2006.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Funeral Activities—(Continued)
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2004 are as follows:

October 31, 2004
Trust assets	$439,625
Receivables from customers	64,183

Preneed funeral receivables and trust investments	$$503,808

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

$25,214

     During the six months ended October 31, 2004 (as FIN 46R became effective on April 30, 2004), purchases and sales of available for sale securities were $24,525 and $25,544, respectively. These sales resulted in realized gains and losses of $1,165 and $2,411, respectively. Reflected in other comprehensive income for the year ended October 31, 2004 was a $7,989 decrease in net unrealized losses associated with the available for sale securities of the cemetery perpetual care trust and a corresponding ($7,989) reclassified to non-controlling interest.
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

Year Ended
October 31, 2004
Non-controlling interest:
Realized gains	$16,398
Realized losses	(18,027)
Interest income, dividends and other ordinary income	11,827
Trust expenses and income taxes	(5,887)

Net trust investment income	4,311
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(3,206)
Interest expense related to non-controlling interest in perpetual care trust investments	(1,105)

Total non-controlling interest	—
Investment and other income, net (1)	178

Total investment and other income, net	$178

(1)	Investment and other income, net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(9) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)
     Amounts due from preneed funeral trust and escrow accounts as of October 31, 2003 were comprised of the following investments:

October 31,
2003
U.S. Government, agencies and municipalities	$3,205
Corporate bonds	27,108
Preferred stocks	65,918
Common stocks	235,298
Money market funds and other short-term investments	186,085
Mutual funds	21,264
Insurance contracts	6,279
Less trust investments of assets held for sale	(15,462)

Total value at cost	529,695
Net unrealized depreciation	(79,912)

Total value at market	$449,783

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(9) Prearranged Receivables and Prearranged Deferred Revenue—(Continued)
     Amounts due from preneed cemetery merchandise trust and escrow accounts were comprised of the following investments:

October 31,
2003
U.S. Government, agencies and municipalities	$676
Corporate bonds	14,057
Preferred stocks	31,510
Common stocks	113,323
Money market funds and other short-term investments	69,714
Mutual funds	4,111
Insurance contracts	142
Less trust investments of assets held for sale	(1,204)

Total value at cost	232,329
Net unrealized depreciation	(44,859)

Total value at market	$187,470

     The total finance charges earned related to preneed funeral and cemetery merchandise and services, as well as preneed cemetery property, amounted to $16,944 and $17,881 for fiscal years 2003 and 2002, respectively. Finance charges earned are included in funeral and cemetery revenue.
Prearranged Deferred Revenue
     Prearranged deferred revenue was comprised of the following:

October 31,
2003
(Restated)
(Note 2)
Prearranged deferred funeral service and merchandise revenue	$841,299
Prearranged deferred cemetery property, merchandise and service revenue	510,526
Valuation allowance	(4,500)

Net prearranged deferred revenue	$1,347,325

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
(10) Cemetery Perpetual Care Trusts—(Continued)

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

(11) Cash and Cash Equivalents
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

	October 31,
	2004	2003
Cash	$21,511	$18,574
Cash equivalents	3	11

	$21,514	$18,585

(12) Marketable Securities
     The market value of marketable securities as of October 31, 2004 and 2003 was $1,297 and $2,346, respectively, which included gross unrealized gains of $0 and $13 and gross unrealized losses of $0 and $1,277, respectively, for fiscal years 2004 and 2003. The Company realized net losses on marketable securities of $101, $1,100 and $0 for the years ended October 31, 2004, 2003 and 2002, respectively. The cost of securities sold was determined by using the average cost method.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Receivables

	October 31,
	2004	2003
Current receivables are summarized as follows:

Installment contracts due within one year	$37,261	$35,703
Income tax receivables	15,224	49,096
Trade and other receivables	16,349	17,297
Allowance for sales cancellations and doubtful accounts	(5,523)	(4,534)
Amounts to be collected for cemetery perpetual care trusts	(2,952)	(2,671)

	60,359	94,891
Funeral receivables	8,774	10,638

Net current receivables	$69,133	$105,529

Long-term receivables are summarized as follows:

Installment contracts due beyond one year	$93,759	$88,135
Allowance for sales cancellations and doubtful accounts	(8,022)	(5,590)
Amounts to be collected for cemetery perpetual care trusts	(7,045)	(6,369)

Net long-term receivables	$78,692	$76,176

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
     The Company’s receivables as of October 31, 2004 are expected to mature as follows:

Years ending October 31,
2005	$69,133
2006	12,661
2007	11,263
2008	12,743
2009	10,593
Thereafter	31,432

$147,825

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2004	2003
Developed cemetery property	$12,437	$12,348
Merchandise and supplies	23,737	25,225

	$36,174	$37,573

     Cemetery property is comprised of the following:

	October 31,
	2004	2003
Developed cemetery property	$94,065	$97,057
Undeveloped cemetery property	272,809	272,670

	$366,874	$369,727

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
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Revenues:
Funeral	$—	$250,548	$20,691	$—	$271,239
Cemetery	—	199,023	23,804	—	222,827

	—	449,571	44,495	—	494,066

Costs and expenses:
Funeral	—	189,495	13,003	—	202,498
Cemetery	—	158,516	18,040	—	176,556

	—	348,011	31,043	—	379,054

Gross profit	—	101,560	13,452	—	115,012
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)
Separation charges	(1,853)	(1,560)	(22)	—	(3,435)
Gains on dispositions and impairment (losses), net	(300)	(1,523)	1,619	—	(204)
Other operating income, net	160	1,729	223	—	2,112

Operating earnings (loss)	(19,090)	100,206	15,272	—	96,388
Interest income (expense)	34,097	(78,807)	(2,625)	—	(47,335)
Investment and other income, net	178	—	—	—	178
Equity in subsidiaries	26,880	—	—	(26,880)	—

Earnings from continuing operations before income taxes	42,065	21,399	12,647	(26,880)	49,231
Income taxes	5,373	8,548	4,288	—	18,209

Earnings from continuing operations	36,692	12,851	8,359	(26,880)	31,022

Discontinued operations:
Earnings from discontinued operations before income taxes	—	3,213	621	—	3,834
Income tax benefit	—	(1,836)	—	—	(1,836)

Earnings from discontinued operations	—	5,049	621	—	5,670

Net earnings	36,692	17,900	8,980	(26,880)	36,692
Other comprehensive income, net	1,428	—	—	—	1,428

Comprehensive income	$38,120	$17,900	$8,980	$(26,880)	$38,120

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated) — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Revenues:
Funeral	$—	$249,027	$20,082	$—	$269,109
Cemetery	—	183,889	25,485	—	209,374

	—	432,916	45,567	—	478,483

Costs and expenses:
Funeral	—	197,411	12,878	—	210,289
Cemetery	—	151,250	18,301	—	169,551

	—	348,661	31,179	—	379,840

Gross profit	—	84,255	14,388	—	98,643
Corporate general and administrative expenses	(17,733)	—	—	—	(17,733)
Separation charges	(2,450)	—	—	—	(2,450)
Gains on dispositions and impairment (losses), net	300	(6,913)	(3,593)	—	(10,206)
Other operating income, net	161	1,615	307	—	2,083

Operating earnings (loss)	(19,722)	78,957	11,102	—	70,337
Interest income (expense)	24,203	(75,192)	(2,654)	—	(53,643)
Loss on early extinguishment of debt	(11,289)	—	—	—	(11,289)
Investment and other income (expense), net	(814)	65	—	—	(749)
Equity loss in subsidiaries	(13,056)	—	—	13,056	—

Earnings (loss) from continuing operations before income taxes.	(20,678)	3,830	8,448	13,056	4,656
Income tax expense (benefit)	(2,646)	1,754	4,483	—	3,591

Earnings (loss) from continuing operations	(18,032)	2,076	3,965	13,056	1,065

Discontinued operations:
Loss from discontinued operations before income taxes	—	(18,246)	(2,572)	—	(20,818)
Income tax benefit	—	(1,721)	—	—	(1,721)

Loss from discontinued operations	—	(16,525)	(2,572)	—	(19,097)

Net earnings (loss)	(18,032)	(14,449)	1,393	13,056	(18,032)
Other comprehensive income, net	1,692	—	—	—	1,692

Comprehensive income (loss)	$(16,340)	$(14,449)	$1,393	$13,056	$(16,340)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated) — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Revenues:
Funeral	$—	$252,533	$58,768	$—	$311,301
Cemetery	—	189,643	25,346	—	214,989

	—	442,176	84,114	—	526,290

Costs and expenses:
Funeral	—	193,429	46,295	—	239,724
Cemetery	—	151,234	23,295	—	174,529

	—	344,663	69,590	—	414,253

Gross profit	—	97,513	14,524	—	112,037
Corporate general and administrative expenses	(17,261)	—	—	—	(17,261)
Gains on dispositions and impairment (losses), net	—	(688)	(17,812)	—	(18,500)
Other operating income, net	1,223	857	455	—	2,535

Operating earnings (loss)	(16,038)	97,682	(2,833)	—	78,811
Interest income (expense)	52,306	(86,959)	(27,327)	—	(61,980)
Investment and other income, net	485	290	19	—	794
Equity loss in subsidiaries	(208,390)	—	—	208,390	—

Earnings (loss) from continuing operations before income taxes	(171,637)	11,013	(30,141)	208,390	17,625
Income tax expense (benefit)	9,160	(5,962)	3,326	—	6,524

Earnings (loss) from continuing operations	(180,797)	16,975	(33,467)	208,390	11,101

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	1,973	(94)	—	1,879
Income taxes	—	687	—	—	687

Earnings (loss) from discontinued operations	—	1,286	(94)	—	1,192

Earnings (loss) before cumulative effect of change in accounting principle	(180,797)	18,261	(33,561)	208,390	12,293
Cumulative effect of change in accounting principle	—	(184,539)	(8,551)	—	(193,090)

Net loss	(180,797)	(166,278)	(42,112)	208,390	(180,797)
Other comprehensive income, net	26,161	1,310	26,957	(28,267)	26,161

Comprehensive loss	$(154,636)	$(164,968)	$(15,155)	$180,123	$(154,636)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated) — (Continued)

	Condensed Consolidating Balance Sheets
	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	19,207	42,450	7,476	—	69,133
Inventories	389	29,362	6,423	—	36,174
Prepaid expenses	822	2,117	14	—	2,953
Deferred income taxes, net	2,263	5,411	—	—	7,674
Assets held for sale	—	7,393	3,100	—	10,493

Total current assets	36,234	94,374	18,630	—	149,238
Receivables due beyond one year, net of allowances	98	57,086	21,508	—	78,692
Preneed funeral receivables and trust investments	—	487,840	15,968	—	503,808
Preneed cemetery receivables and trust investments	—	232,493	25,683	—	258,176
Goodwill	—	247,567	25,162	—	272,729
Deferred preneed selling costs	—	237,825	15,535	—	253,360
Cemetery property, at cost	—	341,233	25,641	—	366,874
Property and equipment, at cost	31,845	426,969	32,485	—	491,299
Less accumulated depreciation	17,273	162,434	9,845	—	189,552

Net property and equipment	14,572	264,535	22,640	—	301,747
Deferred income taxes, net	12,808	67,198	13,008	—	93,014
Cemetery perpetual care trust investments.	—	210,267	—	—	210,267
Other assets	8,835	13,560	1,208	—	23,603
Equity in subsidiaries	11,761	5,353	—	(17,114)	—

Total assets	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	8,452	323	—	9,865
Accrued expenses and other current liabilities	17,992	39,680	6,097	—	63,769
Liabilities associated with assets held for sale	—	4,777	1,714	—	6,491

Total current liabilities	20,807	52,909	8,134	—	81,850
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,022,830)	973,226	49,604	—	—
Deferred preneed funeral revenue	—	250,556	46,772	—	297,328
Deferred preneed cemetery revenue	—	247,211	33,359	—	280,570
Non-controlling interest in funeral and cemetery trusts	—	627,344	—	—	627,344
Other long-term liabilities	10,269	2,196	—	—	12,465
Negative equity in subsidiaries	103,004	—	—	(103,004)	—

Total liabilities	(503,670)	2,153,442	167,869	(103,004)	1,714,637

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	480,426	(103,430)	17,062	86,368	480,426
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	587,978	(103,004)	17,114	85,890	587,978

Total liabilities and shareholders’ equity	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated) — (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$18,975	$(478)	$88	$—	$18,585
Marketable securities	1,048	26	1,272	—	2,346
Receivables, net of allowances	41,826	57,728	5,975	—	105,529
Inventories	325	30,814	6,434	—	37,573
Prepaid expenses	713	2,141	37	—	2,891
Deferred income taxes, net	1,434	4,408	—	—	5,842
Assets held for sale	—	39,812	1,604	—	41,416

Total current assets	64,321	134,451	15,410	—	214,182
Receivables due beyond one year, net of allowances	147	51,569	24,460	—	76,176
Prearranged receivables, net	—	849,505	42,142	—	891,647
Goodwill	—	246,116	26,834	—	272,950
Deferred preneed selling costs	—	226,476	16,785	—	243,261
Cemetery property, at cost	—	346,494	23,233	—	369,727
Property and equipment, at cost	31,697	418,958	35,473	—	486,128
Less accumulated depreciation	16,942	148,856	10,580	—	176,378

Net property and equipment	14,755	270,102	24,893	—	309,750
Deferred income taxes, net	17,653	71,970	14,537	—	104,160
Other assets	14,097	15,576	472	—	30,145
Equity in subsidiaries	2,781	5,353	—	(8,134)	—

Total assets	$113,754	$2,217,612	$188,766	$(8,134)	$2,511,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,935	$—	$—	$—	$13,935
Accounts payable	348	7,333	383	—	8,064
Accrued expenses and other current liabilities	20,565	37,928	3,901	—	62,394
Liabilities associated with assets held for sale	—	21,140	1,948	—	23,088

Total current liabilities	34,848	66,401	6,232	—	107,481
Long-term debt, less current maturities	458,180	—	30,000	—	488,180
Intercompany payables, net	(1,064,019)	998,193	65,826	—	—
Prearranged deferred revenue, net	—	1,268,751	78,574	—	1,347,325
Other long-term liabilities	11,110	5,171	—	—	16,281
Equity in subsidiaries	120,904	—	—	(120,904)	—

Total liabilities	(438,977)	2,338,516	180,632	(120,904)	1,959,267

Common stock	107,727	426	52	(478)	107,727
Other	446,765	(121,330)	8,082	113,248	446,765
Accumulated other comprehensive loss	(1,761)	—	—	—	(1,761)

Total shareholders’ equity	552,731	(120,904)	8,134	112,770	552,731

Total liabilities and shareholders’ equity	$113,754	$2,217,612	$188,766	$(8,134)	$2,511,998

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Net cash provided by operating activities	$56,549	$17,668	$19,439	$—	$93,656

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,121	—	—	—	1,121
Proceeds from sale of assets, net	(1,474)	20,549	700	—	19,775
Additions to property and equipment	(4,256)	(15,489)	(678)	—	(20,423)
Other	—	85	(31)	—	54

Net cash provided by (used in) investing activities	(4,609)	5,145	(9)	—	527

Cash flows from financing activities:
Repayments of long-term debt	(85,310)	—	—	—	(85,310)
Intercompany receivables (payables)	33,892	(14,710)	(19,182)	—	—
Issuance of common stock	13,413	—	—	—	13,413
Purchase and retirement of common stock	(19,349)	—	—	—	(19,349)
Other	(8)	—	—	—	(8)

Net cash used in financing activities	(57,362)	(14,710)	(19,182)	—	(91,254)

Net increase (decrease) in cash	(5,422)	8,103	248	—	2,929
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$13,553	$7,625	$336	$—	$21,514

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Net cash provided by (used in) operating activities	$(1,768)	$44,795	$14,102	$—	$57,129

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	550	—	550
Proceeds from sale of assets, net	(1,070)	3,411	—	—	2,341
Additions to property and equipment	(2,783)	(14,967)	(689)	—	(18,439)
Other	—	199	(14)	—	185

Net cash used in investing activities	(3,853)	(11,357)	(153)	—	(15,363)

Cash flows from financing activities:
Proceeds from long-term debt	155,000	—	—	—	155,000
Repayments of long-term debt	(203,164)	—	—	—	(203,164)
Intercompany receivables (payables)	51,215	(37,125)	(14,090)	—	—
Debt issue costs	(816)	—	—	—	(816)
Issuance of common stock	582	—	—	—	582
Purchase and retirement of common stock	(2,973)	—	—	—	(2,973)

Net cash used in financing activities	(156)	(37,125)	(14,090)	—	(51,371)

Net decrease in cash	(5,777)	(3,687)	(141)	—	(9,605)
Cash and cash equivalents, beginning of period	24,752	3,209	229	—	28,190

Cash and cash equivalents, end of period	$18,975	$(478)	$88	$—	$18,585

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Restated)—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Net cash provided by operating activities	$56,082	$32,498	$1,909	$—	$90,489

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	169	—	169
Proceeds from sale of assets, net	61,887	7,916	—	—	69,803
Additions to property and equipment	(2,552)	(15,197)	(881)	—	(18,630)
Other	1,391	378	316	—	2,085

Net cash provided by (used in) investing activities	60,726	(6,903)	(396)	—	53,427

Cash flows from financing activities:
Repayments of long-term debt	(138,390)	—	(1,112)	—	(139,502)
Intercompany receivables (payables)	22,939	(16,750)	(6,189)	—	—
Issuance of common stock	858	—	—	—	858

Net cash used in financing activities	(114,593)	(16,750)	(7,301)	—	(138,644)

Effect of exchange rates on cash and cash equivalents	—	—	(205)	—	(205)

Net increase (decrease) in cash	2,215	8,845	(5,993)	—	5,067
Cash and cash equivalents, beginning of period	22,537	(5,636)	6,222	—	23,123

Cash and cash equivalents, end of period	$24,752	$3,209	$229	$—	$28,190

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
     In fiscal year 2003, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Company. In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, it did not meet all of the criteria in SFAS No. 144 for classification as discontinued operations or assets held for sale until the first quarter of fiscal year 2004. As discussed in Note 3(s), all businesses sold in fiscal year 2003 (the year of initial adoption of SFAS No. 144), fiscal year 2004 and fiscal year 2005 have been classified as discontinued operations in fiscal years 2000 through 2004 in this Form 10-K/A Amendment No. 3. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods. As required by the Company’s previous credit agreement, the Company has used substantially all of the proceeds from the sale of assets and businesses, which was approximately $22,617 in fiscal year 2004, to reduce its debt.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16) Discontinued Operations, Assets Held for Sale and Impairment Charges (Restated)—(Continued)
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2004 and 2003 and the operating results of the discontinued operations for the years ended October 31, 2004, 2003 and 2002, respectively, are as follows:

	October 31,
	2004	2003
	(Restated)	(Restated)
	(Note 2)	(Note 2)
Assets
Receivables, net of allowances	$519	$662
Inventories and other current assets	1,093	2,594
Net property and equipment	3,851	12,812
Preneed funeral receivables and trust investments	2,433	—
Preneed cemetery receivables and trust investments	1,283	—
Prearranged receivables, net	—	18,457
Deferred charges and other assets	1,314	6,854
Cemetery property	—	37

Assets held for sale	$10,493	$41,416

Liabilities
Deferred income taxes, net	$188	$1,843
Deferred preneed funeral revenue	2,384	—
Deferred preneed cemetery revenue	705	—
Non-controlling interest in funeral and cemetery trusts	3,214	—
Prearranged deferred revenue, net	—	21,245

Liabilities associated with assets held for sale	$6,491	$23,088

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2))
Revenue:
Funeral	$11,471	$18,331	$19,974
Cemetery	1,235	1,005	916

	$12,706	$19,336	$20,890

Gross profit:
Funeral	$783	$983	$1,738
Cemetery	445	42	59

	1,228	1,025	1,797
Gains on dispositions and impairment (losses), net	2,426	(21,624)	—
Other operating income (expense), net	180	(219)	82

Earnings (loss) from discontinued operations before income taxes	$3,834	$(20,818)	$1,879

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
(18) Long-term Debt-(Continued)
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
(18) Long-term Debt-(Continued)
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
(18) Long-term Debt-(Continued)
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
(20) Reconciliation of Basic and Diluted Per Share Data

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Reconciliation of Basic and Diluted Per Share Data (Restated)—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2004—Restated (Note 2)
Earnings from continuing operations	$31,022

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$31,022	107,522	$.29

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	637

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$31,022	108,159	$.29

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2003—Restated (Note 2)
Earnings from continuing operations	$1,065

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$1,065	108,220	$.01

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	10

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised	$1,065	108,230	$.01

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2002—Restated (Note 2)
Earnings from continuing operations before cumulative effect of change in accounting principle	$11,101

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$11,101	107,861	$.10

Effect of dilutive securities:
Time-vest stock options assumed exercised	—	438

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised	$11,101	108,299	$.10

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Reconciliation of Basic and Diluted Per Share Data (Restated)—(Continued)
     Options to purchase 100,247 shares of common stock at a price of $6.96 per share were outstanding during the year ended October 31, 2004 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on April 12, 2005. Options to purchase 437,656 shares at prices ranging from $16.00 to $27.25 per share were outstanding during the year ended October 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expired on July 31, 2004.
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
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2004, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(21) Income Taxes (Restated)
     Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and
Year Ended October 31,	Possessions	State	Foreign	Totals
2004:
Current tax expense–Restated (Note 2)	$4,477	$2,593	$—	$7,070
Deferred tax expense–Restated (Note 2)	10,787	352	—	11,139

	$15,264	$2,945	$—	$18,209

2003:
Current tax expense (benefit)–Restated (Note 2)	$(33,486)	$2,012	$—	$(31,474)
Deferred tax expense (benefit)–Restated (Note 2)	35,132	(67)	—	35,065

	$1,646	$1,945	$—	$3,591

2002:
Current tax expense–Restated (Note 2)	$1,020	$2,000	$—	$3,020
Deferred tax expense–Restated (Note 2)	1,680	1,824	—	3,504

	$2,700	$3,824	$—	$6,524

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Income Taxes (Restated)—(Continued)

	Discontinued Operations
	U.S. and
Year Ended October 31,	Possessions	State	Foreign	Totals
2004:
Current tax expense-Restated (Note 2)	$513	$22	$—	$535
Deferred tax expense (benefit)-Restated (Note 2)	(2,391)	20	—	(2,371)

	$(1,878)	$42	$—	$(1,836)

2003:
Current tax expense- Restated (Note 2)	$282	$24	$—	$306
Deferred tax benefit-Restated (Note 2)	(2,027)	—	—	(2,027)

	$(1,745)	$24	$—	$(1,721)

2002:
Current tax expense-Restated (Note 2)	$631	$56	$—	$687
Deferred tax expense-Restated (Note 2)	—	—	—	—

	$631	$56	$—	$687

     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	3.89	27.16	18.45
U. S. possession income tax	1.77	10.44	.88
Foreign tax rate differential	—	—	(4.11)
Nondeductible expenses and other	.59	7.30	1.17
Dividend exclusion	(2.38)	(40.22)	(11.06)
Basis adjustment on sale of businesses	.11	(13.42)	(3.31)
Valuation allowance	(1.99)	50.90	—

Effective tax rate	36.99%	77.16%	37.02%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Income Taxes (Restated)—(Continued)
     Deferred tax assets and liabilities consist of the following:

	October 31,
	2004	(2003)
	(Restated)	(Restated)
	(Note 2)	(Note 2)
Deferred tax assets:
Accrued expenses	$2,414	$276
Allowance for sales cancellations and doubtful accounts	3,765	2,593
Capital loss carryover	9,484	11,920
Deductible foreign taxes	2,542	2,542
Deferred preneed sales and expenses	107,703	111,407
Deferred compensation	3,324	2,832
Foreign tax credit	1,778	1,385
Inventory writedown	1,068	1,068
Lease obligations	557	866
Loss on worthless stock	3,542	—
Loss on impairment of assets held for sale	9,161	18,247
Net operating loss carryover	4,013	2,762
Non compete amortization	5,377	6,349
Other	2,659	3,247
State income taxes	24,383	24,265
U.S. possession income tax	10,182	11,534

	191,952	201,293
Valuation allowance	(9,744)	(11,985)

	182,208	189,308

Deferred tax liabilities:
Depreciation	2,808	1,366
Goodwill amortization	10,259	9,119
Partnership interest	2,037	2,037
Purchase accounting adjustments	66,604	68,627

	81,708	81,149

	$100,500	$108,159

Deferred tax liability included in liabilities associated with assets held for sale	188	1,843

	$100,688	$110,002

Current net deferred asset	$7,674	$5,842
Long-term net deferred asset	93,014	104,160

	$100,688	$110,002

     For the year ended October 31, 2002, the Company’s loss before income taxes generated from properties in foreign jurisdictions was $31,007. The Company has a capital loss carryforward of $27,096 that is available until the end of fiscal year 2007.
     As discussed in Note 16, in the fourth quarter of fiscal year 2003, the Company recorded an impairment of long-lived assets. Based on its assessment of the probability of realizing the $15,938 in tax benefits associated with the potential losses generated from the impairment, the Company determined that an $11,985 tax valuation allowance was appropriate. The $11,985 valuation allowance was required because the Company anticipated the majority of sales would generate capital losses due to the expected nature of the sales transactions. The Company believed it would likely not generate sufficient capital gains over the relevant time period against which it could offset these future capital losses given the existing capital loss carryforwards it already has available to it. Sales completed in 2004 generated primarily ordinary losses based on the type of sale transaction (asset sale). A tax benefit was recorded in 2004 for these sales. Upon completion of the asset sales, the entire book basis was removed, but there remained a tax basis in the stock of the unliquidated subsidiary. Therefore, the Company has recorded a full

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amount
(21) Income Taxes (Restated)—(Continued)
valuation allowance against the associated tax benefit of the remaining tax basis in these subsidiaries because it is not likely that it will realize a tax benefit upon the liquidation of the subsidiaries. Accordingly, the valuation allowance as of October 31, 2004 was reduced to $9,744.
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
(22) Benefit Plans-(Continued)
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
(22) Benefit Plans-(Continued)
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
(22) Benefit Plans-(Continued)
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Benefit Plans-(Continued)

		Year Ended October 31,
		2004	2003	(2002)
		(Restated)	(Restated	(Restated)
		(Note 2)	(Note 2)	(Note 2)
		(Unaudited)
Net earnings (loss)	- as reported	$36,692	$(18,032)	$(180,797)
	- pro forma	35,225	(20,964)	(185,324)

Basic earnings (loss) per common share	- as reported	$.34	$(.17)	$(1.68)
	- pro forma	.33	(.19)	(1.72)

Diluted earnings (loss) per common share	- as reported	$.34	$(.17)	$(1.67)
	- pro forma	.33	(.19)	(1.71)
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
(24) Segment Data (Restated)
     The Company has re-evaluated its application of SFAS No. 131 and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments, funeral and cemetery. The Company’s restated presentation of segment data reflects 11 operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. All Other consists of the Company’s operations in Puerto Rico in 2004 and 2003 and its operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in 2002. The Company sold its operations in Spain, Portugal, France, Canada and Argentina in 2002. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)
the same.
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
     The eleventh operating segment is the corporate trust management segment. The corporate trust management segment includes (i) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (ii) fee income related to the Company’s wholly-owned subsidiary, Investor’sTrust, Inc., “ITI.” Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers. These trust assets and the earnings on the trust assets are described in detail in Notes 5, 6, 7, and 8.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)
     Goodwill is allocated by specific identification by the reporting unit level aggregated to the operating and reportable segment level.
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
     As discussed in Note 28, effective for the fourth quarter of fiscal year 2005, the Company reorganized its operating divisions. The reorganization consolidated operations from four operating divisions to two: Eastern and Western. As a result, the Company revised its operating and reportable segments in the fourth quarter of fiscal year 2005.
     For a discussion of discontinued operations, see Note 16. The table below presents information about reported segments for the fiscal years ended October 31, 2004, 2003 and 2002 for the Company’s continuing operations only:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)

	Funeral Revenue			Cemetery Revenue (1)			Total Revenue
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$83,745	$84,374	$87,301	$77,121	$71,670	$77,356	$160,866	$156,044	$164,657

Western Division	60,159	58,287	58,093	12,927	10,426	10,991	73,086	68,713	69,084

Eastern Division	51,599	52,418	51,501	65,636	61,070	61,010	117,235	113,488	112,511
Southern Division — Florida	43,754	42,964	44,050	41,701	38,416	36,278	85,455	81,380	80,328
All Other (2)	13,293	13,281	52,134	14,810	17,215	19,712	28,103	30,496	71,846

Corporate Trust Management (3)	18,689	17,785	18,222	10,632	10,577	9,642	29,321	28,362	27,864

Total	$271,239	$269,109	$311,301	$222,827	$209,374	$214,989	$494,066	$478,483	$526,290

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$22,536	$19,642	$23,806	$16,920	$14,390	$18,569	$39,456	$34,032	$42,375

Western Division	8,808	7,331	7,665	2,298	57	112	11,106	7,388	7,777

Eastern Division	10,533	9,931	9,919	9,414	7,643	7,977	19,947	17,574	17,896
Southern Division — Florida	6,706	3,013	5,058	7,178	5,376	4,681	13,884	8,389	9,739

All Other (2)	2,008	1,565	7,331	414	2,329	38	2,422	3,894	7,369

Corporate Trust Management (3)	18,150	17,338	17,798	10,047	10,028	9,083	28,197	27,366	26,881

Total	$68,741	$58,820	$71,577	$46,271	$39,823	$40,460	$115,012	$98,643	$112,037

	Net Preneed Funeral Merchandise			Net Preneed Cemetery Merchandise			Net Total Preneed Merchandise
	and Service Sales (4)			and Service Sales (4)			and Service Sales (4)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$21,550	$21,130	$16,592	$14,307	$14,307	$15,860	$35,857	$35,437	$32,452

Western Division	26,643	24,172	24,216	3,755	3,592	3,130	30,398	27,764	27,346

Eastern Division	17,338	15,741	18,490	27,778	26,772	27,307	45,116	42,513	45,797
Southern Division — Florida	18,482	15,385	12,160	12,802	13,026	12,000	31,284	28,411	24,160

All Other (2)	4,304	4,292	4,319	3,747	4,264	4,086	8,051	8,556	8,405

Total	$88,317	$80,720	$75,777	$62,389	$61,961	$62,383	$150,706	$142,681	$138,160

	Depreciation and Amortization-			Depreciation and Amortization-			Depreciation and Amortization-
	Funeral			Cemetery			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$7,210	$7,879	$7,732	$6,167	$6,164	$6,271	$13,377	$14,043	$14,003

Western Division	5,641	6,012	5,778	1,645	1,525	1,367	7,286	7,537	7,145

Eastern Division	4,085	4,191	3,835	7,353	7,111	6,937	11,438	11,302	10,772
Southern Division — Florida	5,588	5,629	5,581	3,497	3,766	3,858	9,085	9,395	9,439

All Other (2)	1,250	1,579	3,093	1,163	1,137	1,450	2,413	2,716	4,543

Reconciling Items (5)							4,822	4,213	4,192

Total							$48,421	$49,206	$50,094

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)

	Additions to Long-Lived Assets-			Additions to Long-Lived Assets-			Additions to Long-Lived Assets-
	Funeral (6)			Cemetery (6)			Total (6)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$2,585	$2,485	$2,650	$5,298	$4,911	$5,751	$7,883	$7,396	$8,401

Western Division	2,664	1,971	2,142	1,229	2,365	1,140	3,893	4,336	3,282

Eastern Division	2,907	2,643	2,445	3,638	2,698	3,751	6,545	5,341	6,196
Southern Division — Florida	1,146	1,525	1,252	3,382	2,705	1,814	4,528	4,230	3,066
All Other (2)	327	354	619	2,133	2,157	1,764	2,460	2,511	2,383

Reconciling Items (5)							5,405	4,390	4,670

Total							$30,714	$28,204	$27,998

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	2004	2003 (7)	2004	2003 (7)	2004	2003 (7)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$274,029	$282,584	$340,994	$257,791	$615,023	$540,375

Western Division	91,579	113,084	56,837	49,132	148,416	162,216

Eastern Division	78,333	75,298	347,286	289,775	425,619	365,073
Southern Division — Florida	158,725	166,932	297,157	262,462	455,882	429,394

All Other (2)	60,921	64,432	75,318	83,520	136,239	147,952
Corporate Trust Management	439,625	529,695	194,008	232,329	633,633	762,024

Reconciling Items (5)					96,696	104,964

Total					$2,511,508	$2,511,998

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$116,881	$116,992	$49,787	$49,787	$166,668	$166,779

Western Division	—	—	—	—	—	—

Eastern Division	17,052	17,914	25,239	25,239	42,291	43,153
Southern Division - Florida	46,199	45,889	—	—	46,199	45,889

All Other (2)	17,571	17,129	—	—	17,571	17,129

Total	$197,703	$197,924	$75,026	$75,026	$272,729	$272,950

	Assets held for Sale-Funeral		Assets held for Sale-Cemetery		Assets held for Sale-Total
	2004	2003	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Central Division	$300	$4,641	$—	$—	$300	$4,641

Western Division	162	8,181	—	785	162	8,966

Eastern Division	—	3,811	1,661	875	1,661	4,686
Southern Division - Florida	1,959	3,827	97	133	2,056	3,960

All Other (2)	3,100	2,497	—	—	3,100	2,497
Corporate Trust Management	2,028	15,462	1,186	1,204	3,214	16,666

Total	$7,549	$38,419	$2,944	$2,997	$10,493	$41,416

(1) Perpetual care trust earnings are included in the revenue and gross profit data of the related geographic segment and amounted to $6,396, $7,887 and $11,255 for fiscal years 2004, 2003 and 2002, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)

2)	All Other represents the Company’s operations in Puerto Rico in fiscal years 2004 and 2003 and its operations in Puerto Rico, Spain, Portugal, France, Canada and Argentina in fiscal year 2002. The Company sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

(3)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2004, 2003 and 2002 were $5,543, $5,218 and $4,745, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2004, 2003 and 2002 were $13,146, $12,567 and $13,477, respectively. Trust management fees included in cemetery revenue for 2004, 2003 and 2002 were $4,731, $4,369 and $3,594, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2004, 2003 and 2002 were $5,901, $6,208 and $6,048, respectively.

(4)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.

(5)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(6)	Long-lived assets include cemetery property and net property and equipment.

(7)	In fiscal year 2003, the Company recorded a charge of $31,830 for the impairment of certain long-lived assets related to its December 2003 divestiture plan. This impairment charge was reflected in the following operating and reportable segments: Central division funeral, Central division cemetery, Western division funeral, Eastern division funeral, Eastern division cemetery, Southern division-Florida funeral, Southern division-Florida cemetery, All Other division funeral and corporate assets.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the fiscal years ended October 31, 2004, 2003 and 2002, is as follows:

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Gross profit for reportable segments	$115,012	$98,643	$112,037
Corporate general and administrative expenses	(17,097)	(17,733)	(17,261)
Separation charges	(3,435)	(2,450)	—
Gains on dispositions and impairment (losses), net	(204)	(10,206)	(18,500)
Other operating income, net	2,112	2,083	2,535
Interest expense	(47,335)	(53,643)	(61,980)
Loss on early extinguishment of debt	—	(11,289)	—
Investment and other income (expense), net	178	(749)	794

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$49,231	$4,656	$17,625

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Segment Data (Restated)—(Continued)

	U.S. and
	Possessions (1)	Foreign (2)	Consolidated
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Revenues from external customers
October 31, 2004	$494,066	—	$494,066
October 31, 2003	$478,483	—	$478,483
October 31, 2002	$483,795	42,495	$526,290

Gross profit
October 31, 2004	$115,012	—	$115,012
October 31, 2003	$98,643	—	$98,643
October 31, 2002	$106,789	5,248	$112,037

(1)	Includes the Company’s operations in the United States and Puerto Rico.

(2)	Foreign revenue is based on the country in which the sales originate. The Company sold its operations in Mexico, Australia, New Zealand, Belgium and the Netherlands in fiscal year 2001 and sold its operations in Spain, Portugal, France, Canada and Argentina during fiscal year 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(25) Supplementary Information
     The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2004, 2003 and 2002.

	Year Ended October 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(Note 2)	(Note 2)	(Note 2)
Service revenue
Funeral	$151,651	$151,049	$151,018
Cemetery	56,671	56,212	59,279

	208,322	207,261	210,297

Merchandise revenue
Funeral	110,624	109,048	111,700
Cemetery	149,028	135,644	135,725

	259,652	244,692	247,425

Other revenue
Funeral	8,964	9,012	9,517
Cemetery	17,128	17,518	16,556

	26,092	26,530	26,073

Foreign revenue	—	—	42,495

Total revenue	$494,066	$478,483	$526,290

Service costs
Funeral	$46,656	$48,274	$47,250
Cemetery	39,683	39,269	39,249

	86,339	87,543	86,499

Merchandise costs
Funeral	63,003	61,898	60,283
Cemetery	84,415	75,588	78,119

	147,418	137,486	138,402

General and administrative expenses
Funeral	92,839	100,117	99,209
Cemetery	52,458	54,694	52,896

	145,297	154,811	152,105

Foreign costs	—	—	37,247

Total costs	$379,054	$379,840	$414,253

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

	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Year Ended October 31, 2004(1)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Revenues, as previously reported	$130,789	$131,243	$128,435	$126,415
Revenues, as restated	125,170	124,438	122,116	122,342
Gross profit, as previously reported	37,005	36,945	31,486	29,347
Gross profit, as restated	31,934	31,184	26,066	25,828
Net earnings, as previously reported	11,728	14,757	10,483	8,834
Net earnings, as restated	9,072	10,428	8,628	8,564
Earnings per common share:
Basic, as previously reported	.11	.14	.10	.08
Basic, as restated	.08	.10	.08	.08
Diluted, as previously reported	.11	.14	.10	.08
Diluted, as restated	.08	.10	.08	.08

	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Year Ended October 31, 2003(2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Revenues, as previously reported	$126,053	$128,715	$124,579	$124,366
Revenues, as restated	119,460	122,296	118,952	117,775
Gross profit, as previously reported	30,995	32,700	28,013	28,092
Gross profit, as restated	25,730	27,210	23,043	22,660
Net earnings (loss), as previously reported	9,473	9,491	(2,499)	(89,933)
Net earnings (loss), as restated	5,250	6,002	(5,758)	(23,526)
Earnings (loss) per common share:
Basic, as previously reported	.09	.09	(.02)	(.83)
Basic, as restated	.05	.05	(.05)	(.22)
Diluted, as previously reported	.09	.09	(.02)	(.83)
Diluted, as restated	.05	.05	(.05)	(.22)

(1)	First quarter of fiscal year 2004 includes a charge of $1,993 ($1,236 after tax, or $.01 per share) for severance costs associated with the workforce reductions the Company announced in December 2003 and $303 in net gains on disposition and impairment (losses) in continuing operations. Second quarter of fiscal year 2004 includes ($853) in net gains on dispositions and impairment (losses) in continuing operations and a charge of $138 for severance costs associated with the December 2003 workforce reductions. Third quarter of fiscal year 2004 includes $304 in net gains on dispositions and impairment (losses) in continuing operations and a charge of $1,085 ($673 after tax, or $.01 per share) relating to the December 2003 workforce reductions and separation pay for a former executive officer. Fourth quarter of fiscal year 2004 includes a charge of $219 for severance costs associated with the December 2003 workforce reductions and $42 in net gains on dispositions and impairment (losses) in continuing operations.

(2)	Third quarter of fiscal year 2003 includes a charge of $11,289 ($7,338 after tax, or $.07 per share) in connection with the redemption of the ROARS and a charge of $2,450 ($1,519 after tax, or $.01 per share) related to separation pay for former executive officers. Fourth quarter of fiscal year 2003 includes long-lived asset impairment charges of $10,206 ($8,387 after tax, or $.08 per share) in continuing operations and $21,624 ($19,604 after tax, or $.18 per share) in discontinued operations.
Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(26)Quarterly Financial Data (Restated)—(Continued)
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
(28) Subsequent Events (Unaudited)
Tender Offer
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
Quarterly Dividends
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
Stock Repurchase Program
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
(28) Subsequent Events (Unaudited)-(Continued)
Change in Board Members
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
Change in Accounting Principle
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” The Company has decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it will make its reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records. As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $254,241 ($153,180 after tax, or $1.40 per diluted share) during the second quarter of fiscal year 2005, which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change.
Litigation Update
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
(28) Subsequent Events (Unaudited)-(Continued)
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
     On October 12, 2005, the consumer plaintiffs filed a first amended consolidated class action complaint.Defendants then filed motions to dismiss the first amended complaint, which are pending. On October 21, 2005, Pioneer Valley filed a first amended complaint. Defendants then filed motions to dismiss, which are pending. Discovery is underway in both cases. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
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
(28) Subsequent Events (Unaudited)-(Continued)
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
Commitments
     As previously disclosed in Note 23, the Company is required to maintain a bond of $41,061 to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. During the first quarter of 2006, the Company posted an $11,000 letter of credit in order to secure the bond. In addition, as of January 31, 2006, the Company has $12,870 of other outstanding letters of credit posted during the normal course of business.
Reorganization of Operating Divisions
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its operating divisions, effective for the fourth quarter of fiscal year 2005. The reorganization consolidated operations from four operating divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process. The total charge for severance and other costs associated with the reorganization is expected to be approximately $1,850, of which $1,507 was incurred in fiscal year 2005 and $154 was incurred in the first quarter of 2006.
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
     Of the Company’s 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which prior

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(28) Subsequent Events (Unaudited)-(Continued)
to the hurricane represented approximately four percent of the Company’s annual revenues and approximately five percent of its annual gross profit, are located in the New Orleans metropolitan area, have suffered substantial damage and are conducting business in temporary facilities until repairs are completed. The Company’s mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represented approximately six percent of the Company’s annual revenue and gross profit prior to the hurricane. The book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24,700 prior to the storms (of which approximately $13,267 was written off as described below).
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
Late Filings
     The restatements described in Note 2 as well as the Company’s failure to deliver financial statements within the specified deadlines in its senior secured credit facility resulted in a default and potential event of default under the facility. The Company sought and received waivers of the defaults and potential events of default related to the restatements and failure to deliver audited consolidated financial statements by the specified deadline. A waiver granted an extension to deliver the audited consolidated financial statements, and the Company delivered the financial statements within the time period specified in the waiver. The Company believes its incomplete July 31, 2005 Form 10-Q filed with the SEC met the financial statement compliance requirements of its senior secured credit facility. The Company believes it is in compliance with the terms of the senior secured credit facility.
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
(28) Subsequent Events (Unaudited)-(Continued)
of the review by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer, that the Company is not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14).
     On November 17, 2005, the Company appeared before a Nasdaq Listing Qualifications Panel to seek an extension of time to complete the filing and thereby regain compliance with the listing standard. On December 12, 2005, the Company received a response from the Nasdaq Listing Qualifications Panel which granted its request for continued listing on the Nasdaq National Market of its Class A common stock, provided that the Company files its completed Form 10-Q for the quarter ended July 31, 2005 and Form 10-K for the fiscal year ended October 31, 2005 no later than February 15, 2006. On February 3, 2006, Nasdaq notified the Company that the Company’s failure to file the Form 10-K for the fiscal year ended October 31, 2005 by February 1, 2006 was an additional violation of the continued listing requirements, but that the extension of time previously granted by the Panel for the filing was not affected by this notice. The Company was granted an additional extension of time to February 22, 2006. The Company filed its 2005 Form 10-K on February 17, 2006 and filed the Form 10-Q for the quarter ended July 31, 2005 on February 22, 2006.
     Nasdaq also notified the Company on January 17, 2006 that the Company’s filing on October 24, 2005 of the Form 10-K/A for the fiscal year ended October 31, 2004 prior to completion of the audit by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer was an additional event of noncompliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). This matter was previously disclosed to and discussed with the Nasdaq Listing Qualifications Panel. The Company was granted an extension of time in which to file this report to April 7, 2006, and the filing of this Amendment No. 3 to the Form 10-K for the fiscal year ended October 31, 2004 satisfies this requirement.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
          This item is not being amended by this Amendment.
Item 9A. Controls and Procedures
Restatement
          As described in Note 2 to the consolidated financial statements included in Item 8, the Company has restated its consolidated financial statements for fiscal years 2004, 2003 and 2002 and all the quarters therein. These restatements are primarily the result of (a) the incorrect determination of operating and reportable segments and reporting units related to the application of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), (b) errors identified in revenue recognition of preneed cemetery merchandise and services contracts and (c) errors identified in the recognition of realized trust earnings on preneed cemetery and funeral merchandise and services contracts.
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
          The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of October 31, 2004 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the restatements described above, the following material weaknesses were identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of October 31, 2004:
          (A) The Company did not maintain effective controls over the determination of operating and reportable segments in accordance with accounting principles generally accepted in the United States of America with regard to identifying its segments and reporting units for purposes of assessing goodwill impairments. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2004, 2003 and 2002. Additionally, this control deficiency could result in further misstatements to the Company’s goodwill, deferred taxes, equity and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting.
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
          (C) The Company did not maintain effective controls over recognition of realized trust earnings on preneed cemetery and funeral contracts. Specifically, the Company did not maintain effective controls to recognize realized net trust earnings upon the delivery of the related preneed cemetery and funeral merchandise and performance of preneed funeral services to ensure accuracy of recorded realized trust earnings and deferred trust earnings. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for all annual and interim periods from fiscal year 2000 through fiscal year 2004 and the first three quarters of fiscal year 2005. This control deficiency could result in the misstatement of cemetery and funeral revenues and of the deferred revenue associated with preneed cemetery and preneed funeral contracts sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly management determined that this control deficiency represents a material weakness.
          As a result of the material weaknesses described above, the Company has concluded that our disclosure controls and procedures were not effective as of October 31, 2004.
Management’s Remediation Initiatives
          The Company took a series of steps designed to improve the control processes regarding the accounting requirements for determining operating and reportable segments, reporting units and goodwill impairment. These steps included re-assessing the information provided to the Company’s CODM and how that determines the Company’s operating segments as well as assessing the economic similarity for reportable segments and reporting unit determination in the Company’s goodwill impairment analysis using gross profit. As a result of these initiatives, the Company has subsequently concluded that this material weakness was eliminated as of October 31, 2005.
          Management, with the oversight of the Audit Committee, is in the process of addressing the material weaknesses related to deferred revenue described above and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. The Company is devoting significant time and resources to the remediation efforts and have completed a detailed review and assessment of nearly 700,000 contracts. Also, the Company is in the process of enhancing its automated delivery systems over cemetery merchandise and is establishing a team to design and implement an improved system for tracking and reporting trust earnings. Further, the Company is undertaking steps to improve its employee training programs at both cemetery and funeral locations which will include reiteration to the appropriate personnel of the importance of performing their responsibilities in accordance with Company policies and procedures.
Changes in Internal Control Over Financial Reporting
          Except as described above, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.Other Information
          This item is not being amended by this Amendment.
PART III
     No items in Part III are being amended by this Amendment.

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
Our audits of the consolidated financial statements of Stewart Enterprises, Inc. and Subsidiaries referred to in our report dated January 5, 2005, except for Notes 2, 3(s) and 16 for which the date is April 4, 2006 appearing in Item 8 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.
PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 5, 2005, except for Notes 2, 3(s) and 16 for which the date is April 4, 2006

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E	COLUMN F
	Balance at	Charged to
Description	beginning	costs and	Other			Balance at
	of period	expenses	Changes		Write-offs	end of period
	(Restated)				(Restated)	(Restated)
	(Note 2)				(Note 2)	(Note 2)
Current—Allowance for doubtful accounts:
Year ended October 31,
2004	$4,534	2,416	39	(1)	(1,466)	$5,523
2003	$4,092	2,809	(21	) (1)	(2,346)	$4,534
2002	$7,000	5,094	—		(8,002)	$4,092

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2004	$5,590	4,691	—		(2,259)	$8,022
2003	$5,145	5,218	—		(4,773)	$5,590
2002	$7,223	6,405	—		(8,483)	$5,145

Deferred tax asset valuation allowance
Year ended October 31,
2004	$11,985	(2,241)	—		—	$9,744
2003	$—	11,985	—		—	$11,985
2002	$—	—	—		—	$—

(1)	In fiscal year 2003 and 2004, amounts charged to other accounts represent the reduction due to the assets held for sale and the reduction due to asset sales completed.

Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of May 7, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003)

3.2	By-laws of the Company, as amended and restated as of November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 22, 2004)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders Party Hereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 22, 2004)

4.5	Credit Agreement dated June 29, 2001 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, Deutsche Banc Alex. Brown Inc., as Syndication Agent, Bankers Trust Company, as a Lender and the other Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2001) and Amendment No. 1 to the Credit Agreement dated April 25, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2003) and Amendment No. 2 to the Credit Agreement dated February 18, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004)

4.6	Indenture dated June 29, 2001 by and among Stewart, the Guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 dated August 14, 2001)

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 2006.

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