Form 10-Q/A
period 2005-04-30
STEWART ENTERPRISES INC
filed 2006-05-05
CIK 878522

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
     This Amendment No. 1 to the Form 10-Q for the quarter ended April 30, 2005 reflects all adjustments related to operating and reportable segments and reporting units, the deferred revenue project and other miscellaneous adjustments including adjustments for lease-related accounting practices. See below for further discussion of these adjustments.
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
     For further discussion of the restatements related to these matters, see Note 1 to the condensed consolidated financial statements included herein. See Part I, Item 4 included herein for a discussion of material weaknesses related to controls over the determination of operating and reportable segments and reporting units in our internal control over financial reporting as of April 30, 2005.
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
     The overall impact of the restatement related to the deferred revenue project on net earnings and net earnings per share for the three months ended April 30, 2005 and 2004 was a decrease in net earnings of $1.9 million and $3.6 million, respectively, and a decrease in diluted earnings per share of $.01 and $.03, respectively. The overall impact of the restatement related to the deferred revenue project for the six months ended April 30, 2005 and 2004 was a decrease in net earnings of $15.5 million (including $11.9 million, or $.11 per diluted share, related to the cumulative effect of change in accounting principle for preneed selling costs) and $6.6 million, respectively, and a decrease in earnings per diluted share of $.14 and $.06, respectively. See Note 1 to the condensed consolidated financial statements included herein for information on the restatements. See Part I, Item 4 included herein for a discussion of the material weaknesses related to our controls over revenue recognition associated with preneed cemetery merchandise and service contracts and recognition of realized trust earnings on preneed cemetery and funeral contracts in our internal control over financial reporting as of April 30, 2005.
Other Adjustments
     For the second quarter of fiscal year 2005, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our financial statements for the restatements discussed above, we have recorded the lease adjustments in the periods they were actually incurred. In this filing, we removed the cumulative effect of this adjustment of $1.8 million ($1.1 million after tax). We also recorded other immaterial miscellaneous adjustments. The effects of these adjustments are included in Note 1 to the condensed consolidated financial statements included herein.
     Certain reclassifications have been made to the 2004 and 2005 condensed consolidated financial statements. All businesses sold in fiscal years 2004 and 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. For further information, see Notes 2(t) and 13.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Revenues:
Funeral	$74,425	$69,643
Cemetery	58,145	54,795

	132,570	124,438

Costs and expenses:
Funeral	54,297	50,433
Cemetery	45,048	42,821

	99,345	93,254

Gross profit	33,225	31,184
Corporate general and administrative expenses	(4,582)	(4,621)
Separation charges (Note 14)	—	(138)
Gains on dispositions and impairment (losses), net (Note 13)	359	(853)
Other operating income, net	259	511

Operating earnings	29,261	26,083
Interest expense	(6,671)	(11,953)
Loss on early extinguishment of debt (Note 15)	(30,057)	—
Investment and other income, net	112	57

Earnings (loss) from continuing operations before income taxes	(7,355)	14,187
Income tax expense (benefit)	(2,682)	5,435

Earnings (loss) from continuing operations	(4,673)	8,752

Discontinued operations (Note 13):
Earnings (loss) from discontinued operations before income taxes	(151)	1,440
Income tax expense (benefit)	93	(236)

Earnings (loss) from discontinued operations	(244)	1,676

Net earnings (loss)	$(4,917)	$10,428

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.04)	$.08
Earnings from discontinued operations	—	.02

Net earnings (loss)	$(.04)	$.10

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.04)	$.08
Earnings from discontinued operations	—	.02

Net earnings (loss)	$(.04)	$.10

Weighted average common shares outstanding (in thousands):
Basic	109,506	107,438

Diluted	109,506	108,400

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Revenues:
Funeral	$144,141	$142,415
Cemetery	110,997	107,193

	255,138	249,608

Costs and expenses:
Funeral	106,215	102,767
Cemetery	88,456	83,723

	194,671	186,490

Gross profit	60,467	63,118
Corporate general and administrative expenses	(8,798)	(8,534)
Separation charges (Note 14)	—	(2,131)
Gains on dispositions and impairment (losses), net (Note 13)	1,237	(550)
Other operating income, net	498	948

Operating earnings	53,404	52,851
Interest expense	(17,047)	(24,474)
Loss on early extinguishment of debt (Note 15)	(32,708)	—
Investment and other income, net	220	32

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	3,869	28,409
Income taxes	1,153	10,988

Earnings from continuing operations before cumulative effect of change in accounting principle	2,716	17,421

Discontinued operations (Note 13):
Earnings from discontinued operations before income taxes	379	2,090
Income taxes	109	11

Earnings from discontinued operations	270	2,079

Earnings before cumulative effect of change in accounting principle	2,986	19,500
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit) (Note 3)	(153,180)	—

Net earnings (loss)	$(150,194)	$19,500

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.03	$.16
Earnings from discontinued operations	—	.02
Cumulative effect of change in accounting principle	(1.40)	—

Net earnings (loss)	$(1.37)	$.18

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.03	$.16
Earnings from discontinued operations	—	.02
Cumulative effect of change in accounting principle	(1.40)	—

Net earnings (loss)	$(1.37)	$.18

Weighted average common shares outstanding (in thousands):
Basic	109,293	107,660

Diluted	109,506	108,177

Dividends declared per common share	$.025	$—

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$18,450	$21,514
Marketable securities	1,292	1,297
Receivables, net of allowances	70,521	69,133
Inventories	33,790	36,174
Prepaid expenses	3,670	2,953
Deferred income taxes, net	4,195	7,674
Assets held for sale	5,278	10,493

Total current assets	137,196	149,238
Receivables due beyond one year, net of allowances	77,244	78,692
Preneed funeral receivables and trust investments	498,594	503,808
Preneed cemetery receivables and trust investments	258,659	258,176
Goodwill	272,729	272,729
Deferred charges (Note 3)	—	253,360
Cemetery property, at cost	366,219	366,874
Property and equipment, at cost:
Land	41,118	39,527
Buildings	300,721	295,567
Equipment and other	161,136	156,205

	502,975	491,299
Less accumulated depreciation	198,732	189,552

Net property and equipment	304,243	301,747
Deferred income taxes, net	198,509	93,014
Cemetery perpetual care trust investments	211,503	210,267
Other assets	21,097	23,603

Total assets	$2,345,993	$2,511,508

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5,087	$1,725
Accounts payable	9,000	9,865
Accrued payroll	10,589	13,005
Accrued insurance	22,697	21,430
Accrued interest	4,708	11,315
Other current liabilities	14,857	17,889
Income taxes payable	1,723	130
Liabilities associated with assets held for sale	3,484	6,491

Total current liabilities	72,145	81,850
Long-term debt, less current maturities	413,377	415,080
Deferred preneed funeral revenue	290,424	297,328
Deferred preneed cemetery revenue	277,945	280,570
Non-controlling interest in funeral and cemetery trusts	627,040	627,344
Other long-term liabilities	10,636	12,465

Total liabilities	1,691,567	1,714,637

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	209,833	208,893

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 106,143,977 and 104,330,101 shares at April 30, 2005 and October 31, 2004, respectively	106,144	104,330
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2005 and October 31, 2004; 10 votes per share; convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	679,098	673,630
Accumulated deficit	(343,176)	(192,982)
Unearned restricted stock compensation	(1,028)	(222)
Accumulated other comprehensive loss:
Derivative financial instrument losses	—	(333)

Total accumulated other comprehensive losses	—	(333)

Total shareholders’ equity	444,593	587,978

Total liabilities and shareholders’ equity	$2,345,993	$2,511,508

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

					Derivative
			Retained	Unearned	Financial
		Additional	Earnings	Restricted	Instrument	Total
	Common	Paid-In	(Accumulated	Stock	Gains	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	(Losses)	Equity
			(Restated)			(Restated)
			(Note 1)			(Note 1)
Balance October 31, 2004 – as previously reported	$107,885	$673,630	$3,298	$(222)	$(333)	$784,258
Prior period adjustments			(196,280)			(196,280)

Balance October 31, 2004 – Restated (Note 1)	$107,885	$673,630	$(192,982)	$(222)	$(333)	$587,978

Comprehensive income (loss):
Net loss-Restated (Note 1)			(150,194)			(150,194)

Other comprehensive income:
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)					333	333

Total other comprehensive income	—	—	—	—	333	333

Total comprehensive income (loss)-Restated (Note 1)	—	—	(150,194)	—	333	(149,861)

Restricted stock activity	166	992		(806)		352
Issuance of common stock	37	183				220
Stock options exercised	2,511	9,877				12,388
Tax benefit associated with stock options exercised	—	1,939				1,939
Purchase and retirement of common stock	(900)	(4,781)				(5,681)
Dividends ($.025 per share)	—	(2,742)				(2,742)

Balance April 30, 2005 – Restated (Note 1)	$109,699	$679,098	$(343,176)	$(1,028)	$—	$444,593

(1)	Amount includes 106,144 and 104,330 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2005 and October 31, 2004, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Cash flows from operating activities:
Net earnings (loss)	$(150,194)	$19,500
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(1,682)	(478)
Cumulative effect of change in accounting principle	153,180	—
Loss on early extinguishment of debt	32,708	—
Premiums paid on early extinguishment of debt	(25,369)	—
Depreciation and amortization	10,324	11,725
Amortization of preneed selling costs	—	11,986
Amortization of deferred financing costs	739	2,612
Provision for doubtful accounts	3,063	4,197
Net loss realized on marketable securities	—	94
Provision for deferred income taxes	(681)	5,046
Tax benefit on stock options exercised	1,939	595
Other	771	197
Changes in assets and liabilities:
(Increase) decrease in other receivables	(6,066)	25,649
(Increase) decrease in inventories and cemetery property	1,794	(77)
Increase (decrease) in accounts payable and accrued expenses	(9,130)	1,305
Net effect of preneed funeral production and maturities	(7,835)	(12,813)
Net effect of preneed cemetery production and deliveries	2,266	9,012
Change in deferred charges – prearranged acquisition costs	—	(16,763)
Decrease in other	(2,177)	(908)

Net cash provided by operating activities	3,650	60,879

Cash flows from investing activities:
Proceeds from sales of marketable securities	16	1,019
Proceeds from sale of assets, net	6,385	8,938
Additions to property and equipment	(12,968)	(8,333)
Other	(188)	47

Net cash provided by (used in) investing activities	(6,755)	1,671

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—
Repayments of long-term debt	(438,341)	(48,158)
Debt issue costs	(5,811)	—
Issuance of common stock	12,608	4,711
Purchase and retirement of common stock	(5,681)	(10,692)
Dividends	(2,742)	—
Other	8	—

Net cash provided by (used in) financing activities	41	(54,139)

Net increase (decrease) in cash	(3,064)	8,411
Cash and cash equivalents, beginning of period	21,514	18,585

Cash and cash equivalents, end of period	$18,450	$26,996

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$2,400	$(29,800)
Interest	$22,500	$21,500
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
          Further, the restatement of goodwill on the Company’s balance sheet had the effect of changing the net book value of the assets the Company sold as part of the Company’s plan to sell a number of its businesses and the net book value of assets held for sale on the Company’s balance sheet. Due to these changes, the gain or loss on those sales has been re-evaluated and restated. In 2004, this resulted in an additional net gain of $579, of which a loss of $841 occurred in the three and six months ended April 30, 2004 (a loss of $653 relates to continuing operations and a loss of $188 relates to discontinued operations).

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)
Deferred Revenue Project
          In connection with the Company’s internal control assessment under Section 404 of Sarbanes-Oxley, it undertook a project (the “deferred revenue project”) in 2005 to verify the balances in deferred preneed cemetery revenue and deferred preneed funeral revenue by reviewing substantially all of the preneed cemetery and funeral service and merchandise contracts included in its backlog. This process involved the review of nearly 700,000 preneed contracts. The deferred revenue project resulted in the Company’s assessment that the recorded amount of deferred revenue and revenue associated with cemetery merchandise contracts were misstated, and therefore, the Company needed to correct and restate its prior period financial statements for fiscal years 2001 through 2004, including the quarters therein, and the first three quarters of 2005. The Company also identified errors in the amounts of recorded realized trust earnings and deferred realized trust earnings for these periods and fiscal year 2000. Deferred realized trust earnings are included in deferred preneed funeral revenue and deferred preneed cemetery revenue prior to recognition as revenues. The adjustments impacted the cumulative effect of adopting SAB No. 101 on November 1, 2000, and reported revenues and earnings for fiscal years 2000 through 2004 and the first three quarters of 2005.
          The errors to deferred preneed revenues discussed above also resulted in restatements to the amount of preneed selling costs recorded upon the adoption of SAB No. 101, and in subsequent years and also the charge for the 2005 cumulative effect of change in accounting principle related to preneed selling costs adopted effective November 1, 2004. See Note 3(a).
          The overall impact of the restatements related to the deferred revenue project on net earnings and net earnings per share for the three months ended April 30, 2005 and 2004 was a decrease in net earnings of $1,890 and $3,607 respectively, and a decrease in diluted earnings per share of $.01 and $.03, respectively. The overall impact of the restatements related to the deferred revenue project for the six months ended April 30, 2005 and 2004 was a decrease in net earnings of $15,450 (including $11,862, or $.11 per diluted share, related to the cumulative effect of change in accounting principle for preneed selling costs) and $6,571, respectively, and a decrease in earnings per diluted share of $.14 and $.06, respectively.
Other Adjustments
          For the second quarter of fiscal year 2005, the Company reviewed its lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1,839 ($1,149 after tax, or $.01 per share). The Company evaluated the materiality of these operating lease adjustments on its financial statements and concluded that the impact of these adjustments was not material. As a result, the Company recorded the cumulative effect of these prior period adjustments of $1,839 as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because the Company is amending its financial statements for the restatements discussed above, the Company has recorded the lease adjustments in the periods they were actually incurred. In this filing, the Company removed the cumulative effect of this prior period adjustment of $1,839 ($1,149 after tax) from the statement of earnings for the six months ended April 30, 2005. The Company also recorded other miscellaneous immaterial adjustments.
          A summary of the effects of the restatements described above on the Company’s condensed consolidated financial statements for the three and six months ended April 30, 2005 and 2004 and as of April 30, 2005 and October 31, 2004 is presented below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

		Effect of	Effect of
		restating to	restating to			As Restated and
	As Previously	correct for	correct for the		As Restated-	Reclassified
	Reported- Three	goodwill	impact of the		Three Months	Three Months
	Months Ended	reporting	deferred	Other	Ended	Ended
	April 30, 2005(1)	unit errors	revenue project	Adjustments(2)	April 30, 2005	April 30, 2005(3)
Consolidated Statements of Earnings:

Revenues:
Funeral	$75,524	$—	$(919)	$—	$74,605	$74,425
Cemetery	61,139	—	(2,790)	—	58,349	58,145

	136,663	—	(3,709)	—	132,954	132,570
Costs and expenses:
Funeral	56,367	—	—	(1,839)	54,528	54,297
Cemetery	45,196	—	—	—	45,196	45,048

	101,563	—	—	(1,839)	99,724	99,345

Gross profit	35,100	—	(3,709)	1,839	33,230	33,225
Corporate general and administrative expenses	(4,582)	—	—	—	(4,582)	(4,582)
Gains on dispositions and impairment (losses), net	421	(32)	—	—	389	359
Other operating income, net	261	—	—	—	261	259

Operating earnings	31,200	(32)	(3,709)	1,839	29,298	29,261
Interest expense	(6,671)	—	—	—	(6,671)	(6,671)
Loss on early extinguishment of debt	(30,057)	—	—	—	(30,057)	(30,057)
Investment and other income, net	111	—	—	—	111	112

Loss from continuing operations before income taxes	(5,417)	(32)	(3,709)	1,839	(7,319)	(7,355)
Income tax benefit	(1,519)	(42)	(1,819)	690	(2,690)	(2,682)

Loss from continuing operations	(3,898)	10	(1,890)	1,149	(4,629)	(4,673)

Loss from discontinued operations before income taxes	(186)	(3)	—	—	(189)	(151)
Income tax expense (benefit)	(94)	193	—	—	99	93

Loss from discontinued operations	(92)	(196)	—	—	(288)	(244)

Net loss	$(3,990)	$(186)	$(1,890)	$1,149	$(4,917)	$(4,917)

Basic loss per common share:
Loss from continuing operations	$(.04)	$—	$(.01)	$.01	$(.04)	$(.04)
Earnings from discontinued operations	—	—	—	—	—	—

Net loss per share	$(.04)	$—	$(.01)	$.01	$(.04)	$(.04)

Diluted loss per common share:
Loss from continuing operations	$(.04)	$—	$(.01)	$.01	$(.04)	$(.04)
Earnings from discontinued operations	—	—	—	—	—	—

Net loss per share	$(.04)	$—	$(.01)	$.01	$(.04)	$(.04)

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended April 30, 2005 filed on June 9, 2005.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

		Effect of	Effect of
		restating to	restating to
	As Previously	correct for	correct for the			As Restated and
	Reported-Six	goodwill	impact of the		As Restated- Six	Reclassified-Six
	Months Ended	reporting	deferred	Other	Months Ended	Months Ended
	April 30, 2005 (1)	unit errors	revenue project	Adjustments(2)	April 30, 2005	April 30, 2005(3)
Consolidated Statements of Earnings:

Revenues:
Funeral	$147,026	$—	$(2,527)	$—	$144,499	$144,141
Cemetery	115,786	—	(4,382)	—	111,404	110,997

	262,812	—	(6,909)	—	255,903	255,138
Costs and expenses:
Funeral	108,426	—	—	(1,839)	106,587	106,215
Cemetery	88,703	—	—	—	88,703	88,456

	197,129	—	—	(1,839)	195,290	194,671

Gross profit	65,683	—	(6,909)	1,839	60,613	60,467
Corporate general and administrative expenses	(8,798)	—	—	—	(8,798)	(8,798)
Gains on dispositions and impairment (losses), net	1,147	138	—	—	1,285	1,237
Other operating income, net	505	—	—	—	505	498

Operating earnings	58,537	138	(6,909)	1,839	53,605	53,404
Interest expense	(17,047)	—	—	—	(17,047)	(17,047)
Loss on early extinguishment of debt	(32,708)	—	—	—	(32,708)	(32,708)
Investment and other income, net	219	—	—	—	219	220

Earnings from continuing operations before income taxes	9,001	138	(6,909)	1,839	4,069	3,869
Income taxes	4,008	(123)	(3,321)	690	1,254	1,153

Earnings from continuing operations before cumulative effect of change in accounting principle	4,993	261	(3,588)	1,149	2,815	2,716

Earnings from discontinued operations before income taxes	127	50	—	—	177	379
Income taxes	125	(119)	—	—	6	109

Earnings from discontinued operations	2	169	—	—	171	270

Earnings before cumulative effect of change in accounting principle	4,995	430	(3,588)	1,149	2,986	2,986
Cumulative effect of change in accounting principle	(141,318)	—	(11,862)	—	(153,180)	(153,180)

Net loss	$(136,323)	$430	$(15,450)	$1,149	$(150,194)	$(150,194)

Basic earnings (loss) per common share:
Earnings from continuing operations	$.05	$—	$(.03)	$.01	$.03	$.03
Earnings from discontinued operations	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(1.30)	—	(.10)	—	(1.40)	(1.40)

Net loss per share	$(1.25)	$—	$(.13)	$.01	$(1.37)	$(1.37)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$.05	$—	$(.03)	$.01	$.03	$.03
Earnings from discontinued operations	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(1.29)	—	(.11)	—	(1.40)	(1.40)

Net loss per share	$(1.24)	$—	$(.14)	$.01	$(1.37)	$(1.37)

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended April 30, 2005 filed on June 9, 2005.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

		Effect of	Effect of
		restating to	restating to			As Restated and
	As Previously	correct for	correct for the		As Restated -	Reclassified –
	Reported-Three	goodwill	impact of the		Three Months	Three Months
	Months Ended	reporting	deferred	Other	Ended	Ended
	April 30, 2005 (1)	unit errors	revenue project	Adjustments(2)	April 30, 2004	April 30, 2004(3)
Consolidated Statements of Earnings:

Revenues:
Funeral	$71,582	$—	$(2,126)	$—	$69,456	$69,643
Cemetery	59,511	—	(4,300)	—	55,211	54,795

	131,093	—	(6,426)	—	124,667	124,438
Costs and expenses:
Funeral	50,232	—	—	53	50,285	50,433
Cemetery	44,043	—	(1,022)	—	43,021	42,821

	94,275	—	(1,022)	53	93,306	93,254

Gross profit	36,818	—	(5,404)	(53)	31,361	31,184
Corporate general and administrative expenses	(4,621)	—	—	—	(4,621)	(4,621)
Separation charges	(138)	—	—	—	(138)	(138)
Gains on dispositions and impairment (losses), net	(315)	(653)	—	—	(968)	(853)
Other operating income, net	504	—	—	—	504	511

Operating earnings	32,248	(653)	(5,404)	(53)	26,138	26,083
Interest expense	(11,953)	—	—	—	(11,953)	(11,953)
Investment and other income, net	57	—	—	—	57	57

Earnings from continuing operations before income taxes	20,352	(653)	(5,404)	(53)	14,242	14,187
Income taxes	7,615	(350)	(1,797)	(20)	5,448	5,435

Earnings from continuing operations	12,737	(303)	(3,607)	(33)	8,794	8,752

Earnings from discontinued operations before income taxes	1,573	(188)	—	—	1,385	1,440
Income tax benefit	(447)	198	—	—	(249)	(236)

Earnings from discontinued operations	2,020	(386)	—	—	1,634	1,676

Net earnings	$14,757	$(689)	$(3,607)	$(33)	$10,428	$10,428

Basic earnings per common share:
Earnings from continuing operations	$.12	$(.01)	$(.03)	$—	$.08	$.08
Earnings from discontinued operations	.02	—	—	—	.02	.02

Net earnings per share	$.14	$(.01)	$(.03)	$—	$.10	$.10

Diluted earnings per common share:
Earnings from continuing operations	$.12	$(.01)	$(.03)	$—	$.08	$.08
Earnings from discontinued operations	.02	—	—	—	.02	.02

Net earnings per share	$.14	$(.01)	$(.03)	$—	$.10	$.10

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended April 30, 2005 filed on June 9, 2005.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

			Effect of
			restating to
		Effect of	correct for
		restating to	the impact
	As Previously	correct for	of the		As Restated -	As Restated and
	Reported- Six	goodwill	deferred		Six Months	Reclassified – Six
	Months Ended	reporting	revenue	Other	Ended	Months Ended
	April 30, 2005 (1)	unit errors	project	Adjustments(2)	April 30, 2004	April 30, 2004 (3)
Consolidated Statements of Earnings:

Revenues:
Funeral	$146,309	$—	$(4,086)	$—	$142,223	$142,415
Cemetery	115,526	—	(7,629)	—	107,897	107,193

	261,835	—	(11,715)	—	250,120	249,608
Costs and expenses:
Funeral	102,128	—	—	357	102,485	102,767
Cemetery	85,892	—	(1,772)	—	84,120	83,723

	188,020	—	(1,772)	357	186,605	186,490

Gross profit	73,815	—	(9,943)	(357)	63,515	63,118
Corporate general and administrative expenses	(8,534)	—	—	—	(8,534)	(8,534)
Separation charges	(2,131)	—	—	—	(2,131)	(2,131)
Gains on dispositions and impairment (losses), net	288	(653)	—	(300)	(665)	(550)
Other operating income, net	943	—	—	—	943	948

Operating earnings	64,381	(653)	(9,943)	(657)	53,128	52,851
Interest expense	(24,474)	—	—	—	(24,474)	(24,474)
Investment and other income (expense), net	(1,068)	—	—	1,100	32	32

Earnings from continuing operations before income taxes	38,839	(653)	(9,943)	443	28,686	28,409
Income taxes	14,640	(350)	(3,372)	168	11,086	10,988

Earnings from continuing operations	24,199	(303)	(6,571)	275	17,600	17,421

Earnings from discontinued operations before income taxes	2,001	(188)	—	—	1,813	2,090
Income tax expense (benefit)	(285)	198	—	—	(87)	11

Earnings from discontinued operations	2,286	(386)	—	—	1,900	2,079

Net earnings	$26,485	$(689)	$(6,571)	$275	$19,500	$19,500

Basic earnings per common share:
Earnings from continuing operations	$.22	$—	$(.06)	$—	$.16	$.16
Earnings from discontinued operations	.03	(.01)	—	—	.02	.02

Net earnings per share	$.25	$(.01)	$(.06)	$—	$.18	$.18

Diluted earnings per common share:
Earnings from continuing operations	$.22	$—	$(.06)	$—	$.16	$.16
Earnings from discontinued operations	.02	—	—	—	.02	.02

Net earnings per share	$.24	$—	$(.06)	$—	$.18	$.18

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended April 30, 2005 filed on June 9, 2005.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Restatement—(Continued)

		Effect of	Effect of
		restating to	restating to
		correct for	correct for the
	As Previously	goodwill	impact of the			As Restated and
	Reported –	reporting unit	deferred revenue	Other	As Restated –	Reclassified -
	April 30, 2005 (1)	errors	project	adjustments(2)	April 30, 2005	April 30, 2005 (3)
Consolidated Balance Sheets:

Assets held for sale	$—	$—	$—	$—	$—	$5,278
Total current assets	126,960	—	8,966	(2,681)	133,245	137,196
Deferred income taxes	134,106	12,036	48,740	3,677	198,559	198,509
Goodwill	405,627	(131,227)	2,979	(4,541)	272,838	272,729
Total assets	2,407,459	(121,427)	60,685	(724)	2,345,993	2,345,993
Liabilities associated with assets held for sale	—	—	—	—	—	3,484
Total current liabilities	61,964	—	790	5,907	68,661	72,145
Deferred preneed funeral revenue	145,554	—	150,861	(4,800)	291,615	290,424
Deferred preneed cemetery revenue	282,736	—	(4,068)	(5)	278,663	277,945
Accumulated deficit	(133,025)	(121,427)	(86,898)	(1,826)	(343,176)	(343,176)
Total shareholders’ equity	654,744	(121,427)	(86,898)	(1,826)	444,593	444,593
Total liabilities and shareholders’ equity	2,407,459	(121,427)	60,685	(724)	2,345,993	2,345,993

(1)	The previously reported amounts represent amounts reported in the Form 10-Q for the quarter ended April 30, 2005 filed on June 9, 2005.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

			Effect of
			restating to			As Restated
	As Previously	Effect of restating	correct for the			and
	Reported -	to correct for	impact of the		As Restated -	Reclassified–
	October	goodwill reporting	deferred	Other	October	October 31,
	31, 2004 (1)	unit errors	revenue project	adjustments(2)	31, 2004	2004 (3)
Consolidated Balance Sheets:

Assets held for sale	$3,590	$(15)	$—	$—	$3,575	$10,493
Total current assets	134,491	(15)	8,966	(1,597)	141,845	149,238
Deferred income taxes	43,124	11,794	37,593	481	92,992	93,014
Goodwill	404,169	(131,400)	2,980	(2,976)	272,773	272,729
Total assets	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508
Liabilities associated with assets held for sale	2,388	—	—	—	2,388	6,491
Total current liabilities	71,781	—	790	5,176	77,747	81,850
Deferred preneed funeral revenue	156,164	—	145,161	(2,653)	298,672	297,328
Deferred preneed cemetery revenue	288,516	—	(5,278)	(1,963)	281,275	280,570
Retained earnings (accumulated deficit)	3,298	(121,857)	(71,447)	(2,976)	(192,982)	(192,982)
Total shareholders’ equity	784,258	(121,857)	(71,447)	(2,976)	587,978	587,978
Total liabilities and shareholders’ equity	2,565,198	(121,857)	69,226	(1,081)	2,511,486	2,511,508

(1)	The previously reported amounts represent amounts reported in the April 12, 2005 Form 8-K.

(2)	Represents adjustments which are immaterial individually and in the aggregate relating to lease-related accounting practices and other miscellaneous adjustments.

(3)	Represents the October 2005 classification of continuing and discontinued operations.

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
     The consolidated financial statements for the year ended October 31, 2004 have been restated in Amendment No. 3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004. Accordingly, these consolidated financial statements have been prepared in a manner consistent with the 2004 fiscal year consolidated financial statements presented in Amendment No. 3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 and the accounting policies described in the accompanying notes, unless otherwise disclosed herein, and should be read in conjunction therewith.
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
     Restated goodwill in excess of net assets of companies acquired, totaled approximately $272,729 as of April 30, 2005 and October 31, 2004.
     (j) Stock-Based Compensation
     As of April 30, 2005, the Company had five stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The expense related to the restricted stock granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $207 and $258 for the three months ended April 30, 2005 and 2004, respectively, and $352 and $373 for the six months ended April 30, 2005 and 2004, respectively. See Note 2(o) for further discussion on the Company’s restricted stock. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company has evaluated the impact of its adoption on its financial statements. See Note 3 for additional information. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Net earnings (loss)	$(4,917)	$10,428	$(150,194)	$19,500
Stock-based employee compensation expense included in reported net earnings, net of tax	129	160	218	231
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(408)	(554)	(935)	(971)

Pro forma net earnings (loss)	$(5,196)	$10,034	$(150,911)	$18,760

Net earnings (loss) per common share:
Basic – as reported	$(.04)	$.10	$(1.37)	$.18

Basic – pro forma	$(.05)	$.09	$(1.38)	$.17

Diluted – as reported	$(.04)	$.10	$(1.37)	$.18

Diluted – pro forma	$(.05)	$.09	$(1.38)	$.17

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
     Earnings are withdrawn from trust or escrow accounts only as funeral services and merchandise are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Even so, such withdrawn earnings are not recognized as revenue until the related funeral services are performed or merchandise delivered. Withdrawals from preneed funeral merchandise and service trusts are made when state laws allow the Company to withdraw such funds. Based on various state statutes, the Company is sometimes allowed to withdraw a portion of the trust assets prior to the service or merchandise being delivered. Although the Company is allowed to withdraw cash prior to the delivery, the Company

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
defers the revenue associated with such early withdrawals until the underlying contracts are delivered.
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
     In certain jurisdictions in which the Company operates, local law or contracts with customers generally require that a portion of the sale price of preneed cemetery merchandise and services be placed in trust or escrow accounts. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of cemetery services, the Company is generally required to place in trust 70 percent to 90 percent of each installment received. The Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and services trust or escrow accounts until the underlying merchandise or service is delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used. Withdrawals from preneed cemetery merchandise and service trusts are made when state laws allow the Company to withdraw such funds. Based on various state statutes, the Company is sometimes allowed to withdraw a portion of the trust assets prior to the service or merchandise being delivered. Although the Company is allowed to withdraw cash prior to the delivery, the Company defers the revenue associated with such early withdrawals until the underlying contracts are delivered.
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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount to be placed in trust for that contract. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by cemetery perpetual care trusts. Earnings from perpetual care trusts are recognized as cemetery revenue when the earnings are distributable from the trusts based on state laws. Investment earnings are considered realized in the perpetual care trusts when dividends are received on common stocks, when investment income is received on fixed income securities and when capital gains and losses are realized through sale of securities.
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
     (n) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. As of April 30, 2005 and October 31, 2004, the Company’s deferred tax asset valuation allowance was $9,305 and $9,744, respectively. The valuation allowance is attributed primarily to expected capital losses related to businesses held for sale or sold for which the Company does not expect to receive a benefit.
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
     The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Basis of Presentation—(Continued)
renewals.
     (t) Reclassifications
     Certain reclassifications have been made to the 2004 and 2005 condensed consolidated financial statements. All businesses sold in fiscal year 2004 and fiscal year 2005 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods. See Note 13 for a discussion of discontinued operations.
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
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Therefore, the Company’s results of operations for the three and six months ended April 30, 2005 are reported on the basis of the changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and included in deferred charges and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” This expense amortization was included in amortization of preneed selling costs in the consolidated statements of cash flows. Accordingly, fiscal year 2004 includes the amortization of these deferred preneed selling costs, while fiscal year 2005 does not. The Company has decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it will make its reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)

	Three Months Ended			Six Months Ended
	April 30, 2004			April 30, 2004
	As Reported			As Reported
	Restated (Note 1)	Changes	Pro Forma	Restated (Note 1)	Changes	Pro Forma
Gross profit:
Funeral	$19,210	$(1,575)	$17,635	$39,648	$(2,154)	$37,494
Cemetery	11,974	(1,777)	10,197	23,470	(2,774)	20,696

	$31,184	$(3,352)	$27,832	$63,118	$(4,928)	$58,190

Earnings from continuing operations	$8,752	$(2,045)	$6,707	$17,421	$(2,981)	$14,440
Net earnings	$10,428	$(2,007)	$8,421	$19,500	$(2,887)	$16,613
Basic earnings per common share from continuing operations	$.08	$(.02)	$.06	$.16	$(.03)	$.13
Diluted earnings per common share from continuing operations	$.08	$(.02)	$.06	$.16	$(.03)	$.13
Basic earnings per common share	$.10	$(.02)	$.08	$.18	$(.03)	$.15
Diluted earnings per common share	$.10	$(.02)	$.08	$.18	$(.03)	$.15
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
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at April 30, 2005 and October 31, 2004 are as follows:

	April 30, 2005	October 31, 2004
Trust assets	$437,619	$439,625
Receivables from customers	60,975	64,183

Preneed funeral receivables and trust investments	$498,594	$503,808

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
     The cost and market values associated with preneed funeral merchandise and services trust assets at April 30, 2005 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $79,695 as of April 30, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $15,835 related to trust investments are temporary in nature. See Note 2(e) for additional information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	April 30, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$56,930	$—	$—	$56,930
U.S. Government, agencies and municipalities	2,772	86	(21)	2,837
Corporate bonds	22,858	1,152	(638)	23,372
Preferred stocks	64,763	940	(1,239)	64,464
Common stocks	240,286	9,606	(12,626)	237,266
Mutual funds	28,292	126	(1,311)	27,107
Insurance contracts and other long-term investments	23,651	351	—	24,002

Trust investments	$439,552	$12,261	$(15,835)	$435,978

Market value as a percentage of cost					99.2%

Accrued investment income				1,821
Less trust investments of assets held for sale				(180)

Trust assets				$437,619

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2005
Due in one year or less	$3,627
Due in one to five years	11,523
Due in five to ten years	10,601
Thereafter	458

$26,209

     During the three months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $42,419 and $39,717, respectively. These sales resulted in realized gains and losses of $3,305 and $2,431, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $131,671 and $63,513, respectively, and these sales resulted in realized gains and losses of $5,031 and $4,626, respectively.
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
Insurance-Funded Preneed Funeral Contracts
     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected above or in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of April 30, 2005 and October 31, 2004 was $365,488 and $352,092, respectively, of which $71 relates to assets held for sale at October 31, 2004. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company. See Note 2(k) for additional information.
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

	April 30, 2005	October 31, 2004
Trust assets	$197,490	$194,008
Receivables from customers	61,169	64,168

Preneed cemetery receivables and trust investments	$258,659	$258,176

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

	April 30, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$31,959	$—	$—	$31,959
U.S. Government, agencies and municipalities	6,896	131	(14)	7,013
Corporate bonds	10,562	522	(223)	10,861
Preferred stocks	32,530	573	(640)	32,463
Common stocks	106,204	4,775	(5,421)	105,558
Mutual funds	9,705	4	(584)	9,125
Insurance contracts and other long-term investments	563	1	—	564

Trust investments	$198,419	$6,006	$(6,882)	$197,543

Market value as a percentage of cost					99.6%

Accrued investment income				1,342
Less trust investments of assets held for sale				(1,395)

Trust assets				$197,490

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

$17,874

     During the three months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $34,353 and $30,526, respectively. These sales resulted in realized gains and losses of $2,377 and $2,058, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $58,731 and $40,945, respectively, and these sales resulted in realized gains and losses of $3,177 and $2,997, respectively.
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
     Earnings realized from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,578 and $2,240 for the three months ended April 30, 2005 and 2004, respectively, and $2,700 and $4,636 for the six months ended April 30, 2005 and 2004, respectively.
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

$27,123

     During the three months ended April 30, 2005, purchases and sales of available for sale securities were $26,657 and $21,439, respectively. These sales resulted in realized gains and losses of $841 and $1,082, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities were $51,125 and $41,056, respectively, and these sales resulted in realized gains and losses of $1,899 and $2,017, respectively.
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

	Non-controlling Interest
				Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$437,619	$197,490	$635,109	$211,503
Less:
Pending withdrawals	(7,659)	(3,675)	(11,334)	(2,351)
Pending deposits	1,755	1,510	3,265	681

Non-controlling interest	$431,715	$195,325	$627,040	$209,833

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

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended April 30, 2005 and 2004 and the six months ended April 30, 2005 are detailed below.

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
Non-controlling interest:
Realized gains	$6,523	$10,107
Realized losses	(5,571)	(9,640)
Interest income, dividend and other ordinary income	6,029	12,880
Trust expenses and income taxes	(3,448)	(6,312)

Net trust investment income	3,533	7,035
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(2,655)	(4,668)
Interest expense related to non-controlling interest in perpetual care trust investments	(878)	(2,367)

Total non-controlling interest	—	—
Investment and other income, net (1)	112	220

Total investment and other income, net	$112	$220

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
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
     The plaintiffs allege that defendants failed to disclose that the prices charged by defendants for certain goods and services exceeded what defendants paid to third parties for those same goods and services and that such failure

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Commitments and Contingencies—Continued
violated provisions of the Federal Trade Commission’s “Funeral Rule” that require a funeral home to disclose, if true, that it marks up the price of certain items purchased from third parties on behalf of customers on a “cash advance” or “accommodation” basis. The plaintiffs allege that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code, and (iv) engaged in a civil conspiracy among the defendants to breach plaintiffs’ contracts and commit acts of unfair competition. The plaintiffs seek restitution damages, disgorgement, interest, costs, and attorneys’ fees. The Company was served with the complaint on April 7, 2005. By order dated May 5, 2005, the court ruled that this case was related to similar actions against Service Corporation International and Alderwoods Group, Inc. Because the matter is in its preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2005 – Restated (Note 1)
Loss from continuing operations	$(4,673)

Basic earnings per common share:
Loss from continuing operations available to common shareholders	$(4,673)	109,506	$(.04)

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$(4,673)	109,506	$(.04)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2004 – Restated (Note 1)
Earnings from continuing operations	$8,752

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,752	107,438	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	962

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,752	108,400	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2005 – Restated (Note 1)
Earnings from continuing operations before cumulative effect of change in accounting principle	$2,716

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$2,716	109,293	$.03

Time-vest stock options assumed exercised and restricted stock	—	213

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$2,716	109,506	$.03

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2004– Restated (Note 1)
Earnings from continuing operations	$17,421

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$17,421	107,660	$.16

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	517

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$17,421	108,177	$.16

     Options to purchase 1,051,083 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the six months ended April 30, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011 and December 20, 2011. Options to purchase 701,119 and 1,312,247 shares of common stock at prices ranging from $6.96 to $27.25 and $5.96 to $27.25 per share were outstanding during the three and six months ended April 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.
     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a net loss from continuing operations is reported for a period. The number of potentially antidilutive shares excluded from the calculation of diluted loss per share was 1,823,039 for the three months ended April 30, 2005 because of the net loss from continuing operations for that period.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2005, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
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
     The Company operates four geographic divisions each with a division president: Central division, Western division, Eastern division and Southern division. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Southern division’s operations separately for Florida and Puerto Rico. Thus, the five geographic areas are the Central division, Western division, Eastern division, Southern division-Florida and Southern division-Puerto Rico. The Company’s funeral operations and cemetery operations in each of those

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)
geographic areas are further reviewed separately, resulting in 10 segments. The Central division consists of 73 funeral homes and 46 cemeteries in Alabama, Arkansas, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Tennessee, Texas and Wisconsin. The Western division consists of 56 funeral homes and 8 cemeteries in California, Oregon and Washington. The Eastern division consists of 49 funeral homes and 64 cemeteries in Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. The Southern division consists of 41 funeral homes and 21 cemeteries in Florida and 16 funeral homes and 8 cemeteries in Puerto Rico.
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
     As discussed in Note 19, effective for the fourth quarter of fiscal year 2005, the Company reorganized its divisions. As a result, the Company will revise its operating and reportable segments and reporting units in the fourth quarter of 2005.
     The operating results of the Company’s businesses sold that meet the discontinued operations criteria in SFAS No. 144 are reported in the discontinued operations section of the consolidated statements of earnings (see Note 13). The table below presents information about reported segments for the Company’s continuing operations.

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$23,632	$21,368	$18,534	$22,081	$42,166	$43,449
Western Division	15,750	15,742	3,086	3,339	18,836	19,081
Eastern Division	14,509	13,784	18,143	15,617	32,652	29,401
Southern Division – Florida	11,871	10,672	11,061	10,516	22,932	21,188
All Other (2)	3,285	3,363	4,325	738	7,610	4,101
Corporate Trust Management (3)	5,378	4,714	2,996	2,504	8,374	7,218

Total	$74,425	$69,643	$58,145	$54,795	$132,570	$124,438

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$44,693	$44,151	$36,027	$39,904	$80,720	$84,055
Western Division	31,324	31,775	6,315	6,085	37,639	37,860
Eastern Division	28,158	27,707	32,725	30,853	60,883	58,560
Southern Division – Florida	23,049	22,319	22,089	20,847	45,138	43,166
All Other (2)	7,060	6,749	8,140	4,480	15,200	11,229
Corporate Trust Management (3)	9,857	9,714	5,701	5,024	15,558	14,738

Total	$144,141	$142,415	$110,997	$107,193	$255,138	$249,608

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004(4)	April 30, 2005	April 30, 2004(4)	April 30, 2005	April 30, 2004(4)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$7,056	$6,184	$4,524	$5,093	$11,580	$11,277
Western Division	2,083	2,950	373	663	2,456	3,613
Eastern Division	3,272	3,445	2,368	2,872	5,640	6,317
Southern Division – Florida	1,978	1,449	2,128	2,159	4,106	3,608
All Other (2)	518	610	848	(1,164)	1,366	(554)
Corporate Trust Management (3)	5,221	4,572	2,856	2,351	8,077	6,923

Total	$20,128	$19,210	$13,097	$11,974	$33,225	$31,184

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004(4)	April 30, 2005	April 30, 2004(4)	April 30, 2005	April 30, 2004(4)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$12,515	$12,912	$8,019	$9,557	$20,534	$22,469
Western Division	4,388	5,756	885	1,505	5,273	7,261
Eastern Division	6,274	6,994	2,830	4,660	9,104	11,654
Southern Division – Florida	3,769	3,427	4,268	4,115	8,037	7,542
All Other (2)	1,426	1,133	1,107	(1,083)	2,533	50
Corporate Trust Management (3)	9,554	9,426	5,432	4,716	14,986	14,142

Total	$37,926	$39,648	$22,541	$23,470	$60,467	$63,118

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Preneed Funeral Merchandise		Preneed Cemetery Merchandise		Total Preneed Merchandise
	and Service Sales (5)		and Service Sales (5)		and Service Sales (5)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$6,667	$5,301	$3,585	$3,521	$10,252	$8,822
Western Division	6,079	5,812	914	1,009	6,993	6,821
Eastern Division	4,455	4,280	7,112	7,340	11,567	11,620
Southern Division – Florida	5,675	5,004	3,284	3,960	8,959	8,964
All Other (2)	1,278	1,373	1,006	1,124	2,284	2,497

Total	$24,154	$21,770	$15,901	$16,954	$40,055	$38,724

	Preneed Funeral Merchandise		Preneed Cemetery Merchandise		Total Preneed Merchandise
	and Service Sales (5)		and Service Sales (5)		and Service Sales (5)
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$11,560	$10,277	$6,548	$6,611	$18,108	$16,888
Western Division	12,403	11,744	1,859	1,857	14,262	13,601
Eastern Division	8,494	8,160	13,255	13,033	21,749	21,193
Southern Division – Florida	9,728	9,320	6,191	6,552	15,919	15,872
All Other (2)	2,168	2,434	1,720	2,005	3,888	4,439

Total	$44,353	$41,935	$29,573	$30,058	$73,926	$71,993

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	April 30,	October 31,	April 30,	October 31,	April 30,	October 31,
	2005	2004	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$237,289	$274,029	$325,301	$340,994	$562,590	$615,023
Western Division	73,083	91,579	56,737	56,837	129,820	148,416
Eastern Division	65,245	78,333	325,070	347,286	390,315	425,619
Southern Division – Florida	139,231	158,725	261,120	297,157	400,351	455,882
All Other (2)	57,830	60,921	74,660	75,318	132,490	136,239
Corporate Trust Management (3)	437,619	439,625	197,490	194,008	635,109	633,633
Reconciling Items (6)					95,318	96,696

Total					$2,345,993	$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	April 30,	October 31,	April 30,	October 31,	April 30,	October 31,
	2005	2004	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Central Division	$116,881	$116,881	$49,787	$49,787	$166,668	$166,668
Western Division	—	—	—	—	—	—
Eastern Division	17,052	17,052	25,239	25,239	42,291	42,291
Southern Division - Florida	46,199	46,199	—	—	46,199	46,199
All Other (2)	17,571	17,571	—	—	17,571	17,571

Total	$197,703	$197,703	$75,026	$75,026	$272,729	$272,729

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $1,578 and $2,240 for the three months ended April 30, 2005 and 2004, respectively, and $2,700 and $4,636 for the six months ended April 30, 2005 and 2004, respectively.

(2)	All Other represents the Company’s operations in Puerto Rico.

(3)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2005 and 2004 were $1,524 and $1,438, respectively, and funeral trust earnings for the three months ended April 30, 2005 and 2004 were $3,854 and $3,276, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2005 and 2004 were $1,233 and $1,207, respectively, and cemetery trust earnings for the three months ended April 30, 2005 and 2004 were $1,763 and $1,297, respectively. Trust management fees included in funeral revenue for the six months ended April 30, 2005 and 2004 were $2,678 and $2,876, respectively, and funeral trust earnings for the six months ended April 30, 2005 and 2004 were $7,179 and $6,838, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2005 and 2004 were $2,464 and $2,396, respectively, and cemetery trust earnings for the six months ended April 30, 2005 and 2004 were $3,237 and $2,628, respectively.

(4)	Funeral and cemetery gross profit for the three and six months ended April 30, 2004 do not include net preneed selling costs which would have been expensed if the accounting change described in Note 3(a) had been implemented in fiscal year 2004. The effect of net preneed selling costs is calculated by removing the amortization of deferred selling costs and including in expense the preneed selling costs incurred during 2004. The result of that calculation is the net preneed selling costs that would have reduced 2004 gross profit if the accounting change had been implemented in fiscal year 2004. Net preneed funeral selling costs amounted to $1,575 and $2,154 for the three and six months ended April 30, 2004, respectively. Net preneed cemetery selling costs amounted to $1,777 and $2,774 for the three and six months ended April 30, 2004, respectively.

(5)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.

(6)	Reconciling items consist of unallocated corporate assets.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and six months ended April 30, 2005 and 2004 is as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Segment Data (Restated)—(Continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Gross profit for reportable segments	$33,225	$31,184	$60,467	$63,118
Corporate general and administrative expenses	(4,582)	(4,621)	(8,798)	(8,534)
Separation charges	—	(138)	—	(2,131)
Gains on dispositions and impairment (losses), net	359	(853)	1,237	(550)
Other operating income, net	259	511	498	948
Interest expense	(6,671)	(11,953)	(17,047)	(24,474)
Loss on early extinguishment of debt	(30,057)	—	(32,708)	—
Investment and other income, net	112	57	220	32

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(7,355)	$14,187	$3,869	$28,409

(11) Supplementary Information (Restated)
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Service revenue
Funeral	$42,137	$39,501	$81,757	$80,329
Cemetery	15,290	14,716	28,751	29,807

	57,427	54,217	110,508	110,136

Merchandise revenue
Funeral	30,100	27,832	58,391	57,471
Cemetery	38,896	35,700	74,611	68,513

	68,996	63,532	133,002	125,984

Other revenue
Funeral	2,188	2,310	3,993	4,615
Cemetery	3,959	4,379	7,635	8,873

	6,147	6,689	11,628	13,488

Total revenue	$132,570	$124,438	$255,138	$249,608

Service costs
Funeral	$12,851	$12,123	$25,188	$24,333
Cemetery	9,869	9,768	19,395	18,712

	22,720	21,891	44,583	43,045

Merchandise costs
Funeral	17,702	15,964	33,809	32,111
Cemetery	22,445	20,237	42,971	39,008

	40,147	36,201	76,780	71,119

General and administrative expenses
Funeral	23,744	22,346	47,218	46,323
Cemetery	12,734	12,816	26,090	26,003

	36,478	35,162	73,308	72,326

Total costs	$99,345	$93,254	$194,671	$186,490

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
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$69,371	$5,054	$—	$74,425
Cemetery	—	52,071	6,074	—	58,145

	—	121,442	11,128	—	132,570

Costs and expenses:
Funeral	—	51,147	3,150	—	54,297
Cemetery	—	41,386	3,662	—	45,048

	—	92,533	6,812	—	99,345

Gross profit	—	28,909	4,316	—	33,225
Corporate general and administrative expenses	(4,582)	—	—	—	(4,582)
Gains on dispositions and impairment (losses), net	—	373	(14)	—	359
Other operating income, net	44	207	8	—	259

Operating earnings (loss)	(4,538)	29,489	4,310	—	29,261
Interest income (expense)	14,276	(19,136)	(1,811)	—	(6,671)
Loss on early extinguishment of debt	(30,057)	—	—	—	(30,057)
Investment and other income, net	112	—	—	—	112
Equity in subsidiaries	7,755	—	—	(7,755)	—

Earnings (loss) from continuing operations before income taxes	(12,452)	10,353	2,499	(7,755)	(7,355)
Income tax expense (benefit)	(7,535)	3,759	1,094	—	(2,682)

Earnings (loss) from continuing operations	(4,917)	6,594	1,405	(7,755)	(4,673)

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(211)	60	—	(151)
Income taxes	—	93	—	—	93

Earnings (loss) from discontinued operations	—	(304)	60	—	(244)

Net earnings (loss)	(4,917)	6,290	1,465	(7,755)	(4,917)
Other comprehensive income, net	140	—	—	—	140

Comprehensive income (loss)	$(4,777)	$6,290	$1,465	$(7,755)	$(4,777)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$64,326	$5,317	$—	$69,643
Cemetery	—	48,461	6,334	—	54,795

	—	112,787	11,651	—	124,438

Costs and expenses:
Funeral	—	47,197	3,236	—	50,433
Cemetery	—	38,028	4,793	—	42,821

	—	85,225	8,029	—	93,254

Gross profit	—	27,562	3,622	—	31,184
Corporate general and administrative expenses	(4,621)	—	—	—	(4,621)
Separation charges	(119)	(15)	(4)	—	(138)
Gains on dispositions and impairment (losses), net	(395)	(506)	48	—	(853)
Other operating income (expense), net	(351)	449	413	—	511

Operating earnings (loss)	(5,486)	27,490	4,079	—	26,083
Interest income (expense)	9,799	(19,548)	(2,204)	—	(11,953)
Investment and other income, net	57	—	—	—	57
Equity in subsidiaries	7,976	—	—	(7,976)	—

Earnings from continuing operations before income taxes	12,346	7,942	1,875	(7,976)	14,187
Income taxes	1,918	2,823	694	—	5,435

Earnings from continuing operations	10,428	5,119	1,181	(7,976)	8,752

Discontinued operations:
Earnings from discontinued operations before income taxes	—	1,384	56	—	1,440
Income tax benefit	—	(236)	—	—	(236)

Earnings from discontinued operations	—	1,620	56	—	1,676

Net earnings	10,428	6,739	1,237	(7,976)	10,428
Other comprehensive income, net	262	—	—	—	262

Comprehensive income	$10,690	$6,739	$1,237	$(7,976)	$10,690

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$133,646	$10,495	$—	$144,141
Cemetery	—	99,487	11,510	—	110,997

	—	233,133	22,005	—	255,138

Costs and expenses:
Funeral	—	99,774	6,441	—	106,215
Cemetery	—	80,629	7,827	—	88,456

	—	180,403	14,268	—	194,671

Gross profit	—	52,730	7,737	—	60,467
Corporate general and administrative expenses	(8,798)	—	—	—	(8,798)
Gains on dispositions and impairment (losses), net	—	987	250	—	1,237
Other operating income, net	161	250	87	—	498

Operating earnings (loss)	(8,637)	53,967	8,074	—	53,404
Interest income (expense)	25,560	(38,813)	(3,794)	—	(17,047)
Loss on early extinguishment of debt	(32,708)	—	—	—	(32,708)
Investment and other income, net	220	—	—	—	220
Equity (loss) in subsidiaries	(140,465)	—	—	140,465	—

Earnings (loss) from continuing operations before income taxes	(156,030)	15,154	4,280	140,465	3,869
Income tax expense (benefit)	(5,836)	5,349	1,640	—	1,153

Earnings (loss) from continuing operations	(150,194)	9,805	2,640	140,465	2,716

Discontinued operations:
Earnings from discontinued operations before income taxes	—	35	344	—	379
Income taxes	—	109	—	—	109

Earnings (loss) from discontinued operations	—	(74)	344	—	270

Earnings (loss) before cumulative effect of change in accounting principle	(150,194)	9,731	2,984	140,465	2,986
Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(150,194)	(135,545)	(4,920)	140,465	(150,194)
Other comprehensive income, net	333	—	—	—	333

Comprehensive loss	$(149,861)	$(135,545)	$(4,920)	$140,465	$(149,861)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenues:
Funeral	$—	$131,874	$10,541	$—	$142,415
Cemetery	—	95,257	11,936	—	107,193

	—	227,131	22,477	—	249,608

Costs and expenses:
Funeral	—	96,241	6,526	—	102,767
Cemetery	—	74,626	9,097	—	83,723

	—	170,867	15,623	—	186,490

Gross profit	—	56,264	6,854	—	63,118
Corporate general and administrative expenses	(8,534)	—	—	—	(8,534)
Separation charges	(482)	(1,629)	(20)	—	(2,131)
Gains on dispositions and impairment (losses), net	(300)	(506)	256	—	(550)
Other operating income (expense), net	269	803	(124)	—	948

Operating earnings (loss)	(9,047)	54,932	6,966	—	52,851
Interest income (expense)	19,424	(39,667)	(4,231)	—	(24,474)
Investment and other income, net	32	—	—	—	32
Equity in subsidiaries	12,239	—	—	(12,239)	—

Earnings from continuing operations before income taxes	22,648	15,265	2,735	(12,239)	28,409
Income taxes	3,148	5,881	1,959	—	10,988

Earnings from continuing operations	19,500	9,384	776	(12,239)	17,421

Discontinued operations:
Earnings from discontinued operations before income taxes	—	2,023	67	—	2,090
Income taxes	—	11	—	—	11

Earnings from discontinued operations	—	2,012	67	—	2,079

Net earnings	19,500	11,396	843	(12,239)	19,500
Other comprehensive income, net	919	—	—	—	919

Comprehensive income	$20,419	$11,396	$843	$(12,239)	$20,419

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Balance Sheets

	April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,003	$2,693	$754	$—	$18,450
Marketable securities	—	—	1,292	—	1,292
Receivables, net of allowances	15,900	49,616	5,005	—	70,521
Inventories	367	26,875	6,548	—	33,790
Prepaid expenses	664	2,989	17	—	3,670
Deferred income taxes, net	2,145	2,050	—	—	4,195
Assets held for sale	—	3,489	1,789	—	5,278

Total current assets	34,079	87,712	15,405	—	137,196
Receivables due beyond one year, net of allowances	38	54,631	22,575	—	77,244
Preneed funeral receivables and trust investments	—	486,994	11,600	—	498,594
Preneed cemetery receivables and trust investments	—	239,397	19,262	—	258,659
Goodwill	—	247,567	25,162	—	272,729
Cemetery property, at cost	—	345,906	20,313	—	366,219
Property and equipment, at cost	32,988	434,141	35,846	—	502,975
Less accumulated depreciation	18,236	170,074	10,422	—	198,732

Net property and equipment	14,752	264,067	25,424	—	304,243
Deferred income taxes, net	12,574	166,322	19,613	—	198,509
Cemetery perpetual care trust investments	—	211,503	—	—	211,503
Other assets	6,612	13,576	909	—	21,097
Equity in subsidiaries	6,841	5,353	—	(12,194)	—

Total assets	$74,896	$2,123,028	$160,263	$(12,194)	$2,345,993

Current liabilities:
Current maturities of long-term debt	$5,087	$—	$—	$—	$5,087
Accounts payable	327	8,425	248	—	9,000
Accrued expenses and other current liabilities	12,300	36,270	6,004	—	54,574
Liabilities associated with assets held for sale	—	2,405	1,079	—	3,484

Total current liabilities	17,714	47,100	7,331	—	72,145
Long-term debt, less current maturities	383,377	—	30,000	—	413,377
Intercompany payables, net	(1,017,677)	981,596	36,081	—	—
Deferred preneed funeral revenue	—	243,608	46,816	—	290,424
Deferred preneed cemetery revenue	—	250,104	27,841	—	277,945
Non-controlling interest in funeral and cemetery trusts	—	627,040	—	—	627,040
Other long-term liabilities	8,340	2,296	—	—	10,636
Negative equity in subsidiaries	238,549	—	—	(238,549)	—

Total liabilities	(369,697)	2,151,744	148,069	(238,549)	1,691,567

Non-controlling interest in perpetual care trusts	—	209,833	—	—	209,833

Common stock	109,699	426	52	(478)	109,699
Other	334,894	(238,975)	12,142	226,833	334,894

Total shareholders’ equity	444,593	(238,549)	12,194	226,355	444,593

Total liabilities and shareholders’ equity	$74,896	$2,123,028	$160,263	$(12,194)	$2,345,993

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,553	$7,625	$336	$—	$21,514
Marketable securities	—	16	1,281	—	1,297
Receivables, net of allowances	19,207	42,450	7,476	—	69,133
Inventories	389	29,362	6,423	—	36,174
Prepaid expenses	822	2,117	14	—	2,953
Deferred income taxes, net	2,263	5,411	—	—	7,674
Assets held for sale	—	7,393	3,100	—	10,493

Total current assets	36,234	94,374	18,630	—	149,238
Receivables due beyond one year, net of allowances	98	57,086	21,508	—	78,692
Preneed funeral receivables and trust investments	—	487,840	15,968	—	503,808
Preneed cemetery receivables and trust investments	—	232,493	25,683	—	258,176
Goodwill	—	247,567	25,162	—	272,729
Deferred charges	—	237,825	15,535	-	253,360
Cemetery property, at cost	—	341,233	25,641	—	366,874
Property and equipment, at cost	31,845	426,969	32,485	—	491,299
Less accumulated depreciation	17,273	162,434	9,845	—	189,552

Net property and equipment	14,572	264,535	22,640	—	301,747
Deferred income taxes, net	12,808	67,198	13,008	—	93,014
Cemetery perpetual care trust investments	—	210,267	—	—	210,267
Other assets	8,835	13,560	1,208	—	23,603
Equity in subsidiaries	11,761	5,353	—	(17,114)	—

Total assets	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,725	$—	$—	$—	$1,725
Accounts payable	1,090	8,452	323	—	9,865
Accrued expenses and other current liabilities	17,992	39,680	6,097	—	63,769
Liabilities associated with assets held for sale	—	4,777	1,714	—	6,491

Total current liabilities	20,807	52,909	8,134	—	81,850
Long-term debt, less current maturities	385,080	—	30,000	—	415,080
Intercompany payables, net	(1,022,830)	973,226	49,604	—	—
Deferred preneed funeral revenue	—	250,556	46,772	—	297,328
Deferred preneed cemetery revenue	—	247,211	33,359	—	280,570
Non-controlling interest in funeral and cemetery trusts	—	627,344	—	—	627,344
Other long-term liabilities	10,269	2,196	—	—	12,465
Negative equity in subsidiaries	103,004	—	—	(103,004)	—

Total liabilities	(503,670)	2,153,442	167,869	(103,004)	1,714,637

Non-controlling interest in perpetual care trusts	—	208,893	—	—	208,893

Common stock	107,885	426	52	(478)	107,885
Other	480,426	(103,430)	17,062	86,368	480,426
Accumulated other comprehensive loss	(333)	—	—	—	(333)

Total shareholders’ equity	587,978	(103,004)	17,114	85,890	587,978

Total liabilities and shareholders’ equity	$84,308	$2,259,331	$184,983	$(17,114)	$2,511,508

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Net cash provided by (used in) operating activities	$(10,701)	$7,311	$7,040	$—	$3,650

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(205)	5,915	675	—	6,385
Additions to property and equipment	(1,636)	(7,988)	(3,344)	—	(12,968)

Other	—	(188)	—	—	(188)

Net cash used in investing activities	(1,841)	(2,245)	(2,669)	—	(6,755)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(438,341)	—	—	—	(438,341)
Intercompany receivables (payables)	13,951	(9,998)	(3,953)	—	—
Debt issue costs	(5,811)	—	—	—	(5,811)
Issuance of common stock	12,608	—	—	—	12,608
Purchase and retirement of common stock	(5,681)	—	—	—	(5,681)
Dividends	(2,742)	—	—	—	(2,742)
Other	8	—	—	—	8

Net cash provided by (used in) financing activities	13,992	(9,998)	(3,953)	—	41

Net increase (decrease) in cash	1,450	(4,932)	418	—	(3,064)
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$15,003	$2,693	$754	$—	$18,450

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes and Senior Notes (Restated)—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Net cash provided by operating activities	$51,664	$7,045	$2,170	$—	$60,879

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,019	—	—	—	1,019
Proceeds from sale of assets, net	(922)	9,860	—	—	8,938
Additions to property and equipment	(569)	(7,596)	(168)	—	(8,333)

Other	—	41	6	—	47

Net cash provided by (used in) investing activities	(472)	2,305	(162)	—	1,671

Cash flows from financing activities:
Repayments of long-term debt	(48,158)	—	—	—	(48,158)
Intercompany receivables (payables)	12,002	(9,238)	(2,764)	—	—
Issuance of common stock	4,711	—	—	—	4,711
Purchase and retirement of common stock	(10,692)	—	—	—	(10,692)

Net cash used in financing activities	(42,137)	(9,238)	(2,764)	—	(54,139)

Net increase (decrease) in cash	9,055	112	(756)	—	8,411
Cash and cash equivalents, beginning of period	18,975	(478)	88	—	18,585

Cash and cash equivalents, end of period	$28,030	$(366)	$(668)	$—	$26,996

(13) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. Subsequently, the Company has sold seven of these businesses and reclassified them back into discontinued operations. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2005 or 2004 are currently reported in the discontinued operations section of the 2005 and 2004 consolidated statements of earnings.
     For the six months ended April 30, 2005, the Company recorded net gains on dispositions and impairment (losses) of $359 and $1,237 for the three and six months ended April 30, 2005 in continuing operations, respectively, and ($853) and ($550) for the three and six months ended April 30, 2004, respectively, for long-lived assets sold, primarily real estate, that did not qualify as discontinued operations. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of ($97) and $446 for the three and six months ended April 30, 2005, respectively, and $1,028 for the three and six months ended April 30, 2004, which is

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)
reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items as of April 30, 2005 and October 31, 2004 is set forth below. As of April 30, 2005 and October 31, 2004, these assets and liabilities relate primarily to the businesses sold during fiscal year 2005.

	April 30, 2005	October 31, 2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Assets

Receivables, net of allowances	$431	$519
Inventories and other current assets	896	1,093
Net property and equipment	1,988	3,851
Preneed funeral receivables and trust investments	304	2,433
Preneed cemetery receivables and trust investments	1,484	1,283
Deferred charges and other assets	125	1,314
Deferred income taxes, net	50	—

Assets held for sale	$5,278	$10,493

Liabilities

Deferred income taxes, net	$—	$188
Deferred preneed funeral revenue	1,191	2,384
Deferred preneed cemetery revenue	718	705
Non-controlling interest in funeral and cemetery trusts	1,575	3,214

Liabilities associated with assets held for sale	$3,484	$6,491

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Revenue:
Funeral	$215	$3,505	$546	$7,766
Cemetery	208	442	411	765

	$423	$3,947	$957	$8,531

Gross profit:
Funeral	$(107)	$167	$(212)	$710
Cemetery	60	224	147	322

	(47)	391	(65)	1,032
Gains on dispositions and impairment (losses), net	(97)	1,028	446	1,028
Other operating income (expense), net	(7)	21	(2)	30

Earnings (loss) from discontinued operations before income taxes	$(151)	$1,440	$379	$2,090

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
(15) Long-term Debt

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
(16) Consolidated Comprehensive Income (Loss)
     Consolidated comprehensive income (loss) for the six months ended April 30, 2005 and 2004 is as follows:

	Six Months Ended April 30,
	2005	2004
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Net earnings (loss)	$(150,194)	$19,500
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($50)	—	115
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	—	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204) and ($332), respectively	333	610
Reduction in net unrealized losses associated with available- for-sale securities of the trusts	954	—
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(954)	—

Total other comprehensive income	333	919

Total comprehensive income (loss)	$(149,861)	$20,419

(17) Guarantees
     The Company’s obligations under its senior secured credit facility and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility and the 6.25 percent senior notes, see Note 15 included herein.

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
(19) Subsequent Events
Litigation Update
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
     In re: Funeral Consumer Antitrust Litigation – On May 2, 2005, a purported class action lawsuit entitled Funeral Consumers Alliance, Inc, et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co. (“FCA Case”) was filed in the Federal District Court for the Northern District of California, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants.
     The suit alleges that the defendants acted jointly to reduce competition from independent casket discounters and fix and maintain prices on caskets in violation of the federal antitrust laws and California’s Business and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousand, except per share amounts)
(19)	Subsequent Events—(Continued)
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousand, except per share amounts)
(19)	Subsequent Events—(Continued)
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousand, except per share amounts)
(19)	Subsequent Events—(Continued)
currently based on the status of its insurance review, $500 of which had been received as of October 31, 2005 and $10,731 of which was received in the first quarter of 2006. The remaining $500 in insurance proceeds to be received is included in current receivables in the consolidated balance sheet as of January 31, 2006. The net amount of $2,638 ($1,583 after tax, or $.01 per share) is included in the “Hurricane related charges, net” line in the consolidated statement of earnings for the quarter ended January 31, 2006. A charge of $9,366 in net hurricane related charges was recorded in fiscal year 2005. The Company believes that a significant portion of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, if the proceeds are greater than the loss incurred, then the Company will record any related gain at that time. As of April 28, 2006, the Company had received an additional $3,000 in hurricane-related insurance proceeds.
Late Filings
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
     The Company received a Staff Determination Letter from the Nasdaq Listing Qualifications Department on October 25, 2005 notifying the Company that because it filed its third quarter 2005 Form 10-Q prior to completion of the review by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer, that the Company was not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14).
     On November 17, 2005, the Company appeared before a Nasdaq Listing Qualifications Panel to seek an extension of time to complete the filing and thereby regain compliance with the listing standard. On December 12, 2005, the Company received a response from the Nasdaq Listing Qualifications Panel which granted its request for continued listing on the Nasdaq National Market of its Class A common stock, provided that the Company filed its completed Form 10-Q for the quarter ended July 31, 2005 and Form 10-K for the fiscal year ended October 31, 2005 no later than February 15, 2006. On February 3, 2006, Nasdaq notified the Company that the Company’s failure to file the Form 10-K for the fiscal year ended October 31, 2005 by February 1, 2006 was an additional violation of the continued listing requirements, but that the extension of time previously granted by the Panel for the filing was not affected by this notice. The Company was granted an additional extension of time to February 22, 2006. The Company filed its 2005 Form 10-K on February 17, 2006 and filed the Form 10-Q for the quarter ended July 31, 2005

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousand, except per share amounts)
(19)	Subsequent Events—(Continued)
on February 22, 2006.
     Nasdaq also notified the Company on January 17, 2006 that the Company’s filing on October 24, 2005 of the Form 10-K/A for the fiscal year ended October 31, 2004 prior to completion of the audit by its independent registered public accounting firm and without the certifications of its Chief Executive Officer and Chief Financial Officer was an additional event of noncompliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). This matter was previously disclosed to and discussed with the Nasdaq Listing Qualifications Panel. The Company was granted an extension of time in which to file this report to April 7, 2006, and the filing of this Amendment No. 3 to the Form 10-K for the fiscal year ended October 31, 2004 on April 5, 2006 satisfies this requirement. On April 11, 2006, the Company received a letter from Nasdaq advising that the Company has complied with all of the requirements for continued listing.

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
Segments and Reporting Units
     We re-evaluated our application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and determined that we had incorrectly identified our operating and reportable segments for all prior periods. We concluded that we had eleven operating and reportable segments, which consisted of a corporate trust management segment and a funeral and cemetery segment for each of five geographic areas: Central, Western, Eastern, Southern – Florida and All Other. Our historical presentation of segment data had consisted of two operating and reportable segments, funeral and cemetery. As discussed in Note 19 to the condensed consolidated financial statements included herein, we reorganized our operating divisions effective for the fourth quarter of 2005, which will result in a change in its operating and reportable segments in future filings.
     The correction of our operating segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under SFAS No. 142, retroactive to the November 1, 2001 adoption date of SFAS No. 142. Our evaluation of goodwill should have been performed to include 13 reporting units as opposed to the two reporting units historically identified. As a result of the reorganization and revision of our divisions effective for the fourth quarter of fiscal year 2005 as discussed in Note 19 to the condensed consolidated financial statements included herein, we revised our evaluation of goodwill based upon 11 reporting units. For further discussion of our reporting units, see Note 2(i).
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
     Further, the restatement of goodwill on our balance sheet had the effect of changing the net book value of the assets we sold as part of our plan to sell a number of our businesses and the net book value of assets held for sale on our balance sheet. Due to these changes, the gain or loss on those sales has been re-evaluated and restated. In 2004, this resulted in an additional net gain of $0.6 million, of which a loss of $0.8 million occurred in the three and six months ended April 30, 2004 (a loss of $0.6 million relates to continuing operations and a loss of $0.2 million relates to discontinued operations).
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
     The overall impact of the restatements related to the deferred revenue project on net earnings and net earnings per share for the three months ended April 30, 2005 and 2004 was a decrease in net earnings of $1.9 million and $3.6 million, respectively, and a decrease in earnings per diluted share of $.01 and $.03, respectively. The overall impact of the restatements related to the deferred revenue project for the six months ended April 30, 2005 and 2004 was a decrease in net earnings of $15.5 million (including $11.9 million, or $.11 per diluted share, related to the cumulative effect of change in accounting principle for preneed selling costs) and $6.6 million, respectively, and a decrease in diluted earnings per share of $.14 and $.06, respectively.
Other Adjustments
     As previously disclosed in our Form 10-Q for the second quarter of fiscal year 2005, we reviewed our lease-related accounting practices and determined that certain adjustments related to rent escalations and leasehold improvement amortization were necessary. The cumulative effect of these adjustments for all prior periods amounted to a charge of $1.8 million ($1.1 million after tax, or $.01 per share). We evaluated the materiality of these operating lease adjustments on our financial statements and concluded that the impact of these adjustments was not material. As a result, we recorded the cumulative effect of these prior period adjustments of $1.8 million as non-cash charges to funeral and cemetery costs in the second quarter of fiscal year 2005. Because we are amending our financial statements for the restatements discussed above, we have recorded the lease adjustments in the periods they were actually incurred. In this filing, we removed the cumulative effect of this prior period adjustment of $1.8 million ($1.1 million after tax) from the statement of earnings for the six months ended April 30, 2005. We also recorded other immaterial miscellaneous adjustments.
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
     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a discussion of our accounting for preneed sales and trust and escrow account earnings, see Notes 2(e), 2(k), 2(l) and Notes 3 through 7 to the condensed consolidated financial statements included herein.

     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 2(e), 2(k), 2(l) and Notes 3 through 7 to the condensed consolidated financial statements.
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
     We mark our trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items on the balance sheet, with a corresponding increase or decrease in the deferred preneed revenue and non-controlling interest line items on the balance sheet. Therefore, there is no effect on net income. We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. We periodically review our investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired. This evaluation includes determining if we have the ability and intent to hold these investments for its forecasted recovery period and determining if there have been any changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 4, 5 and 6 to the condensed consolidated financial statements are temporary as the cost basis in these tables has already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $79.7 million and $44.3 million, respectively, as of April 30, 2005, from their original cost basis. They had net unrealized appreciation of $3.6 million and $0.9 million, respectively, as of April 30, 2005 resulting from temporary unrealized gains and losses. See Notes 4 and 5 to the condensed consolidated financial statements.
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
     As described above in “Critical Accounting Policies,” on May 31, 2005, we changed our method of accounting for selling costs incurred related to preneed funeral and cemetery service and merchandise sales. We have applied this change in accounting principle effective November 1, 2004. Prior to this time, we deferred preneed selling costs and amortized them into expense in proportion to the preneed revenue recognized in the period. We now expense these costs in the period incurred. In the discussion below, the amounts presented in the tables for the three and six months ended April 30, 2004 reflect historical amounts and therefore are not adjusted for this accounting change. In order to present results for the three and six months ended April 30, 2004 comparable to those for the same periods of 2005 which include the accounting change, we have also included a discussion of the net preneed selling costs for each period of 2004 and their effect on gross profit. The effect of net preneed selling costs is calculated by removing the amortization of deferred selling costs and including in expense the preneed selling costs incurred during 2004. The result of that calculation is the net preneed selling costs that would have reduced 2004 gross profit if the accounting change had been implemented in fiscal year 2004.
Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004—Continuing Operations
Funeral Operations

	Three Months Ended
	April 30,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Funeral Revenue

Central Division	$23.6	$21.4		$2.2
Western Division	15.7	15.7		—
Eastern Division	14.5	13.8		.7
Southern Division – Florida	11.9	10.7		1.2
All Other (1)	3.3	3.3		—
Corporate Trust Management (2)	5.4	4.7		.7

Total Funeral Revenue	$74.4	$69.6		$4.8

Funeral Costs:

Central Division	$16.6	$15.2		$1.4
Western Division	13.7	12.8		.9
Eastern Division	11.2	10.4		.8
Southern Division – Florida	9.9	9.2		.7
All Other (1)	2.7	2.7		—
Corporate Trust Management (2)	.2	.1		.1

Total Funeral Costs	$54.3	$50.4	(3)	$3.9	(3)

Funeral Gross Profit:

Central Division	$7.0	$6.2		$.8
Western Division	2.0	2.9		(.9)
Eastern Division	3.3	3.4		(.1)
Southern Division – Florida	2.0	1.5		.5
All Other (1)	.6	.6		—
Corporate Trust Management (2)	5.2	4.6		.6

Total Funeral Gross Profit	$20.1	$19.2	(3)	$.9	(3)

Same-Store Analysis

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2005	2004
Central Division	5.9%	7.0%	21.8%	22.4%
Western Division	.6%	(1.2)%	58.9%	57.9%
Eastern Division	(1.1)%	8.0%	25.4%	25.3%
Southern Division – Florida	4.4%	10.5%	39.7%	38.9%
All Other (1)	8.9%	(5.7)%	16.5%	14.5%
Total	4.1%	4.4%	36.7%	36.7%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2005 and 2004 were $1.5 million and $1.4 million, respectively, and funeral trust earnings for the three months ended April 30, 2005 and 2004 were $3.9 million and $3.3 million, respectively.

(3)	Funeral costs from continuing operations for the three months ended April 30, 2004 do not include net preneed selling costs of $1.6 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the three months ended April 30, 2005 would have increased $2.5 million from $17.6 million for the three months ended April 30, 2004.
Consolidated Operations - Funeral
     Funeral revenue from continuing operations increased $4.8 million, or 6.9 percent, for the three months ended April 30, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to a 4.4 percent increase in the number of same-store funeral services performed, or 686 events out of 15,573 total same-store funeral services performed. In addition to an increase in the number of deaths in our markets during the second quarter of 2005, we believe that our improved performance also reflects the success of our initiatives to grow the business, including a funeral home incentive compensation plan.
     We also experienced an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.9 percent increase in the average revenue per traditional funeral service and a 5.0 percent increase in the average revenue per cremation service. Including trust earnings, we experienced an overall 4.1 percent increase in the average revenue per funeral service for our same-store businesses. We believe the primary factors that contributed to the increases in our average revenue per traditional and cremation service were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.
     Funeral gross profit margin from continuing operations decreased from 27.6 percent in the second quarter of fiscal year 2004 to 27.0 percent in the second quarter of fiscal year 2005. Funeral costs from continuing operations for the three months ended April 30, 2004 do not include $1.6 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 25.3 percent for the three months ended April 30, 2004. The remaining decrease resulted from increased health insurance costs due to an increase in the number of high-dollar claims in 2005. The cremation rate for our same-store operations was 36.7 percent for the three months ended April 30, 2005 and 2004.
Segment Discussion - Funeral
     Funeral revenue in the Central division and Southern division-Florida funeral segments increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 7.0 percent and 10.5 percent, respectively, coupled with an increase in the average revenue per funeral service in the same-store businesses of 5.9 percent and 4.4 percent, respectively. Funeral revenue in the Eastern division segment increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 8.0 percent, offset by a decrease in average revenue per funeral service of 1.1 percent. Funeral revenue in the corporate trust management segment increased due to a $0.6 million increase in funeral trust earnings and a $0.1 million increase in trust management fees.
     Funeral gross profit margin for the Central division and Southern division-Florida funeral segments increased due to the increase in revenue discussed above, offset by increased health insurance costs and the effect of the accounting change discussed above. Funeral gross profit margin for the Western division and Eastern division funeral segments decreased primarily due to increased health insurance costs and the effect of the accounting change as discussed above in “Consolidated Operations - Funeral.” As demonstrated in the table above, the same-store cremation rate increased for the Western division, Eastern division, Southern division-Florida and All Other funeral segments and decreased for the Central division segment.
Cemetery Operations

	Three Months Ended
	April 30,			Increase
	2005	2004		(Decrease)
		(In millions)

	(Restated)	(Restated)
	(Note 1)	(Note 1)
Cemetery Revenue:

Central Division	$18.5	$22.1		$(3.6)
Western Division	3.1	3.4		(.3)
Eastern Division	18.1	15.6		2.5
Southern Division - Florida	11.1	10.5		.6
All Other (1)	4.3	.7		3.6
Corporate Trust Management (2)	3.0	2.5		.5

Total Cemetery Revenue	$58.1	$54.8		$3.3

Cemetery Costs:

Central Division	$14.0	$17.0		$(3.0)
Western Division	2.7	2.7		—
Eastern Division	15.7	12.7		3.0
Southern Division – Florida	9.0	8.4		.6
All Other (1)	3.5	1.9		1.6
Corporate Trust Management (2)	.1	.1		—

Total Cemetery Costs	$45.0	$42.8	(3)	$2.2 (3)

Cemetery Gross Profit:

Central Division	$4.5	$5.1		$(.6)
Western Division	.4	.7		(.3)
Eastern Division	2.4	2.9		(.5)
Southern Division – Florida	2.1	2.1		—
All Other (1)	.8	(1.2)		2.0
Corporate Trust Management (2)	2.9	2.4		.5

Total Cemetery Gross Profit	$13.1	$12.0	(3)	$1.1 (3)

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2005 and 2004 were $1.2 million and $1.2 million, respectively, and cemetery trust earnings for the three months ended April 30, 2005 and 2004 were $1.8 million and $1.3 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(3)	Cemetery costs from continuing operations for the three months ended April 30, 2004 do not include net preneed selling costs of $1.8 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the three months ended April 30, 2005 would have increased $2.9 million from $10.2 million for the three months ended April 30, 2004.
Consolidated Operations - Cemetery
     Cemetery revenue from continuing operations increased $3.3 million, or 6.0 percent, for the three months ended April 30, 2005, compared to the corresponding period in 2004, primarily due to an increase in cemetery property sales and an increase in revenue from merchandise delivered, offset by a decrease in revenue associated with the construction of cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 6.3 percent in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004, which is in line with the Company’s goal to increase cemetery property sales by 4 percent to 8 percent for fiscal year 2005.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.7 percent in our perpetual care trusts for the quarter ended April 30, 2005 resulting in revenue of $1.6 million, compared to 4.5 percent for the corresponding period in 2004 resulting in revenue of $2.2 million.
     Cemetery gross profit margin from continuing operations increased from 21.9 percent in the second quarter of fiscal year 2004 to 22.5 percent in the second quarter of fiscal year 2005. Cemetery costs from continuing operations for the three months ended April 30, 2004 do not include $1.8 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 18.6 percent for the three months ended April 30, 2004. The overall increase resulted from increased revenues as discussed above, partially offset by increased health insurance costs due to an increase in the number of high dollar claims in 2005.
Segment Discussion - Cemetery
     Cemetery revenue in the Central division cemetery segment decreased primarily due to a decrease in revenue associated with the construction of cemetery projects, offset by increased cemetery property sales and merchandise deliveries. Cemetery revenue in the Eastern division segment increased primarily due to an increase in cemetery property sales, merchandise deliveries and revenue associated with the construction of cemetery projects. Cemetery revenue in the Southern division-Florida segment increased primarily due to an increase in cemetery property sales and merchandise deliveries, offset by decreased revenues associated with the construction of cemetery projects. Cemetery revenue in the Western division segment decreased primarily due to a decrease in merchandise deliveries. All Other cemetery segment revenue increased primarily due to an increase in revenue associated with the construction of cemetery projects in Puerto Rico. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     Cemetery gross profit margin for the Central division cemetery segment increased primarily due to decreased costs associated with the construction of cemetery projects. Cemetery gross profit margin for the Eastern division segment and Southern division-Florida segment declined due to cost increases described in “Consolidated Operations-Cemetery,” offset by increased revenues as described above. Cemetery gross profit margin for the Western division segment declined due to cost increases described above. The All Other cemetery segment gross profit margin increased due to increased revenues described above.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the three months ended April 30, 2005 and 2004 were gains on dispositions and impairment (losses), net of ($0.1) million and $1.0 million, respectively. Revenues for the three months ended April 30, 2005 were $0.4 million compared to $3.9 million in the same period in 2004. Income tax expense for our discontinued operations for the three months ended April 30, 2005 was $0.1 million compared to a $0.2 million benefit for the same period in 2004.
Other
     Corporate general and administrative expenses for the three months ended April 30, 2005 were flat compared to the same period in 2004.
     In December 2003, we announced a reduction and restructuring of our workforce. For the three months ended April 30, 2004, we recorded $0.1 million for severance and other costs associated with the workforce reductions. The December 2003 workforce reduction plan was completed June 1, 2004.
     Total depreciation and amortization was $5.0 million for the second quarter of fiscal year 2005 compared to $12.1 million for the same period in 2004. Depreciation and amortization from continuing operations was $5.0 million for the second quarter of fiscal year 2005 compared to $12.0 million for the same period in 2004. Amortization in fiscal year 2004 included $6.1 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales and we no longer amortize these costs but rather expense them as incurred.
     Interest expense decreased $5.3 million to $6.7 million for the second quarter of fiscal year 2005 compared to $12.0 million for the same period in 2004 primarily due to a 387 basis-point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $37.0 million decrease in average debt outstanding.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the three months ended April 30, 2005 and 2004, we reported net gains on dispositions and impairment (losses) of $0.4 million and ($0.9) million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.
     Other operating income, net, was $0.3 million for the three months ended April 30, 2005 compared to $0.5 million for the three months ended April 30, 2004.
     The effective tax rate for our continuing operations for the three months ended April 30, 2005 was a 36.5 percent benefit compared to a 38.3 percent expense for the same period in 2004. The lower rate on ordinary income is the result of increased dividend exclusion and lower state taxes in 2005 compared to 2004.
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
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 11.0 percent during the second quarter of 2005 compared to the corresponding period in 2004.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $44.3 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $19.1 million related to insurance-funded preneed funeral contracts) during the three months ended April 30, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $42.3 million (including $15.9 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $41.5 million and $36.7 million for the three months ended April 30, 2005 and 2004, respectively, resulting in net additions to the backlog of $2.8 million and $5.6 million for the three months ended April 30, 2005 and 2004, respectively.
Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004 – Continuing Operations
Funeral Operations

	Six Months Ended
	April 30,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Funeral Revenue:

Central Division	$44.7	$44.2		$.5
Western Division	31.3	31.8		(.5)
Eastern Division	28.1	27.7		.4
Southern Division – Florida	23.0	22.3		.7
All Other (1)	7.1	6.7		.4
Corporate Trust Management (2)	9.9	9.7		.2

Total Funeral Revenue	$144.1	$142.4		$1.7

Funeral Costs:

Central Division	$32.2	$31.3		$.9
Western Division	26.9	26.0		.9
Eastern Division	21.9	20.7		1.2
Southern Division – Florida	19.3	18.9		.4
All Other (1)	5.6	5.6		—
Corporate Trust Management (2)	.3	.3		—

Total Funeral Costs	$106.2	$102.8	(3)	$3.4	(3)

Funeral Gross Profit:

Central Division	$12.5	$12.9		$(.4)
Western Division	4.4	5.8		(1.4)
Eastern Division	6.2	7.0		(.8)
Southern Division – Florida	3.7	3.4		.3
All Other (1)	1.5	1.1		.4
Corporate Trust Management (2)	9.6	9.4		.2

Total Funeral Gross Profit	$37.9	$39.6	(3)	$(1.7	) (3)

Same-Store Analysis

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2005	2004
Central Division	3.8%	(.8)%	22.4%	21.6%
Western Division	2.8%	(4.0)%	59.2%	57.9%
Eastern Division	.3%	1.2%	25.1%	26.0%
Southern Division – Florida	4.5%	2.7%	39.4%	38.8%
All Other (1)	5.6%	1.9%	15.4%	13.8%
Total	3.3%	(.7)%	36.9%	36.5%

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2005 and 2004 were $2.7 million and $2.9 million, respectively, and funeral trust earnings for the six months ended April 30, 2005 and 2004 were $7.2 million and $6.8 million, respectively.

(3)	Funeral costs from continuing operations for the six months ended April 30, 2004 do not include net preneed selling costs of $2.1 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the six months ended April 30, 2005 would have increased $0.4 million from $37.5 million for the six months ended April 30, 2004.
Consolidated Operations - Funeral
     Funeral revenue from continuing operations increased $1.7 million, or 1.2 percent, for the six months ended April 30, 2005, compared to the corresponding period in 2004. The increase in funeral revenue was primarily due to an increase in the average revenue per funeral service performed by our same-store businesses. Our same-store businesses achieved a 3.2 percent increase in the average revenue per traditional funeral service and a 5.6 percent increase in the average revenue per cremation service. Including trust earnings, we experienced an overall 3.3 percent increase in the average revenue per funeral service for our same-store businesses. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new funeral home incentive compensation plan.
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
     Funeral gross profit margin from continuing operations decreased from 27.8 percent for the six months ended April 30, 2004 to 26.3 percent in the corresponding period in 2005. Funeral costs from continuing operations for the six months ended April 30, 2004 do not include $2.1 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 26.3 percent for the six months ended April 30, 2004. The remaining decrease is due to increased health insurance costs due to an increase in the number of high-dollar claims in 2005. The cremation rate for our same-store operations was 36.9 percent for the six months ended April 30, 2005 compared to 36.5 percent for the corresponding period in 2004.
Segment Discussion - Funeral
     Funeral revenue in the Eastern division, Southern division-Florida and All Other funeral segments increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 1.2 percent, 2.7 percent and 1.9 percent, respectively, coupled with an increase in the average revenue per funeral service in the same-store businesses of 0.3 percent, 4.5 percent and 5.6 percent, respectively. Funeral revenue in the Central division segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 3.8 percent. Funeral revenue in the Western division segment decreased due to a decrease in the number funeral services performed by the same-store businesses of 4.0 percent offset by an increase in the average revenue per funeral service of 2.8 percent.
     Funeral gross profit margin for the Central division, Western division and Eastern division funeral segments decreased primarily due to increased health insurance costs and the effect of the accounting change as discussed above in “Consolidated Operations - Funeral.” Funeral gross profit margin for the Southern division-Florida segment and All Other segment increased due to increased revenues, offset by increased health insurance costs and the effect of the accounting change as discussed above in “Consolidated Operations-Funeral.” As demonstrated in the table above, the same-store cremation rate increased for the Central division, Western division, Southern division-Florida and All Other funeral segments and decreased for the Eastern division funeral segment.

Cemetery Operations

	Six Months Ended
	April 30,			Increase
	2005	2004		(Decrease)
		(In millions)
	(Restated)	(Restated)
	(Note 1)	(Note 1)
Cemetery Revenue:

Central Division	$36.0	$39.9		$(3.9)
Western Division	6.3	6.1		.2
Eastern Division	32.7	30.9		1.8
Southern Division – Florida	22.1	20.8		1.3
All Other (1)	8.2	4.5		3.7
Corporate Trust Management (2)	5.7	5.0		.7

Total Cemetery Revenue	$111.0	$107.2		$3.8

Cemetery Costs:

Central Division	$28.0	$30.3		$(2.3)
Western Division	5.4	4.6		.8
Eastern Division	29.9	26.2		3.7
Southern Division – Florida	17.8	16.7		1.1
All Other (1)	7.1	5.6		1.5
Corporate Trust Management (2)	.3	.3		—

Total Cemetery Costs	$88.5	$83.7	(3)	$4.8	(3)

Cemetery Gross Profit:

Central Division	$8.0	$9.6		$(1.6)
Western Division	.9	1.5		(.6)
Eastern Division	2.8	4.7		(1.9)
Southern Division – Florida	4.3	4.1		.2
All Other (1)	1.1	(1.1)		2.2
Corporate Trust Management (2)	5.4	4.7		.7

Total Cemetery Gross Profit	$22.5	$23.5	(3)	$(1.0	) (3)

(1)	All Other represents our operations in Puerto Rico.

(2)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2005 and 2004 were $2.5 million and $2.4 million, respectively, and cemetery trust earnings for the six months ended April 30, 2005 and 2004 were $3.2 million and $2.6 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(3)	Cemetery costs from continuing operations for the six months ended April 30, 2004 do not include net preneed selling costs of $2.8 million which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the six months ended April 30, 2005 would have increased $1.8 million from $20.7 million for the six months ended April 30, 2004.

Consolidated Operations - Cemetery
     Cemetery revenue from continuing operations increased $3.8 million, or 3.5 percent, for the six months ended April 30, 2005, compared to the corresponding period in 2004, primarily due to an increase in cemetery property sales and an increase in revenue from merchandise delivered during the six months offset by a decrease in revenue associated with the construction of cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery property sales increased 4.5 percent in the six months ended April 30, 2005 compared to the corresponding period in 2004.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.4 percent in our perpetual care trusts for the six months ended April 30, 2005 resulting in revenue of $2.7 million, compared to 4.6 percent for the corresponding period in 2004 resulting in revenue of $4.6 million.
     Cemetery gross profit margin from continuing operations decreased from 21.9 percent in the six months ended April 30, 2004 to 20.3 percent in the corresponding period in 2005. Cemetery costs from continuing operations for the six months ended April 30, 2004 do not include $2.8 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 19.3 percent for the six months ended April 30, 2004. Cemetery operations also experienced increased health insurance costs due to an increase in the number of high-dollar claims in 2005.
Segment Discussion - Cemetery
     Cemetery revenue in the Central division cemetery segment decreased primarily due to a decrease in the construction of cemetery projects, partially offset by an increase in preneed cemetery property sales. For further discussion on the decrease in construction of cemetery projects, see “Consolidated Operations - Cemetery.” Cemetery revenue in the Eastern division segment increased primarily due to an increase in preneed property sales and an increase in revenue from merchandise delivered. Cemetery revenue in the Southern division-Florida segment increased primarily due to increases in cemetery property sales and merchandise deliveries. All Other cemetery segment revenue increased primarily due to an increase in revenue associated with the construction of cemetery projects in Puerto Rico. Revenue in the corporate trust management segment increased due to a $0.6 million increase in cemetery trust earnings and a $0.1 million increase in cemetery trust management fees.
     The cemetery gross profit for each of the cemetery segments was impacted by the effect of the accounting change as discussed above in “Consolidated Operations - Cemetery.” In addition, cemetery gross profit margin for the Central division segment decreased due primarily to a decline in cemetery revenue as described above and an increase in health insurance costs as described above in “Consolidated Operations - Cemetery.” Eastern division, Western division and Southern division-Florida segment gross profit margins decreased due primarily to increases in health insurance costs. All Other cemetery segment gross profit margin increased due to the increase in cemetery revenue in Puerto Rico.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. Included in discontinued operations for the six months ended April 30, 2005 and 2004 were net gains on dispositions of $0.4 million and $1.0 million, respectively. Revenues for the six months ended April 30, 2005 were $1.0 million compared to $8.5 million in the same period in 2004.
Other
     Corporate general and administrative expenses for the six months ended April 30, 2005 increased $0.3 million compared to the same period in 2004 primarily due to increased professional fees associated with our Sarbanes Oxley Section 404 compliance effort.
     In December 2003, we announced a reduction and restructuring of our workforce. For the six months ended April 30, 2004, we recorded $2.1 million for severance and other costs associated with the workforce reductions.

The workforce reduction plan was completed June 1, 2004. This charge is presented in the “Separation charges” line item in the condensed consolidated statements of earnings.
     Total depreciation and amortization was $10.3 million for the six months ended April 30, 2005 compared to $23.7 million for the same period in 2004. Depreciation and amortization from continuing operations was $10.3 million for the six months ended April 30, 2005 compared to $23.4 million for the same period in 2004. Amortization in fiscal year 2004 included $12.0 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales, and we no longer amortize these costs but rather expense them as incurred.
     Interest expense decreased $7.5 million to $17.0 million for the six months ended April 30, 2005 compared to $24.5 million for the same period in 2004 primarily due to a 203 basis point decrease in the average interest rate during the period resulting from recent debt refinancings, combined with a $56.5 million decrease in average debt outstanding.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values, resulting in an impairment charge. For the six months ended April 30, 2005, we reported net gains on dispositions and impairment (losses) of $1.2 million in continuing operations for the six months ended April 30, 2005, compared to ($0.6) million for the same period in 2004. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statements of earnings.
     Other operating income, net was $0.5 million for the six months ended April 30, 2005 compared to $0.9 million for the six months ended April 30, 2004. The decrease is primarily due to net gains on the sale of excess land and property in 2004.
     The effective tax rate for our continuing operations for the six months ended April 30, 2005 was 29.8 percent compared to 38.7 percent for the same period in 2004. The change in the effective rate in 2005 compared to 2004 is primarily due to the reduced rate calculated on the change to the 2003 impairment charge, which was treated separately from the tax expense associated with ordinary income that was computed at 36.0 percent in 2005 and 38.0 percent in 2004. The reduced rate on the 2003 impairment charge is the result of an increase to the total basis adjustments on properties held for sale as a result of two gain transactions recognized during the period coupled with a reduction to the basis adjustments on the properties held for sale following changes in the sale type for two properties. The lower rate on ordinary income is the result of increased dividend exclusion and lower state taxes in 2005 compared to 2004.
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
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 5.8 percent for the six months ended April 30, 2005 compared to the same period in 2004.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $82.5 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $35.4 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $78.7 million (including $30.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $77.6 million for the six months ended April 30, 2005, compared to $73.9 million for the corresponding period in 2004, resulting in net increases in the backlog of $4.9 million and $4.8 million for the six months ended April 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $3.7 million for the six months ended April 30, 2005, compared to $60.9 million for the corresponding period in 2004. The 2004 amount includes a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. The reduction in cash flow from operations primarily resulted from the tax refund received during the first quarter of 2004. For the six months ended April 30, 2005, we also recorded $25.4 million for premiums paid for the early extinguishment of debt related to the debt refinancings occurring in 2005.
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
     Our financing activities resulted in a net cash inflow of $0.1 million for the six months ended April 30, 2005, compared to a net cash outflow of $54.1 million for the comparable period in 2004. The change was due primarily to net proceeds of long-term debt of $1.7 million in the six months ended April 30, 2005 (which includes $440.0 million in proceeds of long-term debt and $438.3 million in repayments of long-term debt), compared to repayments of $48.2 million in the comparable period of 2004. We used the $33.2 million tax refund included in operating cash flow to reduce our outstanding Term Loan B in the first quarter of fiscal year 2004.
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

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 4 to the condensed consolidated financial statements included herein.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Six Months
Ended	Years Ended October 31,
April 30, 2005	2004	2003	2002		2001		2000
(Restated)	(Restated)	(Restated)	(Restated)		(Restated)		(Restated)
(Note 1)	(Note 1)	(Note 1)	(Note 1)		(Note 1)		(Note 1)
1.21 (1)(5)	1.98 (2)	1.08 (3)	1.27	(4)(5)	—	(5)(6)	2.33

(1)	Pretax earnings for the six months ended April 30, 2005 include $1.2 million of gains on dispositions and impairment (losses), net and a charge of $32.7 million for the loss on early extinguishment of debt.

(2)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and ($0.2) million in gains on dispositions and impairment (losses), net.

(3)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(4)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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
Interest
     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, in Note 15 to the condensed consolidated financial statements included herein and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both reports.
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
     The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of April 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the restatements described above, the following material weaknesses were identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of April 30, 2005:
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
     As a result of the material weaknesses described above, the Company has concluded that our disclosure controls and procedures were not effective as of April 30, 2005.
Management’s Remediation Initiatives
     The Company took a series of steps during the fourth quarter of fiscal year 2005 designed to improve the control processes related to the determination of operating and reportable segments in accordance with accounting principles generally accepted in the United States of America. These steps included re-assessing the information provided to its Chief Operating Decision Maker and how that information affects the determination of its operating segments as well as assessing the economic similarity for reportable segments and reporting unit determination in its goodwill impairment analysis. The Company concluded that this material weakness has been remediated as of October 31, 2005 given the series of steps taken.
     Management, with the oversight of the Audit Committee, has been addressing the material weaknesses described above in the Company’s internal control over financial reporting relating to deferred revenue described in paragraphs (B) and (C) above and their impact over disclosure controls and procedures, and is committed to effectively remediating these deficiencies as expeditiously as possible. The Company has devoted significant time and resources to the remediation efforts having completed a detailed review and assessment of nearly 700,000 contracts. Also, the Company is in the process of enhancing its automated delivery systems over cemetery merchandise and is establishing a team to design and implement an improved system for tracking and reporting trust earnings. Further, the Company is undertaking steps to improve its employee training programs at both cemetery and funeral locations which will include reiteration to the appropriate personnel of the importance of performing their responsibilities in accordance with the Company’s policies and procedures.
Changes in Internal Control Over Financial Reporting
     Except as described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     This item is not being amended by this Amendment. For a discussion of the current legal proceedings, see Note 19 to the condensed consolidated financial statements included herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We have a stock repurchase program under which we are authorized to invest up to $30.0 million in the repurchase of our common stock. The table below provides information about purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the second quarter of fiscal year 2005, in the format required by SEC rules.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 annual meeting of shareholders was held on April 5, 2005. All director nominees were elected. The voting tabulation was as follows: James W. McFarland: 124,560,308 votes for, 3,044,364 votes withheld; Kenneth C. Budde: 123,872,499 votes for, 3,732,173 votes withheld; Alden J. McDonald, Jr.: 124,355,813 votes for, 3,248,859 votes withheld; John C. McNamara: 123,974,905 votes for, 3,629,767 votes withheld. The proposal to ratify the retention of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending October 31, 2005 was approved. The voting tabulation was as follows: 125,369,379 votes for, 609,362 votes against and 1,625,931 abstentions. The proposal to adopt the 2005 Directors’ Stock Plan was approved. The voting tabulation was as follows: 102,846,931 votes for, 6,126,695 votes against and 246,576 abstentions.
Item 5. Other Information

     Certain statements made herein or elsewhere by us or on our behalf that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. These statements include any statements regarding plans, strategies and objectives of management for future operations, regarding future financial or economic performance and assumptions underlying the foregoing. We caution readers that we assume no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by us or on our behalf. We also caution readers that important factors could cause our actual results to differ materially from those anticipated in forward-looking statements. Those important factors are described under the heading “Risk Factors” in Item 1A of our Form 10-K for the year ended October 31, 2005.
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

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

12	Calculation of Ratio of Earnings to Fixed Charges

18	Preferability Letter from Independent Registered Public Accounting Firm regarding change in accounting principle (incorporated by reference to Exhibit 18 to the Company’s original Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

May 4, 2006	/s/ THOMAS M. KITCHEN

Thomas M. Kitchen
Executive Vice President and
Chief Financial Officer

May 4, 2006	/s/ MICHAEL G. HYMEL

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

4.7	Form of 10.75 percent Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 dated August 14, 2001)

4.8	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.9	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

12	Calculation of Ratio of Earnings to Fixed Charges

18	Preferability Letter from Independent Registered Public Accounting Firm regarding change in accounting principle (incorporated by reference to Exhibit 18 to the Company’s original Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer