Form 10-Q
period 2006-04-30
STEWART ENTERPRISES INC
filed 2006-06-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2006
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
Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2006, was 103,067,944 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
Revenues:
Funeral	$72,007	$74,374
Cemetery	59,010	57,794

	131,017	132,168

Costs and expenses:
Funeral	53,592	54,241
Cemetery	45,510	44,697

	99,102	98,938

Gross profit	31,915	33,230
Corporate general and administrative expenses	(7,256)	(4,582)
Hurricane related charges, net	558	—
Separation charges	(122)	—
Gains on dispositions and impairment (losses), net	159	364
Other operating income, net	36	259

Operating earnings	25,290	29,271
Interest expense	(7,681)	(6,671)
Loss on early extinguishment of debt	—	(30,057)
Investment and other income, net	652	112

Earnings (loss) from continuing operations before income taxes	18,261	(7,345)
Income tax expense (benefit)	6,885	(2,680)

Earnings (loss) from continuing operations	11,376	(4,665)

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	51	(161)
Income tax expense (benefit)	(20)	91

Earnings (loss) from discontinued operations	71	(252)

Net earnings (loss)	$11,447	$(4,917)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.11	$(.04)
Earnings from discontinued operations	—	—

Net earnings (loss)	$.11	$(.04)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.11	$(.04)
Earnings from discontinued operations	—	—

Net earnings (loss)	$.11	$(.04)

Weighted average common shares outstanding (in thousands):
Basic	107,951	109,506

Diluted	108,035	109,506

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2006	2005
Revenues:
Funeral	$143,741	$143,980
Cemetery	113,476	110,297

	257,217	254,277

Costs and expenses:
Funeral	107,506	106,082
Cemetery	88,713	87,755

	196,219	193,837

Gross profit	60,998	60,440
Corporate general and administrative expenses	(14,475)	(8,798)
Hurricane related charges, net	(2,080)	—
Separation charges	(276)	—
Gains on dispositions and impairment (losses), net	159	1,178
Other operating income, net	1,014	498

Operating earnings	45,340	53,318
Interest expense	(15,209)	(17,047)
Loss on early extinguishment of debt	—	(32,708)
Investment and other income, net	1,120	220

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	31,251	3,783
Income taxes	11,781	1,143

Earnings from continuing operations before cumulative effect of change in accounting principle	19,470	2,640

Discontinued operations:
Earnings from discontinued operations before income taxes	345	465
Income tax expense (benefit)	(21)	119

Earnings from discontinued operations	366	346

Earnings before cumulative effect of change in accounting principle	19,836	2,986
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit)	—	(153,180)

Net earnings (loss)	$19,836	$(150,194)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.18	$.03
Earnings from discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(1.40)

Net earnings (loss)	$.18	$(1.37)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.18	$.03
Earnings from discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(1.40)

Net earnings (loss)	$.18	$(1.37)

Weighted average common shares outstanding (in thousands):
Basic	108,232	109,293

Diluted	108,260	109,506

Dividends declared per common share	$.05	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$42,648	$40,605
Marketable securities	1,318	1,302
Receivables, net of allowances	70,598	79,825
Inventories	32,428	33,461
Prepaid expenses	3,675	2,766
Deferred income taxes, net	4,982	11,116
Assets held for sale	—	603

Total current assets	155,649	169,678
Receivables due beyond one year, net of allowances	70,629	68,935
Preneed funeral receivables and trust investments	505,551	503,468
Preneed cemetery receivables and trust investments	253,202	257,437
Goodwill	272,729	272,729
Cemetery property, at cost	367,862	366,776
Property and equipment, at cost:
Land	41,093	41,090
Buildings	291,122	287,525
Equipment and other	164,572	158,250

	496,787	486,865
Less accumulated depreciation	205,919	195,741

Net property and equipment	290,868	291,124
Deferred income taxes, net	184,617	187,573
Cemetery perpetual care trust investments	218,077	213,088
Other assets	18,607	20,318

Total assets	$2,337,791	$2,351,126

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,079	$3,168
Accounts payable	9,805	10,758
Accrued payroll	11,711	12,306
Accrued insurance	24,597	20,757
Accrued interest	5,360	5,236
Other current liabilities	17,253	24,681
Income taxes payable	2,035	886
Liabilities associated with assets held for sale	—	374

Total current liabilities	73,840	78,166
Long-term debt, less current maturities	375,299	406,859
Deferred preneed funeral revenue	276,062	284,090
Deferred preneed cemetery revenue	304,709	292,511
Non-controlling interest in funeral and cemetery trusts	632,745	626,841
Other long-term liabilities	11,740	11,442

Total liabilities	1,674,395	1,699,909

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	216,634	211,764

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares issued and outstanding 103,688,687 and 105,115,187 shares at April 30, 2006 and October 31, 2005, respectively	103,689	105,115
Class B authorized 5,000,000 shares issued and outstanding 3,555,020 shares at April 30, 2006 and October 31, 2005, 10 votes per share, convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	655,995	667,663
Accumulated deficit	(316,472)	(336,308)
Unearned restricted stock compensation	—	(569)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(5)	(3)

Total accumulated other comprehensive losses	(5)	(3)

Total shareholders’ equity	446,762	439,453

Total liabilities and shareholders’ equity	$2,337,791	$2,351,126

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unearned	Unrealized
		Additional		Restricted	Depreciation	Total
	Common	Paid-In	Accumulated	Stock	of	Shareholders’
	Stock(1)	Capital	Deficit	Compensation	Investments	Equity
Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$439,453

Comprehensive income (loss):
Net earnings			19,836			19,836

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $1					(2)	(2)

Total other comprehensive loss	—	—	—	—	(2)	(2)

Total comprehensive income (loss)	—	—	19,836	—	(2)	19,834

Adoption of SFAS No. 123R		(569)		569		—
Restricted stock activity		187				187
Share-based compensation		834				834
Purchase and retirement of common stock	(1,426)	(6,715)				(8,141)
Dividends ($.05 per share)		(5,405)				(5,405)

Balance April 30, 2006	$107,244	$655,995	$(316,472)	$—	$(5)	$446,762

(1)	Amount includes 103,689 and 105,115 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2006 and October 31, 2005, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$19,836	$(150,194)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(563)	(1,682)
Cumulative effect of change in accounting principle	—	153,180
Loss on early extinguishment of debt	—	32,708
Premiums paid on early extinguishment of debt	—	(25,369)
Depreciation and amortization	10,410	10,324
Amortization of deferred financing costs	524	739
Provision for doubtful accounts	3,049	3,063
Share-based compensation	834	—
Tax benefit on stock options exercised	—	1,939
Provision (benefit) for deferred income taxes	9,091	(681)
Other	187	771
Changes in assets and liabilities:
Increase in other receivables	(1,170)	(6,066)
(Increase) decrease in inventories and cemetery property	(50)	1,794
Decrease in accounts payable and accrued expenses	(3,485)	(9,130)
Net effect of preneed funeral production and maturities	(4,761)	(7,835)
Net effect of preneed cemetery production and deliveries	16,953	2,266
Increase (decrease) in other	202	(2,177)

Net cash provided by operating activities	51,057	3,650

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16
Proceeds from sale of assets, net	751	6,385
Insurance proceeds related to hurricane damaged properties	5,300	—
Additions to property and equipment	(9,949)	(12,968)
Other	19	(188)

Net cash used in investing activities	(3,879)	(6,755)

Cash flows from financing activities:
Proceeds from long-term debt	—	440,000
Repayments of long-term debt	(31,650)	(438,341)
Debt issue costs	—	(5,811)
Issuance of common stock	—	12,608
Purchase and retirement of common stock	(8,141)	(5,681)
Dividends	(5,405)	(2,742)
Other	61	8

Net cash provided by (used in) financing activities	(45,135)	41

Net increase (decrease) in cash	2,043	(3,064)
Cash and cash equivalents, beginning of period	40,605	21,514

Cash and cash equivalents, end of period	$42,648	$18,450

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$700	$2,400
Interest	$13,800	$22,500
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2006, the Company owned and operated 230 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of April 30, 2006, and for the three and six months ended April 30, 2006 and 2005, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
     The October 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2005 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2005 Form 10-K.
     The results of operations for the three and six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2006.
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
     (e) Share-Based Compensation
     As of April 30, 2006, the Company had three share-based compensation plans, which are described in more detail in Note 20 to the consolidated financial statements of the Company’s 2005 Form 10-K. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three and six months ended April 30, 2005. SFAS No. 123R also requires that excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
     Net earnings for the three and six months ended April 30, 2006 includes $410 ($267 after tax) and $834 ($542 after tax), respectively, of share-based compensation costs which are included in corporate general and administrative expenses in the condensed consolidated statement of earnings. As of April 30, 2006, there was $3,681 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.91 years.
     On November 29, 2005, the Company granted new options to employees for the purchase of 269,250 shares of Class A common stock at an exercise price of $5.06 per share, which vest in equal 25 percent portions on October 31, 2006, 2007, 2008 and 2009. These options expire on November 29, 2012. These were the only options granted during the quarter ended January 31, 2006. There were no options granted during the quarter ended April 30, 2006. There were no stock option exercises during the six months ended April 30, 2006. A summary of option activity under the plans for the six months ended April 30, 2006 is as follows:

	Six Months Ended April 30, 2006
	Number of Shares	Weighted Average	Aggregate
	Underlying Options	Exercise Prices	Intrinsic Value
Outstanding as of November 1, 2005	1,468,734	$6.62
Granted	269,250	$5.06
Exercised/Repurchased	—	$ —
Forfeited	(7,000)	$5.06

Outstanding as of April 30, 2006	1,730,984	$6.38	$314

Exercisable as of April 30, 2006	517,188	$6.28	$84

Weighted-average fair value of options granted		$2.22
     The following table further describes the Company’s stock options outstanding as of April 30, 2006.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 4/30/2006	Contractual Life	Exercise Prices	at 4/30/2006	Exercise Prices
$5.06	262,250	6.58 years	$5.06	—	$ —
$5.44	333,334	7.64 years	$5.44	233,338	$5.44
$6.90	560,400	5.64 years	$6.90	140,100	$6.90
$7.03	575,000	5.55 years	$7.03	143,750	$7.03

$5.06 to $7.03	1,730,984	6.14 years	$6.38	517,188	$6.28

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)

		Weighted Average
	Six Months Ended	Grant-Date
	April 30, 2006	Fair Value
Nonvested options as of November 1, 2005	1,235,396	$3.92
Granted	269,250	$2.22
Vested	(283,850)	$4.06
Forfeited	(7,000)	$2.22

Nonvested options as of April 30, 2006	1,213,796	$3.52

     The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended April 30, 2006: expected dividend yield of 0.3 percent; expected volatility of 54.9 percent; risk-free interest rate of 3.5 percent; and an expected term of 7.8 years. The following were the weighted average assumptions for 2005: expected dividend yield of zero percent; expected volatility of 43.3 percent; risk-free interest rate of 4.4 percent; and an expected term of 4.3 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
     On May 11, 2006, the Company granted new options to executive officers for the purchase of 167,560 shares of Class A common stock at an exercise price of $5.86 per share. Of this amount, 12,739 of the options vest in equal 25 percent portions beginning on October 31, 2006 and expire on November 29, 2012, and 154,821 of the options vest in equal 25 percent portions beginning on May 11, 2007 and expire on May 11, 2013. Including this new grant, there is $4,079 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 2.12 years, and $1,705 of total share-based compensation is expected for fiscal year 2006.
     The expense related to restricted stock that was granted in fiscal year 2005 and 2004 is reflected in earnings and amounted to $92 and $207 for the three months ended April 30, 2006 and 2005, respectively, and $187 and $352 for the six months ended April 30, 2006 and 2005, respectively. On May 11, 2006, the Company granted 31,998 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on May 11, 2007, 2008, 2009 and 2010. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended April 30, 2005.

	Three Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2005
Net loss	$(4,917)	$(150,194)
Stock-based employee compensation expense included in reported net earnings, net of tax	129	218
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(408)	(935)

Pro forma net loss	$(5,196)	$(150,911)

Net loss per common share:
Basic – as reported	$(.04)	$(1.37)

Basic – pro forma	$(.05)	$(1.38)

Diluted – as reported	$(.04)	$(1.37)

Diluted – pro forma	$(.05)	$(1.38)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     (f) Reclassifications
     Certain reclassifications have been made to the 2005 condensed consolidated statements of earnings, balance sheet and cash flows in order for these periods to be comparable. All businesses sold in fiscal year 2006 and fiscal year 2005 that met the criteria for discontinued operations have been classified as discontinued operations for all periods presented. These reclassifications had no effect on net earnings or shareholders’ equity.
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
     (b) Other Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is also amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at April 30, 2006 and October 31, 2005 are as follows:

	April 30, 2006	October 31, 2005
Trust assets	$452,125	$446,344
Receivables from customers	53,426	57,124

Preneed funeral receivables and trust investments	$505,551	$503,468

     The cost and market values associated with preneed funeral merchandise and services trust assets at April 30, 2006 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $81,958 as of April 30, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $12,947 related to trust investments are temporary in nature.

	April 30, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$46,796	$—	$—	$46,796
U.S. Government, agencies and municipalities	8,526	37	(433)	8,130
Corporate bonds	19,278	498	(703)	19,073
Preferred stocks	78,004	186	(4,261)	73,929
Common stocks	231,600	23,720	(7,304)	248,016
Mutual funds	32,651	1,281	(246)	33,686
Insurance contracts and other long- term investments	20,181	47	—	20,228

Trust investments	$437,036	$25,769	$(12,947)	449,858

Market value as a percentage of cost					102.9%

Accrued investment income				2,267

Trust assets				$452,125

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2006
Due in one year or less	$789
Due in one to five years	11,399
Due in five to ten years	14,187
Thereafter	828

$27,203

     During the three months ended April 30, 2006, purchases and sales of available for sale securities included in trust investments were $47,546 and $52,318, respectively. These sales resulted in realized gains and losses of $6,504 and $814, respectively. During the three months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $42,419 and $39,717, respectively, and these sales resulted in realized

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
gains and losses of $3,305 and $2,431, respectively. During the six months ended April 30, 2006, purchases and sales of available securities included in trust investments were $51,958 and $54,441, respectively, and these sales resulted in gains and losses of $6,624 and $1,718, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $131,671 and $63,513, respectively, which resulted in realized gains and losses of $5,031 and $4,626, respectively.
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

(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of April 30, 2006 and October 31, 2005 are as follows:

	April 30, 2006	October 31, 2005
Trust assets	$191,015	$191,506
Receivables from customers	62,187	65,931

Preneed cemetery receivables and trust investments	$253,202	$257,437

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2006 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $43,777 as of April 30, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $5,713 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)  Preneed Cemetery Merchandise and Service Activities—(Continued)

	April 30, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,652	$—	$—	$12,652
U.S. Government, agencies and municipalities	11,679	16	(230)	11,465
Corporate bonds	8,670	214	(110)	8,774
Preferred stocks	33,174	69	(1,709)	31,534
Common stocks	94,232	8,518	(3,662)	99,088
Mutual funds	24,065	1,547	(2)	25,610
Insurance contracts and other long-term investments	569	1	—	570

Trust investments	$185,041	$10,365	$(5,713)	189,693

Market value as a percentage of cost					102.5%

Accrued investment income				1,322

Trust assets				$191,015

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2006
Due in one year or less	$1,980
Due in one to five years	10,331
Due in five to ten years	7,328
Thereafter	600

$20,239

     During the three months ended April 30, 2006, purchases and sales of available for sale securities included in trust investments were $39,632 and $43,124, respectively, which resulted in realized gains and losses of $4,830 and $961, respectively. During the three months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $34,353 and $30,526, respectively, and these sales resulted in realized gains and losses of $2,377 and $2,058, respectively. During the six months ended April 30, 2006, purchases and sales of available for sale securities included in trust investments were $41,831 and $51,544, respectively, which resulted in realized gains and losses of $5,076 and $1,307, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities included in trust investments were $58,731 and $40,945, respectively, and these transactions resulted in realized gains and losses of $3,177 and $2,997, respectively.
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

(5)  Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,333 and $1,578 for the three months ended April 30, 2006 and 2005, respectively, and $4,951 and $2,700 for the six months ended April 30, 2006 and 2005, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts at April 30, 2006 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $32,107 as of April 30, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $8,128 related to trust investments are temporary in nature.

	April 30, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$11,325	$2	$(5)	$11,322
U.S. Government, agencies and municipalities	6,917	23	(207)	6,733
Corporate bonds	19,802	1,240	(156)	20,886
Preferred stocks	78,247	161	(4,179)	74,229
Common stocks	84,164	11,060	(3,481)	91,743
Mutual funds	10,672	413	(89)	10,996
Insurance contracts and other long-term investments	1,032	86	(11)	1,107

Trust investments	$212,159	$12,985	$(8,128)	217,016

Market value as a percentage of cost					102.3%

Accrued investment income				1,061

Trust assets				$218,077

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)  Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2006
Due in one year or less	$1,075
Due in one to five years	19,556
Due in five to ten years	5,428
Thereafter	1,560

$27,619

     During the three months ended April 30, 2006, purchases and sales of available for sale securities were $22,936 and $14,494, respectively, which resulted in realized gains and losses of $1,840 and $2,958, respectively. During the three months ended April 30, 2005, purchases and sales of available for sale securities were $26,657 and $21,439, respectively, and these sales resulted in realized gains and losses of $841 and $1,082, respectively. During the six months ended April 30, 2006, purchases and sales of available for sale securities were $36,987 and $25,451, respectively, which resulted in realized gains and losses of $2,644 and $3,026, respectively. During the six months ended April 30, 2005, purchases and sales of available for sale securities were $51,125 and $41,056, respectively, which resulted in realized gains and losses of $1,899 and $2,017, respectively.
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

(6)  Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at April 30, 2006 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)  Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

	Non-controlling Interest
				Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$452,125	$191,015	$643,140	$218,077
Less:
Pending withdrawals	(8,639)	(5,334)	(13,973)	(1,996)
Pending deposits	2,021	1,557	3,578	553

Non-controlling interest	$445,507	$187,238	$632,745	$216,634

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

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2006 and 2005 are detailed below.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Non-controlling interest:
Realized gains	$13,174	$6,523	$14,344	$10,107
Realized losses	(4,733)	(5,571)	(6,051)	(9,640)
Interest income, dividend and other ordinary income	7,121	6,029	14,696	12,880
Trust expenses and income taxes	(3,718)	(3,448)	(6,549)	(6,312)

Net trust investment income	11,844	3,533	16,440	7,035
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(11,405)	(2,655)	(13,399)	(4,668)
Interest expense related to non-controlling interest in perpetual care trust investments	(439)	(878)	(3,041)	(2,367)

Total non-controlling interest	—	—	—	—
Investment and other income, net (1)	652	112	1,120	220

Total investment and other income, net	$652	$112	$1,120	$220

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

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
     In May 2005, the court ruled that this case was related to similar actions against Service Corporation International (“SCI”) and Alderwoods Group, Inc., and designated the SCI case as the lead case. The case against the Company effectively has been held in abeyance while the court tests plaintiff’s legal theories in the lead case. Rulings on legal issues in the lead case will apply equally in the case against the Company, and the court has allowed the Company to participate in hearings and briefings in the lead case.
     As a result of demurrers, the plaintiff in the lead case has amended her complaint twice. On January 31, 2006, however, the court overruled SCI’s demurrer to the third amended complaint and established a schedule leading to hearing on a motion for summary judgment in August to test the viability of the named plaintiff’s claim against SCI.
     The third amended complaint in the lead case alleges that the SCI defendants violated the “Funeral Rule” promulgated by the Federal Trade Commission by failing to disclose that the prices of certain goods and services they obtained from third parties specifically on the plaintiff’s behalf exceeded what the defendants paid for them. The plaintiff alleges that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, and (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code. The plaintiff seeks restitution damages, disgorgement, interest, costs and attorneys’ fees.
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
     A similar action captioned Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co., was filed in the United States District Court for the Eastern District of Tennessee on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact were essentially the same as those made in the FCA Case, but the plaintiff in this suit alleged that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff in this purported class action withdrew his complaint on August 2, 2005, and re-filed a nearly identical complaint under Tennessee law and on behalf of only Tennessee consumers in the Northern District of California on September 23, 2005, the same day that the Consolidated Consumer Cases were transferred to the Southern District of Texas. This matter has now been transferred to the Southern District of Texas and consolidated with the Consolidated Consumer Cases for purposes of discovery. The plaintiff filed a First Amended Complaint adding an additional plaintiff, expanding the purported class to include “all individuals and entities in the United States who purchased Batesville caskets” and dropping claims made under the Tennessee consumer protection law. However, the Fancher plaintiffs have now filed a voluntary notice of dismissal seeking to dismiss their claims without prejudice. The Court has not yet acted on the notice of dismissal. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     State Attorney General Civil Investigative Demands – On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. Subsequently, the Attorneys General for the States of Florida and Connecticut issued a similar civil investigative demand to the Company, and the Maryland Attorney General expanded its demand to cover all documents produced in the FCA cases described above. In addition, the Company has entered into arrangements allowing the Maryland and Florida Attorneys General to share in information provided by the Company with the attorneys general of certain other states. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
     The Company is required to maintain a bond of $41,061 to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. The Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. The Company believes that cash flow from operations will be sufficient to cover its estimated cost of providing the prearranged services and products in the future. During the first quarter of 2006, the Company posted an $11,000 letter of credit in order to secure the bond. In addition, the Company has $12,870 of other outstanding letters of credit posted during the normal course of business. In May 2006, the $11,000 letter of credit posted in order to secure the Florida bond was no longer required and was cancelled.
     As of April 30, 2006, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of April 30, 2006, the Company’s availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $71,069.
     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
Three Months Ended April 30, 2006	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$11,376

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,376	107,951	$.11

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	84

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$11,376	108,035	$.11

	Loss	Shares	Per Share
Three Months Ended April 30, 2005	(Numerator)	(Denominator)	Data
Loss from continuing operations	$(4,665)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(4,665)	109,506	$(.04)

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$(4,665)	109,506	$(.04)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
Six Months Ended April 30, 2006	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$19,470

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$19,470	108,232	$.18

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	28

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$19,470	108,260	$.18

	Earnings	Shares	Per Share
Six Months Ended April 30, 2005	(Numerator)	(Denominator)	Data
Earnings from continuing operations before cumulative effect of change in accounting principle	$2,640

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$2,640	109,293	$.03

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	213

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$2,640	109,506	$.03

     Options to purchase 1,135,400 and 1,468,734 shares of common stock at prices ranging from $6.90 to $7.03 per share and $5.44 to $7.03 per share were outstanding during the three and six months ended April 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011, December 20, 2011 and December 22, 2013. Options to purchase 1,051,083 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the six months ended April 30, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a net loss from continuing operations is reported for a period. The number of potentially antidilutive shares excluded from the calculation of diluted loss per share was 1,823,039 for the three months ended April 30, 2005 because of the net loss from continuing operations for that period.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2006, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

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
     The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered, which are the earnings realized over the life of the contracts delivered during the relevant period. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and service trusts are deferred and are not reflected in the statement of earnings but are disclosed in Notes 3, 4, and 6 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the divisions.
     Perpetual care trust earnings are reported in the geographic segments, as these revenues are recognized currently and are used to maintain the cemeteries. Perpetual care trust earnings and the cost and market values of the perpetual care trust assets are presented in Note 5.
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

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Western Division	$37,259	$38,390	$21,808	$20,358	$59,067	$58,748
Eastern Division	30,147	30,606	34,560	34,439	64,707	65,045
Corporate Trust Management (2)	4,601	5,378	2,642	2,997	7,243	8,375

Total	$72,007	$74,374	$59,010	$57,794	$131,017	$132,168

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Western Division	$74,232	$74,080	$41,169	$40,162	$115,401	$114,242
Eastern Division	60,254	60,044	67,059	64,433	127,313	124,477
Corporate Trust Management (2)	9,255	9,856	5,248	5,702	14,503	15,558

Total	$143,741	$143,980	$113,476	$110,297	$257,217	$254,277

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Western Division	$8,086	$9,006	$4,583	$4,294	$12,669	$13,300
Eastern Division	5,869	5,909	6,402	5,949	12,271	11,858
Corporate Trust Management (2)	4,460	5,218	2,515	2,854	6,975	8,072

Total	$18,415	$20,133	$13,500	$13,097	$31,915	$33,230

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Western Division	$15,784	$16,621	$8,310	$7,930	$24,094	$24,551
Eastern Division	11,472	11,722	11,451	9,180	22,923	20,902
Corporate Trust Management (2)	8,979	9,555	5,002	5,432	13,981	14,987

Total	$36,235	$37,898	$24,763	$22,542	$60,998	$60,440

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Western Division	$14,221	$12,500	$4,673	$4,294	$18,894	$16,794
Eastern Division	11,767	11,648	10,571	11,608	22,338	23,256

Total	$25,988	$24,148	$15,244	$15,902	$41,232	$40,050

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Western Division	$26,588	$23,562	$8,483	$8,071	$35,071	$31,633
Eastern Division	21,357	20,763	20,704	21,503	42,061	42,266

Total	$47,945	$44,325	$29,187	$29,574	$77,132	$73,899

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,333 and $1,578 for the three months ended April 30, 2006 and 2005, respectively, and $4,951 and $2,700 for the six months ended April 30, 2006 and 2005, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2006 and 2005 were $1,399 and $1,524, respectively, and funeral trust earnings for the three months ended April 30, 2006 and 2005 were $3,202 and $3,854, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2006 and 2005 were $1,221 and $1,234, respectively, and cemetery trust earnings for the three months ended April 30, 2006 and 2005 were $1,421 and $1,763, respectively. Trust management fees included in funeral revenue for the six months ended April 30, 2006 and 2005 were $2,768 and $2,677, respectively, and funeral trust earnings for the six months ended April 30, 2006 and 2005 were $6,487 and $7,179, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2006 and 2005 were $2,426 and $2,465, respectively, and cemetery trust earnings for the six months ended April 30, 2006 and 2005 were $2,822 and $3,237, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.
     A reconciliation of total segment gross profit to total earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and six months ended April 30, 2006 and 2005 is as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Gross profit for reportable segments	$31,915	$33,230	$60,998	$60,440
Corporate general and administrative expenses	(7,256)	(4,582)	(14,475)	(8,798)
Hurricane related charges, net	558	—	(2,080)	—
Separation charges	(122)	—	(276)	—
Gains on dispositions and impairment (losses), net	159	364	159	1,178
Other operating income, net	36	259	1,014	498
Interest expense	(7,681)	(6,671)	(15,209)	(17,047)
Loss on early extinguishment of debt	—	(30,057)	—	(32,708)
Investment and other income, net	652	112	1,120	220

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$18,261	$(7,345)	$31,251	$3,783

(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Service revenue
Funeral	$41,461	$42,114	$82,608	$81,687
Cemetery	15,812	15,290	31,534	28,751

	57,273	57,404	114,142	110,438

Merchandise revenue
Funeral	28,500	30,073	57,052	58,299
Cemetery	39,122	38,547	73,871	73,912

	67,622	68,620	130,923	132,211

Other revenue
Funeral	2,046	2,187	4,081	3,994
Cemetery	4,076	3,957	8,071	7,634

	6,122	6,144	12,152	11,628

Total revenue	$131,017	$132,168	$257,217	$254,277

Service costs
Funeral	13,864	12,833	27,189	25,148
Cemetery	10,438	9,869	20,134	19,395

	24,302	22,702	47,323	44,543

Merchandise costs
Funeral	17,059	17,684	34,043	33,763
Cemetery	22,861	21,744	43,443	42,270

	39,920	39,428	77,486	76,033

General and administrative expenses
Funeral	22,669	23,724	46,274	47,171
Cemetery	12,211	13,084	25,136	26,090

	34,880	36,808	71,410	73,261

Total costs	$99,102	$98,938	$196,219	$193,837

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information — (Continued)
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
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes
     The following tables present the condensed consolidating historical financial statements as of April 30, 2006 and October 31, 2005 and for the three and six months ended April 30, 2006 and 2005, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investor’s Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,050	$4,957	$—	$72,007
Cemetery	—	53,815	5,195	—	59,010

	—	120,865	10,152	—	131,017

Costs and expenses:
Funeral	—	50,640	2,952	—	53,592
Cemetery	—	42,027	3,483	—	45,510

	—	92,667	6,435	—	99,102

Gross profit	—	28,198	3,717	—	31,915
Corporate general and administrative expenses	(7,256)	—	—	—	(7,256)
Hurricane related charges, net	(135)	693	—	—	558
Separation charges	(78)	(44)	—	—	(122)
Gains on dispositions and impairment (losses), net	—	63	96	—	159
Other operating income (expense), net	21	(54)	69	—	36

Operating earnings (loss)	(7,448)	28,856	3,882	—	25,290
Interest income (expense)	3,420	(11,900)	799	—	(7,681)
Investment and other income, net	652	—	—	—	652
Equity in subsidiaries	12,305	186	—	(12,491)	—

Earnings from continuing operations before income taxes	8,929	17,142	4,681	(12,491)	18,261
Income tax expense (benefit)	(2,518)	7,495	1,908	—	6,885

Earnings from continuing operations	11,447	9,647	2,773	(12,491)	11,376
Discontinued operations:
Earnings from discontinued operations before income taxes	—	9	42	—	51
Income tax benefit	—	(20)	—	—	(20)

Earnings from discontinued operations	—	29	42	—	71

Net earnings	11,447	9,676	2,815	(12,491)	11,447
Other comprehensive loss, net	—	—	—	—	—

Comprehensive income	$11,447	$9,676	$2,815	$(12,491)	$11,447

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$69,371	$5,003	$—	$74,374
Cemetery	—	51,722	6,072	—	57,794

	—	121,093	11,075	—	132,168

Costs and expenses:
Funeral	—	51,147	3,094	—	54,241
Cemetery	—	41,037	3,660	—	44,697

	—	92,184	6,754	—	98,938

Gross profit	—	28,909	4,321	—	33,230
Corporate general and administrative expenses	(4,582)	—	—	—	(4,582)
Gains on dispositions and impairment (losses), net	—	373	(9)	—	364
Other operating income, net	44	207	8	—	259

Operating earnings (loss)	(4,538)	29,489	4,320	—	29,271
Interest income (expense)	14,276	(19,136)	(1,811)	—	(6,671)
Loss on early extinguishment of debt	(30,057)	—	—	—	(30,057)
Investment and other income, net	112	—	—	—	112
Equity in subsidiaries	7,755	—	—	(7,755)	—

Earnings (loss) from continuing operations before income taxes	(12,452)	10,353	2,509	(7,755)	(7,345)
Income tax expense (benefit)	(7,535)	3,761	1,094	—	(2,680)

Earnings (loss) from continuing operations	(4,917)	6,592	1,415	(7,755)	(4,665)

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(211)	50	—	(161)
Income taxes	—	91	—	—	91

Earnings (loss) from discontinued operations	—	(302)	50	—	(252)

Net earnings (loss)	(4,917)	6,290	1,465	(7,755)	(4,917)
Other comprehensive income, net	140	—	—	—	140

Comprehensive income (loss)	$(4,777)	$6,290	$1,465	$(7,755)	$(4,777)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,925	$9,816	$—	$143,741
Cemetery	—	103,924	9,552	—	113,476

	—	237,849	19,368	—	257,217

Costs and expenses:
Funeral	—	101,442	6,064	—	107,506
Cemetery	—	81,767	6,946	—	88,713

	—	183,209	13,010	—	196,219

Gross profit	—	54,640	6,358	—	60,998
Corporate general and administrative expenses	(14,475)	—	—	—	(14,475)
Hurricane related charges, net	(135)	(1,945)	—	—	(2,080)
Separation charges	(202)	(74)	—	—	(276)
Gains on dispositions and impairment (losses), net	—	63	96	—	159
Other operating income, net	37	865	112	—	1,014

Operating earnings (loss)	(14,775)	53,549	6,566	—	45,340
Interest income (expense)	13,155	(27,486)	(878)	—	(15,209)
Investment and other income, net	1,120	—	—	—	1,120
Equity in subsidiaries	18,950	294	—	(19,244)	—

Earnings from continuing operations before income taxes	18,450	26,357	5,688	(19,244)	31,251
Income tax expense (benefit)	(1,386)	10,878	2,289	—	11,781

Earnings from continuing operations	19,836	15,479	3,399	(19,244)	19,470
Discontinued operations:
Earnings from discontinued operations before income taxes	—	9	336	—	345
Income tax benefit	—	(21)	—	—	(21)

Earnings from discontinued operations	—	30	336	—	366

Net earnings	19,836	15,509	3,735	(19,244)	19,836
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$19,834	$15,509	$3,733	$(19,242)	$19,834

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,646	$10,334	$—	$143,980
Cemetery	—	98,788	11,509	—	110,297

	—	232,434	21,843	—	254,277

Costs and expenses:
Funeral	—	99,774	6,308	—	106,082
Cemetery	—	79,930	7,825	—	87,755

	—	179,704	14,133	—	193,837

Gross profit	—	52,730	7,710	—	60,440
Corporate general and administrative expenses	(8,798)	—	—	—	(8,798)
Gains on dispositions and impairment (losses), net	—	987	191	—	1,178
Other operating income, net	161	250	87	—	498

Operating earnings (loss)	(8,637)	53,967	7,988	—	53,318
Interest income (expense)	25,560	(38,813)	(3,794)	—	(17,047)
Loss on early extinguishment of debt	(32,708)	—	—	—	(32,708)
Investment and other income, net	220	—	—	—	220
Equity loss in subsidiaries	(140,465)	—	—	140,465	—

Earnings (loss) from continuing operations before income taxes	(156,030)	15,154	4,194	140,465	3,783
Income tax expense (benefit)	(5,836)	5,339	1,640	—	1,143

Earnings (loss) from continuing operations	(150,194)	9,815	2,554	140,465	2,640

Discontinued operations:
Earnings from discontinued operations before income taxes	—	35	430	—	465
Income taxes	—	119	—	—	119

Earnings (loss) from discontinued operations	—	(84)	430	—	346

Earnings (loss) before cumulative effect of change in accounting principle	(150,194)	9,731	2,984	140,465	2,986

Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(150,194)	(135,545)	(4,920)	140,465	(150,194)
Other comprehensive income, net	333	—	—	—	333

Comprehensive loss	$(149,861)	$(135,545)	$(4,920)	$140,465	$(149,861)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Balance Sheets

	April 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,657	$7,752	$1,239	$—	$42,648
Marketable securities	—	—	1,318	—	1,318
Receivables, net of allowances	14,219	49,998	6,381	—	70,598
Inventories	252	25,289	6,887	—	32,428
Prepaid expenses	459	3,187	29	—	3,675
Deferred income taxes, net	2,918	1,939	125	—	4,982

Total current assets	51,505	88,165	15,979	—	155,649
Receivables due beyond one year, net of allowances	—	51,496	19,133	—	70,629
Preneed funeral receivables and trust investments	—	495,293	10,258	—	505,551
Preneed cemetery receivables and trust investments	—	236,224	16,978	—	253,202
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	348,675	19,187	—	367,862
Property and equipment, at cost	36,356	425,044	35,387	—	496,787
Less accumulated depreciation	21,336	173,007	11,576	—	205,919

Net property and equipment	15,020	252,037	23,811	—	290,868
Deferred income taxes, net	11,649	159,243	13,725	—	184,617
Cemetery perpetual care trust investments	—	218,077	—	—	218,077
Other assets	5,885	11,978	744	—	18,607
Equity in subsidiaries	10,381	5,647	—	(16,028)	—

Total assets	$94,440	$2,119,777	$139,602	$(16,028)	$2,337,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,079	$—	$—	$—	$3,079
Accounts payable	525	8,922	358	—	9,805
Accrued expenses and other current liabilities	18,109	38,982	3,865	—	60,956

Total current liabilities	21,713	47,904	4,223	—	73,840
Long-term debt, less current maturities	345,299	—	30,000	—	375,299
Intercompany payables, net	(963,221)	948,306	14,915	—	—
Deferred preneed funeral revenue	—	229,363	46,699	—	276,062
Deferred preneed cemetery revenue	—	276,972	27,737	—	304,709
Non-controlling interest in funeral and cemetery trusts	—	632,745	—	—	632,745
Other long-term liabilities	9,406	2,334	—	—	11,740
Negative equity in subsidiaries	234,481	—	—	(234,481)	—

Total liabilities	(352,322)	2,137,624	123,574	(234,481)	1,674,395

Non-controlling interest in perpetual care trusts	—	216,634	—	—	216,634

Common stock	107,244	426	52	(478)	107,244
Other	339,523	(234,907)	15,981	218,926	339,523
Accumulated other comprehensive loss	(5)	—	(5)	5	(5)

Total shareholders’ equity	446,762	(234,481)	16,028	218,453	446,762

Total liabilities and shareholders’ equity	$94,440	$2,119,777	$139,602	$(16,028)	$2,337,791

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,675	$874	$1,056	$—	$40,605
Marketable securities	—	—	1,302	—	1,302
Receivables, net of allowances	17,337	56,381	6,107	—	79,825
Inventories	401	26,194	6,866	—	33,461
Prepaid expenses	451	2,278	37	—	2,766
Deferred income taxes, net	2,918	8,060	138	—	11,116
Assets held for sale	—	—	603	—	603

Total current assets	59,782	93,787	16,109	—	169,678
Receivables due beyond one year, net of allowances	—	49,384	19,551	—	68,935
Preneed funeral receivables and trust investments	—	492,247	11,221	—	503,468
Preneed cemetery receivables and trust investments	—	239,027	18,410	—	257,437
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	346,611	20,165	—	366,776
Property and equipment, at cost	35,078	415,970	35,817	—	486,865
Less accumulated depreciation	19,744	164,959	11,038	—	195,741

Net property and equipment	15,334	251,011	24,779	—	291,124
Deferred income taxes, net	13,176	160,918	13,479	—	187,573
Cemetery perpetual care trust investments	—	213,088	—	—	213,088
Other assets	6,447	13,061	810	—	20,318
Equity in subsidiaries	6,942	5,353	—	(12,295)	—

Total assets	$101,681	$2,117,429	$144,311	$(12,295)	$2,351,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,168	$—	$—	$—	$3,168
Accounts payable	513	9,578	667	—	10,758
Accrued expenses and other current liabilities	15,322	45,356	3,188	—	63,866
Liabilities associated with assets held for sale	—	—	374	—	374

Total current liabilities	19,003	54,934	4,229	—	78,166
Long-term debt, less current maturities	376,859	—	30,000	—	406,859
Intercompany payables, net	(992,609)	968,998	23,611	—	—
Deferred preneed funeral revenue	—	237,200	46,890	—	284,090
Deferred preneed cemetery revenue	—	265,225	27,286	—	292,511
Non-controlling interest in funeral and cemetery trusts	—	626,841	—	—	626,841
Other long-term liabilities	8,985	2,457	—	—	11,442
Negative equity in subsidiaries	249,990	—	—	(249,990)	—

Total liabilities	(337,772)	2,155,655	132,016	(249,990)	1,699,909

Non-controlling interest in perpetual care trusts	—	211,764	—	—	211,764

Common stock	108,670	426	52	(478)	108,670
Other	330,786	(250,416)	12,246	238,170	330,786
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	439,453	(249,990)	12,295	237,695	439,453

Total liabilities and shareholders’ equity	$101,681	$2,117,429	$144,311	$(12,295)	$2,351,126

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,349	$30,631	$5,077	$—	$51,057

Cash flows from investing activities:
Proceeds from sale of assets, net	—	19	732	—	751
Insurance proceeds related to hurricane damaged properties	—	5,300	—	—	5,300
Additions to property and equipment	(1,278)	(8,417)	(254)	—	(9,949)
Other	—	37	(18)	—	19

Net cash provided by (used in) investing activities	(1,278)	(3,061)	460	—	(3,879)

Cash flows from financing activities:
Repayments of long-term debt	(31,650)	—	—	—	(31,650)
Intercompany receivables (payables)	26,046	(20,692)	(5,354)	—	—
Purchase and retirement of common stock	(8,141)	—	—	—	(8,141)
Dividends	(5,405)	—	—	—	(5,405)
Other	61	—	—	—	61

Net cash used in financing activities	(19,089)	(20,692)	(5,354)	—	(45,135)

Net increase (decrease) in cash	(5,018)	6,878	183	—	2,043
Cash and cash equivalents, beginning of period	38,675	874	1,056	—	40,605

Cash and cash equivalents, end of period	$33,657	$7,752	$1,239	$—	$42,648

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2006 or 2005 are currently reported in the discontinued operations section of the 2006 and 2005 consolidated statements of earnings. There were no businesses sold in the first quarter of 2006 and one sold in the second quarter of 2006.
     The Company recorded net gains on dispositions and impairment (losses) of $159 and $364 for the three months ended April 30, 2006 and 2005, respectively, and $159 and $1,178 for the six months ended April 30, 2006 and 2005, respectively, in continuing operations for long-lived assets sold, primarily real estate, that did not qualify as discontinued operations. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of $105 and ($102) for the three months ended April 30, 2006 and 2005, respectively, and $404 and $504 for the six months ended April 30, 2006 and 2005, respectively, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.
     Assets held for sale and liabilities associated with assets held for sale as of October 31, 2005 amounted to $603 and $374, respectively, and relate to the business sold in the second quarter of 2006. The operating results of the discontinued operations for the three and six months ended April 30, 2006 and 2005, are set forth below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Revenue:
Funeral	$2	$265	$56	$707
Cemetery	—	208	—	411

	$2	$473	$56	$1,118

Gross profit:
Funeral	$(54)	$(112)	$(59)	$(183)
Cemetery	—	59	—	146

	(54)	(53)	(59)	(37)

Gains on dispositions and impairment (losses), net	105	(102)	404	504
Other operating expense, net	—	(6)	—	(2)

Earnings (loss) from discontinued operations before income taxes	$51	$(161)	$345	$465

(13) Separation Charges
     On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its divisions. The reorganization consolidated operations from four divisions to two: Eastern and Western. These changes are a result of the Company’s recent strategic planning process and became effective for the fourth quarter of fiscal year 2005. The total charge for severance and other costs associated with the reorganization including relocation costs of certain personnel, exit of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements of the related leases is expected to be approximately $2,000. During fiscal year 2005, the Company recorded $1,507 ($942 after tax, or $.01 per share) in related costs. For the three and six months ended April 30, 2006, the Company recorded charges of $122

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Separation Charges — (Continued)
and $276, respectively, for these costs. As of April 30, 2006, the Company has paid $1,004 of these costs. There are no material remaining costs relating to the reorganization.
(14) Consolidated Comprehensive Income (Loss)
     Consolidated comprehensive income (loss) for the three and six months ended April 30, 2006 and 2005 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net earnings (loss)	$11,447	$(4,917)	$19,836	$(150,194)
Other comprehensive income (loss):
Unrealized depreciation of investments, net of deferred tax benefit of $1	—	—	(2)	—
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($86) and ($204), respectively	—	140	—	333
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	(6,767)	(19,732)	22,331	954
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	6,767	19,732	(22,331)	(954)

Total other comprehensive income (loss)	—	140	(2)	333

Total comprehensive income (loss)	$11,447	$(4,777)	$19,834	$(149,861)

(15) Guarantees
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
     As of April 30, 2006, the Company has guaranteed long-term debt of its subsidiaries of approximately $622 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.
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
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at April 30, 2006, including accrued interest, was approximately $1,081.
(17) Hurricane Related Charges
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. The Company’s executive offices and Shared Services Center are located in a building it owns in the New Orleans metropolitan area, and no significant damage occurred to that building. However, most of the approximately 400 employees who work at this location did not have access to their homes

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(17) Hurricane Related Charges — (Continued)
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
     Of the Company’s 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which prior to the hurricane represented approximately four percent of the Company’s annual revenues and approximately five percent of its annual gross profit, are located in the New Orleans metropolitan area, have suffered substantial damage and are conducting business in temporary facilities until repairs are completed. The Company’s mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represented approximately six percent of the Company’s annual revenue and gross profit prior to the hurricanes. The book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24,700 prior to the storms (of which approximately $13,351 was written off). Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages.
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. Each quarter, the Company estimates the insurance proceeds it expects to receive, which is then compared to the expenses incurred related to Hurricane Katrina to determine the hurricane-related charges. As of April 30, 2006, the Company had incurred approximately $26,177 (of which $20,897 was incurred as of October 31, 2005) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of April 30, 2006, the Company has received insurance proceeds of $14,731, $500 of which had been received as of October 31, 2005 and $14,231 of which was received in the first half of 2006. For the quarter ended April 30, 2006, insurance proceeds received of $3,000 were greater than expenses incurred of $2,442, therefore, a recovery of $558 was recorded. For the six months ended April 30, 2006, expenses incurred were $5,280 and insurance proceeds received were $3,200, resulting in a net charge of $2,080 ($1,248 after tax, or $.01 per share). These items are reflected in the “Hurricane related charges, net” line item in the condensed consolidated statements of earnings for the three and six months ended April 30, 2006. The Company believes that a significant portion of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, if the proceeds are greater than the loss incurred, then the Company will record any related gain at that time.
(18) Long-term Debt
     The Company’s outstanding debt balance was $378,378 and $410,027 as of April 30, 2006 and October 31, 2005, respectively. The Company made $1,098 in scheduled payments and $30,000 in unscheduled payments on its Term Loan B and paid $551 on its third-party debt during the first half of 2006.
     On May 5, 2006, the required registration statement related to the Company’s 6.25 percent senior notes was declared effective by the SEC. On that same day, the Company commenced the exchange offer of $200,000 6.25 percent senior notes due 2013 registered under the Securities Act of 1933 for all of its outstanding $200,000 6.25 percent senior notes due 2013 sold on February 11, 2005 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The exchange offer was completed on June 5, 2006. See Note 19.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(18) Long-term Debt — (Continued)
     During the first quarter of fiscal year 2005, the Company completed the refinancing of its senior secured credit facility and recorded a charge for the early extinguishment of debt of $2,651 ($1,723 after tax, or $.02 per share) to write off fees associated with the previous credit facility. On February 18, 2005, the Company completed its tender offer and consent solicitation for any and all of its $300,000 10.75 percent senior subordinated notes. The Company purchased a total of $298,250 in aggregate principal amount of the notes in the offer. In the second quarter of fiscal year 2005, the Company incurred a charge for the early extinguishment of debt of approximately $30,057 ($19,210 after tax, or $.18 per share) representing $25,369 for a tender premium, related fees and expenses and $4,688 for the write-off of the remaining unamortized fees on the senior subordinated notes. For additional information, see Note 16 to the consolidated financial statements of the Company’s 2005 Form 10-K.
(19) Subsequent Events
     On May 5, 2006, the required registration statement related to the Company’s 6.25 percent senior notes was declared effective by the SEC. At that time, the Company commenced the exchange offer of $200,000 6.25 percent senior notes due 2013 registered under the Securities Act of 1933 for all of its outstanding $200,000 6.25 percent senior notes due 2013 sold on February 11, 2005 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The exchange offer was completed on June 5, 2006.
     On May 11, 2006, the Company granted new options to executive officers for the purchase of 167,560 shares of Class A common stock at an exercise price of $5.86 per share. Of this amount, 12,739 of the options vest in equal 25 percent portions beginning October 31, 2006 and expire on November 29, 2012, and 154,821 of the options vest in equal 25 percent portions beginning on May 11, 2007 and expire on May 11, 2013. Including this new grant, total share-based compensation cost for fiscal year 2006 is expected to be approximately $1,705. On May 11, 2006, the Company also granted 31,998 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on May 11, 2007, 2008, 2009 and 2010. See Note 2(e) for additional information on the Company’s stock options and restricted stock.
     On May 12, 2006, the Company granted 12,000 shares of Class A common stock to each of the Company’s independent directors for a total of 84,000 shares. The independent directors will be required to retain 9,000 of these shares until they cease to serve on the Company’s Board of Directors.
     In May 2006, the $11,000 letter of credit which was posted to secure the Company’s Florida bond was no longer required and was cancelled. See Note 7 for additional information.
     On June 7, 2006, the Company announced that its President and Chief Executive Officer, Kenneth C. Budde, has decided to retire effective June 30, 2006. Thomas M. Kitchen, the Company’s Executive Vice President and Chief Financial Officer, will serve as acting Chief Executive Officer and as Chief Financial Officer while the Board of Directors conducts a national search for a successor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of May 31, 2006, we owned and operated 230 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico.
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
     As previously disclosed, we received notifications from Nasdaq that our incomplete 2005 Third Quarter Report, the delay in filing our 2005 Form 10-K and our incomplete 2004 Form 10-K/A were not in compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c)(14). All of these filings have now been completed, and on April 11, 2006, we received a letter from Nasdaq advising that we had complied with all of the requirements for continued listing. The trading symbol for our Class A common stock returned to “STEI” at the opening of trading on April 13, 2006.
     For the second quarter of fiscal year 2006, we had net earnings of $11.4 million, compared to a net loss of $4.9 million for the second quarter of fiscal year 2005. Earnings from continuing operations for the three months ended April 30, 2006 increased $15.9 million to $11.3 million compared to a loss of $4.6 million for the same period in fiscal year 2005. For the three months ended April 30, 2005, we recorded a charge of $30.0 million for the loss on early extinguishment of debt related to the debt refinancings in 2005. Interest expense for the quarter-to-date period increased $1.0 million.
     Operating earnings decreased $4.0 million from $29.3 million in the second quarter of fiscal year 2005 to $25.3 million in the second quarter of fiscal year 2006 due to an increase of $2.7 million in corporate general and administrative expenses primarily due to increased legal and accounting fees relating to the increased SEC filings and class action lawsuits and due to $0.4 million of share-based compensation costs in the second quarter of 2006 resulting from the implementation of SFAS No. 123R, “Share-Based Payment.” We also recorded a $0.5 million recovery related to Hurricane Katrina. Gross profit decreased $1.3 million due to a decrease in funeral gross profit resulting primarily from a 2.8 percent decrease in same-store funeral services and a 1.0 percent decrease in average revenue per funeral service. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed decreased 2.0 percent for the three months ended April 30, 2006, and average revenue per funeral service decreased 1.2 percent.
     For the second quarter of fiscal year 2006, we had a 7.6 percent increase in preneed funeral sales and a 4.7 percent decrease in gross cemetery property sales. Excluding Louisiana, there was an 11.1 percent increase in preneed funeral sales and a 2.0 percent increase in gross cemetery property sales.
     For the first half of fiscal year 2006, we had net earnings of $19.8 million, compared to a net loss of $150.2 million for the first half of fiscal year 2005. Fiscal year 2005 results include a cumulative effect of change in accounting principle of $153.2 million. Earnings from continuing operations for the six months ended April 30, 2006 increased $16.8 million to $19.5 million compared to $2.7 million for the same period in fiscal year 2005. For the six months ended April 30, 2005, we recorded a charge of $32.7 million for the loss on early extinguishment of debt related to the debt refinancings occurring in 2005. Interest expense for the year-to-date period also decreased $1.8 million.
     Operating earnings decreased $8.0 million from $53.3 million in the first half of fiscal year 2005 to $45.3 million in the first half of fiscal year 2006 due to an increase of $5.7 million in corporate general and administrative expenses primarily due to increased professional fees associated with the increase in SEC filings and the class action lawsuits and due to $0.8 million of share-based compensation costs in the first half of 2006 resulting from the implementation of SFAS No. 123R. We also recorded a $2.1 million charge related to Hurricane Katrina. Gross profit increased $0.6 million due to an increase in cemetery gross profit resulting primarily from increases in perpetual care trust earnings and cemetery property sales. Funeral gross profit decreased due primarily to increased preneed selling costs and increased funeral home staffing levels. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed increased 0.8 percent for the six months ended April 30, 2006; including those funeral homes, there was a 0.2 percent decrease. Average revenue per funeral service for our same-store businesses was flat.
     Cash flow from operations increased from $3.7 million in the first half of fiscal year 2005 to $51.1 million in the first half of fiscal year 2006. For the six months ended April 30, 2005, we recorded $25.4 million for premiums paid for the early extinguishment of debt related to the debt refinancing occurring in 2005. The remaining increase is primarily due to trust withdrawals associated with the deferred revenue project and a reduction of $8.7 million in interest payments. These increases in cash flow were partially offset by $1.1 million of cash outflows in excess of insurance proceeds received related to Hurricane Katrina.
     For the first six months of fiscal year 2006, we achieved an 8.2 percent increase in preneed funeral sales and a 2.1 percent increase in gross cemetery property sales. Excluding Louisiana, there was an 11.5 percent increase in preneed funeral sales and an 8.7 percent increase in gross cemetery property sales.
Other Matters
     On May 9, 2006, we received a letter from the Staff of the Securities and Exchange Commission and we are in discussions with them regarding whether the presentation in our statement of cash flows of activities relating to our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts on a net basis, with all activities being classified within operating activities, complies with SFAS No. 95 “Statement of Cash Flows.” We believe that the SEC has raised this issue with other companies in our industry also. We believe our current presentation is correct. Based on discussions with the SEC, we believe that the resolution of this issue could result in a change in prospective treatment of these items in the statement of cash flow and will not result in a restatement of any of our prior period financial statements.
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
Results of Operations
     The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 12 to the condensed consolidated financial statements included herein. For a discussion of our segments, see Note 9 to the consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2006 and 2005, results from continuing operations reflect those of same-store locations.

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005—Continuing Operations
Funeral Operations

	Three Months Ended
	April 30,
	2006	2005	Decrease
		(In millions)
Funeral Revenue:
Eastern Division	$30.1	$30.6	$(.5)
Western Division	37.3	38.4	(1.1)
Corporate Trust Management (1)	4.6	5.4	(.8)

Total Funeral Revenue	$72.0	$74.4	$(2.4)

Funeral Costs:
Eastern Division	$24.3	$24.7	$(.4)
Western Division	29.2	29.4	(.2)
Corporate Trust Management (1)	.1	.2	(.1)

Total Funeral Costs	$53.6	$54.3	$(.7)

Funeral Gross Profit:
Eastern Division	$5.8	$5.9	$(.1)
Western Division	8.1	9.0	(.9)
Corporate Trust Management (1)	4.5	5.2	(.7)

Total Funeral Gross Profit	$18.4	$20.1	$(1.7)

Same-Store Analysis (2)

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2006	2005
Eastern Division	1.0%	(1.9%)	33.4%	30.5%
Western Division	(1.0%)	(.9%)	42.4%	41.2%
Total	(1.0%)	(2.8%)	38.6%	36.7%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2006 and 2005 were $1.4 million and $1.5 million, respectively, and funeral trust earnings for the three months ended April 30, 2006 and 2005 were $3.2 million and $3.9 million, respectively.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had funeral revenue of $2.1 million and $2.6 million for the three months ended April 30, 2006 and 2005, respectively, and performed 425 and 563 funeral services in the second quarter of 2006 and 2005, respectively. Excluding these three funeral homes, the decrease in average revenue per call for the Western division and the Company was 1.2 percent, and the change in same-store funeral services for the Western division and the Company was a 0.6 percent increase and a 2.0 percent decrease, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations decreased $2.4 million, or 3.2 percent, for the three months ended April 30, 2006, compared to the corresponding period in 2005. The decrease in funeral revenue was primarily due to a 2.8 percent decrease in the number of same-store funeral services performed, or 453 events, to 15,793 total same-store funeral services performed, an increase in the cremation rate of 190 basis points and a decrease in funeral trust earnings of $0.7 million. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed decreased 2.0 percent.

     Our same-store businesses had a 2.5 percent increase in the average revenue per traditional funeral service and a 1.1 percent decrease in the average revenue per cremation service. The decrease in the average revenue per cremation service was due to a decrease in the proportion of high-priced cremations and a shift to lower-priced direct cremations. The increase in the average revenue per traditional funeral service was offset by an increase in the proportion of lower-priced, non-traditional funeral services, including cremations, and a year-over-year reduction in funeral trust earnings. This resulted in an overall 1.0 percent decrease in the average revenue per funeral service for our same-store businesses. This was the second consecutive quarter in which we experienced a reduction in the proportion of full service, traditional funeral services and cremations as compared with lower-priced, non-traditional funeral services and direct cremations. Because a continuation of that trend would erode our funeral segment profit margins, we are carefully monitoring sales trends and intensifying our efforts to market full service funerals and cremations.
     Funeral gross profit margin from continuing operations decreased from 27.0 percent in the second quarter of fiscal year 2005 to 25.6 percent in the second quarter of fiscal year 2006. The decrease is primarily due to the decrease in funeral revenue as discussed above, partially offset by a decrease in health insurance costs resulting from a large number of high dollar claims in 2005 that are not recurring in the current year. The cremation rate for our same-store operations was 38.6 percent for the three months ended April 30, 2006 compared to 36.7 percent for the corresponding period in 2005.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment decreased primarily due to a decrease in the number of funeral services performed by the same-store businesses of 1.9 percent, partially offset by an increase in the average revenue per funeral service in the Eastern division of 1.0 percent. Funeral revenue in the Western division funeral segment decreased primarily due to a decrease in the number of funeral services performed by same-store businesses of 0.9 percent coupled with a decrease in the average revenue per funeral service in the same-store businesses of 1.0 percent. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, the increase in the number of funeral services performed and the decrease in average revenue per call in the Western division funeral segment were 0.6 percent and 1.2 percent, respectively. Funeral revenue in the corporate trust management segment decreased primarily due to a $0.7 million decrease in funeral trust earnings.
     Funeral gross profit margin for the Western division and Eastern division funeral segments decreased primarily due to the decrease in revenue discussed above. As demonstrated in the table above, the same-store cremation rate increased for the Western division and Eastern division funeral segments.
Cemetery Operations

	Three Months Ended
	April 30,		Increase
	2006	2005	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$34.6	$34.4	$.2
Western Division	21.8	20.4	1.4
Corporate Trust Management (1)	2.6	3.0	(.4)

Total Cemetery Revenue	$59.0	$57.8	$1.2

Cemetery Costs:
Eastern Division	$28.2	$28.5	$(.3)
Western Division	17.2	16.1	1.1
Corporate Trust Management (1)	.1	.1	—

Total Cemetery Costs	$45.5	$44.7	$.8

Cemetery Gross Profit:
Eastern Division	$6.4	$5.9	$.5
Western Division	4.6	4.3	.3
Corporate Trust Management (1)	2.5	2.9	(.4)

Total Cemetery Gross Profit	$13.5	$13.1	$.4

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2006 and 2005 were $1.2 million, and cemetery trust earnings for the three months ended April 30, 2006 and 2005 were $1.4 million and $1.8 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $1.2 million, or 2.1 percent, for the three months ended April 30, 2006, compared to the corresponding period in 2005. The increase is primarily due to an increase in construction during the quarter on various cemetery projects, increased perpetual care trust earnings and an improvement in our bad debt experience offset by decreased cemetery property sales and merchandise deliveries. Revenue related to the cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Gross cemetery property sales decreased 4.7 percent in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 from $27.5 million to $26.2 million due to declines in cemetery property sales in Louisiana and Puerto Rico of $1.8 million and $0.9 million, respectively.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trusts for the quarter ended April 30, 2006 resulting in revenue of $2.3 million, compared to 3.7 percent for the corresponding period in 2005 resulting in revenue of $1.6 million.
     Cemetery gross profit margin from continuing operations increased from 22.7 percent in the second quarter of fiscal year 2005 to 22.9 percent in the second quarter of fiscal year 2006. The overall increase resulted from increased revenues as discussed above and a decrease in health insurance costs resulting from a large number of high dollar claims in 2005 that are not recurring in the current year.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased primarily due to an increase in preneed property sales and perpetual care trust earnings offset by decreased merchandise deliveries. Offsetting the overall increase in cemetery revenue in the Eastern division segment was a $0.8 million decline in cemetery revenue in Puerto Rico, primarily due to decreased cemetery property sales and merchandise deliveries, offset by increased construction during the quarter on various cemetery development projects. We have recently made some sales management changes in Puerto Rico, which should allow us to recoup the shortfall experienced during the quarter. Cemetery revenue in the Western division segment increased primarily due to an increase in construction during the quarter on various cemetery development projects offset by decreased cemetery property sales and merchandise deliveries. Offsetting the overall increase in cemetery revenue in the Western division segment was a $2.1 million decline in cemetery revenue in Louisiana, primarily due to decreased cemetery property sales. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased due to a $0.4 million decrease in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern division cemetery segment increased primarily due to increased cemetery revenue as discussed above, and cemetery gross profit margin for the Western division cemetery segment was flat.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2005 and 2006 are reported in the discontinued operations section of the consolidated statements of earnings. There was one business sold in the second quarter of 2006. Included in discontinued operations for the three months ended April 30, 2006 and 2005 were gains on dispositions and impairment (losses), net of $0.1 million and ($0.1) million, respectively. Revenues for the three months ended April 30, 2006 and 2005 were less than $0.1 million and $0.5 million, respectively.

Other
     Corporate general and administrative expenses for the three months ended April 30, 2006 increased $2.7 million compared to the same period in 2005 due primarily to increased legal and accounting fees relating to the increase in SEC filings and the class action lawsuits. We also recorded $0.4 million in share-based compensation costs in the second quarter of 2006 due to the adoption of SFAS No. 123R, as discussed in Note 1(e) to the condensed consolidated financial statements included herein.
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded charges of $1.5 million in fiscal year 2005 and $0.1 million for the three months ended April 30, 2006. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     For the three months ended April 30, 2006, we recorded a net recovery of $0.5 million related to Hurricane Katrina. For additional information, see Note 17 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations were $5.3 million for the second quarter of fiscal year 2006 compared to $5.0 million for the same period in 2005.
     Interest expense increased $1.0 million to $7.7 million for the second quarter of fiscal year 2006 compared to $6.7 million for the same period in 2005 primarily due to a 158 basis-point increase in the average interest rate during the period, partially offset by a $32.8 million decrease in average debt outstanding. Approximately $0.7 million of additional interest was accrued during the quarter on our 6.25 percent senior notes due to our inability to timely complete a required exchange offer. The additional interest has now been eliminated with the expiration of the exchange offer on June 5, 2006.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the three months ended April 30, 2006 and 2005, we reported net gains on dispositions and impairment (losses) of $0.2 million and $0.4 million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.
     The effective tax rate for our continuing operations for the three months ended April 30, 2006 was 37.7 percent compared to 36.5 percent for the same period in 2005. The increased rate in 2006 compared to 2005 was caused by estimated higher state taxes for the year because the mix of income is expected to be weighted more heavily to states with higher tax rates. Also in 2005, the early extinguishment of debt helped to reduce state taxes primarily in states that require consolidated or unitary filings. These states have higher tax rates than most of the separate company states where we operate our business.
     As of April 30, 2006, our outstanding debt totaled $378.4 million. Of the total debt outstanding as of April 30, 2006, approximately 53 percent was subject to fixed rates averaging 7.7 percent, and 47 percent was subject to short-term variable rates averaging approximately 6.7 percent. The average fixed rate includes the 1.50 percent additional interest we were required to pay on our 6.25 percent senior notes until the exchange offer for the notes was completed on June 5, 2006. As a result, the additional interest of 1.50 percent has now been eliminated. In the second quarter of 2005, we recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) related to the refinancing of our 10.75 percent senior subordinated notes.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 7.6 percent during the second quarter of 2006 compared to the corresponding period in 2005.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $46.3 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $18.0 million related to insurance-funded preneed funeral contracts) during the three months ended April 30, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $44.3 million (including $19.1 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $38.6 million for the three months ended April 30, 2006, compared to $41.2 million for the corresponding period in 2005, resulting in net additions to the backlog of $7.7 million and $3.1 million for the three months ended April 30, 2006 and 2005, respectively.
Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005—Continuing Operations
Funeral Operations

	Six Months Ended
	April 30,		Increase
	2006	2005	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$60.3	$60.0	$.3
Western Division	74.2	74.1	.1
Corporate Trust Management (1)	9.2	9.9	(.7)

Total Funeral Revenue	$143.7	$144.0	$(.3)

Funeral Costs:
Eastern Division	$48.8	$48.3	$.5
Western Division	58.4	57.5	.9
Corporate Trust Management (1)	.3	.3	—

Total Funeral Costs	$107.5	$106.1	$1.4

Funeral Gross Profit:
Eastern Division	$11.5	$11.7	$(.2)
Western Division	15.8	16.6	(.8)
Corporate Trust Management (1)	8.9	9.6	(.7)

Total Funeral Gross Profit	$36.2	$37.9	$(1.7)

Same-Store Analysis (2)

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2006	2005
Eastern Division	1.3%	(.4%)	33.0%	29.9%
Western Division	—%	1.1%	42.8%	42.0%
Total	—%	(.2%)	38.6%	36.8%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2006 and 2005 were $2.7 million, and funeral trust earnings for the six months ended April 30, 2006 and 2005 were $6.5 million and $7.2 million, respectively.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had funeral revenue of $3.6 million and $4.8 million for the six months ended April 30, 2006 and 2005, respectively, and performed 784 and 1,039 funeral services in the first half of 2006 and 2005, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 0.3 percent and 0.1 percent, respectively, and the increase in same-store funeral services for the Western division and the Company was 2.6 percent and 0.8 percent, respectively.

Consolidated Operations — Funeral
     Funeral revenue from continuing operations decreased $0.3 million, or 0.2 percent, for the six months ended April 30, 2006, compared to the corresponding period in 2005. The decrease in funeral revenue was primarily due to a 0.2 percent decrease in the number of same-store funeral services performed, or 64 events, to 31,906 total same-store funeral services performed primarily related to our Louisiana funeral homes, a decline in funeral trust earnings of $0.7 million and an increase in the cremation rate of 180 basis points. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed increased 0.8 percent.
     Our same-store businesses had a 3.3 percent increase in the average revenue per traditional funeral service and a 0.5 percent decrease in the average revenue per cremation service. The decrease in the average revenue per cremation service was due to a decrease in the proportion of higher-priced cremations and a shift to lower-priced direct cremations. The increase in the average revenue per traditional funeral service was offset by an increase in the proportion of lower-priced, non-traditional funeral services, including cremations, and a year-over-year reduction in funeral trust earnings. Therefore, the overall change in average revenue per funeral service for our same-store businesses was flat.
     Funeral gross profit margin from continuing operations decreased from 26.3 percent in the first half of fiscal year 2005 to 25.2 percent in the first half of fiscal year 2006. The decrease is primarily due to an increase in funeral home staffing levels, an increase in preneed selling costs and a decrease in funeral revenue as discussed above. These factors were partially offset by a decrease in health insurance costs resulting from a large number of high dollar claims in 2005 that are not recurring in the current year. Additionally, as a result of the 8.2 percent increase in preneed funeral sales occurring in the first half of 2006, the investment in preneed selling costs during the year placed some downward pressure on funeral gross profit, as these preneed selling costs are expensed as incurred. The increased preneed funeral sales are deferred into our backlog until the products and services are delivered. The cremation rate for our same-store operations was 38.6 percent for the six months ended April 30, 2006 compared to 36.8 percent for the corresponding period in 2005.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 1.3 percent, offset by a decline in the number of funeral services performed by the same-store businesses of 0.4 percent. Funeral revenue in the Western division funeral segment increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 1.1 percent. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, the increase in the number of funeral services performed and the increase in average revenue per call in the Western division funeral segment were 2.6 percent and 0.3 percent, respectively. Funeral revenue in the corporate trust management segment decreased primarily due to a $0.7 million decrease in funeral trust earnings.
     Funeral gross profit margin for the Western division and Eastern division funeral segments decreased primarily due to increased preneed selling costs and funeral staffing levels discussed above. As demonstrated in the table above, the same-store cremation rate increased for the Western division and Eastern division funeral segments.

Cemetery Operations

	Six Months Ended
	April 30,		Increase
	2006	2005	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$67.1	$64.4	$2.7
Western Division	41.2	40.2	1.0
Corporate Trust Management (1)	5.2	5.7	(.5)

Total Cemetery Revenue	$113.5	$110.3	$3.2

Cemetery Costs:
Eastern Division	$55.6	$55.2	$.4
Western Division	32.9	32.3	.6
Corporate Trust Management (1)	.2	.3	(.1)

Total Cemetery Costs	$88.7	$87.8	$0.9

Cemetery Gross Profit:
Eastern Division	$11.5	$9.2	$2.3
Western Division	8.3	7.9	.4
Corporate Trust Management (1)	5.0	5.4	(.4)

Total Cemetery Gross Profit	$24.8	$22.5	$2.3

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2006 and 2005 were $2.4 million and $2.5 million, respectively, and cemetery trust earnings for the six months ended April 30, 2006 and 2005 were $2.8 million and $3.2 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $3.2 million, or 2.9 percent, for the six months ended April 30, 2006, compared to the corresponding period in 2005, primarily due to increases in perpetual care trust earnings and cemetery property sales, partially offset by a decrease in merchandise deliveries. Gross cemetery property sales increased 2.1 percent in the first half of fiscal year 2006 compared to the first half of fiscal year 2005 from $49.7 million to $50.7 million. Offsetting the increase in cemetery property sales was a $2.9 million decline in cemetery property sales for the period in Louisiana.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trusts for the six months ended April 30, 2006 resulting in revenue of $5.0 million, compared to 3.4 percent for the corresponding period in 2005 resulting in revenue of $2.7 million.
     Cemetery gross profit margin from continuing operations increased from 20.4 percent in the first half of fiscal year 2005 to 21.8 percent in the first half of fiscal year 2006. The overall increase resulted from increased revenues as discussed above and a decrease in health insurance costs resulting from a large number of high dollar claims in 2005 that are not recurring in the current year.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased primarily due to an increase in property sales and perpetual care trust earnings offset by a decrease in construction during the year on various cemetery projects and decreased merchandise deliveries. Offsetting the overall increase in Eastern division segment cemetery revenue was a $1.7 million decline in cemetery revenue in Puerto Rico due primarily to a decrease in construction during the year on various cemetery projects and decreased merchandise deliveries. Cemetery revenue in the Western division segment increased primarily due to an increase in construction during the year on various cemetery development projects and increased perpetual care trust earnings, offset by decreased cemetery property sales. Offsetting the overall increase in Western division cemetery segment revenue was a $3.3 million decline in cemetery revenue in Louisiana due primarily to the $2.9 million decrease in cemetery property sales. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased primarily due to a $0.4 million decline in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern and Western division cemetery segments increased primarily due to increased cemetery revenue as discussed above.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2005 and 2006 are reported in the discontinued operations section of the consolidated statements of earnings. There was one business sold in the first half of 2006. Included in discontinued operations for the six months ended April 30, 2006 and 2005 were gains on dispositions and impairment (losses), net of $0.4 million and $0.5 million, respectively. Revenues for the six months ended April 30, 2006 and 2005 were $0.1 million and $1.1 million, respectively.
Other
     Corporate general and administrative expenses for the six months ended April 30, 2006 increased $5.7 million compared to the same period in 2005 due primarily to increased professional fees associated with the increase in SEC filings and the class action lawsuits. Although we expect professional fees in fiscal year 2006 to be significantly greater than fiscal year 2005, we do not expect to sustain the level of professional fees we incurred in the first half of 2006. We also recorded $0.8 million in share-based compensation costs in the first half of 2006 due to the adoption of SFAS No. 123R, as discussed in Note 1(e) to the condensed consolidated financial statements included herein.
     In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded charges of $1.5 million in fiscal year 2005 and $0.3 million for the six months ended April 30, 2006. These charges are presented in the “Separation charges” line item in the consolidated statements of earnings.
     For the six months ended April 30, 2006, we recorded net expenses of $2.1 million related to Hurricane Katrina. For additional information, see Note 17 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations were $10.4 million for the six months ended April 30, 2006 compared to $10.3 million for the same period in 2005.
     Interest expense decreased $1.8 million to $15.2 million for the six months ended April 30, 2006 compared to $17.0 million for the same period in 2005 primarily due to a 61 basis-point decrease in the average interest rate during the period resulting from debt refinancings occurring in 2005, combined with a $12.2 million decrease in average debt outstanding. Approximately $1.4 million of additional interest was accrued in the first half of 2006 on our 6.25 percent senior notes due to our inability to timely complete a required exchange offer. The additional interest has now been eliminated in connection with the expiration of the exchange offer on June 5, 2006.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the six months ended April 30, 2006 and 2005, we reported net gains on dispositions and impairment (losses) of $0.2 million and $1.2 million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.
     Other operating income, net, was $1.0 million and $0.5 million for the six months ended April 30, 2006 and 2005, respectively. The increase in other operating income, net, was primarily due to a gain related to the sale of undeveloped cemetery land in the first quarter of 2006.

     On May 31, 2005, we changed our method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. We applied this change in accounting principle effective November 1, 2004. We changed our accounting for preneed selling costs to expense such costs as incurred. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the condensed consolidated balance sheet at the time of the change. For additional information, see Note 2(a) to the condensed consolidated financial statements included herein.
     The effective tax rate for our continuing operations for the six months ended April 30, 2006 was 37.7 percent compared to 30.2 percent for the same period in 2005. The effective rate for 2006 was more in line with our historical effective tax rate which is traditionally impacted primarily by state income taxes and the dividend received deduction. The 2005 rate was primarily lower because of the change in the tax provision related to the 2003 impairment charge caused by changes in the basis adjustments on properties held for sale and the change in sale type on sale transactions that were completed during the period. These changes resulted in more tax benefit than was initially estimated.
     For the six months ended April 30, 2005, we recorded charges for the early extinguishment of $32.7 million ($20.9 million after tax, or $.19 per share) related to the debt refinancings in fiscal year 2005.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 8.2 percent during the six months ended April 30, 2006 compared to the corresponding period in 2005.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $86.8 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $35.4 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $82.5 million (including $35.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $75.4 million for the six months ended April 30, 2006, compared to $76.9 million for the corresponding period in 2005, resulting in net additions to the backlog of $11.4 million and $5.6 million for the six months ended April 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $51.1 million for the six months ended April 30, 2006, compared to providing cash of $3.7 million for the corresponding period in 2005. For the six months ended April 30, 2005, we recorded $25.4 million for premiums paid for the early extinguishment of debt related to the debt refinancings in 2005. The remaining increase is primarily due to cash inflows of $11.1 million for trust withdrawals associated with the deferred revenue project in the first half of 2006 and a reduction in interest payments of $8.7 million. These increases in cash flow were partially offset by $1.1 million of cash outflows in excess of insurance proceeds received related to Hurricane Katrina. The timing of receipt of insurance proceeds does not match the timing of cash spending related to Hurricane Katrina.
     Our investing activities resulted in a net cash outflow of $3.9 million for the six months ended April 30, 2006, compared to a net cash outflow of $6.8 million for the comparable period in 2005. In the first half of 2006, there was a net cash inflow of $5.3 million for insurance proceeds related to hurricane damaged properties. Net asset sale proceeds were $0.8 million for the six months ended April 30, 2006 compared to $6.4 million for the same period in 2005. For the six months ended April 30, 2006, capital expenditures amounted to $10.0 million, which included $8.1 million for maintenance capital expenditures, $0.2 million for growth initiatives and $1.7 million related to Hurricane Katrina compared to capital expenditures of $13.0 million in the same period in 2005, which included $8.3 million for maintenance capital expenditures, $1.6 million for growth initiatives and $3.1 million related to a building we purchased which was previously leased.
     Our financing activities resulted in a net cash outflow of $45.1 million for the six months ended April 30, 2006, compared to a net cash inflow of $0.1 million for the comparable period in 2005. The change was due primarily to debt repayments of $31.7 million in the six months ended April 30, 2006 compared to net debt proceeds of $1.7 million in the comparable period of 2005 ($440.0 million in proceeds of long-term debt and $438.3 million in repayments of long- term debt). Stock option exercises in the first half of 2005 resulting in issuances of common stock amounted to $12.6 million. There were no stock option exercises in the first half of 2006.
Contractual Obligations and Commercial Commitments
     As of April 30, 2006, our outstanding debt balance was $378.4 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2006.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$378.4	$3.1	$4.8	$45.5	$325.0
Interest on long-term debt (2)	152.6	25.4	48.6	47.8	30.8
Operating lease obligations (3)	32.7	2.4	6.9	4.9	18.5
Non-competition and other agreements (4)	5.2	1.3	3.0	.6	.3

	$568.9	$32.2	$63.3	$98.8	$374.6

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2006.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of April 30, 2006.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 13 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of April 30, 2006 are $2.4 million, $3.8 million, $3.1 million, $2.7 million, $2.2 million, and $18.5 million for the years ending October 31, 2006, 2007, 2008, 2009, 2010 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to former executive officers.
     In connection with the issuance of the 6.25 percent senior notes, we entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. As of April 30, 2006, we had been unable to cause the required registration statement to become effective and therefore were required to pay additional interest to the note holders until the default is cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90 days. The additional interest increased 0.50 percent for each 90-day period thereafter so long as the default existed, up to a maximum increase of 1.50 percent per annum. The additional interest is payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. Total additional interest incurred from June 12, 2005 to April 30, 2006 was $1.9 million including $1.4 million for the six months ended April 30, 2006. We completed the exchange offer on June 5, 2006, and as a result, the additional interest has now been eliminated.
     As of April 30, 2006, our outstanding debt balance was $378.4 million, consisting of $177.0 million in Term Loan B, $200.0 million of 6.25 percent senior notes, and $1.4 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2006.

				Other, Principally
	Revolving			Seller Financing
Fiscal Year Ending	Credit	Term	Senior	of Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2006	$—	$1.1	$—	$.5	$1.6
2007	—	2.2	—	.6	2.8
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
2010	—	2.2	—	—	2.2
Thereafter	—	167.1	200.0	.1	367.2

Total long-term debt	$—	$177.0	$200.0	$1.4	$378.4

     We are required to maintain a bond of $41.1 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. During the first quarter of 2006, we posted an $11.0 million letter of credit in order to secure this bond. In addition, we have $12.9 million of other outstanding letters of credit posted during the normal course of business. In May 2006, the $11.0 million letter of credit posted in order to secure the Florida bond was no longer required and was cancelled.
     As of April 30, 2006, there were no amounts drawn on our $125.0 million revolving credit facility. As of April 30, 2006, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $71.1 million.
     On March 28, 2005, we announced a new $30.0 million stock repurchase program. Repurchases under the new program are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of this program through April 30, 2006, we have repurchased and retired 2,701,500 shares of our Class A common stock at an average price of $6.11 per share. As of April 30, 2006, we had approximately $13.5 million remaining available under the stock repurchase program.
     We are currently under audit with the Internal Revenue Service for the years ended October 31, 2001 and October 31, 2002. The outcome of the audit is undetermined at this time; however, based on current discussions with the examiner, there is potentially approximately $2.0 million that could be recorded on the consolidated statement of earnings as a benefit, if realized, when the audit is finalized.
     We expect to incur approximately $5.5 million in additional costs related to Hurricane Katrina and could potentially receive approximately $9.9 million in additional insurance proceeds.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of April 30, 2006 consist of the following items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 21 to the consolidated financial statements in our 2005 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 3(i) to the consolidated financial statements in our 2005 Form 10-K.

Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Six Months
Ended	Years Ended October 31,
April 30, 2006	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
2.92(1)	1.36(2)(6)	1.98(3)	1.08(4)	1.27(5)(6)	— (6)(7)

(1)	Pretax earnings for the six months ended April 30, 2006 include $2.1 million in net hurricane related charges, $0.2 million of gains on dispositions and impairment (losses), net and $0.3 million in separation charges.

(2)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on dispositions and impairment (losses), net and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(3)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and ($0.2) million in gains on dispositions and impairment (losses), net.

(4)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(5)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(6)	Excludes the cumulative effect of change in accounting principles.

(7)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission on February 17, 2006. For the six months ended April 30, 2006, there were no instances in which the market risk changed by more than 10 percent from the annual disclosure.
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

     The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of April 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the previously disclosed material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of April 30, 2006. These material weaknesses were identified in connection with management’s assessment of our internal control over financial reporting as of October 31, 2005.
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
     As a result of the material weaknesses described above, the Company has concluded that our disclosure controls and procedures were not effective as of April 30, 2006.
Plan for Remediation
     Management, with the oversight of the Audit Committee, has been addressing the material weaknesses described above in our internal control over financial reporting and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. We have devoted significant time and resources to the remediation efforts having completed a detailed review and assessment of nearly 700,000 contracts. Also, we are in the process of enhancing our automated delivery systems over cemetery merchandise and have established a team to design and implement an improved system for tracking and reporting trust earnings. Further, the Company is undertaking steps to improve its employee training programs at both cemetery and funeral locations which will include reiteration to the appropriate personnel of the importance of performing their responsibilities in accordance with Company policies and procedures.

Changes in Internal Control over Financial Reporting
     Except as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our current litigation, see Note 7 to the condensed consolidated financial statements included herein.
     In addition to the matters in Note 7, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     We carry insurance with coverages and coverage limits that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the 2005 Form 10-K, except that the following risks have been eliminated: (1) we are now current in filing all of our SEC reports, (2) we are no longer subject to a delisting proceeding by the Nasdaq Stock Market and (3) the payment of additional interest on the 6.25 percent senior notes has ceased in connection with the consummation of the exchange offer for those notes on June 5, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We have a stock repurchase program under which we are authorized to invest up to $30.0 million in the repurchase of our common stock. As of April 30, 2006, we had approximately $13.5 million remaining available under the plan. The table below provides information about purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the second quarter of fiscal year 2006, in the format required by SEC rules.
Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
February 1, 2006 through February 28, 2006	—	$—	—	$22,032,533

March 1, 2006 through March 31, 2006	970,000	$5.60	970,000	$16,602,714

April 1, 2006 through April 30, 2006	531,500	$5.83	531,500	$13,502,869

Total	1,501,500	$5.68	1,501,500	$13,502,869

(1)	On March 28, 2005, we announced a new stock repurchase program, authorizing the investment of up to $30.0 million in the repurchase of our common stock. Repurchases under the new program will be limited to our Class A common stock, and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2006 annual meeting of shareholders was held on April 20, 2006. All director nominees were elected. The voting tabulation was as follows: Michael O. Read: 113,371,649 votes for, 2,529,300 votes withheld; Ashton J. Ryan, Jr.: 115,343,559 votes for, 557,390 votes withheld; Ronald H. Patron: 106,869,550 votes for, 9,031,399 votes withheld; John C. McNamara: 106,073,793 votes for, 9,827,156 votes withheld. The proposal to ratify the retention of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending October 31, 2006 was approved. The voting tabulation was as follows: 113,057,404 votes for, 2,634,419 votes against and 209,126 abstentions. The proposal to approve an amendment to our articles of incorporation that would declassify our Board of Directors so that beginning in 2007 all directors would be elected annually was approved. The voting tabulation was as follows: 114,095,714 votes for, 1,718,156 votes against and 87,079 abstentions.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006

3.2	By-laws of the Company, as amended and restated as of April 20, 2006

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.5	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.6	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.7	Registration Rights Agreement, dated as of February 11, 2005, by and among Stewart Enterprises, Inc., the guarantors party thereto, and Banc of America Securities LLC, Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Calyon Securities (USA) Inc. and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.1	Retirement Agreement by and between the Company and Kenneth C. Budde dated June 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2006)

10.2	Amendment No. 10 to the Stewart Enterprises Employees Retirement Trust

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
June 9, 2006	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Executive Vice President and Chief Financial Officer

June 9, 2006	/s/ MICHAEL G. HYMEL
Michael G. Hymel
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated April 20, 2006

3.2	By-laws of the Company, as amended and restated as of April 20, 2006

10.2	Amendment No. 10 to the Stewart Enterprises Employees Retirement Trust

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Executive Vice President and Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of Kenneth C. Budde, President and Chief Executive Officer, and Thomas M. Kitchen, Executive Vice President and Chief Financial Officer