Form 10-Q
period 2006-07-31
STEWART ENTERPRISES INC
filed 2006-09-18
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2006, was 101,382,552 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2006	2005
Revenues:
Funeral	$68,822	$66,021
Cemetery	60,699	58,650

	129,521	124,671

Costs and expenses:
Funeral	55,668	53,407
Cemetery	48,476	47,228

	104,144	100,635

Gross profit	25,377	24,036
Corporate general and administrative expenses	(8,517)	(5,545)
Hurricane related charges, net	1,072	—
Separation charges	(680)	(147)
Gains on dispositions and impairment (losses), net	(7)	56
Other operating income (expense), net	(117)	571

Operating earnings	17,128	18,971
Interest expense	(7,092)	(6,456)
Loss on early extinguishment of debt	—	(114)
Investment and other income, net	508	184

Earnings from continuing operations before income taxes	10,544	12,585
Income taxes	3,208	4,471

Earnings from continuing operations	7,336	8,114

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(2)	608
Income tax benefit	—	(153)

Earnings (loss) from discontinued operations	(2)	761

Net earnings	$7,334	$8,875

Basic earnings per common share:
Earnings from continuing operations	$.07	$.07
Earnings from discontinued operations	—	.01

Net earnings	$.07	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.07	$.07
Earnings from discontinued operations	—	.01

Net earnings	$.07	$.08

Weighted average common shares outstanding (in thousands):
Basic	106,177	109,147

Diluted	106,255	109,266

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2006	2005
Revenues:
Funeral	$212,563	$210,001
Cemetery	174,175	168,946

	386,738	378,947

Costs and expenses:
Funeral	163,174	159,488
Cemetery	137,189	134,984

	300,363	294,472

Gross profit	86,375	84,475
Corporate general and administrative expenses	(22,992)	(14,343)
Hurricane related charges, net	(1,008)	—
Separation charges	(956)	(147)
Gains on dispositions and impairment (losses), net	152	1,233
Other operating income, net	897	1,069

Operating earnings	62,468	72,287
Interest expense	(22,301)	(23,503)
Loss on early extinguishment of debt	—	(32,822)
Investment and other income, net	1,628	404

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	41,795	16,366
Income taxes	14,989	5,612

Earnings from continuing operations before cumulative effect of change in accounting principle	26,806	10,754

Discontinued operations:
Earnings from discontinued operations before income taxes	343	1,075
Income tax benefit	(21)	(32)

Earnings from discontinued operations	364	1,107

Earnings before cumulative effect of change in accounting principle	27,170	11,861
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit)	—	(153,180)

Net earnings (loss)	$27,170	$(141,319)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.25	$.10
Earnings from discontinued operations	—	.01
Cumulative effect of change in accounting principle	—	(1.40)

Net earnings (loss)	$.25	$(1.29)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.25	$.10
Earnings from discontinued operations	—	.01
Cumulative effect of change in accounting principle	—	(1.40)

Net earnings (loss)	$.25	$(1.29)

Weighted average common shares outstanding (in thousands):
Basic	107,540	109,243

Diluted	107,570	109,430

Dividends declared per common share	$.075	$.05

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$44,289	$40,605
Marketable securities	1,330	1,302
Receivables, net of allowances	68,059	79,825
Inventories	32,380	33,461
Prepaid expenses	4,672	2,766
Deferred income taxes, net	5,159	11,116
Assets held for sale	—	603

Total current assets	155,889	169,678
Receivables due beyond one year, net of allowances	80,002	68,935
Preneed funeral receivables and trust investments	492,581	503,468
Preneed cemetery receivables and trust investments	245,432	257,437
Goodwill	272,729	272,729
Cemetery property, at cost	366,595	366,776
Property and equipment, at cost:
Land	41,093	41,090
Buildings	293,929	287,525
Equipment and other	168,625	158,250

	503,647	486,865
Less accumulated depreciation	208,918	195,741

Net property and equipment	294,729	291,124
Deferred income taxes, net	182,861	187,573
Cemetery perpetual care trust investments	217,227	213,088
Other assets	18,800	20,318

Total assets	$2,326,845	$2,351,126

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,898	$3,168
Accounts payable	15,134	10,758
Accrued payroll	12,864	12,306
Accrued insurance	22,394	20,757
Accrued interest	8,966	5,236
Other current liabilities	19,873	24,681
Income taxes payable	2,930	886
Liabilities associated with assets held for sale	—	374

Total current liabilities	85,059	78,166
Long-term debt, less current maturities	374,655	406,859
Deferred preneed funeral revenue	281,958	284,090
Deferred preneed cemetery revenue	299,199	292,511
Non-controlling interest in funeral and cemetery trusts	617,914	626,841
Other long-term liabilities	12,585	11,442

Total liabilities	1,671,370	1,699,909

Commitments and contingencies	—	—
Non-controlling interest in perpetual care trusts	215,945	211,764

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares issued and outstanding 101,558,455 and 105,115,187 shares at July 31, 2006 and October 31, 2005, respectively	101,559	105,115
Class B authorized 5,000,000 shares issued and outstanding 3,555,020 shares at July 31, 2006 and October 31, 2005, 10 votes per share, convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	643,562	667,663
Accumulated deficit	(309,138)	(336,308)
Unearned restricted stock compensation	—	(569)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(8)	(3)

Total accumulated other comprehensive losses	(8)	(3)

Total shareholders’ equity	439,530	439,453

Total liabilities and shareholders’ equity	$2,326,845	$2,351,126

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unearned	Unrealized
		Additional		Restricted	Depreciation	Total
	Common	Paid-In	Accumulated	Stock	of	Shareholders’
	Stock(1)	Capital	Deficit	Compensation	Investments	Equity
Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$439,453

Comprehensive income (loss):
Net earnings			27,170			27,170

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $3					(5)	(5)

Total other comprehensive loss	—	—	—	—	(5)	(5)

Total comprehensive income (loss)	—	—	27,170	—	(5)	27,165

Adoption of SFAS No. 123R		(569)		569		—
Restricted stock activity	14	299				313
Issuance of common stock	150	649				799
Share-based compensation		895				895
Purchase and retirement of common stock	(3,720)	(17,326)				(21,046)
Dividends ($.075 per share)		(8,049)				(8,049)

Balance July 31, 2006	$105,114	$643,562	$(309,138)	$—	$(8)	$439,530

(1)	Amount includes 101,559 and 105,115 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2006 and October 31, 2005, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$27,170	$(141,319)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(555)	(2,368)
Cumulative effect of change in accounting principle	—	153,180
Loss on early extinguishment of debt	—	32,822
Premiums paid on early extinguishment of debt	—	(25,463)
Depreciation and amortization	16,453	15,732
Amortization of deferred financing costs	798	1,011
Provision for doubtful accounts	5,012	5,306
Share-based compensation	895	—
Tax benefit on stock options exercised	—	1,991
Provision for deferred income taxes	10,671	5,203
Other	1,490	782
Changes in assets and liabilities:
Increase in other receivables	(5,798)	(10,129)
Decrease in inventories and cemetery property	1,775	1,746
Increase (decrease) in accounts payable and accrued expenses	5,810	(3,833)
Net effect of preneed funeral production and maturities	464	(9,134)
Net effect of preneed cemetery production and deliveries	14,023	10,507
Decrease in other	(108)	(2,307)

Net cash provided by operating activities	78,100	33,727

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16
Proceeds from sale of assets, net	761	9,731
Insurance proceeds related to hurricane damaged properties	5,300	—
Additions to property and equipment	(19,180)	(17,896)
Other	23	113

Net cash used in investing activities	(13,096)	(8,036)

Cash flows from financing activities:
Proceeds from long-term debt	—	440,000
Repayments of long-term debt	(32,474)	(446,021)
Debt issue costs	—	(6,247)
Issuance of common stock	187	13,541
Purchase and retirement of common stock	(21,046)	(13,685)
Dividends	(8,049)	(5,466)
Other	62	8

Net cash used in financing activities	(61,320)	(17,870)

Net increase in cash	3,684	7,821
Cash and cash equivalents, beginning of period	40,605	21,514

Cash and cash equivalents, end of period	$44,289	$29,335

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(900)	$3,700
Interest	$17,500	$25,200

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$612	$—
Issuance of restricted stock	$82	$1,158
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
          (a) The Company
          Stewart Enterprises, Inc., (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2006, the Company owned and operated 230 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
          (b) Principles of Consolidation
          The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
          (c) Interim Disclosures
          The information as of July 31, 2006, and for the three and nine months ended July 31, 2006 and 2005, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
          The October 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2005 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2005 Form 10-K.
          The results of operations for the three and nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2006.
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
          (e) Share-Based Compensation
          The Company had three share-based compensation plans, which are described in more detail in Note 20 to the consolidated financial statements of the Company’s 2005 Form 10-K. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation — (Continued)
          Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three and nine months ended July 31, 2005. SFAS No. 123R also requires that excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
          Net earnings for the three and nine months ended July 31, 2006 includes $61 ($51 after tax) and $895 ($593 after tax), respectively, of share-based compensation costs which are included in corporate general and administrative expenses in the condensed consolidated statement of earnings. As of July 31, 2006, there was $2,314 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.32 years and $1,137 of total share-based compensation is expected for fiscal year 2006.
          On November 29, 2005, the Company granted new options to employees for the purchase of 269,250 shares of Class A common stock at an exercise price of $5.06 per share, which vest in equal 25 percent portions on October 31, 2006, 2007, 2008 and 2009. These options expire on November 29, 2012. On May 11, 2006, the Company granted new options to executive officers for the purchase of 167,560 shares of Class A common stock at an exercise price of $5.86 per share. Of this amount, 12,739 of the options vest in equal 25 percent portions beginning on October 31, 2006 and expire on November 29, 2012, and 154,821 of the options vest in equal 25 percent portions beginning on May 11, 2007 and expire on May 11, 2013. On June 21, 2006, the Company granted new options to employees for the purchase of 36,250 shares of Class A common stock at an exercise price of $5.35 per share, which vest in equal 25 percent portions on June 21, 2007, 2008, 2009 and 2010. These options expire on June 21, 2013. There were no stock option exercises during the nine months ended July 31, 2006. A summary of option activity under the plans for the nine months ended July 31, 2006 is as follows:

	Nine Months Ended July 31, 2006
	Number of Shares	Weighted Average	Aggregate
	Underlying Options	Exercise Prices	Intrinsic Value
Outstanding as of November 1, 2005	1,468,734	$6.62
Granted	473,060	$5.37
Exercised/Repurchased	—	$—
Forfeited	(456,166)	$6.94

Outstanding as of July 31, 2006	1,485,628	$6.12	$76

Exercisable as of July 31, 2006	517,188	$6.28	$—

Weighted-average fair value of options granted		$2.27
The following table further describes the Company’s stock options outstanding as of July 31, 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation — (Continued)

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number	Weighted
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Average Exercise
Exercise Prices	at 7/31/2006	Contractual Life	Exercise Prices	at 7/31/2006	Prices
$ 5.06	261,000	6.33 years	$5.06	—	$—
$ 5.35	36,250	6.89 years	$5.35	—	$—
$ 5.44	316,668	7.39 years	$5.44	233,338	$5.44
$ 5.86	12,739	6.33 years	$5.86	—	$—
$ 5.86	154,821	6.78 years	$5.86	—	$—
$ 6.90	560,400	5.39 years	$6.90	140,100	$6.90
$ 7.03	143,750	5.30 years	$7.03	143,750	$7.03

$ 5.06 to $ 7.03	1,485,628	6.16 years	$6.12	517,188	$6.28

		Weighted Average
	Nine Months Ended	Grant-Date
	July 31, 2006	Fair Value
Nonvested options as of November 1, 2005	1,235,396	$3.92
Granted	473,060	$2.27
Vested	(283,850)	$4.06
Forfeited	(456,166)	$4.00

Nonvested options as of July 31, 2006	968,440	$3.04

          The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended July 31, 2006: expected dividend yield of 0.4 percent; expected volatility of 53.2 percent; risk-free interest rate of 3.7 percent; and an expected term of 7.7 years. The following were the weighted average assumptions for 2005: expected dividend yield of zero percent; expected volatility of 43.3 percent; risk-free interest rate of 4.4 percent; and an expected term of 4.3 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
          The expense related to restricted stock granted in fiscal years 2006, 2005 and 2004 is reflected in earnings and amounted to $231 and $214 for the three months ended July 31, 2006 and 2005, respectively, and $417 and $566 for the nine months ended July 31, 2006 and 2005, respectively. On May 11, 2006, the Company granted 31,998 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on May 11, 2007, 2008, 2009 and 2010. On May 12, 2006, the Company granted 12,000 shares of Class A common stock to each of the Company’s independent directors for a total of 84,000 shares. The expense related to these shares is reflected in earnings and amounted to $459. The independent directors are each required to retain 9,000 of those shares until they cease to serve on the Company’s Board of Directors. Also, on May 12, 2006, the Company granted 27,759 shares of Class A common stock to executive officers as part of their fiscal year 2005 bonus. The expense related to these shares was reflected in earnings in fiscal year 2005 and amounted to $247.
          The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended July 31, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation — (Continued)

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Net earnings (loss)	$8,875	$(141,319)
Stock-based employee compensation expense included in reported net earnings, net of tax	133	351
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(416)	(1,351)

Pro forma net earnings (loss)	$8,592	$(142,319)

Net earnings (loss) per common share:
Basic – as reported	$.08	$(1.29)

Basic – pro forma	$.08	$(1.30)

Diluted – as reported	$.08	$(1.29)

Diluted – pro forma	$.08	$(1.30)

          (f) Business Interruption Insurance
          The Company has insurance policies that provide coverage for interruption to the business, including lost profits. In the third quarter of fiscal year 2006, the Company recorded $2,786 in business interruption insurance proceeds related to hurricane damaged properties based on information received from its insurance carrier. This amount is reflected in the funeral and cemetery revenue line items in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2006 and in current receivables, net of allowances in the condensed consolidated balance sheet as of July 31, 2006. See Note 17 for additional information.
          (g) Out of Period Adjustments
          The Company discovered several adjustments that relate to prior accounting periods while preparing its quarterly report for the three months ended July 31, 2006. These errors primarily related to (1) overstatement of deferred revenue of $3,537 at the adoption of SAB 101, the reduction of which resulted in revenue in the current period, (2) the understatement of accounts payable of $3,331 as of October 31, 2005 and $3,075 as of April 30, 2006 because the Company failed to accrue for individually immaterial expenses incurred at the individual funeral home and cemetery locations (the Company protocol was designed to record expenses for a twelve month period and failed to consider the impact of period end cutoff), (3) errors of $1,333 in the application of the Company’s accounting policies related to the capitalization and depreciation lives of certain fixed assets primarily related to periods prior to 2004, and (4) understatement of deferred revenue of $417 at October 31, 2005 and $472 at April 30, 2006 because of improper cutoff of cemetery merchandise revenue. The net impact of the adjustments is a decrease in net earnings for the quarter and nine months ended July 31, 2006 of $853 and $980, respectively. The Company does not believe these adjustments are quantitatively or qualitatively material to its financial position, results of operations and cash flows for the current quarter, the year ended October 31, 2006 or to any of its prior annual or quarterly financial statements. As a result, the Company has not restated any prior period amounts.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation — (Continued)
          The impact of these out of period adjustments on the current period are shown below.

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
	Out of Period Adjustments	Out of Period Adjustments
	Increase (Decrease)	Increase (Decrease)
Revenue:
Funeral:
Western division	$—	$—
Eastern division	—	—

Total funeral revenue	—	—

Cemetery:
Western division	693	769
Eastern division	2,372	2,351

Total cemetery revenue	3,065	3,120

Total revenues	$3,065	$3,120

Costs and expenses:
Funeral:
Western division	$1,273	$1,337
Eastern division	1,418	1,482

Total funeral costs and expenses	2,691	2,819

Cemetery:
Western division	555	619
Eastern division	956	1,020

Total cemetery costs and expenses	1,511	1,639

Total costs and expenses	$4,202	$4,458

Gross profit:
Funeral:
Western division	$(1,273)	$(1,337)
Eastern division	(1,418)	(1,482)

Total funeral gross profit	(2,691)	(2,819)

Cemetery:
Western division	138	150
Eastern division	1,416	1,331

Total cemetery gross profit	1,554	1,481

Total gross profit	$(1,137)	$(1,338)

Operating earnings	$(1,343)	$(1,544)
Earnings from continuing operations	$(853)	$(980)
Net earnings	$(853)	$(980)
          (h) Reclassifications
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
          (b) Other Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is also amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) Change in Accounting Principles and New Accounting Principles — (Continued)
for income tax positions that have some degree of uncertainty. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.
(3) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
          Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at July 31, 2006 and October 31, 2005 are as follows:

	July 31, 2006	October 31, 2005
Trust assets	$440,491	$446,344
Receivables from customers	52,090	57,124

Preneed funeral receivables and trust investments	$492,581	$503,468

          The cost and market values associated with preneed funeral merchandise and services trust assets at July 31, 2006 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $80,918 as of July 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $16,924 related to trust investments are temporary in nature.

	July 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$37,846	$—	$—	$37,846
U.S. Government, agencies and municipalities	13,259	38	(222)	13,075
Corporate bonds	23,140	492	(519)	23,113
Preferred stocks	78,804	319	(3,354)	75,769
Common stocks	228,768	19,261	(11,583)	236,446
Mutual funds	33,080	336	(1,246)	32,170
Insurance contracts and other long-term investments	19,734	138	—	19,872

Trust investments	$434,631	$20,584	$(16,924)	438,291

Market value as a percentage of cost					100.8%

Accrued investment income				2,200

Trust assets				$440,491

          The estimated maturities and market values of debt securities included above are as follows:

July 31, 2006
Due in one year or less	$1,707
Due in one to five years	14,457
Due in five to ten years	19,689
Thereafter	335

$36,188

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     During the three months ended July 31, 2006, purchases and sales of available for sale securities included in trust investments were $12,748 and $6,073, respectively. These sales resulted in realized gains and losses of $379 and $0, respectively. During the three months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $43,230 and $40,860, respectively, and these sales resulted in realized gains and losses of $3,716 and $669, respectively. During the nine months ended July 31, 2006, purchases and sales of available for sale securities included in trust investments were $64,706 and $60,514, respectively, and these sales resulted in gains and losses of $7,003 and $1,718, respectively. During the nine months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $174,901 and $104,373, respectively, which resulted in realized gains and losses of $8,747 and $5,295, respectively.
     The Company deposited $7,513 and $6,897 into and withdrew $14,296 and $12,167 from preneed funeral trusts during the three months ended July 31, 2006 and 2005, respectively. The Company deposited $21,500 and $18,016 into and withdrew $40,792 and $31,600 from preneed funeral trusts during the nine months ended July 31, 2006 and 2005, respectively.
     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2005 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $81,829 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $12,586 related to trust investments were temporary in nature.

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

(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of July 31, 2006 and October 31, 2005 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

	July 31, 2006	October 31, 2005
Trust assets	$188,842	$191,506
Receivables from customers	56,590	65,931

Preneed cemetery receivables and trust investments	$245,432	$257,437

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2006 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $43,814 as of July 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $7,797 related to trust investments are temporary in nature.

	July 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$13,207	$—	$—	$13,207
U.S. Government, agencies and municipalities	13,179	22	(207)	12,994
Corporate bonds	8,820	209	(53)	8,976
Preferred stocks	32,926	110	(1,279)	31,757
Common stocks	93,508	7,946	(5,779)	95,675
Mutual funds	24,065	709	(475)	24,299
Insurance contracts and other long-term investments	573	1	(4)	570

Trust investments	$186,278	$8,997	$(7,797)	187,478

Market value as a percentage of cost					100.6%

Accrued investment income				1,364

Trust assets				$188,842

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2006
Due in one year or less	$3,365
Due in one to five years	9,952
Due in five to ten years	8,052
Thereafter	601

$21,970

     During the three months ended July 31, 2006, purchases and sales of available for sale securities included in trust investments were $1,884 and $861, respectively, which resulted in realized gains and losses of $16 and $286, respectively. During the three months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $24,959 and $18,314, respectively, and these sales resulted in realized gains and losses of $1,613 and $0, respectively. During the nine months ended July 31, 2006, purchases and sales of available for sale securities included in trust investments were $43,715 and $52,405, respectively, which resulted in realized gains and losses of $5,092 and $1,593, respectively. During the nine months ended July 31, 2005, purchases and sales of available for sale securities included in trust investments were $83,690 and $59,259, respectively, and these transactions resulted in realized gains and losses of $4,790 and $2,997, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The Company deposited $5,359 and $4,799 into and withdrew $5,109 and $15,616 from preneed cemetery merchandise and service trusts during the three months ended July 31, 2006 and 2005, respectively. The Company deposited $14,429 and $13,953 into and withdrew $24,784 and $25,343 from preneed cemetery merchandise and service trusts during the nine months ended July 31, 2006 and 2005, respectively.
     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2005 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $43,209 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $6,615 related to trust investments were temporary in nature.

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

(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,463 and $3,122 for the three months ended July 31, 2006 and 2005, respectively, and $7,414 and $5,822 for the nine months ended July 31, 2006 and 2005, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts at July 31, 2006 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $32,518 as of July 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $9,503 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	July 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$11,451	$1	$(6)	$11,446
U.S. Government, agencies and municipalities	7,881	22	(210)	7,693
Corporate bonds	19,949	1,209	(128)	21,030
Preferred stocks	77,683	719	(2,988)	75,414
Common stocks	84,678	9,939	(5,876)	88,741
Mutual funds	10,675	158	(272)	10,561
Insurance contracts and other long-term investments	1,002	58	(23)	1,037

Trust investments	$213,319	$12,106	$(9,503)	215,922

Market value as a percentage of cost					101.2%

Accrued investment income				1,305

Trust assets				$217,227

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2006
Due in one year or less	$1,025
Due in one to five years	19,549
Due in five to ten years	6,701
Thereafter	1,448

$28,723

     During the three months ended July 31, 2006, purchases and sales of available for sale securities were $8,427 and $7,761, respectively, which resulted in realized gains and losses of $750 and $430, respectively. During the three months ended July 31, 2005, purchases and sales of available for sale securities were $40,425 and $36,887, respectively, and these sales resulted in realized gains and losses of $2,046 and $0, respectively. During the nine months ended July 31, 2006, purchases and sales of available for sale securities were $45,414 and $33,212, respectively, which resulted in realized gains and losses of $3,394 and $3,456, respectively. During the nine months ended July 31, 2005, purchases and sales of available for sale securities were $91,550 and $77,943, respectively, which resulted in realized gains and losses of $3,945 and $2,017, respectively.
     The Company deposited $1,932 and $1,962 into and withdrew $2,648 and $2,241 from perpetual care trusts during the three months ended July 31, 2006 and 2005, respectively. The Company deposited $5,972 and $6,168 into and withdrew $7,604 and $5,962 from perpetual care trusts during the nine months ended July 31, 2006 and 2005, respectively.
     During the three months ended July 31, 2006 and 2005, cemetery revenues were $60,699 and $58,650, respectively, of which $2,430 and $2,346, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2006 and 2005, cemetery revenues were $174,175 and $168,946, respectively, of which $6,799 and $6,604, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2005 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
temporary decline in the trust assets of $30,299 as of October 31, 2005 from their original cost basis. The Company believes the unrealized losses reflected below of $10,363 related to trust investments were temporary in nature.

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

(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at July 31, 2006 are as follows:

	Non-controlling Interest			Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$440,491	$188,842	$629,333	$217,227
Less:
Pending withdrawals	(10,578)	(3,977)	(14,555)	(1,827)
Pending deposits	1,954	1,182	3,136	545

Non-controlling interest	$431,867	$186,047	$617,914	$215,945

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2005 are as follows:

	Non-controlling Interest			Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$446,344	$191,506	$637,850	$213,088
Less:
Pending withdrawals	(7,868)	(6,104)	(13,972)	(1,866)
Pending deposits	1,648	1,315	2,963	542

Non-controlling interest	$440,124	$186,717	$626,841	$211,764

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)
Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2006 and 2005 are detailed below.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Non-controlling interest:
Realized gains	$1,145	$7,375	$15,489	$17,482
Realized losses	(716)	(669)	(6,767)	(10,309)
Interest income, dividend and other ordinary income	6,205	6,658	20,901	19,538
Trust expenses and income taxes	(1,978)	(2,880)	(8,527)	(9,192)

Net trust investment income	4,656	10,484	21,096	17,519
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(2,571)	(6,988)	(15,970)	(11,656)
Interest expense related to non-controlling interest in perpetual care trust investments	(2,085)	(3,496)	(5,126)	(5,863)

Total non-controlling interest	—	—	—	—
Investment and other income, net (1)	508	184	1,628	404

Total investment and other income, net	$508	$184	$1,628	$404

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust
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
     As a result of demurrers, the plaintiff in the lead case has amended her complaint twice. On January 31, 2006, however, the court overruled SCI’s demurrer to the third amended complaint and established a schedule leading to hearing on a motion for summary judgment to test the viability of the named plaintiff’s claim against SCI. On August 14, 2006, the court heard oral argument on cross-motions for summary judgment. The cross-motions are pending.

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
     In re: Funeral Consumer Antitrust Litigation -- On May 2, 2005, a purported class action lawsuit entitled Funeral Consumers Alliance, Inc., et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co. (“FCA Case”) was filed in the Federal District Court for the Northern District of California, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants.
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
     On October 12, 2005, the consumer plaintiffs filed a first amended consolidated class action complaint. Defendants then filed motions to dismiss the first amended complaint. On October 21, 2005, Pioneer Valley filed a

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
first amended complaint. Defendants then filed motions to dismiss. Discovery is underway in both cases. On September 14, 2006, the magistrate recommended that all motions to dismiss be denied. The parties have ten days to file written objections with the district court judge. A hearing on whether the matters may proceed as class actions is scheduled for December 5, 2006. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     A similar action captioned Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co., was filed in the United States District Court for the Eastern District of Tennessee on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact were essentially the same as those made in the FCA Case, but the plaintiff in this suit alleged that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The plaintiff in this purported class action withdrew his complaint on August 2, 2005, and re-filed a nearly identical complaint under Tennessee law and on behalf of only Tennessee consumers in the Northern District of California on September 23, 2005, the same day that the Consolidated Consumer Cases were transferred to the Southern District of Texas. This matter was transferred to the Southern District of Texas and consolidated with the Consolidated Consumer Cases for purposes of discovery. The plaintiff filed a First Amended Complaint adding an additional plaintiff, expanding the purported class to include “all individuals and entities in the United States who purchased Batesville caskets” and dropping claims made under the Tennessee consumer protection law. However, the Fancher plaintiffs filed a voluntary notice of dismissal seeking to dismiss their claims without prejudice. On June 13, 2006, the Court entered an order granting the voluntary dismissal without prejudice.
     State Attorney General Civil Investigative Demands — On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. Subsequently, the Attorneys General for the States of Florida and Connecticut issued a similar civil investigative demand to the Company, and the Maryland Attorney General expanded its demand to cover all documents produced in the FCA cases described above. In addition, the Company has entered into arrangements allowing the Maryland and Florida Attorneys General to share in information provided by the Company with the attorneys general of certain other states. The Company is cooperating with the attorneys general and has begun providing them with information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     In addition to the matters above, the Company and certain of its subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
     The Company is required to maintain a bond of $41,061 to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. The Company substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. The Company believes that cash flow from operations will be sufficient to cover its estimated cost of providing the prearranged services and products in the future. During the first quarter of 2006, the Company posted an $11,000 letter of credit in order to secure the bond. In May 2006, the $11,000 letter of credit posted in order to secure the Florida bond was no longer required and was cancelled. In addition, the Company has $12,995 of outstanding letters of credit posted during the normal course of business.
     As of July 31, 2006, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of July 31, 2006, the Company’s availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $70,944.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
     The Company had an insurance receivable of approximately $1,163 related to a theft claim at a facility in the Company’s Eastern division. The Company’s insurance carrier offered a settlement on this claim of $655 during the quarter, therefore, the remaining receivable of $508 was reserved in the third quarter of 2006. This reserve is reflected in other operating income (expense), net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2006. The Company intends to pursue its full claim.
     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.
     See Note 19 for a discussion of the Company’s tax-related contingencies.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2006
Earnings from continuing operations	$7,336

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$7,336	106,177	$.07

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	78

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$7,336	106,255	$.07

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2005
Earnings from continuing operations	$8,114

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,114	109,147	$.07

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	119

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,114	109,266	$.07

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2006
Earnings from continuing operations	$26,806

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$26,806	107,540	$.25

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	30

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$26,806	107,570	$.25

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2005
Earnings from continuing operations before cumulative effect of change in accounting principle	$10,754

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$10,754	109,243	$.10

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock	—	187

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$10,754	109,430	$.10

     Options to purchase 1,134,747 and 1,135,180 shares of common stock at prices ranging from $5.86 to $7.03 per share were outstanding during the three and nine months ended July 31, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011, December 20, 2011, November 29, 2012 and May 11, 2013. Options to purchase 1,182,100 and 1,095,234 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the three and nine months ended July 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2006, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data
     Effective for the fourth quarter of fiscal year 2005, the Company reorganized its operating divisions from four to two and revised its operating and reportable segments accordingly. The Company’s new presentation reflects five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.
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
     The Company also measures its preneed sales growth year-over-year. Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed monthly by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth. That is because preneed selling not only adds to the Company’s backlog but also strengthens at-need performance in the near-term. As such, the CODM reviews the preneed sales data in addition to revenue and gross profit.
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
     The operating results of the Company’s businesses sold that meet the discontinued operations criteria in SFAS No. 144, “Accounting For Impairment or Disposal of Long-Lived Assets,” are reported in the discontinued operations section of the consolidated statements of earnings (see Note 12). The table below presents information about reported segments for the Company’s continuing operations.

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Western Division	$36,748	$34,823	$22,854	$20,951	$59,602	$55,774
Eastern Division	27,630	26,690	35,819	34,944	63,449	61,634
Corporate Trust Management (2)	4,444	4,508	2,026	2,755	6,470	7,263

Total	$68,822	$66,021	$60,699	$58,650	$129,521	$124,671

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Western Division	$110,981	$108,903	$64,023	$61,113	$175,004	$170,016
Eastern Division	87,885	86,734	102,877	99,377	190,762	186,111
Corporate Trust Management (2)	13,697	14,364	7,275	8,456	20,972	22,820

Total	$212,563	$210,001	$174,175	$168,946	$386,738	$378,947

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Western Division	$6,793	$5,424	$4,711	$3,006	$11,504	$8,430
Eastern Division	2,054	2,824	5,608	5,788	7,662	8,612
Corporate Trust Management (2)	4,307	4,366	1,904	2,628	6,211	6,994

Total	$13,154	$12,614	$12,223	$11,422	$25,377	$24,036

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Western Division	$22,576	$22,046	$13,021	$10,935	$35,597	$32,981
Eastern Division	13,526	14,547	17,058	14,968	30,584	29,515
Corporate Trust Management (2)	13,287	13,920	6,907	8,059	20,194	21,979

Total	$49,389	$50,513	$36,986	$33,962	$86,375	$84,475

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Western Division	$14,707	$14,690	$4,857	$4,575	$19,564	$19,265
Eastern Division	12,092	11,305	10,705	11,119	22,797	22,424

Total	$26,799	$25,995	$15,562	$15,694	$42,361	$41,689

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Western Division	$41,295	$39,036	$13,340	$12,645	$54,635	$51,681
Eastern Division	33,449	32,335	31,409	32,622	64,858	64,957

Total	$74,744	$71,371	$44,749	$45,267	$119,493	$116,638

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,463 and $3,122 for the three months ended July 31, 2006 and 2005, respectively, and $7,414 and $5,822 for the nine months ended July 31, 2006 and 2005, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2006 and 2005 were $1,342 and $1,351, respectively, and funeral trust earnings for the three months ended July 31, 2006 and 2005 were $3,102 and $3,157, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2006 and 2005 were $1,202 and $1,257, respectively, and cemetery trust earnings for the three months ended July 31, 2006 and 2005 were $824 and $1,498, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2006 and 2005 were $4,109 and $4,028, respectively, and funeral trust earnings for the nine months ended July 31, 2006 and 2005 were $9,588 and $10,336, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2006 and 2005 were $3,628 and $3,721, respectively, and cemetery trust earnings for the nine months ended July 31, 2006 and 2005 were $3,647 and $4,735, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and nine months ended July 31, 2006 and 2005 is as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Gross profit for reportable segments	$25,377	$24,036	$86,375	$84,475
Corporate general and administrative expenses	(8,517)	(5,545)	(22,992)	(14,343)
Hurricane related charges, net	1,072	—	(1,008)	—
Separation charges	(680)	(147)	(956)	(147)
Gains on dispositions and impairment (losses), net	(7)	56	152	1,233
Other operating income (expense), net	(117)	571	897	1,069
Interest expense	(7,092)	(6,456)	(22,301)	(23,503)
Loss on early extinguishment of debt	—	(114)	—	(32,822)
Investment and other income, net	508	184	1,628	404

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$10,544	$12,585	$41,795	$16,366

(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Service revenue
Funeral	$41,110	$37,860	$123,730	$119,502
Cemetery	15,194	16,052	46,728	44,803

	56,304	53,912	170,458	164,305
Merchandise revenue
Funeral	25,722	26,146	82,761	84,490
Cemetery	41,490	38,503	115,361	112,414

	67,212	64,649	198,122	196,904
Other revenue
Funeral	1,990	2,015	6,072	6,009
Cemetery	4,015	4,095	12,086	11,729

	6,005	6,110	18,158	17,738

Total revenue	$129,521	$124,671	$386,738	$378,947

Service costs
Funeral	$14,880	$13,125	$42,087	$38,249
Cemetery	11,455	10,772	31,588	30,167

	26,335	23,897	73,675	68,416
Merchandise costs
Funeral	15,828	16,731	49,853	50,517
Cemetery	23,136	22,906	66,579	65,177

	38,964	39,637	116,432	115,694
General and administrative expenses
Funeral	24,960	23,551	71,234	70,722
Cemetery	13,885	13,550	39,022	39,640

	38,845	37,101	110,256	110,362

Total costs	$104,144	$100,635	$300,363	$294,472

(10) Supplementary Information—(Continued)
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
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2006 and October 31, 2005 and for the three and nine months ended July 31, 2006 and 2005, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investor’s Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are wholly-owned directly or indirectly by the Company, except that the Company owned 99.5 percent and 98.4 percent of two immaterial guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$64,220	$4,602	$—	$68,822
Cemetery	—	55,317	5,382	—	60,699

	—	119,537	9,984	—	129,521

Costs and expenses:
Funeral	—	52,452	3,216	—	55,668
Cemetery	—	44,208	4,268	—	48,476

	—	96,660	7,484	—	104,144

Gross profit	—	22,877	2,500	—	25,377
Corporate general and administrative expenses	(8,517)	—	—	—	(8,517)
Hurricane related charges, net	(43)	1,115	—	—	1,072
Separation charges	(607)	(73)	—	—	(680)
Gains on dispositions and impairment (losses), net	—	(7)	—	—	(7)
Other operating income (expense), net	3	(214)	94	—	(117)

Operating earnings (loss)	(9,164)	23,698	2,594	—	17,128
Interest expense	(859)	(5,721)	(512)	—	(7,092)
Investment and other income, net	508	—	—	—	508
Equity in subsidiaries	14,093	138	—	(14,231)	—

Earnings from continuing operations before income taxes	4,578	18,115	2,082	(14,231)	10,544
Income tax expense (benefit)	(2,756)	5,902	62	—	3,208

Earnings from continuing operations	7,334	12,213	2,020	(14,231)	7,336
Discontinued operations:
Loss from discontinued operations	—	—	(2)	—	(2)

Net earnings	7,334	12,213	2,018	(14,231)	7,334
Other comprehensive loss, net	(3)	—	(3)	3	(3)

Comprehensive income	$7,331	$12,213	$2,015	$(14,228)	$7,331

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$61,214	$4,807	$—	$66,021
Cemetery	—	52,996	5,654	—	58,650

	—	114,210	10,461	—	124,671

Costs and expenses:
Funeral	—	50,119	3,288	—	53,407
Cemetery	—	43,258	3,970	—	47,228

	—	93,377	7,258	—	100,635

Gross profit	—	20,833	3,203	—	24,036
Corporate general and administrative expenses	(5,545)	—	—	—	(5,545)
Separation charges	(147)	—	—	—	(147)
Gains on dispositions and impairment (losses), net	—	(26)	82	—	56
Other operating income, net	79	166	326	—	571

Operating earnings (loss)	(5,613)	20,973	3,611	—	18,971
Interest income (expense)	14,483	(18,562)	(2,377)	—	(6,456)
Loss on early extinguishment of debt	(114)	—	—	—	(114)
Investment and other income, net	184	—	—	—	184
Equity in subsidiaries	2,762	—	—	(2,762)	—

Earnings from continuing operations before income taxes	11,702	2,411	1,234	(2,762)	12,585
Income taxes	2,827	792	852	—	4,471

Earnings from continuing operations	8,875	1,619	382	(2,762)	8,114

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(281)	889	—	608
Income tax benefit	—	(153)	—	—	(153)

Earnings (loss) from discontinued operations	—	(128)	889	—	761

Net earnings	8,875	1,491	1,271	(2,762)	8,875
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$8,873	$1,491	$1,269	$(2,760)	$8,873

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$198,145	$14,418	$—	$212,563
Cemetery	—	159,241	14,934	—	174,175

	—	357,386	29,352	—	386,738

Costs and expenses:
Funeral	—	153,894	9,280	—	163,174
Cemetery	—	125,975	11,214	—	137,189

	—	279,869	20,494	—	300,363

Gross profit	—	77,517	8,858	—	86,375
Corporate general and administrative expenses	(22,992)	—	—	—	(22,992)
Hurricane related charges, net	(178)	(830)	—	—	(1,008)
Separation charges	(809)	(147)	—	—	(956)
Gains on dispositions and impairment (losses), net	—	56	96	—	152
Other operating income, net	40	651	206	—	897

Operating earnings (loss)	(23,939)	77,247	9,160	—	62,468
Interest income (expense)	12,296	(33,207)	(1,390)	—	(22,301)
Investment and other income, net	1,628	—	—	—	1,628
Equity in subsidiaries	33,043	432	—	(33,475)	—

Earnings from continuing operations before income taxes	23,028	44,472	7,770	(33,475)	41,795
Income tax expense (benefit)	(4,142)	16,780	2,351	—	14,989

Earnings from continuing operations	27,170	27,692	5,419	(33,475)	26,806
Discontinued operations:
Earnings from discontinued operations before income taxes	—	9	334	—	343
Income tax benefit	—	(21)	—	—	(21)

Earnings from discontinued operations	—	30	334	—	364

Net earnings	27,170	27,722	5,753	(33,475)	27,170
Other comprehensive loss, net	(5)	—	(5)	5	(5)

Comprehensive income	$27,165	$27,722	$5,748	$(33,470)	$27,165

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$194,860	$15,141	$—	$210,001
Cemetery	—	151,783	17,163	—	168,946

	—	346,643	32,304	—	378,947

Costs and expenses:
Funeral	—	149,893	9,595	—	159,488
Cemetery	—	123,187	11,797	—	134,984

	—	273,080	21,392	—	294,472

Gross profit	—	73,563	10,912	—	84,475
Corporate general and administrative expenses	(14,343)	—	—	—	(14,343)
Separation charges	(147)	—	—	—	(147)
Gains on dispositions and impairment (losses), net	—	961	272	—	1,233
Other operating income, net	240	416	413	—	1,069

Operating earnings (loss)	(14,250)	74,940	11,597	—	72,287
Interest income (expense)	40,043	(57,375)	(6,171)	—	(23,503)
Loss on early extinguishment of debt	(32,822)	—	—	—	(32,822)
Investment and other income, net	404	—	—	—	404
Equity loss in subsidiaries	(137,703)	—	—	137,703	—

Earnings (loss) from continuing operations before income taxes	(144,328)	17,565	5,426	137,703	16,366
Income tax expense (benefit)	(3,009)	6,129	2,492	—	5,612

Earnings (loss) from continuing operations	(141,319)	11,436	2,934	137,703	10,754

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(246)	1,321	—	1,075
Income tax benefit	—	(32)	—	—	(32)

Earnings (loss) from discontinued operations	—	(214)	1,321	—	1,107

Earnings (loss) before cumulative effect of change in accounting principle	(141,319)	11,222	4,255	137,703	11,861

Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(141,319)	(134,054)	(3,649)	137,703	(141,319)
Other comprehensive income (loss), net	331	—	(2)	2	331

Comprehensive loss	$(140,988)	$(134,054)	$(3,651)	$137,705	$(140,988)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,004	$3,541	$1,744	$—	$44,289
Marketable securities	—	—	1,330	—	1,330
Receivables, net of allowances	5,233	59,161	3,665	—	68,059
Inventories	311	29,277	2,792	—	32,380
Prepaid expenses	483	4,163	26	—	4,672
Deferred income taxes, net	2,901	2,246	12	—	5,159

Total current assets	47,932	98,388	9,569	—	155,889
Receivables due beyond one year, net of allowances	7,247	52,027	20,728	—	80,002
Preneed funeral receivables and trust investments	—	482,149	10,432	—	492,581
Preneed cemetery receivables and trust investments	—	230,703	14,729	—	245,432
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	343,371	23,224	—	366,595
Property and equipment, at cost	36,034	431,958	35,655	—	503,647
Less accumulated depreciation	20,383	176,619	11,916	—	208,918

Net property and equipment	15,651	255,339	23,739	—	294,729
Deferred income taxes, net	7,039	163,453	12,369	—	182,861
Cemetery perpetual care trust investments	—	217,227	—	—	217,227
Other assets	5,731	12,221	848	—	18,800
Equity in subsidiaries	12,258	5,785	—	(18,043)	—

Total assets	$95,858	$2,113,605	$135,425	$(18,043)	$2,326,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,898	$—	$—	$—	$2,898
Accounts payable	238	14,216	680	—	15,134
Accrued expenses and other current liabilities	18,535	45,208	3,284	—	67,027

Total current liabilities	21,671	59,424	3,964	—	85,059
Long-term debt, less current maturities	344,655	—	30,000	—	374,655
Intercompany payables, net	(942,402)	934,485	7,917	—	—
Deferred preneed funeral revenue	—	235,049	46,909	—	281,958
Deferred preneed cemetery revenue	—	270,607	28,592	—	299,199
Non-controlling interest in funeral and cemetery trusts	—	617,914	—	—	617,914
Other long-term liabilities	10,136	2,449	—	—	12,585
Negative equity in subsidiaries	222,268	—	—	(222,268)	—

Total liabilities	(343,672)	2,119,928	117,382	(222,268)	1,671,370

Non-controlling interest in perpetual care trusts	—	215,945	—	—	215,945

Common stock	105,114	426	52	(478)	105,114
Other	334,424	(222,694)	17,999	204,695	334,424
Accumulated other comprehensive loss	(8)	—	(8)	8	(8)

Total shareholders’ equity	439,530	(222,268)	18,043	204,225	439,530

Total liabilities and shareholders’ equity	$95,858	$2,113,605	$135,425	$(18,043)	$2,326,845

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,675	$874	$1,056	$—	$40,605
Marketable securities	—	—	1,302	—	1,302
Receivables, net of allowances	17,337	56,381	6,107	—	79,825
Inventories	401	26,194	6,866	—	33,461
Prepaid expenses	451	2,278	37	—	2,766
Deferred income taxes, net	2,918	8,196	2	—	11,116
Assets held for sale	—	—	603	—	603

Total current assets	59,782	93,923	15,973	—	169,678
Receivables due beyond one year, net of allowances	—	49,384	19,551	—	68,935
Preneed funeral receivables and trust investments	—	492,247	11,221	—	503,468
Preneed cemetery receivables and trust investments	—	239,027	18,410	—	257,437
Goodwill	—	252,942	19,787	—	272,729
Cemetery property, at cost	—	346,611	20,165	—	366,776
Property and equipment, at cost	35,078	415,970	35,817	—	486,865
Less accumulated depreciation	19,744	164,959	11,038	—	195,741

Net property and equipment	15,334	251,011	24,779	—	291,124
Deferred income taxes, net	13,176	160,782	13,615	—	187,573
Cemetery perpetual care trust investments	—	213,088	—	—	213,088
Other assets	6,447	13,061	810	—	20,318
Equity in subsidiaries	6,942	5,353	—	(12,295)	—

Total assets	$101,681	$2,117,429	$144,311	$(12,295)	$2,351,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,168	$—	$—	$—	$3,168
Accounts payable	513	9,578	667	—	10,758
Accrued expenses and other current liabilities	15,322	45,356	3,188	—	63,866
Liabilities associated with assets held for sale	—	—	374	—	374

Total current liabilities	19,003	54,934	4,229	—	78,166
Long-term debt, less current maturities	376,859	—	30,000	—	406,859
Intercompany payables, net	(992,609)	968,998	23,611	—	—
Deferred preneed funeral revenue	—	237,200	46,890	—	284,090
Deferred preneed cemetery revenue	—	265,225	27,286	—	292,511
Non-controlling interest in funeral and cemetery trusts	—	626,841	—	—	626,841
Other long-term liabilities	8,985	2,457	—	—	11,442
Negative equity in subsidiaries	249,990	—	—	(249,990)	—

Total liabilities	(337,772)	2,155,655	132,016	(249,990)	1,699,909

Non-controlling interest in perpetual care trusts	—	211,764	—	—	211,764

Common stock	108,670	426	52	(478)	108,670
Other	330,786	(250,416)	12,246	238,170	330,786
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	439,453	(249,990)	12,295	237,695	439,453

Total liabilities and shareholders’ equity	$101,681	$2,117,429	$144,311	$(12,295)	$2,351,126

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,581	$47,606	$12,913	$—	$78,100

Cash flows from investing activities:
Proceeds from sale of assets, net	—	28	733	—	761
Insurance proceeds related to hurricane damaged properties	—	5,300	—	—	5,300
Additions to property and equipment	(2,797)	(15,812)	(571)	—	(19,180)
Other	—	58	(35)	—	23

Net cash provided by (used in) investing activities	(2,797)	(10,426)	127	—	(13,096)

Cash flows from financing activities:
Repayments of long-term debt	(32,474)	—	—	—	(32,474)
Intercompany receivables (payables)	46,865	(34,513)	(12,352)	—	—
Issuance of common stock	187	—	—	—	187
Purchase and retirement of common stock	(21,046)	—	—	—	(21,046)
Dividends	(8,049)	—	—	—	(8,049)
Other	62	—	—	—	62

Net cash used in financing activities	(14,455)	(34,513)	(12,352)	—	(61,320)

Net increase in cash	329	2,667	688	—	3,684
Cash and cash equivalents, beginning of period	38,675	874	1,056	—	40,605

Cash and cash equivalents, end of period	$39,004	$3,541	$1,744	$—	$44,289

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,039)	$24,857	$12,909	$—	$33,727

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(328)	7,594	2,465	—	9,731
Additions to property and equipment	(2,751)	(11,647)	(3,498)	—	(17,896)
Other	—	98	15	—	113

Net cash used in investing activities	(3,079)	(3,939)	(1,018)	—	(8,036)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(446,021)	—	—	—	(446,021)
Intercompany receivables (payables)	34,372	(22,396)	(11,976)	—	—
Debt issue costs	(6,247)	—	—	—	(6,247)
Issuance of common stock	13,541	—	—	—	13,541
Purchase and retirement of common stock	(13,685)	—	—	—	(13,685)
Dividends	(5,466)	—	—	—	(5,466)
Other	8	—	—	—	8

Net cash provided by (used in) financing activities	16,502	(22,396)	(11,976)	—	(17,870)

Net increase (decrease) in cash	9,384	(1,478)	(85)	—	7,821
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$22,937	$6,147	$251	$—	$29,335

(12) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. One of the criteria for classification as discontinued operations or assets held for sale is that the transfer of the asset is normally expected to qualify for accounting recognition as a sale within one year’s time, with certain exceptions. Certain of the businesses classified as discontinued operations during the first quarter of fiscal year 2004 that were not sold within the one-year requirement were reclassified as continuing operations in the first quarter of fiscal year 2005. The operating results of those businesses that met the criteria in SFAS No. 144 that were sold during fiscal years 2006 or 2005 are currently reported in the discontinued operations section of the 2006 and 2005 consolidated statements of earnings. There was one business sold in the first nine months of 2006.
     The Company recorded net gains on dispositions and impairment (losses) of $(7) and $56 for the three months ended July 31, 2006 and 2005, respectively, and $152 and $1,233 for the nine months ended July 31, 2006 and 2005, respectively, in continuing operations for long-lived assets sold, primarily real estate, that did not qualify as discontinued operations. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of $0 and $629 for the three months ended July 31, 2006 and 2005, respectively, and $403 and $1,135 for the nine months ended July 31, 2006 and 2005, respectively, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)
     Assets held for sale and liabilities associated with assets held for sale as of October 31, 2005 amounted to $603 and $374, respectively, and relate to the business sold in the first nine months of 2006. The operating results of the discontinued operations for the three and nine months ended July 31, 2006 and 2005 are set forth below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Revenue:
Funeral	$—	$221	$56	$928
Cemetery	—	82	—	493

	$—	$303	$56	$1,421

Gross profit:
Funeral	$(2)	$(41)	$(60)	$(225)
Cemetery	—	20	—	165

	(2)	(21)	(60)	(60)
Gains on dispositions and impairment (losses), net	—	629	403	1,135

Earnings (loss) from discontinued operations before income taxes	$(2)	$608	$343	$1,075

(13) Separation Charges
     In June 2006, the Company announced the retirement of Kenneth C. Budde, President and Chief Executive Officer, and recorded a charge of $550 in the third quarter of fiscal year 2006. See Note 16 for additional information. On July 14, 2005, the Company named a new Chief Operating Officer and announced that it was reorganizing its divisions. The reorganization consolidated operations from four divisions to two: Eastern and Western. These changes were a result of the Company’s strategic planning process and became effective for the fourth quarter of fiscal year 2005. The total charge for severance and other costs associated with the reorganization including relocation costs of certain personnel, exit of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements of the related leases is expected to be approximately $2,100. During fiscal year 2005, the Company recorded $1,507 ($942 after tax, or $.01 per share) in related costs. For the three and nine months ended July 31, 2006, the Company recorded charges of $680 and $956, respectively, for costs related to the reorganization and to the retirement of Kenneth C. Budde. For the three and nine months ended July 31, 2005, the Company had recorded charges of $147 for the reorganization. As of July 31, 2006, the Company has paid $1,207 of the reorganization costs. There are no material remaining costs relating to the reorganization.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Consolidated Comprehensive Income (Loss)
     Consolidated comprehensive income (loss) for the three and nine months ended July 31, 2006 and 2005 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net earnings (loss)	$7,334	$8,875	$27,170	$(141,319)
Other comprehensive income (loss):
Unrealized depreciation of investments, net of deferred tax benefit (expense) of $2 and ($1), respectively, and $3 and ($1), respectively	(3)	(2)	(5)	(2)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)	—	—	—	333
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	(14,868)	32,843	7,463	33,797
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	14,868	(32,843)	(7,463)	(33,797)

Total other comprehensive income (loss)	(3)	(2)	(5)	331

Total comprehensive income (loss)	$7,331	$8,873	$27,165	$(140,988)

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
     As of July 31, 2006, the Company has guaranteed long-term debt of its subsidiaries of approximately $518 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.
(16) Related Party Transactions
     In June 2006, the Company announced the retirement of Kenneth C. Budde, President and Chief Executive Officer, effective June 30, 2006. As part of Mr. Budde’s separation agreement, the Company is paying Mr. Budde an amount equal to one year of salary, or $550, in equal installments over a two-year period beginning in January 2007. The Company recorded the $550 charge in the third quarter of fiscal year 2006 but will make payments in accordance with the agreement.
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
     In July 2003, the Company entered into a retirement benefits agreement with Frank B. Stewart, Jr., who retired from his position as Chairman of the Board and became Chairman Emeritus of the Company. As part of Mr. Stewart’s retirement benefits agreement, the Company agreed to pay Mr. Stewart $1,650, payable in three installments of $550 each. The Company recorded the $1,650 charge in the third quarter of fiscal year 2003 and paid all of the $1,650 commitment as of June 20, 2005.
     In June 2003, the Company announced that Brian J. Marlowe, Chief Operating Officer, had stepped down. According to the terms of his employment agreement, he was entitled to receive an amount equal to two years of salary, or $800, over the next two years. The Company recorded the $800 charge in the third quarter of fiscal year 2003 and paid all of the $800 commitment as of June 17, 2005.
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at July 31, 2006, including accrued interest, was approximately $1,096.

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
     Of the Company’s 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which prior to the hurricane represented approximately four percent of the Company’s annual revenues and approximately five percent of its annual gross profit, are located in the New Orleans metropolitan area and suffered substantial damage. The Company’s mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represented approximately six percent of the Company’s annual revenue and gross profit prior to the hurricanes. The book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24,700 prior to the storms (of which approximately $12,901 was written off). Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power-outages. The Company has completed the renovation of one of its Louisiana funeral homes, and repairs at the other two damaged Louisiana funeral homes are underway and are expected to be completed during fiscal years 2007 and 2008. All five Louisiana cemeteries are in operation.
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. Each quarter, the Company estimates the insurance proceeds it expects to receive, which is then compared to the expenses incurred related to Hurricane Katrina to determine the hurricane-related charges. As of July 31, 2006, the Company had incurred approximately $28,792 (of which $20,897 was incurred as of October 31, 2005) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of July 31, 2006, the Company has recorded insurance proceeds of $18,418, $11,531 of which had been recorded as of October 31, 2005 and $6,887 of which was recorded in the first nine months of 2006. For the quarter ended July 31, 2006, insurance proceeds recorded of $3,687 were greater than expenses incurred of $2,615, therefore, a recovery of $1,072 was recorded. For the nine months ended July 31, 2006, expenses incurred were $7,895 and insurance proceeds recorded were $6,887, resulting in a net charge of $1,008 ($605 after tax, or $.01 per share). These items are reflected in the “Hurricane related charges, net” line item in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2006. As no insurance proceeds were received during the third quarter of fiscal year 2006, insurance proceeds of $3,687 recorded in the third quarter of fiscal year 2006 are included in current receivables in the condensed consolidated balance sheet as of July 31, 2006. The Company received $2,000 of this amount in August 2006. The Company believes that a significant portion of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, if the proceeds are greater than the loss incurred, then the Company will record any related gain at that time.
     In the third quarter of fiscal year 2006, the Company recorded $2,786 in business interruption insurance

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(17) Hurricane Related Charges—(Continued)
proceeds based on information received from the Company’s insurance carrier. The Company has reflected $2,446 and $340 of the business interruption insurance in the funeral and cemetery revenue line items, respectively, in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2006. As this amount was not received during the third quarter of fiscal year 2006, it is included in current receivables in the condensed consolidated balance sheet as of July 31, 2006.
(18) Long-term Debt
     The Company’s outstanding debt balance was $377,553 and $410,027 as of July 31, 2006 and October 31, 2005, respectively. The Company made $1,648 in scheduled payments and $30,000 in unscheduled payments on its Term Loan B and paid $826 on its third-party debt for the nine months ended July 31, 2006.
     On May 5, 2006, the required registration statement related to the Company’s 6.25 percent senior notes was declared effective by the Securities and Exchange Commission (“SEC”). On that same day, the Company commenced the exchange offer of $200,000 6.25 percent senior notes due 2013 registered under the Securities Act of 1933 for all of its outstanding $200,000 6.25 percent senior notes due 2013 sold on February 11, 2005 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The exchange offer was completed on June 5, 2006.
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
(19) Income Taxes
     The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are appropriate, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue.
     During the quarter and period subsequent to July 31, 2006, the Company resolved a significant number of tax related matters and several new matters arose.
     Included in income tax expense from continuing operations is a $585 net tax benefit for the three months ended July 31, 2006. This net tax benefit resulted from the following items: 1) $2,028 net benefit due to additional receivable recorded as a result of the completion of an Internal Revenue Service examination for tax years October 31, 2001 and 2002 (see further discussion below); 2) $1,545 benefit due to the reduction of a tax valuation allowance

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(19) Income Taxes—(Continued)
on the deferred tax asset for capital loss carryforwards relating to 2009 which are now considered probable of utilization; 3) $2,550 ($1,657 net of federal tax) reserve on a tax receivable due from the Common Wealth of Puerto Rico (see further discussion below); 4) $1,186 ($780, net of federal tax) tax assessment received in the quarter for Texas income taxes related to various tax years (see further discussion below); 5) $886 tax expense (due to a downward trend in future net foreign source income and the ability to utilize certain anticipated foreign tax credits); and 6) $515 ($335 net of federal benefit) tax benefit due to the new Texas “margin tax” passed in the third quarter of 2006.
     In August of 2006, the Company learned that the Joint Committee review of the IRS’s examination of the Company’s tax returns for tax years October 31, 2001 and 2002 has been completed. Resolution was reached on a number of issues, including adjustments related to foreign source income and the calculation of the foreign tax credit, various tax accounting methods and separate return limitation year (“SRLY”) net operating loss limitations. The Company recorded a benefit of $2,028 associated with foreign tax credits and adjusted various deferred tax assets.
     The Puerto Rico reserve relates to requested refunds of approximately $2,550 related to tax years October 31, 1999 to 2001 applied for by various subsidiaries operating in Puerto Rico. The tax authorities are currently examining the refund claims, and a field agent has recently questioned approximately $62,662 in deductions taken by the Company’s Puerto Rican subsidiaries in prior years which, if not defended successfully, could result in additional tax, interest and penalties of approximately $28,420. The Company has established a reserve for the refund claimed during the quarter ended July 31, 2006. However, the Company has not recorded an additional reserve for any additional taxes, interest or penalties. The Company believes that it has a legal and factual basis supporting the positions taken by its subsidiaries with respect to the items addressed in these inquiries. The Company intends to defend its positions vigorously.
     During the quarter ended July 31, 2006, the Company received notices of assessments totaling $1,186 in tax, $119 in penalties and $355 in interest from the State of Texas for various entities and years related to the sourcing of income. The Company recorded a reserve during the quarter ended July 31, 2006 to cover these assessments. The Company has not yet determined whether or not it will appeal the assessments.
     The Company believes that its tax positions related to Puerto Rico and Texas issues were appropriate based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into and intends to defend its positions vigorously in accordance with its view of the law controlling these investments. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree. The Company currently believes it has tax reserves to cover probable losses related to the above mentioned issues. However, it is possible that amounts could exceed established reserves and such amounts could be material to the Company’s financial position and results of operations in future periods.
     To the extent the Company were to prevail in matters for which reserves have been established or be required to pay amounts in excess of the aforementioned reserves, the Company’s effective tax rate in a given financial statement period may be impacted.
(20) Subsequent Events
     The Company received $2,000 in hurricane related insurance proceeds in August 2006. For additional information, see Note 17.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the third largest provider of funeral and cemetery products and services in the death care industry in the United States. As of August 31, 2006, we owned and operated 230 funeral homes and 144 cemeteries in 26 states within the United States and Puerto Rico.
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
     We discovered certain adjustments that relate to prior accounting periods while preparing our quarterly report for the three months ended July 31, 2006, which are reflected in this quarterly report. See Note 1(g) to the condensed consolidated financial statements included herein. We do not believe these adjustments are quantitatively or qualitatively material to our financial position, results of operations and cash flows for the current quarter, for the year ended October 31, 2006 or to any of our prior annual or quarterly financial statements. As a result, we have not restated any prior period amounts.
     For the third quarter of fiscal year 2006, we had net earnings of $7.3 million, compared to net earnings of $8.9 million for the third quarter of fiscal year 2005. Earnings from continuing operations for the three months ended July 31, 2006 decreased $0.8 million to $7.3 million compared to $8.1 million for the same period in fiscal year 2005. Interest expense for the quarter-to-date period increased $0.6 million.
     Operating earnings decreased $1.9 million from $19.0 million in the third quarter of fiscal year 2005 to $17.1 million in the third quarter of fiscal year 2006 primarily due to an increase of $3.0 million in corporate general and administrative expenses, which was primarily due to increased legal and professional fees relating to the class action lawsuits. We also recorded a $1.1 million recovery related to Hurricane Katrina. Consolidated gross profit increased $1.3 million due to a $0.5 million increase in funeral gross profit and a $0.8 million increase in cemetery gross profit. The increase in funeral gross profit resulted primarily from business interruption insurance proceeds relating to Hurricane Katrina of $2.4 million and a 2.3 percent increase in average revenue per funeral service. We experienced a 1.1 percent decrease in same-store services performed for the quarter. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed decreased 0.2 percent for the three months ended July 31, 2006, and average revenue per funeral service increased 2.3 percent. The increase in cemetery gross profit includes net out of period adjustments of $1.6 million.
     For the third quarter of fiscal year 2006, we had a 7.4 percent increase in preneed funeral sales and a 3.2 percent increase in gross cemetery property sales as compared to the same period last year. Excluding Louisiana, there was a 10.2 percent increase in preneed funeral sales and a 5.4 percent increase in gross cemetery property sales as compared to the same period last year.
     For the nine months ended July 31, 2006, we had net earnings of $27.2 million, compared to a net loss of $141.3 million for the nine months ended July 31, 2005. Fiscal year 2005 results include an after-tax cumulative effect of change in accounting principle of $153.2 million. Earnings from continuing operations for the nine months ended July 31, 2006 increased $16.0 million to $26.8 million compared to $10.8 million for the same period in fiscal year 2005. For the nine months ended July 31, 2005, we recorded a charge of $32.8 million for the loss on early extinguishment of debt related to the debt refinancings occurring in 2005. Interest expense for the year-to-date period decreased $1.2 million.
     Operating earnings decreased $9.8 million from $72.3 million for the nine months ended July 31, 2005 to $62.5 million for the nine months ended July 31, 2006 primarily due to an increase of $8.7 million in corporate general and administrative expenses primarily due to increased professional fees associated with the increase in SEC filings and the class action lawsuits, expenses related to our strategic planning initiative and an increase of $0.9 million of share-based compensation costs in the first nine months of 2006 resulting from the implementation of SFAS No. 123R. We recorded $1.0 million in separation charges for the nine months ended July 31, 2006 related to separation pay of a former executive officer and costs related to the reorganization of our divisions in 2005. We also recorded a $1.0 million charge related to Hurricane Katrina. Consolidated gross profit increased $2.0 million due to a $3.1 million increase in cemetery gross profit and a $1.1 million decrease in funeral gross profit. Funeral gross profit includes business interruption insurance proceeds relating to Hurricane Katrina of $2.4 million and out of period adjustments increasing funeral costs and expenses by $2.8 million. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed and average revenue per funeral service increased 0.5 percent and 0.9 percent, respectively, for the nine months ended July 31, 2006; including those funeral homes, there was a 0.5 percent decrease in same-store funeral services performed and a 0.8 percent increase in average revenue per funeral service. The increase in cemetery gross profit includes net out of period adjustments of $1.5 million.
     Cash flow from operations increased from $33.7 million for the nine months ended July 31, 2005 to $78.1 million for the nine months ended July 31, 2006. For the nine months ended July 31, 2005, we recorded $25.5 million for premiums paid for the early extinguishment of debt related to the debt refinancing occurring in 2005. The remaining increase is primarily due to $12.1 million in trust withdrawals associated with the deferred revenue project compared to $4.0 million for the same period last year and a reduction of $7.7 million in interest payments, primarily due to a change in the timing of interest payment dates. These increases in cash flow were partially offset by $3.3 million of cash outflows in excess of insurance proceeds recorded related to Hurricane Katrina.
     For the first nine months of fiscal year 2006, we achieved a 6.3 percent increase in preneed funeral sales and a 2.5 percent increase in gross cemetery property sales as compared to the same period last year. Excluding Louisiana, there was a 9.3 percent increase in preneed funeral sales and a 7.5 percent increase in gross cemetery property sales as compared to the same period last year.
     We expect to incur approximately $3.5 million in additional costs related to Hurricane Katrina and could potentially receive up to $8.3 million in additional insurance proceeds. We have completed the renovation of one of our Louisiana funeral homes, which is open and operating. Repairs at our two other damaged funeral homes are underway and are expected to be completed during fiscal years 2007 and 2008. All five of our Louisiana cemeteries are in operation. For further discussion of hurricane related charges, see Note 17 to the condensed consolidated financial statements included herein.
Other Matters
     On May 9, 2006, we received a letter from the Staff of the Securities and Exchange Commission and we are in discussions with them regarding whether the presentation in our statement of cash flows of activities relating to our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts on a net basis, with all activities being classified within operating activities, complies with SFAS No. 95, “Statement of Cash Flows.” The SEC has raised this issue with other companies in our industry also. We believe our current presentation is correct. Based on discussions with the SEC, we believe that the resolution of this issue could result in a change in prospective treatment of these items in the statement of cash flow and will not result in a restatement of any of our prior period financial statements.
     We have requested refunds of approximately $2.5 million related to tax years October 31, 1999 to 2001 applied for by various subsidiaries operating in Puerto Rico. The tax authorities are currently examining the refund claims, and a field agent has recently questioned approximately $62.7 million in deductions taken by our Puerto Rican subsidiaries in prior years which, if not defended successfully, could result in additional tax, interest and penalties of up to $28.4 million. The amounts questioned by the field agent contain errors, including mathematical errors and five of the nine periods involved are statutorily closed. We believe that together these errors by the field agent account for more than half of the questioned deductions and a substantial portion of the related tax exposure. We believe that we have a legal and factual basis supporting the positions taken by our subsidiaries with respect to the remaining items addressed in these inquiries. We intend to defend our positions vigorously. For additional information regarding income taxes, see Note 19 to the condensed consolidated financial statements included herein.

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
Results of Operations
     The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 12 to the condensed consolidated financial statements included herein. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2006 and 2005, results from continuing operations reflect those of same-store locations.
Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005—Continuing Operations
Funeral Operations

	Three Months Ended July 31,
			Increase
	2006	2005	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$27.6	$26.7	$.9
Western Division	36.8	34.8	2.0
Corporate Trust Management (1)	4.4	4.5	(.1)

Total Funeral Revenue	$68.8	$66.0	$2.8

Funeral Costs:
Eastern Division	$25.6	$23.9	$1.7
Western Division	30.0	29.4	.6
Corporate Trust Management (1)	.1	.1	—

Total Funeral Costs	$55.7	$53.4	$2.3

Funeral Gross Profit:
Eastern Division	$2.0	$2.8	$(.8)
Western Division	6.8	5.4	1.4
Corporate Trust Management (1)	4.3	4.4	(.1)

Total Funeral Gross Profit	$13.1	$12.6	$.5

Same-Store Analysis (2)

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2006	2005
Eastern Division	4.9%	(.9)%	32.9%	31.4%
Western Division	.5%	(2.4)%	43.1%	41.3%
Total	2.3%	(1.1)%	38.8%	37.2%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2006 and 2005 were $1.3 million and $1.3 million, respectively, and funeral trust earnings for the three months ended July 31, 2006 and 2005 were $3.1 million and $3.2 million, respectively.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had funeral revenue of $2.0 million and $2.5 million for the three months ended July 31, 2006 and 2005, respectively, and performed 384 and 517 funeral services in the third quarter of 2006 and 2005, respectively. Excluding these three funeral homes, the increases in average revenue per call for the Western division and the Company were 0.5 percent and 2.3 percent, respectively, and the decreases in same-store funeral services for the Western division and the Company were 0.9 percent and 0.2 percent, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $2.8 million, or 4.2 percent, for the three months ended July 31, 2006, compared to the corresponding period in 2005. The increase in funeral revenue was primarily due to $2.4 million of business interruption insurance proceeds related to Hurricane Katrina and a 2.3 percent increase in the average revenue per funeral service performed, offset by a 1.1 percent decrease in the number of same-store funeral services performed, or 157 events, to 14,327 total same-store funeral services performed. Offsetting the overall increase in funeral revenue was a $0.5 million decline in funeral revenue in Louisiana. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed decreased 0.2 percent.
     Our same-store businesses had a 4.1 percent increase in the average revenue per traditional funeral service and a 1.6 percent increase in the average revenue per cremation service. The increase in the average revenue per traditional funeral service was offset by an increase in the proportion of cremations and a year-over-year reduction in funeral trust earnings. This resulted in an overall 2.3 percent increase in the average revenue per funeral service for our same-store businesses. This was the third consecutive quarter in which we experienced a reduction in the proportion of full service, traditional funeral services and cremations as compared with lower-priced, non-traditional funeral services and direct cremations. Because a continuation of that trend would erode our funeral segment profit margins, we are carefully monitoring sales trends and intensifying our efforts to market full service funerals and cremations.
     Funeral gross profit margin from continuing operations was flat for the quarter at 19.1 percent. The cremation rate for our same-store operations was 38.8 percent for the three months ended July 31, 2006 compared to 37.2 percent for the corresponding period in 2005.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in the Eastern division of 4.9 percent, partially offset by a decrease in the number of funeral services performed by the same-store businesses of 0.9 percent. Funeral revenue in the Western division funeral segment increased primarily due to business interruption insurance proceeds of $2.4 million related to Hurricane Katrina and an increase in the average revenue per funeral service in the same-store businesses of 0.5 percent offset by a decrease in the number of funeral services performed by same-store businesses of 2.4 percent. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, the increase in average revenue per call and the decrease in the number of funeral services performed in the Western division funeral segment were 0.5 percent and 0.9 percent, respectively. Funeral revenue in the corporate trust management segment decreased primarily due to a $0.1 million decrease in funeral trust earnings.
     Funeral gross profit margin for the Eastern division funeral segment decreased which includes the effects of out of period adjustments. Funeral gross profit margin for the Western division funeral segment increased primarily due to the increases in revenue as discussed above. As demonstrated in the table above, the same-store cremation rate increased for the Western division and Eastern division funeral segments.
Cemetery Operations

	Three Months Ended July 31,
			Increase
	2006	2005	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$35.8	$34.9	$.9
Western Division	22.9	21.0	1.9
Corporate Trust Management (1)	2.0	2.7	(.7)

Total Cemetery Revenue	$60.7	$58.6	$2.1

Cemetery Costs:
Eastern Division	$30.2	$29.1	$1.1
Western Division	18.2	18.0	.2
Corporate Trust Management (1)	.1	.1	—

Total Cemetery Costs	$48.5	$47.2	$1.3

Cemetery Gross Profit:
Eastern Division	$5.6	$5.8	$(.2)
Western Division	4.7	3.0	1.7
Corporate Trust Management (1)	1.9	2.6	(.7)

Total Cemetery Gross Profit	$12.2	$11.4	$.8

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2006 and 2005 were $1.2 million and $1.2 million, respectively, and cemetery trust earnings for the three months ended July 31, 2006 and 2005 were $0.8 million and $1.5 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $2.1 million, or 3.6 percent, for the three months ended July 31, 2006, compared to the corresponding period in 2005, which includes out of period adjustments of $3.1 million and $0.4 million of business interruption insurance proceeds related to Hurricane Katrina, partially offset by a decrease in construction during the quarter on various cemetery projects, decreased cemetery trust earnings and a decrease in revenue at our Louisiana cemeteries. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Gross cemetery property sales increased 3.2 percent in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 from $27.3 million to $28.2 million notwithstanding declines in gross cemetery property sales in Louisiana of $0.5 million. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trusts for the quarter ended July 31, 2006 resulting in revenue of $2.5 million, compared to 5.9 percent for the corresponding period in 2005 resulting in revenue of $3.1 million.
     Cemetery gross profit margin from continuing operations increased from 19.5 percent in the third quarter of fiscal year 2005 to 20.1 percent in the third quarter of fiscal year 2006. The increase in revenues discussed above contributed to the increase in gross profit margin.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased $0.9 million and includes an out of period adjustment of $2.4 million which was partially offset by a decrease in construction during the quarter on various cemetery projects and decreased perpetual care trust earnings. Cemetery revenue in the Western division segment increased primarily due to an increase in revenue from the sale of cemetery property, an increase in construction during the quarter on various cemetery development projects, $0.4 million of business interruption insurance proceeds related to Hurricane Katrina and an improvement in our bad debt experience offset by decreased perpetual care trust earnings. Offsetting the overall increase in cemetery revenue in the Western division segment was a $0.4 million decline in cemetery revenue in Louisiana. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased due to a $0.7 million decrease in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern division cemetery segment decreased which includes the effects of out of period adjustments. Cemetery gross profit margin for the Western division cemetery segment increased due to the increased cemetery revenue as discussed above.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2005 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. There were no businesses sold in the third quarter of 2006. There were no gains on dispositions or impairment (losses) included in discontinued operations for the three months ended July 31, 2006. Included in discontinued operations for the three months ended July 31, 2005 were gains on dispositions and impairment (losses), net of $0.6 million. Revenues for the three months ended July 31, 2006 and 2005 were less than $0.1 million and $0.3 million, respectively.
Other
     Corporate general and administrative expenses for the three months ended July 31, 2006 increased $3.0 million compared to the same period in 2005 due primarily to increased legal and professional fees relating to the class action lawsuits. We also recorded $0.1 million in share-based compensation costs in the third quarter of 2006 due to the adoption of SFAS No. 123R, as discussed in Note 1(e) to the condensed consolidated financial statements included herein.
     In June 2006, we announced the retirement of Kenneth C. Budde, President and Chief Executive Officer, and recorded $0.5 million of separation pay in the third quarter of 2006 related to his retirement. In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result of these changes, we recorded charges of $1.5 million in fiscal year 2005 and $0.7 million and $0.1 million for the three months ended July 31, 2006 and 2005, respectively. These charges are presented in the “Separation charges” line item in the condensed consolidated statements of earnings.
     For the three months ended July 31, 2006, we recorded a net recovery of $1.1 million related to Hurricane Katrina. For additional information, see Note 17 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations was $6.0 million and $5.3 million for the third quarters of fiscal years 2006 and 2005, respectively.

     Interest expense increased $0.6 million to $7.1 million for the third quarter of fiscal year 2006 compared to $6.5 million for the same period in 2005 primarily due to a 120 basis-point increase in the average interest rate during the period, partially offset by a $39.4 million decrease in average debt outstanding. Approximately $0.3 million of additional interest was accrued during the quarter on our 6.25 percent senior notes due to our inability to timely complete a required exchange offer. The additional interest has now been eliminated with the expiration of the exchange offer on June 5, 2006.
     Other operating income (expense), net, decreased $0.7 million to a $0.1 million expense for the third quarter of 2006. The decrease was primarily due to a $0.5 million reserve of an insurance receivable related to a theft claim at a facility in our Eastern division. The original receivable related to this claim amounted to $1.2 million, and our insurance carrier offered a $0.7 million settlement during the third quarter of 2006. Therefore, the remaining $0.5 million receivable was reserved in the third quarter of fiscal year 2006. We intend to pursue our full claim.
     The effective tax rate for our continuing operations for the three months ended July 31, 2006 was 30.4 percent compared to 35.5 percent for the same period in 2005. The reduced rate for the three months ended in 2006 was primarily caused by a net tax benefit of $0.6 million mostly attributable to the completion of an audit by the Internal Revenue Service for tax periods 2001 and 2002 and a reduced valuation allowance due to the probable utilization of a portion of our capital loss carryover subject to expiration in 2009. These benefits were partially offset by a tax expense for the period related to the recording of a reserve on an outstanding income tax refund from the Commonwealth of Puerto Rico. This refund is currently under examination and events occurring during the period have made the collection of this refund uncertain. Excluding these events, the effective tax rate would have been flat for the quarter. For additional information, see Note 19 to the condensed consolidated financial statements included herein.
     As of July 31, 2006, our outstanding debt totaled $377.6 million. Of the total debt outstanding as of July 31, 2006, approximately 53 percent was subject to fixed rates averaging 6.2 percent, and 47 percent was subject to short-term variable rates averaging approximately 6.9 percent. In the third quarter of 2005, we recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on our 10.75 percent senior subordinated notes.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 7.4 percent during the third quarter of 2006 compared to the corresponding period in 2005.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $46.9 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $18.4 million related to insurance-funded preneed funeral contracts) during the three months ended July 31, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $45.1 million (including $18.7 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $38.6 million for the three months ended July 31, 2006, compared to $35.8 million for the corresponding period in 2005, resulting in net additions to the backlog of $8.3 million and $9.3 million for the three months ended July 31, 2006 and 2005, respectively.

Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005—Continuing Operations
Funeral Operations

	Nine Months Ended July 31,
			Increase
	2006	2005	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$87.9	$86.7	$1.2
Western Division	111.0	108.9	2.1
Corporate Trust Management (1)	13.7	14.4	(.7)

Total Funeral Revenue	$212.6	$210.0	$2.6

Funeral Costs:
Eastern Division	$74.4	$72.1	$2.3
Western Division	88.4	86.9	1.5
Corporate Trust Management (1)	.4	.5	(.1)

Total Funeral Costs	$163.2	$159.5	$3.7

Funeral Gross Profit:
Eastern Division	$13.5	$14.6	$(1.1)
Western Division	22.6	22.0	.6
Corporate Trust Management (1)	13.3	13.9	(.6)

Total Funeral Gross Profit	$49.4	$50.5	$(1.1)

Same-Store Analysis (2)

	Change in Average	Change in Same-Store	Cremation Rate
	Revenue Per Call	Funeral Services	2006	2005
Eastern Division	2.4%	(.5)%	33.0%	30.4%
Western Division	.4%	—%	42.9%	41.8%
Total	.8%	(.5)%	38.7%	37.0%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2006 and 2005 were $4.1 million and $4.0 million, respectively, and funeral trust earnings for the nine months ended July 31, 2006 and 2005 were $9.6 million and $10.4 million, respectively.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had funeral revenue of $5.5 million and $7.3 million for the nine months ended July 31, 2006 and 2005, respectively, and performed 1,168 and 1,556 funeral services for the nine months ended July 31, 2006 and 2005, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 0.7 percent and 0.9 percent, respectively, and the increase in same-store funeral services for the Western division and the Company was 1.5 percent and 0.5 percent, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $2.6 million, or 1.2 percent, for the nine months ended July 31, 2006, compared to the corresponding period in 2005. The increase in funeral revenue was primarily due to $2.4 million of business interruption insurance proceeds related to Hurricane Katrina, partially offset by a 0.5 percent decrease in the number of same-store funeral services performed, or 221 events, to 46,233 total same-store funeral services performed, a decline in funeral trust earnings of $0.8 million and an increase in the cremation rate of 170 basis points. Offsetting the overall increase in funeral revenue was a decline in funeral revenue in Louisiana of $1.8 million. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, same-store funeral services performed increased 0.5 percent.
     Our same-store businesses had a 3.5 percent increase in the average revenue per traditional funeral service and a 0.2 percent increase in the average revenue per cremation service. The increase in the average revenue per traditional funeral service was offset by an increase in the proportion of cremations and a year-over-year reduction in funeral trust earnings. This resulted in an overall 0.8 percent increase in average revenue per funeral service for our same-store businesses.
     Funeral gross profit margin from continuing operations was 24.0 percent for the nine months ended July 31, 2005 compared to 23.2 percent for the nine months ended July 31, 2006 which includes the effects of out of period adjustments. The cremation rate for our same-store operations was 38.7 percent for the nine months ended July 31, 2006 compared to 37.0 percent for the corresponding period in 2005.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 2.4 percent, offset by a decline in the number of funeral services performed by the same-store businesses of 0.5 percent. Funeral revenue in the Western division funeral segment increased primarily due to business interruption insurance proceeds of $2.4 million related to Hurricane Katrina and an increase in the average revenue per funeral service in the same-store businesses of 0.4 percent. Excluding the three Louisiana funeral homes damaged by Hurricane Katrina, the increase in the number of funeral services performed and the increase in average revenue per call in the Western division funeral segment were 1.5 percent and 0.7 percent, respectively. Funeral revenue in the corporate trust management segment decreased primarily due to a $0.8 million decrease in funeral trust earnings.
     Funeral gross profit margin for the Western division increased primarily due to the increased revenues as discussed above. Funeral gross profit margin for the Eastern division declined on relatively stable revenues and includes an out of period adjustment of $1.5 million. As demonstrated in the table above, the same-store cremation rate increased for the Western division and Eastern division funeral segments.
Cemetery Operations

	Nine Months Ended July 31,
			Increase
	2006	2005	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$102.9	$99.4	$3.5
Western Division	64.0	61.1	2.9
Corporate Trust Management (1)	7.3	8.4	(1.1)

Total Cemetery Revenue	$174.2	$168.9	$5.3

Cemetery Costs:
Eastern Division	$85.8	$84.4	$1.4
Western Division	51.0	50.2	.8
Corporate Trust Management (1)	.4	.4	—

Total Cemetery Costs	$137.2	$135.0	$2.2

Cemetery Gross Profit:
Eastern Division	$17.1	$15.0	$2.1
Western Division	13.0	10.9	2.1
Corporate Trust Management (1)	6.9	8.0	(1.1)

Total Cemetery Gross Profit	$37.0	$33.9	$3.1

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2006 and 2005 were $3.6 million and $3.7 million, respectively, and cemetery trust earnings for the nine months ended July 31, 2006 and 2005 were $3.7 million and $4.7 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $5.3 million, or 3.1 percent, for the nine months ended July 31, 2006, compared to the corresponding period in 2005, primarily due to increases in revenue from the sale of cemetery property and perpetual care trust earnings and $0.4 million of business interruption insurance proceeds related to Hurricane Katrina and $3.1 million of additional revenue from out of period adjustments, offset by a decrease in construction during the year on various cemetery projects and a decrease in revenue at our Louisiana cemeteries of $3.8 million. Gross cemetery property sales increased 2.5 percent for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005 from $77.0 million to $79.0 million. Offsetting the increase in gross cemetery property sales was a $3.4 million decline in gross cemetery property sales for the period in Louisiana.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trusts for the nine months ended July 31, 2006 resulting in revenue of $7.4 million, compared to 3.9 percent for the corresponding period in 2005 resulting in revenue of $5.8 million.
     Cemetery gross profit margin from continuing operations increased from 20.1 percent for the nine months ended July 31, 2005 to 21.2 percent for the nine months ended July 31, 2006. The increase in revenues discussed above contributed to the increase.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased primarily due to increases in revenue from the sale of cemetery property and perpetual care trust earnings and includes $2.4 million in revenue from out of period adjustments, offset by a decrease in construction during the year on various cemetery projects. Offsetting the overall increase in Eastern division segment cemetery revenue was a $1.8 million decline in cemetery revenue in Puerto Rico due primarily to a decrease in construction during the year on various cemetery projects and decreased merchandise deliveries. Cemetery revenue in the Western division segment increased primarily due to an increase in construction during the year on various cemetery development projects and $0.4 million of business interruption insurance proceeds related to Hurricane Katrina offset by decreased revenue from the sale of cemetery property. Offsetting the overall increase in Western division cemetery segment revenue was a $3.8 million decline in cemetery revenue in Louisiana. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased primarily due to a $1.0 million decline in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern and Western division cemetery segments increased due to increased cemetery revenue as discussed above.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2005 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. There was one business sold during the nine months ended July 31, 2006. Included in discontinued operations for the nine months ended July 31, 2006 and

2005 were gains on dispositions and impairment (losses), net of $0.4 million and $1.1 million, respectively. Revenues for the nine months ended July 31, 2006 and 2005 were $0.1 million and $1.4 million, respectively.
Other
     Corporate general and administrative expenses for the nine months ended July 31, 2006 increased $8.7 million compared to the same period in 2005 due primarily to increased professional fees associated with the increase in SEC filings and the class action lawsuits and expenses related to our strategic planning initiative. We also recorded $0.9 million in share-based compensation costs for the nine months ended July 31, 2006 due to the adoption of SFAS No. 123R, as discussed in Note 1(e) to the condensed consolidated financial statements included herein.
     In June 2006, we announced the retirement of Kenneth C. Budde, President and Chief Executive Officer, and recorded $0.5 million of separation pay in the third quarter of 2006. In July 2005, we named a new Chief Operating Officer and announced a reorganization of our divisions from four to two, effective for the fourth quarter of fiscal year 2005. As a result, we recorded charges of $1.0 million and $0.1 million for the nine months ended July 31, 2006 and 2005, respectively. These charges are presented in the “Separation charges” line item in the condensed consolidated statements of earnings.
     For the nine months ended July 31, 2006, we recorded net expenses of $1.0 million ($0.6 million after tax, or $.01 per share) related to Hurricane Katrina. For additional information, see Note 17 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations were $16.5 million for the nine months ended July 31, 2006 compared to $15.7 million for the same period in 2005.
     Interest expense decreased $1.2 million to $22.3 million for the nine months ended July 31, 2006 compared to $23.5 million for the same period in 2005 primarily due to a $21.6 million decrease in average debt outstanding resulting from a $30.0 million unscheduled payment we made on our Term Loan B during the second quarter of fiscal year 2006. Approximately $1.7 million of additional interest was accrued for the nine months ended July 31, 2006 on our 6.25 percent senior notes due to our inability to timely complete a required exchange offer. The additional interest has now been eliminated in connection with the expiration of the exchange offer on June 5, 2006.
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. For the nine months ended July 31, 2006 and 2005, we reported net gains on dispositions and impairment (losses) of $0.2 million and $1.2 million in continuing operations, respectively. These charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the condensed consolidated statements of earnings.
     Other operating income, net, was $0.9 million and $1.1 million for the nine months ended July 31, 2006 and 2005, respectively. The decrease was primarily due to the $0.5 million reserve of an insurance receivable related to a theft claim at a facility in our Eastern division, as described in the section entitled “Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005-Other.”
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
     The effective tax rate for our continuing operations for the nine months ended July 31, 2006 was 35.9 percent compared to 34.3 percent for the same period in 2005. The reduced rate in 2005 was primarily due to the greater impact of the dividend exclusion on a reduced level of book income as a result of the increased costs associated with the early extinguishments of debt. For additional information, see Note 19 to the condensed consolidated financial statements included herein.
     For the nine months ended July 31, 2005, we recorded charges for the early extinguishment of $32.8 million ($21.0 million after tax, or $.19 per share) related to the debt refinancings in fiscal year 2005.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 6.3 percent during the nine months ended July 31, 2006 compared to the corresponding period in 2005.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $133.8 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $53.7 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $128.6 million (including $54.1 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $114.0 million for the nine months ended July 31, 2006, compared to $112.7 million for the corresponding period in 2005, resulting in net additions to the backlog of $19.8 million and $15.9 million for the nine months ended July 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $78.1 million for the nine months ended July 31, 2006, compared to providing cash of $33.7 million for the corresponding period in 2005. For the nine months ended July 31, 2005, we recorded $25.5 million for premiums paid for the early extinguishment of debt related to the debt refinancings in 2005. The remaining increase is primarily due to cash inflows of $12.1 million for trust withdrawals associated with the deferred revenue project during the nine months ended July 31, 2006 compared to $4.0 million for the same period last year and a reduction in interest payments of $7.7 million primarily due to a change in the timing of interest payment dates. These increases in cash flow were partially offset by $3.3 million of cash outflows in excess of insurance proceeds recorded related to Hurricane Katrina. The timing of receipt of insurance proceeds does not match the timing of cash spending related to Hurricane Katrina.
     Our investing activities resulted in a net cash outflow of $13.1 million for the nine months ended July 31, 2006, compared to a net cash outflow of $8.0 million for the comparable period in 2005. In the first nine months of 2006, there was a net cash inflow of $5.3 million for insurance proceeds related to hurricane damaged properties. Net asset sale proceeds were $0.8 million for the nine months ended July 31, 2006 compared to $9.7 million for the same period in 2005. For the nine months ended July 31, 2006, capital expenditures amounted to $19.2 million, which included $14.1 million for maintenance capital expenditures, $1.6 million for growth initiatives and $3.5 million related to Hurricane Katrina compared to capital expenditures of $17.9 million in the same period in 2005, which included $12.8 million for maintenance capital expenditures, $2.0 million for growth initiatives and $3.1 million related to a building we purchased which was previously leased.
     Our financing activities resulted in a net cash outflow of $61.3 million for the nine months ended July 31, 2006, compared to a net cash outflow of $17.9 million for the comparable period in 2005. The change was due primarily to debt repayments of $32.5 million in the nine months ended July 31, 2006 (a $30.0 million unscheduled payment on our Term Loan B was made in the second quarter of 2006) compared to net repayments of $6.0 million in the comparable period of 2005 ($440.0 million in proceeds of long-term debt and $446.0 million in repayments of long-term debt). Stock option exercises in the first nine months of 2005 resulting in issuances of common stock amounted to $13.5 million. There were no stock option exercises in the first nine months of 2006. Stock repurchases under our stock repurchase program amounted to $21.0 million and $13.7 million for the nine months ended July 31, 2006 and 2005, respectively.
Contractual Obligations and Commercial Commitments
     As of July 31, 2006, our outstanding debt balance was $377.6 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2006.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$377.6	$2.9	$4.7	$86.6	$283.4
Interest on long-term debt (2)	151.2	25.8	49.1	48.0	28.3
Operating lease obligations (3)	31.5	1.2	6.9	4.9	18.5
Non-competition and other agreements (4)	5.0	.6	3.5	.6	.3

	$565.3	$30.5	$64.2	$140.1	$330.5

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2006.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of July 31, 2006.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 13 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of July 31, 2006 are $1.2 million, $3.8 million, $3.1 million, $2.7 million, $2.2 million, and $18.5 million for the years ending October 31, 2006, 2007, 2008, 2009, 2010 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to former executive officers.
     In connection with the issuance of the 6.25 percent senior notes, we entered into a registration rights agreement that requires that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. We were unable to cause the required registration statement to become effective on time and, therefore, were required to pay additional interest to the note holders until the default was cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90 days. The additional interest increased 0.50 percent for each 90-day period thereafter so long as the default existed, up to a maximum increase of 1.50 percent per annum. The additional interest was payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. Total additional interest incurred from June 12, 2005 to June 5, 2006 was $2.2 million including $1.7 million for the nine months ended July 31, 2006. We completed the exchange offer on June 5, 2006, and as a result, the additional interest has now been eliminated.
     As of July 31, 2006, our outstanding debt balance was $377.6 million, consisting of $176.5 million in Term Loan B, $200.0 million of 6.25 percent senior notes and $1.1 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2006.

				Other,
				Principally
Fiscal Year	Revolving			Seller Financing
Ending	Credit	Term	Senior	of Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2006	$—	$.6	$—	$.1	$.7
2007	—	2.2	—	.7	2.9
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
2010	—	2.2	—	—	2.2
Thereafter	—	167.1	200.0	.1	367.2

Total long-term debt	$—	$176.5	$200.0	$1.1	$377.6

     We are required to maintain a bond of $41.1 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. During the first quarter of 2006, we posted an $11.0 million letter of credit in order to secure this bond. In May 2006, the $11.0 million letter of credit posted in order to secure the Florida bond was no longer required and was cancelled. In addition, as of July 31, 2006, we had $13.0 million of other outstanding letters of credit posted during the normal course of business.
     As of July 31, 2006, there were no amounts drawn on our $125.0 million revolving credit facility. As of July 31, 2006, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $70.9 million.
     On March 28, 2005, we announced a new $30.0 million stock repurchase program. Repurchases under the new program are limited to our Class A common stock and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. Since the inception of this program through July 31, 2006, we have repurchased and retired 4,920,400 shares of our Class A common stock at an average price of $5.87 per share. As of July 31, 2006, we had approximately $1.1 million remaining available under the stock repurchase program. During August 2006, we completed the plan having repurchased a total of 5,096,303 shares of our Class A common stock for $30.0 million.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2006 consist of the following items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 21 to the consolidated financial statements in our 2005 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 3(i) to the consolidated financial statements in our 2005 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Nine Months
Ended					Years Ended October 31,
July 31, 2006	2005		2004		2003	2002		2001
2.75(1)	1.36	(2)(6)	1.98	(3)	1.08 (4)	1.27	(5)(6)	—	(6)(7)

(1)	Pretax earnings for the nine months ended July 31, 2006 include $1.0 million in net hurricane related charges, $0.1 million of gains on dispositions and impairment (losses), net and $1.0 million in separation charges.

(2)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on dispositions and impairment (losses), net and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(3)	Pretax earnings for fiscal year 2004 includes separation charges of $3.4 million for costs related to workforce reductions and separation pay to a former executive officer and ($0.2) million in gains on dispositions and impairment (losses), net.

(4)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $10.2 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(5)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(6)	Excludes the cumulative effect of change in accounting principles.

(7)	Pretax earnings for fiscal year 2001 include a noncash charge of $269.2 million in connection with the write-down of assets held for sale and other charges and a $9.1 million charge for the loss on early extinguishment of debt. As a result of these charges, our earnings for fiscal year 2001 were insufficient to cover our fixed charges, and an additional $229.9 million in pretax earnings would have been required to eliminate the coverage deficiency.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission on February 17, 2006. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
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
     Our variable-rate debt consists of our Term Loan B and revolving credit facility. As of July 31, 2006 and October 31, 2005, the carrying value of our Term Loan B including accrued interest was $178.5 million and $210.2 million, respectively, compared to a fair value of $179.0 million and $213.1 million respectively. As of July 31, 2006 and October 31, 2005, there were no amounts drawn on the revolving credit facility. As of July 31, 2006, each approximate 10 percent, or 80 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.2 million in our pretax earnings. As of October 31, 2005, each approximate 10 percent, or 65 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the acting CEO and CFO, as of July 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon, and as of the date of this evaluation, our acting CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of July 31, 2006. The first two material weaknesses were previously identified in connection with management’s assessment of the Company’s internal control over financial reporting as of October 31, 2005. The third material weakness was identified during the course of the Company’s preparation of the financial statements for the quarter ended July 31, 2006.
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
2.	The Company did not maintain effective controls over recognition of realized trust earnings on preneed cemetery and funeral contracts. Specifically, the Company did not maintain effective controls to recognize realized net trust earnings upon the delivery of the related preneed cemetery and funeral merchandise and performance of preneed funeral services to ensure accuracy of recorded realized trust earnings and deferred trust earnings. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for all annual and interim periods from fiscal year 2001 through fiscal year 2004 and the first three quarters of fiscal year 2005. This control deficiency could result in the misstatement of cemetery and funeral revenues and of the deferred revenue associated with preneed cemetery and preneed funeral contracts sold on a preneed basis that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly management determined that this control deficiency represents a material weakness.

3.	The Company identified the following material weakness in the quarter ended July 31, 2006. The Company did not maintain effective controls over the completeness and accuracy of accounts payable. Specifically, the Company did not maintain effective controls over the accrual of small dollar disbursements incurred at its individual funeral home and cemetery locations to ensure that accounts payable was properly stated at each balance sheet date. This control deficiency resulted in an adjustment of accounts payable at July 31, 2006. This control deficiency could result in the misstatement of accounts payable that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.
     As a result of the material weaknesses described above, the Company has concluded that its disclosure controls and procedures were not effective as of July 31, 2006.
Plan for Remediation
     Management, with the oversight of the Audit Committee, has been addressing the material weaknesses related to revenue recognition related to preneed cemetery merchandise contracts and recognition of realized trust earnings in the Company’s internal control over financial reporting and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. The Company has devoted significant time and resources to the remediation efforts having completed a detailed review and assessment of nearly 700,000 contracts. Also, the Company has enhanced its automated delivery systems over cemetery merchandise and has implemented an automated system for tracking and reporting trust earnings. The Company is testing the changes to its systems and processes in the fourth quarter. The Company has restructured its Corporate Accounting team to enhance the effectiveness of current controls and processes and to make recommendations for improvements and efficiencies. Further, the Company is undertaking steps to improve its employee training programs at both cemetery and funeral locations which will include reiteration to the appropriate personnel of the importance of performing their responsibilities in accordance with Company policies and procedures. With respect to the material weakness relating to accounts payable, the Company believes it has identified the amounts that should be recorded, and properly stated the financial statements and implemented controls to prevent the error from recurring. The Company expects to test the new controls as part of its year end controls testing.
Changes in Internal Control over Financial Reporting

     Except as described in the preceding paragraphs for the material weaknesses identified above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the 2005 Form 10-K, except as described below.
     The following risks have been eliminated: (1) we are now current in filing all of our SEC reports, (2) we are no longer subject to a delisting proceeding by the Nasdaq Stock Market and (3) the payment of additional interest on the 6.25 percent senior notes has ceased in connection with the consummation of the exchange offer for those notes on June 5, 2006.
     The following risk is added:
Our company may be adversely affected if we are unable to timely complete our search for a new CEO and successfully transition to new leadership.
     On June 7, 2006, we announced that Kenneth C. Budde, our former President and Chief Executive Officer, had decided to retire effective June 30, 2006. Thomas M. Kitchen, the Company’s Chief Financial Officer, is serving as acting CEO and as Chief Financial Officer while the Board conducts a national search for a permanent CEO. Our company may be adversely affected if we are unable to timely complete our search for a new CEO and successfully transition to new leadership.
     The following risks have been discussed in our 2005 Form 10-K but are further highlighted and updated below:
We have experienced an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations, which we believe is part of the continuing national trend toward increased cremation.
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 36 percent of deaths in the United States by the year 2010, compared to 29 percent in 2003. In fiscal years 2004, 2005 and through the first nine months of 2006, 37 percent, 38 percent and 39 percent, respectively, of the funeral services we performed in our continuing operations were cremations, and 49 percent, 54 percent and 56 percent of those were direct cremations, respectively. A full service cremation, which includes a funeral service, a casket and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. The third quarter of fiscal year 2006 was the third consecutive quarter in which we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service funerals and cremations. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.
The application of generally accepted accounting principles to our business is complex, and we have had significant changes in the application of generally accepted accounting principles to our business. No assurances can be given that we will not face similar issues in the future.
     Our industry is unusual because we often sell products and services many years prior to the time they are required to be delivered, and we are required by varying state laws to hold customer funds related to these sales in trust until the products and services are delivered. The accounting for these unusual features is complex, and in recent years there have been periodic changes in the application of Generally Accepted Accounting Principles to our business. Some of these changes have made it difficult to compare results from one period to the next. Such changes have also increased our administrative costs. We can give no assurances that we will not face similar issues in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We have a stock repurchase program under which we are authorized to invest up to $30.0 million in the repurchase of our common stock. As of July 31, 2006, we had approximately $1.1 million remaining available under the plan. The table below provides information about purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the third quarter of fiscal year 2006, in the format required by SEC rules.
Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number		as part of	that may yet be
	of shares	Average price	publicly-announced	purchased under the
Period	purchased	paid per share	plans or programs(1)	plans or programs
May 1, 2006 through May 31, 2006	614,500	$5.73	614,500	$10,411,174

June 1, 2006 through June 30, 2006	759,000	$5.67	759,000	$6,111,472

July 1, 2006 through July 31, 2006	920,400	$5.45	920,400	$1,098,093

Total	2,293,900	$5.60	2,293,900	$1,098,093

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
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006

3.2	By-laws of the Company, as amended and restated as of April 20, 2006

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.5	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.6	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.7	Registration Rights Agreement, dated as of February 11, 2005, by and among Stewart Enterprises, Inc., the guarantors party thereto, and Banc of America Securities LLC, Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Calyon Securities (USA) Inc. and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 15, 2006	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Acting Chief Executive Officer and
Chief Financial Officer

September 15, 2006	/s/ ANGELA M. LACOUR

Angela M. Lacour
Vice President
Corporate Controller
Chief Accounting Officer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer