Form 10-K
period 2006-10-31
STEWART ENTERPRISES INC
filed 2007-01-16
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-15449
STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA	72-0693290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 South Clearview Parkway
Jefferson, Louisiana	70121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class A Common Stock, No Par Value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on which Registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

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
Large accelerated filer ☐     Accelerated filer ☑      Non-Accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates (affiliates being, for this purpose only, directors, executive officers and holders of more than 5 percent of the Company’s Class A common stock) of the Registrant as of April 30, 2006, was approximately $436,000,000.
     The number of shares of the Registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of December 31, 2006, was 101,420,615 and 3,555,020, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement in connection with the 2007 annual meeting of shareholders are incorporated in Part III of this Report.

Cautionary Note
     This annual report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A. “Risk Factors.” Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
PART I
Item 1. Business
General
     Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2006, our operations included 229 funeral homes and 143 cemeteries in 25 states within the United States and in Puerto Rico.
     For fiscal year 2006, funeral operations accounted for approximately 55 percent of our total revenues, and cemetery operations accounted for the remaining 45 percent. Our funeral homes offer a wide range of services and products including funeral services, cremation, transportation services, removal and preparation of remains, caskets and flowers. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Our cemetery operations sell cemetery property, merchandise and services. Cemetery property includes lots, lawn crypts and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.
     We believe that we operate one or more of the premier death care facilities in each of our principal markets. Our funeral homes and cemeteries are located primarily in the Southern, Western, Mid-Atlantic and Mid-Western states, generally in large metropolitan areas such as Miami, Orlando, Tampa and St. Petersburg, Florida; Dallas, Fort Worth and Houston, Texas; Los Angeles, San Diego and San Francisco, California; New Orleans, Louisiana; Baltimore, Maryland and the District of Columbia. According to the United States Bureau of the Census, many of these areas have a large population over age 65, which represents a principal target market for our preneed sales program as well as at-need sales. We strive to be an industry leader in marketing preneed cemetery property and preneed funeral and cemetery merchandise and services and we consider preneed sales to be an integral part of our long-term business strategy.
     Cemetery operations account for a significantly larger percentage of our total revenues than those of our two largest public competitors. We believe cemeteries provide the best foundation for securing long-term market share in our industry. The sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery. Our relationships with our cemetery property customers allow us to offer related products and services, such as cemetery merchandise and funeral services, at one of our businesses located on the cemetery grounds or nearby.
     We believe that our combination operations help to increase market share. By building funeral homes on existing cemetery property, we are able to offer families the convenience of complete funeral home and cemetery planning, services and merchandise from a single location at a competitive price at the time of need or on a preneed basis. Approximately 48 percent of our cemeteries have a funeral home onsite that we operate in conjunction with the cemetery. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes. We frequently organize our operating units in “clusters,” which are geographically integrated groups of funeral homes and cemeteries, allowing us to cost-effectively pool resources, such as assets, personnel and services, and generate higher margins.
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
     The Loewen Group, Inc., a primary competitor for acquisitions, entered into bankruptcy proceedings during 1999, after announcing that it had terminated its acquisition activity and was offering a number of its own properties for sale. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, merged with Service Corporation International in 1999. The Loewen Group emerged from bankruptcy as Alderwoods Group, Inc. and was acquired by Service Corporation International in November 2006.
     We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing and restructuring debt. During fiscal year 2000 through fiscal year 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 and 2005, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. We continue to believe that the use of our cash to pay dividends, repurchase stock, reduce debt and construct funeral homes on our cemeteries or those of unaffiliated third parties is generally more attractive than acquisitions. However, if acquisition pricing improves, we believe that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure. On December 12, 2006, we acquired a new funeral home in the Eastern Division’s Southern Region which services approximately 250 families a year and is located in Florida.
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
     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2004 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.8 million in 2000 to 98.6 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.
     Growing demand for cremation. Consumer preferences in the death care industry tend to change slowly. One significant trend in the United States is an increasing preference of consumers for cremations. Industry research indicates that the percentage of cremations has increased steadily and that cremations will represent approximately 38 percent of funeral services in the United States by the year 2010, compared to 31 percent in 2004. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. However, industry research has shown that consumers most commonly choose cremation over traditional funerals for reasons other than cost, and we believe that cremations also provide our Company with an opportunity to offer families an array of additional products and services with an emphasis on customization.
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
Competitive Strengths
     Leading market positions. We are the second largest provider of funeral and cemetery products and services in the United States and have been in business for more than 90 years. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 100 funerals and 160 burials per year, our facilities perform an average of approximately 265 funerals and 370 burials per year. In addition, approximately 40 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.
     Strong cemetery operations. Our cemetery operations account for approximately 45 percent of our total revenues, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 39 percent of our total cemetery acreage is available for future development.
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
     Expertise in preneed sales; strong backlog. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,000 commissioned sales counselors. We estimate that as of October 31, 2006, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.
     Emphasis on customization and personalization. Our market research indicated that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options, such as designing a funeral service to reflect the special interests or accomplishments of the deceased. We developed a custom funeral planning program and had implemented this program in over 140 of our funeral homes at the end of fiscal year 2005 and in all of our funeral homes during fiscal year 2006. This program is now part of our regular training process. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. In our markets where these new business practices have been implemented, we believe that our product and service offerings have enhanced the experiences provided to families at our funeral homes and have contributed to increased revenues per sale.
     Expertise in enhanced cremation and alternative service offerings. Our alternative service firms are generally located in leased premises and have lower overhead than traditional funeral homes. Although death care arrangements at these locations are typically less expensive than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations.
     Centralized support services; cost controls. Our Shared Services Center, which we opened in 1997, was developed for the standardization and centralization of all of our facilities’ administrative and support processes such as accounting, management reporting, payroll, trust administration, contract processing, accounts receivable collection and other services. It allows us to decrease our costs without diminishing service by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance telephone services. As we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved through our Shared Services Center and expect to manage much of our growth with our existing infrastructure. Additionally, we have a centralized formal training strategy and began implementation of standardized marketing programs to enhance sales effectiveness. While our centralization of resources and standardization of processes represent a competitive advantage, our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in their operations and service to families in an effort to maintain the traditional structure and culture of an individually-owned operation. We believe that this is important in order to maintain the level of caring, personalized service expected by the families we serve.
     Experienced management. We have an experienced management team, many of whom owned and operated their own funeral homes and cemeteries and joined us when we acquired their businesses. Our five top executives have an average of 26 years of experience in the death care industry and have served our Company for an average of 11 years.
Business Strategy
     Implement strategic plan. In July 2005, management began to implement a new strategic plan designed to transform our culture and grow our business organically, with a focus on increasing the number of funeral calls, the average revenue per funeral call and the number of preneed sales. One part of the plan focuses on putting people first – customers and employees. In 2005, we hired an independent research firm to conduct market research with customers, prospective customers and front-line employees as a means of gaining a clearer understanding of customer service expectations. From that research we have implemented ways to increase customer satisfaction. We also conducted employee satisfaction surveys. In response to the surveys, we have emphasized the career ownership concept and enhanced our focus on advancement, development and awareness of opportunities within our organization. Additionally, through new employee orientation and enhanced communication from senior management, communication throughout the Company has improved as employees have better knowledge of changes that directly affect them. Another part of the strategic plan focuses on growing our business through several initiatives that include expanding our product and service offerings to the cremation consumer, forging additional third-party affiliations and marketing additional products and services to our existing customer-base.
     In order to more effectively communicate within our organization and execute this strategic plan, in July 2005 we announced a reorganization of our operating divisions from four to two. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
     Execute operating initiatives. Our executive management team identified several key strategies that we believe will improve the future growth of our business: increased cemetery property sales volume, growth in the number of funeral events performed, cost improvements and employee development initiatives. These initiatives have been a key focus for the last four fiscal years and we plan to continue them in 2007.
     We identified locations with maximum growth potential and developed specific plans to increase preneed property sales and attract new customers at each of those locations. We view preneed property sales as the catalyst for growth in our cemetery segment as they create a customer base for all our businesses. These sales also result in high margins and produce positive cash flow. We have transitioned to personalized selling, and in addition to responding to requests generated by our media campaigns, our salespeople have been successful in obtaining referrals from their existing customer base, allowing them to assist new customers with their cemetery and funeral needs.
     We continue to develop and implement strategies to drive at-need and preneed funeral growth throughout our organization. We implemented a funeral call incentive compensation program and continue to proceed with full implementation of our custom funeral planning program, additional advertising and employee training. We used the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We believe that the continuous addition of preneed funeral contracts to our backlog is a primary driver of sustainable long-term growth in the number of families served by our funeral homes.
     To improve margins and reduce costs, we identified opportunities where we could reduce costs without sacrificing long-term results. In 2003, we conducted in-depth reviews of cost centers by individuals outside of their areas of responsibility to assure effective utilization of all resources. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 throughout the organization. In the markets in which we operate, declining deaths in recent years have resulted in reduced activity in many of our businesses, requiring fewer employees. Additionally, we restructured for a flatter organization to bring leadership closer to those individuals who have the greatest potential to improve the performance of each location. There were no reductions in the number of commissioned sales counselors. We believe the workforce reduction and other cost reductions did not reduce the quality, service and value consistently provided to families through our funeral homes and cemeteries. We intend to continue controlling costs and growing revenues. For additional information, see Item 1A. “Risk Factors.”
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
     Focus on cash flow. In addition to controlling our costs, we plan to continue to focus on our cash flow. In fiscal year 2000, we restructured our preneed sales program to focus on increasing cash flow. We improved the quality of our preneed sales and the associated receivables by increasing finance charges, requiring larger down payments and shortening installment payment terms, although this resulted in a decrease in the overall level of preneed sales. Also in 2000, we suspended dividends and implemented a more rigorous internal process for reviewing capital expenditures. With a more solid cash flow position, on March 28, 2005, we initiated a quarterly cash dividend. We plan to continue our focus on improving our cash flow and continue controlling our costs by, among other things, obtaining volume discounts from suppliers and leveraging our operating costs through clustering and combination operations. Additionally, we have been incentivizing local managers to control costs by tying their compensation more closely to the profitability of the locations they manage. During fiscal year 2006, we established a director of purchasing position to provide additional focus and momentum in negotiating favorable long-term contracts with our supplier base.
     Deploy cash flow. We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. On March 28, 2005, we announced a new stock repurchase program, having completed our initial program initiated in June 2003, and announced that our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. During August 2006, we completed the stock repurchase plan purchasing a total of 5,096,303 shares of our Class A common stock for $30.0 million at an average price of $5.86 per share. In fiscal year 2005 and 2006, we paid $8.2 million and $10.7 million in dividends, respectively, and used $13.7 million and $22.0 million to repurchase stock, respectively. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We continue to believe that the use of our cash to pay dividends, repurchase stock, reduce debt and construct funeral homes on our cemeteries or those of unaffiliated third parties is generally more attractive than acquisitions. However, if acquisition pricing improves, we believe that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure. On December 12, 2006, we acquired a new funeral home in the Eastern division’s Southern Region which serves approximately 250 families a year and is located in Florida.
     Increase enhanced cremation products and services. In fiscal years 2006, 2005 and 2004, 39 percent, 37 percent and 37 percent, respectively, of the funeral services we performed in our continuing operations were cremations. The cremation rate in the United States has been increasing. According to industry estimates, 31 percent of funeral services in the United States during 2004 resulted in cremations, and cremations are expected to represent 38 percent of funeral services in the United States by the year 2010. As described above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings,” we have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes.

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
     Funeral operations. Funeral operations accounted for approximately 55 percent of our revenues for fiscal year 2006. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. As of October 31, 2006, we operated 229 funeral homes.
     Cemetery operations. Cemetery operations accounted for approximately 45 percent of our revenues for fiscal year 2006. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. As of October 31, 2006, we operated 143 cemeteries.
     Combination funeral home and cemetery operations. Approximately 48 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery. Many of these facilities are in our key markets, including New Orleans, Louisiana; Dallas, Fort Worth and Houston, Texas; Miami, Orlando, Tampa and St. Petersburg, Florida; and Los Angeles and San Diego, California.
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
     We have three primary strategies for growth through the use of combination operations. One strategy is to create combination operations by constructing funeral homes on the grounds of our cemeteries. Another is to enter into agreements to construct and operate funeral homes on the grounds of unaffiliated cemeteries, which allows us to enjoy many of the benefits of a combination operation without the capital investment of purchasing the cemetery. The cemetery revenue of the unaffiliated cemetery is enhanced as it benefits by being able to compete more effectively with other cemeteries or combination operations in the market and by providing a better service to their parishioners or other constituencies. The third strategy is to acquire combination operations.
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
     In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2006, five of these funeral homes were operating, and construction had begun on the sixth funeral home. The leases expire in 2039, and we do not have an option to renew. We account for these leases as operating leases.
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
     Cremation. In fiscal year 2006, 39 percent of the funeral services we performed in our continuing operations were cremations. The increasing preference of consumers for cremations is a significant trend in the United States. Industry research indicates that the percentage of cremations has steadily increased and that cremations will represent approximately 38 percent of funeral services in the United States by the year 2010, compared to 31 percent in 2004. We have been addressing this trend by providing enhanced cremation products and services at all of our funeral homes, including funeral services and memorialization for families choosing cremation. We are also addressing this trend through our alternative service firm strategy as discussed above in “Competitive Strengths — Expertise in enhanced cremation and alternative service offerings.”
     Preneed arrangements. We market death care products and services domestically on a preneed basis through a full-time staff of approximately 1,000 commissioned sales counselors. Preneed plans enable families to specify in advance and prepay for funeral and cemetery arrangements. Prearrangements spare families the emotional strain of making death care decisions at the time of need. The products and services included in preneed contracts are set at prices prevailing at the time the agreement is signed rather than when the products and services are delivered. As described in Note 2 to the consolidated financial statements included in Item 8, customer payments related to these contracts are generally placed in trust and invested or are used to purchase insurance policies to cover the cost of the future delivery of products and services. When the service or merchandise is delivered, we realize the full contract amount plus all accumulated trust earnings associated with that contract or the buildup in the face value of the insurance contract, generally offsetting increases in our costs due to inflation.
     We estimate that as of October 31, 2006, the future value of our preneed backlog (including estimated earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     Trusts and escrow accounts. We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. For further discussion of these trusts and escrow accounts, see Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. As of October 31, 2006, the market value of our preneed funeral merchandise and services trust and escrow accounts totaled approximately $465.5 million, the market value of our preneed cemetery merchandise and services trust and escrow accounts totaled approximately $200.7 million, and the market value of our cemetery perpetual care trusts totaled approximately $229.5 million.
     We believe that the balances in our trusts and escrow accounts, along with future earnings on the balances, insurance proceeds and installment payments due under contracts will be sufficient to cover our estimated cost of providing the related preneed services and products in the future. For additional information, see Item 1A. “Risk Factors.”
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our investment portfolio and for our prearranged funeral, merchandise and cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services exclusively to our trusts for a fee. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 20 to the consolidated financial statements included in Item 8. ITI is registered with the SEC under the Investment Advisers Act of 1940. As of October 31, 2006, ITI managed assets with a market value of approximately $874.9 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates within the guidelines of a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.
     Management. We have an experienced management team, many of whom joined us through acquisitions. Our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level. We provide business support services primarily through our Shared Services Center, which opened in 1997 and provides centralized and standardized accounting, management reporting, payroll, contract processing, accounts receivable collection and other services for all of our facilities. In December 2003, we restructured certain management functions and reduced our employee headcount by approximately 300 throughout the organization. Effective for the fourth quarter of fiscal year 2005, we reorganized our operating divisions from four to two.
     As of October 31, 2006, we were divided into two geographic operating divisions in the United States, each of which was managed by a division president and chief financial officer. Our operating divisions are further divided into regions, each of which is managed by a regional vice president. We also have a Corporate Division, which manages our corporate services, accounting, financial operations and strategic planning and a Sales and Marketing Division responsible for sales teams in all operating divisions. From time to time, we may increase, reduce or realign our divisions and regions.
     John P. Laborde, an independent member of the Board of Directors since 1995, was appointed Chairman of the Board in April 2005. On June 6, 2006, Thomas M. Kitchen, Executive Vice President and Chief Financial Officer, was appointed as Acting Chief Executive Officer upon the retirement of Kenneth C. Budde, then Chief Executive Officer. Our Board of Directors is in the process of completing its search for a new Chief Executive Officer. On November 2, 2006, we announced the retirement of Everett N. Kendrick, Executive Vice President, Chief Operating Officer and President-Sales and Marketing Division, effective December 31, 2006.
     Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2006, 2005 and 2004, see Note 20 to our consolidated financial statements included in Item 8.
Competition
     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of limited services or products. Discount retailers have begun marketing caskets at prices that are sometimes substantially lower than what we offer. Consumers can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet, and recently, the first large general merchandise company has entered the market for low-cost caskets. Market share for funeral services and cemetery property is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important, and price can be especially important for funeral and cemetery merchandise. Because of the significant role of goodwill and tradition, market share increases for funeral services and cemetery property are usually gained over a long period of time. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sales of preneed funeral services. Information about our sales and marketing approach can be found above under the heading “Business Strategy.”
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
Employees
     As of October 31, 2006, we employed approximately 5,400 persons, and we believe that we maintain a good relationship with our employees. Approximately 147 of our employees are represented by labor unions or collective bargaining units.
Item 1A. Risk Factors
Cautionary Statements
     Our business is subject to significant risks. We caution readers that the following important factors, among others, in some cases have affected, and in the future, could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements in this report and in any other forward-looking statements made by us or on our behalf.
Risks Related to Our Business
From fiscal years 1994 to 2004, we experienced a decline in funeral call volume due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
     We experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2001 to 2002 and 2002 to 2003, same-store funeral call volumes decreased 1.5 percent and 2.6 percent, respectively. One of the operating initiatives announced in 2003 was to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. Nevertheless, we experienced a decline in same-store funeral call volumes from fiscal year 2003 to 2004 of 1.0 percent. We experienced an increase of 0.4 percent and a decrease of 0.3 percent in same-store funeral call volumes for the years ended October 31, 2005 and 2006, respectively, which includes the impact of the Louisiana funeral homes affected by Hurricane Katrina. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term.
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
     In fiscal year 2005 our business was adversely affected by Hurricanes Katrina, Wilma and Rita. We believe that a significant portion of the loss we experienced due to Hurricane Katrina should be covered by insurance, but we cannot predict the long-term effects on our operations of the following factors: the economic conditions currently existing in the New Orleans metropolitan area; the success and timing of repairs and reconstruction of the New Orleans metropolitan area and of our facilities following the effects of Hurricane Katrina; or the timing and amount of collection of insurance recoveries.
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
     At October 31, 2006, we had unrealized losses in our preneed funeral and cemetery merchandise and services trusts totaling $5.2 million and $3.0 million, respectively, based on the adjusted cost basis of the investments and had other than temporary declines of $79.4 million and $42.9 million, respectively, from their original cost basis. Unrealized gains and losses in those trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying products or services. Accordingly, if the market value of these investments does not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. Unrealized gains and losses in the cemetery perpetual care trusts do not affect earnings but could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.
Increased preneed sales may have a negative impact on cash flow and earnings.
     Preneed sales of cemetery property and funeral and cemetery products and services, which are generally paid on an installment basis, are generally cash flow negative initially, primarily due to the commissions and other costs to acquire the sale and the fact that a portion of the sales proceeds is required to be placed into trusts or escrow accounts. We will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow would be further reduced, and our ability to service debt could be adversely affected.
Increased costs may have a negative impact on earnings and cash flows.
     During fiscal year 2004, we reduced funeral, cemetery and corporate general and administrative expenses, primarily through a reduction in our workforce. We may not be successful in maintaining our margins and may incur additional costs. For example, we are experiencing increased costs, at least in the near term, as a result of Hurricane Katrina. We have also incurred significant legal costs to defend unanticipated class action litigation and significant costs in connection with Sarbanes-Oxley compliance, our deferred revenue project and restatement of our financial statements. We will incur additional costs in fiscal year 2007 in conjunction with improving our accounting systems.
     Insurance costs, in particular, have increased substantially in recent years. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Insurers have increased premiums to offset losses in equity markets due to recent economic conditions. Insurance costs may also increase in the future due to the volume of claims associated with Hurricanes Katrina, Rita and Wilma. Additionally, in 2005, we experienced increases in health insurance costs while in 2006, we experienced reduced claims. Additional increases in insurance costs cannot be predicted.
Our Chairman Emeritus may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of shareholders.
     As of October 31, 2006, our Chairman Emeritus, Frank B. Stewart, Jr., held 7,235,885 shares (or approximately 7 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 31 percent of our total voting power, while holding approximately 10 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.
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
Our ability to maintain compliance with our covenants under our senior secured credit facility and 6.25 percent senior notes is dependent upon many factors. Covenant restrictions may also limit our ability to operate our business.
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
     The declaration of dividends on our common stock in the future is subject to the discretion of our Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is restricted under our senior credit facility. See Note 14 to the consolidated financial statements included in Item 8.
Unanticipated litigation or negative developments in pending litigation or the SEC investigation could have a material adverse effect on our financial statements.
     We are a defendant in the litigation described in Note 19 to the consolidated financial statements included in Item 8 and other litigation in the ordinary course of business. Also as described in Note 19, we have received a subpoena from the SEC, issued pursuant to a formal order of investigation, seeking documents and information related to our previously disclosed and completed deferred revenue project. The outcome of litigation and investigations is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us.
We may not able to consummate significant acquisitions successfully.
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
Our Company may be adversely affected if we are unable to timely complete our search for a new Chief Executive Officer (“CEO”) and successfully transition to new leadership.
     Kenneth C. Budde, our former President and Chief Executive Officer, retired effective June 30, 2006. Thomas M. Kitchen, the Company’s Chief Financial Officer, is serving as acting CEO and as Chief Financial Officer while the Board conducts a national search for a permanent CEO. On November 2, 2006, we announced the retirement of Everett N. Kendrick, Executive Vice President, Chief Operating Officer and President-Sales and Marketing Division, effective December 31, 2006. Our Company may be adversely affected if we are unable to timely complete our search for a new CEO and successfully transition to new leadership.
Risks Related to the Death Care Industry
Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term, and reliable statistics on deaths in particular markets can be difficult to obtain.
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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 38 percent of deaths in the United States by the year 2010, compared to 31 percent in 2004. In fiscal years 2004, 2005 and 2006, 37 percent, 37 percent and 39 percent, respectively, of the funeral services we performed in our continuing operations were cremations, and 49 percent, 54 percent and 56 percent of those were direct cremations, respectively. A full service cremation, which includes a funeral service, a casket and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. During fiscal year 2006 we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service funerals and cremations. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.
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
     The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations.
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
Item 1B. Unresolved Staff Comments
     On May 9, 2006, we received a letter from the Staff of the SEC and we are in discussions with them regarding whether the presentation in our statement of cash flows of activities relating to our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts on a net basis, with all activities being classified within operating activities, complies with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” The SEC has raised this issue with other companies in our industry also. We believe our current presentation is correct. Based on discussions with the SEC, we believe that the resolution of this issue could result in a change in prospective treatment of these items in the statement of cash flows and will not result in a restatement of our prior period financial statements.

Item 2. Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our geographic operating segments as of October 31, 2006:

	Number of
	Funeral	Number of
Operating Segment	Homes	Cemeteries	Geographic Areas
Western Division – Funeral	121		Alabama, Arkansas, California, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington

Western Division – Cemetery		49	Alabama, Arkansas, California, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington, Wisconsin

Eastern Division – Funeral	108		Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

Eastern Division – Cemetery		94	Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

	229	143

     As of October 31, 2006, approximately 75 percent of our 229 funeral home locations were owned by our subsidiaries, and approximately 25 percent were held under operating leases. The leases have terms ranging from one to 12 years, except for one lease that expires in 2032 and five leases with the Archdiocese of Los Angeles that expire in 2039. An aggregate of $0.3 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
     As of October 31, 2006, we owned 143 cemeteries covering a total of approximately 10,032 acres. Approximately 39 percent of the total acreage is available for future development.
     We own a 98,200 square-foot building in suburban New Orleans that we use for our corporate headquarters, shared services center, human resources, communications, internal audit and information systems departments.
Item 3. Legal Proceedings
     For a discussion of our current litigation and SEC investigation, see Note 19 to the consolidated financial statements included in Item 8.
     In addition to the matters described in Note 19, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material effect on our consolidated financial position, results of operations or cash flows.
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

Name	Age	Position
Thomas M. Kitchen	59	Acting Chief Executive Officer, Executive Vice President, Chief Financial Officer and Director(1)

Brent F. Heffron	57	Executive Vice President and President—Eastern Division(2)

Lawrence B. Hawkins	58	Executive Vice President and President—Investors Trust, Inc.

G. Kenneth Stephens, Jr.	45	Executive Vice President and President—Western Division(3)

Randall L. Stricklin	62	Senior Vice President and President—Corporate Development(4)

Kenneth G. Myers, Jr.	49	Senior Vice President of Finance(5)

Lisa T. Winningkoff	39	Vice President and Senior Administrative Officer(6)

Lewis J. Derbes, Jr.	35	Vice President, Secretary and Treasurer(7)

Angela M. Lacour	34	Vice President, Corporate Controller and Chief Accounting Officer(8)

(1)	Mr. Kitchen has served as Executive Vice President and Chief Financial Officer since December 2, 2004 and was appointed as Acting Chief Executive Officer on June 7, 2006. He has also served as a director since February 18, 2004. From July 2003 until he became our Chief Financial Officer, he served as an investment management consultant with Equitas Capital Advisors, LLC. From 1987 to 1999, he was Chief Financial Officer of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers. He served as President of Avondale from 1999 to 2002, after Avondale’s acquisition by Litton Industries, which was subsequently acquired by Northrop Grumman Corporation.

(2)	Mr. Heffron has served as Executive Vice President and President of our Eastern Division since July 14, 2005. From November 1, 1998 to July 13, 2005, he served as Executive Vice President and President of our Southern Division.

(3)	Mr. Stephens has served as Executive Vice President and President of our Western Division since July 14, 2005. From January 31, 2000 to July 13, 2005, he served as Senior Vice President and President of our Eastern Division. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(4)	Mr. Stricklin has served as Senior Vice President and President of Corporate Development since July 14, 2005. From April 20, 2000 to July 13, 2005, he served as Senior Vice President and President of our Western Division. From August 10, 1999 to April 19, 2000, he served as Chief Operating Officer of the Southern Region of our Western Division.

(5)	Mr. Myers has served as Senior Vice President of Finance since February 20, 2006. He has also served as a consultant to the Company from February 2005 to February 2006. From July 2004 through February 2006, he provided consulting services specializing in Sarbanes-Oxley compliance. From 2001 to 2004, he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels. He served as Vice President of Avondale Industries, Inc. from 1992 to 2001 which was subsequently acquired by Northrop Grumman Corporation.

(6)	Since December 2005, Ms. Winningkoff has served as Vice President and Senior Administrative Officer. From December 2004 to December 2005, she served as the Company’s Compensation and Benefits Director. From July 2002 through December 2004, she served as the Director of Compliance. Prior to that time, she served as the Company’s Assistant Treasurer.

(7)	Mr. Derbes has served as Vice President, Secretary and Treasurer since May 2005. Prior to joining the Company, Mr. Derbes served as Chief Financial Officer of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels, from 2002 through 2004 and as Operations Manager of Kirschman’s LLC, a furniture retailer, from late 2004 until joining the Company.

(8)	On July 10, 2006, Ms. Lacour was appointed Vice President, Corporate Controller and Chief Accounting Officer. She joined the Company in February 1997, and has served in a variety of financial and accounting positions, most recently as Assistant Corporate Controller since March 2001. Prior to joining the Company, Ms. Lacour was an auditor with KPMG LLP for four years.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class A common stock trades on the Nasdaq Global Select Market under the symbol STEI. On December 29, 2006, the closing sale price as reported by the Nasdaq Stock Market was $6.25. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the Nasdaq Stock Market. As of December 29, 2006, there were 1,213 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2006
Fourth Quarter	$6.40	$5.07
Third Quarter	6.09	4.96
Second Quarter	6.04	4.87
First Quarter	5.93	4.78

Fiscal Year 2005
Fourth Quarter	$7.71	$4.43
Third Quarter	7.62	5.23
Second Quarter	6.58	5.14
First Quarter	7.75	6.23
     There is no established public trading market for our Class B common stock. As of December 29, 2006, our Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2006, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 31 percent of our total voting power and held approximately 10 percent of our outstanding equity.
Dividends
          On October 5, 2000, our Board of Directors suspended the payment of quarterly dividends on our common stock. On March 28, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of common stock. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our secured senior credit facility. See Note 14 to the consolidated financial statements included in Item 8.
Sales of Unregistered Equity Securities
          For many years, we have maintained a 401(k) plan with various investment options. Until September 1, 2006, employees had the option to invest in our Class A common stock. We had a Registration Statement on Form S-8 in effect for this 401(k) plan. In January 2003, we adopted a separate plan for the employees of our Puerto Rican subsidiary (the “Puerto Rico Plan”). Employees of this subsidiary were also permitted to invest in our Class A common stock through the Puerto Rico Plan through September 1, 2006. We did not file a separate Registration Statement on Form S-8 with the SEC for the Puerto Rico Plan until December 8, 2004. From January 1, 2003 to December 7, 2004, three participants in the Puerto Rico Plan acquired a total of 1,146 units in the Stewart Enterprises, Inc. Stock Fund (approximately 1,643 shares of our Class A common stock based upon the closing sale price of our Class A common stock on December 7, 2004 of $7.50 per share) through the Puerto Rico Plan as a result of employee contributions, employer matching contributions and employee transfers from other investment funds or plans. Because participants in the Puerto Rico Plan purchased shares of our Class A common stock through the Puerto Rico Plan prior to the filing of the Registration Statement, these participants may have the right to rescind their purchases or recover damages if they no longer own the shares, subject to the applicable statute of limitations. Due to the small number of unregistered shares sold, our potential liability is not material. In conjunction with the transition of the plans to a new recordkeeper on September 1, 2006 and the offering of new investment options, we eliminated Stewart stock as an investment option. In August 2006, we filed amendments to the Form S-8s in effect for both plans that deregistered the remaining unsold securities registered thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          We had a stock repurchase program under which we were authorized to invest up to $30.0 million in the repurchase of our common stock. As of October 31, 2006, we had completed the plan. The table below provides information about purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the fourth quarter of fiscal year 2006, in the format required by SEC rules.
Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased as	dollar value of shares
			part of publicly	that may yet be
	Total number of	Average price	announced	purchased under the
Period	shares purchased	paid per share	plans or programs(1)	plans or programs
August 1, 2006 through August 31, 2006	175,903	$5.37	175,903	$152,891

September 1, 2006 through September 30, 2006	—	$—	—	$152,891

October 1, 2006 through October 31, 2006	—	$—	—	$152,891

Total	175,903	$5.37	175,903	$152,891

(1)	On March 28, 2005, we announced and in the fourth quarter of fiscal year 2006 we completed a $30.0 million stock repurchase program. Repurchases under the program were limited to our Class A common stock, and were made in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending upon market conditions and other factors.
Item 6. Selected Financial Data
Reclassifications
          The following selected consolidated financial data for the fiscal years ended October 31, 2002 through October 31, 2006 are derived from our audited consolidated financial statements, as reclassified. The data for fiscal years 2002 through 2005 have been reclassified to reflect certain businesses as discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as discussed in footnote 1 to the table below and in Note 2(v) to the consolidated financial statements included in Item 8. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
Comparability of Information in Selected Consolidated Financial Data Table
          As discussed in more detail in the footnotes to the table below and in the related footnotes to the consolidated financial statements included in Item 8, the following are the main factors that materially affect the comparability of the revenues, gross profits and assets reflected in the selected financial data:
•	SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), was implemented in fiscal year 2002.

•	Fiscal year 2002 includes the results of our foreign operations in continuing operations. The sale of our foreign operations was completed in fiscal year 2002.

•	In fiscal year 2004, we adopted Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).

•	In fiscal year 2005, we changed our method of accounting for preneed selling costs.

•	In fiscal year 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

•	All businesses sold in fiscal years 2004, 2005 and 2006 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)
	2006		2005		2004		2003		2002
Statement of Earnings Data:
Revenues:
Funeral	$282,701		$273,383		$270,576		$268,389		$310,783
Cemetery	234,959		219,253		222,705		209,200		214,846

Total revenues	517,660	(2)	492,636		493,281		477,589		525,629
Gross profit:
Funeral	65,416		61,635		68,717		58,753		71,631
Cemetery	49,478		40,582		46,239		39,764		40,421

Total gross profit	114,894		102,217		114,956		98,517		112,052
Corporate general and administrative expenses	(31,739)		(19,440)		(17,097)		(17,733)		(17,261)
Hurricane related recoveries (charges), net	1,628	(2)	(9,366	) (2)	—		—		—
Separation charges	(991	) (3)	(1,507	) (3)	(3,435	) (3)	(2,450	) (3)	—
Gains on dispositions and impairment (losses), net	(353	) (4)	1,234	(4)	(225	) (4)	(9,562	) (4)	(18,500	) (5)
Other operating income, net	1,315		1,422		2,090		2,082		2,534

Operating earnings	84,754	(2)(3)(4)	74,560	(2)(3) (4)	96,289	(3)(4)	70,854	(3)(4)	78,825	(5)
Interest expense	(29,633)		(30,460)		(47,335)		(53,643)		(61,980)
Loss on early extinguishment of debt	—		(32,822	) (6)	—		(11,289	) (7)	—
Investment and other income (expense), net	3,676		713		178		(749)		794

Earnings from continuing operations before income taxes	$58,797		$11,991		$49,132		$5,173		$17,639

Earnings from continuing operations	$37,544		$8,718		$30,953		$1,630		$11,111
Earnings (loss) from discontinued operations	49	(4)	1,136	(4)	5,739	(4)	(19,662	) (4)	1,182
Cumulative effect of change in accounting principles (net of $101,061 and $16,310 income tax benefit in 2005 and 2002, respectively)	—		(153,180	) (1)	—		—		(193,090	) (1)

Net earnings (loss)	$37,593		$(143,326)		$36,692		$(18,032)		$(180,797)

Per Share Data:
Basic earnings (loss) per common share:
Earnings from continuing operations	$.35	(2)(3)(4)	$.08	(2)(3)(4)(6)	$.29	(3)(4)	$.01	(3)(4)(7)	$.10	(5)
Earnings (loss) from discontinued operations	—		.01	(4)	.05	(4)	(.18	) (4)	.01
Cumulative effect of change in accounting principles	—		(1.40	) (1)	—		—		(1.79	) (1)

Net earnings (loss)	$.35		$(1.31)		$.34		$(.17)		$(1.68)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$.35	(2)(3)(4)	$.08	(2)(3)(4)(6)	$.29	(3)(4)	$.01	(3)(4)(7)	$.10	(5)
Earnings (loss) from discontinued operations	—		.01	(4)	.05	(4)	(.18	) (4)	.01
Cumulative effect of change in accounting principles	—		(1.40	) (1)	—		—		(1.78	) (1)

Net earnings (loss)	$.35		$(1.31)		$.34		$(.17)		$(1.67)

Weighted average common shares outstanding (in thousands):
Basic	106,855		109,040		107,522		108,220		107,861

Diluted	106,900		109,205		108,159		108,230		108,299

Dividends declared per common share	$.10		$.075		$—		$—		$—

(continued)

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31, (8)
	2004	2003	2002
Pro forma amounts assuming 2005 change in accounting principle for preneed selling costs was applied retroactively:
Net earnings (loss)	$30,739	$(24,721)	$(186,907)

Basic earnings (loss) per common share	$.28	$(.23)	$(1.73)

Diluted earnings (loss) per common share	$.28	$(.23)	$(1.73)

	October 31,
	2006	2005	2004	2003	2002
Balance Sheet Data :
Assets	$2,380,577	$2,335,609	$2,511,508	$2,504,161	$2,565,047
Long-term debt, less current maturities	374,020	406,859	415,080	488,180	542,548
Shareholders’ equity	446,893	439,453	587,978	552,731	570,017
Selected Consolidated Operating Data

	Year Ended October 31,(1)
	2006	2005	2004	2003	2002
Operating Data:

Funeral homes in operation at end of period	229	231	242	299	307

At-need funerals performed	38,937	39,264	42,542	48,544	71,017
Prearranged funerals performed	21,799	22,076	23,891	22,538	24,314

Total funerals performed	60,736	61,340	66,433	71,082	95,331

Prearranged funerals sold	30,738	28,967	29,296	28,563	31,270
Backlog of prearranged funerals at end of period	333,592	326,672	337,879	347,785	349,110

Cemeteries in operation at end of period	143	144	147	148	150
Interments performed	52,255	52,436	53,149	53,830	57,405

(1)	Effective November 1, 2001, we implemented SFAS No. 142, which eliminated the amortization of goodwill and resulted in a $209.4 million ($193.1 million after tax, or $1.78 per diluted share) charge for the cumulative effect of the change in accounting principles. Effective November 1, 2004, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales to expense them as incurred, which resulted in a $254.2 million ($153.2 million after tax, or $1.40 per diluted share) charge for the cumulative effect of the change in accounting principles. For additional information, see Note 3(b) to the consolidated financial statements included in Item 8.

Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. Our financial statements were not restated to reflect the implementation of FIN 46R. Accordingly, the implementation of FIN 46R is reflected in our fiscal year 2004, 2005 and 2006 financial statements, but not in our financial statements for fiscal years 2003 or 2002. The implementation of FIN 46R affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no material effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion, see Notes 2(k) and 4 through 7 to the consolidated financial statements included in Item 8.

Effective November 1, 2005, we implemented SFAS No. 123R, using the modified prospective application transition method. Our financial statements were not restated to reflect this implementation. Accordingly, the implementation of SFAS No. 123R is reflected in our fiscal year 2006 financial statements but not in our financial statements for fiscal years 2005, 2004, 2003 and 2002. For additional information, see Note 18 to the consolidated financial statements included in Item 8.

All businesses sold in fiscal years 2004, 2005 and 2006 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. The operating data presented represents activity related to our total operations for the respective year. See Note 2(v) to the consolidated financial statements included in Item 8.

Fiscal year 2002 includes the results of our foreign operations in continuing operations. The sale of our foreign operations was completed in fiscal year 2002.

(2)	In fiscal year 2006, we recorded $3.2 million in business interruption insurance proceeds in funeral and cemetery revenue related to Hurricane Katrina, which struck the New Orleans metropolitan area and Mississippi and Alabama Gulf Coasts on August 29, 2005. In fiscal years 2006 and 2005, we also recorded $1.6 million and ($9.4) million, respectively, in net recoveries (expenses) related to Hurricane Katrina. See Note 22 to the consolidated financial statements included in Item 8.

(3)	During fiscal year 2006, we recorded $1.0 million in separation charges related to separation pay of a former executive officer and additional reorganization costs for the 2005 restructuring of the divisions. During the fourth quarter of 2005, we restructured our operating divisions and incurred $1.5 million in related severance charges. During fiscal years 2004 and 2003, we incurred $3.4 million and $2.5 million, respectively, in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 13 to the consolidated financial statements included in Item 8.

(4)	In fiscal year 2003, we incurred charges for the impairment of certain long-lived assets related to our divestiture plan of $9.6 million in continuing operations and $22.2 million in discontinued operations. In fiscal year 2004, we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations and $2.4 million in discontinued operations. In fiscal year 2005, we recorded gains on dispositions, net of impairment losses, of $1.2 million in continuing operations and $1.2 million in discontinued operations. In fiscal year 2006, we recorded gains on dispositions, net of impairment losses, of ($0.3) million in continuing operations. As of October 31, 2004, we had closed on the sale of 56 businesses with an additional 15 closing in fiscal year 2005 and an additional 3 closing in fiscal year 2006. See Note 12 to the consolidated financial statements included in Item 8.

(5)	In the third quarter of 2002, primarily as a result of the significant devaluation of the Argentine peso and the depressed economic conditions in Argentina, we changed our estimate of our expected loss on the disposition of assets held for sale, and we incurred a charge of $18.5 million.

(6)	In the first quarter of fiscal year 2005, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million to write off fees associated with the previous credit facility. In the second quarter of fiscal year 2005, we completed the private offering of our 6.25 percent senior notes and recorded a charge for early extinguishment of debt of $30.0 million representing the bond tender premium, related fees and expenses and the write-off of unamortized fees related to our 10.75 percent senior subordinated notes. In the third quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. For additional information, see Note 14 to the consolidated financial statements included in Item 8.

(7)	In the third quarter of 2003, we incurred an $11.3 million charge related to the redemption of our Remarketable Or Redeemable Securities (“ROARS”).

(8)	The pro forma data presented for fiscal years 2002 through 2004 is reported as if the fiscal year 2005 change in accounting principle had occurred at the beginning of fiscal year 2002.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Fiscal Year 2006
          We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of December 29, 2006, we owned and operated 230 funeral homes and 143 cemeteries in 25 states within the United States and Puerto Rico.
          We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust fund earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale.

          For fiscal year 2006, we had net earnings of $37.6 million compared to a net loss of $143.3 million for fiscal year 2005. Contributing to the net loss in 2005 was an after-tax charge of $153.2 million for the cumulative effect of change in accounting principle related to the change in our method of accounting for preneed selling costs, implemented effective November 1, 2004. Fiscal year 2006 earnings from continuing operations increased by $28.8 million to $37.5 million compared to $8.7 million for fiscal year 2005. Contributing to the increase were charges for the loss on early extinguishment of debt in 2005 of $32.8 million related to the refinancing of our senior secured credit facility and our 10.25 percent senior subordinated notes. Funeral gross profit increased $3.8 million, and cemetery gross profit increased $8.9 million. Corporate general and administrative expenses increased $12.3 million in 2006 due primarily to a $3.6 million increase in professional fees associated with our defense of class action litigation, a $2.5 million increase in professional fees related to the amended SEC filings, a $1.5 million increase in expenses related to expanded and improved training and a $1.2 million increase due to the adoption of SFAS No. 123R. We also recorded a $1.6 million recovery for net hurricane-related costs compared to a $9.4 million charge in 2005. Further discussion of the effect of the 2005 hurricanes can be found below in Note 22 to the consolidated financial statements included in Item 8.
          Funeral revenue increased $9.3 million from $273.4 million in fiscal year 2005 to $282.7 million in fiscal year 2006 primarily due to an increase in average revenue per call of 1.9 percent and business interruption insurance proceeds of $2.8 million offset by a 0.3 percent decrease in funeral services performed by same-store businesses. Same-store results include the three funeral homes impacted by Hurricane Katrina. Excluding these funeral homes, average revenue per call increased 1.8 percent and same-store funeral call growth increased 0.2 percent. Cemetery revenue increased $15.7 million from $219.3 million in fiscal year 2005 to $235.0 million in fiscal year 2006 due to increases in revenue from the sale of cemetery property, increases in merchandise deliveries, increases in perpetual care trust earnings and decreases in the reserve for cancellations, offset by a decrease in construction during the year on various cemetery projects.
          For fiscal year 2006, we achieved a 12.3 percent increase in preneed funeral sales. We also experienced an eight percent increase in cemetery property sales.
          During 2006, our largest funeral operation in New Orleans operated out of a temporary facility. Reconstruction of this funeral home began in early fiscal year 2007 and is expected to be completed by early 2008. The second largest funeral home in New Orleans was not open during fiscal year 2006 but is expected to open in the second quarter of 2007. The smallest funeral home in New Orleans opened during the third quarter of 2006. Burials occurred in all of our Louisiana cemeteries during 2006. We have renovations remaining at one of the mausoleums.
          As of October 31, 2006, we had achieved our lowest net debt level in over ten years. During fiscal 2006, we used $33.2 million to reduce our debt, including $30.0 million in unscheduled principal payments on our Term Loan B. We initiated a quarterly cash dividend of two and one-half cents per share of common stock in the second fiscal quarter of 2005, and in fiscal year 2006 paid $10.7 million in dividends on our common stock. In addition, we used $22.0 million to repurchase shares of our Class A common stock pursuant to our recently completed $30.0 million stock repurchase program.
          We discovered certain adjustments that relate to prior accounting periods while preparing our quarterly report for the three months ended July 31, 2006 and our annual report for the year ended October 31, 2006, which are reflected in this annual report. See Note 2(u) to the consolidated financial statements included in Item 8. We do not believe these adjustments are quantitatively or qualitatively material to our financial position, results of operations and cash flows for the year ended October 31, 2006 or to any of our prior annual or quarterly financial statements. As a result, we have not restated any prior period amounts.
Preneed — Backlog, Trust Portfolio and Cash Impact of Sales
Overview
          We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 2(i), 2(j), 2(k), and Notes 4 through 7 to the consolidated financial statements included in Item 8.
Backlog
          We estimate that as of October 31, 2006 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. As of October 31, 2006, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.6 billion.
Trust Portfolio
          We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. We recognize earnings and losses realized by preneed funeral and cemetery merchandise and services trusts at the time of delivery of underlying products and services. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. Because approximately 57 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.
          From 1991 through 1999, we achieved an overall annual realized return of 8.0 percent to 9.0 percent in our domestic trusts. However, the average realized return on our domestic trusts was 5.8 percent, 6.3 percent, 4.3 percent, 4.8 percent, 2.6 percent, 4.3 percent and 5.1 percent for fiscal years 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. For fiscal year 2006, including realized and unrealized gains and losses, we achieved a 12.7 percent return on our funeral and cemetery merchandise and services trusts and an 11.0 percent return on our perpetual care trusts, compared to 6.8 percent and 3.5 percent, respectively, for fiscal year 2005, and 7.7 percent and 6.5 percent for the last three fiscal years.
          We mark our trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items on the balance sheet, with a corresponding increase or decrease in the deferred preneed revenue and non-controlling interest line items on the balance sheet. Therefore, there is no effect on current period net income.
          We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. In addition, we periodically review our investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value, which is allocated to the non-controlling interests in the trusts. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $79.4 million and $42.9 million, respectively, as of October 31, 2006, from their original cost basis. They had net unrealized appreciation of $21.5 million and $7.4 million, respectively, as of October 31, 2006 resulting from temporary unrealized gains and losses. See Notes 4 and 5 to the consolidated financial statements included in Item 8.
          Our cemetery perpetual care trust accounts had other than temporary declines of $32.4 million as of October 31, 2006, from their original cost basis. They had net unrealized appreciation of $13.1 million as of October 31, 2006 resulting from temporary unrealized gains and losses. See Note 6 to the consolidated financial statements included in Item 8. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.
          Aggregate unrealized losses for twelve months or longer for temporarily impaired investments totaled $11.2 million at October 31, 2006, down from $16.1 million at October 31, 2005. Of the $11.2 million, approximately 69 percent, or $7.7 million, were generated by common stock investments in 39 companies of which 37 are included in the Standard and Poor’s 500 Index (“S&P 500 Index”). These securities represent approximately 7.7 percent of the securities in our portfolio. Although we cannot predict future stock prices, our management expects that the S&P 500 Index will continue to recover and that these stocks may recover along with the overall Index. We also have the ability and intent to hold these investments for the forecasted recovery period.
          Whether or not we classify an investment as temporarily impaired or other than temporarily impaired has no effect on our basic consolidated financial statements (i.e., balance sheet, statement of earnings, statement of cash flows and statement of shareholders’ equity) because the investments are marked to market value each quarter and are included in the financial statements at current market value in accordance with our accounting under FIN 46R. The classification only affects the footnote presentation. The cost basis of investments classified as other than temporarily impaired is reduced to market value in the “Adjusted Cost Basis” column in Notes 4, 5 and 6, whereas other investments are included in that column at their actual cost basis.
          We perform a separate analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we determine which trusts are in a net loss position by comparing the aggregate market value of the trust’s investments with the aggregate actual cost basis of the investments. If the aggregate cost basis exceeds the aggregate market value of the investments, the trust is considered to be in a net loss position. For trusts in a net loss position, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of proceeds for contracts associated with the trusts in question as of that particular balance sheet date. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of proceeds to the estimated costs to deliver the contracts, which consist primarily of merchandise costs. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our backlog. Due to the margins of our preneed contracts and the trust portfolio returns we enjoyed, there is currently substantial capacity for additional market depreciation before a contract loss would result.
Cash Impact of Preneed Sales
          The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the timing of the tax payments on the sale, the portion of the sale required to be placed into trust and the terms of the particular contract (such as the size of the down payment required and the length of the contract). We generally pay commissions to our preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because we are required to place a portion of each cash installment paid by the customer into trust, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract.

          Cash expended for the commissions related to preneed funeral and preneed cemetery services and merchandise sales is expensed as incurred. See Note 3(b) to the consolidated financial statements included in Item 8 for a discussion of the change in accounting for preneed selling costs in fiscal year 2005.
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
Deferred Revenue and Revenue Recognition
          Funeral revenue is recognized when funeral services are performed. Our funeral receivables included in current receivables primarily consist of amounts due for funeral services already performed. We sell price-guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings and increasing insurance benefits, are deferred until such time that the funeral services are performed (see Note 2(i) to the consolidated financial statements included in Item 8).
          Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66. Under SFAS No. 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10 percent) of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed (see Note 2(j) to the consolidated financial statements included in Item 8).
          We defer all dividends and interest earned and net capital gains and losses realized by preneed funeral trust and preneed cemetery merchandise trust accounts until the underlying service or the merchandise is delivered.
Variable Interest Entities
          We consolidate our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. This implementation was as of April 30, 2004 and only affected our consolidated balance sheet and had no impact on our second quarter 2004 results of operations or cash flows. In subsequent periods, the implementation of FIN 46R, as it relates to the consolidation of trusts, affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion of our accounting policies after the implementation of FIN 46R, see Notes 2(k) and 4 through 7 to the consolidated financial statements included in Item 8.
Allowance for Doubtful Accounts
          Management must make estimates of the uncollectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of historical collection and write-off experience. We also establish an allowance for cancellations of insurance commissions based on historical experience for cancellations of insurance contracts within the period of refundability. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.

Depreciation of Long-Lived Assets
          Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Buildings and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment (including computer equipment, light equipment, heavy equipment and crematory equipment) is generally depreciated over periods ranging from three to 20 years. Vehicles are generally depreciated over five to seven years. Leasehold improvements are depreciated over the shorter of the term of lease or the life of the asset. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.
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
Valuation of Goodwill
          In our determination of reporting units for goodwill impairment testing purposes, both qualitative and quantitative characteristics are evaluated. Gross margins are analyzed for purposes of determining whether or not our operating divisions are considered economically similar. Our division presidents also review a variety of metrics when assessing the performance of our regions. Qualitative factors include the nature of our products and services, consistency of products and services and the delivering of those products and services in our funeral homes and cemeteries, the similarity of class of customers across all locations and regulations in different jurisdictions. Based on our evaluation performed, we have 13 reporting units. See Note 2(g) to the consolidated financial statements included in Item 8 for additional information.
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
          Our goodwill impairment test involves estimates and management judgment using a discounted cash flow valuation methodology. Step two of our impairment test involves determining estimates of the fair values of our assets and liabilities. We may obtain assistance from third parties in assessing the fair value of certain of our assets, primarily real estate, in performing our step two analysis. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill amounted to $273.4 million as of October 31, 2006 and 2005.

Accounting for Income Taxes
          As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. The following items are reviewed to determine if a valuation allowance is required: net operating losses (federal, state and U.S. possessions), capital loss carry forwards and deferred tax assets (federal, state and U.S. possessions). To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of earnings.
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
Preneed Selling Costs
          On May 31, 2005, we changed our method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales to expense these costs as incurred instead of deferring and amortizing these costs. We have applied this change in accounting principle effective November 1, 2004. Therefore, our results of operations for the years ended October 31, 2006 and 2005 are reported on the basis of our changed method. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service sales and prearranged funeral and cemetery merchandise sales were deferred and amortized in proportion to the preneed revenue recognized in the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” We decided to change our accounting for preneed selling costs to expense such costs as incurred. We concluded that expensing these costs as they are incurred would be preferable to the old method because it will make our reported results more comparable with other public death care companies, better align the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminate the burden of maintaining deferred selling cost records.
          As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 3(b) to the consolidated financial statements included in Item 8 for additional information.
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
          We also have insurance coverage related to property damage, incremental costs and property operating expenses we incurred due to damage caused by Hurricane Katrina. A significant portion of the expenses incurred is expected to be recovered when we negotiate a final settlement with our insurance carriers. Our policy is to record such amounts when recovery is probable which generally means we have reached an agreement with the insurance company. For additional information, see Note 22 to the consolidated financial statements included in Item 8.
Results of Operations
          The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 12 to the consolidated financial statements included in Item 8. For a discussion of our segments, see Note 20 to the consolidated financial statements included in Item 8. As there have been no material acquisitions or construction of new locations in fiscal years 2006 and 2005, results from continuing operations reflect those of same-store locations.
Comparison of Fiscal Year 2006 to Fiscal Year 2005
Year Ended October 31, 2006 Compared to Year Ended October 31, 2005—Continuing Operations

	Year Ended October 31,		Increase
Funeral Operations	2006	2005	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$117.2	$114.1	$3.1
Western Division	147.6	140.4	7.2
Corporate Trust Management (1)	17.9	18.9	(1.0)

Total Funeral Revenue	$282.7	$273.4	$9.3

Funeral Costs:
Eastern Division	$98.8	$95.5	$3.3
Western Division	117.9	115.8	2.1
Corporate Trust Management (1)	.6	.5	.1

Total Funeral Costs	$217.3	$211.8	$5.5

Funeral Gross Profit:
Eastern Division	$18.4	$18.6	$(.2)
Western Division	29.7	24.6	5.1
Corporate Trust Management (1)	17.3	18.4	(1.1)

Total Funeral Gross Profit	$65.4	$61.6	$3.8

	Change in Average		Change in Same-Store	Same-Store
Same-Store Analysis (2)	Revenue Per Call		Funeral Services	Cremation Rate
				2006	2005
Eastern Division	3.3%		(0.8%)	33.3%	31.0%
Western Division	2.0%		0.9%	42.6%	41.9%
Total	1.9	% (1)	(0.3%)	38.6%	37.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2006 and 2005 were $5.5 million and $5.4 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in total average revenue per call presented, not in the Eastern and Western divisions’ average revenue per call. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2006 and 2005 were $12.4 million and $13.5 million, respectively.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had revenue of $10.2 million and $8.1 million for fiscal years 2006 and 2005, respectively, and performed 1,575 and 1,726 funeral services in 2006 and 2005, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 1.8 percent and 1.8 percent, respectively, and same-store funeral services for the Western division and the Company increased 1.4 percent and 0.2 percent, respectively.
Consolidated Operations — Funeral
          Total funeral revenue from continuing operations increased $9.3 million, or 3.4 percent, for the year ended October 31, 2006, compared to the corresponding period in 2005. Our same-store businesses achieved a 3.9 percent increase in the average revenue per traditional funeral service and a 1.5 percent increase in the average revenue per cremation service. These increases were partially offset by a decrease in trust earnings recognized upon the delivery of preneed funerals. This resulted in an overall 1.9 percent increase in the average revenue per funeral service for our same-store businesses. We also recorded $2.8 million in business interruption insurance proceeds related to the 2005 hurricanes. We experienced a 0.3 percent decrease in the number of funeral services performed by our same-store businesses, or 158 events out of the 60,576 total same-store events performed, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these three funeral homes, same-store funeral services increased 0.2 percent. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and the funeral call incentive compensation program.
          Funeral gross profit margin from continuing operations increased from 22.6 percent in the year ended October 31, 2005 to 23.1 percent in the year ended October 31, 2006 due primarily to the increases in revenues described above. The cremation rate for our same-store operations was 38.6 percent for the year ended October 31, 2006 compared to 37.3 percent for the year ended October 31, 2005.
Segment Discussion – Funeral
          Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 3.3 percent, partially offset by a 0.8 decrease in the number of funeral services performed by the same-store businesses. Funeral revenue in the Western division segment increased primarily due to $2.8 million in business interruption insurance proceeds and due to increases in the average revenue per funeral service and the number of funeral services performed by the same-store businesses of 2.0 percent and 0.9 percent, respectively, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these funeral homes, average revenue per same-store funeral service and same-store funeral services increased 1.8 percent and 1.4 percent, respectively. Funeral revenue in the corporate trust management segment decreased due primarily to a decrease in trust earnings recognized upon the delivery of preneed funerals of $1.1 million, partially offset by an increase in trust management fees of $0.1 million.
          Funeral gross profit margin for the Eastern division funeral segment decreased primarily due to increased general and administrative expenses. Direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) also increased. Funeral gross profit margin for the Western division funeral segment increased due to the increases in revenue discussed above.
          As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division funeral segments.

	Year Ended October 31,		Increase
Cemetery Operations	2006	2005	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$137.0	$127.7	$9.3
Western Division	88.6	80.4	8.2
Corporate Trust Management (1)	9.4	11.2	(1.8)

Total Cemetery Revenue	$235.0	$219.3	$15.7

Cemetery Costs:
Eastern Division	$113.0	$111.9	$1.1
Western Division	72.0	66.3	5.7
Corporate Trust Management (1)	.5	.5	—

Total Cemetery Costs	$185.5	$178.7	$6.8

Cemetery Gross Profit:
Eastern Division	$24.0	$15.8	$8.2
Western Division	16.6	14.1	2.5
Corporate Trust Management (1)	8.9	10.7	(1.8)

Total Cemetery Gross Profit	$49.5	$40.6	$8.9

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2006 and 2005 were $4.9 million and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2006 and 2005 were $4.5 million and $6.3 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
          Cemetery revenue from continuing operations increased $15.7 million, or 7.2 percent, for the year ended October 31, 2006, compared to the corresponding period in 2005, primarily due to increases in revenue from the sale of cemetery property, an increase in merchandise delivery revenue, an increase in perpetual care trust earnings and a decrease in the reserve for cancellations, offset by a decrease in construction during the year on various cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. In 2005, we recorded approximately $1.6 million of increased reserve for cancellations related to the areas affected by Hurricane Katrina. Gross cemetery property sales increased 8.0 percent for the year ended October 31, 2006 compared to the year ended October 31, 2005 from $100.0 million to $108.0 million. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period.
          We experienced an annualized average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trusts for the year ended October 31, 2006 resulting in revenue of $10.1 million, compared to 3.8 percent for the corresponding period in 2005 resulting in revenue of $8.2 million. Perpetual care trust earnings are included in the geographic segments’ revenue and gross profit. See Note 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
          Cemetery gross profit margin from continuing operations increased from 18.5 percent in the year ended October 31, 2005 to 21.1 percent in the year ended October 31, 2006. The increase is due to the increase in revenue described above partially offset by increased costs. Due to the high fixed-cost nature of the cemetery business, increases in revenue can have a disproportionate increase in gross profit.
Segment Discussion – Cemetery
          Cemetery revenue in the Eastern division cemetery segment increased primarily due to increases in cemetery property sales, merchandise deliveries, perpetual care trust earnings and a decrease in the reserve for cancellations, offset by a decrease in construction during the year on various cemetery projects. Cemetery revenue in the Western division cemetery segment increased primarily due to increases in cemetery property sales and sales and construction revenue and a decrease in the reserve for cancellations. Cemetery revenue in the corporate trust management segment decreased due to a $1.8 million decrease in trust earnings recognized upon the delivery of preneed cemetery merchandise and services.
          Cemetery gross profit margin for the Western division and Eastern division cemetery segments increased due to the revenue increases discussed above offset by increased costs. Due to the high fixed-cost nature of the cemetery business, increases in revenue can have a disproportionate increase in gross profit.
Discontinued Operations
          In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal years 2005 and 2006 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2006 were gains on dispositions, net of impairment losses, of less than $0.1 million compared to $1.2 million that was recognized for the year ended October 31, 2005. Revenues for fiscal year 2006 were $0.5 million compared to $1.9 million in fiscal year 2005. The effective tax rate for our discontinued operations for the year ended October 31, 2006 was a 134.3 percent benefit compared to a 4.0 percent benefit for the same period in 2005. For additional information, see Notes 12 and 17 to the consolidated financial statements included in Item 8.
Other
          Corporate general and administrative expenses for the year ended October 31, 2006 increased $12.3 million compared to the same period in 2005 primarily due to a $3.6 million increase in professional fees associated with the class action lawsuits, a $2.5 million increase in professional fees related to the amended SEC filings and a $1.5 million increase in expenses related to expanded and improved training. We also recorded $1.2 million in share-based compensation costs for the year ended October 31, 2006 due to the adoption of SFAS No. 123R as discussed in Note 18 to the consolidated financial statements included in Item 8.

          As of October 31, 2006 and 2005, we had recorded net recoveries (charges) of $1.6 million and ($9.4) million, respectively, related to Hurricane Katrina. For additional information, see Note 22 to the consolidated financial statements included in Item 8.
          We reported losses on dispositions of ($0.3) million in continuing operations for the year ended October 31, 2006. In 2005, we recorded $1.2 million in gains on dispositions, net of impairment losses. For additional information, see Note 12 to the consolidated financial statements included in Item 8. The charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
          Interest expense decreased $0.9 million to $29.6 million for the year ended October 31, 2006 compared to $30.5 million for the same period in 2005 due primarily to a $24.5 million decrease in average debt outstanding partially offset by a 12 basis-point increase in the average interest rate. Approximately $1.7 million of additional interest was incurred in fiscal year 2006 on our 6.25 percent senior notes due to our inability to timely complete a required exchange offer. The additional interest was eliminated in connection with the expiration of the exchange offer on June 5, 2006.
          Other operating income, net, was $1.3 million and $1.4 million for the years ended October 31, 2006 and 2005, respectively, and primarily included net gains on the sale of assets which were not included in our businesses classified as held for sale.
          Investment and other income increased $3.0 million from $0.7 million in fiscal year 2005 to $3.7 million in fiscal year 2006. This is primarily due to a $25.2 million increase in the average cash balance, an increase in the average rate earned on our cash balances from 2.5 percent in fiscal year 2005 to 3.8 percent in fiscal year 2006 and $1.0 million of interest income receivable from the Internal Revenue Service.
          The effective tax rate for our continuing operations for the year ended October 31, 2006 was 36.1 percent compared to 27.3 percent for the year ended October 31, 2005. The reduced rate in 2005 was due to the greater impact of the dividend exclusion on a reduced level of book income. Excluding non-recurring costs, the effective tax rate for 2005 would have been 35.6 percent which is comparable to the 2006 rate of 36.1 percent. The 2006 rate is slightly higher as a result of additional taxes accrued to recognize pending assessments currently under dispute with state and foreign tax jurisdictions offset by an income tax benefit attributable to a refund received in conjunction with our recently settled federal income tax examination. For additional information, see Note 17 to the consolidated financial statements included in Item 8.
          On May 31, 2005, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales, effective November 1, 2004. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 3(b) to the condensed consolidated financial statements for additional information.
          As of October 31, 2006, our outstanding debt totaled $376.9 million. Of the total debt outstanding as of October 31, 2006, approximately 53 percent was subject to fixed rates averaging 6.2 percent, and 47 percent was subject to short-term variable rates averaging approximately 7.2 percent. On November 19, 2004, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million ($1.7 million after tax, or $.02 per share) to write off fees associated with the previous credit facility. On February 11, 2005, we completed the private offering of $200.0 million principal amount of our 6.25 percent senior notes due 2013. We also borrowed $130.0 million in additional term loan debt under our senior secured credit facility. We used the net proceeds from these transactions, together with a portion of our available cash, to repurchase $298.2 million in aggregate principal amount of our 10.75 percent senior subordinated notes due 2008 and to pay related tender premiums, fees, expenses and accrued interest of $28.9 million. In the second quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $30.0 million ($19.2 million after tax, or $.18 per share) representing the tender premium, related fees and expenses and the write-off of unamortized fees. In the third quarter of fiscal year 2005, the remaining 10.75 percent senior subordinated notes were redeemed. We recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. See Note 14 to the consolidated financial statements included in Item 8 for additional information.
Preneed Sales into and Deliveries out of the Backlog
          We achieved a 12.3 percent increase in preneed funeral sales for the year ended October 31, 2006 compared to the same period in 2005.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $183.7 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $74.9 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $171.3 million (including $72.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $152.7 million for the year ended October 31, 2006, compared to $147.6 million for the corresponding period in 2005, resulting in net increases in the backlog of $31.0 million and $23.7 million for the years ended October 31, 2006 and 2005, respectively.
Comparison of Fiscal Year 2005 to Fiscal Year 2004
Overview of Fiscal Year 2005
          For fiscal year 2005, we had a net loss of $143.3 million compared to net earnings of $36.7 million for fiscal year 2004. Contributing to the net loss was a charge of $153.2 million for the cumulative effect of change in accounting principle related to the change in our method of accounting for preneed selling costs, implemented effective November 1, 2004. Fiscal year 2005 earnings from continuing operations before the cumulative effect of change in accounting principle decreased by $22.3 million to $8.7 million, compared to $31.0 million for fiscal year 2004. Contributing to the decline were charges for the loss on early extinguishment of debt of $32.8 million related to the refinancing of our senior secured credit facility and our 10.25 percent senior subordinated notes. Also contributing to the decline was a $9.9 million increase in funeral costs, of which $5.4 million was due to the 2005 change in accounting for preneed selling costs and the remainder was due primarily to increased health insurance costs. Corporate general and administrative expenses increased $2.3 million due primarily to increased professional fees associated with our defense of the class action litigation, the Section 404 internal controls review process, the deferred revenue project and additional audit related services. We also recorded a $9.4 million charge for net hurricane-related costs. Further discussion of the effect of the 2005 hurricanes can be found in Note 22 to our consolidated financial statements in Item 8. In addition, cemetery revenues declined $3.4 million primarily due to a decrease in revenue associated with the construction of cemetery projects, a decrease in earned finance charges, a decrease in revenue due to Hurricane Katrina and an increase in the reserve for cancellations resulting from the impact of Hurricane Katrina.
          Partially offsetting these declines, interest expense decreased by $16.8 million to $30.5 million in fiscal year 2005 from $47.3 million in fiscal year 2004, reflecting the results of the refinancing of our senior secured credit facility and 10.75 percent senior subordinated notes at lower rates and a $39.5 million decrease in average debt outstanding. In addition, funeral revenue increased $2.8 million from $270.6 million in fiscal year 2004 to $273.4 million in fiscal year 2005 primarily due to increased same-store funeral call growth of 0.4 percent and an increase in average revenue per call of 2.7 percent. Same-store results include the three funeral homes impacted by Hurricane Katrina. Excluding these funeral homes, same-store funeral call growth increased 0.9 percent.
          For fiscal year 2005, we achieved a 5 percent increase in preneed funeral sales, and a 0.9 percent increase in cemetery property sales.

          As of October 31, 2005 we had achieved our lowest net debt level in nine years. In the second quarter of fiscal 2005, we initiated a quarterly cash dividend of two and one-half cents per share of common stock, and paid a total of $8.2 million in dividends in fiscal 2005. In addition, in fiscal 2005, we used $13.7 million to repurchase shares of our Class A Common stock pursuant to our stock repurchase programs.
          In July 2005, we began to implement a new strategic plan. For a description of the plan, see “Business Strategy” in Item 1. As a result of the strategic planning process, in July 2005, we named a new Chief Operating Officer and announced that we were reorganizing our operating divisions from four to two: Eastern and Western, effective for the fourth quarter of fiscal year 2005. These changes were a result of our strategic planning process. For the year ended October 31, 2005, we incurred $1.5 million in charges related to this reorganization.
Results of Operations
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
Year Ended October 31, 2005 Compared to Year Ended October 31, 2004—Continuing Operations

	Year Ended October 31,		Increase
Funeral Operations	2005	2004	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$114.1	$108.4	$5.7
Western Division	140.4	143.5	(3.1)
Corporate Trust Management (1)	18.9	18.7	.2

Total Funeral Revenue	$273.4	$270.6	$2.8

Funeral Costs:
Eastern Division	$95.5	$89.2	$6.3
Western Division	115.8	112.2	3.6
Corporate Trust Management (1)	.5	.5	—

Total Funeral Costs	$211.8	$201.9	$9.9	(2)

Funeral Gross Profit:
Eastern Division	$18.6	$19.2	$(.6)
Western Division	24.6	31.3	(6.7)
Corporate Trust Management (1)	18.4	18.2	.2

Total Funeral Gross Profit	$61.6	$68.7	$(7.1	) (2)

	Change in Average		Change in Same-Store	Same-Store
Same-Store Analysis (3)	Revenue Per Call		Funeral Services	Cremation Rate
				2005	2004
Eastern Division	2.5%		1.9%	31.0%	30.2%
Western Division	2.7%		(1.2%)	41.9%	41.1%
Total	2.7	% (1)	0.4%	37.3%	36.6%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2005 and 2004 were $5.4 million and $5.5 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2005 and 2004 were $13.5 million and $13.2 million, respectively.

(2)	Funeral costs from continuing operations for the year ended October 31, 2004 do not include net preneed selling costs of $5.6 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, funeral gross profit from continuing operations for the year ended October 31, 2005 would have decreased $1.4 million from $63.1 million for the year ended October 31, 2004.

(3)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had revenue of $8.1 million and $9.4 million for fiscal years 2005 and 2004, respectively, and performed 1,726 and 2,054 funeral services in 2005 and 2004, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 2.8 percent and 2.7 percent, respectively, and the change in same-store funeral services for the Western division and the Company was (0.3) percent and 0.9 percent, respectively.
Consolidated Operations — Funeral
          Total funeral revenue from continuing operations increased $2.8 million, or 1.0 percent, for the year ended October 31, 2005, compared to the corresponding period in 2004. Our same-store businesses achieved a 3.2 percent increase in the average revenue per traditional funeral service and a 4.0 percent increase in the average revenue per cremation service. There was also an increase in trust earnings recognized upon the delivery of preneed funerals. This resulted in an overall 2.7 percent increase in the average revenue per funeral service for our same-store businesses. We experienced a 0.4 percent increase in the number of funeral services performed by our same-store businesses, or 220 events out of the 60,305 total same-store events performed, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these three funeral homes, same-store funeral services increased 0.9 percent. We believe the increase in funeral services can be attributed to the funeral home incentive compensation plan implemented in the first quarter of 2005 and to the execution of our strategic plan. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and a new program for arranger incentives.
          Funeral gross profit margin from continuing operations decreased from 25.4 percent in the year ended October 31, 2004 to 22.5 percent in the year ended October 31, 2005, primarily due to the $9.9 million increase in funeral costs. Funeral costs from continuing operations for the year ended October 31, 2004 do not include $5.6 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma funeral gross profit margin from continuing operations would have been 23.3 percent for the year ended October 31, 2004. The remaining decrease in the funeral margin is primarily due to increased health insurance costs due to an increase in the number of high-dollar claims in 2005. Direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) declined. The cremation rate for our same-store operations was 37.3 percent for the year ended October 31, 2005 compared to 36.6 percent for the year ended October 31, 2004.

Segment Discussion — Funeral
          Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the number of funeral services performed by the same-store businesses of 1.9 percent and an increase in the average revenue per funeral service in the same-store businesses of 2.5 percent. Funeral revenue in the Western division segment decreased primarily due to a decrease in the number of funeral services performed by the same-store businesses of 1.2 percent, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these funeral homes, same-store funeral services decreased 0.3 percent. The decrease in funeral services performed was partially offset by an increase in the average revenue per funeral service in the same-store businesses of 2.7 percent. Funeral revenue in the corporate trust management segment increased due primarily to an increase in trust earnings recognized upon the delivery of preneed funerals of $0.3 million, partially offset a decrease in trust management fees of $0.1 million.
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
          As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division funeral segments.

	Year Ended October 31,		Increase
Cemetery Operations	2005	2004	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$127.7	$122.2	$5.5
Western Division	80.4	89.9	(9.5)
Corporate Trust Management (1)	11.2	10.6	.6

Total Cemetery Revenue	$219.3	$222.7	$(3.4)

Cemetery Costs:
Eastern Division	$111.9	$105.2	$6.7
Western Division	66.3	70.7	(4.4)
Corporate Trust Management (1)	.5	.6	(.1)

Total Cemetery Costs	$178.7	$176.5	$2.2	(2)

Cemetery Gross Profit:
Eastern Division	$15.8	$17.0	$(1.2)
Western Division	14.1	19.2	(5.1)
Corporate Trust Management (1)	10.7	10.0	.7

Total Cemetery Gross Profit	$40.6	$46.2	$(5.6	) (2)

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2005 and 2004 were $4.9 million and $4.7 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2005 and 2004 were $6.3 million and $5.9 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.

(2)	Cemetery costs from continuing operations for the year ended October 31, 2004 do not include net preneed selling costs of $4.3 million, which would have been expensed if the accounting change described above had been implemented in fiscal year 2004. Had we included these costs in 2004, cemetery gross profit from continuing operations for the year ended October 31, 2005 would have decreased $1.5 million from $42.0 million for the year ended October 31, 2004.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations decreased $3.4 million, or 1.6 percent, for the year ended October 31, 2005, compared to the corresponding period in 2004, primarily due to a decrease in revenue associated with the construction of cemetery projects, a decrease in earned finance charges, a decrease in revenues as a result of Hurricane Katrina and an increase in the reserve for cancellations as a result of Hurricane Katrina of approximately $1.6 million. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Gross cemetery property sales increased 0.9 percent for the year ended October 31, 2005 compared to the year ended October 31, 2004 from $99.1 million to $100.0 million.
     We experienced an annualized average return, excluding unrealized gains and losses, of 3.8 percent in our perpetual care trusts for the year ended October 31, 2005 resulting in revenue of $8.2 million, compared to 3.1 percent for the corresponding period in 2004 resulting in revenue of $6.4 million. Perpetual care trust earnings are included in the geographic segments’ revenue and gross profit. See Note 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit margin from continuing operations decreased from 20.8 percent in the year ended October 31, 2004 to 18.5 percent in the year ended October 31, 2005. Cemetery costs from continuing operations for the year ended October 31, 2004 do not include $4.3 million of net preneed selling costs associated with the accounting change as described above. Including these costs, the pro forma cemetery gross profit margin from continuing operations would have been 18.9 percent for the year ended October 31, 2004. The remaining decrease is due to the decrease in revenue described above and from increased health insurance costs due to the increase in the number of high-dollar claims in 2005. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) also increased.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division cemetery segment increased primarily due to an increase in revenue associated with the construction of cemetery projects, an increase in cemetery property sales and increased perpetual care trust earnings offset by decreased earned finance charges. Cemetery revenue in the Western division cemetery segment decreased primarily due to a decrease in revenue associated with the construction of cemetery property, a decrease in revenues as a result of Hurricane Katrina, and an increase the reserve for cancellations of approximately $1.6 million as a result of Hurricane Katrina. Cemetery revenue in the corporate trust management segment increased due to a $0.4 million increase in trust earnings recognized upon the delivery of preneed cemetery merchandise and services and a $0.2 million increase in trust management fees.
     Cemetery gross profit margin for the Western division and Eastern division cemetery segments decreased due to the change in accounting principle for preneed selling costs in 2005 and increased health insurance costs. The Western division cemetery gross profit margin also declined due to the increase in the reserve for cancellations resulting from Hurricane Katrina. Direct cemetery costs (which primarily include cemetery property costs, merchandise costs, selling costs, salaries and wages and maintenance) also increased.
Discontinued Operations
     In December 2003, we announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit our operating profile. The operating results of those businesses that were sold in fiscal years 2004 and 2005 are reported in the discontinued operations section of the consolidated statements of earnings. We determined that the carrying value of these businesses exceeded their fair market value and recorded a noncash impairment charge in the fourth quarter of fiscal year 2003. Fair value was established based on our best estimate and is subject to revision in future periods as properties are actually closed or sold. Included in discontinued operations for the year ended October 31, 2005 were gains on dispositions, net of impairment losses, of approximately $1.2 million compared to $2.4 million that was recognized for the year ended October 31, 2004. Revenues for fiscal year 2005 were $1.9 million compared to $13.5 million in fiscal year 2004. The effective tax rate for our discontinued operations for the year ended October 31, 2005 was a 4.0 percent benefit compared to a 45.9 percent benefit for the same period in 2004. For additional information, see Notes 12 and 17 to the consolidated financial statements included in Item 8.
Other
     Corporate general and administrative expenses for the year ended October 31, 2005 increased $2.3 million compared to the same period in 2004 primarily due to increased professional fees associated with our Sarbanes-Oxley Section 404 compliance effort and increased legal and professional fees relating in part to the class action lawsuits.
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
     During the fourth quarter of fiscal year 2003, we identified a number of small businesses to close or sell, mostly funeral homes, and determined that their carrying value exceeded their fair values. In accordance with SFAS No. 144, we recorded a noncash impairment charge of $31.8 million during the fourth quarter of fiscal year 2003, of which $9.6 million was included in continuing operations. For fiscal year 2004, we evaluated our long-lived assets, recorded impairment charges of $0.8 million and sold several assets that we held for sale at a net gain of $0.6 million. The net effect was that we reported gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. In 2005, we recorded $1.2 million in gains on dispositions, net of impairment losses. For additional information, see Note 12 to the consolidated financial statements included in Item 8. The charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
     Total depreciation and amortization was $25.7 million for the year ended October 31, 2005 compared to $57.6 million for the same period in 2004. Amortization in fiscal year 2004 included $25.0 million of deferred selling costs. Effective November 1, 2004, we changed our accounting principle for selling costs related to preneed funeral and cemetery service and merchandise sales, and we no longer amortize these costs but rather expense them as incurred.
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

     The effective tax rate for our continuing operations for the year ended October 31, 2005 was 27.3 percent compared to 37.0 percent for the year ended October 31, 2004. The change in the effective tax rate was primarily due to the greater impact of the dividend exclusion related to dividends received from our trust income on a reduced level of book income caused by the increased costs associated with the early extinguishment of debt as well as costs attributable to Hurricane Katrina. The dividend exclusion relates to dividends received for investments in certain trusts for which we recognize earnings for tax purposes as earned by the trust. For additional information, see Note 17 to the consolidated financial statements included in Item 8.
     On May 31, 2005, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales. As of November 1, 2004, we recorded a cumulative effect of change in accounting principle of $254.2 million ($153.2 million after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line in the condensed consolidated balance sheet at the time of the change. See Note 3(b) to the consolidated financial statements for additional information.
Preneed Sales into and Deliveries out of the Backlog
     We achieved a 5.0 percent increase in preneed funeral sales for the year ended October 31, 2005 compared to the same period in 2004.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $171.3 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $72.5 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2005 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $165.4 million (including $67.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2004. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $147.6 million for the year ended October 31, 2005, compared to $148.0 million for the corresponding period in 2004, resulting in net increases in the backlog of $23.7 million and $17.4 million for the years ended October 31, 2005 and 2004, respectively.
Liquidity and Capital Resources
Cash Flow
Comparison of Fiscal Year 2006 to Fiscal Year 2005
     Our operations provided cash of $90.1 million for the year ended October 31, 2006, compared to providing cash of $52.8 million for the corresponding period in 2005. For the year ended October 31, 2005, we recorded $25.5 million for premiums paid for the early extinguishment of debt related to the debt refinancings in 2005. The remaining increase is primarily due to a reduction in interest payments of $6.8 million primarily due to a change in the timing of interest payment dates. These increases in cash flow were partially offset by $3.8 million of cash outflows in excess of insurance proceeds recorded related to Hurricane Katrina compared to $2.5 million in 2005, and cash inflows of $14.8 million for trust withdrawals associated with the deferred revenue project during the year ended October 31, 2006 compared to $18.7 million for the same period last year. The timing of receipt of insurance proceeds does not match the timing of cash spending related to Hurricane Katrina.
     Our investing activities resulted in a net cash outflow of $21.4 million for the year ended October 31, 2006, compared to a net cash outflow of $12.4 million for the comparable period in 2005. In 2006, there was a net cash inflow of $6.0 million for insurance proceeds related to hurricane damaged properties. Net asset sale proceeds were $1.2 million for the year ended October 31, 2006 compared to $10.0 million for the same period in 2005. For the year ended October 31, 2006, capital expenditures amounted to $28.9 million compared to $22.6 million in the same period in 2005. The increase in capital expenditures was due primarily to capital expenditures related to Hurricane Katrina.

     Our financing activities resulted in a net cash outflow of $65.4 million for the year ended October 31, 2006, compared to a net cash outflow of $21.4 million for the comparable period in 2005. The change was due primarily to debt repayments of $33.2 million in the year ended October 31, 2006 (a $30.0 million unscheduled payment on our Term Loan B was made in the second quarter of 2006) compared to net repayments of $6.8 million in the comparable period of 2005 ($440.0 million in proceeds of long-term debt and $446.8 million in repayments of long-term debt). Stock option exercises in fiscal year 2005 resulting in issuances of common stock amounted to $13.6 million compared to $0.4 million in fiscal year 2006. Stock repurchases under our stock repurchase program amounted to $22.0 million and $13.7 million for the year ended October 31, 2006 and 2005, respectively. We also reinstated our dividend program in the second quarter of 2005, therefore, fiscal year 2006 contains four quarters of dividend payments for a total of $10.7 million compared to only three quarters in fiscal year 2005 for a total of $8.2 million.
Comparison of Fiscal Year 2005 to Fiscal Year 2004
     Our operations provided cash of $52.8 million for the year ended October 31, 2005 compared to $93.6 million for the comparable period in 2004. The 2005 amount included a cash inflow of $18.7 million for cash withdrawn from trust accounts during the year resulting from the determination during the deferred revenue project that those amounts had not been withdrawn in prior periods, even though the related services and merchandise had been delivered in prior periods. The 2005 amount also included a cash outflow of approximately $2.5 million related to Hurricane Katrina. The 2004 amount included a $33.2 million tax refund received during the first quarter of 2004 resulting from a change in tax accounting methods for cemetery merchandise revenue. In fiscal year 2005, we also recorded $25.5 million for premiums paid for the early extinguishment of debt related to the debt refinancings occurring in 2005.
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
Contractual Obligations and Commercial Commitments
     As of October 31, 2006, our outstanding debt balance totaled $376.9 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2006.

	Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Long-term debt obligations (1)	$376.9	$2.8	$4.6	$127.7	$241.8
Interest on long-term debt (2)	144.2	25.5	50.3	48.3	20.1
Operating lease agreements (3)	31.9	4.4	6.9	3.5	17.1
Non-competition and other agreements (4)	4.7	2.0	2.2	0.4	0.1

	$557.7	$34.7	$64.0	$179.9	$279.1

(1)	See below for a breakdown of future scheduled principal payments and maturities of our long-term debt by type as of October 31, 2006.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of October 31, 2006.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 12 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31, 2006 were $4.4 million, $3.6 million, $3.3 million, $2.5 million, $1.0 million and $17.1 million for the years ending October 31, 2007, 2008, 2009, 2010, 2011 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to former executive officers.
     In connection with the issuance of the 6.25 percent senior notes in February 2005, we entered into a registration rights agreement that required that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. We were unable to cause the required registration statement to become effective on time and, therefore, were required to pay additional interest to the note holders until the default was cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90 days. The additional interest increased 0.50 percent for each 90-day period thereafter so long as the default existed, up to a maximum increase of 1.50 percent per annum. The additional interest was payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. Total additional interest incurred from June 12, 2005 to June 5, 2006 was $2.2 million including $1.7 million for the year ended October 31, 2006. We completed the exchange offer on June 5, 2006, and as a result, the additional interest has now been eliminated.
     We expect to receive approximately $3.7 million of remaining income tax benefits related to the sale of our foreign operations by the end of fiscal year 2007.
     The following table details our future payments and maturities of long-term debt as of October 31, 2006.

				Other Principally
				Seller Financing
Fiscal Year Ending	Revolving Credit			of Acquired
October 31,	Facility	Term Loan B	Senior Notes	Operations	Total
2007	$—	$2.2	$—	$.6	$2.8
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	.1	2.3
2010	—	2.2	—	—	2.2
2011	—	125.5	—	—	125.5
Thereafter	—	41.6	200.0	.1	241.7

Total long-term debt	$—	$175.9	$200.0	$1.0	$376.9

     We also had $13.0 million of outstanding letters of credit as of October 31, 2006, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. The surety company has the right to terminate the bond at any time, and if that were to occur and we were not able to obtain a replacement, we would be required to fund the trusts with cash equal to the bond amount. As of October 31, 2006, the balance of the Florida bond was $41.1 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.

     As of October 31, 2006, there were no amounts drawn on our $125.0 million revolving credit facility. As of October 31, 2006, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $70.9 million.
Capital Expenditures
     For fiscal year 2006, capital expenditures amounted to $28.9 million, which included $20.7 million for maintenance capital expenditures, $2.9 million for growth initiatives and $5.3 million related to Hurricane Katrina. We have no material commitments for capital expenditures in fiscal year 2007 other than approximately $8 million related to the reconstruction of the Louisiana facilities damaged by Hurricane Katrina and $7 million related to the construction of three new funeral homes.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of October 31, 2006 consist of the following two items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 19 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(j) to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2006	2005	2004	2003	2002
2.83 (1)	1.36 (2)(3)	1.98 (4)	1.09 (5)	1.27 (3) (6)

(1)	Pretax earnings for fiscal year 2006 includes a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.3) million.

(2)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.2 million of gains on disposition, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(3)	Excludes the cumulative effect of change in accounting principles.

(4)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses

(5)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $9.6 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(6)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

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
Marketable Equity Securities
     As of October 31, 2006 and 2005, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $613.2 million and $609.9 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $61.3 million and $61.0 million, respectively, in the fair value of such accounts.
     Our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, all of which are managed by ITI, are further discussed in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.
Interest
     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to our consolidated financial statements included in Item 8.
     As of October 31, 2006 and 2005, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $203.6 million and $204.9 million, respectively, compared to fair values of $191.6 million and $192.9 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 75 basis points for 2006 and 2005 would result in changes of approximately $7.3 million and $8.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
     As of October 31, 2006 and 2005, the carrying values of our Term Loan B and revolving credit facility were $178.1 million and $210.2 million, respectively, compared to fair values of $177.9 million and $213.1 million, respectively. As of October 31, 2006 and 2005, there were no amounts drawn on the revolving credit facility. Each approximate 10 percent change in the average interest rate applicable to this debt, 75 and 65 basis points for 2006 and 2005, respectively, would result in a change of approximately $1.1 million, in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.
     As of October 31, 2006 and 2005, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $103.1 million and $73.9 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $2.4 million and $2.1 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.
     As of October 31, 2006 and 2005, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $180.8 million and $164.3 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pretax earnings. As such, as of October 31, 2006 and 2005, only $30.2 million and $26.2 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2006 and 2005, would result in changes of less than $.1 million for 2006 and 2005 in our pretax earnings.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.:
We have completed integrated audits of Stewart Enterprises, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3(a) to the consolidated financial statements, the Company changed the method of accounting for share-based compensation effective November 1, 2005. As discussed in Note 3(b) to the consolidated financial statements, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales effective as of November 1, 2004. As discussed in Note 2(k) to the consolidated financial statements, the Company changed its method of accounting for the preneed funeral and cemetery merchandise and service trusts and the Company’s perpetual care trusts effective as of April 30, 2004.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 15, 2007

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
Revenues:
Funeral	$282,701	$273,383	$270,576
Cemetery	234,959	219,253	222,705

	517,660	492,636	493,281

Costs and expenses:
Funeral	217,285	211,748	201,859
Cemetery	185,481	178,671	176,466

	402,766	390,419	378,325

Gross profit	114,894	102,217	114,956
Corporate general and administrative expenses	(31,739)	(19,440)	(17,097)
Hurricane related recoveries (charges), net	1,628	(9,366)	—
Separation charges	(991)	(1,507)	(3,435)
Gains on dispositions and impairment (losses), net	(353)	1,234	(225)
Other operating income, net	1,315	1,422	2,090

Operating earnings	84,754	74,560	96,289
Interest expense	(29,633)	(30,460)	(47,335)
Loss on early extinguishment of debt	—	(32,822)	—
Investment and other income, net	3,676	713	178

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	58,797	11,991	49,132
Income taxes	21,253	3,273	18,179

Earnings from continuing operations before cumulative effect of change in accounting principle	37,544	8,718	30,953

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(143)	1,092	3,933
Income tax benefit	(192)	(44)	(1,806)

Earnings from discontinued operations	49	1,136	5,739

Earnings before cumulative effect of change in accounting principle	37,593	9,854	36,692
Cumulative effect of change in accounting principle (net of $101,061 in 2005 income tax benefit)	—	(153,180)	—

Net earnings (loss)	$37,593	$(143,326)	$36,692

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.35	$.08	$.29
Earnings from discontinued operations	—	.01	.05
Cumulative effect of change in accounting principle	—	(1.40)	—

Net earnings (loss)	$.35	$(1.31)	$.34

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.35	$.08	$.29
Earnings from discontinued operations	—	.01	.05
Cumulative effect of change in accounting principle	—	(1.40)	—

Net earnings (loss)	$.35	$(1.31)	$.34

Weighted average common shares outstanding (in thousands):
Basic	106,855	109,040	107,522

Diluted	106,900	109,205	108,159

Dividends declared per common share	$.10	$.075	$—

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,870	$40,605
Marketable securities	239	302
Receivables, net of allowances	72,529	75,852
Inventories	36,389	34,538
Prepaid expenses	6,428	3,992
Deferred income taxes, net	10,502	15,286
Assets held for sale	—	1,486

Total current assets	169,957	172,061
Receivables due beyond one year, net of allowances	75,350	59,214
Preneed funeral receivables and trust investments	518,415	502,265
Preneed cemetery receivables and trust investments	258,212	257,437
Goodwill	273,392	273,392
Cemetery property, at cost	371,230	368,555
Property and equipment, at cost:
Land	41,513	41,513
Buildings	294,493	286,596
Equipment and other	150,023	158,085

	486,029	486,194
Less accumulated depreciation	190,121	195,551

Net property and equipment	295,908	290,643
Deferred income taxes, net	173,986	183,403
Cemetery perpetual care trust investments	230,487	213,088
Restricted investments-marketable securities	1,000	1,000
Other assets	12,640	14,551

Total assets	$2,380,577	$2,335,609

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,839	$3,168
Accounts payable	19,375	10,758
Accrued payroll and other benefits	17,353	14,918
Accrued insurance	21,803	20,757
Accrued interest	5,822	5,236
Other current liabilities	18,141	20,167
Income taxes payable	3,703	886
Liabilities associated with assets held for sale	—	467

Total current liabilities	89,036	76,357
Long-term debt, less current maturities	374,020	406,859
Deferred preneed funeral revenue	274,714	284,090
Deferred preneed cemetery revenue	296,075	278,803
Non-controlling interest in funeral and cemetery trusts	658,449	626,841
Other long-term liabilities	12,410	11,442

Total liabilities	1,704,704	1,684,392

Commitments and contingencies (Note 19)
Non-controlling interest in perpetual care trusts	228,980	211,764

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 101,408,227 and 105,115,187 shares at October 31, 2006 and 2005, respectively	101,408	105,115
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2006 and 2005; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	640,648	667,663
Accumulated deficit	(298,715)	(336,308)
Unearned restricted stock compensation	—	(569)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	(3)	(3)

Total accumulated other comprehensive loss	(3)	(3)

Total shareholders’ equity	446,893	439,453

Total liabilities and shareholders’ equity	$2,380,577	$2,335,609

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

			Retained		Unrealized	Derivative
		Additional	Earnings	Unearned	Appreciation	Financial	Total
	Common	Paid-In	(Accumulated	Restricted Stock	(Depreciation)	Instrument	Shareholders’
	Stock (1)	Capital	Deficit)	Compensation	of Investments	Gains (Losses)	Equity
Balance October 31, 2003	$107,727	$676,439	$(229,674)	$—	$(115)	$(1,646)	$552,731

Comprehensive income:
Net earnings	—	—	36,692	—	—	—	36,692

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($50)	—	—	—	—	115	—	115
Termination of derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($119)	—	—	—	—	—	194	194
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($643)	—	—	—	—	—	1,119	1,119

Total other comprehensive income	—	—	—	—	115	1,313	1,428

Total comprehensive income	—	—	36,692	—	115	1,313	38,120

Restricted stock activity	132	541	—	(222)	—	—	451
Issuance of common stock	74	347	—	—	—	—	421
Stock options exercised	2,713	10,279	—	—	—	—	12,992
Tax benefit associated with stock options exercised	—	2,612	—	—	—	—	2,612
Purchase and retirement of common stock	(2,761)	(16,588)	—	—	—	—	(19,349)

Balance October 31, 2004	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

				Unearned		Derivative
		Additional		Restricted	Unrealized	Financial	Total
	Common	Paid-In	Accumulated	Stock	Depreciation	Instrument	Shareholders’
	Stock (1)	Capital	Deficit	Compensation	of Investments	Gains (Losses)	Equity
Balance October 31, 2004	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

Comprehensive income (loss):
Net loss	—	—	(143,326)	—	—	—	(143,326)

Other comprehensive income (loss):
Unrealized depreciation of investments, net of deferred tax expense of ($2)	—	—	—	—	(3)	—	(3)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)	—	—	—	—	—	333	333

Total other comprehensive income (loss)	—	—	—	—	(3)	333	330

Total comprehensive income (loss)	—	—	(143,326)	—	(3)	333	(142,996)

Restricted stock activity	155	936	—	(347)	—	—	744
Issuance of common stock	76	359	—	—	—	—	435
Stock options exercised	2,654	10,513	—	—	—	—	13,167
Tax benefit associated with stock options exercised	—	1,993	—	—	—	—	1,993
Purchase and retirement of common stock	(2,100)	(11,585)	—	—	—	—	(13,685)
Dividends ($.075 per share)	—	(8,183)	—	—	—	—	(8,183)

Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$—	$439,453

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unearned	Unrealized
		Additional		Restricted	Depreciation	Total
	Common	Paid-In	Accumulated	Stock	of	Shareholders’
	Stock (1)	Capital	Deficit	Compensation	Investments	Equity
Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$439,453

Comprehensive income	—	—	37,593	—	—	37,593
Adoption of SFAS No. 123R	—	(569)	—	569	—	—
Restricted stock activity	6	327	—	—	—	333
Issuance of common stock	150	648	—	—	—	798
Stock options exercised	33	149	—	—	—	182
Share-based compensation	—	1,203	—	—	—	1,203
Purchase and retirement of common stock	(3,896)	(18,100)	—	—	—	(21,996)
Dividends ($.10 per share)	—	(10,673)	—	—	—	(10,673)

Balance October 31, 2006	$104,963	$640,648	$(298,715)	$—	$(3)	$446,893

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$37,593	$(143,326)	$36,692
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	153,180	—
(Gains) on dispositions and impairment losses, net	327	(2,401)	(2,222)
Impairment of hurricane damaged properties	—	11,661	—
Loss on early extinguishment of debt	—	32,822	—
Premiums paid on early extinguishment of debt	—	(25,463)	—
Depreciation and amortization	25,666	25,709	32,628
Amortization of preneed selling costs	—	—	24,952
Provision for doubtful accounts	6,795	10,077	7,107
Share-based compensation	1,203	—	—
Excess tax benefits from share-based payment arrangements	(11)	—	—
Tax benefit on stock options exercised	—	1,993	2,612
Net losses realized on marketable securities	—	—	101
Provision (benefit) for deferred income taxes	14,281	(543)	8,768
Other	3,371	518	258
Changes in assets and liabilities:
(Increase) decrease in other receivables	(22,256)	(14,155)	21,871
(Increase) decrease in inventories and cemetery property	(4,193)	1,246	2,081
Increase in accounts payable and accrued expenses	10,454	7,018	4,669
Net effect of preneed funeral production and maturities	(5,750)	(18,480)	(14,284)
Net effect of preneed cemetery production and deliveries	25,400	16,689	6,421
Change in deferred preneed selling costs	—	—	(34,553)
Decrease in other	(2,779)	(3,703)	(3,445)

Net cash provided by operating activities	90,101	52,842	93,656

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	1,121
Proceeds from sale of assets, net	1,218	10,007	19,775
Insurance proceeds related to hurricane damaged properties	6,000	—	—
Additions to property and equipment	(28,907)	(22,569)	(20,423)
Other	249	149	54

Net cash provided by (used in) investing activities	(21,440)	(12,397)	527

Cash flows from financing activities:
Proceeds from long-term debt	—	440,000	—
Repayments of long-term debt	(33,168)	(446,778)	(85,310)
Debt issue costs	—	(6,257)	—
Issuance of common stock	368	13,602	13,413
Purchase and retirement of common stock	(21,996)	(13,685)	(19,349)
Dividends	(10,673)	(8,183)	—
Excess tax benefits from share-based payment arrangements	11	—	—
Other	62	(53)	(8)

Net cash used in financing activities	(65,396)	(21,354)	(91,254)

Net increase in cash	3,265	19,091	2,929
Cash and cash equivalents, beginning of year	40,605	21,514	18,585

Cash and cash equivalents, end of year	$43,870	$40,605	$21,514

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$4,200	$2,000	$(26,400)
Interest	$27,600	$34,400	$41,100
Noncash investing and financing activities:
Issuance of common stock to executive officers and directors	$612	$—	$—
Issuance of restricted stock	$35	$1,090	$673
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2006, the Company owned and operated 229 funeral homes and 143 cemeteries in 25 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. Additional information on segments can be found in Note 20.
(2) Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. A discussion of discontinued operations, assets held for sale and liabilities associated with assets held for sale can be found in Note 12.
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
     The carrying amounts of marketable securities and marketable securities included in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments are stated at fair value as they are classified as available for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The fair value of the Company’s long-term variable-rate and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 14.
     Any investment with a fair market value that has been less than its cost basis by 20 percent or greater for more than six months as of the respective balance sheet reporting date is reviewed for an other than temporary impairment. The Company periodically reviews its investment portfolio to determine if any of the temporarily

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies-(Continued)
impaired assets should be designated as other than temporarily impaired. This evaluation includes determining if the Company has the ability and intent to hold these investments for its forecasted recovery period and determining if there have been any changes in market conditions or concerns specific to the issuer of the securities. Otherwise, an investment with a fair market value that is less than its cost basis is considered to be temporarily impaired. This evaluation of impairment with respect to the Company’s trust portfolio is performed each quarter using quoted market prices. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This is reflected in the Company’s footnote disclosure, but does not otherwise have an effect on the financial statements, since the trust portfolio amount as reported in the consolidated balance sheet is already marked to market value each quarter.
     (d) Inventories
     Inventories are stated at the lower of cost (average cost and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Such estimates are based on the Company’s historical experience or results. The Company allocates costs of construction projects to the number of units in the respective project.
     (e) Buildings and Equipment
     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment (including computer equipment, light equipment, heavy equipment and crematory equipment) is generally depreciated over a period ranging from 3 to 20 years. Vehicles are depreciated over five to seven years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2006, 2005 and 2004, depreciation expense totaled $22,841, $21,424 and $23,469, respectively.
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
     (f) Preneed Selling Costs
     On May 31, 2005, the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales to expense such costs as incurred. The Company has applied this change in accounting principle effective November 1, 2004. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60, “Accounting and Reporting for Insurance Companies.” This expense was included in amortization of preneed selling costs in the consolidated statement of cash flows. Accordingly, fiscal year 2004 included the amortization of these deferred selling costs while fiscal years 2005 and 2006 do not. For the year ended October 31, 2004, amortization of preneed selling costs were $24,952. For additional information, see Note 3(b).

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     (g) Goodwill
     The Company’s evaluation of the goodwill of its operations consists of 13 reporting units. Those reporting units include: corporate trust management; the Western division funeral operating segment comprised of two reporting units (Western-North and Western-South regions aggregated and Midwestern, Southern and Southwestern regions aggregated); the Western division cemetery operating segment comprised of three reporting units (Western-North region, Western-South region and Midwestern, Southern and Southwestern regions aggregated); the Eastern division funeral operating segment comprised of four reporting units (Southern region, Puerto Rico region, Northern region and Central region); and the Eastern division cemetery operating segment comprised of three reporting units (Puerto Rico region, Southern region and Northern and Central regions aggregated).
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
     In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with its carrying amount (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual goodwill assessment for the years ended October 31, 2006, 2005 and 2004 resulted in no goodwill impairment charge.
     Goodwill in excess of net assets of companies acquired totaled $273,392 as of October 31, 2006 and 2005. Accumulated amortization in goodwill was $62,522 as of October 31, 2006 and 2005. The Company has approximately $62,447 of tax deductible goodwill as of October 31, 2006, which is being amortized over the next eight years for tax purposes.
     (h) Stock-Based Compensation
     Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective application transition method. Under this transition method, compensation cost for the period includes the portion vesting in the period for (1) all share-based compensation arrangements granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and (2) all share-based compensation arrangements granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. See Notes 3(a) and 18 for additional

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
information on SFAS No. 123R and the policy for periods prior to 2006.
     (i) Funeral Revenue
     The Company sells price-guaranteed prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. Prior to performing the funeral or delivering of the merchandise, such sales are deferred. Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered. The Company records cash advance items such as public transportation and obituary notices which are arranged on behalf of a customer on a net basis. Discounts are also recorded on a net basis in revenue. The Company presents all taxes assessed by governmental authorities on its revenue-producing transactions (i.e., sales taxes) as well as the recoveries from its customers from these taxes on a net basis in its consolidated financial statements.
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
     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized for the years ended October 31, 2006, 2005 and 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2006 and 2005 was $416,990 and $383,897, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission if it acts as an agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. The costs related to the commissions are expensed as incurred. Nothing more is recorded until the contracted service or merchandise is delivered. At that time, the face amount of the contract and the build-up in the face value of the contract (i.e., the policy proceeds) are recorded as funeral revenue, and the related expenses are recorded. A receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.
     (j) Cemetery Revenue
     The Company sells price-guaranteed preneed cemetery merchandise and services under contracts that provide for delivery of the merchandise and services at the time of need. Preneed cemetery merchandise and service sales are recorded as cemetery revenue in the period the merchandise is delivered or service is performed. Prior to that time, such sales are deferred. Cemetery merchandise and services sold at the time of need are recorded as cemetery revenue in the period the service is performed or the merchandise is delivered. Discounts are recorded on a net basis in revenue. The Company presents all taxes assessed by governmental authorities on its revenue-producing transactions (i.e., sales taxes) as well as the recoveries from its customers from these taxes on a net basis in its consolidated financial statements.
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
     The Company sells price-guaranteed cemetery contracts providing for property interment rights. For

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements in accordance with SFAS No. 66. As of October 31, 2006 and 2005, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $2,132 and $1,968, respectively. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.
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
     Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Interest rates on cemetery property contracts range from 6.9 percent to 15.0 percent and have a weighted average interest rate of 9.1 percent. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.
(k) Preneed Funeral and Cemetery Merchandise and Services Trusts and Cemetery Perpetual Care Trusts
     The Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) as of April 30, 2004, which resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and service trusts and the Company’s cemetery perpetual care trusts. The implementation of FIN 46R affects certain line items in the consolidated balance sheet and statement of earnings as described below, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 4, 5 and 6.
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
     (l) Allowance for Doubtful Accounts
     The Company establishes an allowance for doubtful accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. The Company also establishes an allowance for cancellations for insurance commissions based on historical experience for cancellations of insurance contracts within the period of refundability.
     (m) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. The valuation allowance is attributed primarily to capital loss carryforwards, state and Puerto Rico net operating loss carryforwards and worthless stock deductions. For additional information see Note 17.

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
     (n) Earnings Per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s time-vest stock options and non-vested restricted stock awards) had been issued during each period as discussed in Note 16.
     (o) Derivatives
     The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The notional amounts of derivative financial instruments do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, such as interest rates, exchange rates or other indices. In accordance with SFAS No. 133, the Company accounted for its sole derivative instrument, a $50,000 interest rate swap which expired in March 2005, as a cash flow hedge whereby the fair value of the interest rate swap was reflected as a liability in the consolidated balance sheet as of October 31, 2004 with the offset recorded to other comprehensive income. As of October 31, 2004, the fair value of the interest rate swap, net of taxes, was $333. The Company had no remaining interest rate swaps as of October 31, 2006 and 2005.
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
     The Company also has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. A significant portion of the expenses incurred by the Company is expected to be recovered when the Company negotiates a final settlement with its insurance carriers as discussed in Note 22. The Company’s policy is to record such amounts when recovery is probable, which generally means it has reached an agreement with the insurance company.
     (q) Dividends
     On March 28, 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the years ended October 31, 2006 and 2005, the Company paid $10,673 and $8,183, respectively, in dividends.
     (r) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 12 years, with the exception of six leases that expire between 2032 and 2039. As of October 31, 2006, approximately 75 percent of the Company’s 229 funeral locations were owned by the Company’s subsidiaries and approximately 25 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     (s) Business Interruption Insurance
     The Company has insurance policies that provide coverage for interruption to the business, including lost profits. For the fiscal year 2006, the Company recorded $3,169 in business interruption insurance proceeds related to hurricane damaged properties based on information received from its insurance carrier. This amount is reflected in the funeral and cemetery revenue line items in the consolidated statements of earnings for the year ended October 31, 2006 and in current receivables, net of allowances in the consolidated balance sheet as of October 31, 2006. See Note 22 for additional information.
     (t) Computer Software
     In fiscal year 2006, the Company began implementing two new computer software systems. Concurrently to the implementation of the new systems, the Company will be disposing of the three current software systems. The Company has revisited the original useful life set for the current software systems based on the fact the Company has decided to purchase externally developed software. The Company has recorded the change in life of the current software systems as a change in accounting estimate and has accounted for the change on a prospective basis. The decision to purchase the software was approved by the Board of Directors in September 2006 with implementation to begin in October 2006. Accordingly, the Company recorded one month of accelerated depreciation in October 2006. Prior to the end of fiscal year 2007, the current software will be fully depreciated, and the new software will be ready for its intended use.
     (u) Out of Period Adjustments
     The Company discovered several adjustments that relate to prior accounting periods as a result of a thorough and comprehensive review of the Company’s financial statements. These errors primarily related to the following:
(1)	The Company overstated deferred revenue by $3,129 primarily at the time of adoption of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” in fiscal year 2001. The correction of this item resulted in additional cemetery revenue in the current period ($3,537 was discovered, recorded and disclosed in the July 31, 2006 Form 10-Q and the offsetting $408 correction was recorded in the fourth quarter of fiscal year 2006).

(2)	The Company understated accounts payable by $4,023 as of October 31, 2005 because the Company failed to accrue for individually immaterial expenses incurred at the individual funeral home and cemetery locations. The Company protocol was designed to record expenses for a twelve month period and failed to consider the impact of period end cutoff ($3,331 million was discovered, recorded and disclosed in the July 31, 2006 Form 10-Q and the remaining $692 correction was recorded in the fourth quarter of 2006).

(3)	The Company misapplied its accounting policies related to the capitalization of certain fixed assets primarily related to periods prior to 2004 and the depreciable lives used for certain fixed assets resulting in a total error in net earnings of $2,023 ($1,333 was discovered, recorded and disclosed in the July 31, 2006 Form 10-Q and the remaining $690 error was recorded in the fourth quarter of fiscal 2006).

(4)	The Company incorrectly calculated its estimate of the reserve for cancellations of preneed insurance sales. The reserve is recorded to reflect the estimated effect on commissions recorded for future cancellations of these sales. The Company determined there was an error in this reserve of $1,100. The correction of this error resulted in an increase to funeral revenue in the current period.

(5)	The Company incorrectly calculated its non-compete amortization. The correction of this error resulted in an increase to funeral expense of $1,371 and a decrease in cemetery expense of $862 for a net increase in total expense of $509 in the current period.

(6)	The Company also had miscellaneous adjustments amounting to $38.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     The net impact of these adjustments is a decrease in net earnings of $1,455 for the year ended October 31, 2006. The Company does not believe these adjustments are quantitatively or qualitatively material to its financial position, results of operations and cash flows for the current year ended October 31, 2006 or to any of its prior annual or quarterly financial statements. As a result, the Company did not restate any prior period financial statements. The impact of these out of period adjustments on the year ended October 31, 2006 is shown below.

Twelve Months Ended
October 31, 2006
Out of Period Adjustments
Increase (Decrease)
Revenue:
Funeral:
Western division	$1,083
Eastern division	514

Total funeral revenue	1,597

Cemetery:
Western division	636
Eastern division	611

Total cemetery revenue	1,247

Total revenues	2,844

Costs and expenses:
Funeral:
Western division	2,471
Eastern division	3,105

Total funeral costs and expenses	5,576

Cemetery:
Western division	705
Eastern division	(972)

Total cemetery costs and expenses	(267)

Total costs and expenses	5,309

Gross profit:
Funeral:
Western division	(1,388)
Eastern division	(2,591)

Total funeral gross profit	(3,979)

Cemetery:
Western division	(69)
Eastern division	1,583

Total cemetery gross profit	1,514

Total gross profit	(2,465)
Corporate general and administrative expenses	(104)

Operating earnings	(2,569)
Investment and other income, net	281

Earnings from continuing operations before income taxes	(2,288)
Income taxes	(833)

Net earnings	$(1,455)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     (v) Reclassifications
     Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements. All businesses sold in fiscal years 2004, 2005 and 2006 that met the criteria for discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods. See Note 12 for a discussion of discontinued operations.
     A reclassification was also made in the 2005 consolidated balance sheet related to the presentation of restricted marketable securities. A reclassification was also made to the 2005 consolidated balance sheet related to SFAS No. 66. Previously, the Company recorded receivables for these contracts and deferred revenue for these sales and had relieved the inventory. A reclassification of $4,170 was also made between short-term and long-term deferred incomes taxes.
     The foregoing reclassifications in themselves had no effect on the Company’s total net income or loss, total shareholders’ equity or the net increase or decrease in cash.
(3) Change in Accounting Principles and New Accounting Principles
     (a) Stock-Based Compensation
     Effective November 1, 2005, the Company adopted SFAS No. 123R using the modified prospective application transition method. Prior to November 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the notes to the consolidated financial statements.
     Under the modified prospective application transition method, compensation cost for the period includes the portion vesting in the period for (1) all share-based compensation arrangements granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based compensation arrangements granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under this transition method, no cumulative effect of change in accounting principle was required for the Company, and results for prior periods have not been restated. SFAS No. 123R also requires that excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow. See Note 18 for additional information on SFAS No. 123R.
     (b) Preneed Selling Costs
     As discussed in Note 2(f), on May 31, 2005 the Company changed its method of accounting for preneed selling costs incurred related to the acquisition of new prearranged funeral and cemetery service and merchandise sales. The Company has applied this change in accounting principle effective November 1, 2004. Prior to this change, commissions and other costs that varied with and were primarily related to the acquisition of new prearranged funeral and cemetery service and merchandise sales were deferred and included in deferred charges and amortized in proportion to preneed revenue recognized during the period in a manner consistent with SFAS No. 60. The Company decided to change its accounting for preneed selling costs to expense such costs as incurred. The Company concluded that expensing these costs as they are incurred would be preferable to the old method because it

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)
makes its reported results more comparable with other public death care companies, better aligns the costs of obtaining preneed contracts with the cash outflows associated with obtaining such contracts and eliminates the burden of maintaining deferred selling cost records.
     As of November 1, 2004, the Company recorded a cumulative effect of change in accounting principle of $254,241 ($153,180 after tax, or $1.40 per diluted share), which represents the cumulative balance of deferred preneed selling costs in the deferred charges line on the Company’s condensed consolidated balance sheet at the time of the change. The effect of the change in accounting principles for the year ended October 31, 2005 in addition to the cumulative effect was a decrease in net earnings of $4,957 or $.04 per share, which represents the selling costs expensed in excess of what the amortization of preneed selling costs would have been had the Company not changed its accounting method. If this change in accounting principle had been in effect in fiscal year 2004, net earnings would have been $30,739 and basic and diluted net earnings per share would have been $.28.
     (c) Other Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is also amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have any impact on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have any impact on its consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)
     In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and income statement approach to evaluate whether an error is material in light of relevant quantitative and qualitative factors. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2006. The adoption of SAB No. 108 will not have an impact on the Company’s consolidated financial statements.
(4) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2006 and 2005 are as follows:

	October 31, 2006	October 31, 2005
Trust assets	$468,077	$446,344
Receivables from customers	50,338	55,921

Preneed funeral receivables and trust investments	$518,415	$502,265

     The cost and market values associated with preneed funeral merchandise and services, trust assets as of October 31, 2006 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $79,356 as of October 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $5,229 related to trust investments are temporary in nature.

	October 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$49,708	$—	$—	$49,708
U.S. Government, agencies and municipalities	14,495	93	(135)	14,453
Corporate bonds	30,432	718	(195)	30,955
Preferred stocks	78,334	751	(1,125)	77,960
Common stocks	219,065	24,142	(3,616)	239,591
Mutual funds	32,558	902	(158)	33,302
Insurance contracts and other long-term investments	19,443	140	—	19,583

Trust investments	$444,035	$26,746	$(5,229)	$465,552

Market value as a percentage of cost					104.8%

Accrued investment income				2,525

Trust assets				$468,077

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2006
Due in one year or less	$2,307
Due in one to five years	18,943
Due in five to ten years	23,827
Thereafter	331

$45,408

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

	October 31, 2005
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$52,275	$—	$—	$52,275
U.S. Government, agencies and municipalities	7,421	52	(384)	7,089
Corporate bonds	19,702	679	(566)	19,815
Preferred stocks	68,419	503	(1,577)	67,345
Common stocks	239,970	13,803	(9,812)	243,961
Mutual funds	30,254	215	(247)	30,222
Insurance contracts and other long-term investments	23,190	351	—	23,541

Trust investments	$441,231	$15,603	$(12,586)	$444,248

Market value as a percentage of cost					100.7%

Accrued investment income				2,096

Trust assets				$446,344

	Year Ended October 31,
	2006	2005	2004 (1)
Purchases	$149,504	$221,780	$28,871
Sales	159,106	152,417	110,433
Realized gains	19,477	12,968	10,159
Realized losses on sales	(1,718)	(7,256)	(11,215)

Other comprehensive income:
Reduction (increase) in net unrealized losses	21,517	3,017	(5,658)
Reclassification to non-controlling interest	(21,517)	(3,017)	5,658

(1)	Represents the six months ended October 31, 2004 as FIN 46R became effective on April 30, 2004.
     In addition, the Company deposited $29,191, $24,493 and $14,288 into and withdrew $50,770, $39,229 and $22,294 from preneed funeral trusts during the years ended October 31, 2006 and 2005 and the six months ended October 31, 2004, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
     The following table shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses that are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2006 and 2005. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	October 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$2,440	$(16)	$4,845	$(119)	$7,285	$(135)
Corporate bonds	2,824	(20)	5,865	(175)	8,689	(195)
Preferred stocks	4,892	(242)	34,909	(883)	39,801	(1,125)
Common stocks	17,869	(598)	52,710	(3,018)	70,579	(3,616)
Mutual funds	2,196	(88)	2,429	(70)	4,625	(158)

Total	$30,221	$(964)	$100,758	$(4,265)	$130,979	$(5,229)

	October 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$5,591	$(377)	$100	$(7)	$5,691	$(384)
Corporate bonds	7,023	(566)	—	—	7,023	(566)
Preferred stocks	23,095	(945)	13,659	(632)	36,754	(1,577)
Common stocks	60,047	(3,115)	59,513	(6,697)	119,560	(9,812)
Mutual funds	8,183	(117)	3,877	(130)	12,060	(247)

Total	$103,939	$(5,120)	$77,149	$(7,466)	$181,088	$(12,586)

(5) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheet as of October 31, 2006 and 2005 are as follows:

	October 31, 2006	October 31, 2005
Trust assets	$201,983	$191,506
Receivables from customers	56,229	65,931

Preneed cemetery receivables and trust investments	$258,212	$257,437

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2006 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $42,871 as of October 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $2,958 related to trust investments are temporary in nature

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$21,437	$—	$—	$21,437
U.S. Government, agencies and municipalities	13,348	66	(78)	13,336
Corporate bonds	10,115	320	(23)	10,412
Preferred stocks	32,926	280	(494)	32,712
Common stocks	89,091	9,426	(2,356)	96,161
Mutual funds	25,721	309	(3)	26,027
Insurance contracts and other long-term investments	571	—	(4)	567

Trust investments	$193,209	$10,401	$(2,958)	$200,652

Market value as a percentage of cost					103.8%

Accrued investment income				1,331

Trust assets				$201,983

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2006
Due in one year or less	$5,042
Due in one to five years	9,407
Due in five to ten years	8,730
Thereafter	569

$23,748

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	Year Ended October 31,
	2006	2005	2004 (1)
Purchases	$115,257	$133,501	$31,930
Sales	131,166	110,342	52,704
Realized gains on sales	11,090	9,260	5,074
Realized losses on sales	(1,593)	(2,997)	(4,401)

Other comprehensive income:
Reduction (increase) in net unrealized losses	7,443	(430)	(1,566)
Reclassification to non-controlling interest	(7,443)	430	1,566

(1)	Represents the six months ended October 31, 2004 as FIN 46R became effective on April 30, 2004.
     In addition, the Company deposited $19,630, $18,462 and $9,474 into and withdrew $29,330, $32,370, and $9,331 from preneed cemetery merchandise and service trust during the years ended October 31, 2006 and 2005 and the six months ended October 31, 2004, respectively.
     The following table shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments with unrealized losses that are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2006 and 2005. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

	October 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$7,543	$(38)	$1,520	$(40)	$9,063	$(78)
Corporate bonds	745	(2)	692	(21)	1,437	(23)
Preferred stocks	552	(2)	14,079	(492)	14,631	(494)
Common stocks	5,726	(162)	26,406	(2,194)	32,132	(2,356)
Mutual funds	—	—	2,463	(3)	2,463	(3)
Insurance contracts and other long-term investments	15	(4)	—	—	15	(4)

Total	$14,581	$(208)	$45,160	$(2,750)	$59,741	$(2,958)

	October 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$8,938	$(70)	$52	$(6)	$8,990	$(76)
Corporate bonds	3,044	(145)	10	—	3,054	(145)
Preferred stocks	12,983	(568)	3,208	(293)	16,191	(861)
Common stocks	29,198	(1,666)	37,434	(3,820)	66,632	(5,486)
Mutual funds	11,371	(47)	—	—	11,371	(47)

Total	$65,534	$(2,496)	$40,704	$(4,119)	$106,238	$(6,615)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $10,132, $8,186 and $6,385 for the years ended October 31, 2006, 2005 and 2004, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2006 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $32,420 as of October 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $4,461 related to trust investments are temporary in nature.

	Adjusted Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,531	$2	$(5)	$16,528
U.S. Government, agencies and municipalities	7,833	45	(127)	7,751
Corporate bonds	24,912	1,392	(66)	26,238
Preferred stocks	71,603	1,338	(1,578)	71,363
Common stocks	83,839	14,135	(2,603)	95,371
Mutual funds	10,681	574	(63)	11,192
Insurance contracts and other long-term investments	1,003	91	(19)	1,075

Trust investments	$216,402	$17,577	$(4,461)	$229,518

Market value as a percentage of cost					106.1%

Accrued investment income				969

Trust assets				$230,487

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2006
Due in one year or less	$1,014
Due in one to five years	20,619
Due in five to ten years	10,906
Thereafter	1,450

$33,989

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$20,172	$—	$—	$20,172
U.S. Government, agencies and municipalities	7,077	36	(127)	6,986
Corporate bonds	18,817	1,669	(156)	20,330
Preferred stocks	71,168	642	(4,187)	67,623
Common stocks	87,406	10,659	(5,795)	92,270
Mutual funds	3,557	129	(72)	3,614
Insurance contracts and other long-term investments	1,132	45	(26)	1,151

Trust investments	$209,329	$13,180	$(10,363)	$212,146

Market value as a percentage of cost					101.3%

Accrued investment income				942

Trust assets				$213,088

	Year Ended October 31,
	2006	2005	2004 (1)
Purchases	$63,074	$111,349	$24,525
Sales	54,450	98,774	25,544
Realized gains on sales	4,853	5,578	1,165
Realized losses on sales	(3,456)	(2,017)	(2,411)

Other comprehensive income:
Reduction in net unrealized losses	13,116	2,817	7,989
Reclassification to non-controlling interest	(13,116)	(2,817)	(7,989)

(1)	Represents the six months ended October 31, 2004 as FIN 46R became effective on April 30, 2004.
     In addition, the Company deposited $7,902, $7,915 and $3,957 into and withdrew $9,848, $9,203 and $3,034 from perpetual care trusts during the years ended October 31, 2006 and 2005 and the six months ended October 31, 2004, respectively.
     During the years ended October 31, 2006, 2005 and 2004, cemetery revenues were $234,959, $219,253 and $222,705, respectively, of which $9,462, $8,614 and $8,076, respectively, were required to be placed into perpetual care trust and were recorded as revenues and expenses.
     The following table shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses that are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2006 and 2005. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Cash, money markets and other short-term investments	$—	$—	$95	$(5)	$95	$(5)
U.S. Government, agencies and municipalities	1,875	(5)	2,867	(122)	4,742	(127)
Corporate bonds	1,623	(13)	1,238	(53)	2,861	(66)
Preferred stocks	5,060	(118)	25,264	(1,460)	30,324	(1,578)
Common stocks	1,414	(114)	27,243	(2,489)	28,657	(2,603)
Mutual funds	772	(38)	642	(25)	1,414	(63)
Insurance contracts and other long-term investments	—	—	87	(19)	87	(19)

Total	$10,744	$(288)	$57,436	$(4,173)	$68,180	$(4,461)

	October 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$4,148	$(67)	$1,334	$(60)	$5,482	$(127)
Corporate bonds	955	(89)	810	(67)	1,765	(156)
Preferred stocks	26,636	(4,022)	3,993	(165)	30,629	(4,187)
Common stocks	20,636	(1,618)	33,768	(4,177)	54,404	(5,795)
Mutual funds	1,002	(26)	893	(46)	1,895	(72)
Insurance contracts and other long-term investments	460	(26)	—	—	460	(26)

Total	$53,837	$(5,848)	$40,798	$(4,515)	$94,635	$(10,363)

(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2006 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$468,077	$201,983	$670,060	$230,487
Less:
Pending withdrawals	(10,317)	(5,175)	(15,492)	(2,300)
Pending deposits	2,362	1,519	3,881	793

Non-controlling interest	$460,122	$198,327	$658,449	$228,980

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

Investment and other income (expense), net
     The components of investment and other income (expense), net in the consolidated statement of earnings for the years ended October 31, 2006, 2005 and 2004 are detailed below.

	Year Ended
	October 31, 2006	October 31, 2005	October 31, 2004
Non-controlling interest:
Realized gains	$35,420	$27,806	$16,398
Realized losses	(6,767)	(12,270)	(18,027)
Interest income, dividends and other ordinary income	29,254	26,393	11,827
Trust expenses and income taxes	(12,069)	(12,020)	(5,887)

Net trust investment income	45,838	29,909	4,311
Non-controlling interest in funeral and cemetery trust investment income	(37,761)	(20,861)	(3,206)
Non-controlling interest in perpetual care trust investment income	(8,077)	(9,048)	(1,105)

Total non-controlling interest	—	—	—
Investment and other income, net (1)	3,676	713	178

Total investment and other income, net	$3,676	$713	$178

(1)	Investment and other income, net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(8)	Marketable Securities and Restricted Investments
     The market value of marketable securities as of October 31, 2006 and 2005 was $1,239 and $1,302, respectively, which included gross unrealized gains of $8 and $6 and gross unrealized losses of $8 and $11, respectively, for fiscal years 2006 and 2005. Of the total marketable securities balances as of October 31, 2006 and 2005, $1,000 is classified as a long-term asset in the line item “Restricted investments—marketable securities” in the consolidated balance sheets. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which 40 percent must be in readily marketable investments. The Company realized net losses on marketable securities of $0 for the years ended October 31, 2006 and 2005, and $101 for the year ended October 31, 2004, respectively. The cost of securities sold was determined by using the average cost method.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(9) Receivables

	October 31,
	2006	2005
Current receivables are summarized as follows:

Installment contracts due within one year	$35,569	$32,674
Income tax receivables	8,800	17,754
Receivable for hurricane related insurance proceeds	10,000	11,031
Trade and other receivables	16,832	14,872
Funeral receivables	11,589	9,662
Allowance for doubtful accounts	(6,660)	(6,787)
Amounts to be collected for cemetery perpetual care trusts	(3,601)	(3,354)

Net current receivables	$72,529	$75,852

Long-term receivables are summarized as follows:

Installment contracts due beyond one year	$85,904	$78,142
Income tax receivable	8,485	—
Allowance for doubtful accounts	(10,888)	(11,350)
Amounts to be collected for cemetery perpetual care trusts	(8,151)	(7,578)

Net long-term receivables	$75,350	$59,214

     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as discussed in Notes 4 and 5.
     The Company’s receivables as of October 31, 2006 are expected to mature as follows:

Years ending October 31,
2007	$72,529
2008	12,372
2009	18,887
2010	12,761
2011	9,637
Thereafter	21,693

$147,879

(10) Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2006	2005
Developed cemetery property	$13,274	$12,573
Merchandise and supplies	23,115	21,965

	$36,389	$34,538

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(10) Inventories and Cemetery Property—(Continued)
     Cemetery property is comprised of the following:

	October 31,
	2006	2005
Developed cemetery property	$99,289	$96,723
Undeveloped cemetery property	271,941	271,832

	$371,230	$368,555

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the developed portion of cemetery property are $4,662 and $4,295 related to cemetery property under development as of October 31, 2006 and 2005, respectively. The Company evaluates the recoverability of the cost of undeveloped cemetery property based on undiscounted expected future cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes
     The following tables present the condensed consolidating historical financial statements as of October 31, 2006 and 2005, and for the fiscal years ended October 31, 2006, 2005 and 2004, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries which are prohibited by law from guaranteeing the senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are each wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries in which the Company is the majority owner.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$263,458	$19,243	$—	$282,701
Cemetery	—	217,400	17,559	—	234,959

	—	480,858	36,802	—	517,660

Costs and expenses:
Funeral	—	204,802	12,483	—	217,285
Cemetery	—	171,120	14,361	—	185,481

	—	375,922	26,844	—	402,766

Gross profit	—	104,936	9,958	—	114,894
Corporate general and administrative expenses	(31,739)	—	—	—	(31,739)
Hurricane related recoveries (charges), net	(127)	1,755	—	—	1,628
Separation charges	(807)	(184)	—	—	(991)
Gains on dispositions and impairment (losses), net	—	(278)	(75)	—	(353)
Other operating income, net	36	981	298	—	1,315

Operating earnings (loss)	(32,637)	107,210	10,181	—	84,754
Interest income (expense)	9,173	(36,858)	(1,948)	—	(29,633)
Investment and other income, net	3,676	—	—	—	3,676
Equity in subsidiaries	48,652	591	—	(49,243)	—

Earnings from continuing operations before income taxes	28,864	70,943	8,233	(49,243)	58,797
Income tax expense (benefit)	(8,729)	23,611	6,371	—	21,253

Earnings from continuing operations	37,593	47,332	1,862	(49,243)	37,544

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(481)	338	—	(143)
Income tax benefit	—	(192)	—	—	(192)

Earnings (loss) from discontinued operations	—	(289)	338	—	49

Net earnings	37,593	47,043	2,200	(49,243)	37,593
Other comprehensive income, net	—	—	—	—	—

Comprehensive income	$37,593	$47,043	$2,200	$(49,243)	$37,593

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$253,363	$20,020	$—	$273,383
Cemetery	—	196,782	22,471	—	219,253

	—	450,145	42,491	—	492,636

Costs and expenses:
Funeral	—	199,076	12,672	—	211,748
Cemetery	—	162,769	15,902	—	178,671

	—	361,845	28,574	—	390,419

Gross profit	—	88,300	13,917	—	102,217
Corporate general and administrative expenses	(19,440)	—	—	—	(19,440)
Hurricane related recoveries (charges), net	(2,562)	(6,804)	—	—	(9,366)
Separation charges	(1,049)	(458)	—	—	(1,507)
Gains on dispositions and impairment (losses), net	—	888	346	—	1,234
Other operating income, net	187	735	500	—	1,422

Operating earnings (loss)	(22,864)	82,661	14,763	—	74,560
Interest income (expense)	53,814	(75,782)	(8,492)	—	(30,460)
Loss on early extinguishment of debt	(32,822)	—	—	—	(32,822)
Investment and other income, net	713	—	—	—	713
Equity (loss) in subsidiaries	(151,802)	—	—	151,802	—

Earnings (loss) from continuing operations before income taxes	(152,961)	6,879	6,271	151,802	11,991
Income tax expense (benefit)	(9,635)	8,412	4,496	—	3,273

Earnings (loss) from continuing operations	(143,326)	(1,533)	1,775	151,802	8,718

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(221)	1,313	—	1,092
Income tax benefit	—	(44)	—	—	(44)

Earnings (loss) from discontinued operations	—	(177)	1,313	—	1,136

Earnings (loss) before cumulative effect of change in accounting principle	(143,326)	(1,710)	3,088	151,802	9,854
Cumulative effect of change in accounting principle	—	(145,276)	(7,904)	—	(153,180)

Net loss	(143,326)	(146,986)	(4,816)	151,802	(143,326)
Other comprehensive income, net	330	—	3	(3)	330

Comprehensive loss	$(142,996)	$(146,986)	$(4,813)	$151,799	$(142,996)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$250,165	$20,411	$—	$270,576
Cemetery	—	198,901	23,804	—	222,705

	—	449,066	44,215	—	493,281

Costs and expenses:
Funeral	—	189,124	12,735	—	201,859
Cemetery	—	158,426	18,040	—	176,466

	—	347,550	30,775	—	378,325

Gross profit	—	101,516	13,440	—	114,956
Corporate general and administrative expenses	(17,097)	—	—	—	(17,097)
Separation charges	(1,853)	(1,560)	(22)	—	(3,435)
Gains on dispositions and impairment (losses), net	(300)	(1,523)	1,598	—	(225)
Other operating income, net	160	1,722	208	—	2,090

Operating earnings (loss)	(19,090)	100,155	15,224	—	96,289
Interest income (expense)	34,097	(78,807)	(2,625)	—	(47,335)
Investment and other income, net	178	—	—	—	178
Equity in subsidiaries	26,880	—	—	(26,880)	—

Earnings from continuing operations before income taxes	42,065	21,348	12,599	(26,880)	49,132
Income taxes	5,373	8,518	4,288	—	18,179

Earnings from continuing operations	36,692	12,830	8,311	(26,880)	30,953

Discontinued operations:
Earnings from discontinued operations before income taxes	—	3,264	669	—	3,933
Income tax benefit	—	(1,806)	—	—	(1,806)

Earnings from discontinued operations	—	5,070	669	—	5,739

Net earnings	36,692	17,900	8,980	(26,880)	36,692
Other comprehensive income, net	1,428	—	—	—	1,428

Comprehensive income	$38,120	$17,900	$8,980	$(26,880)	$38,120

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$39,120	$3,291	$1,459	$—	$43,870
Marketable securities	—	—	239	—	239
Receivables, net of allowances	9,875	58,972	3,682	—	72,529
Inventories	316	33,221	2,852	—	36,389
Prepaid expenses	539	3,598	2,291	—	6,428
Deferred income taxes, net	3,835	6,667	—	—	10,502

Total current assets	53,685	105,749	10,523	—	169,957
Receivables due beyond one year, net of allowances	9,139	47,035	19,176	—	75,350
Preneed funeral receivables and trust investments	—	507,222	11,193	—	518,415
Preneed cemetery receivables and trust investments	—	244,748	13,464	—	258,212
Goodwill	—	253,605	19,787	—	273,392
Cemetery property, at cost	—	346,718	24,512	—	371,230
Property and equipment, at cost	37,126	412,213	36,690	—	486,029
Less accumulated depreciation	21,278	156,566	12,277	—	190,121

Net property and equipment	15,848	255,647	24,413	—	295,908
Deferred income taxes, net	6,124	154,204	13,658	—	173,986
Cemetery perpetual care trust investments	—	230,487	—	—	230,487
Restricted investments	—	—	1,000	—	1,000
Other assets	5,312	7,228	100	—	12,640
Equity in subsidiaries	8,551	5,944	—	(14,495)	—

Total assets	$98,659	$2,158,587	$137,826	$(14,495)	$2,380,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,839	$—	$—	$—	$2,839
Accounts payable	1,540	16,579	1,256	—	19,375
Accrued expenses and other current liabilities	15,197	48,602	3,023	—	66,822

Total current liabilities	19,576	65,181	4,279	—	89,036
Long-term debt, less current maturities	344,020	—	30,000	—	374,020
Intercompany payables, net	(925,163)	914,429	10,734	—	—
Deferred preneed funeral revenue	—	227,320	47,394	—	274,714
Deferred preneed cemetery revenue	—	265,151	30,924	—	296,075
Non-controlling interest in funeral and cemetery trusts	—	658,449	—	—	658,449
Other long-term liabilities	10,386	2,024	—	—	12,410
Negative equity in subsidiaries	202,947	—	—	(202,947)	—

Total liabilities	(348,234)	2,132,554	123,331	(202,947)	1,704,704

Non-controlling interest in perpetual care trusts	—	228,980	—	—	228,980

Common stock	104,963	426	52	(478)	104,963
Other	341,933	(203,373)	14,446	188,927	341,933
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	446,893	(202,947)	14,495	188,452	446,893

Total liabilities and shareholders’ equity	$98,659	$2,158,587	$137,826	$(14,495)	$2,380,577

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalent investments	$38,675	$874	$1,056	$—	$40,605
Marketable securities	—	—	302	—	302
Receivables, net of allowances	17,337	52,964	5,551	—	75,852
Inventories	401	27,271	6,866	—	34,538
Prepaid expenses	451	3,378	163	—	3,992
Deferred income taxes, net	7,088	8,196	2	—	15,286
Assets held for sale	—	883	603	—	1,486

Total current assets	63,952	93,566	14,543	—	172,061
Receivables due beyond one year, net of allowances	—	40,900	18,314	—	59,214
Preneed funeral receivables and trust investments	—	491,044	11,221	—	502,265
Preneed cemetery receivables and trust investments	—	239,027	18,410	—	257,437
Goodwill	—	253,605	19,787	—	273,392
Cemetery property, at cost	—	348,138	20,417	—	368,555
Property and equipment, at cost	35,078	415,299	35,817	—	486,194
Less accumulated depreciation	19,744	164,769	11,038	—	195,551

Net property and equipment	15,334	250,530	24,779	—	290,643
Deferred income taxes, net	9,006	160,782	13,615	—	183,403
Cemetery perpetual care trust investments	—	213,088	—	—	213,088
Restricted investments	—	—	1,000	—	1,000
Other assets	6,447	8,025	79	—	14,551
Equity in subsidiaries	6,942	5,353	—	(12,295)	—

Total assets	$101,681	$2,104,058	$142,165	$(12,295)	$2,335,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,168	$—	$—	$—	$3,168
Accounts payable	513	9,578	667	—	10,758
Accrued expenses and other current liabilities	15,322	43,681	2,961	—	61,964
Liabilities of assets held for sale	—	93	374	—	467

Total current liabilities	19,003	53,352	4,002	—	76,357
Long-term debt, less current maturities	376,859	—	30,000	—	406,859
Intercompany payables, net	(992,609)	968,998	23,611	—	—
Deferred preneed funeral revenue	—	237,200	46,890	—	284,090
Deferred preneed cemetery revenue	—	253,436	25,367	—	278,803
Non-controlling interest in funeral and cemetery trusts	—	626,841	—	—	626,841
Other long-term liabilities	8,985	2,457	—	—	11,442
Negative equity in subsidiaries	249,990	—	—	(249,990)	—

Total liabilities	(337,772)	2,142,284	129,870	(249,990)	1,684,392

Non-controlling interest in perpetual care trusts	—	211,764	—	—	211,764

Common stock	108,670	426	52	(478)	108,670
Other	330,786	(250,416)	12,246	238,170	330,786
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	439,453	(249,990)	12,295	237,695	439,453

Total liabilities and shareholders’ equity	$101,681	$2,104,058	$142,165	$(12,295)	$2,335,609

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,968	$74,465	$13,668	$—	$90,101

Cash flows from investing activities:
Proceeds from sale of assets, net	—	485	733	—	1,218
Insurance proceeds related to hurricane damaged properties	—	6,000	—	—	6,000
Additions to property and equipment	(3,583)	(24,139)	(1,185)	—	(28,907)
Other	10	175	64	—	249

Net cash used in investing activities	(3,573)	(17,479)	(388)	—	(21,440)

Cash flows from financing activities:
Repayments of long-term debt	(33,168)	—	—	—	(33,168)
Intercompany receivables (payables)	67,446	(54,569)	(12,877)	—	—
Issuance of common stock	368	—	—	—	368
Purchase and retirement of common stock	(21,996)	—	—	—	(21,996)
Dividends	(10,673)	—	—	—	(10,673)
Excess tax benefits from share-based payment arrangements	11	—	—	—	11
Other	62	—	—	—	62

Net cash provided by (used in) financing activities	2,050	(54,569)	(12,877)	—	(65,396)

Net increase in cash	445	2,417	403	—	3,265
Cash and cash equivalents, beginning of period	38,675	874	1,056	—	40,605

Cash and cash equivalents, end of period	$39,120	$3,291	$1,459	$—	$43,870

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$19,560	$15,860	$17,422	$—	$52,842

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	16
Proceeds from sale of assets, net	(402)	7,944	2,465	—	10,007
Additions to property and equipment	(3,734)	(15,132)	(3,703)	—	(22,569)
Other	—	156	(7)	—	149

Net cash used in investing activities	(4,136)	(7,016)	(1,245)	—	(12,397)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	440,000
Repayments of long-term debt	(446,778)	—	—	—	(446,778)
Intercompany receivables (payables)	31,052	(15,595)	(15,457)	—	—
Debt issue costs	(6,257)	—	—	—	(6,257)
Issuance of common stock	13,602	—	—	—	13,602
Purchase and retirement of common stock	(13,685)	—	—	—	(13,685)
Dividends	(8,183)	—	—	—	(8,183)
Other	(53)	—	—	—	(53)

Net cash provided by (used in) financing activities	9,698	(15,595)	(15,457)	—	(21,354)

Net increase (decrease) in cash	25,122	(6,751)	720	—	19,091
Cash and cash equivalents, beginning of period	13,553	7,625	336	—	21,514

Cash and cash equivalents, end of period	$38,675	$874	$1,056	$—	$40,605

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes — (Continued)
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations, Assets Held for Sale and Impairment Charges
     In fiscal year 2003, SFAS No. 144 was adopted by the Company. In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less cost to sell. In December 2003, the Company announced plans to close or sell a number of small businesses, primarily small funeral homes, most of which were acquired as part of a group of facilities, that were performing below acceptable levels or no longer fit the Company’s operating profile. Although the Company identified these businesses during the fourth quarter of fiscal year 2003, they did not meet all of the criteria in SFAS No. 144 for classification as discontinued operations or assets held for sale until the first quarter of fiscal year 2004. These businesses were properly classified as discontinued operations in the 2004 Form 10-K. However, as of the end of the Company’s first fiscal quarter of 2005, primarily because the businesses had at that time been held for sale longer than one year, they no longer met the accounting criteria to be classified as held for sale. Accordingly, in the Company’s Form 10-Q for the quarter ended January 31, 2005, there were 11 unsold businesses that were previously included in discontinued operations that were reclassified back into continuing operations and were no longer reflected as “assets held for sale.” On April 15, 2005, the Company filed a Form 8-K that showed the effect of reclassifying these businesses back into continuing operations for fiscal years 2000 through 2004. As of October 31, 2006, the Company had sold eight of these businesses and as a result has reclassified them back into discontinued operations. Results associated with real estate sold or intended to be sold as part of the divestiture plan have been included in continuing operations for all periods as these assets do not meet the criteria to be classified as discontinued operations.
     During the fourth quarter of fiscal year 2003, the Company determined that the carrying value of a number of these assets and businesses exceeded their fair value. As required by SFAS No. 144, the Company recorded an impairment charge of $31,830 during the fourth quarter of fiscal year 2003 of which $9,562 was included in continuing operations and $22,268 was included in discontinued operations. The fair market value was determined by specific offer or bid, or an estimate based on a multiple or percentage of historical results.
     During fiscal year 2004, the Company evaluated its long-lived assets, recorded impairment charges of $870 and sold several assets that it held for sale at a net gain of $645. The net effect was that the Company recorded gains on dispositions, net of impairment losses, of ($225) for year ended October 31, 2004 in continuing operations, which is included in “Gains on dispositions and impairment (losses), net” in the consolidated statement of earnings. The Company also recorded gains on dispositions, net of impairment losses related to discontinued operations for the year ended October 31, 2004 of $2,447. In fiscal year 2005, the Company recorded gains on dispositions, net of impairment losses, of $1,234 in continuing operations and $1,167 in discontinued operations. In fiscal year 2006, the Company recorded gains on dispositions, net of impairment losses of ($353) in continuing operations and $26 in discontinued operations.
     A tax benefit was recorded for the discontinued operations during the years ended October 31, 2006, 2005 and 2004 because the Company determined that certain tax benefits on asset sales would be realized. For additional information, see Note 17.
     In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in 2004, 2005 and 2006 in continuing operations are reflected in the “Gains on dispositions and impairment (losses), net” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale” and “liabilities associated with assets held for sale.” As of October 31, 2005, the assets held for sale and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of certain domestic assets, primarily funeral homes and real estate, all of which were sold as of October 31, 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(12)  Discontinued Operations, Assets Held for Sale and Impairment Charges—(Continued)
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2005 and the operating results of the discontinued operations for the years ended October 31, 2006, 2005 and 2004, respectively, are as follows:

October 31, 2005
Assets
Receivables, net of allowances	$75
Inventories and other current assets	42
Net property and equipment	993
Other assets	187
Cemetery property	189

Assets held for sale	$1,486

Liabilities
Deferred preneed funeral revenue	374
Deferred preneed cemetery revenue	93

Liabilities associated with assets held for sale	$467

	Year Ended October 31,
	2006	2005	2004
Revenue:
Funeral	$362	$1,375	$12,134
Cemetery	95	580	1,357

	$457	$1,955	$13,491

Gross profit:
Funeral	$(142)	$(198)	$807
Cemetery	(28)	124	477

	(170)	(74)	1,284
Gains on dispositions and impairment (losses), net	26	1,167	2,447
Other operating income (expense), net	1	(1)	202

Earnings (loss) from discontinued operations before income taxes	$(143)	$1,092	$3,933

(13) Separation Charges
     During fiscal years 2006, 2005 and 2004, the Company recorded $991, $1,507 and $3,435, respectively, in total separation charges, of which $550, $300 and $1,000, respectively, related to the separation pay of former executive officers. For a discussion of the separation pay to former executive officers, see Note 19.
     On July 14, 2005, the Company named a Chief Operating Officer and announced that it was reorganizing its operating divisions. The reorganization consolidated operations from four operating divisions to two: Eastern and Western. These changes were a result of the Company’s strategic planning process and became effective for the fourth quarter of fiscal year 2005. The total charge for severance and other costs associated with the reorganization including relocation costs of certain personnel, exit of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements of the related leases is expected to be approximately $2,100. The Company recorded $441 and $1,207 in costs related to this reorganization for the years ended October 31, 2006 and 2005, respectively. The liability related to the reorganization amounted to $244 and $922 at October 31, 2006 and 2005, respectively. The Company paid approximately $846 and $460 of the reorganization costs during fiscal years 2006 and 2005, respectively. The remaining costs related to the reorganization are the result of a lease agreement for which the Company is committed through 2009. The

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13)  Separation Charges—(Continued)
Company is in the process of negotiating a sublease of this property. If the Company is not successful, it could incur a total of $538 of expenses through 2009.
     In December 2003, the Company announced plans to restructure and reduce its workforce by approximately 300 employees throughout the organization. During fiscal year 2004, the Company recorded a charge for severance and other costs associated with the workforce reductions of $2,435. There are no material remaining costs under the workforce reduction plan. The plan was completed June 1, 2004.
(14) Long-term Debt

	October 31, 2006	October 31, 2005
Long-term debt:
Senior secured credit facility:
Revolving credit facility	$—	$—
Term Loan B	175,904	208,102
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 3.5% as of October 31, 2006 and 2005, respectively, partially secured by assets of subsidiaries, with maturities through 2022	955	1,925

Total long-term debt	376,859	410,027
Less current maturities	2,839	3,168

	$374,020	$406,859

     The Company’s outstanding debt balance was $376,859 and $410,027 as of October 31, 2006 and 2005, respectively. The Company made $2,198 in scheduled payments and $30,000 in unscheduled payments on its Term Loan B and paid $970 on its third-party debt for the year ended October 31, 2006.
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
     As a result of the refinancing, the leverage-based grid pricing for the interest rate on the Company’s revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction. The grid for the revolving credit facility ranges from 137.5 to 200.0 basis points. The Company pays a quarterly commitment fee of 37.5 to 50.0 basis points, based on the Company’s consolidated leverage ratio. The interest rate on the Company’s Term Loan B was reduced to LIBOR plus 175.0 basis points, which is 75 basis points below the prior facility and is not subject to grid pricing. In connection with the refinancing in February 2005 of substantially all of the Company’s 10.75 percent senior subordinated notes (which is discussed below), the Company borrowed an additional $130,000 in Term Loan B under an accordion feature of its senior secured credit facility. The Term Loan B matures on November 19, 2011 with 94 percent of the principal due in 2011, and the revolving credit facility matures on November 19, 2009.
     As of October 31, 2006, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of October 31, 2006, after giving consideration to the $12,995 of outstanding letters of credit and $41,061 bond the Company is required to maintain to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from trust funds in Florida, the Company’s availability under the revolving credit facility was $70,944. As of October 31, 2006 and 2005, the carrying values of the Company’s Term Loan B including accrued interest were $178,145 and $210,228, respectively, compared to fair values of $177,925 and $213,089, respectively. As of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14)  Long-term Debt—(Continued)
October 31, 2006 and 2005 the Company’s revolving credit facility and Term Loan B were subject to short-term variable interest rates of approximately 7.2 percent and 5.6 percent, respectively.
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
     The covenants include required mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings (with the first $25,000 per year of asset sale proceeds considered to be an optional prepayment), limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. The discretionary basket is the sum of the Company’s cash and cash equivalents as of October 31, 2004 plus a percentage of equity proceeds as defined in the agreement plus the first $25,000 of asset sale proceeds plus 100 percent of net cash from operating activities minus cash used or committed to be used for capital expenditures, investments and acquisitions. The agreement also limits capital expenditures in any fiscal year to $40,000, with a provision for the carryover of permitted but unused amounts. The cost of acquisitions is unlimited if the consolidated leverage ratio is less than or equal to 3.00 to 1.00 and the consolidated senior secured leverage ratio is less than or equal to 1.75 to 1.00, after giving proforma effect to the acquisition; otherwise, the limit is $75,000 in any fiscal year, with a provision for the carryover of permitted but unused amounts. The lenders under the senior secured credit facility can accelerate all obligations under the facility and terminate the revolving credit commitment if an event of default occurs and is continuing.
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
     The 6.25 percent senior notes are governed by the terms of an indenture dated as of February 11, 2005. Prior to February 15, 2009, the 6.25 percent senior notes are not redeemable. Beginning on February 15, 2009, the Company may redeem the 6.25 percent senior notes in whole or in part at any time at the redemption prices set forth in the indenture, plus any accrued and unpaid interest. In addition, upon a change of control of the Company, holders of the 6.25 percent senior notes will have the right to require the Company to repurchase all or any part of their 6.25 percent senior notes for cash at a price equal to 101 percent of the aggregate principal amount of the 6.25 percent senior notes repurchased, plus any accrued and unpaid interest. As of October 31, 2006 and 2005, the carrying values of the Company’s 6.25 percent senior notes including accrued interest were $203,559 and $204,882, respectively, compared to fair values of $191,554 and $192,874, respectively.
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
     In connection with the issuance of the 6.25 percent senior notes in February 2005, the Company entered into a registration rights agreement that required that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. The Company was unable to cause the required registration statement to become effective on time and therefore was required to pay additional interest to the note holders until the default was cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum on the principal amount of the notes for a period of 90-days. The additional interest increased 0.50 percent for each 90-day period thereafter so long as the default existed, up to a maximum increase of 1.50 percent per annum. The additional interest was payable at the regular interest payment dates. The additional interest increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. The exchange offer was completed on June 5, 2006. Total additional interest incurred from June 12, 2005 to June 5, 2006 was $2,200 of which $1,672 was

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14)  Long-term Debt—(Continued)
incurred in fiscal year 2006. Since the exchange offer was completed, the additional interest has been eliminated.
     Under the dividend and stock repurchase restrictions in the senior secured credit facility, the Company could use up to $142,096 to pay dividends or repurchase its stock as of October 31, 2006.
     As of October 31, 2006, the Company’s subsidiaries had approximately $955 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $320 of this debt is secured by liens on the stock or assets of the related subsidiaries.
     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2007 through October 31, 2011, are approximately $2,839 in 2007, $2,396 in 2008, $2,218 in 2009, $2,202 in 2010 and $125,478 in 2011. Scheduled principal payments thereafter are $241,726.
(15) Guarantees
     The Company’s obligations under its senior secured credit facility and 6.25 percent senior notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility and senior notes, see Note 14.
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
     As of October 31, 2006, the Company has guaranteed long-term debt of its subsidiaries of approximately $413 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16)  Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2006
Earnings from continuing operations	$37,544

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$37,544	106,855	$.35

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		45

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$37,544	106,900	$.35

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2005
Earnings from continuing operations before cumulative effect of change of accounting principle	$8,718

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change of accounting principle available to common shareholders	$8,718	109,040	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		165

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,718	109,205	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2004
Earnings from continuing operations	$30,953

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$30,953	107,522	$.29

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		637

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$30,953	108,159	$.29

     Options to purchase 1,068,771 shares of common stock at prices ranging from $5.86 to $7.03 per share were outstanding during the year ended October 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16)  Reconciliation of Basic and Diluted Per Share Data—(Continued)
common shares. These options expire on November 18, 2011, December 20, 2011, November 29, 2012 and May 11, 2013.
     Options to purchase 1,117,002 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the year ended October 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     Options to purchase 537,903 shares of common stock at prices ranging from $6.96 to $27.25 per share were outstanding during the year ended October 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2006, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(17) Income Taxes
     Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2006:
Current tax expense	$1,785	$5,057	$6,842
Deferred tax expense	14,251	160	14,411

	$16,036	$5,217	$21,253

2005:
Current tax expense	$1,843	$1,957	$3,800
Deferred tax expense (benefit)	199	(726)	(527)

	$2,042	$1,231	$3,273

2004:
Current tax expense	$4,439	$2,594	$7,033
Deferred tax expense	10,794	352	11,146

	$15,233	$2,946	$18,179

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17)  Income Taxes—(Continued)

	Discontinued Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2006:
Current tax benefit	$(58)	$(4)	$(62)
Deferred tax benefit	(130)	—	(130)

	$(188)	$(4)	$(192)

2005:
Current tax benefit	$(25)	$(3)	$(28)
Deferred tax benefit	(16)	—	(16)

	$(41)	$(3)	$(44)

2004:
Current tax expense	$550	$22	$572
Deferred tax expense (benefit)	(2,398)	20	(2,378)

	$(1,848)	$42	$(1,806)

     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2006	2005	2004
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	4.66	6.68	3.90
U.S. possession income tax	2.48	6.23	1.77
Nondeductible expenses and other	.27	6.15	.59
Dividend exclusion	(3.47)	(20.15)	(2.39)
Basis adjustment on sale of businesses	—	(2.27)	.11
Valuation allowance	.86	—	(1.98)
Work opportunity tax credit	(.20)	(4.34)	—
Settlement of federal tax audit	(3.45)	—	—

Effective tax rate	36.15%	27.30%	37.00%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17)  Income Taxes—(Continued)
     Deferred tax assets and liabilities consist of the following:

	October 31,
	2006	2005
Deferred tax assets:
Accrued expenses	$6,204	$6,870
Allowance for sales cancellations and doubtful accounts	6,242	5,634
Capital loss carryover (1)	5,271	10,360
Deductible foreign taxes (2)	—	2,918
Deductible Texas taxes related to Texas audits	704	—
Deferred preneed sales and expenses	206,974	202,061
Deferred compensation	3,731	3,266
Foreign tax credit	—	1,778
Inventory writedown	1,050	1,068
Lease obligations	631	730
Loss on worthless stock	4,546	4,546
Loss on impairment of assets held for sale	—	1,777
Net operating loss carryover (3)	—	6,404
Non-compete amortization	3,519	4,535
Other	686	686
Share-based compensation	573	—
State income taxes (4)	33,143	33,329
U.S. possession income tax (5)	17,105	14,657

	290,379	300,619
Valuation allowance (6)	(10,457)	(10,220)

	279,922	290,399

Deferred tax liabilities:
Depreciation	1,857	2,755
Goodwill amortization	23,114	18,725
Partnership interest	2,037	2,037
Purchase accounting adjustments	68,426	68,193

	95,434	91,710

	$184,488	$198,689

Current net deferred asset	$10,502	$15,286
Long-term net deferred asset	173,986	183,403

	$184,488	$198,689

(1)	This tax benefit of $5,271 is calculated on a gross capital loss carryover of $15,060, of which, $10,647 is available until the end of fiscal year 2007, and $4,413 is available until the end of fiscal year 2009.

(2)	In the fourth quarter of fiscal year 2006, the Company decided it would amend its federal income tax return in prior years to deduct foreign tax payments previously carried forward which will generate an expected tax benefit of $2,542. As a result of electing to treat the foreign taxes as a deduction in the prior year’s returns, the Company will reduce taxable income and generate a tax refund which has been recorded in taxes receivable.

(3)	The Company fully utilized its federal net operating loss carryover in 2006.

(4)	A significant component of this balance is a gross state net operating loss carryover of approximately $198,816 ($10,252 net of a federal benefit). This loss is not concentrated in any one state, but instead, is widespread in states whose carryover period averages from 15 to 20 years. The first substantial amount subject to expiration

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17)   Income Taxes—(Continued)

is $2,991, which will expire in 2009. A valuation allowance of $313 was recorded in fiscal year 2006 for the entire loss carryover in two instances where the ability to generate future income before the expiration period is uncertain.

(5)	This U.S. possession is Puerto Rico. A significant component of this balance is a net operating loss carry-forward of $8,699 ($2,205 net of a federal benefit). Puerto Rico’s allowable carry-forward period is 7 years from the date incurred. In 2006 $1,378 was added to the valuation allowance on this carry-over amount which will partially expire in 2010 and fully expire in 2013. As a result, this net operating loss is fully reserved at the end of 2006.

(6)	This valuation allowance of $10,457 is attributable to the following deferred tax assets at the end of fiscal 2006: $3,393 against the capital loss carryover, $4,546 against potential worthless stock deductions attributable to the Company’s tax basis in the stock of unliquidated subsidiaries, $2,205 for net operating loss carryforwards for U.S. possessions and $313 for net operating loss carryforwards for certain states.
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
     During the year ended October 31, 2006, the Company resolved a significant number of tax related matters and new matters arose that created a net impact on the tax provision of $973. This net impact to income tax expense is included in income from continuing operations for the year ended October 31, 2006 and is further explained below.
     First, as a result of the completion of an Internal Revenue Service examination for the tax years ended October 31, 2001 and 2002, the Company recorded an income tax benefit of $2,028 (the cash was received in October 2006). In August 2006, the Company learned that the Joint Committee review of the IRS’s examination of the Company’s tax returns for those tax years had been completed. Resolution was reached on a number of issues, including adjustments related to foreign source income and the calculation of the foreign tax credit, various tax accounting methods and separate return limitation year net operating loss limitations.
     Second, the Company’s valuation allowance on deferred tax assets was increased by $237 (a net tax expense) which is the net result of reductions to the allowance of $1,558 offset by additions of $1,795. The reduction of $1,558 was primarily attributable to removing the valuation allowance on the capital loss carryover subject to expiration at the end of 2009 which now the Company believes it is more likely than not the tax benefit will be realized. The additions to the allowance included $1,378 on the Puerto Rico net operating loss, $313 on a portion of the state net operating losses and $104 on the capital loss carryover subject to expiration at the end of 2007.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17)  Income Taxes—(Continued)
     Third, a reserve of $2,550 was recorded on a tax receivable (a net tax expense of $1,657) due from the Common Wealth of Puerto Rico which is under examination and is uncertain as to payment. This reserve relates to requested refunds of approximately $2,550 related to tax years October 31, 1999 to 2001 applied for by various subsidiaries operating in Puerto Rico. The tax authorities are currently examining the refund claims, and a field agent has recently questioned approximately $62,662 in deductions taken by the Company’s Puerto Rican subsidiaries in prior years which, if not defended successfully, could result in additional tax, interest and penalties of approximately $28,420. The Company has not recorded an additional reserve for any additional taxes, interest or penalties. The Company believes that it has a legal and factual basis supporting the positions taken by its subsidiaries with respect to the items addressed in these inquiries. In December of 2006 the Company successfully secured a position letter from the Treasury Department of Puerto Rico limiting the potential liability to the refund under review. The Company will continue to defend its positions vigorously in its effort to use a portion of this refund to offset future taxes payable.
     Fourth, an additional tax expense of $906 was recorded as a result of prior years refund denials issued by the State of Texas of $631 ($410 net of a federal tax benefit) coupled with tax assessments of $1,185 ($780 net of a federal tax benefit) on subsequent tax years attributable to the same sourcing issue in the denied refunds (see further discussion below). Also with regard to Texas, new legislation was passed this year enacting a new margins tax in place of the existing franchise tax which resulted in a tax benefit of $437 ($284 net of a federal tax).
     Fifth, an additional tax expense of $885 in relation to the write-off of a deferred tax asset attributable to foreign tax credits which the Company now believes it cannot recognize based on its anticipated downward trend in future net foreign source income.
     Finally, an additional net tax benefit of $684 was recorded in 2006 for tax rate adjustments to various state deferred tax items at the operating entity level and miscellaneous adjustments to deferred taxes after filing its state income tax returns for fiscal year 2005.
     During the year ended October 31, 2006, the Company received notices of assessments totaling $1,185 in tax, $119 in penalties and $850 in interest from the State of Texas for various entities and years related to the sourcing of income. The Company recorded a reserve in 2006 to cover these assessments. The Company is currently disputing this assessment and anticipates a possible penalty abatement and partial interest waiver. In the event no relief is granted on the assessment, the Company may pursue a full appeal.
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
(18) Benefit Plans
Stewart Enterprises Employees’ Retirement Trust
     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). This plan covers substantially all employees with more than one year of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18)  Benefit Plans—(Continued)
service who have attained the age of 21. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Employee contributions of up to five percent of earnings are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2006, 2005 and 2004 was approximately $2,113, $2,165, and $2,091, respectively.
Stewart Enterprises Puerto Rico Employees’ Retirement Trust
     On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan upon reaching the age of 21 and the completion of one year of service. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Eligible employees may contribute up to 10 percent of their earnings, up to a maximum annual contribution of $8. Employee contributions of up to five percent of earnings are eligible for Company matching contributions at the rate of $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2006, 2005 and 2004 was $95, $108 and $109, respectively.
Non-qualified Supplemental Retirement and Deferred Compensation Plan
     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2006, 2005 and 2004 was approximately $144, $210 and $386, respectively.
Supplemental Executive Retirement Plan
     On April 1, 2002, the Company adopted an unfunded, non-qualified defined benefit supplemental retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”) to provide for the payment of pension benefits to a select group of highly-compensated management employees. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The plan is construed in accordance with and governed by the laws of the State of Louisiana, except to the extent that the plan is governed by the Employee Retirement Income Security Act of 1974, as amended. The Company’s expense for the fiscal years ended October 31, 2006, 2005 and 2004 was $2,100, $1,877 and $1,800, respectively. The Company’s liability as of October 31, 2006 and 2005 was $7,955 and $6,278, respectively.
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
     On December 22, 2003, the Company granted new options to its executive officers for the purchase of 780,000 shares of Class A common stock at an exercise price of $5.44. These options became exercisable in one-third increments beginning October 31, 2004. All of these options expire on December 22, 2013. As of October 31, 2006, 176,668 of these options had been exercised, and 319,998 had been forfeited.
     On November 18, 2004, the Company granted new options to an executive officer for the purchase of 428,000 shares of Class A common stock at an exercise price of $7.03 per share. These options were to become exercisable in the following manner: 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. These options were due to expire on November 18, 2011. As of October 31, 2006, none of these options had been exercised and 321,000 had been forfeited.
     On December 20, 2004, the Company granted new options to two executive officers for the purchase of 373,600 shares of Class A common stock at an exercise price of $6.90 per share. These options become exercisable in the following manner: 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted new options to other executive officers for the purchase of 233,500 shares of Class A common stock at an exercise price of $6.90 per share, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008. All of these options expire on December 20, 2011. As of October 31, 2006, none of these options have been exercised and 46,700 had been forfeited.
     On November 29, 2005, the Company granted new options to employees for the purchase of 269,250 shares of Class A common stock at an exercise price of $5.06 per share, which vest in equal 25 percent portions on October

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18)  Benefit Plans—(Continued)
31, 2006, 2007, 2008 and 2009. These options expire on November 29, 2012. As of October 31, 2006, none of these options have been exercised and 14,750 had been forfeited.
     On May 11, 2006, the Company granted new options to executive officers for the purchase of 167,560 shares of Class A common stock at an exercise price of $5.86 per share. Of this amount, 12,739 of the options vest in equal 25 percent portions beginning on October 31, 2006 and expire on November 29, 2012, and 154,821 of the options vest in equal 25 percent portions beginning on May 11, 2007 and expire on May 11, 2013. As of October 31, 2006, none of these options have been exercised or forfeited.
     On June 21, 2006, the Company granted new options to employees for the purchase of 36,250 shares of Class A common stock at an exercise price of $5.35 per share, which vest in equal 25 percent portions on June 21, 2007, 2008, 2009 and 2010. These options expire on June 21, 2013. As of October 31, 2006, none of these options have been exercised and 4,500 had been forfeited.
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
     On November 18, 2004, the Company granted new options to an executive officer for the purchase of 147,000 shares of Class A common stock at an exercise price of $7.03 per share. These options were to become exercisable in the following manner: 25 percent on November 18, 2005, 25 percent on November 18, 2006 and 50 percent on November 18, 2007. These options were due to expire on November 18, 2011. As of October 31, 2006, none of these options had been exercised and 110,250 had been forfeited.
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
Employee Stock Purchase Plan
     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Plan. The Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock semi-annually on June 30 and December 31. The purchase price is established at a 15 percent discount from fair market value, as defined in the Plan. As of October 31, 2006, 262,596 shares had been acquired under this Plan.
Stock-Based Compensation
     Effective November 1, 2005, the Company adopted SFAS No. 123R using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based compensation arrangements granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based compensation arrangements granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle was required for the Company, and results for prior periods have not been restated. SFAS No. 123R also requires that excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow. Prior to November 1, 2005, no stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the notes to the consolidated financial statements.
     Net earnings for the year ended October 31, 2006 includes $1,203 ($803 after tax) of share-based compensation costs which are included in corporate general and administrative expenses in the consolidated statement of earnings. As of October 31, 2006, there was $2,031 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.18 years. During fiscal year 2006, the vesting of 11,675 stock options previously granted to an executive officer was accelerated from December 20, 2006 to October 31, 2006. The following table is a summary of the Company’s stock options outstanding as of October 31, 2006, 2005 and 2004, and the changes that occurred during fiscal years 2006, 2005 and 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18)  Benefit Plans—(Continued)

	2006		2005		2004
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	1,468,734	$6.62	3,521,393	$5.26	6,787,624	$7.09
Granted	473,060	$5.37	1,182,100	$6.96	923,083	$5.48
Exercised	(33,334)	$5.44	(2,982,460)	$5.16	(2,974,461)	$5.07
Forfeited	(467,166)	$6.89	(252,299)	$6.57	(1,214,853)	$16.08

Outstanding at end of year	1,441,294	$6.15	1,468,734	$6.62	3,521,393	$5.26

Exercisable at end of year	645,665	$6.10	233,338	$5.44	3,288,062	$5.25

Weighted-average fair value of options granted		$2.27		$4.06		$2.22

Year Ended October 31, 2006
Aggregate Intrinsic Value
Options outstanding as of October 31, 2006	$575
Options exercisable as of October 31, 2006	$282
Options exercised during 2006	$13
     The following table further describes the Company’s stock options outstanding as of October 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
Exercise Prices	10/31/2006	Contractual Life	Exercise Price	10/31/2006	Contractual Life	Exercise Price
$5.06	254,500	6.08 years	$5.06	63,621	6.08 years	$5.06
$5.35	31,750	6.64 years	$5.35	—	—	$—
$5.44	283,334	7.14 years	$5.44	283,334	7.14 years	$5.44
$5.86	12,739	6.08 years	$5.86	3,185	6.08 years	$5.86
$5.86	154,821	6.53 years	$5.86	—	—	$—
$6.90	560,400	5.14 years	$6.90	151,775	5.14 years	$6.90
$7.03	143,750	5.05 years	$7.03	143,750	5.05 years	$7.03

$5.06 to $7.03	1,441,294	5.88 years	$6.15	645,665	6.10 years	$6.10

		Weighted Average
	Year Ended	Grant-Date
	October 31, 2006	Fair Value
Nonvested options as of November 1, 2005	1,235,396	$3.92
Granted	473,060	$2.27
Vested	(445,661)	$3.46
Forfeited	(467,166)	$3.95

Nonvested options as of October 31, 2006	795,629	$3.18

     The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2006, 2005 and 2004: expected dividend yield of 0.4 percent, zero percent and zero percent; expected volatility of 53.2 percent, 43.3 percent and 38.9 percent; risk-free interest rate of 3.7 percent, 4.4 percent and 4.4 percent; and an expected term of 7.7 years, 4.3 years and 3.9 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18)  Benefit Plans—(Continued)
options are expected to be outstanding.
     Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated on each semi-annual grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2006, 2005 and 2004, respectively: expected dividend yield of 1.4 percent, 0.4 percent and zero percent; expected volatility of 44.6 percent, 54.9 percent and 62.7 percent; risk-free interest rate of 4.3 percent, 2.6 percent and 1.1 percent; and an expected term of .5 years for all years.
     The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended October 31, 2005 and 2004.

	Year Ended October 31,
	2005	2004
Net earnings (loss)	$(143,326)	$36,692
Stock-based employee compensation expense included in reported net earnings, net of tax	440	403
Stock-based employee compensation expense determined under fair value-based method, net of tax	(1,696)	(1,870)

Pro forma net earnings (loss)	$(144,582)	$35,225

Net earnings (loss) per common share:
Basic — as reported	$(1.31)	$.34

Basic — pro forma	$(1.32)	$.33

Diluted — as reported	$(1.31)	$.34

Diluted — pro forma	$(1.32)	$.33

Stock Repurchase Plan
     On March 17, 2005, the Company completed its initial stock repurchase program, having repurchased 4,400,000 shares for $28,000 since its inception in June 2003. On March 28, 2005, the Company announced a new stock repurchase program, authorizing the investment of up to $30,000 in the repurchase of the Company’s common stock. Repurchases under the program were limited to the Company’s Class A common stock, and were made in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending upon market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the new program through October 31, 2006, the Company had repurchased 5,096,303 shares of its Class A common stock at an average price of $5.86 per share and as of October 31, 2006 had completed the plan.
Restricted Stock
     The expense related to restricted stock granted in fiscal years 2006, 2005 and 2004 is reflected in earnings and amounted to $484, $742 and $650 for the years ended October 31, 2006, 2005 and 2004, respectively. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2006, 2005 and 2004.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18)  Benefit Plans—(Continued)

	2006(1)	2005(2)	2004(3)
Nonvested restricted stock at beginning of year	190,866	160,334	—
Granted	31,998	166,500	271,000
Vested	(125,466)	(125,335)	—
Forfeited	—	(10,633)	(110,666)

Nonvested restricted stock at end of year	97,398	190,866	160,334

(1)	On May 11, 2006, the Company granted 31,998 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on May 11, 2007, 2008, 2009 and 2010.

(2)	On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer of which no shares have been cancelled as of October 31, 2006 and 16,872 shares were withheld to cover the tax obligation related to the vested restricted stock as of October 31, 2006. The restricted stock vested 25 percent on November 18, 2005, and became fully vested on June 30, 2006. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers. The restricted stock vests 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008 of which 7,300 shares have been cancelled as of October 31, 2006

(3)	On December 22, 2003, the Company granted 271,000 shares of restricted stock to its executive officers of which 113,999 shares have been cancelled as of October 31, 2006 and 37,454 shares were withheld to cover the tax obligation related to the vested restricted stock as of October 31, 2006. The restricted stock vested in equal one-third portions at October 31, 2004, October 31, 2005 and October 31, 2006.
Other
     On May 12, 2006, the Company granted 27,759 shares of Class A common stock to executive officers as part of their fiscal year 2005 bonus. The expense related to these shares was reflected in earnings in fiscal year 2005 and amounted to $247.
(19) Commitments, Contingencies and Related Party Transactions
Litigation
     Henrietta Torres and Teresa Fiore, on behalf of themselves and all others similarly situated and the General Public v. Stewart Enterprises, Inc., et al.; No. BC328961, on the docket of the Superior Court for the State of California for the County of Los Angeles, Central District. This purported class action was filed on February 17, 2005 on behalf of a nationwide class defined to include all persons who purchased funeral goods and/or services in the United States from defendants at any time on or after February 17, 2001. The suit named the Company and several of its Southern California affiliates as defendants and also sought to assert claims against a class of all entities located anywhere in the United States whose ultimate parent corporation has been the Company at any time on or after February 17, 2001.
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
     As a result of demurrers, the plaintiff in the lead case amended her case twice. On January 31, 2006, however, the court overruled SCI’s demurrer to the third amended complaint and established a schedule leading to a

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19)  Commitments, Contingencies and Related Party Transactions—(Continued)
hearing on a motion for summary judgment to test the viability of the named plaintiff’s claim against SCI. The third amended complaint in the lead case alleges that the SCI defendants violated the “Funeral Rule” promulgated by the Federal Trade Commission by failing to disclose that the prices charged to the plaintiffs for certain goods and services the SCI defendants obtained from third parties specifically on the plaintiff’s behalf exceeded what the defendants paid for them. The plaintiff alleges that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, and (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code. The plaintiff seeks restitution damages, disgorgement, interest, costs and attorneys’ fees.
     In September and October 2006, the court granted the motion for summary judgment filed by the SCI affiliate with whom the plaintiff had contracted and entered a judgment of dismissal in favor of that SCI affiliate. On December 8, 2006, the plaintiff noticed an appeal of this judgment.
     Because the matter is being appealed, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
     Funeral Consumers Alliance, Inc., et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co., number H-05-3394 on the docket of the United States District Court for the Southern District of Texas. This purported class action was originally filed on May 2, 2005, in the United States District Court for the Northern District of California, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants at any time. The court consolidated it with five subsequently filed, substantially similar cases (the “Consolidated Consumer Cases”).
     The Consolidated Consumer Cases allege that the defendants acted jointly to reduce competition from independent casket discounters and fix and maintain prices on caskets in violation of the federal antitrust laws and California’s Business and Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs and attorneys’ fees.
     At the defendants’ request, in late September 2005, the court transferred the Consolidated Consumer Cases to the United States District Court for the Southern District of Texas. The transferred Consolidated Consumer Cases have been consolidated before a single judge in the Southern District of Texas.
     On November 10, 2006, after the court denied Defendants’ motions to dismiss, the Company answered the first amended consolidated class action complaint, denying liability and asserting various affirmative defenses. Discovery is underway. The court conducted a hearing on plaintiffs’ motion for class certification on December 4-7, 2006.
     Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     A similar action captioned Ralph Lee Fancher, on behalf of himself and all others similarly situated v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., Aurora Casket Co., York Group, Inc., and Batesville Casket Co., was originally filed in the United States District Court for the Eastern District of Tennessee on behalf of consumers in twenty-three states and the District of Columbia who purchased caskets. The allegations of fact were essentially the same as those made in the Consolidated Consumer Cases, but the plaintiffs in this suit (the “Fancher plaintiffs”) alleged that the defendants violated state antitrust, consumer protection and/or unjust enrichment laws. The Fancher plaintiffs withdrew their complaint on August 2, 2005, and re-filed a nearly identical complaint under Tennessee law and on behalf of only Tennessee consumers in the Northern District of California on September 23, 2005, the same day that the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19)  Commitments, Contingencies and Related Party Transactions—(Continued)
Consolidated Consumer Cases were transferred to the Southern District of Texas. This matter was transferred to the Southern District of Texas and consolidated with the Consolidated Consumer Cases for purposes of discovery. The Fancher plaintiffs filed a First Amended Complaint expanding the purported class to include all individuals and entities in the United States who purchased Batesville caskets and dropping claims made under the Tennessee consumer protection law. However, the Fancher plaintiffs filed a voluntary notice of dismissal seeking to dismiss their claims without prejudice. On June 13, 2006, the Court entered an order granting the voluntary dismissal without prejudice.
     Pioneer Valley Casket Co., Inc., et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co., number H-05-3399 (“Pioneer Valley Case”). This purported class action was filed on July 8, 2005, in the Northern District of California on behalf of a nationwide class of independent casket retailers. The casket retailers make allegations similar to those involved made in the Consolidated Consumer Cases reported above and seek treble damages, injunctive relief, interest, costs and attorneys’ fees.
     Like the Consolidated Consumer Cases, in late September 2005, this matter was transferred to the United States District Court for the Southern District of Texas. The Pioneer Valley Case has been consolidated with the Consolidated Consumer Cases for purposes of discovery only.
     On November 14, 2006, after the court denied Defendants’ motions to dismiss, the Company answered the first amended complaint, denying liability and asserting various defenses. Discovery is underway. The court conducted a hearing on plaintiffs’ motion for class certification on December 8, 2006.
     Because this matter is in preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
     In Re: State Attorney General Civil Investigative Demands - On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. Subsequently, the Attorneys General for the States of Florida and Connecticut issued a similar civil investigative demand to the Company. The Company has entered into arrangements allowing the Maryland and Florida Attorneys General to share in information provided by the Company with the attorneys general of certain other states. The Company is cooperating with the attorneys general and has provided information relevant to their investigations. Because these matters are in their preliminary stages, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in these matters.
Other Litigation
     The Company is a defendant in a variety of other litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.
     See Note 17 for a discussion of tax related contingencies.
Securities and Exchange Commission Investigation
     In November 2006, the Company received a subpoena from the SEC, issued pursuant to a formal order of investigation, seeking documents and information related to the Company’s previously disclosed and completed deferred revenue project. The SEC has informed the Company that this is a fact-finding inquiry to determine

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19)  Commitments, Contingencies and Related Party Transactions—(Continued)
whether there have been any violations of the federal securities laws. The SEC has also informed the Company that the investigation and subpoena do not mean that the SEC has concluded that the Company, or anyone else, has violated any law or that the SEC has a negative opinion of any person, entity or security. The Company intends to fully cooperate with the SEC in the conduct of its investigation.
Leases
     The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 12 years, except for six leases that expire between 2032 and 2039. Rent payments under these leases were $4,588, $4,997 and $5,755 for the years ended October 31, 2006, 2005 and 2004, respectively. The Company leased office space from a non-affiliated company through September 30, 2004. Rental payments to the non-affiliated company were $295 for the year ended October 31, 2004 The Company’s future minimum lease payments as of October 31, 2006 are $4,409, $3,615, $3,245, $2,551, $982 and $17,132 for the years ending October 31, 2007, 2008, 2009, 2010, 2011 and later years, respectively.
Other Commitments and Contingencies
     The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $7,683 and $9,443 as of October 31, 2006 and 2005, respectively. The Company’s future non-compete payments as of October 31, 2006 are $1,538, $1,209, $328, $242, $242 and $68 for the years ending October 31, 2007, 2008, 2009, 2010, 2011 and later years, respectively.
     The Company is required to maintain a bond ($41,061 as of October 31, 2006) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.
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
     In June 2004, the Company entered into a separation agreement with William E. Rowe who stepped down from his position as President and Chief Executive Officer. As part of Mr. Rowe’s separation agreement, the Company paid Mr. Rowe $1,000 in equal installments over a two year period, beginning November 1, 2004. The Company recorded the $1,000 charge in the third quarter of fiscal year 2004 but will make the payments in accordance with the terms of the agreement.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19)  Commitments, Contingencies and Related Party Transactions—(Continued)
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman Emeritus of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2006, including accrued interest, was approximately $1,111.
     The father of G. Kenneth Stephens, Jr., Executive Vice President and President of the Company’s Western Division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. For the years ended October 31, 2006, 2005 and 2004, the Company paid Cemetery Funeral Supply, Inc. $329, $226 and $252, respectively.
(20) Segment Data
     As a result of the Company’s strategic planning process, effective for the fourth quarter of fiscal year 2005, the Company reorganized its operating divisions from four to two and revised its operating and reportable segments. The Company’s presentation reflects five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern.
     As of October 31, 2006, the Company operated two geographic divisions each with a division president: Western division and Eastern division. The Western division consists of 121 funeral homes and 49 cemeteries in Alabama, Arkansas, California, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington and Wisconsin. The Eastern division consists of 108 funeral homes and 94 cemeteries in Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico.
     The corporate trust management segment includes (1) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (2) fee income related to the Company’s wholly-owned subsidiary, Investor’s Trust, Inc., “ITI.” Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers.
     ITI serves as investment advisor exclusively to the Company’s trust funds. ITI provides investment advisory services to the trusts for a fee. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.
     The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and service trusts are deferred until the underlying products and services are delivered and are not reflected in the statement of earnings but are disclosed in Notes 4, 5, and 7 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the divisions.
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
     The Company also measures its preneed sales growth year-over-year. Preneed sales and the accounting for these sales are discussed in Notes 2(i), 2(j) and 2(k). Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed monthly by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth. As such, the CODM reviews the preneed sales data in addition to revenue and gross profit.
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
     For a discussion of discontinued operations, see Note 12. The table below presents information about reported segments for the fiscal years ended October 31, 2006, 2005 and 2004 for the Company’s continuing operations only based on the Company’s reportable segments.

	Funeral Revenue			Cemetery Revenue (1)			Total Revenue
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Eastern Division	$117,192	$114,117	$108,367	$137,029	$127,717	$122,148	$254,221	$241,834	$230,515
Western Division	147,650	140,382	143,521	88,570	80,342	89,925	236,220	220,724	233,446
Corporate Trust Management (2)	17,859	18,884	18,688	9,360	11,194	10,632	27,219	30,078	29,320

Total	$282,701	$273,383	$270,576	$234,959	$219,253	$222,705	$517,660	$492,636	$493,281

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Segment Data—(Continued)

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Eastern Division	$18,356	$18,634	$19,234	$24,042	$15,784	$17,006	$42,398	$34,418	$36,240
Western Division	29,750	24,633	31,333	16,567	14,058	19,186	46,317	38,691	50,519
Corporate Trust Management (2)	17,310	18,368	18,150	8,869	10,740	10,047	26,179	29,108	28,197

Total	$65,416	$61,635	$68,717	$49,478	$40,582	$46,239	$114,894	$102,217	$114,956

	Net Preneed Funeral			Net Preneed Cemetery			Net Total Preneed
	Merchandise and Service Sales (3)			Merchandise and Service Sales (3)			Merchandise and Service Sales (3)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Eastern Division	$47,275	$42,979	$40,061	$42,173	$42,436	$44,326	$89,448	$85,415	$84,387
Western Division	56,830	49,723	48,193	18,034	16,788	18,014	74,864	66,511	66,207

Total	$104,105	$92,702	$88,254	$60,207	$59,224	$62,340	$164,312	$151,926	$150,594

	Depreciation and Amortization			Depreciation and Amortization			Depreciation and Amortization
	Funeral			Cemetery			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Eastern Division	$7,615	$7,590	$12,984	$3,340	$3,871	$12,063	$10,955	$11,461	$25,047
Western Division	6,702	7,011	14,551	2,504	2,590	7,862	9,206	9,601	22,413
Reconciling Items (4)							5,505	4,647	10,120

Total							$25,666	$25,709	$57,580

	Additions to Long-Lived Assets			Additions to Long-Lived Assets			Additions to Long-Lived Assets
	Funeral (5)			Cemetery (5)			Total (5)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Eastern Division	$3,740	$5,896	$4,380	$8,602	$8,968	$9,153	$12,342	$14,864	$13,533
Western Division	11,285	6,354	5,249	10,526	5,831	6,527	21,811	12,185	11,776
Reconciling Items (4)							5,329	6,428	5,405

Total							$39,482	$33,477	$30,714

	Total Funeral Assets		Total Cemetery Assets		Total Assets
	2006	2005	2006	2005	2006	2005
Eastern Division	$261,033	$273,387	$652,228	$675,727	$913,261	$949,114
Western Division	310,820	272,025	387,932	359,247	698,752	631,272
Corporate Trust Management	468,077	446,344	201,983	191,506	670,060	637,850
Reconciling Items (4)					98,504	117,373

Total					$2,380,577	$2,335,609

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	2006	2005	2006	2005	2006	2005
Eastern Division	$89,536	$89,536	$26,042	$26,042	$115,578	$115,578
Western Division	108,867	108,867	48,947	48,947	157,814	157,814

Total	$198,403	$198,403	$74,989	$74,989	$273,392	$273,392

	Assets held for Sale-Funeral		Assets held for Sale-Cemetery		Assets held for Sale-Total
	2006	2005	2006	2005	2006	2005
Eastern Division	$—	$604	$—	$—	$—	$604
Western Division	—	625	—	257	—	882

Total	$—	$1,229	$—	$257	$—	$1,486

(1)	Perpetual care trust earnings of $10,132, $8,186 and $6,385 for fiscal years 2006, 2005 and 2004, respectively, are included in the revenue and gross profit data of the related geographic segment.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Segment Data—(Continued)

(2)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2006, 2005 and 2004 were $5,528, $5,383 and $5,543, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2006, 2005 and 2004 were $12,331, $13,501 and $13,145, respectively. Trust management fees included in cemetery revenue for 2006, 2005 and 2004 were $4,894, $4,945 and $4,731, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2006, 2005 and 2004 were $4,466, $6,249 and $5,901, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations.

(4)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(5)	Long-lived assets include cemetery property and net property and equipment.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the fiscal years ended October 31, 2006, 2005 and 2004, is as follows:

	Year Ended October 31,
	2006	2005	2004
Gross profit for reportable segments	$114,894	$102,217	$114,956
Corporate general and administrative expenses	(31,739)	(19,440)	(17,097)
Hurricane related recoveries (charges), net	1,628	(9,366)	—
Separation charges	(991)	(1,507)	(3,435)
Gains on dispositions and impairment (losses), net	(353)	1,234	(225)
Other operating income, net	1,315	1,422	2,090
Interest expense	(29,633)	(30,460)	(47,335)
Loss on early extinguishment of debt	—	(32,822)	—
Investment and other income, net	3,676	713	178

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$58,797	$11,991	$49,132

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Supplementary Information
     The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2006, 2005 and 2004.

	Year Ended October 31,
	2006	2005	2004
Service revenue
Funeral	$165,979	$155,474	$151,191
Cemetery	62,785	58,186	56,632

	228,764	213,660	207,823

Merchandise revenue
Funeral	108,612	109,942	110,422
Cemetery	156,016	145,566	148,945

	264,628	255,508	259,367

Other revenue
Funeral	8,110	7,967	8,963
Cemetery	16,158	15,501	17,128

	24,268	23,468	26,091

Total revenue	$517,660	$492,636	$493,281

Service costs
Funeral	$56,676	$51,861	$57,921
Cemetery	42,390	40,688	38,569

	99,066	92,549	96,490

Merchandise costs
Funeral	65,704	66,974	51,368
Cemetery	90,715	86,655	85,458

	156,419	153,629	136,826

General and administrative expenses
Funeral	94,905	92,913	92,570
Cemetery	52,376	51,328	52,439

	147,281	144,241	145,009

Total costs	$402,766	$390,419	$378,325

     Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue and preneed selling costs associated with preneed merchandise sales.
(22) Hurricane Related Charges
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. The Company’s executive offices and Shared Services Center are located in a building it owns in the New Orleans metropolitan area, and no significant damage occurred to that building. However, most of the approximately 400 employees who work at this location did not have access to their homes until late September or early October, and many of those homes remain uninhabitable. For the month of September, the Company temporarily housed most of the Shared Services Center functions, such as cash receipts and disbursements, customer service, contract processing and information technology in Orlando, Florida, in newly-

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Hurricane Related Charges—(Continued)
leased and existing Company office space, and temporarily housed other functions such as the executive offices, treasury, accounting, trust administration, human resources, training, communications, marketing, tax and compliance in the Dallas, Texas area in newly-leased office space. Beginning in early October 2005, the executive offices and Shared Services Center were open and operating.
     Of the Company’s then 231 funeral homes and 144 cemeteries, three funeral homes and five cemeteries, which prior to the hurricane represented approximately four percent of the Company’s annual revenues and approximately five percent of its annual gross profit, are located in the New Orleans metropolitan area and suffered substantial damage. The Company’s mausoleum construction and sales business, Acme Mausoleum, which primarily operates in southwest Louisiana and Texas, was also negatively impacted by Hurricanes Katrina and Rita. Including Acme Mausoleum, the New Orleans area funeral home and cemetery operations represent approximately six percent of the Company’s annual revenue and gross profit prior to the hurricane. The book value of net property and equipment, receivables, inventory and cemetery property at the affected properties amounted to approximately $24,700 prior to the storms (of which $12,901 was written off.) Hurricanes Katrina, Rita and Wilma also interrupted business in Florida, Alabama, Mississippi and Texas primarily due to evacuations and power outages.
     During 2006, the Company’s largest funeral operation in New Orleans operated out of a temporary facility. Reconstruction of this funeral home began in early fiscal year 2007 and is expected to be completed by early 2008. The second largest funeral home in New Orleans was not open during fiscal year 2006 but is expected to open in the second quarter of 2007. The smallest funeral home in New Orleans opened during the third quarter of 2006. Burials occurred in all of the Company’s Louisiana cemeteries during 2006. The Company has renovations remaining at one of the mausoleums.
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. Each quarter, the Company estimates the insurance proceeds it expects to receive, which is then compared to the expenses incurred related to Hurricane Katrina to determine the hurricane-related charges. As of October 31, 2006, the Company had incurred approximately $31,225 (of which $20,897 was incurred as of October 31, 2005) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of October 31, 2006, the Company has recorded insurance proceeds from Hurricane Katrina of $23,562, $11,531 of which had been recorded as of October 31, 2005 and $6,831 of which is included in current receivables in the consolidated balance sheet as of October 31, 2006. For the year ended October 31, 2006, expenses incurred for Hurricane Katrina were $10,328 and insurance proceeds recorded were $12,031, resulting in a net recovery of $1,703. For the year ended October 31, 2006, the Company has recorded $196 in expenses and $121 in insurance proceeds for Hurricane Wilma, resulting in a net loss of $75. Therefore, for the year ended October 31, 2006, expenses incurred for Hurricanes Katrina and Wilma were $10,524 and insurance proceeds recorded were $12,152, resulting in a net recovery of $1,628, ($1,082 after tax, or $.01 per share). These items are reflected in the “Hurricane related recoveries (charges), net” line item in the consolidated statements of earnings for the year ended October 31, 2006. The Company believes that a significant portion of the loss it experienced may be covered by insurance. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, if the proceeds are greater than the loss incurred, then the Company will record any related gain at that time.
     For the year ended October 31, 2006, the Company recorded $3,169 in business interruption insurance proceeds based on information received from the Company’s insurance carrier, and none of this had been received by the Company as of October 31, 2006. The Company has reflected $2,829 and $340 of the business interruption insurance in the funeral and cemetery revenue line items, respectively, in the consolidated statements of earnings for the year ended October 31, 2006 and in current receivables in the consolidated balance sheet as of October 31, 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Hurricane Related Charges—(Continued)
     The Company received $10,000 in hurricane related insurance proceeds from November 1, 2006 through January 11, 2007.
(23) Quarterly Financial Data (Unaudited)
     The quarterly financial data in the table below has been reclassified to reflect the results of certain businesses previously reported as continuing operations to discontinued operations.

	First	Second	Third	Fourth
Year Ended October 31, 2006(1)
Revenues	$126,122	$130,927	$129,437	$131,174
Gross profit	29,122	31,944	25,437	28,391
Net earnings	8,389	11,447	7,334	10,423
Net earnings per common share:
Basic	.08	.11	.07	.10
Diluted	.08	.11	.07	.10

	First	Second	Third	Fourth
Year Ended October 31, 2005(2)
Revenues	$121,963	$132,049	$124,573	$114,051
Gross profit	27,182	33,221	24,048	17,766
Net earnings (loss)	(145,277)	(4,917)	8,875	(2,007)
Net earnings (loss) per common share:
Basic	(1.33)	(.04)	.08	(.02)
Diluted	(1.33)	(.04)	.08	(.02)

(1)	First quarter of fiscal year 2006 includes a charge of $2,638 ($1,583 after tax, or $.01 per share) in net hurricane related costs and $154 in separation pay for a former executive officer. Second quarter of fiscal year 2006 includes a recovery of $558 related to net hurricane related costs, $159 in net gains on dispositions and impairment (losses) in continuing operations and $122 in separation pay for a former executive officer. Third quarter of fiscal year 2006 includes a recovery of $1,072 ($643 after tax, or $.01 per share) related to net hurricane related costs and $680 in separation pay for a former executive officer. Fourth quarter of fiscal year 2006 includes a recovery of $2,636 ($1,687 after tax, or $.01 per share) related to net hurricane related costs and ($505) in net gains on dispositions and impairment (losses) in continuing operations. Third and fourth quarters of fiscal year 2006 also contain out of period adjustments as described in Note 2(u).

(2)	First quarter of fiscal year 2005 includes a charge of $2,651 ($1,723 after tax, or $.02 per share) for early extinguishment of debt in connection with the refinancing of the Company’s senior secured credit facility and $813 in net gains on dispositions and impairment (losses) in continuing operations. First quarter of 2005 also includes a charge of $254,240 ($153,180 after tax, or $1.40 per share) for the cumulative effect of change in accounting principle related to preneed selling costs, as described in Notes 2(f) and 3(b). Second quarter of fiscal year 2005 includes a charge of $30,057 ($19,210 after tax, or $.18 per share) for early extinguishment of debt in connection with the refinancing of the Company’s senior subordinated notes and $364 in net gains on dispositions and impairment (losses) in continuing operations. Third quarter of fiscal year 2005 includes an additional charge of $114 for early extinguishment of debt in connection with the refinancing of the Company’s senior subordinated notes. Third quarter of fiscal year 2005 also includes a charge of $147 relating to the reorganization of the Company’s divisions and $56 in net gains on dispositions and impairment (losses) in continuing operations. Fourth quarter of fiscal year 2005 includes a charge of $9,366 ($5,228 after tax, or $.05 per share) in net hurricane related costs and $1,360 ($850 after tax, or $.01 per share) relating to the reorganization of the Company’s divisions and separation pay of a former executive officer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(23) Quarterly Financial Data (Unaudited)
(23) Quarterly Financial Data (Unaudited)—(Continued)
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
(24) Subsequent Events
     On November 2, 2006, the Company announced the retirement of Everett N. Kendrick, Executive Vice President, Chief Operating Officer and President – Sales and Marketing Division, effective December 31, 2006. As part of Mr. Kendrick’s separation agreement, the Company will pay Mr. Kendrick $350 in equal bi-weekly installments over a two-year period commencing six months after his retirement date which the Company will record as a charge for separation pay in the first quarter of fiscal year 2007. In addition, the Company will pay Mr. Kendrick’s year end bonus of $245 on or before January 5, 2007. Any of Mr. Kendrick’s stock options and restricted stock not vested on or before December 31, 2006 will be forfeited.
     On December 12, 2006, the Company acquired a new funeral home in the Eastern Division’s Southern Region. This funeral home serves approximately 250 families a year and is located in Florida.
     The Company received $10,000 in hurricane related insurance proceeds from November 1, 2006 through January 11, 2007. For additional information, see Note 22.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Prior Material Weaknesses
     Management, with the oversight of the Audit Committee, has addressed all of the material weaknesses identified in previous periods and has concluded that they were remediated in the fourth quarter of 2006.
     The Company devoted significant time and resources to remediate the material weakness related to preneed cemetery merchandise and service contracts and the recognition of realized trust earnings. (Refer to material weaknesses 1 and 2 previously disclosed in Item 9A of the October 31, 2005 Form 10-K.) The Company completed a detailed review and assessment of nearly 700,000 contracts. The Company has enhanced its automated delivery systems over cemetery merchandise and has implemented an automated system for tracking and reporting trust earnings. Beginning in the first quarter of 2006, the Company utilized an automatic process to recognize revenue for cemetery merchandise revenue. The Company also enhanced its analytical procedures and implemented new procedures to monitor merchandise deliveries. During the fiscal year, the Company restructured its Corporate Accounting team to enhance the effectiveness of current controls and processes and to make recommendations for improvements and efficiencies. Further, the Company improved its employee training programs at both cemetery and funeral locations reiterating to the appropriate personnel of the importance of performing their responsibilities in accordance with Company policies and procedures. Controls over the reconciliations of preneed funeral and cemetery detailed records to trust fund assets and corresponding deferred revenue, as well as the disposition of any reconciling items identified, have been refined.
     The Company has designed and implemented additional controls with respect to the accrual of small dollar disbursements incurred at its individual funeral home and cemetery locations. (Refer to material weakness 3 previously disclosed in Item 4 of the July 31, 2006 Form 10-Q.) Controls were designed and implemented to account for small dollar disbursements received after period end to properly accrue for these items in the financial statements. In addition, management has strengthened communications regarding the importance of timely voucher submission from the funeral home and cemetery locations.
     Management has concluded that the actions taken above have remediated the material weaknesses in the Company’s internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as described in the section titled “Remediation of Prior Material Weaknesses” above.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
     The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2006:

Number of Securities
Remaining Available For
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column) (2)
Equity compensation plans approved by security holders (1)	1,538,692	$6.17	4,845,270
Equity compensation plans not approved by security holders	—	—	—

Total	1,538,692	$6.17	4,845,270

(1)	Consists of the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan, the 2005 Directors’ Stock Plan and the 2003 Employee Stock Purchase Plan.

(2)	Includes 3,453,586, 388,280 and 316,000 shares of our common stock under the 1995 Incentive Compensation Plan, the 2000 Incentive Compensation Plan and the 2005 Directors’ Stock Plan, respectively, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 737,404 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated January 15, 2007 appearing in Item 8 of this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 15, 2007

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
	Balance at	Charged to
	Beginning	costs and			Balance at
Description	of period	expenses	Other Changes	Write-offs	end of period
Current—Allowance for doubtful accounts:
Year ended October 31,
2006	$6,787	2,579	—	(2,706)	$6,660
2005	$5,523	3,771	—	(2,507)	$6,787
2004	$4,534	2,416	39 (1)	(1,466)	$5,523

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2006	$11,350	4,216	—	(4,678)	$10,888
2005	$8,022	6,306	—	(2,978)	$11,350
2004	$5,590	4,691	—	(2,259)	$8,022

Deferred tax asset valuation allowance
Year ended October 31,
2006	$10,220	237	—	—	$10,457
2005	$9,744	476	—	—	$10,220
2004	$11,985	(2,241)	—	—	$9,744

(1)	In fiscal year 2004, amounts charged to other accounts represent the reduction due to the assets held for sale and the reduction due to asset sales completed.

Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

3.2	By-laws of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.5	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.6	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.7	Registration Rights Agreement, dated February 11, 2005, by and among Stewart Enterprises, Inc., the guarantors party thereto, and Banc of America Securities LLC, Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Calyon Securities (USA) Inc. and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)
The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements
10.3	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”)

10.4	Retirement Benefits Agreement dated June 20, 2003, between the Company and Frank B. Stewart, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the

Quarter ended July 31, 2003)

10.5	Separation Agreement by and between the Company and William E. Rowe dated June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004)

10.6	Restricted Stock Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 18, 2004)

10.7	Stock Option Agreement under the Amended and Restated 1995 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 18, 2004)

10.8	Stock Option Agreement under the 2000 Incentive Compensation Plan between the Company and Kenneth C. Budde dated November 18, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 18, 2004)

10.9	Retirement Agreement by and between the Company and Kenneth C. Budde dated June 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2006)

10.10	Employment Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.12 to the Original 2004 Form 10-K; Amendment No. 1 to Employment Agreement dated March 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2006); Amended and Restated Employment Agreement dated November 8, 2006

10.11	Change of Control Agreement dated January 7, 2005, effective December 2, 2004, between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.13 to the Original 2004 Form 10-K); Amended and Restated Change of Control Agreement dated November 8, 2006

10.12	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins (incorporated by reference to Exhibit 10.14 to the Original 2004 Form 10-K); Amendment No. 1 to Employment Agreement dated March 13, 2006 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K dated March 14, 2006)

10.13	Form of Change of Control Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Lawrence B. Hawkins, Brent F. Heffron, Randall L. Stricklin, and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.15 to the Original 2004 Form 10-K)

10.14	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Brent F. Heffron (incorporated by reference to Exhibit 10.17 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.15	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Randall L. Stricklin (incorporated by reference to Exhibit 10.21 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.16	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and G. Kenneth Stephens, Jr. (incorporated by reference to Exhibit 10.22 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.17	Separation Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.18	Employment Agreement dated January 7, 2005, effective November 1, 2004, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit to 10.24 to the Original 2004 Form 10-K); Amendment No. 1 to Appendix A to Employment Agreement dated October 11, 2005, effective July 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2005)

10.19	Retirement Agreement dated October 26, 2006, effective November 2, 2006, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2006)

10.20	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K)

10.21	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K)

10.22	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”)); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K); Amendment thereto dated January 1, 2003 (incorporated by reference to Exhibit 10.34 to the 2002 10-K); Amendment dated September 24, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004); Amendment thereto dated January 1, 2004; Commission File No. 1-15449 (incorporated by reference to Exhibit 10.29 to the Original 2004 Form 10-K); Amendment thereto dated March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005); Amendment No. 10 to the Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

10.23	Stewart Enterprises Puerto Rico Employees’ Retirement Trust Summary Plan Description dated January 1, 2003 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005); Amendment No. 1 dated January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)

10.24	1165(e) Plan Adoption Agreement related to the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, amended effective as of October 31, 2001 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)

10.25	Amended and Restated Stewart Enterprises, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to the 1996 10-K); Commission File No. 1-15449

10.26	Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.58 to the 1996 10-K); Commission File No. 1-15449

10.27	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s 2003 definitive proxy statement for the fiscal year ended October 31, 2002); Amended and Restated 2003 Employee Stock Purchase Plan

10.28	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

10.29	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000); Amended and Restated Stewart Enterprises, Inc. 2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002)

10.30	2005 Directors’ Stock Plan (incorporated by reference to Exhibit A to the Company’s 2005 definitive proxy statement for the fiscal year ended October 31, 2004)

10.31	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001); Amendment No. 1 dated January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)

10.32	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Amendment No. 1 dated April 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)

10.1	Amended and Restated Employment Agreement dated November 8, 2006 between the Company and Thomas M. Kitchen

10.2	Amended and Restated Change of Control Agreement dated November 8, 2006 between the Company and Thomas M. Kitchen

10.3	Amended and Restated 2003 Employee Stock Purchase Plan

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 16, 2007.

STEWART ENTERPRISES, INC.

By:	/s/ THOMAS M. KITCHEN Thomas M. Kitchen
Acting Chief Executive Officer, Executive Vice
President ,Chief Financial Officer and a Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. LABORDE John P. Laborde	Chairman of the Board	January 16, 2007

/s/ THOMAS M. KITCHEN Thomas M. Kitchen	Acting Chief Executive Officer, Executive Vice President, Chief Financial	January 16, 2007
(Principal Financial Officer)	Officer and a Director

/s/ ANGELA M. LACOUR Angela M. Lacour	Vice President, Corporate Controller and	January 16, 2007
(Principal Accounting Officer)	Chief Accounting Officer

/s/ FRANK B. STEWART, JR. Frank B. Stewart, Jr.	Director	January 16, 2007

/s/ ALDEN J. McDONALD, JR. Alden J. McDonald, Jr.	Director	January 16, 2007

/s/ JAMES W. McFARLAND James W. McFarland	Director	January 16, 2007

/s/ JOHN C. McNAMARA John C. McNamara	Director	January 16, 2007

/s/ RONALD H. PATRON Ronald H. Patron	Director	January 16, 2007

/s/ MICHAEL O. READ Michael O. Read	Director	January 16, 2007

/s/ ASHTON J. RYAN, JR. Ashton J. Ryan, Jr.	Director	January 16, 2007

Exhibit Index
10.1	Amended and Restated Employment Agreement dated November 8, 2006 between the Company and Thomas M. Kitchen

10.2	Amended and Restated Change of Control Agreement dated November 8, 2006 between the Company and Thomas M. Kitchen

10.3	Amended and Restated 2003 Employee Stock Purchase Plan

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer