Form 10-Q
period 2007-01-31
STEWART ENTERPRISES INC
filed 2007-03-12
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2007
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
Yes ☐  No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 28, 2007, was 101,953,257 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2007	2006
Revenues:
Funeral	$72,721	$71,628
Cemetery	59,960	54,454

	132,681	126,082

Costs and expenses:
Funeral	53,981	53,785
Cemetery	47,647	43,173

	101,628	96,958

Gross profit	31,053	29,124
Corporate general and administrative expenses	(7,042)	(7,219)
Hurricane related charges, net	(1,850)	(2,638)
Separation charges	(485)	(154)
Gains on dispositions and impairment (losses), net	98	—
Other operating income, net	268	977

Operating earnings	22,042	20,090
Interest expense	(6,757)	(7,528)
Investment and other income, net	1,050	468

Earnings from continuing operations before income taxes	16,335	13,030
Income taxes	4,327	4,911

Earnings from continuing operations	12,008	8,119

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(97)	254
Income tax benefit	(15)	(16)

Earnings (loss) from discontinued operations	(82)	270

Net earnings	$11,926	$8,389

Basic earnings per common share:
Earnings from continuing operations	$.11	$.08
Earnings from discontinued operations	—	—

Net earnings	$.11	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.11	$.08
Earnings from discontinued operations	—	—

Net earnings	$.11	$.08

Weighted average common shares outstanding (in thousands):
Basic	104,900	108,504

Diluted	104,998	108,522

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$50,116	$43,870
Marketable securities	519	239
Receivables, net of allowances	58,965	72,527
Inventories	35,754	36,372
Prepaid expenses	12,867	6,428
Deferred income taxes, net	9,421	10,502
Assets held for sale	—	881

Total current assets	167,642	170,819
Receivables due beyond one year, net of allowances	76,687	75,350
Preneed funeral receivables and trust investments	528,047	517,963
Preneed cemetery receivables and trust investments	261,638	258,212
Goodwill	275,212	273,327
Cemetery property, at cost	370,195	371,230
Property and equipment, at cost:
Land	42,233	41,448
Buildings	297,273	294,172
Equipment and other	154,156	150,004

	493,662	485,624
Less accumulated depreciation	196,515	190,061

Net property and equipment	297,147	295,563
Deferred income taxes, net	177,089	173,986
Cemetery perpetual care trust investments	235,189	230,487
Other assets	13,419	13,640

Total assets	$2,402,265	$2,380,577

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006
Current liabilities:
Current maturities of long-term debt	$2,600	$2,839
Accounts payable	15,654	19,375
Accrued payroll and other benefits	12,617	17,353
Accrued insurance	23,510	21,803
Accrued interest	8,861	5,822
Other current liabilities	12,604	18,141
Income taxes payable	7,172	3,703
Liabilities associated with assets held for sale	—	469

Total current liabilities	83,018	89,505
Long-term debt, less current maturities	373,394	374,020
Deferred preneed funeral revenue	273,613	274,682
Deferred preneed cemetery revenue	294,750	296,075
Non-controlling interest in funeral and cemetery trusts	672,549	658,012
Other long-term liabilities	12,956	12,410

Total liabilities	1,710,280	1,704,704

Commitments and contingencies
Non-controlling interest in perpetual care trusts	234,284	228,980

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 101,630,170 and 101,408,227 shares at January 31, 2007 and October 31, 2006, respectively	101,630	101,408
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2007 and October 31, 2006, 10 votes per share, convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	639,175	640,648
Accumulated deficit	(286,789)	(298,715)
Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments	130	(3)

Total accumulated other comprehensive income (losses)	130	(3)

Total shareholders’ equity	457,701	446,893

Total liabilities and shareholders’ equity	$2,402,265	$2,380,577

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

			Retained	Unrealized
		Additional	Earnings	Appreciation	Total
	Common	Paid-In	(Accumulated	(Depreciation)	Shareholders’
	Stock(1)	Capital	Deficit)	of Investments	Equity
Balance October 31, 2006	$104,963	$640,648	$(298,715)	$(3)	$446,893

Comprehensive income:
Net earnings	—	—	11,926	—	11,926

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($81)	—	—	—	133	133

Total other comprehensive income	—	—	—	133	133

Total comprehensive income	—	—	11,926	133	12,059

Restricted stock activity	46	(20)	—	—	26
Issuance of common stock	89	444	—	—	533
Stock options exercised	87	386	—	—	473
Share-based compensation	—	318	—	—	318
Tax benefit associated with stock options exercised	—	26	—	—	26
Dividends ($.025 per share)	—	(2,627)	—	—	(2,627)

Balance January 31, 2007	$105,185	$639,175	$(286,789)	$130	$457,701

(1)	Amount includes 101,630 and 101,408 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2007 and October 31, 2006, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$11,926	$8,389
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(17)	(298)
Depreciation and amortization	6,494	6,081
Provision for doubtful accounts	2,238	2,095
Share-based compensation	318	424
Excess tax benefits from share-based payment arrangements	(37)	—
Provision (benefit) for deferred income taxes	(2,102)	3,679
Other	66	95
Changes in assets and liabilities:
Decrease in other receivables	9,159	4,029
Decrease in inventories and cemetery property	837	1,589
Decrease in accounts payable and accrued expenses	(3,426)	(5,078)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	77	2,712
Decrease in deferred preneed funeral revenue	(2,891)	(6,467)
Increase (decrease) in funeral non-controlling interest	(82)	126
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(1,000)	11,402
Decrease in deferred preneed cemetery revenue	(1,325)	(1,060)
Increase in cemetery non-controlling interest	3,312	1,682
Decrease in other	(5,658)	(2,176)

Net cash provided by operating activities	17,889	27,224

Cash flows from investing activities:
Proceeds from sale of assets, net	388	9
Purchase of subsidiaries, net of cash acquired	(2,805)	—
Insurance proceeds related to hurricane damaged properties	1,400	4,540
Additions to property and equipment	(7,777)	(4,274)
Other	(37)	15

Net cash provided by (used in) investing activities	(8,831)	290

Cash flows from financing activities:
Repayments of long-term debt	(865)	(891)
Issuance of common stock	643	—
Dividends	(2,627)	(2,717)
Excess tax benefits from share-based payment arrangements	37	—
Other	—	61

Net cash used in financing activities	(2,812)	(3,547)

Net increase in cash	6,246	23,967
Cash and cash equivalents, beginning of period	43,870	40,605

Cash and cash equivalents, end of period	$50,116	$64,572

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(1,370)	$200
Interest	$3,600	$3,200

Non-cash investing and financing activities:
Issuance of common stock to executive officers	$363	$—
Issuance of restricted stock	$290	$—
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2007, the Company owned and operated 227 funeral homes and 143 cemeteries in 25 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of January 31, 2007, and for the three months ended January 31, 2007 and 2006, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”).
     The October 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2006 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2006 Form 10-K.
     The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2007.
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
     (e) Share-Based Compensation
     The Company has three share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements of the Company’s 2006 Form 10-K. Net earnings for the three months ended January 31, 2007 and 2006 include $318 ($216 after tax) and $424 ($275 after tax), respectively, of share-based compensation costs which are included in corporate general and administrative expenses in the condensed consolidated statement of earnings. As of January 31, 2007, there was $2,635 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.04 years, of which $1,141 of total share-based compensation is expected for fiscal year 2007. The expense related to restricted stock granted in fiscal years 2007 and 2006 is reflected in earnings and amounted to $68

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation — (Continued)
and $95 for the three months ended January 31, 2007 and 2006, respectively.
     On January 8, 2007, the Company granted new options to employees for the purchase of 484,000 shares of Class A common stock at an exercise price of $6.33 per share, which vest in equal 25 percent portions on January 8, 2008, 2009, 2010 and 2011. On January 8, 2007, the Company granted 52,500 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on January 8, 2008, 2009, 2010 and 2011.
     Subsequent to quarter end, the Company agreed to grant 340,000 shares of restricted stock and options to purchase 360,000 shares of Class A common stock to an executive officer, of which a portion will be subject to performance-based conditions.
     In February 2007, the Company issued a total of 84,000 shares of Class A common stock to the independent directors of the Company. Each independent director must hold at least 75 percent of the shares received by him until he no longer serves as a member of the Board of Directors.
     (f) Reclassifications
     Certain reclassifications have been made to the 2006 condensed consolidated statements of earnings, balance sheet and cash flows in order for these periods to be comparable. All businesses sold in fiscal year 2007 and fiscal year 2006 that met the criteria for discontinued operations have been classified as discontinued operations for all periods presented. These reclassifications had no effect on net earnings, shareholders’ equity or operating cash flows.
     The Company also changed its presentation of activities related to its preneed funeral and cemetery trusts within the 2006 condensed consolidated statements of cash flows. Previously, all funeral and cemetery trust activities were included in the “net effect of preneed funeral production and maturities” and “net effect of preneed cemetery production and deliveries” line items. The Company now presents separate components of the funeral and cemetery trust activities within the following line items: changes in preneed receivables and trust investments, changes in deferred preneed revenue and changes in non-controlling interest. This new presentation has no effect on operating cash flows. The effect of the new presentation for the trust activities reflected in the consolidated statements of cash flows for the years ended October 31, 2006, 2005 and 2004 is presented below to update the disclosure from that included in the Company’s 2006 Form 10-K:

	Year Ended October 31,
	2006	2005	2004
Decrease in preneed funeral receivables and trust investments	$4,567	$4,141	$5,481
Decrease in deferred preneed funeral revenue	(15,375)	(13,628)	(14,162)
Increase (decrease) in funeral non-controlling interest	5,058	2,449	(5,603)

Net effect of preneed funeral production and maturities	(5,750)	(7,038)	(14,284)

(Increase) decrease in preneed cemetery receivables and trust investments	$3,479	$1,192	$(2,646)
Increase (decrease) in deferred preneed cemetery revenue	10,235	(8,313)	7,073
Increase in cemetery non-controlling interest	11,686	12,368	1,994

Net effect of preneed cemetery production and deliveries	$25,400	$5,247	$6,421

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.
(3) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at January 31, 2007 and October 31, 2006 are as follows:

	January 31, 2007	October 31, 2006
Trust assets	$476,251	$467,640
Receivables from customers	51,796	50,323

Preneed funeral receivables and trust investments	$528,047	$517,963

     The cost and market values associated with preneed funeral merchandise and services trust assets at January 31, 2007 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $79,262 as of January 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $4,380 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities — (Continued)

	January 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$46,719	$—	$—	$46,719
U.S. Government, agencies and municipalities	18,042	48	(202)	17,888
Corporate bonds	40,110	572	(291)	40,391
Preferred stocks	73,175	841	(693)	73,323
Common stocks	214,203	31,169	(2,973)	242,399
Mutual funds	33,097	1,741	(221)	34,617
Insurance contracts and other long-term investments	19,395	223	—	19,618

Trust investments	$444,741	$34,594	$(4,380)	474,955

Market value as a percentage of cost					106.8%

Accrued investment income				1,296

Trust assets				$476,251

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2007
Due in one year or less	$2,007
Due in one to five years	24,531
Due in five to ten years	31,415
Thereafter	326

$58,279

     During the three months ended January 31, 2007, purchases and sales of available for sale securities included in trust investments were $33,589 and $33,871, respectively. These sales resulted in realized gains and losses of $2,149 and ($297), respectively. During the three months ended January 31, 2006 purchases and sales of available for sale securities included in trust investments were $4,412 and $2,123, respectively, and these sales resulted in realized gains and losses of $120 and ($904), respectively.
     The Company deposited $7,419 and $6,793 into and withdrew $11,230 and $11,560 from preneed funeral trusts during the three months ended January 31, 2007 and 2006, respectively.
     Cash flows from preneed funeral contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of January 31, 2007 and October 31, 2006 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities — (Continued)

	January 31, 2007	October 31, 2006
Trust assets	$207,459	$201,983
Receivables from customers	54,179	56,229

Preneed cemetery receivables and trust investments	$261,638	$258,212

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2007 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $43,060 as of January 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $2,798 related to trust investments are temporary in nature.

	January 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,384	$—	$—	$15,384
U.S. Government, agencies and municipalities	15,174	38	(140)	15,072
Corporate bonds	11,902	299	(45)	12,156
Preferred stocks	27,883	261	(296)	27,848
Common stocks	99,137	11,708	(2,312)	108,533
Mutual funds	27,050	385	(1)	27,434
Insurance contracts and other long-term investments	538	—	(4)	534

Trust investments	$197,068	$12,691	$(2,798)	206,961

Market value as a percentage of cost					105.0%

Accrued investment income				498

Trust assets				$207,459

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2007
Due in one year or less	$5,075
Due in one to five years	12,428
Due in five to ten years	9,156
Thereafter	569

$27,228

     During the three months ended January 31, 2007, purchases and sales of available for sale securities included in trust investments were $57,022 and $50,853, respectively, which resulted in realized gains and losses of $2,801 and ($300), respectively. During the three months ended January 31, 2006, purchases and sales of available for sale securities included in trust investments were $2,199 and $8,420, respectively, and these sales resulted in realized gains and losses of $246 and ($346), respectively.
     The Company deposited $4,447 and $4,384 into and withdrew $4,137 and $16,397 from preneed cemetery merchandise and service trusts during the three months ended January 31, 2007 and 2006, respectively.
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statement of cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,362 and $2,615 for the three months ended January 31, 2007 and 2006, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts at January 31, 2007 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $32,523 as of January 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $3,401 related to trust investments are temporary in nature.

	January 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$19,606	$—	$—	$19,606
U.S. Government, agencies and municipalities	9,804	28	(166)	9,666
Corporate bonds	30,694	1,193	(171)	31,716
Preferred stocks	65,049	1,664	(993)	65,720
Common stocks	80,702	16,167	(1,988)	94,881
Mutual funds	10,745	1,001	(72)	11,674
Insurance contracts and other long-term investments	992	146	(11)	1,127

Trust investments	$217,592	$20,199	$(3,401)	234,390

Market value as a percentage of cost					107.7%

Accrued investment income				799

Trust assets				$235,189

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2007
Due in one year or less	$775
Due in one to five years	23,066
Due in five to ten years	16,083
Thereafter	1,458

$41,382

     During the three months ended January 31, 2007, purchases and sales of available for sale securities were $19,867 and $22,526, respectively, which resulted in realized gains and losses of $1,144 and ($330), respectively. During the three months ended January 31, 2006, purchases and sales of available for sale securities were $14,051 and $10,957, respectively, and these sales resulted in realized gains and losses of $804 and ($68), respectively.
     The Company deposited $1,863 and $1,971 into and withdrew $3,148 and $2,173 from perpetual care trusts during the three months ended January 31, 2007 and 2006, respectively.
     During the three months ended January 31, 2007 and 2006, cemetery revenues were $59,960 and $54,454, respectively, of which $2,547 and $1,887, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts — (Continued)
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at January 31, 2007 are as follows:

	Non-controlling Interest			Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$476,251	$207,459	$683,710	$235,189
Less:
Pending withdrawals	(9,956)	(4,760)	(14,716)	(1,674)
Pending deposits	2,155	1,400	3,555	769

Non-controlling interest	$468,450	$204,099	$672,549	$234,284

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2006 are as follows:

	Non-controlling Interest			Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$467,640	$201,983	$669,623	$230,487
Less:
Pending withdrawals	(10,317)	(5,175)	(15,492)	(2,300)
Pending deposits	2,362	1,519	3,881	793

Non-controlling interest	$459,685	$198,327	$658,012	$228,980

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2007 and 2006 are detailed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts — (Continued)

	Three Months	Three Months
	Ended	Ended
	January 31, 2007	January 31, 2006
Non-controlling interest:
Realized gains	$6,094	$1,170
Realized losses	(927)	(1,318)
Interest income, dividend and other ordinary income	5,846	7,575
Trust expenses and income taxes	(2,527)	(2,831)

Net trust investment income	8,486	4,596
Non-controlling interest in funeral and cemetery trust investments	(6,167)	(1,994)
Non-controlling interest in perpetual care trust investments	(2,319)	(2,602)

Total non-controlling interest	—	—
Investment and other income, net (1)	1,050	468

Total investment and other income, net	$1,050	$468

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the three months ended January 31, 2007, the balance includes approximately $444 of interest income receivable from the Internal Revenue Service.
(7) Commitments and Contingencies
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
     As a result of demurrers, the plaintiff in the lead case amended her case twice. On January 31, 2006, however, the court overruled SCI’s demurrer to the third amended complaint and established a schedule leading to a hearing on a motion for summary judgment to test the viability of the named plaintiff’s claim against SCI. The third amended complaint in the lead case alleges that the SCI defendants violated the “Funeral Rule” promulgated by the Federal Trade Commission by failing to disclose that the prices charged to the plaintiffs for certain goods and services the SCI defendants obtained from third parties specifically on the plaintiff’s behalf exceeded what the defendants paid for them. The plaintiff alleges that by failing to comply with the Funeral Rule, defendants (i) breached contracts with the plaintiffs, (ii) were unjustly enriched, and (iii) engaged in unfair, unlawful and fraudulent business practices in violation of a provision of California’s Business and Professions Code. The plaintiff seeks restitution damages, disgorgement, interest, costs and attorneys’ fees.
     In September and October 2006, the court granted the motion for summary judgment filed by the SCI affiliate with whom the plaintiff had contracted and entered a judgment of dismissal in favor of that SCI affiliate. On

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies — (Continued)
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
(7) Commitments and Contingencies — (Continued)
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
Securities and Exchange Commission Investigation
     In November 2006, the Company received a subpoena from the Securities and Exchange Commission (“SEC”), issued pursuant to a formal order of investigation, seeking documents and information related to the Company’s previously disclosed and completed deferred revenue project. The SEC has informed the Company that this is a fact-finding inquiry to determine whether there have been any violations of the federal securities laws. The SEC has also informed the Company that the investigation and subpoena do not mean that the SEC has concluded that the Company, or anyone else, has violated any law or that the SEC has a negative opinion of any person, entity or security. The Company is cooperating fully with the investigation and has commenced providing documents that are responsive to the subpoena.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2007
Earnings from continuing operations	$12,008
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$12,008	104,900	$.11

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		98

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$12,008	104,998	$.11

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2006
Earnings from continuing operations	$8,119
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,119	108,504	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		18

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,119	108,522	$.08

     Options to purchase 672,678 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the three months ended January 31, 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on November 18, 2011 and December 20, 2011. Options to purchase 1,468,734 shares of common stock at prices ranging from $5.44 to $7.03 per share were outstanding during the three months ended January 31, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2007, the Company’s Chairman Emeritus, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
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
(9) Segment Data — (Continued)
     The operating results of the Company’s businesses sold that meet the discontinued operations criteria in SFAS No. 144, “Accounting For Impairment or Disposal of Long-Lived Assets,” are reported in the discontinued operations section of the consolidated statements of earnings (see Note 12). The table below presents information about reported segments for the Company’s continuing operations.

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Western Division	$37,837	$36,867	$21,859	$19,349	$59,696	$56,216
Eastern Division	30,541	30,108	35,810	32,498	66,351	62,606
Corporate Trust Management (2)	4,343	4,653	2,291	2,607	6,634	7,260

Total	$72,721	$71,628	$59,960	$54,454	$132,681	$126,082

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Western Division	$8,683	$7,721	$4,044	$3,753	$12,727	$11,474
Eastern Division	5,875	5,602	6,122	5,041	11,997	10,643
Corporate Trust Management (2)	4,182	4,520	2,147	2,487	6,329	7,007

Total	$18,740	$17,843	$12,313	$11,281	$31,053	$29,124

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Western Division	$12,102	$12,356	$4,029	$3,805	$16,131	$16,161
Eastern Division	10,061	9,589	9,612	10,133	19,673	19,722

Total	$22,163	$21,945	$13,641	$13,938	$35,804	$35,883

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,362 and $2,615 for the three months ended January 31, 2007 and 2006, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2007 and 2006 were $1,468 and $1,368, respectively, and funeral trust earnings for the three months ended January 31, 2007 and 2006 were $2,875 and $3,285, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2007 and 2006 were $1,315 and $1,206, respectively, and cemetery trust earnings for the three months ended January 31, 2007 and 2006 were $976 and $1,401, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations. These sales are deferred and are recorded as revenue in the period the services are performed or the merchandise is delivered.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data — (Continued)
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three months ended January 31, 2007 and 2006 is as follows:

	Three Months Ended
	January 31,
	2007	2006
Gross profit for reportable segments	$31,053	$29,124
Corporate general and administrative expenses	(7,042)	(7,219)
Hurricane related charges, net	(1,850)	(2,638)
Separation charges	(485)	(154)
Gains on dispositions and impairment (losses), net	98	—
Other operating income, net	268	977
Interest expense	(6,757)	(7,528)
Investment and other income, net	1,050	468

Earnings from continuing operations before income taxes	$16,335	$13,030

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three months ended January 31, 2007 and 2006.

	Three Months Ended
	January 31,
	2007	2006
Service revenue
Funeral	$44,196	$41,039
Cemetery	15,588	15,714

	59,784	56,753
Merchandise revenue
Funeral	26,435	28,552
Cemetery	40,255	34,747

	66,690	63,299
Other revenue
Funeral	2,090	2,037
Cemetery	4,117	3,993

	6,207	6,030

Total revenue	$132,681	$126,082

Service costs
Funeral	$14,486	$13,257
Cemetery	10,312	9,755

	24,798	23,012
Merchandise costs
Funeral	15,429	16,982
Cemetery	23,783	20,496

	39,212	37,478
General and administrative expenses
Funeral	24,066	23,546
Cemetery	13,552	12,922

	37,618	36,468

Total costs	$101,628	$96,958

     Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise delivery revenue, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue and preneed selling costs associated with preneed merchandise sales.
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes
     The following tables present the condensed consolidating historical financial statements as of January 31, 2007 and October 31, 2006 and for the three months ended January 31, 2007 and 2006, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
subsidiaries, Investor’s Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,713	$5,008	$—	$72,721
Cemetery	—	54,547	5,413	—	59,960

	—	122,260	10,421	—	132,681

Costs and expenses:
Funeral	—	50,799	3,182	—	53,981
Cemetery	—	43,385	4,262	—	47,647

	—	94,184	7,444	—	101,628

Gross profit	—	28,076	2,977	—	31,053
Corporate general and administrative expenses	(7,042)	—	—	—	(7,042)
Hurricane related charges, net	(3)	(1,847)	—	—	(1,850)
Separation charges	(384)	(101)	—	—	(485)
Gains on dispositions and impairment (losses), net	—	98	—	—	98
Other operating income, net	30	165	73	—	268

Operating earnings (loss)	(7,399)	26,391	3,050	—	22,042
Interest expense	(1,757)	(4,448)	(552)	—	(6,757)
Investment and other income, net	1,036	13	1	—	1,050
Equity in subsidiaries	18,976	137	—	(19,113)	—

Earnings from continuing operations before income taxes	10,856	22,093	2,499	(19,113)	16,335
Income tax expense (benefit)	(1,070)	4,340	1,057	—	4,327

Earnings from continuing operations	11,926	17,753	1,442	(19,113)	12,008
Discontinued operations:
Loss from discontinued operations before income taxes	—	(97)	—	—	(97)
Income tax benefit	—	(15)	—	—	(15)

Loss from discontinued operations	—	(82)	—	—	(82)

Net earnings	11,926	17,671	1,442	(19,113)	11,926
Other comprehensive income (loss), net	133	—	(2)	2	133

Comprehensive income	$12,059	$17,671	$1,440	$(19,111)	$12,059

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,769	$4,859	$—	$71,628
Cemetery	—	50,097	4,357	—	54,454

	—	116,866	9,216	—	126,082

Costs and expenses:
Funeral	—	50,672	3,113	—	53,785
Cemetery	—	39,710	3,463	—	43,173

	—	90,382	6,576	—	96,958

Gross profit	—	26,484	2,640	—	29,124
Corporate general and administrative expenses	(7,219)	—	—	—	(7,219)
Hurricane related charges, net	—	(2,638)	—	—	(2,638)
Separation charges	(55)	(99)	—	—	(154)
Other operating income, net	16	918	43	—	977

Operating earnings (loss)	(7,258)	24,665	2,683	—	20,090
Interest income (expense)	9,735	(15,586)	(1,677)	—	(7,528)
Investment and other income, net	468	—	—	—	468
Equity in subsidiaries	6,576	—	—	(6,576)	—

Earnings from continuing operations before income taxes	9,521	9,079	1,006	(6,576)	13,030
Income taxes	1,132	3,398	381	—	4,911

Earnings from continuing operations	8,389	5,681	625	(6,576)	8,119

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(41)	295	—	254
Income tax benefit	—	(16)	—	—	(16)

Earnings (loss) from discontinued operations	—	(25)	295	—	270

Net earnings	8,389	5,656	920	(6,576)	8,389
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$8,387	$5,656	$918	$(6,574)	$8,387

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Balance Sheets

	January 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$46,762	$1,762	$1,592	$—	$50,116
Marketable securities	282	—	237	—	519
Receivables, net of allowances	5,893	49,071	4,001	—	58,965
Inventories	282	32,591	2,881	—	35,754
Prepaid expenses	869	10,320	1,678	—	12,867
Deferred income taxes, net	2,902	6,519	—	—	9,421

Total current assets	56,990	100,263	10,389	—	167,642
Receivables due beyond one year, net of allowances	9,524	48,428	18,735	—	76,687
Preneed funeral receivables and trust investments	—	516,947	11,100	—	528,047
Preneed cemetery receivables and trust investments	—	248,508	13,130	—	261,638
Goodwill	—	255,425	19,787	—	275,212
Cemetery property, at cost	—	345,897	24,298	—	370,195
Property and equipment, at cost	38,901	418,625	36,136	—	493,662
Less accumulated depreciation	22,654	162,034	11,827	—	196,515

Net property and equipment	16,247	256,591	24,309	—	297,147
Deferred income taxes, net	5,978	157,438	13,673	—	177,089
Cemetery perpetual care trust investments	—	235,189	—	—	235,189
Other assets	5,046	7,273	1,100	—	13,419
Equity in subsidiaries	9,854	6,081	—	(15,935)	—

Total assets	$103,639	$2,178,040	$136,521	$(15,935)	$2,402,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,600	$—	$—	$—	$2,600
Accounts payable	466	14,079	1,109	—	15,654
Accrued expenses and other current liabilities	19,683	41,594	3,487	—	64,764

Total current liabilities	22,749	55,673	4,596	—	83,018
Long-term debt, less current maturities	343,394	—	30,000	—	373,394
Intercompany payables, net	(910,136)	902,443	7,693	—	—
Deferred preneed funeral revenue	—	225,915	47,698	—	273,613
Deferred preneed cemetery revenue	—	264,151	30,599	—	294,750
Non-controlling interest in funeral and cemetery trusts	—	672,549	—	—	672,549
Other long-term liabilities	10,855	2,101	—	—	12,956
Negative equity in subsidiaries	179,076	—	—	(179,076)	—

Total liabilities	(354,062)	2,122,832	120,586	(179,076)	1,710,280

Non-controlling interest in perpetual care trusts	—	234,284	—	—	234,284

Common stock	105,185	426	52	(478)	105,185
Other	352,386	(179,502)	15,888	163,614	352,386
Accumulated other comprehensive income (loss)	130	—	(5)	5	130

Total shareholders’ equity	457,701	(179,076)	15,935	163,141	457,701

Total liabilities and shareholders’ equity	$103,639	$2,178,040	$136,521	$(15,935)	$2,402,265

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Balance Sheets

	October 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,120	$3,291	$1,459	$—	$43,870
Marketable securities	—	—	239	—	239
Receivables, net of allowances	9,875	58,970	3,682	—	72,527
Inventories	316	33,204	2,852	—	36,372
Prepaid expenses	539	3,598	2,291	—	6,428
Deferred income taxes, net	3,835	6,667	—	—	10,502
Assets held for sale	—	881	—	—	881

Total current assets	53,685	106,611	10,523	—	170,819
Receivables due beyond one year, net of allowances	9,139	47,035	19,176	—	75,350
Preneed funeral receivables and trust investments	—	506,770	11,193	—	517,963
Preneed cemetery receivables and trust investments	—	244,748	13,464	—	258,212
Goodwill	—	253,540	19,787	—	273,327
Cemetery property, at cost	—	346,718	24,512	—	371,230
Property and equipment, at cost	37,126	411,808	36,690	—	485,624
Less accumulated depreciation	21,278	156,506	12,277	—	190,061

Net property and equipment	15,848	255,302	24,413	—	295,563
Deferred income taxes, net	6,124	154,204	13,658	—	173,986
Cemetery perpetual care trust investments	—	230,487	—	—	230,487
Other assets	5,312	7,228	1,100	—	13,640
Equity in subsidiaries	8,551	5,944	—	(14,495)	—

Total assets	$98,659	$2,158,587	$137,826	$(14,495)	$2,380,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,839	$—	$—	$—	$2,839
Accounts payable	1,540	16,579	1,256	—	19,375
Accrued expenses and other current liabilities	15,197	48,602	3,023	—	66,822
Liabilities associated with assets held for sale	—	469	—	—	469

Total current liabilities	19,576	65,650	4,279	—	89,505
Long-term debt, less current maturities	344,020	—	30,000	—	374,020
Intercompany payables, net	(925,163)	914,429	10,734	—	—
Deferred preneed funeral revenue	—	227,288	47,394	—	274,682
Deferred preneed cemetery revenue	—	265,151	30,924	—	296,075
Non-controlling interest in funeral and cemetery trusts	—	658,012	—	—	658,012
Other long-term liabilities	10,386	2,024	—	—	12,410
Negative equity in subsidiaries	202,947	—	—	(202,947)	—

Total liabilities	(348,234)	2,132,554	123,331	(202,947)	1,704,704

Non-controlling interest in perpetual care trusts	—	228,980	—	—	228,980

Common stock	104,963	426	52	(478)	104,963
Other	341,933	(203,373)	14,446	188,927	341,933
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	446,893	(202,947)	14,495	188,452	446,893

Total liabilities and shareholders’ equity	$98,659	$2,158,587	$137,826	$(14,495)	$2,380,577

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes — (Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,457	$9,898	$3,534	$—	$17,889

Cash flows from investing activities:
Proceeds from sale of assets, net	—	388	—	—	388
Purchases of subsidiaries, net of cash acquired	—	(2,805)	—	—	(2,805)
Insurance proceeds related to hurricane damaged properties	—	1,400	—	—	1,400
Additions to property and equipment	(2,767)	(4,651)	(359)	—	(7,777)
Other	(63)	27	(1)	—	(37)

Net cash used in investing activities	(2,830)	(5,641)	(360)	—	(8,831)

Cash flows from financing activities:
Repayments of long-term debt	(865)	—	—	—	(865)
Intercompany receivables (payables)	8,827	(5,786)	(3,041)	—	—
Issuance of common stock	643	—	—	—	643
Dividends	(2,627)	—	—	—	(2,627)
Excess tax benefits from share-based payment arrangements	37	—	—	—	37

Net cash provided by (used in) financing activities	6,015	(5,786)	(3,041)	—	(2,812)

Net increase (decrease) in cash	7,642	(1,529)	133	—	6,246
Cash and cash equivalents, beginning of period	39,120	3,291	1,459	—	43,870

Cash and cash equivalents, end of period	$46,762	$1,762	$1,592	$—	$50,116

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

(12) Discontinued Operations and Acquisitions
     The Company recorded net gains on dispositions and impairment (losses) of $98 and $0 for the three months ended January 31, 2007 and 2006, respectively, in continuing operations related to real estate. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of ($81) and $298 for the three months ended January 31, 2007 and 2006, respectively, which is reflected in the discontinued operations section of the consolidated statement of earnings, all of which relates to businesses sold. The Company sold one facility in the first quarter of fiscal year 2007, and its assets and liabilities were reclassified from their respective lines in the October 31, 2006 balance sheet and included in the “assets held for sale” and “liabilities associated with assets held for sale” line items.
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2006 and the operating results of the discontinued operations for the three months ended January 31, 2007 and 2006, respectively, are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations and Acquisitions — (Continued)

October 31, 2006
Assets
Receivables, net of allowances	$2
Inventories and other current assets	17
Net property and equipment	345
Preneed funeral receivables and trust investments	452
Deferred charges and other assets	65

Assets held for sale	$881

Liabilities
Deferred preneed funeral revenue	$32
Non-controlling interest in funeral and cemetery trusts	437

Liabilities associated with assets held for sale	$469

	Three Months	Three Months
	Ended	Ended
	January 31, 2007	January 31, 2006
Revenue:
Funeral	$21	$161
Cemetery	—	11

	$21	$172

Gross profit:
Funeral	$(16)	$(26)
Cemetery	—	(18)

	(16)	(44)
Gains on dispositions and impairment (losses), net	(81)	298

Earnings (loss) from discontinued operations before income taxes	$(97)	$254

Acquisitions
     On December 12, 2006, the Company acquired a new funeral home in the Eastern Division’s Southern Region for approximately $2,800. This funeral home serves approximately 250 families per year and is located in Florida. This acquisition has been accounted for under the purchase method, and the acquired assets and liabilities have been valued at their estimated fair values. Its results of operations have been included since the acquisition date. The excess purchase price over the fair value of net assets acquired was allocated to goodwill, which amounted to approximately $1,885.
(13) Separation Charges
     The Company recorded $350 for separation pay in the first quarter of 2007 related to the retirement of a former executive officer, but will make the payments over a two-year period in accordance with the terms of the retirement agreement. The Company also recorded approximately $101 in the first quarter of 2007 compared to $154 in the first quarter of 2006 related to the reorganization of its divisions during fiscal year 2005. The remaining costs related to the reorganization are the result of a lease agreement for which the Company is committed through 2009. The Company is in the process of negotiating a sublease of this property.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Consolidated Comprehensive Income
     Consolidated comprehensive income for the three months ended January 31, 2007 and 2006 is as follows:

	Three Months Ended January 31,
	2007	2006
Net earnings	$11,926	$8,389
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of ($81) and $1, respectively	133	(2)
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	56,905	29,098
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(56,905)	(29,098)

Total other comprehensive income (loss)	133	(2)

Total comprehensive income	$12,059	$8,387

(15) Hurricane Related Charges
     On Monday, August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and the Mississippi and Alabama Gulf Coasts. During 2006, the Company’s largest funeral operation in New Orleans operated out of a temporary facility. Reconstruction of this funeral home began in early fiscal year 2007 and is expected to be completed by early 2008. The Company’s second largest funeral home in New Orleans was not open during fiscal year 2006 but is expected to open in the second quarter of 2007. The Company’s smallest funeral home in New Orleans opened during the third quarter of 2006. Burials occurred in all of the Company’s Louisiana cemeteries during 2006. The Company has renovations remaining at one of the mausoleums.
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. As of January 31, 2007, the Company had incurred approximately $33,075 (of which $31,225 was incurred as of October 31, 2006) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of January 31, 2007, the Company has recorded insurance proceeds of $23,562 and business interruption insurance proceeds of $3,169, all of which were recorded as of October 31, 2006, and has incurred expenses of $1,850 during the first quarter of fiscal year 2007. Since no additional insurance proceeds were recorded in the first three months of 2007, net expenses of $1,850 are reflected in the “Hurricane related charges, net” line item in the condensed consolidated statement of earnings for the three months ended January 31, 2007. The Company received $10,000 in hurricane related insurance proceeds during the first quarter of fiscal year 2007, all of which was recorded in current receivables as of October 31, 2006. For the three months ended January 31, 2006, the Company recorded net expenses of $2,638.
(16) Subsequent Events
     In February 2007, the Company announced that the Board of Directors has appointed Thomas J. Crawford as President and Chief Executive Officer and as a director of the Company, effective on his start date with the Company, which will be no later than March 31, 2007.
     Subsequent to the end of the quarter, the Company made an optional prepayment of $12,000 on its Term Loan B.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of February 28, 2007, we owned and operated 227 funeral homes and 143 cemeteries in 25 states within the United States and Puerto Rico.
     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings and finance charges. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our 2006 Form 10-K.
     For the first quarter of fiscal year 2007, we had net earnings of $11.9 million, compared to net earnings of $8.4 million for the first quarter of fiscal year 2006. Earnings from continuing operations for the quarter were $12.0 million, compared to $8.1 million for the corresponding period in the prior year.
     Revenues increased $6.6 million to $132.7 million for the quarter ended January 31, 2007. Funeral revenue increased $1.1 million, due primarily to a 5.5 percent increase in same-store average revenue per funeral service due in part to the implementation of new funeral package pricing, partially offset by a 5.5 percent decrease in funeral calls and a year-over-year reduction in funeral trust earnings. Cemetery revenue increased $5.5 million due primarily to increased gross cemetery property sales and an increase in revenue related to various construction projects related to presold property, partially offset by decreased cemetery service and merchandise delivery revenue. Consolidated gross profit increased $1.9 million due to a $0.9 million increase in funeral gross profit and a $1.0 million increase in cemetery gross profit, due primarily to the increases in funeral and cemetery revenue discussed above.
     Corporate general and administrative expenses decreased $0.2 million, which was due primarily to the timing of professional fees in the first quarter of fiscal year 2006 related to restated Securities and Exchange Commission (“SEC”) filings, partially offset by accelerated depreciation of our current computer software systems due to the implementation of two new business systems. We also recorded a $1.9 million charge related to Hurricane Katrina in the first quarter of fiscal year 2007 compared to $2.6 million for the same period in 2006. Interest expense for the quarter-to-date period decreased $0.7 million to $6.8 million for the first quarter of 2007, due to a $33.1 million decrease in average debt outstanding during the quarter. We also recognized a $1.9 million tax benefit due to utilization of a capital loss carryforward.
     For the first quarter of fiscal year 2007, we had a 1.0 percent increase in preneed funeral sales and a 15.6 percent increase in gross cemetery property sales as compared to the same period last year.
     Cash flow from operations decreased from $27.3 million for the three months ended January 31, 2006 to $17.9 million for the three months ended January 31, 2007 due primarily to trust withdrawals associated with the deferred revenue project in the first quarter of 2006, increased customer collections following Hurricane Katrina in the first quarter of 2006 and an increase in annual property and casualty insurance premiums paid in the first quarter of 2007. The overall decrease was offset by $2.1 million of cash inflows in excess of expenditures related to Hurricane Katrina in the first quarter of 2007 compared to $2.1 million of cash outflows for the same period in 2006.
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2006 Form 10-K.
Results of Operations
     The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 12 to the condensed consolidated financial statements included herein. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2007 and 2006, results from continuing operations essentially reflect those of same-store locations.
Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006—Continuing Operations
Funeral Operations

	Three Months Ended January 31,
			Increase
	2007	2006	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$30.5	$30.1	$.4
Western Division	37.8	36.9	.9
Corporate Trust Management (1)	4.4	4.6	(.2)

Total Funeral Revenue	$72.7	$71.6	$1.1

Funeral Costs:
Eastern Division	$24.7	$24.5	$.2
Western Division	29.1	29.2	(.1)
Corporate Trust Management (1)	.2	.1	.1

Total Funeral Costs	$54.0	$53.8	$.2

Funeral Gross Profit:
Eastern Division	$5.8	$5.6	$.2
Western Division	8.7	7.7	1.0
Corporate Trust Management (1)	4.2	4.5	(.3)

Total Funeral Gross Profit	$18.7	$17.8	$.9

     Same-Store Analysis

	Change in
	Average		Change in Same-Store	Cremation Rate
	Revenue Per Call		Funeral Services	2007	2006
Eastern Division	7.2%		(5.5%)	34.1%	32.6%
Western Division	5.5%		(5.6%)	42.3%	43.0%
Total	5.5	% (1)	(5.5%)	38.8%	38.6%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2007 and 2006 were $1.5 million and $1.3 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings for the three months ended January 31, 2007 and 2006 were $2.9 million and $3.3 million, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $1.1 million, or 1.5 percent, for the three months ended January 31, 2007, compared to the corresponding period in 2006. Our same-store businesses had a 4.9 percent increase in the average revenue per traditional funeral service and a 9.9 percent increase in the average revenue per cremation service. The increases in the average revenue per traditional and cremation funeral services were in part due to the implementation of new funeral package pricing, which provides value to our families by simplifying the selection process while enhancing the services we provide. The increases in average revenue relating to package pricing were partially offset by a year-over-year reduction in funeral trust earnings. This resulted in an overall 5.5 percent increase in the average revenue per funeral service for our same-store businesses. We experienced a 5.5 percent decrease in the number of same-store funeral services performed, or 889 events, to 15,141 total same-store funeral services performed, which we believe is due primarily to the decrease in the number of deaths in our markets. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.
     Funeral gross profit increased $0.9 million to $18.7 million for the quarter ended January 31, 2007. Funeral gross profit margin from continuing operations was 25.7 percent for the first quarter of fiscal year 2007 compared to 24.9 percent for the same period in 2006. The increase is primarily due to the increases in revenue discussed above. The cremation rate for our same-store operations was 38.8 percent for the three months ended January 31, 2007 compared to 38.6 percent for the corresponding period in 2006.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in the Eastern division of 7.2 percent, partially offset by a decrease in the number of funeral services performed by the same-store businesses of 5.5 percent. Funeral revenue in the Western division funeral segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 5.5 percent, partially offset by a decrease in the number of funeral services performed by same-store businesses of 5.6 percent. Funeral revenue in the corporate trust management segment decreased primarily due to a $0.4 million decrease in funeral trust earnings offset by a $0.2 million increase in trust management fees.
     Funeral gross profit margin for the Eastern and Western division funeral segments increased primarily due to the increases in funeral service revenue as discussed above. As demonstrated in the table above, the same-store cremation rate increased for the Eastern division funeral segment and decreased for the Western division funeral segment.

Cemetery Operations

	Three Months Ended January 31,
			Increase
	2007	2006	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$35.8	$32.5	$3.3
Western Division	21.9	19.4	2.5
Corporate Trust Management (1)	2.3	2.6	(.3)

Total Cemetery Revenue	$60.0	$54.5	$5.5

Cemetery Costs:
Eastern Division	$29.7	$27.5	$2.2
Western Division	17.9	15.6	2.3
Corporate Trust Management (1)	.1	.1	—

Total Cemetery Costs	$47.7	$43.2	$4.5

Cemetery Gross Profit:
Eastern Division	$6.1	$5.0	$1.1
Western Division	4.0	3.8	.2
Corporate Trust Management (1)	2.2	2.5	(.3)

Total Cemetery Gross Profit	$12.3	$11.3	$1.0

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2007 and 2006 were $1.3 million and $1.2 million, respectively, and cemetery trust earnings for the three months ended January 31, 2007 and 2006 were $1.0 million and $1.4 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $5.5 million, or 10.1 percent, for the three months ended January 31, 2007, compared to the corresponding period in 2006, primarily due to a 15.6 percent increase in gross cemetery property sales from $24.5 million in the first quarter of 2006 to $28.3 million in the first quarter of 2007 and an increase in construction during the quarter on various cemetery projects, partially offset by a decrease in cemetery service and merchandise delivery revenue resulting from the decrease in deaths in our markets. The increase in cemetery property sales was due in part to serving customers interested in large cemetery property purchases such as private estates which has also been an important factor of our cemetery business. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.0 percent in our perpetual care trusts for the quarter ended January 31, 2007 resulting in revenue of $2.4 million, compared to 4.9 percent for the corresponding period in 2006 resulting in revenue of $2.6 million.
     Cemetery gross profit increased $1.0 million from $11.3 million in the first quarter of fiscal year 2006 to $12.3 million in the first quarter of 2007, due to the increases in revenues discussed above. Cemetery gross profit margin from continuing operations decreased from 20.7 percent in the first quarter of fiscal year 2006 to 20.5 percent in the first quarter of fiscal year 2007. The decrease is due in part to decreased cemetery service and merchandise delivery revenue resulting from a decline in deaths in our markets, coupled with the high fixed-cost nature of the cemetery business, partially offset by the increase in gross cemetery property sales and the increase in construction on various cemetery projects discussed above.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased $3.3 million primarily due to an increase in revenue from the sale of cemetery property and an increase in construction during the quarter on various cemetery development projects. Cemetery revenue in the Western division segment increased $2.5 million primarily due to an increase in revenue from the sale of cemetery property and an increase in construction during the quarter on various cemetery development projects, offset by decreased perpetual care trust earnings. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased due to a $0.4 million decrease in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern division cemetery segment increased due to the increased cemetery revenue discussed above. Cemetery gross profit margin for the Western division cemetery segment decreased due to increased property and merchandise selling costs.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2007 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. There was one business sold in the first quarter of 2007. Revenues for the three months ended January 31, 2007 and 2006 were less than $0.1 million and $0.2 million, respectively.
Other
     Corporate general and administrative expenses for the three months ended January 31, 2007 decreased $0.2 million compared to the same period in 2006 due primarily to the timing of professional fees in the first quarter of fiscal year 2006 related to restated SEC filings partially offset by the accelerated depreciation of our current computer software systems. In October 2006, we accelerated the depreciation on our current software systems so that they would be fully depreciated when our two new business systems would be ready for their intended use.
     We recorded $0.5 million of separation charges primarily related to the separation pay of a former executive officer who retired in the first quarter of 2007. For additional information, see Note 13 to the condensed consolidated financial statements included herein.
     For the three months ended January 31, 2007 and 2006, we recorded net charges of $1.9 million and $2.6 million, respectively, related to Hurricane Katrina. These charges were due to repairs at locations damaged by Hurricane Katrina. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. We are continuing to work with our insurance carriers on remaining claims. For additional information, see Note 15 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations was $6.5 million and $6.1 million for the first quarters of fiscal years 2007 and 2006, respectively. The increase is primarily due to the accelerated depreciation of our current computer software systems due to the implementation of two new business systems, as described above.
     Interest expense decreased $0.7 million to $6.8 million for the first quarter of fiscal year 2007 compared to $7.5 million for the same period in 2006 primarily due to a $33.1 million decrease in average debt outstanding.
     Other operating income, net, decreased $0.6 million to $0.3 million for the first quarter of 2007 from $0.9 million for the first quarter of 2006. The decrease was primarily due to a gain related to the sale of undeveloped cemetery land in the first quarter of 2006.
     Investment and other income, net, increased $0.6 million to $1.1 million in the first quarter of fiscal year 2007, primarily due to $0.4 million of interest income receivable from the Internal Revenue Service and an improvement in the average rate earned on our cash balances from 3.3 percent in the first quarter of 2006 to 4.6 percent in the first quarter of 2007.
     The effective tax rate for our continuing operations for the three months ended January 31, 2007 was 26.5 percent compared to 37.7 percent for the same period in 2006. The reduced rate in 2007 was primarily caused by a tax benefit of $1.9 million attributable to the utilization of a capital loss carryforward which was not previously recorded because of our uncertainty to generate capital gain income prior to its expiration at the end of fiscal year 2007. The capital gain income for the quarter was generated from the sale of investments held in preneed trusts where earnings are recognized for tax purposes as earned in trust. The effective tax rate exclusive of this benefit would have been 37.9 percent which is more comparable to the 2006 rate.
     We experienced a $13.6 million decrease in current receivables from October 31, 2006 to January 31, 2007 primarily due to declines in insurance receivables. We recorded $10.0 million in insurance proceeds receivable related to Hurricane Katrina at October 31, 2006 and received the entire amount during the first quarter of 2007. Prepaid expenses increased $6.4 million from October 31, 2006 to January 31, 2007 primarily due to increases in prepaid property insurance. A $6.1 million property insurance payment was made in November 2006. There was no prepaid property insurance in the prepaid expense balance at October 31, 2006.
     The decrease in accounts payable of $3.7 million from October 31, 2006 to January 31, 2007 was due primarily to approximately $1.2 million of accrued expenses at October 31, 2006 related to the implementation of our two new business systems and approximately $1.7 million due to timing of payment of invoices. Accrued payroll decreased $4.7 million due primarily to fiscal year 2006 bonuses, which were accrued at October 31, 2006 and paid in the first quarter of 2007, offset by the fiscal year 2007 bonus accrual recorded in the first quarter of 2007. The decline in other current liabilities of $5.5 million from October 31, 2006 to January 31, 2007 was primarily due to a $2.8 million decrease in accrued property taxes and the payment of approximately $1.4 million in Hurricane Katrina related items. Approximately 80 percent of our property taxes are paid in the months of December and January each year.
     As of January 31, 2007, our outstanding debt totaled $376.0 million of which approximately 53 percent was subject to fixed rates averaging 6.2 percent, and 47 percent was subject to short-term variable rates averaging approximately 7.2 percent.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 1.0 percent during the first quarter of 2007 compared to the corresponding period in 2006.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $40.6 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $15.9 million related to insurance-funded preneed funeral contracts) during the three months ended January 31, 2007 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $40.5 million (including $17.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2006. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $35.9 million for the three months ended January 31, 2007, compared to $36.8 million for the corresponding period in 2006, resulting in net additions to the backlog of $4.7 million and $3.7 million for the three months ended January 31, 2007 and 2006, respectively.

Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $17.9 million for the three months ended January 31, 2007, compared to $27.3 million for the corresponding period in 2006. The decrease is primarily due to cash inflows of $11.0 million for trust withdrawals associated with the deferred revenue project in the first quarter of 2006. Operating cash flow in the first quarter of 2006 was also enhanced as a result of an increase in customer collections following the delay in collection processing during the fourth quarter of 2005 due to Hurricane Katrina. Additionally, the decrease is due to an increase in annual property and casualty insurance premiums that were paid in the first quarter of 2007, which is reflected in the “other” category under changes in assets and liabilities. The overall decrease was partially offset by $2.1 million of cash inflows in excess of expenditures related to Hurricane Katrina in the first quarter of 2007 compared to $2.1 million of cash outflows for the same period in 2006.
     Our investing activities resulted in a net cash outflow of $8.8 million for the three months ended January 31, 2007, compared to a net cash inflow of $0.3 million for the comparable period in 2006. For the three months ended January 31, 2007, capital expenditures amounted to $7.8 million, which included $3.6 million for maintenance capital expenditures, $0.5 million for growth initiatives, $1.1 million related to Hurricane Katrina and $2.6 million related to the implementation of two new business systems. For the three months ended January 31, 2006, capital expenditures were $4.3 million, all of which was for maintenance capital expenditures. We also purchased a funeral home in the first quarter of fiscal year 2007 resulting in a net cash outflow of $2.8 million. In the first three months of 2007, there was a net cash inflow of $1.4 million for insurance proceeds related to hurricane damaged properties compared to $4.5 million in the same period in 2006.
     Our financing activities resulted in a net cash outflow of $2.8 million for the three months ended January 31, 2007, compared to a net cash outflow of $3.5 million for the comparable period in 2006. The change is due to issuances of common stock of $0.6 million in the first quarter of 2007 primarily as a result of stock option exercises. There were no issuances of common stock in the first three months of 2006. Subsequent to the end of the quarter, we made an optional prepayment of $12.0 million on our Term Loan B.
Contractual Obligations and Commercial Commitments
     As of January 31, 2007, our outstanding debt balance was $376.0 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2007.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$376.0	$2.6	$4.5	$168.8	$200.1
Interest on long-term debt (2)	140.7	25.3	50.0	46.6	18.8
Operating lease obligations (3)	30.8	3.3	6.9	3.5	17.1
Non-competition and other agreements (4)	4.2	1.5	2.2	.4	.1

	$551.7	$32.7	$63.6	$219.3	$236.1

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2007.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of January 31, 2007.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 12 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of January 31, 2007 are $3.3 million, $3.6 million, $3.3 million, $2.5 million, $1.0 million, and $17.1 million for the years ending October 31, 2007, 2008, 2009, 2010, 2011 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to former executive officers.
     As of January 31, 2007, our outstanding debt balance was $376.0 million, consisting of $175.4 million in Term Loan B, $200.0 million of 6.25 percent senior notes and $0.6 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2007.

				Other,
				Principally
	Revolving			Seller Financing
Fiscal Year Ending	Credit	Term	Senior	of Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2007	$—	$1.7	$—	$.3	$2.0
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
2010	—	2.2	—	—	2.2
2011	—	115.5	—	—	115.5
Thereafter	—	51.6	200.0	.1	251.7

Total long-term debt	$—	$175.4	$200.0	$.6	$376.0

     We are required to maintain a bond of $41.1 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. We also have $13.0 million of outstanding letters of credit as of January 31, 2007.
     As of January 31, 2007, there were no amounts drawn on our $125.0 million revolving credit facility. As of January 31, 2007, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $70.9 million.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of January 31, 2007 consist of the following items:
(1)	the $41.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 19 to the consolidated financial statements in our 2006 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2006 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Three Months Ended	Years Ended October 31,
January 31, 2007	2006		2005		2004		2003		2002
3.17(1)	2.83	(2)	1.36	(3)(7)	1.98	(4)	1.09	(5)	1.27	(6)(7)

(1)	Pretax earnings for the first quarter of fiscal year 2007 include a charge of $1.9 million related to Hurricane Katrina, a charge of $0.5 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and gains on dispositions, net of impairment losses of $0.1 million.

(2)	Pretax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption insurance proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to the July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.3) million.

(3)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.2 million of gains on dispositions, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(4)	Pretax earnings for fiscal year 2004 include separation charges of $3.4 million for severance and other costs related to workforce reductions announced in December 2003 and separation pay to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses.

(5)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $9.6 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(6)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(7)	Excludes the cumulative effect of change in accounting principles.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the Securities and Exchange Commission on January 16, 2007. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
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
Interest
     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 14 to our consolidated financial statements included in our 2006 Form 10-K and in the “Liquidity and Capital Resources”

section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.
     Our variable-rate debt consists of our Term Loan B and revolving credit facility. As of January 31, 2007 and October 31, 2006, the carrying value of our Term Loan B including accrued interest was $177.6 million and $178.1 million, respectively, compared to a fair value of $177.8 million and $177.9 million, respectively. As of January 31, 2007 and October 31, 2006, there were no amounts drawn on the revolving credit facility. As of January 31, 2007, each approximate 10 percent, or 80 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.3 million in our pretax earnings. As of October 31, 2006, each approximate 10 percent, or 75 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate revolving credit facility with fixed-rate debt or by entering into interest rate swaps.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the acting CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon this evaluation, the acting CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the 2006 Form 10-K.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

3.2	By-laws of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.5	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.6	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.1	Employment Agreement dated February 20, 2007 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 12, 2007	/s/ THOMAS M. KITCHEN

Thomas M. Kitchen
Acting Chief Executive Officer and
Chief Financial Officer

March 12, 2007	/s/ ANGELA M. LACOUR

Angela M. Lacour
Vice President
Corporate Controller
Chief Accounting Officer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Acting Chief Executive Officer and Chief Financial Officer