Form 10-Q
period 2007-04-30
STEWART ENTERPRISES INC
filed 2007-06-11
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2007, was 102,463,200 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2007	2006
Revenues:
Funeral	$73,839	$71,807
Cemetery	63,896	58,991

	137,735	130,798

Costs and expenses:
Funeral	54,944	53,395
Cemetery	50,075	45,445

	105,019	98,840

Gross profit	32,716	31,958
Corporate general and administrative expenses	(7,744)	(7,256)
Hurricane related recoveries (charges), net	(283)	558
Separation charges	(47)	(122)
Gains on dispositions and impairment (losses), net	(8)	159
Other operating income, net	883	36

Operating earnings	25,517	25,333
Interest expense	(6,295)	(7,681)
Investment and other income, net	567	652

Earnings from continuing operations before income taxes	19,789	18,304
Income taxes	6,011	6,901

Earnings from continuing operations	13,778	11,403

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(281)	8
Income tax benefit	(132)	(36)

Earnings (loss) from discontinued operations	(149)	44

Net earnings	$13,629	$11,447

Basic earnings per common share:
Earnings from continuing operations	$.13	$.11
Earnings from discontinued operations	—	—

Net earnings	$.13	$.11

Diluted earnings per common share:
Earnings from continuing operations	$.13	$.11
Earnings from discontinued operations	—	—

Net earnings	$.13	$.11

Weighted average common shares outstanding (in thousands):
Basic	105,300	107,951

Diluted	105,540	108,035

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2007	2006
Revenues:
Funeral	$146,501	$143,402
Cemetery	123,807	113,372

	270,308	256,774

Costs and expenses:
Funeral	108,876	107,117
Cemetery	97,692	88,586

	206,568	195,703

Gross profit	63,740	61,071
Corporate general and administrative expenses	(14,786)	(14,475)
Hurricane related charges, net	(2,133)	(2,080)
Separation charges	(532)	(276)
Gains on dispositions and impairment (losses), net	90	159
Other operating income, net	1,151	1,012

Operating earnings	47,530	45,411
Interest expense	(13,052)	(15,209)
Investment and other income, net	1,617	1,120

Earnings from continuing operations before income taxes	36,095	31,322
Income taxes	10,326	11,808

Earnings from continuing operations	25,769	19,514

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(349)	274
Income tax benefit	(135)	(48)

Earnings (loss) from discontinued operations	(214)	322

Net earnings	$25,555	$19,836

Basic earnings per common share:
Earnings from continuing operations	$.24	$.18
Earnings from discontinued operations	—	—

Net earnings	$.24	$.18

Diluted earnings per common share:
Earnings from continuing operations	$.24	$.18
Earnings from discontinued operations	—	—

Net earnings	$.24	$.18

Weighted average common shares outstanding (in thousands):
Basic	105,097	108,232

Diluted	105,248	108,260

Dividends declared per common share	$.05	$.05

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$46,545	$43,870
Marketable securities	385	239
Receivables, net of allowances	57,460	72,499
Inventories	35,498	36,358
Prepaid expenses	10,757	6,428
Deferred income taxes, net	8,331	10,502
Assets held for sale	—	2,509

Total current assets	158,976	172,405
Receivables due beyond one year, net of allowances	76,947	75,350
Preneed funeral receivables and trust investments	530,228	517,633
Preneed cemetery receivables and trust investments	263,686	258,120
Goodwill	274,861	272,976
Cemetery property, at cost	371,107	371,071
Property and equipment, at cost:
Land	41,974	41,336
Buildings	297,916	293,530
Equipment and other	157,962	149,952

	497,852	484,818
Less accumulated depreciation	201,972	189,909

Net property and equipment	295,880	294,909
Deferred income taxes, net	179,294	173,986
Cemetery perpetual care trust investments	237,598	230,487
Other assets	14,326	13,640

Total assets	$2,402,903	$2,380,577

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$2,527	$2,839
Accounts payable	16,045	19,375
Accrued payroll and other benefits	14,888	17,353
Accrued insurance	21,778	21,803
Accrued interest	5,485	5,822
Other current liabilities	11,591	18,141
Income taxes payable	5,825	3,703
Liabilities associated with assets held for sale	—	942

Total current liabilities	78,139	89,978
Long-term debt, less current maturities	360,771	374,020
Deferred preneed funeral revenue	270,493	274,700
Deferred preneed cemetery revenue	290,382	295,989
Non-controlling interest in funeral and cemetery trusts	681,294	657,607
Other long-term liabilities	13,707	12,410

Total liabilities	1,694,786	1,704,704

Commitments and contingencies
Non-controlling interest in perpetual care trusts	236,667	228,980

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 102,295,505 and 101,408,227 shares at April 30, 2007 and October 31, 2006, respectively	102,296	101,408
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2007 and October 31, 2006, 10 votes per share, convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	638,759	640,648
Accumulated deficit	(273,160)	(298,715)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(3)

Total accumulated other comprehensive losses	—	(3)

Total shareholders’ equity	471,450	446,893

Total liabilities and shareholders’ equity	$2,402,903	$2,380,577

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

			Retained	Unrealized
		Additional	Earnings	Appreciation	Total
	Common	Paid-In	(Accumulated	(Depreciation)	Shareholders’
	Stock(1)	Capital	Deficit)	of Investments	Equity

Balance October 31, 2006	$104,963	$640,648	$(298,715)	$(3)	$446,893

Comprehensive income:
Net earnings	—	—	25,555	—	25,555

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($2)	—	—	—	3	3

Total other comprehensive income	—	—	—	3	3

Total comprehensive income	—	—	25,555	3	25,558

Restricted stock activity	372	(267)	—	—	105
Issuance of common stock	186	1,097	—	—	1,283
Stock options exercised	330	1,829	—	—	2,159
Share-based compensation	—	691	—	—	691
Tax benefit associated with stock options exercised	—	26	—	—	26
Dividends ($.05 per share)	—	(5,265)	—	—	(5,265)

Balance April 30, 2007	$105,851	$638,759	$(273,160)	$—	$471,450

(1)	Amount includes 102,296 and 101,408 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2007 and October 31, 2006, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$25,555	$19,836
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) losses on dispositions and impairment losses, net	265	(563)
Depreciation and amortization	13,268	12,269
Provision for doubtful accounts	3,401	3,049
Share-based compensation	691	834
Excess tax benefits from share-based payment arrangements	(37)	—
Provision (benefit) for deferred income taxes	(3,138)	9,091
Other	806	187
Changes in assets and liabilities:
(Increase) decrease in other receivables	9,106	(1,170)
(Increase) decrease in inventories and cemetery property	103	(50)
Decrease in accounts payable and accrued expenses	(8,561)	(3,485)
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	(1,470)	7,317
Decrease in deferred preneed funeral revenue	(6,132)	(11,005)
Increase (decrease) in funeral non-controlling interest	2,790	(1,073)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(2,956)	8,763
Increase (decrease) in deferred preneed cemetery revenue	(5,575)	4,045
Increase in cemetery non-controlling interest	8,550	4,145
Decrease in other	(4,135)	(1,133)

Net cash provided by operating activities	32,531	51,057

Cash flows from investing activities:
Proceeds from sale of assets, net	1,635	751
Purchase of subsidiaries, net of cash acquired	(2,805)	—
Insurance proceeds related to hurricane damaged properties	1,400	5,300
Additions to property and equipment	(13,605)	(9,949)
Other	(106)	19

Net cash used in investing activities	(13,481)	(3,879)

Cash flows from financing activities:
Repayments of long-term debt	(13,561)	(31,650)
Issuance of common stock	2,414	—
Purchase and retirement of common stock	—	(8,141)
Dividends	(5,265)	(5,405)
Excess tax benefits from share-based payment arrangements	37	—
Other	—	61

Net cash used in financing activities	(16,375)	(45,135)

Net increase in cash	2,675	2,043
Cash and cash equivalents, beginning of period	43,870	40,605

Cash and cash equivalents, end of period	$46,545	$42,648

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$5,600	$700
Interest	$13,246	$14,510

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$1,028	$—
Issuance of restricted stock, net of forfeitures	$2,931	$—
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
(a)	The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2007, the Company owned and operated 226 funeral homes and 142 cemeteries in 25 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
(b)	Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)	Interim Disclosures
     The information as of April 30, 2007, and for the three and six months ended April 30, 2007 and 2006, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”).
     The October 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2006 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2006 Form 10-K.
     The results of operations for the three and six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2007.
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
     The Company has three share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements of the Company’s 2006 Form 10-K. Net earnings for the three and six months ended April 30, 2007 include $373 ($260 after tax) and $691 ($477 after tax), respectively, of share-based compensation costs. Net earnings for the three and six months ended April 30, 2006 include $410 ($267 after tax) and $834 ($542 after tax), respectively, of share-based compensation costs all of which are included in corporate general and administrative expenses in the condensed consolidated statement of earnings. As of April 30, 2007, there was $3,714 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.90 years of which $1,410 of total share-based

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
compensation is expected for fiscal year 2007. The expense related to restricted stock is reflected in earnings and amounted to $79 and $92 for the three months ended April 30, 2007 and 2006, respectively, and $147 and $187 for the six months ended April 30, 2007 and 2006, respectively.
     On February 28, 2007, the Company issued a total of 84,000 shares of Class A common stock to the independent directors of the Company. The expense related to this stock is reflected in earnings and amounted to $664 for the three and six months ended April 30, 2007. Each independent director must hold at least 75 percent of the shares received by him until he no longer serves as a member of the Board of Directors.
     The table below presents all stock options and restricted stock granted to employees during fiscal year 2007:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price per
Grant Type	Granted	Share	Vesting Period	Vesting Condition

Stock Options	488,500	$6.34	Equal 25 percent portions over 4 years	Service Condition

Stock Options	540,000	$7.83	Equal 25 percent portions over 3 years	Market Condition

Restricted Stock	52,500	$6.33	Equal 25 percent portions over 4 years	Service Condition

Restricted Stock	510,000	$7.83	Equal 33 percent portions over 3 years	Service, Market and Performance Conditions
(f)	Reclassifications
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
     In the first quarter, the Company changed its presentation of activities related to its preneed funeral and cemetery trusts within the 2006 condensed consolidated statements of cash flows. Previously, all funeral and cemetery trust activities were included in the “net effect of preneed funeral production and maturities” and “net effect of preneed cemetery production and deliveries” line items. The Company now presents separate components of the funeral and cemetery trust activities within the following line items: changes in preneed receivables and trust investments, changes in deferred preneed revenue and changes in non-controlling interest. This new presentation has no effect on operating cash flows. The effect of the new presentation for the trust activities reflected in the consolidated statements of cash flows for the years ended October 31, 2006, 2005 and 2004 is presented below to update the disclosure from that included in the Company’s 2006 Form 10-K:

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

(2) New Accounting Principles
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006, which corresponds to the Company’s fiscal year beginning November 1, 2007. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles and expands disclosures about fair value measurements. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007, which corresponds to the Company’s fiscal year beginning November 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which corresponds to the Company’s fiscal year beginning November 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements.
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
receivables and trust investments in the condensed consolidated balance sheet at April 30, 2007 and October 31, 2006 are as follows:

	April 30, 2007	October 31, 2006
Trust assets	$478,711	$467,326
Receivables from customers	51,517	50,307

Preneed funeral receivables and trust investments	$530,228	$517,633

     The cost and market values associated with preneed funeral merchandise and services trust assets at April 30, 2007 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $78,362 as of April 30, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $5,917 related to trust investments are temporary in nature.

	April 30, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$39,611	$—	$—	$39,611
U.S. Government, agencies and municipalities	19,783	111	(86)	19,808
Corporate bonds	45,028	690	(391)	45,327
Preferred stocks	72,515	682	(1,075)	72,122
Common stocks	214,405	32,602	(4,152)	242,855
Mutual funds	34,172	1,941	(213)	35,900
Insurance contracts and other long- term investments	21,562	223	—	21,785

Trust investments	$447,076	$36,249	$(5,917)	477,408

Market value as a percentage of cost					106.8%

Accrued investment income				1,303

Trust assets				$478,711

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2007
Due in one year or less	$1,580
Due in one to five years	26,975
Due in five to ten years	35,758
Thereafter	822

$65,135

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Purchases	$48,497	$47,546	$82,086	$51,958
Sales	43,547	52,318	77,418	54,441
Realized gains on sales	2,619	6,504	4,768	6,624
Realized losses on sales	—	(814)	(297)	(1,718)
Deposits	8,696	8,059	16,114	14,852
Withdrawals	11,576	14,742	22,806	26,302

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
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of April 30, 2007 and October 31, 2006 are as follows:

	April 30, 2007	October 31, 2006
Trust assets	$212,162	$201,891
Receivables from customers	51,524	56,229

Preneed cemetery receivables and trust investments	$263,686	$258,120

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2007 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $42,268 as of April 30, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $3,753 related to trust investments are temporary in nature.

	April 30, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,546	$—	$—	$16,546
U.S. Government, agencies and municipalities	14,492	74	(47)	14,519
Corporate bonds	10,552	305	(19)	10,838
Preferred stocks	26,980	236	(416)	26,800
Common stocks	103,366	11,964	(3,154)	112,176
Mutual funds	28,540	456	(113)	28,883
Insurance contracts and other long- term investments	1,907	—	(4)	1,903

Trust investments	$202,383	$13,035	$(3,753)	211,665

Market value as a percentage of cost					104.6%

Accrued investment income				497

Trust assets				$212,162

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2007
Due in one year or less	$2,807
Due in one to five years	12,351
Due in five to ten years	9,889
Thereafter	310

$25,357

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Purchases	$87,315	$39,632	$144,337	$41,831
Sales	87,954	43,124	138,807	51,544
Realized gains on sales	3,519	4,830	6,320	5,076
Realized losses on sales	—	(961)	(300)	(1,307)
Deposits	4,482	5,045	8,929	9,429
Withdrawals	5,267	4,941	9,404	21,338
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statement of cash flows.
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,487 and $2,326 for the three months ended April 30, 2007 and 2006, respectively, and $4,845 and $4,939 for the six months ended April 30, 2007 and 2006, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts at April 30, 2007 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $32,778 as of April 30, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $3,517 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	April 30, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$18,626	$—	$—	$18,626
U.S. Government, agencies and municipalities	10,076	63	(92)	10,047
Corporate bonds	33,639	1,296	(112)	34,823
Preferred stocks	63,999	1,367	(1,419)	63,947
Common stocks	80,982	16,790	(1,846)	95,926
Mutual funds	10,774	1,513	(47)	12,240
Insurance contracts and other long-term investments	992	194	(1)	1,185

Trust investments	$219,088	$21,223	$(3,517)	236,794

Market value as a percentage of cost					108.1%

Accrued investment income				804

Trust assets				$237,598

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2007
Due in one year or less	$1,130
Due in one to five years	23,218
Due in five to ten years	19,327
Thereafter	1,195

$44,870

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Purchases	$12,899	$22,936	$32,766	$36,987
Sales	10,247	14,494	32,773	25,451
Realized gains on sales	831	1,840	1,975	2,644
Realized losses on sales	(318)	(2,958)	(648)	(3,026)
Deposits	2,050	2,211	3,913	4,182
Withdrawals	2,273	2,762	5,421	4,934
     During the three months ended April 30, 2007 and 2006, cemetery revenues were $63,896 and $58,991, respectively, of which $2,443 and $2,460, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2007 and 2006, cemetery revenues were $123,807 and $113,372, respectively, of which $4,981 and $4,361, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at April 30, 2007 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$478,711	$212,162	$690,873	$237,598
Less:
Pending withdrawals	(9,165)	(4,214)	(13,379)	(1,653)
Pending deposits	2,316	1,484	3,800	722

Non-controlling interest	$471,862	$209,432	$681,294	$236,667

     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2006 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$467,326	$201,891	$669,217	$230,487
Less:
Pending withdrawals	(10,317)	(5,175)	(15,492)	(2,300)
Pending deposits	2,362	1,520	3,882	793

Non-controlling interest	$459,371	$198,236	$657,607	$228,980

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2007 and 2006 are detailed below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Non-controlling interest:
Realized gains	$6,969	$13,174	$13,063	$14,344
Realized losses	(318)	(4,733)	(1,245)	(6,051)
Interest income, dividend and other ordinary income	7,388	7,121	13,234	14,696
Trust expenses and income taxes	(2,909)	(3,718)	(5,436)	(6,549)

Net trust investment income	11,130	11,844	19,616	16,440
Non-controlling interest in funeral and cemetery trust investments	(8,898)	(11,405)	(15,065)	(13,399)
Non-controlling interest in perpetual care trust investments	(2,232)	(439)	(4,551)	(3,041)

Total non-controlling interest	—	—	—	—
Investment and other income, net (1)	567	652	1,617	1,120

Total investment and other income, net	$567	$652	$1,617	$1,120

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the six months ended April 30, 2007, the balance includes approximately $444 of interest income receivable from the Internal Revenue Service.
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
     On November 10, 2006, after the court denied Defendants’ motions to dismiss, the Company answered the first amended consolidated class action complaint, denying liability and asserting various affirmative defenses. The court conducted a hearing on plaintiffs’ motion for class certification on December 4-7, 2006 and has taken the motion under advisement. Fact discovery has been completed, and expert discovery is ongoing.
     In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be in the range of approximately $950 million to approximately $1.5 billion, before trebling. A successful plaintiff in an anti-trust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings.
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
     On November 14, 2006, after the court denied Defendants’ motions to dismiss, the Company answered the first amended complaint, denying liability and asserting various defenses. The court conducted a hearing on plaintiffs’ motion for class certification on December 8, 2006 and has taken the motion under advisement. Fact discovery has been completed, and expert discovery is ongoing. In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be approximately $99 million, before trebling. A successful plaintiff in an anti-trust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings.
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
Securities and Exchange Commission Investigation
     In November 2006, the Company received a subpoena from the Securities and Exchange Commission (“SEC”), issued pursuant to a formal order of investigation, seeking documents and information related to the Company’s previously disclosed and completed deferred revenue project. In response to both the initial and subsequent related subpoenas, the Company has provided to the SEC documents and other information related to the deferred revenue project. The SEC has informed the Company that this is a fact-finding inquiry to determine whether there have been any violations of the federal securities laws. The SEC has also informed the Company that the investigation and subpoenas do not mean that the SEC has concluded that the Company, or anyone else, has violated any law or that the SEC has a negative opinion of any person, entity or security. The Company is cooperating fully with the investigation and continues to provide documents and other information as requested by the SEC.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2007
Earnings from continuing operations	$13,778
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$13,778	105,300	$.13

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		240

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$13,778	105,540	$.13

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2006
Earnings from continuing operations	$11,403
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,403	107,951	$.11

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		84

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$11,403	108,035	$.11

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2007
Earnings from continuing operations	$25,769
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$25,769	105,097	$.24

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		151

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$25,769	105,248	$.24

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2006
Earnings from continuing operations	$19,514
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$19,514	108,232	$.18

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		28

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$19,514	108,260	$.18

     Options to purchase 1,865 shares of common stock at a price of $7.31 per share were outstanding during the six months ended April 30, 2007, but were not included in the computation of diluted earnings per share because the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
exercise prices of the options were greater than the average market price of the common shares. These options expire on January 8, 2014. There were no options with exercise prices greater than the average market price of the common shares for the three months ended April 30, 2007. Options to purchase 1,135,400 and 1,468,734 shares of common stock at prices ranging from $6.90 to $7.03 per share and $5.44 to $7.03 per share were outstanding during the three and six months ended April 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2007, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
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

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Western Division	$37,624	$37,139	$23,067	$21,792	$60,691	$58,931
Eastern Division	31,227	30,067	38,444	34,557	69,671	64,624
Corporate Trust Management (2)	4,988	4,601	2,385	2,642	7,373	7,243

Total	$73,839	$71,807	$63,896	$58,991	$137,735	$130,798

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Western Division	$75,461	$74,006	$44,926	$41,141	$120,387	$115,147
Eastern Division	61,708	60,142	74,205	66,982	135,913	127,124
Corporate Trust Management (2)	9,332	9,254	4,676	5,249	14,008	14,503

Total	$146,501	$143,402	$123,807	$113,372	$270,308	$256,774

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Western Division	$7,703	$8,101	$4,845	$4,586	$12,548	$12,687
Eastern Division	6,369	5,852	6,737	6,444	13,106	12,296
Corporate Trust Management (2)	4,823	4,459	2,239	2,516	7,062	6,975

Total	$18,895	$18,412	$13,821	$13,546	$32,716	$31,958

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Western Division	$16,386	$15,821	$8,889	$8,340	$25,275	$24,161
Eastern Division	12,233	11,484	12,840	11,443	25,073	22,927
Corporate Trust Management (2)	9,006	8,980	4,386	5,003	13,392	13,983

Total	$37,625	$36,285	$26,115	$24,786	$63,740	$61,071

	Net Preneed Funeral		Net Preneed Cemetery		Net Total Preneed
	Merchandise And		Merchandise and		Merchandise and
	Service Sales (3)		Service Sales (3)		Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Western Division	$16,668	$14,208	$4,080	$4,667	$20,748	$18,875
Eastern Division	12,462	11,735	9,727	10,556	22,189	22,291

Total	$29,130	$25,943	$13,807	$15,223	$42,937	$41,166

	Net Preneed Funeral		Net Preneed Cemetery		Net Total Preneed
	Merchandise And		Merchandise and		Merchandise and
	Service Sales (3)		Service Sales (3)		Service Sales (3)
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Western Division	$28,770	$26,564	$8,109	$8,472	$36,879	$35,036
Eastern Division	22,519	21,309	19,334	20,683	41,853	41,992

Total	$51,289	$47,873	$27,443	$29,155	$78,732	$77,028

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,487 and $2,326 for the three months ended April 30, 2007 and 2006, respectively, and $4,845 and $4,939 for the six months ended April 30, 2007 and 2006, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2007 and 2006 were $1,460 and $1,399, respectively, and funeral trust earnings for the three months ended April 30, 2007 and 2006 were $3,528 and $3,202, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2007 and 2006 were

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

$1,323 and $1,221, respectively, and cemetery trust earnings for the three months ended April 30, 2007 and 2006 were $1,062 and $1,421, respectively. Trust management fees included in funeral revenue for the six months ended April 30, 2007 and 2006 were $2,929 and $2,767, respectively, and funeral trust earnings for the six months ended April 30, 2007 and 2006 were $6,403 and $6,487, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2007 and 2006 were $2,638 and $2,427, respectively, and cemetery trust earnings for the six months ended April 30, 2007 and 2006 were $2,038 and $2,822, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations. These sales are deferred and are recorded as revenue in the period the services are performed or the merchandise is delivered.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and six months ended April 30, 2007 and 2006 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Gross profit for reportable segments	$32,716	$31,958	$63,740	$61,071
Corporate general and administrative expenses	(7,744)	(7,256)	(14,786)	(14,475)
Hurricane related recoveries (charges), net	(283)	558	(2,133)	(2,080)
Separation charges	(47)	(122)	(532)	(276)
Gains on dispositions and impairment (losses), net	(8)	159	90	159
Other operating income, net	883	36	1,151	1,012
Interest expense	(6,295)	(7,681)	(13,052)	(15,209)
Investment and other income, net	567	652	1,617	1,120

Earnings from continuing operations before income taxes	$19,789	$18,304	$36,095	$31,322

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2007 and 2006.

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Service revenue
Funeral	$44,872	$41,312	$89,010	$82,323
Cemetery	16,858	15,793	32,427	31,498

	61,730	57,105	121,437	113,821

Merchandise revenue
Funeral	26,866	28,450	53,300	56,997
Cemetery	42,974	39,122	83,199	73,805

	69,840	67,572	136,499	130,802

Other revenue
Funeral	2,101	2,045	4,191	4,082
Cemetery	4,064	4,076	8,181	8,069

	6,165	6,121	12,372	12,151

Total revenue	$137,735	$130,798	$270,308	$256,774

Service costs
Funeral	$14,745	$13,774	$29,198	$26,991
Cemetery	10,815	10,334	21,121	20,083

	25,560	24,108	50,319	47,074

Merchandise costs
Funeral	17,108	17,049	32,544	34,034
Cemetery	25,460	22,908	49,223	43,381

	42,568	39,957	81,767	77,415

General and administrative expenses
Funeral	23,091	22,572	47,134	46,092
Cemetery	13,800	12,203	27,348	25,122

	36,891	34,775	74,482	71,214

Total costs	$105,019	$98,840	$206,568	$195,703

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes
     The following tables present the condensed consolidating historical financial statements as of April 30, 2007 and October 31, 2006 and for the three and six months ended April 30, 2007 and 2006, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of 6.25 percent senior notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantees are full and unconditional and joint and several. The guarantor subsidiaries are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$68,684	$5,155	$—	$73,839
Cemetery	—	58,327	5,569	—	63,896

	—	127,011	10,724	—	137,735

Costs and expenses:
Funeral	—	51,868	3,076	—	54,944
Cemetery	—	46,354	3,721	—	50,075

	—	98,222	6,797	—	105,019

Gross profit	—	28,789	3,927	—	32,716
Corporate general and administrative expenses	(7,744)	—	—	—	(7,744)
Hurricane related charges, net	—	(283)	—	—	(283)
Separation charges	—	(47)	—	—	(47)
Gains on dispositions and impairment (losses), net	—	(8)	—	—	(8)
Other operating income, net	247	571	65	—	883

Operating earnings (loss)	(7,497)	29,022	3,992	—	25,517
Interest expense	(1,824)	(3,937)	(534)	—	(6,295)
Investment and other income, net	550	13	4	—	567
Equity in subsidiaries	21,440	133	—	(21,573)	—

Earnings from continuing operations before income taxes	12,669	25,231	3,462	(21,573)	19,789
Income tax expense (benefit)	(960)	6,061	910	—	6,011

Earnings from continuing operations	13,629	19,170	2,552	(21,573)	13,778
Discontinued operations:
Loss from discontinued operations before income taxes	—	(281)	—	—	(281)
Income tax benefit	—	(132)	—	—	(132)

Loss from discontinued operations	—	(149)	—	—	(149)

Net earnings	13,629	19,021	2,552	(21,573)	13,629
Other comprehensive income (loss), net	(130)	—	5	(5)	(130)

Comprehensive income	$13,499	$19,021	$2,557	$(21,578)	$13,499

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,850	$4,957	$—	$71,807
Cemetery	—	53,796	5,195	—	58,991

	—	120,646	10,152	—	130,798

Costs and expenses:
Funeral	—	50,443	2,952	—	53,395
Cemetery	—	41,962	3,483	—	45,445

	—	92,405	6,435	—	98,840

Gross profit	—	28,241	3,717	—	31,958
Corporate general and administrative expenses	(7,256)	—	—	—	(7,256)
Hurricane related recoveries (charges), net	(135)	693	—	—	558
Separation charges	(78)	(44)	—	—	(122)
Gains on dispositions and impairment (losses), net	—	63	96	—	159
Other operating income (expense), net	21	(54)	69	—	36

Operating earnings (loss)	(7,448)	28,899	3,882	—	25,333
Interest income (expense)	3,420	(11,900)	799	—	(7,681)
Investment and other income, net	652	—	—	—	652
Equity in subsidiaries	12,305	186	—	(12,491)	—

Earnings from continuing operations before income taxes	8,929	17,185	4,681	(12,491)	18,304
Income tax expense (benefit)	(2,518)	7,511	1,908	—	6,901

Earnings from continuing operations	11,447	9,674	2,773	(12,491)	11,403

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(34)	42	—	8
Income tax benefit	—	(36)	—	—	(36)

Earnings from discontinued operations	—	2	42	—	44

Net earnings	11,447	9,676	2,815	(12,491)	11,447
Other comprehensive loss, net	—	—	—	—	—

Comprehensive income	$11,447	$9,676	$2,815	$(12,491)	$11,447

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$136,338	$10,163	$—	$146,501
Cemetery	—	112,825	10,982	—	123,807

	—	249,163	21,145	—	270,308

Costs and expenses:
Funeral	—	102,618	6,258	—	108,876
Cemetery	—	89,709	7,983	—	97,692

	—	192,327	14,241	—	206,568

Gross profit	—	56,836	6,904	—	63,740
Corporate general and administrative expenses	(14,786)	—	—	—	(14,786)
Hurricane related charges, net	(3)	(2,130)	—	—	(2,133)
Separation charges	(384)	(148)	—	—	(532)
Gains on dispositions and impairment (losses), net	—	90	—	—	90
Other operating income, net	277	736	138	—	1,151

Operating earnings (loss)	(14,896)	55,384	7,042	—	47,530
Interest expense	(3,581)	(8,385)	(1,086)	—	(13,052)
Investment and other income, net	1,586	26	5	—	1,617
Equity in subsidiaries	40,416	270	—	(40,686)	—

Earnings from continuing operations before income taxes	23,525	47,295	5,961	(40,686)	36,095
Income tax expense (benefit)	(2,030)	10,389	1,967	—	10,326

Earnings from continuing operations	25,555	36,906	3,994	(40,686)	25,769

Discontinued operations:
Loss from discontinued operations before income taxes	—	(349)	—	—	(349)
Income tax benefit	—	(135)	—	—	(135)

Loss from discontinued operations	—	(214)	—	—	(214)

Net earnings	25,555	36,692	3,994	(40,686)	25,555
Other comprehensive income, net	3	—	3	(3)	3

Comprehensive income	$25,558	$36,692	$3,997	$(40,689)	$25,558

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,586	$9,816	$—	$143,402
Cemetery	—	103,820	9,552	—	113,372

	—	237,406	19,368	—	256,774

Costs and expenses:
Funeral	—	101,053	6,064	—	107,117
Cemetery	—	81,640	6,946	—	88,586

	—	182,693	13,010	—	195,703

Gross profit	—	54,713	6,358	—	61,071
Corporate general and administrative expenses	(14,475)	—	—	—	(14,475)
Hurricane related charges, net	(135)	(1,945)	—	—	(2,080)
Separation charges	(202)	(74)	—	—	(276)
Gains on dispositions and impairment (losses), net	—	63	96	—	159
Other operating income, net	37	863	112	—	1,012

Operating earnings (loss)	(14,775)	53,620	6,566	—	45,411
Interest income (expense)	13,155	(27,486)	(878)	—	(15,209)
Investment and other income, net	1,120	—	—	—	1,120
Equity in subsidiaries	18,950	294	—	(19,244)	—

Earnings from continuing operations before income taxes	18,450	26,428	5,688	(19,244)	31,322
Income tax expense (benefit)	(1,386)	10,905	2,289	—	11,808

Earnings from continuing operations	19,836	15,523	3,399	(19,244)	19,514
Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(62)	336	—	274
Income tax benefit	—	(48)	—	—	(48)

Earnings (loss) from discontinued operations	—	(14)	336	—	322

Net earnings	19,836	15,509	3,735	(19,244)	19,836
Other comprehensive loss, net	(2)	—	(2)	2	(2)

Comprehensive income	$19,834	$15,509	$3,733	$(19,242)	$19,834

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	April 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,163	$1,240	$1,142	$—	$46,545
Marketable securities	—	—	385	—	385
Receivables, net of allowances	3,704	49,323	4,433	—	57,460
Inventories	324	32,400	2,774	—	35,498
Prepaid expenses	910	8,450	1,397	—	10,757
Deferred income taxes, net	2,634	5,697	—	—	8,331

Total current assets	51,735	97,110	10,131	—	158,976
Receivables due beyond one year, net of allowances	10,358	48,366	18,223	—	76,947
Preneed funeral receivables and trust investments	—	519,263	10,965	—	530,228
Preneed cemetery receivables and trust investments	—	250,865	12,821	—	263,686
Goodwill	—	255,074	19,787	—	274,861
Cemetery property, at cost	—	346,500	24,607	—	371,107
Property and equipment, at cost	39,752	421,777	36,323	—	497,852
Less accumulated depreciation	24,045	165,818	12,109	—	201,972

Net property and equipment	15,707	255,959	24,214	—	295,880
Deferred income taxes, net	4,533	161,245	13,516	—	179,294
Cemetery perpetual care trust investments	—	237,598	—	—	237,598
Other assets	4,785	8,441	1,100	—	14,326
Equity in subsidiaries	12,278	6,214	—	(18,492)	—

Total assets	$99,396	$2,186,635	$135,364	$(18,492)	$2,402,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,527	$—	$—	$—	$2,527
Accounts payable	493	14,346	1,206	—	16,045
Accrued expenses and other current liabilities	15,658	39,958	3,951	—	59,567

Total current liabilities	18,678	54,304	5,157	—	78,139
Long-term debt, less current maturities	330,771	—	30,000	—	360,771
Intercompany payables, net	(893,138)	889,309	3,829	—	—
Deferred preneed funeral revenue	—	222,531	47,962	—	270,493
Deferred preneed cemetery revenue	—	260,458	29,924	—	290,382
Non-controlling interest in funeral and cemetery trusts	—	681,294	—	—	681,294
Other long-term liabilities	11,580	2,127	—	—	13,707
Negative equity in subsidiaries	160,055	—	—	(160,055)	—

Total liabilities	(372,054)	2,110,023	116,872	(160,055)	1,694,786

Non-controlling interest in perpetual care trusts	—	236,667	—	—	236,667

Common stock	105,851	426	52	(478)	105,851
Other	365,599	(160,481)	18,440	142,041	365,599
Accumulated other comprehensive income (loss)	—	—	—	—	—

Total shareholders’ equity	471,450	(160,055)	18,492	141,563	471,450

Total liabilities and shareholders’ equity	$99,396	$2,186,635	$135,364	$(18,492)	$2,402,903

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,120	$3,291	$1,459	$—	$43,870
Marketable securities	—	—	239	—	239
Receivables, net of allowances	9,875	58,942	3,682	—	72,499
Inventories	316	33,190	2,852	—	36,358
Prepaid expenses	539	3,598	2,291	—	6,428
Deferred income taxes, net	3,835	6,667	—	—	10,502
Assets held for sale	—	2,509	—	—	2,509

Total current assets	53,685	108,197	10,523	—	172,405
Receivables due beyond one year, net of allowances	9,139	47,035	19,176	—	75,350
Preneed funeral receivables and trust investments	—	506,440	11,193	—	517,633
Preneed cemetery receivables and trust investments	—	244,656	13,464	—	258,120
Goodwill	—	253,189	19,787	—	272,976
Cemetery property, at cost	—	346,559	24,512	—	371,071
Property and equipment, at cost	37,126	411,002	36,690	—	484,818
Less accumulated depreciation	21,278	156,354	12,277	—	189,909

Net property and equipment	15,848	254,648	24,413	—	294,909
Deferred income taxes, net	6,124	154,204	13,658	—	173,986
Cemetery perpetual care trust investments	—	230,487	—	—	230,487
Other assets	5,312	7,228	1,100	—	13,640
Equity in subsidiaries	8,551	5,944	—	(14,495)	—

Total assets	$98,659	$2,158,587	$137,826	$(14,495)	$2,380,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,839	$—	$—	$—	$2,839
Accounts payable	1,540	16,579	1,256	—	19,375
Accrued expenses and other current liabilities	15,197	48,602	3,023	—	66,822
Liabilities associated with assets held for sale	—	942	—	—	942

Total current liabilities	19,576	66,123	4,279	—	89,978
Long-term debt, less current maturities	344,020	—	30,000	—	374,020
Intercompany payables, net	(925,163)	914,429	10,734	—	—
Deferred preneed funeral revenue	—	227,306	47,394	—	274,700
Deferred preneed cemetery revenue	—	265,065	30,924	—	295,989
Non-controlling interest in funeral and cemetery trusts	—	657,607	—	—	657,607
Other long-term liabilities	10,386	2,024	—	—	12,410
Negative equity in subsidiaries	202,947	—	—	(202,947)	—

Total liabilities	(348,234)	2,132,554	123,331	(202,947)	1,704,704

Non-controlling interest in perpetual care trusts	—	228,980	—	—	228,980

Common stock	104,963	426	52	(478)	104,963
Other	341,933	(203,373)	14,446	188,927	341,933
Accumulated other comprehensive loss	(3)	—	(3)	3	(3)

Total shareholders’ equity	446,893	(202,947)	14,495	188,452	446,893

Total liabilities and shareholders’ equity	$98,659	$2,158,587	$137,826	$(14,495)	$2,380,577

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(719)	$25,990	$7,260	$—	$32,531

Cash flows from investing activities:
Proceeds from sale of assets, net	—	1,635	—	—	1,635
Purchases of subsidiaries, net of cash acquired	—	(2,805)	—	—	(2,805)
Insurance proceeds related to hurricane damaged properties	—	1,400	—	—	1,400
Additions to property and equipment	(3,688)	(9,386)	(531)	—	(13,605)
Other	—	35	(141)	—	(106)

Net cash used in investing activities	(3,688)	(9,121)	(672)	—	(13,481)

Cash flows from financing activities:
Repayments of long-term debt	(13,561)	—	—	—	(13,561)
Intercompany receivables (payables)	25,825	(18,920)	(6,905)	—	—
Issuance of common stock	2,414	—	—	—	2,414
Dividends	(5,265)	—	—	—	(5,265)
Excess tax benefits from share- based payment arrangements	37	—	—	—	37

Net cash provided by (used in) financing activities	9,450	(18,920)	(6,905)	—	(16,375)

Net increase (decrease) in cash	5,043	(2,051)	(317)	—	2,675
Cash and cash equivalents, beginning of period	39,120	3,291	1,459	—	43,870

Cash and cash equivalents, end of period	$44,163	$1,240	$1,142	$—	$46,545

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
     The Company recorded net gains on dispositions and impairment (losses) of ($8) and $159 for the three months ended April 30, 2007 and 2006, respectively, and $90 and $159 for the six months ended April 30, 2007 and 2006, respectively in continuing operations related to real estate. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of ($273) and $106 for the three months ended April 30, 2007 and 2006, respectively, and ($355) and $404 for the six months ended April 30, 2007 and 2006, respectively, which is reflected in the discontinued operations section of the condensed consolidated statement of earnings, all of which relates to businesses sold. The Company sold three facilities in the first half of fiscal year 2007, and its assets and liabilities were reclassified from their respective lines in the October 31, 2006 balance sheet and included in the “assets held for sale” and “liabilities associated with assets held for sale” line items.
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2006 and the operating results of the discontinued operations for the three and six months ended April 30, 2007 and 2006, respectively, are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Discontinued Operations and Acquisitions—(Continued)

October 31, 2006

Assets

Receivables, net of allowances	$30
Inventories and other current assets	31
Net property and equipment	999
Preneed funeral receivables and trust investments	782
Preneed cemetery receivables and trust investments	92
Other assets	416
Cemetery property	159

Assets held for sale	$2,509

Liabilities

Deferred preneed funeral revenue	$14
Deferred preneed cemetery revenue	86
Non-controlling interest in funeral and cemetery trusts	842

Liabilities associated with assets held for sale	$942

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Revenue:
Funeral	$37	$202	$117	$395
Cemetery	44	19	94	104

	81	221	211	499

Gross profit:
Funeral	(28)	(53)	(34)	(108)
Cemetery	20	(45)	40	(22)

	(8)	(98)	6	(130)

Gains on dispositions and impairment (losses), net	(273)	106	(355)	404

Earnings (loss) from discontinued operations before income taxes	$(281)	$8	$(349)	$274

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
     The Company recorded $350 for separation pay in the first half of 2007 related to the retirement of a former executive officer, but will make the payments over a two-year period in accordance with the terms of the retirement agreement. The Company also recorded approximately $147 in the first half of 2007 compared to $276 in the first half of 2006 related to the reorganization of its divisions during fiscal year 2005. The remaining costs related to the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13)	Separation Charges—(Continued)
reorganization are the result of a lease agreement for which the Company is committed through 2009. The Company is in the process of negotiating a sublease of this property.
(14)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and six months ended April 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net earnings	$13,629	$11,447	$25,555	$19,836
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $79, ($2) and $1, respectively	(130)	—	3	(2)
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	415	(6,767)	57,320	22,331
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(415)	6,767	(57,320)	(22,331)

Total other comprehensive income (loss)	(130)	—	3	(2)

Total comprehensive income	$13,499	$11,447	$25,558	$19,834

(15)	Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. As of April 30, 2007, the Company had incurred approximately $33,358 (of which $31,225 was incurred as of October 31, 2006) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of April 30, 2007, the Company has recorded insurance proceeds of $23,562 and business interruption insurance proceeds of $3,169, all of which were recorded as of October 31, 2006, and no additional insurance proceeds were recorded in the first six months of 2007. The Company received $10,000 in hurricane related insurance proceeds during the first quarter of fiscal year 2007, all of which was recorded in current receivables as of October 31, 2006. Net expenses of $283 are reflected in the “Hurricane related recoveries (charges), net” line item in the condensed consolidated statement of earnings for the three months ended April 30, 2007 compared to net recoveries of $558 for the same period in 2006. For the six months ended April 30, 2007 and 2006, the Company recorded net expenses of $2,133 and $2,080, respectively. For additional information on the effects of Hurricane Katrina on the Company, see Note 22 to the consolidated financial statements in the Company’s 2006 Form 10-K.
(16)	Income Taxes

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
     At October 31, 2006, the Company had $10,647 of a capital loss carryforward that was set to expire by the end of fiscal year 2007. A valuation allowance of $3,393 was established due to the uncertainty of future capital gains. The Company generated $10,737 of capital gains in the first six months of fiscal year 2007. Therefore, the Company was able to utilize the entire net capital loss carryforward due to expire at the end of fiscal year 2007 and accordingly reduced the valuation allowance for the capital loss carryforward to zero. As a result of this reduction, the Company recognized a tax benefit of $1,527 and $3,393 for the three and six months ended April 30, 2007, respectively.
(17)	Subsequent Events
     In May 2007, the Company acquired a funeral home for approximately $2,398 to expand its business in North Carolina.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of May 31, 2007, we owned and operated 226 funeral homes and 142 cemeteries in 25 states within the United States and Puerto Rico.
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
     For the second quarter of fiscal year 2007, net earnings increased $2.3 million to $13.7 million from $11.4 million for the second quarter of fiscal year 2006. Earnings from continuing operations for the quarter increased $2.4 million to $13.8 million from $11.4 million for the corresponding period in the prior year.
     Revenues increased $6.9 million to $137.7 million for the quarter ended April 30, 2007. Funeral revenue increased $2.0 million, due primarily to a 4.1 percent increase in same-store average revenue per funeral service and increased insurance commission revenue, partially offset by a 1.7 percent decrease in funeral calls. Cemetery revenue increased $4.9 million due primarily to an increase in revenue related to various construction projects and increased gross cemetery property sales, partially offset by decreased merchandise delivery revenue. Consolidated gross profit increased $0.8 million due to a $0.5 million increase in funeral gross profit and a $0.3 million increase in cemetery gross profit, due primarily to the increases in funeral and cemetery revenue discussed above.
     Corporate general and administrative expenses increased $0.5 million. We recorded a $0.3 million charge related to Hurricane Katrina in the second quarter of fiscal year 2007 compared to a $0.5 million recovery for the same period in 2006. Interest expense for the quarter-to-date period decreased $1.4 million to $6.3 million for the second quarter of 2007 due to a $29.3 million decrease in average debt outstanding and a 61 basis point decrease in the average rate during the quarter. The decline in the average rate is due primarily to additional interest incurred in the second quarter of 2006 on our 6.25 percent senior notes as a result of our inability to timely complete a required exchange offer. The exchange offer was completed in June 2006. We also recognized a $1.5 million tax benefit due to the utilization of a capital loss carryforward.
     For the second quarter of fiscal year 2007, we had a 12.3 percent increase in preneed funeral sales and a 4.7 percent increase in gross cemetery property sales compared to the same period last year.
     For the six months ended April 30, 2007, net earnings increased $5.8 million to $25.6 million from $19.8 million for the same period of fiscal year 2006. Earnings from continuing operations for the six month period increased $6.3 million to $25.8 million from $19.5 million for the corresponding period in the prior year.
     Revenues increased $13.5 million to $270.3 million for the six months ended April 30, 2007. Funeral revenue increased $3.1 million, due primarily to a 4.9 percent increase in same-store average revenue per funeral service and increased insurance commission revenue, partially offset by a 3.6 percent decrease in funeral calls. Cemetery revenue increased $10.4 million due primarily to an increase in revenue related to various construction projects and increased gross cemetery property sales, partially offset by decreased merchandise delivery revenue. Consolidated gross profit increased $2.6 million due to a $1.3 million increase in funeral gross profit and a $1.3 million increase in cemetery gross profit, due primarily to the increases in funeral and cemetery revenue discussed above.

     Corporate general and administrative expenses increased $0.3 million. We recorded a $2.1 million charge related to Hurricane Katrina in the first half of fiscal year 2007 and 2006. Interest expense decreased $2.1 million to $13.1 million for the six months ended April 30, 2007 due to a $31.3 million decrease in average debt outstanding and a 30 basis point decrease in the average rate during the period due to penalty interest in 2006. We also recognized a $3.4 million tax benefit due to the utilization of a capital loss carryforward.
     For the first half of fiscal year 2007, we had a 7.1 percent increase in preneed funeral sales and a 10.0 percent increase in gross cemetery property sales compared to the same period last year.
     Cash flow from operations decreased from $51.1 million for the six months ended April 30, 2006 to $32.5 million for the six months ended April 30, 2007 due primarily to $11.1 million of trust withdrawals associated with the deferred revenue project in the first half of 2006, increased customer collections following Hurricane Katrina in the first half of 2006 and an increase in annual property and casualty insurance premiums and income taxes paid in the first half of 2007. The overall decrease was offset by $1.7 million of cash inflows in excess of expenditures related to Hurricane Katrina in the first half of 2007 compared to $1.1 million of cash outflows for the same period in 2006.
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

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006—Continuing Operations
Funeral Operations

	Three Months Ended April 30,
			Increase
	2007	2006	(Decrease)
		(In millions)

Funeral Revenue:
Eastern Division	$31.2	$30.1	$1.1
Western Division	37.6	37.1	.5
Corporate Trust Management (1)	5.0	4.6	.4

Total Funeral Revenue	$73.8	$71.8	$2.0

Funeral Costs:
Eastern Division	$24.8	$24.2	$.6
Western Division	29.9	29.0	.9
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$54.9	$53.4	$1.5

Funeral Gross Profit:
Eastern Division	$6.4	$5.9	$.5
Western Division	7.7	8.1	(.4)
Corporate Trust Management (1)	4.8	4.4	.4

Total Funeral Gross Profit	$18.9	$18.4	$.5

     Same-Store Analysis

	Change in Average		Change in Same-Store	Cremation Rate
	Revenue Per Call		Funeral Services	2007	2006
Eastern Division	3.5%		.3%	34.7%	33.4%
Western Division	3.5%		(3.1%)	42.3%	42.2%
Total	4.1	% (1)	(1.7%)	39.0%	38.5%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2007 and 2006 were $1.5 million and $1.4 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings for the three months ended April 30, 2007 and 2006 were $3.5 million and $3.2 million, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $2.0 million, or 2.8 percent, for the three months ended April 30, 2007, compared to the corresponding period in 2006. Our same-store businesses had a 3.9 percent increase in the average revenue per traditional funeral service and an 8.2 percent increase in the average revenue per cremation service. The increases in the average revenue per traditional and cremation funeral services were in part due to the implementation of new funeral package pricing, which provides value to our families by simplifying the selection process while enhancing the services we provide. These increases along with a quarter-over-quarter increase in funeral trust earnings resulted in an overall increase of 4.1 percent in the average revenue per funeral service for our same-store businesses. The increase in funeral revenue for the period is also due to a $1.0 million increase in insurance commission revenue. We sell preneed products and services through both trust-funded and third-party insurance-funded arrangements, and earn a commission on the preneed insurance sales. Preneed funeral insurance sales increased 19.6 percent for the period. We experienced a 1.7 percent decrease in the number of same-store funeral services performed, or 262 events, to 15,475 total same-store funeral services performed.
     Funeral gross profit increased $0.5 million to $18.9 million for the second quarter ended April 30, 2007 due to the increases in revenue discussed above. Funeral gross profit margin from continuing operations was 25.6 percent for the second quarters of fiscal year 2007 and 2006. The cremation rate for our same-store operations was 39.0 percent for the three months ended April 30, 2007 compared to 38.5 percent for the corresponding period in 2006.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in same-store businesses of 3.5 percent and an increase in the number of funeral services performed by same-store businesses of 0.3 percent. Funeral revenue in the Western division funeral segment increased primarily due to an increase in the average revenue per funeral service in same-store businesses of 3.5 percent and an increase in insurance commission revenue, partially offset by a decrease in the number of funeral services performed by same-store businesses of 3.1 percent. Funeral revenue in the corporate trust management segment increased primarily due to a $0.3 million increase in funeral trust earnings and a $0.1 million increase in trust management fees.
     Funeral gross profit margin for the Eastern division funeral segment increased primarily due to the increase in funeral service revenue as discussed above. Funeral gross profit margin for the Western division funeral segment decreased primarily due to the decrease in the number of funeral services performed discussed above and an increase in preneed selling costs. As demonstrated in the table above, the same-store cremation rate increased for the Eastern and Western division funeral segments.
Cemetery Operations

	Three Months Ended April 30,
			Increase
	2007	2006	(Decrease)
		(In millions)

Cemetery Revenue:
Eastern Division	$38.4	$34.5	$3.9
Western Division	23.0	21.8	1.2
Corporate Trust Management (1)	2.4	2.6	(.2)

Total Cemetery Revenue	$63.8	$58.9	$4.9

Cemetery Costs:
Eastern Division	$31.7	$28.1	$3.6
Western Division	18.2	17.2	1.0
Corporate Trust Management (1)	.1	.1	—

Total Cemetery Costs	$50.0	$45.4	$4.6

Cemetery Gross Profit:
Eastern Division	$6.7	$6.4	$.3
Western Division	4.8	4.6	.2
Corporate Trust Management (1)	2.3	2.5	(.2)

Total Cemetery Gross Profit	$13.8	$13.5	$.3

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2007 and 2006 were $1.3 million and $1.2 million, respectively, and cemetery trust earnings for the three months ended April 30, 2007 and 2006 were $1.1 million and $1.4 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $4.9 million, or 8.3 percent, for the three months ended April 30, 2007, compared to the corresponding period in 2006, primarily due to an increase in construction during the quarter on various cemetery projects and a 4.7 percent increase in gross cemetery property sales, partially offset by a decrease in merchandise delivery revenue. Gross cemetery property sales increased from $26.2 million in the second quarter of 2006 to $27.4 million in the second quarter of 2007. The increase in cemetery property sales was due in part to serving customers interested in large cemetery property purchases. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trusts for the quarter ended April 30, 2007 resulting in revenue of $2.5 million, compared to 4.4 percent for the corresponding period in 2006 resulting in revenue of $2.3 million.
     Cemetery gross profit increased $0.3 million from $13.5 million in the second quarter of 2006 to $13.8 million in the second quarter of 2007, due to the increases in revenues discussed above. Cemetery gross profit margin from continuing operations decreased from 22.9 percent in the second quarter of fiscal year 2006 to 21.6 percent in the second quarter of fiscal year 2007. The decrease is due primarily to increased merchandise costs and decreased merchandise delivery revenue.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased $3.9 million primarily due to an increase in construction during the quarter on various cemetery development projects, offset by decreased merchandise delivery revenue. Cemetery revenue in the Western division segment increased $1.2 million primarily due to an increase in revenue from the sale of cemetery property and an increase in perpetual care trust earnings, offset by a decrease in construction during the quarter on various cemetery development projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased primarily due to a $0.3 million decrease in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern division cemetery segment decreased due to decreased merchandise delivery revenue and increased merchandise costs. The cemetery gross profit margin for the Western division cemetery segment decreased primarily due to increased property and preneed merchandise selling costs.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2007 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. There were two businesses sold in the second quarter of 2007. Revenues for the three months ended April 30, 2007 were less than $0.1 million compared to revenues of $0.2 million for the corresponding period in 2006.
Other

     The effective tax rate for our continuing operations for the three months ended April 30, 2007 was 30.4 percent compared to 37.7 percent for the same period in 2006. The reduced rate in 2007 was primarily caused by a tax benefit of $1.5 million attributable to the utilization of a capital loss carryforward which was not previously recorded because the Company was uncertain it could generate sufficient capital gain income prior to its expiration at the end of fiscal year 2007. The effective tax rate exclusive of this benefit would have been 38.1 percent.
     Corporate general and administrative expenses for the three months ended April 30, 2007 increased $0.5 million compared to the same period in 2006 due primarily to costs related to the issuance of stock grants and the accelerated depreciation of the Company’s current computer software systems due to the implementation of the two new business systems, partially offset by decreased professional fees. The second quarter of fiscal year 2006 included professional fees related to restated Securities and Exchange Commission (“SEC”) filings.
     For the three months ended April 30, 2007, we recorded a net charge of $0.3 million related to Hurricane Katrina compared to a $0.5 million recovery for the same period in 2006. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. We are continuing to work with our insurance carriers on remaining claims. For additional information, see Note 15 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations was $6.8 million and $6.2 million for the second quarters of fiscal years 2007 and 2006, respectively. The increase is primarily due to the accelerated depreciation of our current computer software systems due to the implementation of two new business systems, as described above.
     Interest expense decreased $1.4 million to $6.3 million for the second quarter of 2007, due to a $29.3 million decrease in average debt outstanding. In addition, we experienced a 61 basis point decrease in the average rate due primarily to additional interest incurred in the second quarter of 2006 on our 6.25 percent senior notes as a result of our inability to timely complete a required exchange offer.
     Other operating income, net, increased $0.8 million to $0.9 million for the second quarter of 2007 from $0.1 million for the second quarter of 2006. The increase was primarily due to the sale of excess cemetery property and proceeds related to the sale of an investment.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 12.3 percent during the second quarter of 2007 compared to the corresponding period in 2006.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $48.1 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $21.6 million related to insurance-funded preneed funeral contracts) during the three months ended April 30, 2007 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $46.2 million (including $18.0 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2006. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $38.6 million for the three months ended April 30, 2007, compared to $38.5 million for the corresponding period in 2006, resulting in net additions to the backlog of $9.5 million and $7.7 million for the three months ended April 30, 2007 and 2006, respectively.
Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006—Continuing Operations

Funeral Operations

	Six Months Ended April 30,
	2007	2006	Increase
		(In millions)
Funeral Revenue:
Eastern Division	$61.7	$60.1	$1.6
Western Division	75.5	74.0	1.5
Corporate Trust Management (1)	9.3	9.3	—

Total Funeral Revenue	$146.5	$143.4	$3.1

Funeral Costs:
Eastern Division	$49.5	$48.6	$.9
Western Division	59.1	58.2	.9
Corporate Trust Management (1)	.3	.3	—

Total Funeral Costs	$108.9	$107.1	$1.8

Funeral Gross Profit:
Eastern Division	$12.2	$11.5	$.7
Western Division	16.4	15.8	.6
Corporate Trust Management (1)	9.0	9.0	—

Total Funeral Gross Profit	$37.6	$36.3	$1.3

     Same-Store Analysis

	Change in Average		Change in Same-Store	Cremation Rate
	Revenue Per Call		Funeral Services	2007	2006
Eastern Division	5.2%		(2.6%)	34.4%	33.0%
Western Division	4.7%		(4.2%)	42.2%	42.6%
Total	4.9	% (1)	(3.6%)	38.9%	38.6%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2007 and 2006 were $2.9 million and $2.8 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings for the six months ended April 30, 2007 and 2006 were $6.4 million and $6.5 million, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $3.1 million, or 2.2 percent, for the six months ended April 30, 2007, compared to the corresponding period in 2006. Our same-store businesses had a 4.5 percent increase in the average revenue per traditional funeral service and a 9.1 percent increase in the average revenue per cremation service. The increases in the average revenue per traditional and cremation funeral services were in part due to the implementation of new funeral package pricing, which provides value to our families by simplifying the selection process while enhancing the services we provide. Funeral trust earnings decreased slightly. These factors resulted in an overall increase of 4.9 percent in the same-store average revenue per funeral service for our same-store businesses. The increase in funeral revenue for the period is also due to a $1.5 million increase in insurance commission revenue. We sell preneed products and services through both trust-funded and third-party insurance-

funded arrangements, and earn a commission on the preneed insurance sales. Preneed funeral insurance sales increased 6.0 percent for the six months ended April 30, 2007 compared to the same period in 2006. We experienced a 3.6 percent decrease in the number of same-store funeral services performed, or 1,133 events, to 30,678 total same-store funeral services performed.
     Funeral gross profit increased $1.3 million to $37.6 million for the first half of fiscal year 2007. Funeral gross profit margin from continuing operations increased to 25.7 percent for the first half of fiscal year 2007 compared to 25.3 percent for the same period in 2006 due primarily to the increases in revenue discussed above. The increase in the funeral gross profit margin was partially offset by increased property, casualty and general liability insurance costs incurred during the first six months of 2007. The cremation rate for our same-store operations was 38.9 percent for the six months ended April 30, 2007 compared to 38.6 percent for the corresponding period in 2006.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in same-store businesses of 5.2 percent, partially offset by a decrease in the number of funeral services performed by the same-store businesses of 2.6 percent. Funeral revenue in the Western division funeral segment increased primarily due to an increase in the average revenue per funeral service in same-store businesses of 4.7 percent and an increase in insurance commission revenue, partially offset by a decrease in the number of funeral services performed by same-store businesses of 4.2 percent. Funeral revenue in the corporate trust management segment remained flat.
     Funeral gross profit margin for the Eastern and Western division funeral segments increased primarily due to the increases in funeral service revenue as discussed above, partially offset by increased property, casualty and general liability insurance costs incurred during the first six months of 2007. As demonstrated in the table above, the same-store cremation rate increased for the Eastern division funeral segment and decreased for the Western division funeral segment.
Cemetery Operations

	Six Months Ended April 30,
			Increase
	2007	2006	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$74.2	$67.0	$7.2
Western Division	44.9	41.1	3.8
Corporate Trust Management (1)	4.7	5.3	(.6)

Total Cemetery Revenue	$123.8	$113.4	$10.4

Cemetery Costs:
Eastern Division	$61.4	$55.5	$5.9
Western Division	36.0	32.8	3.2
Corporate Trust Management (1)	.3	.3	—

Total Cemetery Costs	$97.7	$88.6	$9.1

Cemetery Gross Profit:
Eastern Division	$12.8	$11.5	$1.3
Western Division	8.9	8.3	.6
Corporate Trust Management (1)	4.4	5.0	(.6)

Total Cemetery Gross Profit	$26.1	$24.8	$1.3

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary,

Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2007 and 2006 were $2.7 million and $2.5 million, respectively, and cemetery trust earnings for the six months ended April 30, 2007 and 2006 were $2.0 million and $2.8 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $10.4 million, or 9.2 percent, for the six months ended April 30, 2007, compared to the corresponding period in 2006, primarily due to an increase in construction during the period on various cemetery projects and a 10.0 percent increase in gross cemetery property sales, partially offset by a decrease in merchandise delivery revenue. Gross cemetery property sales increased from $50.6 million in the first half of 2006 to $55.7 million in the first half of 2007. The increase in cemetery property sales was due in part to serving customers interested in large cemetery property purchases. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trusts for the six months ended April 30, 2007 resulting in revenue of $4.8 million, compared to 4.6 percent for the corresponding period in 2006 resulting in revenue of $5.0 million.
     Cemetery gross profit increased $1.3 million from $24.8 million in the first half of fiscal year 2006 to $26.1 million in the first half of fiscal year 2007, due to the increases in revenues discussed above. Cemetery gross profit margin from continuing operations decreased from 21.9 percent in the first half of fiscal year 2006 to 21.1 percent in the first half of fiscal year 2007. The decrease is due primarily to increased merchandise costs, decreased merchandise delivery revenue and increased property, casualty and general liability insurance costs.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased $7.2 million primarily due to an increase in construction during the first half of fiscal year 2007 on various cemetery development projects and an increase in revenue from the sale of cemetery property, partially offset by a decrease in merchandise delivery revenue. Cemetery revenue in the Western division segment increased $3.8 million primarily due to an increase in revenue from the sale of cemetery property. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased primarily due to a $0.8 million decrease in cemetery trust earnings.
     Cemetery gross profit margin for the Eastern division cemetery segment increased due to the increased cemetery revenue discussed above. The cemetery gross profit margin for the Western division cemetery segment decreased due to increased property and preneed merchandise selling costs.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2007 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. There were three businesses sold in the first half of 2007. Revenues for the six months ended April 30, 2007 and 2006 were $0.2 million and $0.5 million, respectively.
Other

     The effective tax rate for our continuing operations for the six months ended April 30, 2007 was 28.6 percent compared to 37.7 percent for the same period in 2006. The reduced rate in 2007 was primarily caused by a tax benefit of $3.4 million attributable to the utilization of a capital loss carryforward which was not previously recorded because the Company was uncertain it could generate sufficient capital gain income prior to its expiration at the end of fiscal year 2007. The effective tax rate exclusive of this benefit would have been 38.0 percent.
     Corporate general and administrative expenses for the six months ended April 30, 2007 increased $0.3 million compared to the same period in 2006 due primarily to costs related to stock grants and the accelerated depreciation of our current computer software systems due to the implementation of the two new business systems, partially offset by decreased professional fees. The first half of fiscal year 2006 included professional fees related to restated SEC filings.
     We recorded $0.5 million of separation charges primarily related to the separation pay of a former executive officer who retired in the first quarter of 2007. For additional information, see Note 13 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations was $13.3 million and $12.3 million for the first half of fiscal years 2007 and 2006, respectively. The increase is primarily due to the accelerated depreciation of our current computer software systems due to the implementation of two new business systems, as described above.
     Interest expense decreased $2.1 million to $13.1 million for the six months ended April 30, 2007, due to a $31.3 million decrease in average debt outstanding. In addition, we experienced a 30 basis point decrease in the average rate due to additional interest incurred in the first half of 2006 on our 6.25 senior notes as a result of our inability to timely complete a required exchange offer. The exchange offer was completed in June 2006.
     Investment and other income, net, increased $0.5 million to $1.6 million in the first half of fiscal year 2007, primarily due to $0.4 million of interest income receivable from the Internal Revenue Service.
     We experienced a $15.0 million decrease in current receivables from October 31, 2006 to April 30, 2007 primarily due to declines in insurance receivables. We recorded $10.0 million in insurance proceeds receivable related to Hurricane Katrina at October 31, 2006 and received the entire amount during the first quarter of 2007. Prepaid expenses increased $4.3 million from October 31, 2006 to April 30, 2007 primarily due to increases in prepaid property insurance. A $6.1 million property insurance payment was made in November 2006, and through the second quarter of 2007, half of it has been expensed. There was no prepaid property insurance in the prepaid expense balance at October 31, 2006.
     The decrease in accounts payable of $3.3 million from October 31, 2006 to April 30, 2007 was due primarily to approximately $1.2 million of accrued expenses at October 31, 2006 related to the implementation of our two new business systems and approximately $2.1 million due to timing of payment of invoices. Accrued payroll decreased $2.5 million due primarily to fiscal year 2006 bonuses, which were accrued at October 31, 2006 and paid in the first quarter of fiscal year 2007, offset by the fiscal year 2007 bonus accrual recorded during the first six months of fiscal year 2007. The decline in other current liabilities of $6.6 million from October 31, 2006 to April 30, 2007 was primarily due to a $2.0 million decrease in accrued property taxes and the payment of approximately $1.7 million in Hurricane Katrina related items. Approximately 80 percent of our property taxes are paid in the months of December and January each year.
     As of April 30, 2007, our outstanding debt totaled $363.3 million of which approximately 55 percent was subject to fixed rates averaging 6.2 percent, and 45 percent was subject to short-term variable rates averaging approximately 7.1 percent.
Preneed Sales into and Deliveries out of the Backlog

     Preneed funeral sales increased 7.1 percent during the first half of fiscal year 2007 compared to the corresponding period in 2006.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $88.7 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $37.5 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2007 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $86.7 million (including $35.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2006. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $74.4 million for the six months ended April 30, 2007, compared to $75.3 million for the corresponding period in 2006, resulting in net additions to the backlog of $14.3 million and $11.4 million for the six months ended April 30, 2007 and 2006, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $32.5 million for the six months ended April 30, 2007, compared to $51.1 million for the corresponding period in 2006. The decrease is primarily due to cash inflows of $11.1 million for trust withdrawals associated with the deferred revenue project in the first half of 2006. Operating cash flow in the first half of 2006 was also enhanced as a result of an increase in customer collections following the delay in collection processing during the fourth quarter of 2005 due to Hurricane Katrina. Additionally, the decrease is due to an increase in annual property and casualty insurance premiums that were paid in the first quarter of 2007, which is reflected in the “other” category under changes in assets and liabilities. Also, $5.6 million of tax payments (net of refunds) were made during the first half of fiscal year 2007 compared to $0.7 million for the comparable period in 2006 due to a net operating loss carryforward utilized in fiscal year 2006. The overall decrease was partially offset by $1.7 million of cash inflows in excess of expenditures related to Hurricane Katrina in the first half of 2007 compared to $1.1 million of cash outflows for the same period in 2006.
     Our investing activities resulted in a net cash outflow of $13.5 million for the six months ended April 30, 2007, compared to a net cash outflow of $3.9 million for the comparable period in 2006. For the first half of fiscal year 2007, capital expenditures amounted to $13.6 million, which included $7.1 million for maintenance capital expenditures, $1.3 million for growth initiatives, $1.9 million related to Hurricane Katrina and $3.3 million related to the implementation of two new business systems. For the six months ended April 30, 2006, capital expenditures were $10.0 million, which included $8.1 million for maintenance capital expenditures, $0.2 million for growth initiatives and $1.7 million related to Hurricane Katrina. We also purchased a funeral home in the first quarter of fiscal year 2007 resulting in a net cash outflow of $2.8 million. In the first half of 2007, there was a net cash inflow of $1.4 million for insurance proceeds related to hurricane damaged properties compared to $5.3 million in the same period in 2006.
     Our financing activities resulted in a net cash outflow of $16.4 million for the six months ended April 30, 2007, compared to a net cash outflow of $45.1 million for the comparable period in 2006. This change is primarily due to debt repayments of $13.6 million in the first half of 2007 compared to $31.7 million in the first half of 2006. Also, stock repurchases under our then stock repurchase program amounted to $8.1 million in the first half of 2006. There were also issuances of common stock of $2.4 million in the first half of 2007 primarily as a result of stock option exercises. There were no stock option exercises in the first six months of 2006.

Contractual Obligations and Commercial Commitments
     As of April 30, 2007, our outstanding debt balance was $363.3 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2007.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$363.3	$2.5	$4.5	$156.2	$200.1
Interest on long-term debt (2)	127.1	24.3	48.0	42.2	12.6
Operating lease obligations (3)	29.7	2.2	6.9	3.5	17.1
Non-competition and other agreements (4)	3.7	1.0	2.2	.4	.1

	$523.8	$30.0	$61.6	$202.3	$229.9

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2007.

(2)	Includes contractual interest payments for our revolving credit facility, Term Loan B, senior notes and third-party debt. The interest on the revolving credit facility and Term Loan B was calculated based on interest rates in effect as of April 30, 2007.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 12 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of April 30, 2007 are $2.2 million, $3.6 million, $3.3 million, $2.5 million, $1.0 million, and $17.1 million for the years ending October 31, 2007, 2008, 2009, 2010, 2011 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to former executive officers.
     As of April 30, 2007, our outstanding debt balance was $363.3 million, consisting of $162.8 million in Term Loan B, $200.0 million of 6.25 percent senior notes and $0.5 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2007.

				Other, Principally
	Revolving			Seller Financing
Fiscal Year Ending	Credit	Term	Senior	of Acquired
October 31,	Facility	Loan B	Notes	Operations	Total
2007	$—	$1.1	$—	$.2	$1.3
2008	—	2.2	—	.2	2.4
2009	—	2.2	—	—	2.2
2010	—	2.2	—	—	2.2
2011	—	103.5	—	—	103.5
Thereafter	—	51.6	200.0	.1	251.7

Total long-term debt	$—	$162.8	$200.0	$.5	$363.3

     We are required to maintain a bond of $30.8 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. We also have $13.0 million of outstanding letters of credit as of April 30, 2007.
     As of April 30, 2007, there were no amounts drawn on our $125.0 million revolving credit facility. As of April 30, 2007, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $81.2 million.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of April 30, 2007 consist of the following items:
(1)	the $30.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 19 to the consolidated financial statements in our 2006 Form 10-K; and
(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2006 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Six Months Ended	Years Ended October 31,
April 30, 2007	2006	2005	2004	2003	2002
3.47 (1)	2.83 (2)	1.36 (3)(7)	1.98 (4)	1.09 (5)	1.27(6)(7)

(1)	Pretax earnings for the six months ended April 30, 2007 include a charge of $2.1 million related to Hurricane Katrina, a charge of $0.5 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and gains on dispositions, net of impairment losses of $0.1 million.

(2)	Pretax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption insurance proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to the July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.3) million.

(3)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.2 million of gains on dispositions, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(4)	Pretax earnings for fiscal year 2004 include separation charges of $3.4 million for severance and other costs related to workforce reductions announced in December 2003 and separation pay to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses.

(5)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $9.6 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.

(6)	Pretax earnings for fiscal year 2002 include a noncash charge of $18.5 million in connection with the write-down of assets held for sale.

(7)	Excludes the cumulative effect of change in accounting principles.
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
     Our variable-rate debt consists of our Term Loan B and revolving credit facility. As of April 30, 2007 and October 31, 2006, the carrying value of our Term Loan B including accrued interest was $164.8 million and $178.1 million, respectively, compared to a fair value of $165.2 million and $177.9 million, respectively. As of April 30, 2007 and October 31, 2006, there were no amounts drawn on the revolving credit facility. As of April 30, 2007, each approximate 10 percent, or 80 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $0.9 million in our pretax earnings. As of October 31, 2006, each approximate 10 percent, or 75 basis-point, change in the average interest rate applicable to this debt would result in a change of approximately $1.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
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
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     Our 2006 Form 10-K described the risks associated with our search for a new chief executive officer. On February 21, 2007, we announced that Thomas J. Crawford has been appointed as our new President and Chief Executive Officer, and as a director of our company. Otherwise, there have been no material changes from the risk factors previously disclosed in the 2006 Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 annual meeting of shareholders was held on April 5, 2007. All director nominees were elected. The voting tabulation was as follows: Thomas J. Crawford: 117,787,268 votes for, 3,315,990 votes withheld; Thomas M. Kitchen: 116,659,482 votes for, 4,443,776 votes withheld; Alden J. McDonald, Jr.: 116,176,021 votes for, 4,927,237 votes withheld; James W. McFarland: 116,303,805 votes for, 4,799,453 votes withheld; Ronald H. Patron: 117,147,521 votes for, 3,955,737 votes withheld; Michael O. Read: 116,167,146 votes for, 4,936,112 votes withheld; Ashton J. Ryan, Jr.: 116,321,362 votes for, 4,781,896 votes withheld; Frank B. Stewart, Jr.: 112,690,891 votes for, 8,412,367 votes withheld. The proposal to adopt the Stewart Enterprises, Inc. 2007 Stock Incentive Plan was approved. The voting tabulation was as follows: 102,828,717 votes for, 4,830,546 votes against and 132,907 abstentions. The proposal to adopt the Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan was approved. The voting tabulation was as follows: 103,208,966 votes for, 4,409,065 votes against and 174,139 abstentions.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

3.2	By-laws of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.5	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.6	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.1	Employment Agreement dated February 20, 2007 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007)

10.2	Employment Agreement dated May 14, 2007 between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2007)

10.3	Amendment No. 1 to Employment Agreement dated February 20, 2007, effective May 14, 2007, between the Company and Thomas J. Crawford

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
June 11, 2007	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

June 11, 2007	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
10.3	Amendment No. 1 to Employment Agreement dated February 20, 2007, effective May 14, 2007, between the Company and Thomas J. Crawford

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer