Form 10-Q
period 2007-07-31
STEWART ENTERPRISES INC
filed 2007-09-07
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2007
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

(504) 729-1400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)
Yes ☐     No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2007, was 94,782,745 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2007	2006
Revenues:
Funeral	$67,410	$68,668
Cemetery	60,900	60,617

	128,310	129,285

Costs and expenses:
Funeral	53,001	55,420
Cemetery	48,708	48,399

	101,709	103,819

Gross profit	26,601	25,466
Corporate general and administrative expenses	(8,343)	(8,517)
Hurricane related recoveries (charges), net	(210)	1,072
Separation charges	(48)	(680)
Gains on dispositions and impairment (losses), net	(61)	(7)
Other operating income (expense), net	290	(118)

Operating earnings	18,229	17,216
Interest expense	(6,222)	(7,092)
Loss on early extinguishment of debt	(677)	—
Investment and other income, net	810	508

Earnings from continuing operations before income taxes	12,140	10,632
Income taxes	3,881	3,239

Earnings from continuing operations	8,259	7,393

Discontinued operations:
Loss from discontinued operations before income taxes	(215)	(90)
Income tax benefit	(79)	(31)

Loss from discontinued operations	(136)	(59)

Net earnings	$8,123	$7,334

Basic earnings per common share:
Earnings from continuing operations	$.08	$.07
Earnings from discontinued operations	—	—

Net earnings	$.08	$.07

Diluted earnings per common share:
Earnings from continuing operations	$.08	$.07
Earnings from discontinued operations	—	—

Net earnings	$.08	$.07

Weighted average common shares outstanding (in thousands):
Basic	102,479	106,177

Diluted	102,714	106,255

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2007	2006
Revenues:
Funeral	$213,911	$212,070
Cemetery	184,707	173,989

	398,618	386,059

Costs and expenses:
Funeral	161,877	162,537
Cemetery	146,400	136,985

	308,277	299,522

Gross profit	90,341	86,537
Corporate general and administrative expenses	(23,129)	(22,992)
Hurricane related charges, net	(2,343)	(1,008)
Separation charges	(580)	(956)
Gains on dispositions and impairment (losses), net	29	152
Other operating income, net	1,441	894

Operating earnings	65,759	62,627
Interest expense	(19,274)	(22,301)
Loss on early extinguishment of debt	(677)	—
Investment and other income, net	2,427	1,628

Earnings from continuing operations before income taxes	48,235	41,954
Income taxes	14,207	15,047

Earnings from continuing operations	34,028	26,907

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(564)	184
Income tax benefit	(214)	(79)

Earnings (loss) from discontinued operations	(350)	263

Net earnings	$33,678	$27,170

Basic earnings per common share:
Earnings from continuing operations	$.32	$.25
Earnings from discontinued operations	—	—

Net earnings	$.32	$.25

Diluted earnings per common share:
Earnings from continuing operations	$.32	$.25
Earnings from discontinued operations	—	—

Net earnings	$.32	$.25

Weighted average common shares outstanding (in thousands):
Basic	104,215	107,540

Diluted	104,384	107,570

Dividends declared per common share	$.075	$.075

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$54,889	$43,870
Marketable securities	392	239
Receivables, net of allowances	60,407	72,499
Inventories	36,982	36,358
Prepaid expenses	9,621	6,428
Deferred income taxes, net	7,693	10,502
Assets held for sale	—	2,793

Total current assets	169,984	172,689
Receivables due beyond one year, net of allowances	77,523	75,350
Preneed funeral receivables and trust investments	519,001	517,633
Preneed cemetery receivables and trust investments	259,230	258,120
Goodwill	274,834	272,976
Cemetery property, at cost	371,641	371,071
Property and equipment, at cost:
Land	43,867	41,336
Buildings	308,145	293,530
Equipment and other	159,300	149,952

	511,312	484,818
Less accumulated depreciation	207,988	189,909

Net property and equipment	303,324	294,909
Deferred income taxes, net	192,732	173,986
Cemetery perpetual care trust investments	232,652	230,203
Other assets	19,015	13,640

Total assets	$2,419,936	$2,380,577

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$275	$2,839
Accounts payable	19,524	19,375
Accrued payroll and other benefits	16,793	17,353
Accrued insurance	21,731	21,803
Accrued interest	6,621	5,822
Other current liabilities	12,769	18,141
Income taxes payable	1,135	3,703
Liabilities associated with assets held for sale	—	942

Total current liabilities	78,848	89,978
Long-term debt, less current maturities	450,123	374,020
Deferred preneed funeral revenue	271,213	274,700
Deferred preneed cemetery revenue	288,073	295,989
Non-controlling interest in funeral and cemetery trusts	668,045	657,607
Other long-term liabilities	13,642	12,410

Total liabilities	1,769,944	1,704,704

Commitments and contingencies
Non-controlling interest in perpetual care trusts	231,310	228,696
Non-controlling interest in perpetual care trusts associated with assets held for sale	—	284

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 94,782,120 and 101,408,227 shares at July 31, 2007 and October 31, 2006, respectively	94,782	101,408
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2007 and October 31, 2006, 10 votes per share, convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	585,382	640,648
Accumulated deficit	(265,037)	(298,715)
Accumulated other comprehensive loss:
Unrealized depreciation of investments	—	(3)

Total accumulated other comprehensive losses	—	(3)

Total shareholders’ equity	418,682	446,893

Total liabilities and shareholders’ equity	$2,419,936	$2,380,577

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

			Retained	Unrealized
		Additional	Earnings	Appreciation	Total
	Common	Paid-In	(Accumulated	(Depreciation)	Shareholders’
	Stock(1)	Capital	Deficit)	of Investments	Equity
Balance October 31, 2006	$104,963	$640,648	$(298,715)	$(3)	$446,893

Comprehensive income:
Net earnings	—	—	33,678	—	33,678

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($2)	—	—	—	3	3

Total other comprehensive income	—	—	—	3	3

Total comprehensive income	—	—	33,678	3	33,681

Restricted stock activity	539	(97)	—	—	442
Issuance of common stock	200	1,177	—	—	1,377
Stock options exercised	333	1,839	—	—	2,172
Share-based compensation	—	1,146	—	—	1,146
Tax benefit associated with stock options exercised	—	46	—	—	46
Purchase and retirement of common stock	(7,698)	(56,503)	—	—	(64,201)
Purchase of call options, net of tax benefit of $21,000	—	(39,000)	—	—	(39,000)
Sale of common stock warrants	—	43,850	—	—	43,850
Dividends ($.075 per share)	—	(7,724)	—	—	(7,724)

Balance July 31, 2007	$98,337	$585,382	$(265,037)	$—	$418,682

(1)	Amount includes 94,782 and 101,408 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2007 and October 31, 2006, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$33,678	$27,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) losses on dispositions and impairment losses, net	514	(555)
Depreciation and amortization	20,033	19,250
Provision for doubtful accounts	6,934	5,012
Share-based compensation	1,146	895
Loss on early extinguishment of debt	677	—
Excess tax benefits from share-based payment arrangements	(108)	—
Provision for deferred income taxes	5,062	10,671
Other	1,160	1,490
Changes in assets and liabilities:
(Increase) decrease in receivables	1,652	(5,798)
(Increase) decrease in inventories and cemetery property	(2,261)	1,775
Increase (decrease) in accounts payable and accrued expenses	(6,545)	5,810
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	(665)	12,104
Decrease in deferred preneed funeral revenue	(5,260)	(5,477)
Increase (decrease) in funeral non-controlling interest	3,247	(6,163)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(2,710)	9,074
Decrease in deferred preneed cemetery revenue	(7,884)	(1,597)
Increase in cemetery non-controlling interest	9,238	6,546
Decrease in other	(3,109)	(2,107)

Net cash provided by operating activities	54,799	78,100

Cash flows from investing activities:
Proceeds from sale of assets, net	1,645	761
Purchase of subsidiaries, net of cash acquired	(6,134)	—
Insurance proceeds related to hurricane damaged properties	1,400	5,300
Additions to property and equipment	(23,120)	(19,180)
Other	(92)	23

Net cash used in investing activities	(26,301)	(13,096)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—
Repayments of long-term debt	(176,461)	(32,474)
Debt issue costs	(5,572)	—
Proceeds from sale of common stock warrants	43,850	—
Issuance of common stock	2,521	187
Purchase of call options	(60,000)	—
Purchase and retirement of common stock	(64,201)	(21,046)
Dividends	(7,724)	(8,049)
Excess tax benefits from share-based payment arrangements	108	—
Other	—	62

Net cash used in financing activities	(17,479)	(61,320)

Net increase in cash	11,019	3,684
Cash and cash equivalents, beginning of period	43,870	40,605

Cash and cash equivalents, end of period	$54,889	$44,289

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$9,000	$(900)
Interest	$18,096	$17,500

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$1,028	$612
Issuance of restricted stock, net of forfeitures	$4,186	$82
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
(a)	The Company
          Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2007, the Company owned and operated 225 funeral homes and 142 cemeteries in 25 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
(b)	Principles of Consolidation
          The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)	Interim Disclosures
          The information as of July 31, 2007, and for the three and nine months ended July 31, 2007 and 2006, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”).
          The October 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2006 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2006 Form 10-K.
          The results of operations for the three and nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2007.
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
          The Company has three share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements of the Company’s 2006 Form 10-K. Net earnings for the three and nine months ended July 31, 2007 include $455 ($304 after tax) and $1,146 ($781 after tax), respectively, of share-based compensation costs. Net earnings for the three and nine months ended July 31, 2006 include $61 ($51 after tax) and $895 ($593 after tax), respectively, of share-based compensation costs all of which are included in corporate general and administrative expenses in the condensed consolidated statement of earnings. As of July 31, 2007, there was $3,898 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.99 years of which $1,504 of total share-based compensation is

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
expected for fiscal year 2007. The expense related to restricted stock is reflected in earnings and amounted to $354 and $231 for the three months ended July 31, 2007 and 2006, respectively, and $501 and $417 for the nine months ended July 31, 2007 and 2006, respectively.
          On February 28, 2007, the Company issued a total of 84,000 shares of Class A common stock to the independent directors of the Company. The expense related to this stock amounted to $664 and was recorded during the second quarter of 2007. Each independent director must hold at least 75 percent of the shares received by him until he no longer serves as a member of the Board of Directors.
          The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2007:

		Weighted
	Number of	Average
	Shares	Exercise Price
Grant Type	Granted	per Share	Vesting Period	Vesting Condition
Stock Options	488,500	$6.34	Equal 25 percent portions over 4 years	Service Condition

Stock Options	540,000	$7.83	Equal 33 percent portions over 3 years	Market Condition

Restricted Stock	52,500	$6.33	Equal 25 percent portions over 4 years	Service Condition

Restricted Stock	510,000	$7.87	Equal 33 percent portions over 3 years	Service, Market and Performance Conditions
          The Company issued restricted stock with performance conditions based on meeting certain return on equity targets in each of the years 2008, 2009 and 2010. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense. Additionally, the Company issued restricted stock and stock options with market conditions based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records this expense over the requisite service period.
(f)	Business Interruption Insurance
          The Company has insurance policies that provide coverage for interruption to the business, including lost profits. In the third quarter of fiscal year 2006, the Company recorded $2,786 in business interruption insurance proceeds related to hurricane damaged properties based on information received from its insurance carrier. The Company has reflected $2,446 and $340 of the business interruption insurance in the funeral and cemetery revenue line items, respectively, in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2006. The Company received these proceeds in the first quarter of 2007. See Note 15 for additional information.
(g)	Out of Period Adjustments
          The Company discovered several adjustments that relate to prior accounting periods while preparing its quarterly report for the three months ended July 31, 2006. These errors primarily related to (1) the overstatement of deferred revenue at the adoption of Staff Accounting Bulletin (“SAB”) No. 101, (2) the understatement of accounts payable as of October 31, 2005 and as of April 30, 2006 because the Company failed to accrue for individually

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
immaterial expenses incurred at the individual funeral home and cemetery locations (the Company protocol was designed to record expenses for a twelve month period and failed to consider the impact of period end cutoff), (3) errors in the application of the Company’s accounting policies related to the capitalization and depreciation lives of certain fixed assets primarily related to periods prior to 2004, and (4) the understatement of deferred revenue at October 31, 2005 and April 30, 2006 because of improper cutoff of cemetery merchandise revenue. The net impact of the adjustments was a decrease in net earnings for the quarter and nine months ended July 31, 2006 of $853 and $980, respectively. The Company does not believe these adjustments are quantitatively or qualitatively material to its financial position, results of operations and cash flows for the quarter ended July 31, 2006, the year ended October 31, 2006 or to any of its annual or quarterly financial statements prior to July 31, 2006.
          The impact of these out of period adjustments on the three and nine months ended July 31, 2006 is shown below.

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
	Out of Period	Out of Period
	Adjustments	Adjustments
	Increase (Decrease)	Increase (Decrease)
Revenue:
Funeral:
Western division	$—	$—
Eastern division	—	—

Total funeral revenue	—	—

Cemetery:
Western division	693	769
Eastern division	2,372	2,351

Total cemetery revenue	3,065	3,120

Total revenues	$3,065	$3,120

Costs and expenses:
Funeral:
Western division	$1,273	$1,337
Eastern division	1,418	1,482

Total funeral costs and expenses	2,691	2,819

Cemetery:
Western division	555	619
Eastern division	956	1,020

Total cemetery costs and expenses	1,511	1,639

Total costs and expenses	$4,202	$4,458

Gross profit:
Funeral:
Western division	$(1,273)	$(1,337)
Eastern division	(1,418)	(1,482)

Total funeral gross profit	(2,691)	(2,819)

Cemetery:
Western division	138	150
Eastern division	1,416	1,331

Total cemetery gross profit	1,554	1,481

Total gross profit	$(1,137)	$(1,338)

Operating earnings	$(1,343)	$(1,544)
Earnings from continuing operations	$(853)	$(980)
Net earnings	$(853)	$(980)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
(h)	Purchase and Retirement of Common Stock
          Share repurchases are recorded at stated value with the excess amount allocated to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.
(i)	Reclassifications
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
          In the quarter ended January 31, 2007, the Company changed its presentation of activities related to its preneed funeral and cemetery trusts within the condensed consolidated statements of cash flows. Previously, all funeral and cemetery trust activities were included in the “net effect of preneed funeral production and maturities” and “net effect of preneed cemetery production and deliveries” line items. The Company now presents separate components of the funeral and cemetery trust activities within the following line items: changes in preneed receivables and trust investments, changes in deferred preneed revenue and changes in non-controlling interest. This new presentation has no effect on operating cash flows. The effect of the new presentation for the trust activities reflected in the consolidated statements of cash flows for the years ended October 31, 2006, 2005 and 2004 is presented below to update the disclosure from that included in the Company’s 2006 Form 10-K:

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2)	New Accounting Principles—(Continued)
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
Preneed Funeral Receivables and Trust Investments
          Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at July 31, 2007 and October 31, 2006 are as follows:

	July 31, 2007	October 31, 2006
Trust assets	$469,069	$467,326
Receivables from customers	49,932	50,307

Preneed funeral receivables and trust investments	$519,001	$517,633

          The cost and market values associated with preneed funeral merchandise and services trust assets at July 31, 2007 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $77,988 as of July 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $15,626 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)

	July 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$39,705	$—	$—	$39,705
U.S. Government, agencies and municipalities	19,489	44	(190)	19,343
Corporate bonds	49,153	467	(1,372)	48,248
Preferred stocks	69,201	220	(5,028)	64,393
Common stocks	214,384	33,003	(8,364)	239,023
Mutual funds	34,218	1,452	(672)	34,998
Insurance contracts and other long- term investments	21,962	91	—	22,053

Trust investments	$448,112	$35,277	$(15,626)	467,763

Market value as a percentage of cost					104.4%

Accrued investment income				1,306

Trust assets				$469,069

          The estimated maturities and market values of debt securities included above are as follows:

July 31, 2007
Due in one year or less	$1,549
Due in one to five years	28,533
Due in five to ten years	37,218
Thereafter	291

$67,591

          Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Purchases	$14,337	$12,748	$96,423	$64,706
Sales	15,128	6,073	92,546	60,514
Realized gains on sales	963	379	5,731	7,003
Realized losses on sales	—	—	(297)	(1,718)
Deposits	8,250	7,513	24,364	21,500
Withdrawals	11,137	14,296	33,943	40,792
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
cemetery receivables and trust investments in the condensed consolidated balance sheet as of July 31, 2007 and October 31, 2006 are as follows:

	July 31, 2007	October 31, 2006
Trust assets	$208,982	$201,891
Receivables from customers	50,248	56,229

Preneed cemetery receivables and trust investments	$259,230	$258,120

          The cost and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2007 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $41,029 as of July 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $8,638 related to trust investments are temporary in nature.

	July 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$14,949	$—	$—	$14,949
U.S. Government, agencies and municipalities	15,799	54	(76)	15,777
Corporate bonds	11,501	195	(196)	11,500
Preferred stocks	26,380	32	(1,876)	24,536
Common stocks	106,285	12,145	(5,817)	112,613
Mutual funds	29,131	389	(673)	28,847
Insurance contracts and other long- term investments	257	—	—	257

Trust investments	$204,302	$12,815	$(8,638)	208,479

Market value as a percentage of cost					102.0%

Accrued investment income				503

Trust assets				$208,982

          The estimated maturities and market values of debt securities included above are as follows:

July 31, 2007
Due in one year or less	$2,786
Due in one to five years	13,841
Due in five to ten years	10,365
Thereafter	285

$27,277

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
          Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Purchases	$38,419	$1,884	$182,756	$43,715
Sales	36,162	861	174,969	52,405
Realized gains on sales	2,610	16	8,930	5,092
Realized losses on sales	—	(286)	(300)	(1,593)
Deposits	4,622	5,359	13,551	14,429
Withdrawals	4,926	5,109	14,329	24,784
          Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statement of cash flows.
(5)	Cemetery Interment Rights and Perpetual Care Trusts
          Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,511 and $2,458 for the three months ended July 31, 2007 and 2006, respectively, and $7,356 and $7,397 for the nine months ended July 31, 2007 and 2006, respectively.
          The cost and market values of the trust investments held by the cemetery perpetual care trusts at July 31, 2007 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $32,160 as of July 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $9,573 related to trust investments are temporary in nature.

	July 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$9,714	$—	$—	$9,714
U.S. Government, agencies and municipalities	12,390	44	(143)	12,291
Corporate bonds	43,699	1,045	(551)	44,193
Preferred stocks	62,349	615	(4,585)	58,379
Common stocks	81,931	16,325	(4,180)	94,076
Mutual funds	11,059	1,251	(109)	12,201
Insurance contracts and other long-term investments	827	157	(5)	979

Trust investments	$221,969	$19,437	$(9,573)	231,833

Market value as a percentage of cost					104.4%

Accrued investment income				819

Trust assets				$232,652

     The estimated maturities and market values of debt securities included above are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

July 31, 2007
Due in one year or less	$2,295
Due in one to five years	26,583
Due in five to ten years	26,448
Thereafter	1,158

$56,484

          Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Purchases	$23,564	$8,427	$56,330	$45,414
Sales	14,331	7,761	47,104	33,212
Realized gains on sales	1,714	750	3,689	3,394
Realized losses on sales	—	(430)	(648)	(3,456)
Deposits	2,153	1,932	6,066	5,972
Withdrawals	2,357	2,648	7,778	7,604
          During the three months ended July 31, 2007 and 2006, cemetery revenues were $60,900 and $60,617, respectively, of which $3,006 and $2,424, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2007 and 2006, cemetery revenues were $184,707 and $173,989, respectively, of which $7,990 and $6,778, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
          Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
          The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at July 31, 2007 are as follows:

	Non-controlling Interest			Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$469,069	$208,982	$678,051	$232,652
Less:
Pending withdrawals	(9,235)	(4,488)	(13,723)	(2,052)
Pending deposits	2,192	1,525	3,717	710

Non-controlling interest	$462,026	$206,019	$668,045	$231,310

Investment and other income, net
          The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2007 and 2006 are detailed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Non-controlling interest:
Realized gains	$5,287	$1,145	$18,350	$15,489
Realized losses	—	(716)	(1,245)	(6,767)
Interest income, dividend and other ordinary income	7,644	6,205	20,878	20,901
Trust expenses and income taxes	(3,135)	(1,978)	(8,571)	(8,527)

Net trust investment income	9,796	4,656	29,412	21,096
Non-controlling interest in funeral and cemetery trust investments	(6,690)	(2,571)	(21,755)	(15,970)
Non-controlling interest in perpetual care trust investments	(3,106)	(2,085)	(7,657)	(5,126)

Total non-controlling interest	—	—	—	—
Investment and other income, net (1)	810	508	2,427	1,628

Total investment and other income, net	$810	$508	$2,427	$1,628

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the nine months ended July 31, 2007, the balance includes approximately $594 of interest income receivable from the Internal Revenue Service.
(7)	Commitments and Contingencies
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
          Because the matter is being appealed, the likelihood of liability and the extent of any damages cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
          In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be in the range of approximately $950 million to approximately $1.5 billion, before trebling. A successful plaintiff in an anti-trust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
          On November 14, 2006, after the court denied Defendants’ motions to dismiss, the Company answered the first amended complaint, denying liability and asserting various defenses. The court conducted a hearing on plaintiffs’ motion for class certification on December 8, 2006 and has taken the motion under advisement. Fact discovery has been completed, and expert discovery is ongoing. In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be approximately $99.0 million, before trebling. A successful plaintiff in an anti-trust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2007
Earnings from continuing operations	$8,259
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,259	102,479	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		235

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,259	102,714	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2006
Earnings from continuing operations	$7,393
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$7,393	106,177	$.07

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		78

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$7,393	106,255	$.07

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2007
Earnings from continuing operations	$34,028
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$34,028	104,215	$.32

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		169

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$34,028	104,384	$.32

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2006
Earnings from continuing operations	$26,907
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$26,907	107,540	$.25

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		30

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$26,907	107,570	$.25

     Options to purchase 2,753 shares of common stock at a price of $7.31 per share were outstanding during the nine months ended July 31, 2007, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options expire on January 8, 2014. There were no antidilutive options for the three months ended July 31, 2007. Options to purchase 1,134,747 and 1,135,180 shares of common stock at prices ranging from $5.86 to $7.03 per share were outstanding during the three and nine months ended July 31, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. For the three and nine months ended July 31, 2007, 540,000 market based stock options and 360,000 market and performance based shares of restricted stock were not dilutive. For the three and nine months ended July 31, 2007, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for the three and nine months ended July 31, 2007 was less than the conversion price of the senior convertible notes and strike price of the warrants. For additional information on this transaction, see Note 16.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2007, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)	Segment Data—(Continued)

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Western Division	$35,002	$36,644	$24,068	$22,830	$59,070	$59,474
Eastern Division	27,830	27,580	34,366	35,761	62,196	63,341
Corporate Trust Management (2)	4,578	4,444	2,466	2,026	7,044	6,470

Total	$67,410	$68,668	$60,900	$60,617	$128,310	$129,285

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Western Division	$110,463	$110,650	$68,994	$63,966	$179,457	$174,616
Eastern Division	89,539	87,723	108,571	102,748	198,110	190,471
Corporate Trust Management (2)	13,909	13,697	7,142	7,275	21,051	20,972

Total	$213,911	$212,070	$184,707	$173,989	$398,618	$386,059

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Western Division	$6,948	$6,851	$5,127	$4,725	$12,075	$11,576
Eastern Division	3,110	2,090	4,729	5,589	7,839	7,679
Corporate Trust Management (2)	4,351	4,307	2,336	1,904	6,687	6,211

Total	$14,409	$13,248	$12,192	$12,218	$26,601	$25,466

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Western Division	$23,332	$22,673	$14,017	$13,059	$37,349	$35,732
Eastern Division	15,344	13,573	17,569	17,038	32,913	30,611
Corporate Trust Management (2)	13,358	13,287	6,721	6,907	20,079	20,194

Total	$52,034	$49,533	$38,307	$37,004	$90,341	$86,537

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise and		Net Total Preneed Merchandise and
	And Service Sales (3)		Service Sales (3)		Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Western Division	$13,468	$14,703	$4,646	$4,848	$18,114	$19,551
Eastern Division	11,445	12,083	9,860	10,684	21,305	22,767

Total	$24,913	$26,786	$14,506	$15,532	$39,419	$42,318

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)	Segment Data—(Continued)

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise and		Net Total Preneed Merchandise and
	And Service Sales (3)		Service Sales (3)		Service Sales (3)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Western Division	$42,241	$41,280	$12,755	$13,319	$54,996	$54,599
Eastern Division	33,973	33,453	29,194	31,367	63,167	64,820

Total	$76,214	$74,733	$41,949	$44,686	$118,163	$119,419

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,511 and $2,458 for the three months ended July 31, 2007 and 2006, respectively, and $7,356 and $7,397 for the nine months ended July 31, 2007 and 2006, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2007 and 2006 were $1,471 and $1,342, respectively, and funeral trust earnings for the three months ended July 31, 2007 and 2006 were $3,107 and $3,102, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2007 and 2006 were $1,345 and $1,202, respectively, and cemetery trust earnings for the three months ended July 31, 2007 and 2006 were $1,121 and $824, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2007 and 2006 were $4,400 and $4,109, respectively, and funeral trust earnings for the nine months ended July 31, 2007 and 2006 were $9,509 and $9,588, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2007 and 2006 were $3,983 and $3,628, respectively, and cemetery trust earnings for the nine months ended July 31, 2007 and 2006 were $3,159 and $3,647, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations. These sales are deferred and are recorded as revenue in the period the services are performed or the merchandise is delivered.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and nine months ended July 31, 2007 and 2006 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Gross profit for reportable segments	$26,601	$25,466	$90,341	$86,537
Corporate general and administrative expenses	(8,343)	(8,517)	(23,129)	(22,992)
Hurricane related recoveries (charges), net	(210)	1,072	(2,343)	(1,008)
Separation charges	(48)	(680)	(580)	(956)
Gains on dispositions and impairment (losses), net	(61)	(7)	29	152
Other operating income (expense), net	290	(118)	1,441	894
Interest expense	(6,222)	(7,092)	(19,274)	(22,301)
Loss on early extinguishment of debt	(677)	—	(677)	—
Investment and other income, net	810	508	2,427	1,628

Earnings from continuing operations before income taxes	$12,140	$10,632	$48,235	$41,954

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)	Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2007 and 2006.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Service revenue
Funeral	$40,632	$40,976	$129,622	$123,305
Cemetery	15,143	15,164	47,571	46,662

	55,775	56,140	177,193	169,967

Merchandise revenue
Funeral	24,656	25,703	77,975	82,694
Cemetery	41,235	41,440	124,434	115,244

	65,891	67,143	202,409	197,938

Other revenue
Funeral	2,122	1,989	6,314	6,071
Cemetery	4,522	4,013	12,702	12,083

	6,644	6,002	19,016	18,154

Total revenue	$128,310	$129,285	$398,618	$386,059

Service costs
Funeral	$15,255	$14,874	$44,499	$41,922
Cemetery	11,291	11,419	32,412	31,502

	26,546	26,293	76,911	73,424

Merchandise costs
Funeral	15,488	15,691	47,986	49,667
Cemetery	24,200	23,107	73,423	66,718

	39,688	38,798	121,409	116,385

General and administrative expenses
Funeral	22,258	24,855	69,392	70,948
Cemetery	13,217	13,873	40,565	38,765

	35,475	38,728	109,957	109,713

Total costs	$101,709	$103,819	$308,277	$299,522

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2007 and October 31, 2006 and for the three and nine months ended July 31, 2007 and 2006, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes.
     The condensed consolidating statements of earnings and other comprehensive income for the three and nine months ended July 31, 2006 have been revised to correct $2,192 of income tax expense that was previously included in the parent column but should have been included in the non-guarantor subsidiaries column. Additionally, the condensed consolidating statement of earnings and comprehensive income for the nine months ended July 31, 2006 have been revised to correct $101 of a federal income tax benefit that was previously included in the parent column but should have been included in the non-guarantor subsidiaries column. Adjustments were also made to reduce the corresponding amounts in the eliminations columns to reflect the change in guarantor subsidiaries’ equity and the parent’s equity in subsidiaries. These revisions had no impact on the consolidated totals or the totals for guarantor subsidiaries in the Company’s condensed consolidating statements of earnings and other comprehensive income for the three and nine months ended July 31, 2006 and no impact on the condensed consolidating balance sheet as of October 31, 2006 or the condensed consolidating statements of cash flows for the nine months ended July 31, 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$62,185	$379	$4,846	$—	$67,410
Cemetery	—	54,992	794	5,114	—	60,900

	—	117,177	1,173	9,960	—	128,310

Costs and expenses:
Funeral	—	49,671	276	3,054	—	53,001
Cemetery	—	44,046	636	4,026	—	48,708

	—	93,717	912	7,080	—	101,709

Gross profit	—	23,460	261	2,880	—	26,601
Corporate general and administrative expenses	(8,343)	—	—	—	—	(8,343)
Hurricane related charges, net	—	(210)	—	—	—	(210)
Separation charges	—	(48)	—	—	—	(48)
Gains on dispositions and impairment (losses), net	—	(61)	—	—	—	(61)
Other operating income, net	19	215	—	56	—	290

Operating earnings (loss)	(8,324)	23,356	261	2,936	—	18,229
Interest expense	(2,158)	(3,242)	(37)	(785)	—	(6,222)
Loss on early extinguishment of debt	(677)	—	—	—	—	(677)
Investment and other income, net	792	13	—	5	—	810
Equity in subsidiaries	19,346	448	—	—	(19,794)	—

Earnings from continuing operations before income taxes	8,979	20,575	224	2,156	(19,794)	12,140
Income tax expense (benefit)	856	3,463	56	(494)	—	3,881

Earnings from continuing operations	8,123	17,112	168	2,650	(19,794)	8,259
Discontinued operations:
Loss from discontinued operations before income taxes	—	(215)	—	—	—	(215)
Income tax benefit	—	(79)	—	—	—	(79)

Loss from discontinued operations	—	(136)	—	—	—	(136)

Net earnings	8,123	16,976	168	2,650	(19,794)	8,123
Other comprehensive income (loss), net	—	—	—	—	—	—

Comprehensive income	$8,123	$16,976	$168	$2,650	$(19,794)	$8,123

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,654	$412	$4,602	$—	$68,668
Cemetery	—	54,434	801	5,382	—	60,617

	—	118,088	1,213	9,984	—	129,285

Costs and expenses:
Funeral	—	51,963	241	3,216	—	55,420
Cemetery	—	43,278	853	4,268	—	48,399

	—	95,241	1,094	7,484	—	103,819

Gross profit	—	22,847	119	2,500	—	25,466
Corporate general and administrative expenses	(8,517)	—	—	—	—	(8,517)
Hurricane related recoveries (charges), net	(43)	1,115	—	—	—	1,072
Separation charges	(607)	(73)	—	—	—	(680)
Gains on dispositions and impairment (losses), net	—	(7)	—	—	—	(7)
Other operating income (expense), net	3	(220)	5	94	—	(118)

Operating earnings (loss)	(9,164)	23,662	124	2,594	—	17,216
Interest expense	(859)	(5,660)	(61)	(512)	—	(7,092)
Investment and other income, net	508	—	—	—	—	508
Equity in subsidiaries	12,001	162	—	—	(12,163)	—

Earnings from continuing operations before income taxes	2,486	18,164	63	2,082	(12,163)	10,632
Income tax expense (benefit)	(4,848)	5,910	23	2,154	—	3,239

Earnings (loss) from continuing operations	7,334	12,254	40	(72)	(12,163)	7,393
Discontinued operations:
Loss from discontinued operations before income taxes	—	(88)	—	(2)	—	(90)
Income tax benefit	—	(31)	—	—	—	(31)

Loss from discontinued operations	—	(57)	—	(2)	—	(59)

Net earnings (loss)	7,334	12,197	40	(74)	(12,163)	7,334
Other comprehensive loss, net	(3)	—	—	(3)	3	(3)

Comprehensive income (loss)	$7,331	$12,197	$40	$(77)	$(12,160)	$7,331

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$197,748	$1,154	$15,009	$—	$213,911
Cemetery	—	166,298	2,313	16,096	—	184,707

	—	364,046	3,467	31,105	—	398,618

Costs and expenses:
Funeral	—	151,783	782	9,312	—	161,877
Cemetery	—	132,522	1,869	12,009	—	146,400

	—	284,305	2,651	21,321	—	308,277

Gross profit	—	79,741	816	9,784	—	90,341
Corporate general and administrative expenses	(23,129)	—	—	—	—	(23,129)
Hurricane related charges, net	(3)	(2,340)	—	—	—	(2,343)
Separation charges	(384)	(196)	—	—	—	(580)
Gains on dispositions and impairment (losses), net	—	29	—	—	—	29
Other operating income, net	296	950	1	194	—	1,441

Operating earnings (loss)	(23,220)	78,184	817	9,978	—	65,759
Interest expense	(5,739)	(11,511)	(153)	(1,871)	—	(19,274)
Loss on early extinguishment of debt	(677)	—	—	—	—	(677)
Investment and other income, net	2,378	39	—	10	—	2,427
Equity in subsidiaries	59,762	758	—	—	(60,520)	—

Earnings from continuing operations before income taxes	32,504	67,470	664	8,117	(60,520)	48,235
Income tax expense (benefit)	(1,174)	13,747	161	1,473	—	14,207

Earnings from continuing operations	33,678	53,723	503	6,644	(60,520)	34,028
Discontinued operations:
Loss from discontinued operations before income taxes	—	(564)	—	—	—	(564)
Income tax benefit	—	(214)	—	—	—	(214)

Loss from discontinued operations	—	(350)	—	—	—	(350)

Net earnings	33,678	53,373	503	6,644	(60,520)	33,678
Other comprehensive income, net	3	—	—	3	(3)	3

Comprehensive income	$33,681	$53,373	$503	$6,647	$(60,523)	33,681

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$196,696	$956	$14,418	$—	$212,070
Cemetery	—	156,962	2,093	14,934	—	173,989

	—	353,658	3,049	29,352	—	386,059

Costs and expenses:
Funeral	—	152,669	588	9,280	—	162,537
Cemetery	—	123,928	1,843	11,214	—	136,985

	—	276,597	2,431	20,494	—	299,522

Gross profit	—	77,061	618	8,858	—	86,537
Corporate general and administrative expenses	(22,992)	—	—	—	—	(22,992)
Hurricane related charges, net	(178)	(830)	—	—	—	(1,008)
Separation charges	(809)	(147)	—	—	—	(956)
Gains on dispositions and impairment (losses), net	—	56	—	96	—	152
Other operating income, net	40	642	6	206	—	894

Operating earnings (loss)	(23,939)	76,782	624	9,160	—	62,627
Interest expense	12,296	(32,879)	(328)	(1,390)	—	(22,301)
Investment and other income, net	1,628	—	—	—	—	1,628
Equity in subsidiaries	30,851	391	—	—	(31,242)	—

Earnings from continuing operations before income taxes	20,836	44,294	296	7,770	(31,242)	41,954
Income tax expense (benefit)	(6,334)	16,730	108	4,543	—	15,047

Earnings from continuing operations	27,170	27,564	188	3,227	(31,242)	26,907
Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(150)	—	334	—	184
Income tax benefit	—	(79)	—	—	—	(79)

Earnings (loss) from discontinued operations	—	(71)	—	334	—	263

Net earnings	27,170	27,493	188	3,561	(31,242)	27,170
Other comprehensive loss, net	(5)	—	—	(5)	5	(5)

Comprehensive income	$27,165	$27,493	$188	$3,556	$(31,237)	$27,165

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,316	$8,411	$18	$2,144	$—	$54,889
Marketable securities	—	—	—	392	—	392
Receivables, net of allowances	7,292	48,269	73	4,773	—	60,407
Inventories	360	33,499	353	2,770	—	36,982
Prepaid expenses	767	7,446	—	1,408	—	9,621
Deferred income taxes, net	2,807	7,925	—	—	(3,039)	7,693

Total current assets	55,542	105,550	444	11,487	(3,039)	169,984
Receivables due beyond one year, net of allowances	10,358	47,087	945	19,133	—	77,523
Preneed funeral receivables and trust investments	—	507,231	—	11,770	—	519,001
Preneed cemetery receivables and trust investments	—	245,966	831	12,433	—	259,230
Goodwill	—	255,013	48	19,773	—	274,834
Cemetery property, at cost	—	335,807	11,077	24,757	—	371,641
Property and equipment, at cost	41,505	431,652	1,486	36,669	—	511,312
Less accumulated depreciation	25,463	169,441	635	12,449	—	207,988

Net property and equipment	16,042	262,211	851	24,220	—	303,324
Deferred income taxes, net	25,590	155,047	—	12,095	—	192,732
Cemetery perpetual care trust investments	—	220,521	8,147	3,984	—	232,652
Other assets	9,790	8,114	16	1,095	—	19,015
Equity in subsidiaries	20,783	7,054	—	—	(27,837)	—

Total assets	$138,105	$2,149,601	$22,359	$140,747	$(30,876)	$2,419,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$275	$—	$—	$—	$—	$275
Accounts payable	362	17,493	101	1,568	—	19,524
Accrued expenses and other current liabilities	15,276	40,863	256	2,654	—	59,049
Deferred income taxes	—	—	3,039	—	(3,039)	—

Total current liabilities	15,913	58,356	3,396	4,222	(3,039)	78,848
Long-term debt, less current maturities	450,123	—	—	—	—	450,123
Intercompany payables, net	(907,686)	873,163	1,932	32,591	—	—
Deferred preneed funeral revenue	—	222,586	—	48,627	—	271,213
Deferred preneed cemetery revenue	—	256,410	1,482	30,181	—	288,073
Non-controlling interest in funeral and cemetery trusts	—	667,338	707	—	—	668,045
Other long-term liabilities	11,507	2,135	—	—	—	13,642
Negative equity in subsidiaries	149,566	—	—	—	(149,566)	—

Total liabilities	(280,577)	2,079,988	7,517	115,621	(152,605)	1,769,944

Non-controlling interest in perpetual care trusts	—	219,179	8,147	3,984	—	231,310

Common stock	98,337	102	324	52	(478)	98,337
Other	320,345	(149,668)	6,371	21,090	122,207	320,345

Total shareholders’ equity	418,682	(149,566)	6,695	21,142	121,729	418,682

Total liabilities and shareholders’ equity	$138,105	$2,149,601	$22,359	$140,747	$(30,876)	$2,419,936

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,120	$3,254	$37	$1,459	$—	$43,870
Marketable securities	—	—	—	239	—	239
Receivables, net of allowances	9,875	58,810	132	3,682	—	72,499
Inventories	316	32,910	280	2,852	—	36,358
Prepaid expenses	539	3,586	12	2,291	—	6,428
Deferred income taxes, net	3,835	9,657	—	—	(2,990)	10,502
Assets held for sale	—	2,793	—	—	—	2,793

Total current assets	53,685	111,010	461	10,523	(2,990)	172,689
Receivables due beyond one year, net of allowances	9,139	46,086	949	19,176	—	75,350
Preneed funeral receivables and trust investments	—	506,440	—	11,193	—	517,633
Preneed cemetery receivables and trust investments	—	243,809	847	13,464	—	258,120
Goodwill	—	253,141	48	19,787	—	272,976
Cemetery property, at cost	—	336,119	10,440	24,512	—	371,071
Property and equipment, at cost	37,126	409,691	1,311	36,690	—	484,818
Less accumulated depreciation	21,278	155,830	524	12,277	—	189,909

Net property and equipment	15,848	253,861	787	24,413	—	294,909
Deferred income taxes, net	6,124	154,204	—	13,658	—	173,986
Cemetery perpetual care trust investments	—	222,067	8,136	—	—	230,203
Other assets	5,312	7,228	—	1,100	—	13,640
Equity in subsidiaries	14,391	6,296	—	—	(20,687)	—

Total assets	$104,499	$2,140,261	$21,668	$137,826	$(23,677)	$2,380,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,839	$—	$—	$—	$—	$2,839
Accounts payable	1,540	16,518	61	1,256	—	19,375
Accrued expenses and other current liabilities	15,197	48,244	358	3,023	—	66,822
Deferred income taxes	—	—	2,990	—	(2,990)	—
Liabilities associated with assets held for sale	—	942	—	—	—	942

Total current liabilities	19,576	65,704	3,409	4,279	(2,990)	89,978
Long-term debt, less current maturities	344,020	—	—	30,000	—	374,020
Intercompany payables, net	(925,515)	913,149	1,632	10,734	—	—
Deferred preneed funeral revenue	—	227,306	—	47,394	—	274,700
Deferred preneed cemetery revenue	—	263,473	1,592	30,924	—	295,989
Non-controlling interest in funeral and cemetery trusts	—	656,900	707	—	—	657,607
Other long-term liabilities	10,386	2,024	—	—	—	12,410
Negative equity in subsidiaries	209,139	—	—	—	(209,139)	—

Total liabilities	(342,394)	2,128,556	7,340	123,331	(212,129)	1,704,704

Non-controlling interest in perpetual care trusts	—	220,560	8,136	—	—	228,696
Non-controlling interest in perpetual care trust associated with assets held for sale	—	284	—	—	—	284

Common stock	104,963	102	324	52	(478)	104,963
Other	341,933	(209,241)	5,868	14,446	188,927	341,933
Accumulated other comprehensive loss	(3)	—	—	(3)	3	(3)

Total shareholders’ equity	446,893	(209,139)	6,192	14,495	188,452	446,893

Total liabilities and shareholders’ equity	$104,499	$2,140,261	$21,668	$137,826	$(23,677)	$2,380,577

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(13,518)	$58,627	$(250)	$9,940	$—	$54,799

Cash flows from investing activities:
Proceeds from sale of assets, net	—	1,645	—	—	—	1,645
Purchases of subsidiaries, net of cash acquired	—	(6,134)	—	—	—	(6,134)
Insurance proceeds related to hurricane damaged properties	—	1,400	—	—	—	1,400
Additions to property and equipment	(5,436)	(16,651)	(69)	(964)	—	(23,120)
Other	—	56	—	(148)	—	(92)

Net cash used in investing activities	(5,436)	(19,684)	(69)	(1,112)	—	(26,301)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	—	—	—	250,000
Repayments of long-term debt	(146,461)	—	—	(30,000)	—	(176,461)
Intercompany receivables (payables)	11,629	(33,786)	300	21,857	—	—
Issuance of common stock	2,521	—	—	—	—	2,521
Purchase of call options	(60,000)	—	—	—	—	(60,000)
Debt issue costs	(5,572)	—	—	—	—	(5,572)
Proceeds from sale of common stock warrants	43,850	—	—	—	—	43,850
Purchase and retirement of common stock	(64,201)	—	—	—	—	(64,201)
Dividends	(7,724)	—	—	—	—	(7,724)
Excess tax benefits from share-based payment arrangements	108	—	—	—	—	108

Net cash provided by (used in) financing activities	24,150	(33,786)	300	(8,143)	—	(17,479)

Net increase (decrease) in cash	5,196	5,157	(19)	685	—	11,019
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$44,316	$8,411	$18	$2,144	$—	$54,889

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,581	$47,390	$216	$12,913	$—	$78,100

Cash flows from investing activities:
Proceeds from sale of assets, net	—	28	—	733	—	761
Insurance proceeds related to hurricane damaged properties	—	5,300	—	—	—	5,300
Additions to property and equipment	(2,797)	(15,802)	(10)	(571)	—	(19,180)
Other	—	58	—	(35)	—	23

Net cash provided by (used in) investing activities	(2,797)	(10,416)	(10)	127	—	(13,096)

Cash flows from financing activities:
Repayments of long-term debt	(32,474)	—	—	—	—	(32,474)
Intercompany receivables (payables)	46,865	(34,314)	(199)	(12,352)	—	—
Issuance of common stock	187	—	—	—	—	187
Purchase and retirement of common stock	(21,046)	—	—	—	—	(21,046)
Dividends	(8,049)	—	—	—	—	(8,049)
Other	62	—	—	—	—	62

Net cash used in financing activities	(14,455)	(34,314)	(199)	(12,352)	—	(61,320)

Net increase in cash	329	2,660	7	688	—	3,684
Cash and cash equivalents, beginning of period	38,675	874	—	1,056	—	40,605

Cash and cash equivalents, end of period	$39,004	$3,534	$7	$1,744	$—	$44,289

(12) Discontinued Operations and Acquisitions
     The Company recorded net gains on dispositions and impairment (losses) of ($61) and ($7) for the three months ended July 31, 2007 and 2006, respectively, and $29 and $152 for the nine months ended July 31, 2007 and 2006, respectively in continuing operations related to real estate. The Company also recorded net gains on dispositions and impairment (losses) related to discontinued operations of ($187) and $0 for the three months ended July 31, 2007 and 2006, respectively, and ($543) and $403 for the nine months ended July 31, 2007 and 2006, respectively, which is reflected in the discontinued operations section of the condensed consolidated statement of earnings, all of which relates to businesses sold. The Company sold three facilities in the first nine months of fiscal year 2007, and their assets and liabilities were reclassified from their respective lines in the October 31, 2006 balance sheet and included in the “assets held for sale” and “liabilities associated with assets held for sale” line items. None of these sales occurred during the quarter ended July 31, 2007. Items recorded during the quarter ended July 31, 2007 relate to the final settlement of businesses sold in prior periods.
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2006 and the operating results of the discontinued operations for the three and nine months ended July 31, 2007 and 2006, respectively, are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations and Acquisitions—(Continued)

October 31, 2006
Assets

Receivables, net of allowances	$30
Inventories and other current assets	31
Net property and equipment	999
Preneed funeral receivables and trust investments	782
Preneed cemetery receivables and trust investments	92
Other assets	416
Cemetery property	159
Cemetery perpetual care trust investments	284

Assets held for sale	$2,793

Liabilities
Deferred preneed funeral revenue	$14
Deferred preneed cemetery revenue	86
Non-controlling interest in funeral and cemetery trusts	842

Liabilities associated with assets held for sale	$942

Non-controlling interest in perpetual care trusts associated with assets held for sale	$284

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenue:
Funeral	$1	$154	$120	$549
Cemetery	5	82	99	186

	6	236	219	735

Gross profit:
Funeral	(14)	(96)	(46)	(202)
Cemetery	(14)	6	25	(17)

	(28)	(90)	(21)	(219)

Gains on dispositions and impairment (losses), net	(187)	—	(543)	403

Earnings (loss) from discontinued operations before income taxes	$(215)	$(90)	$(564)	$184

Acquisitions
     On December 12, 2006, the Company acquired a new funeral home in the Eastern Division’s Southern Region for approximately $2,800. This funeral home serves approximately 250 families per year and is located in Florida. This acquisition has been accounted for under the purchase method, and the acquired assets and liabilities have been valued at their estimated fair values. Its results of operations have been included since the acquisition date. The excess purchase price over the fair value of net assets acquired was allocated to goodwill, which amounted to approximately $1,885. The purchase price allocation related to this acquisition will be finalized in the fourth quarter of 2007.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Separation Charges
     The Company recorded $350 and $550 for separation pay in the nine months ended July 31, 2007 and 2006, respectively, related to the retirement of former executive officers, but will make the payments over a two-year period in accordance with the terms of the retirement agreements. As of July 31, 2007, the Company has $860 in remaining payments under all executive officer separation agreements. The Company also recorded approximately $195 in the nine months ended July 31, 2007 compared to $406 in the nine months ended July 31, 2006 related to the reorganization of its divisions during fiscal year 2005. Reorganization costs in 2006 primarily related to additional moving and other costs associated with the reorganization. Reorganization costs in 2007 primarily relate to a lease agreement for which the Company is committed through 2009. In the third quarter of 2007, the Company entered into a sublease of this property, however, this sublease does not cover the full cost of the original lease.
(14) Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and nine months ended July 31, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net earnings	$8,123	$7,334	$33,678	$27,170
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $2, ($2) and $3, respectively	—	(3)	3	(5)
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	(23,628)	(14,868)	33,692	7,463
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	23,628	14,868	(33,692)	(7,463)

Total other comprehensive income (loss)	—	(3)	3	(5)

Total comprehensive income	$8,123	$7,331	$33,681	$27,165

(15) Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. As of July 31, 2007, the Company had incurred approximately $33,568 (of which $31,225 was incurred as of October 31, 2006) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of July 31, 2007, the Company has recorded insurance proceeds of $23,562 and business interruption insurance proceeds of $3,169, all of which were recorded as of October 31, 2006, and no additional insurance proceeds were recorded in the first nine months of 2007. The Company received $10,000 in hurricane related insurance proceeds during the first quarter of fiscal year 2007, all of which was recorded in current receivables as of October 31, 2006. Net expenses of $210 are reflected in the “Hurricane related recoveries (charges), net” line item in the condensed consolidated statement of earnings for

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Hurricane Related Charges—(Continued)
the three months ended July 31, 2007 compared to net recoveries of $1,072 for the same period in 2006. For the nine months ended July 31, 2007 and 2006, the Company recorded net expenses of $2,343 and $1,008, respectively. In the third quarter of 2006, the Company recorded $2,786 in business interruption insurance proceeds, of which $2,446 and $340 are reflected in funeral and cemetery revenue, respectively, for the three and nine months ended July 31, 2006. For additional information on the effects of Hurricane Katrina on the Company, see Note 22 to the consolidated financial statements in the Company’s 2006 Form 10-K. The Company has been unable to finalize its negotiations with its carriers related to damages caused by Hurricane Katrina. Accordingly, in August 2007, the Company initiated litigation to pursue resolution. The Company’s carriers have agreed to advance the Company approximately $1,100. As this amount may have to be refunded, the Company has not recorded this gain contingency.
(16) Long-term Debt

	July 31, 2007	October 31, 2006
Long-term debt:
3.125% senior convertible notes due 2014	$125,000	$—
3.375% senior convertible notes due 2016	125,000	—
Senior secured credit facility:
Revolving credit facility	—	—
Term Loan B	—	175,904
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 3.9% and 3.5% as of July 31, 2007 and October 31, 2006, respectively, partially secured by assets of subsidiaries, with maturities through 2022	398	955

Total long-term debt	450,398	376,859
Less current maturities	275	2,839

	$450,123	$374,020

     On June 27, 2007, the Company issued in a private placement $125,000 aggregate principal amount of 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and $125,000 aggregate principal amount of 3.375 percent senior convertible notes due 2016 (the “2016 Notes”, and together with the 2014 Notes, the “senior convertible notes”). In connection with the sale of the senior convertible notes, the Company also sold common stock warrants for approximately $43,850, as described below. Total proceeds from the issuance of the senior convertible notes and sale of the common stock warrants was approximately $293,850. The Company used approximately $163,978 of the proceeds to prepay the remaining balance of the Company’s Term Loan B at par value, including accrued interest, and used $60,000 for the purchase of call options as described below. The Company also used approximately $64,201 of the proceeds to repurchase 7,698,000 shares of the Company’s Class A common stock in negotiated transactions. The Company incurred debt issuance costs of approximately $5,572 for investment bank fees, legal fees and other costs related to the transaction. Debt issuance costs were capitalized and will be amortized over the terms of the senior convertible notes or until they become convertible. The Company recorded a charge for the loss on early extinguishment of debt of $677 in the third quarter of 2007 which represents the write-off of remaining Term Loan B deferred charges.
     The 2014 Notes and 2016 Notes are governed by separate indentures dated as of June 27, 2007, among the Company, the Guarantors named therein and the trustee. The 2014 Notes mature July 15, 2014, and the 2016 Notes mature July 15, 2016. The 2014 Notes bear interest at a rate of 3.125 percent per annum, and the 2016 Notes bear interest at a rate of 3.375 percent per annum. Interest is payable semiannually in arrears on January 15 and July 15 of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Long-term Debt—(Continued)
each year, commencing January 15, 2008. As of July 31, 2007, the carrying values of the Company’s 2014 Notes and 2016 Notes, including accrued interest, were $125,369 and $125,398, respectively, compared to fair values of $113,559 and $112,721, respectively.
     Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes.
     Upon conversion, in lieu of shares of the Company’s Class A common stock, for each $1,000 principal amount of senior convertible notes converted, a holder will receive an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indentures, of the number of shares of the Company’s Class A common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at the Company’s election, cash or Class A common stock or a combination of cash and Class A common stock with respect to such excess amount, subject to the limitations in the indentures. If a holder elects to convert its senior convertible notes in connection with certain fundamental change transactions, the Company will pay, to the extent described in the indentures, a make whole premium by increasing the conversion rate applicable to such senior convertible notes.
     Upon specified fundamental change events, holders will have the option to require the Company to purchase for cash all or any portion of their senior convertible notes at a price equal to 100 percent of the principal amount of the senior convertible notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.
     The senior convertible notes are the Company’s senior unsecured obligations. The senior convertible notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior basis, by all of the Company’s subsidiaries that are guarantors of the Company’s 6.25 percent senior notes, except for three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The indentures contain events of default which, if they occur, entitle the holders of the senior convertible notes to declare the senior convertible notes immediately due and payable.
     In connection with the sale of the senior convertible notes, the Company and the guarantors entered into a registration rights agreement dated as of June 27, 2007. Under the registration rights agreement, the Company agreed to file with the SEC no later than September 25, 2007 a shelf registration statement with respect to the resale of the senior convertible notes and the shares of Class A common stock issuable upon conversion of the senior convertible notes. The Company also agreed to use its reasonable best efforts to cause the registration statement to become effective no later than January 23, 2008 and to keep it effective for a period of up to two years, subject to the Company’s right to suspend the use of the prospectus under certain circumstances. The Company will be required to pay additional interest, up to 0.50 percent, subject to some limitations, to the holders of the senior convertible notes if the requirements of the registration rights agreement are not met. The Company expects to file the required registration statement with the SEC in the near future.
     Also, in connection with the sale of the senior convertible notes, the Company purchased call options with respect to its Class A common stock from Merrill Lynch International. The call options cover, subject to anti-

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Long-term Debt—(Continued)
dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that correspond to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options.
     The Company also entered into warrant transactions whereby it sold to Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants.
     Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” (“EITF 90-19”), EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), and EITF Issue No. 01-06, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-06”), the senior convertible notes are accounted for as a liability with a carrying amount equal to their principal amount in the accompanying condensed consolidated balance sheet and the embedded conversion option in the senior convertible notes has not been accounted for as a separate derivative. On August 31, 2007, the FASB issued an exposure draft reflecting proposed new rules that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to the Company’s senior convertible notes. If adopted as proposed, the new rules are expected to be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented.
     The call options purchased and warrants sold contemporaneously with the sale of the senior convertible notes are equity contracts that meet the paragraph 11(a) scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid-in capital in stockholders’ equity as separate equity transactions.
     For purposes of calculating the effect of the senior convertible notes on diluted earnings per share, any shares issuable upon conversion are accounted for under the net share settlement method. The effect of the net share settlement method is that the shares potentially issuable upon conversion of the senior convertible notes are only included in the calculation of earnings per share to the extent the conversion value of the senior convertible notes exceeds their principal amount, in which case the Company would include in diluted shares the number of shares of Class A common stock necessary to settle the conversion if it occurred at that time. The warrants are included in the calculation of diluted earnings per share to the extent the effect is dilutive using the treasury stock method. The call options are not considered in the diluted earnings per share calculation.
     The price of the call options is treated for tax purposes as interest expense, which amortizes over the lives of the notes. Accordingly, the Company will have a tax deduction of approximately $21,000 over the lives of the senior convertible notes. The sale of the warrants is not expected to have any tax consequences to the Company.
     By selling the warrants, the Company used the proceeds to offset much of the cost of the call options. By simultaneously purchasing the call options and selling the warrants, the Company has effectively increased the conversion premium on the senior convertible notes to 55-65 percent above the market price of the Class A common

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Long-term Debt—(Continued)
stock at the time of the offering.
(17) Income Taxes
     For the three and nine months ended July 31, 2007, the Company recognized a $787 income tax benefit attributable to the completion of an audit by the Commonwealth of Puerto Rico for tax periods 1999, 2000 and 2001, representing a partial recovery of the tax receivable reserve recorded in the third quarter of 2006, as described in item 3 in the paragraph below.
     At October 31, 2006, the Company had $10,647 of a capital loss carryforward that was set to expire by the end of fiscal year 2007. A valuation allowance of $3,393 was previously established due to the uncertainty of future capital gains. The Company generated $10,802 of capital gains in the first nine months of fiscal year 2007. Therefore, the Company was able to utilize the entire net capital loss carryforward due to expire at the end of fiscal year 2007 and accordingly reduced the valuation allowance for the capital loss carryforward to zero. As a result of this reduction, the Company recognized a tax benefit of $3,393 for the nine months ended July 31, 2007.
     Included in income tax expense from continuing operations for the three months ended July 31, 2006 is a $585 net tax benefit. This net tax benefit resulted from the following items: 1) $2,028 net benefit due to an additional receivable recorded as a result of the completion of an Internal Revenue Service examination for tax years October 31, 2001 and 2002; 2) $1,545 benefit due to the reduction of a tax valuation allowance on the deferred tax asset for capital loss carryforwards relating to 2009 which are now considered probable of utilization; 3) $2,550 ($1,657 net of federal tax) reserve on a tax receivable due from the Commonwealth of Puerto Rico; 4) $1,186 ($780 net of federal tax) tax assessment received in the quarter for Texas income taxes related to various tax years; 5) $886 tax expense due to a downward trend in future net foreign source income and the ability to utilize certain anticipated foreign tax credits; and 6) $515 ($335 net of federal benefit) tax benefit due to the new Texas “margin tax” passed in the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of August 31, 2007, we owned and operated 223 funeral homes and 141 cemeteries in 25 states within the United States and Puerto Rico.
     We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, insurance commissions and finance charges. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”).
     For the third quarter of fiscal year 2007, net earnings increased $0.7 million to $8.1 million from $7.4 million for the third quarter of fiscal year 2006. Earnings from continuing operations for the quarter increased $0.8 million to $8.2 million from $7.4 million for the corresponding period in the prior year.
     Revenues decreased $1.0 million to $128.3 million for the quarter ended July 31, 2007. Funeral revenue decreased $1.3 million, primarily due to $2.4 million of business interruption insurance proceeds related to Hurricane Katrina recorded in the third quarter of fiscal year 2006, partially offset by a 2.4 percent increase in same-store average revenue per funeral service. Cemetery revenue increased $0.3 million due primarily to a $2.1 million increase in cemetery revenue recognition due to an increase in customer installment payments on cemetery property contracts which are recognized as revenue when 10 percent of the contract is collected. In addition, there was an increase of $1.0 million in construction during the quarter on various cemetery projects and a $0.9 million increase in gross cemetery property sales. These increases were partially offset by a $0.9 million increase in bad debt expense. Cemetery revenue for the three months ended July 31, 2006 included $3.1 million in revenue related to out of period adjustments recorded in fiscal year 2006 and $0.4 million in business interruption insurance proceeds. Consolidated gross profit increased $1.1 million to $26.6 million due to a $1.1 million increase in funeral gross profit.
     We recorded a $0.2 million charge related to Hurricane Katrina in the third quarter of fiscal year 2007 compared to a $1.1 million recovery for the same period in 2006. Interest expense for the quarter-to-date period decreased $0.9 million to $6.2 million for the third quarter of 2007 due to a 94 basis point decrease in the average rate during the quarter. The decline in the average rate is due primarily to additional interest incurred in the third quarter of 2006 on our 6.25 percent senior notes as a result of our inability to timely complete a required exchange offer. The exchange offer was completed in June 2006. In June 2007, we issued $125.0 million of 3.125 percent senior convertible notes and $125.0 million of 3.375 percent senior convertible notes. As a result of the transaction, we recorded a charge for the loss on early extinguishment of debt of $0.7 million.
     For the third quarter of fiscal year 2007, we had a 7.0 percent decrease in preneed funeral sales and a 3.1 percent increase in gross cemetery property sales compared to the same period last year.
     For the nine months ended July 31, 2007, net earnings increased $6.5 million to $33.7 million from $27.2 million for the same period of fiscal year 2006. Earnings from continuing operations for the nine month period increased $7.1 million to $34.0 million from $26.9 million for the corresponding period in the prior year.
     Revenues increased $12.6 million to $398.6 million for the nine months ended July 31, 2007. Funeral revenue increased $1.9 million, due primarily to a 4.2 percent increase in same-store average revenue per funeral service and a $1.6 million increase in insurance commission revenue, partially offset by a 2.6 percent decrease in funeral calls. Cemetery revenue increased $10.7 million due primarily to an increase of $7.9 million in construction during the period on various cemetery projects and a $6.0 million increase in gross cemetery property sales. In addition, there was a $1.5 million increase in cemetery revenue recognition due to an increase in customer installment payments on cemetery property contracts which are recognized as revenue when 10 percent of the contract is collected. The increase in gross cemetery property sales was due in part to serving customers interested in large cemetery property purchases. The increases were partially offset by a $1.8 million increase in bad debt expense, which is the result of an increase in collections in the prior year following Hurricane Katrina. For the nine months ended July 31, 2006 funeral and cemetery revenues included $2.4 million and $0.4 million, respectively, in business interruption insurance proceeds related to Hurricane Katrina. Consolidated gross profit increased $3.8 million due to a $2.5 million increase in funeral gross profit and a $1.3 million increase in cemetery gross profit, due primarily to the increases in funeral and cemetery revenue discussed above.
     We recorded a $2.3 million charge related to Hurricane Katrina in the nine months ended July 31, 2007 compared to $1.0 million in the same period in 2006. Interest expense decreased $3.0 million to $19.3 million for the nine months ended July 31, 2007 due to a 148 basis point decrease in the average rate during the period because of penalty interest in 2006. As a result of the senior convertible note transaction described above, we recorded a charge for the loss on early extinguishment of debt of $0.7 million. We also recognized $4.2 million in income tax benefits due to the utilization of a capital loss carryforward and the completion of an audit by the Commonwealth of Puerto Rico.
     For the nine months ended July 31, 2007, we had a 2.0 percent increase in preneed funeral sales and a 7.5 percent increase in gross cemetery property sales compared to the same period last year.
     Cash flow from operations decreased from $78.1 million for the nine months ended July 31, 2006 to $54.8 million for the nine months ended July 31, 2007, due primarily to $12.1 million of trust withdrawals associated with the deferred revenue project in the nine months ended July 31, 2006. In addition, we made net tax payments of $9.0 million during the first nine months of 2007 compared to receiving $0.9 million in net refunds in the first nine months of 2006 due to a net operating loss carryforward utilized in that fiscal year. Finally, we experienced increased customer collections following Hurricane Katrina in the nine months ended July 31, 2006.
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
     We discovered certain adjustments that relate to prior accounting periods while preparing our quarterly report for the three months ended July 31, 2006, which are reflected in this quarterly report. See Note 1(g) to the condensed consolidated financial statements included herein. We do not believe these adjustments were quantitatively or qualitatively material to our financial position, results of operations and cash flows for the quarter ended July 31, 2006, for the year ended October 31, 2006 or to any of our prior annual or quarterly financial statements. As a result, we have not restated any prior period amounts.

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006—Continuing Operations
Funeral Operations

	Three Months Ended July 31,
			Increase
	2007	2006	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$27.8	$27.6	$.2
Western Division	35.0	36.7	(1.7)
Corporate Trust Management (1)	4.6	4.4	.2

Total Funeral Revenue	$67.4	$68.7	$(1.3)

Funeral Costs:
Eastern Division	$24.7	$25.5	$(.8)
Western Division	28.1	29.8	(1.7)
Corporate Trust Management (1)	.2	.1	.1

Total Funeral Costs	$53.0	$55.4	$(2.4)

Funeral Gross Profit:
Eastern Division	$3.1	$2.1	$1.0
Western Division	6.9	6.9	—
Corporate Trust Management (1)	4.4	4.3	.1

Total Funeral Gross Profit	$14.4	$13.3	$1.1

Same-Store Analysis

	Change in Average		Change in Same-Store	Cremation Rate
	Revenue Per Call		Funeral Services	2007	2006
Eastern Division	(.8%)		.4%	36.0%	32.9%
Western Division	5.3%		(1.2%)	42.5%	43.0%
Total	2.4	% (1)	(.5%)	39.7%	38.7%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2007 and 2006 were $1.5 million and $1.3 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings for both the three months ended July 31, 2007 and 2006 was $3.1 million.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations decreased $1.3 million, or 1.9 percent, for the three months ended July 31, 2007, compared to the corresponding period in 2006. The decrease in funeral revenue for the period is primarily due to $2.4 million of business interruption insurance proceeds related to Hurricane Katrina recorded in the third quarter of fiscal year 2006. The decrease in funeral revenue is partially offset by a 3.5 percent increase in average revenue per traditional funeral and a 5.7 percent increase in the average revenue per cremation service in our same-store businesses. The increases in the average revenue per traditional and cremation funeral services were partially offset by a shift in mix to lower-priced cremation services. This resulted in an overall increase of 2.4 percent in the average revenue per funeral service for our same-store businesses. We experienced a 0.5 percent decrease in the number of same-store funeral services performed, or 72 events, to 14,212 total same-store funeral services performed. The cremation rate for our same-store operations was 39.7 percent for the three months ended July 31, 2007 compared to 38.7 percent for the corresponding period in 2006.
     Funeral gross profit increased $1.1 million to $14.4 million for the third quarter ended July 31, 2007. Funeral gross profit margin from continuing operations was 21.4 percent for the three months ended July 31, 2007 compared to 19.3 percent for the corresponding period in 2006. Funeral gross profit for the three months ended July 31, 2006 included an increase in revenue of $2.4 million for business interruption insurance proceeds and an increase in costs of $2.7 million for out of period adjustments.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the number of funeral services performed by same-store businesses of 0.4 percent, partially offset by a decrease in the average revenue per funeral service in same-store businesses of 0.8 percent due primarily to a 310 basis point increase in the cremation rate. Funeral revenue in the Western division funeral segment decreased primarily due to $2.4 million of business interruption insurance proceeds related to Hurricane Katrina recorded in the third quarter of fiscal year 2006. In addition, the decrease is partially due to a decrease in the number of funeral services performed by same-store businesses of 1.2 percent, partially offset by an increase in the average revenue per funeral service in same-store businesses of 5.3 percent. Funeral revenue in the corporate trust management segment increased primarily due to a $0.2 million increase in trust management fees.
     Funeral gross profit for the Eastern division funeral segment increased primarily due to the increase in the number of funeral services performed as discussed above, in conjunction with a decrease in funeral general and administrative expenses as a result of a $1.4 million out of period adjustment in the third quarter of fiscal year 2006. Funeral gross profit for the Western division funeral segment was flat. As demonstrated in the table above, the same-store cremation rate increased for the Eastern division funeral segment and decreased in the Western division funeral segment.
Cemetery Operations

	Three Months Ended July 31,
			Increase
	2007	2006	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$34.4	$35.8	$(1.4)
Western Division	24.0	22.8	1.2
Corporate Trust Management (1)	2.5	2.0	.5

Total Cemetery Revenue	$60.9	$60.6	$.3

Cemetery Costs:
Eastern Division	$29.7	$30.2	$(.5)
Western Division	18.9	18.1	.8
Corporate Trust Management (1)	.1	.1	—

Total Cemetery Costs	$48.7	$48.4	$.3

Cemetery Gross Profit:
Eastern Division	$4.7	$5.6	$(.9)
Western Division	5.1	4.7	.4
Corporate Trust Management (1)	2.4	1.9	.5

Total Cemetery Gross Profit	$12.2	$12.2	$—

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2007 and 2006 were $1.4 million and $1.2 million, respectively, and cemetery trust earnings for the three months ended July 31, 2007 and 2006 were $1.1 million and $0.8 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $0.3 million, or 0.5 percent, for the three months ended July 31, 2007, compared to the corresponding period in 2006, primarily due to a $2.1 million increase in cemetery revenue recognition due to an increase in customer installment payments on cemetery property contracts which are recognized as revenue when 10 percent of the contract is collected. In addition, there was an increase in construction revenue during the quarter on various cemetery projects of $1.0 million offset by a $0.9 million increase in bad debt expense and $3.1 million in revenue related to out of period adjustments recorded in fiscal year 2006. Cemetery revenue for the quarter ended July 31, 2006 also included $0.4 million in business interruption insurance proceeds related to Hurricane Katrina. Gross cemetery property sales increased 3.1 percent from $28.2 million in the third quarter of 2006 to $29.1 million in the third quarter of 2007. The increase in cemetery property sales was due in part to serving customers interested in large cemetery property purchases. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period and are deferred until 10 percent is collected or construction is complete. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trusts for the quarter ended July 31, 2007 resulting in revenue of $2.5 million, compared to 4.6 percent for the corresponding period in 2006 resulting in revenue of $2.5 million.
     Cemetery gross profit was flat in comparison to the third quarter of 2006. Cemetery gross profit margin from continuing operations decreased slightly from 20.1 percent in the third quarter of fiscal year 2006 to 20.0 percent in the third quarter of fiscal year 2007. For the three months ended July 31, 2006, cemetery gross profit included an increase of $1.5 million for out of period adjustments and $0.4 million for business interruption insurance proceeds.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment decreased $1.4 million primarily due to a $2.4 million out of period revenue adjustment recorded in the third quarter of 2006, partially offset by a $1.8 million increase in cemetery revenue recognition due to an increase in customer installment payments as described above. Cemetery revenue in the Western division segment increased $1.2 million primarily due to a $1.4 million increase in revenue from the sale of cemetery property and a $0.9 million increase in construction revenue, partially offset by a $0.7 million out of period revenue adjustment recorded in fiscal year 2006 and $0.4 million in business interruption insurance proceeds recorded in the third quarter of 2006. Cemetery revenue in the corporate trust management segment increased $0.5 million primarily due to a $0.3 million increase in cemetery trust earnings and a $0.2 million increase in trust management fees.
     Cemetery gross profit for the Eastern division cemetery segment decreased due to a decrease in cemetery revenue discussed above. Cemetery gross profit for the Western division cemetery segment increased primarily due to increases in revenue discussed above.

Discontinued Operations
     The operating results of those businesses sold in fiscal years 2007 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. Revenues of discontinued operations for the three months ended July 31, 2007 were less than $0.1 million compared to revenues of $0.2 million for the corresponding period in 2006.
Other
     The effective tax rate for our continuing operations for the three months ended July 31, 2007 was 32.0 percent compared to 30.5 percent for the same period in 2006. The increased rate in fiscal year 2007 is the result of higher recurring state income taxes. During the three months ended July 31, 2007, we recorded a $0.8 million tax benefit attributable to the completion of an audit by the Commonwealth of Puerto Rico. Exclusive of this benefit, the effective tax rate from continuing operations would have been 38.4 percent. During the three months ended July 31, 2006, we recorded a $0.6 million tax benefit attributable to various items (see Note 17 to the condensed consolidated financial statements included herein). Exclusive of this benefit, the effective tax rate from continuing operations would have been 36.0 percent.
     Corporate general and administrative expenses for the three months ended July 31, 2007 decreased $0.2 million compared to the same period in 2006 due primarily to decreased professional fees, partially offset by costs related to the issuance of stock-based compensation and the accelerated depreciation of the Company’s current computer software systems due to the implementation of the two new business systems.
     For the three months ended July 31, 2007, we recorded a net charge of $0.2 million related to Hurricane Katrina compared to a $1.1 million recovery for the same period in 2006. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. We are continuing to pursue remaining claims with our insurance carriers. In August 2007, we initiated litigation to pursue a resolution. Our insurance carriers have agreed to advance us approximately $1.1 million, and as this amount may have to be refunded, we have not recorded this gain contingency. For additional information, see Note 15 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations was $6.8 million and $7.0 million for the third quarters of fiscal years 2007 and 2006, respectively.
     Interest expense decreased $0.9 million to $6.2 million for the third quarter of 2007, due to a 94 basis point decrease in the average rate due primarily to additional interest incurred in the third quarter of 2006 on our 6.25 percent senior notes as a result of our inability to timely complete a required exchange offer.
     As a result of the senior convertible debt transaction in June 2007, we recorded a charge for the early extinguishment of debt of $0.7 million for the three months ended July 31, 2007. For additional information see the “Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006 – Other” section and Note 16 to the condensed consolidated financial statements included herein.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales decreased 7.0 percent during the third quarter of 2007 compared to the corresponding period in 2006.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $44.6 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $18.8 million related to insurance-funded preneed funeral contracts) during the three months ended July 31, 2007 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $46.9 million (including $18.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2006. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $35.8 million for the three months ended July 31, 2007, compared to $39.0 million for the corresponding period in 2006, resulting in net additions to the backlog of $8.8 million and $7.9 million for the three months ended July 31, 2007 and 2006, respectively.
Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006—Continuing Operations
Funeral Operations

	Nine Months Ended July 31,
	2007	2006	Increase (Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$89.5	$87.7	$1.8
Western Division	110.5	110.6	(.1)
Corporate Trust Management (1)	13.9	13.7	.2

Total Funeral Revenue	$213.9	$212.0	$1.9

Funeral Costs:
Eastern Division	$74.2	$74.1	$.1
Western Division	87.1	88.0	(.9)
Corporate Trust Management (1)	.6	.4	.2

Total Funeral Costs	$161.9	$162.5	$(.6)

Funeral Gross Profit:
Eastern Division	$15.3	$13.6	$1.7
Western Division	23.4	22.6	.8
Corporate Trust Management (1)	13.3	13.3	—

Total Funeral Gross Profit	$52.0	$49.5	$2.5

Same-Store Analysis

	Change in Average		Change in Same-Store	Cremation Rate
	Revenue Per Call		Funeral Services	2007	2006
Eastern Division	3.3%		(1.7%)	35.0%	33.0%
Western Division	4.9%		(3.3%)	42.3%	42.8%
Total	4.2	% (1)	(2.6%)	39.1%	38.6%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2007 and 2006 were $4.4 million and $4.1 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings for the nine months ended July 31, 2007 and 2006 were $9.5 million and $9.6 million, respectively.
Consolidated Operations — Funeral
     Funeral revenue from continuing operations increased $1.9 million, or 0.9 percent, for the nine months ended July 31, 2007, compared to the corresponding period in 2006. Our same-store businesses had a 4.2 percent increase in the average revenue per traditional funeral service and an 8.0 percent increase in the average revenue per cremation service. The increases in the average revenue per traditional and cremation funeral services were partially offset by a shift in mix to cremation services resulting in an overall increase in the same-store average revenue per funeral service for the nine months ended July 31, 2007 of 4.2 percent. The increase in funeral revenue for the period is also due to a $1.6 million increase in insurance commission revenue. We sell preneed products and services through both trust-funded and third-party insurance-funded arrangements, and earn a commission on the preneed insurance sales. Preneed funeral insurance sales increased 4.5 percent for the nine months ended July 31, 2007 compared to the same period in 2006. Funeral revenue for the nine months ended July 31, 2006 included $2.4 million of business interruption insurance proceeds related to Hurricane Katrina. We experienced a 2.6 percent decrease in the number of same-store funeral services performed, or 1,205 events, to 44,890 total same-store funeral services performed. The cremation rate for our same-store operations was 39.1 percent for the nine months ended July 31, 2007 compared to 38.6 percent for the corresponding period in 2006.
     Funeral gross profit increased $2.5 million to $52.0 million for the nine months ended July 31, 2007. Funeral gross profit margin from continuing operations increased to 24.3 percent for the nine months ended July 31, 2007 compared to 23.3 percent for the same period in 2006 due primarily to the increases in revenue discussed above.
Segment Discussion — Funeral
     Funeral revenue in the Eastern division funeral segment increased $1.8 million primarily due to an increase in the average revenue per funeral service in same-store businesses of 3.3 percent, offset by a decrease in the number of funeral services performed by the same-store businesses of 1.7 percent. Funeral revenue in the Western division funeral segment decreased $0.1 million primarily due to a decrease in the number of funeral services performed by same-store businesses of 3.3 percent and due to $2.4 million of business interruption insurance proceeds recorded in the third quarter of 2006, partially offset by an increase in the average revenue per funeral service in same-store businesses of 4.9 percent and an increase in insurance commission revenue. Funeral revenue in the corporate trust management segment increased $0.2 million primarily due to an increase of $0.3 million in trust management fees, offset by a decrease of $0.1 million in funeral trust earnings.
     Funeral gross profit for the Eastern division funeral segment increased primarily due to the change in funeral service revenue as discussed above. Funeral gross profit for the Western division funeral segment increased primarily due to a decrease in general and administrative expenses due to the $1.3 million out of period adjustment recorded in fiscal year 2006. As demonstrated in the table above, the same-store cremation rate increased for the Eastern division funeral segment and decreased for the Western division funeral segment.
Cemetery Operations

	Nine Months Ended July 31,
			Increase
	2007	2006	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$108.5	$102.7	$5.8
Western Division	69.0	64.0	5.0
Corporate Trust Management (1)	7.2	7.3	(.1)

Total Cemetery Revenue	$184.7	$174.0	$10.7

Cemetery Costs:
Eastern Division	$91.0	$85.7	$5.3
Western Division	55.0	50.9	4.1
Corporate Trust Management (1)	.4	.4	—

Total Cemetery Costs	$146.4	$137.0	$9.4

Cemetery Gross Profit:
Eastern Division	$17.5	$17.0	$.5
Western Division	14.0	13.1	.9
Corporate Trust Management (1)	6.8	6.9	(.1)

Total Cemetery Gross Profit	$38.3	$37.0	$1.3

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the contract for those preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2007 and 2006 were $4.0 million and $3.6 million, respectively, and cemetery trust earnings for the nine months ended July 31, 2007 and 2006 were $3.2 million and $3.7 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
     Cemetery revenue from continuing operations increased $10.7 million, or 6.2 percent, for the nine months ended July 31, 2007, compared to the corresponding period in 2006, primarily due to an increase in construction during the period on various cemetery projects of $7.9 million and a $6.0 million, or 7.5 percent, increase in gross cemetery property sales. Also, there was a $1.5 million increase in cemetery revenue recognition due to an increase in customer installment payments on cemetery property contracts which are recognized in revenue when 10 percent of the contract is collected. These increases were partially offset by an increase in bad debt expense of $1.8 million, which was due in large part to an improvement in bad debt in the prior year following Hurricane Katrina, and $3.1 million in revenue related to out of period adjustments recorded in fiscal year 2006. Cemetery revenue for the nine months ended July 31, 2006 includes $0.4 million of business interruption insurance proceeds related to Hurricane Katrina. Gross cemetery property sales increased from $78.8 million in the nine months ended July 31, 2006 to $84.8 million in the nine months ended July 31, 2007. The increase in cemetery property sales was due in part to serving customers interested in large cemetery property purchases. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period and are deferred until 10 percent is collected or construction is complete. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs.
     We experienced an annualized average return, excluding unrealized gains and losses, of 4.2 percent in our perpetual care trusts for the nine months ended July 31, 2007 resulting in revenue of $7.4 million, compared to 4.6 percent for the corresponding period in 2006 resulting in revenue of $7.4 million.
     Cemetery gross profit increased $1.3 million from $37.0 million in the nine months ended July 31, 2006 to $38.3 million in the nine months ended July 31, 2007, due to the increases in revenues discussed above. Cemetery gross profit margin from continuing operations decreased from 21.3 percent in the nine months ended July 31, 2006 to 20.7 percent in the nine months ended July 31, 2007. Cemetery gross profit for the nine months ended July 31, 2006 included an increase of $1.5 million for out of period adjustments and $0.4 million for business interruption proceeds.
Segment Discussion — Cemetery
     Cemetery revenue in the Eastern division segment increased $5.8 million primarily due to a $7.3 million increase in construction during the nine months ended July 31, 2007 on various cemetery development projects and an increase in revenue from the sale of cemetery property, partially offset by a $2.4 million out of period revenue adjustment related to fiscal year 2006. Cemetery revenue in the Western division segment increased $5.0 million primarily due to an increase in revenue from the sale of cemetery property. Western division cemetery revenue for the nine months ended July 31, 2007 includes $0.4 million of business interruption insurance revenue. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. Cemetery revenue in the corporate trust management segment decreased $0.1 million primarily due to a $0.5 million decrease in cemetery trust earnings, offset by a $0.4 million increase in trust management fees.

     Cemetery gross profit for the Eastern and Western division cemetery segments increased due to increases in cemetery revenue discussed above.
Discontinued Operations
     The operating results of those businesses sold in fiscal years 2007 and 2006 are reported in the discontinued operations section of the condensed consolidated statements of earnings. There were three businesses sold in the nine months ended July 31, 2007. Revenues of discontinued operations for the nine months ended July 31, 2007 and 2006 were $0.2 million and $0.7 million, respectively.
Other
     The effective tax rate for our continuing operations for the nine months ended July 31, 2007 was 29.5 percent compared to 35.9 percent for the same period in 2006. The reduced rate in 2007 was primarily caused by a tax benefit of $3.4 million attributable to the utilization of a capital loss carryforward, which was not previously recorded because the Company was uncertain it could generate sufficient capital gain income prior to its expiration at the end of fiscal year 2007. We also recorded a tax benefit of $0.8 million attributable to the completion of an audit by the Commonwealth of Puerto Rico for tax periods 1999, 2000 and 2001.
     We recorded $0.6 million of separation charges for the nine months ended July 31, 2007, primarily related to the separation pay of a former executive officer who retired in the first quarter of 2007, compared to $1.0 million for the same period in 2006. For additional information, see Note 13 to the condensed consolidated financial statements included herein.
     For the nine months ended July 31, 2007 and 2006, we recorded a net charge of $2.3 million and $1.0 million, respectively, related to Hurricane Katrina. For additional information, see Note 15 to the condensed consolidated financial statements included herein.
     Depreciation and amortization from continuing operations and total operations was $20.0 million and $19.2 million for the nine months ended July 31, 2007 and 2006, respectively. The increase is primarily due to the accelerated depreciation of our current computer software systems due to the implementation of two new business systems.
     Interest expense decreased $3.0 million to $19.3 million for the nine months ended July 31, 2007 due to a 148 basis point decrease in the average rate because of additional interest incurred in the nine months ended July 31, 2006 on our 6.25 senior notes as a result of our inability to timely complete a required exchange offer. The exchange offer was completed in June 2006.
     Investment and other income, net, increased $0.8 million to $2.4 million in the nine months ended July 31, 2007, primarily due to $0.6 million of interest income receivable from the Internal Revenue Service.
     We experienced a $12.1 million decrease in current receivables from October 31, 2006 to July 31, 2007 primarily due to declines in insurance receivables. We recorded $10.0 million in insurance proceeds receivable related to Hurricane Katrina at October 31, 2006 and received the entire amount during the first quarter of 2007.
     Prepaid expenses increased $3.2 million from October 31, 2006 to July 31, 2007 primarily due to increases in prepaid property insurance. A $6.1 million property insurance payment was made in November 2006, and through the third quarter of 2007, three fourths of it has been expensed. There was no prepaid property insurance in the prepaid expense balance at October 31, 2006.
     The decrease in current deferred tax assets is primarily due to a $3.3 million utilization of the capital loss carryforward which we were able to use because we generated capital gains in the current period.
     The $18.7 million increase in long-term deferred tax assets is primarily due to the $21.0 million tax benefit resulting from the senior convertible debt transaction and related purchase of call options.

     The $5.4 million increase in other assets is primarily related to a change in deferred charges related to the senior convertible debt transaction.
     The decline in other current liabilities of $5.4 million from October 31, 2006 to July 31, 2007 was primarily due to the payment of approximately $1.7 million in Hurricane Katrina related items, $1.5 million related to estimated costs to complete mausoleum construction and a $0.9 million decrease in accrued property taxes. Approximately 80 percent of our property taxes are paid in the months of December and January each year.
     As of July 31, 2007, our outstanding debt totaled $450.4 million of which the entire balance is subject to fixed rates averaging 4.6 percent. On June 27, 2007, we issued $125.0 million of 3.125 percent senior convertible notes and $125.0 million of 3.375 percent senior convertible notes. As part of this transaction, we also sold common stock warrants and purchased call options resulting in a net increase in shareholders’ equity of $4.9 million, net of a $21.0 million tax benefit. We also repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million. As a result of this transaction, we recorded a charge for the loss on early extinguishment of debt of $0.7 million. See Note 16 to the condensed consolidated financial statements included herein for a description of this transaction.
Preneed Sales into and Deliveries out of the Backlog
     Preneed funeral sales increased 2.0 percent during the nine months ended July 31, 2007 compared to the corresponding period in 2006.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $133.3 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $56.3 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2007 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $133.9 million (including $53.9 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2006. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $110.4 million for the nine months ended July 31, 2007, compared to $114.2 million for the corresponding period in 2006, resulting in net additions to the backlog of $22.9 million and $19.7 million for the nine months ended July 31, 2007 and 2006, respectively.
Liquidity and Capital Resources
Cash Flow
     Our operations provided cash of $54.8 million for the nine months ended July 31, 2007, compared to $78.1 million for the corresponding period in 2006. The decrease is primarily due to cash inflows of $12.1 million for trust withdrawals associated with the deferred revenue project in the nine months ended July 31, 2006. Operating cash flow in the first nine months of 2006 was also enhanced as a result of increased customer collections following Hurricane Katrina. Also, $9.0 million of tax payments (net of refunds) were made during the nine months ended July 31, 2007 compared to $0.9 million in net refunds for the comparable period in 2006 due to a net operating loss carryforward utilized in fiscal year 2006.
     Our investing activities resulted in a net cash outflow of $26.3 million for the nine months ended July 31, 2007, compared to a net cash outflow of $13.1 million for the comparable period in 2006. For the nine months ended July 31, 2007, capital expenditures amounted to $23.1 million, which included $11.5 million for maintenance capital expenditures, $2.2 million for growth initiatives, $5.5 million related to Hurricane Katrina and $3.9 million related to the implementation of two new business systems. For the nine months ended July 31, 2006, capital expenditures were $19.2 million, which included $14.1 million for maintenance capital expenditures, $1.6 million for growth initiatives and $3.5 million related to Hurricane Katrina. We also purchased several properties in the first nine months of fiscal year 2007 resulting in a net cash outflow of $6.1 million. In the nine months ended July 31, 2007, there was a net cash inflow of $1.4 million for insurance proceeds related to hurricane damaged properties compared to $5.3 million in the same period in 2006.
     Our financing activities resulted in a net cash outflow of $17.5 million for the nine months ended July 31, 2007, compared to a net cash outflow of $61.3 million for the comparable period in 2006. This change is primarily due to net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt) in the nine months ended July 31, 2007 compared to $32.5 million of debt repayments in the nine months ended July 31, 2006. A $30.0 million unscheduled Term Loan B payment was made during the second quarter of 2006. In June 2007, we issued $250.0 million in senior convertible notes as described in Note 16 to the condensed consolidated financial statements included herein. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $5.6 million. Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million, compared to $21.0 million in stock repurchases for the same period in 2006 under our stock repurchase program in effect at that time.
Contractual Obligations and Commercial Commitments
     On June 27, 2007, we issued $125.0 million aggregate principal amount of 3.125 percent senior convertible notes due 2014 and $125.0 million aggregate principal amount of 3.375 percent senior convertible notes due 2016. For additional information, see Note 16 to the condensed consolidated financial statements included herein and “Liquidity and Capital Resources — Cash Flow” above.
     As of July 31, 2007, our outstanding debt balance was $450.4 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2007.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$450.4	$.3	$—	$—	$450.1
Interest on long-term debt (2)	140.5	21.1	41.3	41.2	36.9
Operating lease obligations (3)	28.6	1.1	6.9	3.5	17.1
Non-competition and other agreements (4)	3.2	.5	2.2	.4	.1

	$622.7	$23.0	$50.4	$45.1	$504.2

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2007.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 12 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of July 31, 2007 are $1.1 million, $3.6 million, $3.3 million, $2.5 million, $1.0 million, and $17.1 million for the years ending October 31, 2007, 2008, 2009, 2010, 2011 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire through 2012. This category also includes separation pay related to former executive officers.
     As of July 31, 2007, our outstanding debt balance was $450.4 million, consisting of $250.0 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.4 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2007.

					Other,
					Principally
					Seller
	Revolving		Senior		Financing
Fiscal Year Ending	Credit	Term	Convertible	Senior	of Acquired
October 31,	Facility	Loan B	Notes	Notes	Operations	Total
2007	$—	$—	$—	$—	$.1	$.1
2008	—	—	—	—	.2	.2
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
Thereafter	—	—	250.0	200.0	.1	450.1

Total long-term debt	$—	$—	$250.0	$200.0	$.4	$450.4

     We are required to maintain a bond of $30.8 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. We also have $13.0 million of outstanding letters of credit as of July 31, 2007.
     As of July 31, 2007, there were no amounts drawn on our $125.0 million revolving credit facility. As of July 31, 2007, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $81.2 million.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2007 consist of the following items:
(1)	the $30.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 19 to the consolidated financial statements in our 2006 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2006 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Nine Months Ended	Years Ended October 31,
July 31, 2007	2006		2005		2004		2003		2002
3.24 (1)	2.83	(2)	1.36	(3)(7)	1.98	(4)	1.08	(5)	1.27	(6)(7)

(1)	Pretax earnings for the nine months ended July 31, 2007 include a charge of $2.3 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(2)	Pretax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption insurance proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to the July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.3) million.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on January 16, 2007. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
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
Interest
     We have entered into various fixed-rate and variable-rate debt obligations, which are detailed in Note 14 to our consolidated financial statements included in our 2006 Form 10-K, in Note 16 to the condensed consolidated financial statements included herein and in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.
     Our long-term fixed-rate debt consists of our 3.125 percent senior convertible notes, our 3.375 percent senior convertible notes, our 6.25 percent senior notes and third-party debt. The senior convertible notes were issued in June 2007. As of July 31, 2007 and October 31, 2006, the carrying values of our long-term fixed-rate debt, including accrued interest, were $456.9 million and $203.6 million, respectively, compared to fair values of $416.6 million and $191.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to such debt, 60 and 75 basis points as of July 31, 2007 and October 31, 2006, respectively, would result in changes of $14.6 million and $7.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be recognized.
     Our variable-rate debt consisted of our Term Loan B and revolving credit facility. The Term Loan B balance was prepaid in full, including accrued interest, in June 2007 as part of the senior convertible note transaction. There were no amounts drawn on the revolving credit facility as of July 31, 2007 and October 31, 2006. As of October 31, 2006, the carrying value of our Term Loan B including accrued interest was $178.1 million, compared to a fair value of $177.9 million. Each approximate 10 percent change in the average interest rate applicable to this debt, 75 basis points for 2006, would have resulted in a change of approximately $1.1 million in our pretax earnings. Fair value was determined using quoted market prices, where applicable, or future cash flows discounted at market rates for similar types of borrowing arrangements.
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
Changes in Internal Control over Financial Reporting
     In the third quarter of fiscal year 2007, the Company completed the implementation of its Oracle financial software system. In connection with this implementation, the Company has improved its internal controls over financial reporting by increasing its reliance on automated controls.
     With the exception of the Oracle implementation described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     Except as described below, there have been no material changes from the risk factors previously disclosed in our 2006 Form 10-K.
     Our 2006 Form 10-K described the risks associated with our search for a new chief executive officer. On February 21, 2007, we announced that Thomas J. Crawford has been appointed as our new President and Chief Executive Officer, and as a director of our company.
     On June 27, 2007, we issued $125 million 3.125 percent senior convertible notes due 2014 and $125 million 3.375 percent senior convertible notes due 2016. Contemporaneously with the sale of the senior convertible notes, we purchased call options and sold warrants. See Note 16 to our condensed consolidated financial statements included herein for additional information. Our risk factors are revised and updated to reflect these transactions as follows:
Servicing our debt will require a significant amount of cash and our ability to pay or refinance the debt depends on many factors, some of which are beyond our control.
     Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. This is subject, to a significant extent, on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt when due or fund other liquidity needs.
We may be unable to repurchase our 6.25 percent senior notes and our senior convertible notes when required by the holders, or to pay the cash portion of the conversion value upon conversion of our senior convertible notes.
     Upon a change of control of our company as defined in the relevant indenture, holders of our 6.25 percent senior notes will have the right to require us to repurchase all or any part of their notes for cash at a price equal to 101 percent of the principal amount of the notes repurchased, plus any accrued and unpaid interest. In addition, upon fundamental change events specified in the relevant indenture, holders of our senior convertible notes may require us to purchase for cash all or a portion of their notes at a price equal to 100 percent of the principal amount of the notes plus accrued and unpaid interest. Also, upon conversion of our senior convertible notes, we will be required to deliver to the holders a cash payment equal to the lesser of the principal amount of the notes being converted or the conversion value of the notes. As a result, we may be required to pay significant amounts of cash to holders of the senior convertible notes upon conversion. We cannot assure you that we will have sufficient financial resources to make these payments when due. Any inability to make these payments would constitute an event of default under the indentures governing these notes and would also cause cross-defaults under the terms of our other debt agreements.
The call options we purchased and the warrants we sold contemporaneously with the sale of our senior convertible notes may affect the trading price of our Class A common stock and the value of the senior convertible notes.
     The counterparties to the call options we purchased and warrants we sold may engage in hedging activities and modify their hedge positions from time to time prior to the conversion or maturity of our senior convertible notes, particularly around the time of any conversion of the notes. These hedging activities may include purchasing and selling shares of our Class A common stock, or other of our securities, or other instruments, including over-the-counter derivative instruments. The effect, if any, of these activities on the trading price of our Class A common stock or the senior convertible notes will depend in part on market conditions at the time and cannot be reasonably predicted at this time. Any of these activities could adversely affect the trading price of our Class A common stock and the value of the senior convertible notes. For additional information about the call options we purchased and the warrants we sold, see Note 16 to our condensed consolidated financial statements included herein.
Exercise of the outstanding warrants could dilute the ownership interests of our existing stockholders.
     Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. For additional information, see Note 16 to our condensed consolidated financial statements included herein.
The accounting method for our senior convertible notes is subject to change. Proposed new rules, if adopted, would substantially increase our reported interest expense relating to the senior convertible notes.
     In July 2007, the Financial Accounting Standards Board (“FASB”) agreed to issue for comment a proposed FASB Staff Position that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to our senior convertible notes. The proposal would require us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We would be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability would be recorded as additional paid-in capital. In other words, the convertible debt would be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) would be accreted to interest expense over the expected life of the senior convertible notes. We would be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. Thus, the new accounting rules would substantially increase our reported interest expense relating to the senior convertible notes and would have an adverse effect on our reported earnings, which could be material.
     The FASB issued an exposure draft reflecting the proposed new rules on August 31, 2007, and we believe the FASB plans to issue final guidance in November or early December. If adopted as proposed, the new rules are expected to be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented.
     Accordingly, if the proposed new rules are adopted as currently anticipated, we expect to record higher interest expense relating to the senior convertible notes beginning in fiscal 2009. Additionally, interest expense related to the senior convertible notes reported in prior periods would be higher than previously reported due to the retrospective application of the new rules. We cannot predict whether or when the new rules will be adopted nor whether they will be adopted as proposed. Any changes in accounting for the senior convertible notes, however, will not affect our past or future actual cash interest payments or reported cash flows relating to the senior convertible notes.
     The following risk factor in our 2006 Form 10-K is updated and revised as follows:
Increased costs may have a negative impact on earnings and cash flows.
     We may not be successful in maintaining our margins and may incur additional costs. For example, we are experiencing increased property and casualty insurance costs primarily as a result of Hurricanes Katrina, Wilma and Rita. We have also incurred significant legal costs to defend unanticipated class action litigation and the SEC investigation. We will incur additional costs in fiscal year 2007 and fiscal year 2008 in conjunction with improving our business systems. In addition, the cost of certain commodities, particularly copper which represents a large component of our bronze markers sold in our cemetery business, has increased significantly. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We used approximately $64.2 million of the net proceeds from the issuance of our senior convertible notes in June 2007 to repurchase 7,698,000 shares of our Class A common stock in negotiated transactions. For additional information regarding this transaction, see Note 16 to the condensed consolidated financial statements included herein. We currently do not have a stock repurchase program.
Issuer Purchases of Equity Securities

			Total number of	Maximum
			shares purchased	approximate dollar
			as part of	value of shares that
	Total number	Average price	publicly-	may yet be purchased
	of shares	paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs
May 1, 2007 through May 31, 2007	—	$—	—	$—
June 1, 2007 through June 30, 2007	7,698,000	$8.34	—	$—
July 1, 2007 through July 31, 2007	—	$—	—	$—

Total	7,698,000	$8.34	—	$—

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

3.2	By-laws of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 23, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchases (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Employment Agreement dated February 20, 2007 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2007)

10.2	Employment Agreement dated May 14, 2007 between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2007)

10.3	Amendment No. 1 to Employment Agreement dated February 20, 2007, effective May 14, 2007, between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007)

10.4	Purchase Agreement dated June 21, 2007 by and among Stewart Enterprises, Inc., the guarantors listed on Schedule A thereto and the Initial Purchases (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.5	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.6	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.7	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.8	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 7, 2007	/s/ THOMAS M. KITCHEN Thomas M. Kitchen
Senior Executive Vice President and
Chief Financial Officer

September 7, 2007	/s/ ANGELA M. LACOUR

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