Form 10-K
period 2007-10-31
STEWART ENTERPRISES INC
filed 2007-12-21
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-15449
STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)

1333 South Clearview Parkway Jefferson, Louisiana (Address of principal executive offices)	70121 (Zip Code)
Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class Class A Common Stock, No Par Value Preferred Stock Purchase Rights	Name of Exchange on which registered The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2007, was approximately $707,000,000.
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of November 30, 2007, was 94,671,012 and 3,555,020, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement in connection with the 2008 annual meeting of shareholders are incorporated in Part III of this Report.

Stewart Enterprises, Inc.
and Subsidiaries

Cautionary Note
     This annual report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A. “Risk Factors.” Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
PART I
Item 1. Business
Operations
     Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2007, our operations included 221 funeral homes and 139 cemeteries in 24 states within the United States and in Puerto Rico.
     General. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 110 funerals and 160 burials per year, our facilities perform an average of approximately 270 funerals and 375 burials per year. In addition, approximately 41 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.
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
     Funeral operations. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Funeral operations accounted for 53 percent of our revenues for fiscal year 2007.
     Cemetery operations. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. Cemetery operations accounted for approximately 47 percent of our revenues for fiscal year 2007, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 38 percent of our total cemetery acreage is available for future development.
     Combination funeral home and cemetery operations. Approximately 47 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment and personnel, including a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.
     Third-party affiliations. We have entered into various agreements with faith-based organizations and non-profit entities and plan to pursue more of these types of affiliations. In 1987, we entered into an agreement with the Catholic Archdiocese of New Orleans pursuant to which we constructed and own a mausoleum on one of our cemeteries, and the Archdiocese of New Orleans assists in the promotion of the sale of crypts in the mausoleum to Catholic parishioners of the Archdiocese of New Orleans. The Company pays the Archdiocese of New Orleans a percentage of the revenue from the sale of all crypts in the mausoleum. Additionally, in fiscal year 1994, we constructed a funeral home and mausoleum on the grounds of the New Orleans Cemetery of the Firemen’s Charitable and Benevolent Association, a non-profit organization. We own and operate the funeral home and mausoleum.
     In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2007, five of these funeral homes were operating, and on November 2, 2007, we opened the sixth funeral home. The leases expire in 2039, and we do not have an option to renew. We account for these leases as operating leases. In October 2007, we entered into a contract with the Archdiocese of Los Angeles to manage the preneed sales at eleven of the Archdiocese cemeteries. We expect sales to begin in 2008.
     We have a mausoleum construction and sales business, Acme Mausoleum Corporation (“ACME”), which constructs community mausoleums on third-party cemetery property and assists in the selling effort of these crypts. In return for these services, ACME receives a sales commission for the crypts sold and construction revenue. Over the last 50 years, ACME has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states.
     Preneed arrangements. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,000 commissioned sales counselors. We estimate that as of October 31, 2007, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.
     Customization, personalization and packages. Our market research indicated that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options, such as designing a funeral service to reflect the special interests or accomplishments of the deceased. We developed a custom funeral planning program that as of 2006 was implemented in all of our funeral homes and is part of our regular training process. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. In addition, in late 2006, we implemented new funeral package pricing which provides value to our families by simplifying the selection process while enhancing the services we provide. We believe that our product and service offerings have enhanced the experiences provided to families at our funeral homes and have contributed to increased revenues per sale.
     Enhanced cremation and alternative service offerings. In fiscal years 2007, 2006 and 2005, 39 percent, 39 percent and 37 percent, respectively, of the funeral services we performed in our continuing operations were cremations. A significant trend in the United States is an increasing preference of consumers for cremation. According to industry estimates, 32 percent of funeral services in the United States during 2005 resulted in cremations, and cremations are expected to represent 39 percent of funeral services in the United States by the year 2010. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations. Our 22 alternative service firms are generally located in leased premises and have lower overhead than traditional funeral homes. These firms primarily offer direct cremations with limited additional products and services. Although death care arrangements at these locations are typically less expensive than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets.
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
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our investment portfolio and for our prearranged funeral, merchandise and cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services exclusively to our trusts for a fee. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 20 to the consolidated financial statements included in Item 8. ITI is registered with the SEC under the Investment Advisers Act of 1940. As of October 31, 2007, ITI managed assets with a market value of approximately $909.2 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. ITI operates within the guidelines of a formal investment policy established by the Investment Committee of our Board of Directors. The policy emphasizes diversification and preservation of principal while seeking appropriate levels of current income and capital appreciation.
     Management. We have an experienced management team. Many of our divisional and regional managers owned and operated their own funeral homes and cemeteries and joined us when we acquired their business. Our management structure is designed to allow local funeral home directors and cemetery managers substantial flexibility in deciding how their businesses will be managed and how their products and services will be priced and merchandised. At the same time, financial and strategic goals are established by management at the corporate level.
     As of October 31, 2007, we were divided into two geographic operating divisions in the United States, each of which was managed by a division president and chief financial officer. Our operating divisions are further divided into regions, each of which is managed by a regional vice president. We also have a Corporate Division, which manages our corporate services, such as accounting and treasury, information systems, human resources, training and communications, and a Sales and Marketing Division responsible for sales teams in all operating divisions. From time to time, we may increase, reduce or realign our divisions and regions.
     Centralized support services. Our Shared Services Center, which we opened in 1997, was developed for the standardization and centralization of all of our facilities’ administrative and support processes such as accounting, management reporting, payroll, trust administration, contract processing, accounts payable processing, accounts receivable collection and other services. It allows us to decrease our costs without diminishing service by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance telephone services. In 2006, we instituted a centralized purchasing department to provide additional momentum in negotiating favorable supplier contracts. During 2007, we implemented a new financial software system which has created efficiencies and is expected to create further efficiencies as we leverage knowledge of the new system. We will also implement a new contract processing industry-specific software in 2008 that is expected to create further efficiencies. As we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved through our Shared Services Center and expect to manage much of our growth with our existing infrastructure. Additionally, we have a centralized formal training strategy and began implementation of standardized marketing programs to enhance sales effectiveness.
     Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2007, 2006 and 2005, see Note 20 to our consolidated financial statements included in Item 8.
Business Strategy
     Implement new long-term strategic plan. Our new long-term business strategy has three components: our “Best in Class Initiative,” our “Innovation Initiative” and our “Acquisition Initiative.” Our focus for fiscal year 2008 will be on our “Best in Class Initiative.” This initiative aims to improve performance at the rooftop level by giving all managers the same key metrics by which they can measure their performance and by providing tools to facilitate the sharing of best practices by key metric. For example, one of the key metrics is an increase in the number of funeral calls. If funeral calls are below expectations, our program provides various suggestions taken from our best performing locations that the manager can use to help grow funeral calls. We will also seek to strengthen our performance-oriented company culture and to refocus management time and attention on improving field operations. The goal of our Best in Class Initiative is to generate a higher return on assets and to grow profits and cash flow.
     Our “Innovation Initiative” will seek to generate new growth opportunities tangential but not tied to the growth of our base business.
     Our “Acquisition Initiative” is to acquire businesses and implement our Best in Class Initiatives in these newly-acquired businesses. Our Acquisition Initiative will be ongoing and will proceed as appropriate acquisition opportunities are found. We will evaluate acquisition opportunities that make sense for our business strategy at prices we believe will result in satisfactory returns.

     Improve key metrics. We continue to believe that increasing cemetery property sales, funeral calls and preneed funeral sales is important to the growth of our business. These goals have been a key focus of our company for our last four fiscal years, and we plan to continue to focus on them as we implement our Best in Class Initiative.
     We view preneed cemetery property sales as the catalyst for growth in our cemetery segment as they create a customer base for all our businesses. These sales also result in high margins and produce positive cash flow. We have transitioned to personalized selling, and in addition to responding to requests generated by our media campaigns, our salespeople have been successful in obtaining referrals from their existing customer base, allowing them to assist new customers with their cemetery and funeral needs.
     We continue to develop and implement strategies to drive at-need and preneed funeral growth throughout our organization. We are using the most successful tactics of our top performing funeral homes to develop strategies to drive funeral call growth throughout our organization with an increased focus on preneed funeral sales. We believe that the continuous addition of preneed funeral contracts to our backlog is a primary driver of sustainable long-term growth in the number of families served by our funeral homes.
     Continue focus on improving cash flow and controlling costs. We plan to continue our focus on improving our cash flow and continue controlling our costs by, among other things, obtaining volume discounts from suppliers and leveraging our operating costs through clustering and combination operations. Additionally, we have been incentivizing local managers to control costs by tying their compensation more closely to the profitability of the locations they manage. During fiscal year 2006, we established a director of purchasing position to provide additional focus and momentum in negotiating favorable long-term contracts with our supplier base. In 2007, we completed the sale of $250.0 million of convertible notes which will significantly decrease our future interest payments and improve cash flow.
     Continue focus on customer and employee satisfaction. Part of our strategic plan focuses on putting people first – customers and employees. We have conducted market research to obtain a clearer understanding of customer service expectations and are measuring the results through one of our key metrics – a customer service rating. We also seek to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for all key employee positions. We continue to invest in the professional growth of our employees through numerous programs.
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
     Deploy cash flow. We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, repurchase stock, construct funeral homes on cemeteries of unaffiliated third parties and make acquisitions of or investments in death care or related businesses are attractive options. We believe that growing our organization through such acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure.
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

     Large public death care companies have also experienced consolidation. In 1999, The Loewen Group, Inc., at the time the second largest provider and a primary competitor for acquisitions, entered into bankruptcy proceedings. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, merged with Service Corporation International in 1999. The Loewen Group emerged from bankruptcy as Alderwoods Group, Inc. and was acquired by Service Corporation International in November 2006.
     During the 1990s, we grew rapidly primarily through acquisitions of funeral homes and cemeteries both domestically and abroad, financed by new equity and debt capital. We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing and restructuring debt. During fiscal year 2000 through fiscal year 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 through 2007, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. We believe, at the right pricing, that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure.
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
     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2005 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.8 million in 2000 to 98.6 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.
     Growing demand for cremation. A significant trend in the United States is an increasing preference of consumers for cremations. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. For additional information, including information about our strategies to address this trend, see “Operations – Enhanced cremation and alternative service offerings.”
Competition
     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of limited services or products. Discount retailers have begun marketing caskets at prices that are sometimes substantially lower than what we offer. Consumers also can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet. Market share for funeral services and cemetery property is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important, and price can be especially important for funeral and cemetery merchandise. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of preneed funeral services.
     Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Additional information about the trend toward cremation and our strategies to address that trend can be found under the heading “Operations – Enhanced cremation and alternative service offerings.”
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
Employees
     As of October 31, 2007, we employed approximately 5,500 persons, and we believe that we maintain a good relationship with our employees. Approximately 140 of our employees are represented by labor unions or collective bargaining units.
Additional Information
     Our business was incorporated as a Louisiana corporation in 1970. Our principal executive offices are located at 1333 South Clearview Parkway, Jefferson, Louisiana 70121, and our telephone number is 504-729-1400. Our website address is www.stewartenterprises.com, where all of our public filings are available free of charge on the same day they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.
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

Risks Related to Our Business
We have experienced a decline in funeral call volume for a number of years due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
     We experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2001 to 2007, we experienced same-store funeral call volume changes of (1.5) percent, (2.6) percent, (1.0) percent, 0.4 percent, (0.2) percent and (2.2) percent, respectively. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term. Declines in same-store funeral calls can adversely affect revenues and profits if not offset by increases in average revenue per call or other sources of revenue.
Price competition could reduce market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.
     Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products including, in recent years, internet providers. From time to time, this price competition has caused us to lose market share in some markets. In other markets, we have had to reduce prices, thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and backlog and potentially impact our annual goodwill impairment analysis.
     Discount retailers sell caskets at prices substantially lower than prices we offer. Consumers also can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet. Competition from these sources could reduce our casket sales, which could adversely affect funeral revenues and margins.
Increased advertising and better marketing by competitors, as well as increased offering of products or services over the Internet, could cause us to lose market share and revenues or cause us to incur increased costs or to decrease prices in order to retain or recapture market share.
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
     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Earnings and investment gains and losses on trusts and escrow accounts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the trusts, and we may not choose the optimal mix for any particular market condition. The size of the trusts depends upon the level of preneed sales and maturities, the amount of ordinary income and investment gains or losses and funds added through acquisitions, if any. Declines in earnings from cemetery perpetual care trusts would cause a decline in current cash flows and revenues, while declines in earnings from other trusts and escrow accounts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial position and results of operations.
     At October 31, 2007, we had net unrealized gains in our preneed funeral and cemetery merchandise and services trusts totaling $20.7 million and $8.4 million, respectively, based on the adjusted cost basis of the investments, and had other than temporary declines of $74.3 million and $40.9 million, respectively, from the original cost basis. Unrealized gains and losses in those trusts have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. Over time, gains and losses realized in the trusts are allocated to underlying preneed contracts and affect the amount of the trust earnings we record when we deliver the underlying products or services. Accordingly, if the market value of these investments does not improve, the trusts may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. At October 31, 2007, we had net unrealized gains in our cemetery perpetual care trusts of $13.2 million based on the adjusted cost basis of the investments and had other than temporary declines of $32.8 million from the original cost basis. Unrealized gains and losses in the cemetery perpetual care trusts do not affect current earnings but unrealized losses could limit the capital gains available to us and could result in lower returns and lower current revenues than we have historically achieved.
Increased preneed sales may have a negative impact on current cash flow and earnings.
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
     We may not be successful in maintaining our margins and may incur additional costs. For example, we have experienced increased property and casualty insurance costs primarily as a result of Hurricanes Katrina, Wilma and Rita. We have also incurred significant legal costs to defend unanticipated class action litigation and the SEC investigation. We will incur additional costs in fiscal year 2008 in conjunction with improving our business systems. In addition, the cost of certain commodities, particularly copper which represents a large component of our bronze markers sold in our cemetery business, has increased significantly. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Our business is subject to the risk of losses due to hurricanes and other natural disasters.
     Our Company is headquartered in the New Orleans metropolitan area, and approximately 75 of our funeral homes and 45 of our cemeteries, along with our mausoleum construction and sales business, Acme Mausoleum, are located near the Gulf Coast in southern Texas, Louisiana, Mississippi, Alabama and Florida, along the eastern coasts of Florida, and North and South Carolina and in Puerto Rico. These areas are periodically threatened by hurricanes, which can damage our properties, interrupt our business and disrupt the lives of our customers and employees. We are also at risk for tornadoes at our locations in the midwestern United States and for earthquakes at our locations along the west coast of the United States.
     In fiscal year 2005 our business was adversely affected by Hurricanes Katrina, Wilma and Rita. We believe that a significant portion of the loss we experienced due to Hurricane Katrina should be covered by insurance, but we cannot predict the long-term effects on our operations because of the economic conditions currently existing in the New Orleans metropolitan area or the timing and amount of collection of insurance recoveries.
Our Chairman may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of shareholders.
     As of October 31, 2007, our Chairman, Frank B. Stewart, Jr., held 7,248,727 shares (or approximately 8 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 33 percent of our total voting power, while holding approximately 11 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.
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
     The counterparties to the call options we purchased and warrants we sold may engage in hedging activities and modify their hedge positions from time to time prior to the conversion or maturity of our senior convertible notes, particularly around the time of any conversion of the notes. These hedging activities may include purchasing and selling shares of our Class A common stock, or other of our securities, or other instruments, including over-the-counter derivative instruments. The effect, if any, of these activities on the trading price of our Class A common stock or the senior convertible notes will depend in part on market conditions at the time and cannot be reasonably predicted at this time. Any of these activities could adversely affect the trading price of our Class A common stock and the value of the senior convertible notes. For additional information about the call options we purchased and the warrants we sold, see Note 14 to our consolidated financial statements included in Item 8.
Exercise of the outstanding warrants could dilute the ownership interests of our existing stockholders.
     Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. For additional information, see Note 14 to our consolidated financial statements included in Item 8.
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
     The FASB issued an exposure draft reflecting the proposed new rules on August 31, 2007, and we believe the FASB plans to issue final guidance in January 2008.
     Accordingly, if the proposed new rules are adopted as currently anticipated, we expect to record higher interest expense relating to the senior convertible notes beginning in fiscal 2009. Additionally, interest expense related to the senior convertible notes reported in prior periods would be higher than previously reported due to the retrospective application of the new rules. We cannot predict whether or when the new rules will be adopted nor whether they will be adopted as proposed. We do not expect any changes in accounting for the senior convertible notes to affect our past or future reported cash flows relating to the senior convertible notes, and the changes would not affect our actual cash interest payments on these notes.
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
We may not be able to consummate significant acquisitions of or investments in death care or related businesses successfully.
     Although we have not made any significant acquisitions in recent years, we may in the future. Also, our “Innovation Initiative” calls for us to seek to generate new growth opportunities tangential but not tied to the growth of our base business. Any such acquisitions and investments have risks. We may fail to identify suitable candidates, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to our lack of experience operating or investing in new areas and to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.

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
     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline and could cause a decline in the number of preneed sales being delivered, both of which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.
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
A weakening economy could decrease preneed sales and average revenue per at-need event.  Declines in preneed cemetery property sales would reduce current revenue.  Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share.
       A weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the past, a decline in preneed sales. A reduction in discretionary spending could also decrease prices and amounts at-need customers are willing to pay. Geopolitical concerns could lower consumer confidence, which could also decrease discretionary spending.
We have experienced an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations, which we believe is part of the continuing national trend toward increased cremation.
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39 percent of deaths in the United States by the year 2010, compared to 32 percent in 2005. In fiscal years 2005, 2006 and 2007, 37 percent, 39 percent and 39 percent, respectively, of the funeral services we performed in our continuing operations were cremations, and 54 percent, 56 percent and 56 percent of those were direct cremations, respectively. A full service cremation, which includes a funeral service, a casket and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. During fiscal year 2006 and 2007, we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service funerals and cremations. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our geographic operating segments as of October 31, 2007:

	Number of
	Funeral	Number of
Operating Segment	Homes	Cemeteries	Geographic Areas
Western Division — Funeral	115		Alabama, Arkansas, California, Illinois, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington

Western Division – Cemetery		47	Alabama, Arkansas, California, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington, Wisconsin

Eastern Division – Funeral	106		Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

Eastern Division – Cemetery		92	Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

	221	139

     As of October 31, 2007, approximately 76 percent of our 221 funeral home locations were owned by our subsidiaries, and approximately 24 percent were held under operating leases. The leases have terms ranging from one to 15 years, except for one lease that expires in 2032 and five leases with the Archdiocese of Los Angeles that expire in 2039. An aggregate of $0.2 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
     As of October 31, 2007, we owned 139 cemeteries covering a total of approximately 9,908 acres. Approximately 38 percent of the total acreage is available for future development.
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

Name	Age	Position
Thomas J. Crawford	54	President, Chief Executive Officer and Director(1)

Thomas M. Kitchen	60	Senior Executive Vice President, Chief Financial Officer and Director(2)

Brent F. Heffron	58	Executive Vice President and President—Eastern Division(3)

Lawrence B. Hawkins	59	Executive Vice President and President—Investors Trust, Inc.

G. Kenneth Stephens, Jr.	46	Executive Vice President and President—Western Division(4)

Kenneth G. Myers, Jr.	50	Senior Vice President of Finance(5)

Larry Merington	53	Senior Vice President of Sales and Marketing(6)

Martin de Laurèal	56	Senior Vice President of Corporate Development and Investor Relations(7)

Lisa T. Winningkoff	40	Vice President and Senior Administrative Officer(8)

Lewis J. Derbes, Jr.	36	Vice President, Secretary and Treasurer(9)

Angela M. Lacour	35	Vice President, Corporate Controller and Chief Accounting Officer(10)

(1)	Mr. Crawford has served as our President, Chief Executive Officer and a Director since March 31, 2007. Prior to that, he served on behalf of Sorenson Capital Partners, a private equity group, as Chief Executive Officer of Erickson Companies, a regional residential framing company with manufacturing operations in Arizona, California and Nevada. From 2003 to 2004, he was a Senior Consultant to Carew, International, a sales process consulting and training company. He was Chairman, Chief Executive Officer and President of publicly-traded The York Group, Inc., one of the largest casket manufacturers in the U.S., from 2000 until its merger with Matthews International Corporation in 2002. From 1997 to 1999, he was Executive Vice President of Sales and Marketing of Lozier Corporation, a manufacturer of retail display fixtures and systems. From 1979 to 1997, he served in various positions with the Batesville Casket Company, a leading manufacturer and supplier of caskets, including Vice President and General Manager – Hardwood Products Group, Vice President of New Business Development, Vice President of Marketing and Vice President of Logistics. Additionally, he held the positions of Director of Corporate Development for both the Batesville Casket Company and its parent company, Hillenbrand Industries.

(2)	Mr. Kitchen has served as Senior Executive Vice President since March 31, 2007 and as Chief Financial Officer since December 2, 2004. He has also served as a director since February 18, 2004. From June 30, 2006 until Mr. Crawford’s appointment as President and Chief Executive Officer on March 31, 2007, Mr.

Kitchen served as acting Chief Executive Officer. From July 2003 until he became our Chief Financial Officer, he served as an investment management consultant with Equitas Capital Advisors, LLC. From 1987 to 1999, he was Chief Financial Officer of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers. He served as President of Avondale from 1999 to 2002, after Avondale’s acquisition by Litton Industries, which was subsequently acquired by Northrop Grumman Corporation.

(3)	Mr. Heffron has served as Executive Vice President and President of our Eastern Division since July 14, 2005. From November 1, 1998 to July 13, 2005, he served as Executive Vice President and President of our Southern Division.

(4)	Mr. Stephens has served as Executive Vice President and President of our Western Division since July 14, 2005. From January 31, 2000 to July 13, 2005, he served as Senior Vice President and President of our Eastern Division. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(5)	Mr. Myers has served as Senior Vice President of Finance since February 20, 2006. He has also served as a consultant to the Company from February 2005 to February 2006. From July 2004 through February 2006, he provided consulting services specializing in Sarbanes-Oxley compliance. From 2001 to 2004, he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels. From 1992 to 2001, he served as Vice President of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers, which was subsequently acquired by Northrop Grumman Corporation.

(6)	Mr. Merington was appointed Senior Vice President of Sales and Marketing on September 17, 2007. From 2005 to 2007, he was the Chief Operating Officer of Ace Bayou, a furniture and pet products corporation in Kenner, Louisiana. From 2003 to 2005, Mr. Merington was the Vice President of Business Development at New York Environmental Services, a medical waste company. After the terrorist attack on the United States on September 11, 2001, he was called to active duty for one year as a commander in the U.S. Air Force in Afghanistan. From 1996-2001, he served in various senior management roles at Browning-Ferris Industries before becoming president of its Gas Services Division.

(7)	On November 1, 2007, Mr. de Laurèal was appointed Senior Vice President of Corporate Development and Investor Relations. He joined the Company in 1977 and has held numerous management positions, including serving as Vice President of Corporate Development in the 1990s.

(8)	Since December 2005, Ms. Winningkoff has served as Vice President and Senior Administrative Officer. From December 2004 to December 2005, she served as the Company’s Compensation and Benefits Director. From July 2002 through December 2004, she served as the Director of Compliance. She joined the Company in June 1991 and held several financial and accounting positions, including Assistant Treasurer and Director of Financial Reporting.

(9)	Mr. Derbes has served as Vice President, Secretary and Treasurer since May 2005. Prior to joining the Company, Mr. Derbes served as Chief Financial Officer of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels, from 2002 through 2004 and as Operations Manager of Kirschman’s LLC, a furniture retailer, from late 2004 until joining the Company.

(10)	On July 10, 2006, Ms. Lacour was appointed Vice President, Corporate Controller and Chief Accounting Officer. She joined the Company in February 1997, and has served in a variety of financial and accounting positions including as Director of Financial Reporting and, most recently, as Assistant Corporate Controller since March 2001. Prior to joining the Company, Ms. Lacour was an auditor with KPMG LLP for four years.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class A common stock trades on the NASDAQ Global Select Market under the symbol STEI. On November 30, 2007, the closing sale price as reported by the NASDAQ Stock Market was $8.20. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the NASDAQ Stock Market. As of November 30, 2007, there were 1,130 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2007
Fourth Quarter	$9.13	$6.25
Third Quarter	8.43	6.79
Second Quarter	8.50	7.05
First Quarter	7.18	5.88

Fiscal Year 2006
Fourth Quarter	$6.40	$5.07
Third Quarter	6.09	4.96
Second Quarter	6.04	4.87
First Quarter	5.93	4.78
     There is no established public trading market for our Class B common stock. As of November 30, 2007, our Chairman, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2007, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 33 percent of our total voting power and held approximately 11 percent of our outstanding equity.
Dividends
     The Company has paid a quarterly cash dividend of two and one-half cents per share of common stock since April 2005. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our secured senior credit facility. See Note 14 to the consolidated financial statements included in Item 8.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     As indicated by the table below, there were no purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased as	dollar value of shares
	Total number	Average price	part of publicly	that may yet be
	of shares	paid per	announced	purchased under the
Period	purchased	share	plans or programs(1)	plans or programs
August 1, 2007 through August 31, 2007	—	$—	—	$—

September 1, 2007 through September 30, 2007	—	$—	—	$—

October 1, 2007 through October 31, 2007	—	$—	—	$—

Total	—	$—	—	$—

(1)	On September 19, 2007, we announced that our Board of Directors had authorized a new $25.0 million stock repurchase program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending upon market conditions and other factors. No repurchases were made during the fourth quarter of 2007. As of December 20, 2007, we had repurchased 1.4 million shares for $11.4 million at an average price of $8.14 per share under this program. On December 20, 2007, we announced a $25.0 million increase in this program.
Item 6. Selected Financial Data
Reclassifications
          The following selected consolidated financial data for the fiscal years ended October 31, 2003 through October 31, 2007 are derived from our audited consolidated financial statements, as reclassified. The data for fiscal years 2003 through 2006 have been reclassified to reflect certain businesses as discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as discussed in footnote 1 to the table below and in Note 2(w) to the consolidated financial statements included in Item 8. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
Comparability of Information in Selected Consolidated Financial Data Table
          As discussed in more detail in the footnotes to the table below and in the related footnotes to the consolidated financial statements included in Item 8, the following are the main factors that materially affect the comparability of the revenues, gross profits and assets reflected in the selected financial data:
•	In fiscal year 2004, we adopted Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).

•	In fiscal year 2005, we changed our method of accounting for preneed selling costs.

•	In fiscal year 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

•	All businesses sold in fiscal years 2003 through 2007 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(1)
	2007		2006		2005		2004		2003
Statement of Earnings Data:
Total revenues	$522,817		$514,230		$488,909		$489,626		$473,534
Total gross profit	112,430		114,613		101,479		114,349		97,563

Earnings from continuing operations	$39,314		$37,580		$8,303		$30,575		$1,034
Earnings (loss) from discontinued operations	499		13		1,551		6,117		(19,066)
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit in 2005)	—		—		(153,180	)(1)	—		—

Net earnings (loss)	$39,813	(2)(3)(4)(5)	$37,593	(3)(4)(5)	$(143,326	)(3)(4)(5)(6)	$36,692	(4)(5)	$(18,032	)(4)(5)(7)

Per Share Data:
Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.38		$.35		$.08		$.28		$.01
Earnings (loss) from discontinued operations	.01		—		.01		.06		(.18)
Cumulative effect of change in accounting principle	—		—		(1.40)		—		—

Net earnings (loss)	$.39	(2)(3)(4)(5)	$.35	(3)(4)(5)	$(1.31	)(1)(3)(4)(5)(6)	$.34	(4)(5)	$(.17	) (4)(5)(7)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.38		$.35		$.08		$.28		$.01
Earnings (loss) from discontinued operations	.01		—		.01		.06		(.18)
Cumulative effect of change in accounting principle	—		—		(1.40)		—		—

Net earnings (loss)	$.39	(2)(3)(4)(5)	$.35	(3)(4)(5)	$(1.31)	(1)(3)(4)(5)(6)	$.34	(4)(5)	$(.17	) (4)(5)(7)

Dividends declared per common share	$.10		$.10		$.075		$—		$—

	Year Ended October 31,(8)
	2004	2003
Pro forma amounts assuming 2005 change in accounting principle for preneed selling costs was applied retroactively:
Net earnings (loss)	$30,739	$(24,721)

Basic earnings (loss) per common share	$.28	$(.23)

Diluted earnings (loss) per common share	$.28	$(.23)

	October 31,
	2007	2006	2005	2004	2003
Balance Sheet Data :
Assets	$2,438,974	$2,380,577	$2,335,609	$2,511,508	$2,504,161
Long-term debt, less current maturities	450,115	374,020	406,859	415,080	488,180
Shareholders’ equity	423,318	446,893	439,453	587,978	552,731

Selected Consolidated Operating Data

	Year Ended October 31,(1)
	2007	2006	2005	2004	2003
Operating Data:

Funeral homes in operation at end of period	221	229	231	242	299

At-need funerals performed	38,072	38,937	39,264	42,542	48,544
Prearranged funerals performed	21,275	21,799	22,076	23,891	22,538

Total funerals performed	59,347	60,736	61,340	66,433	71,082

Prearranged funerals sold	29,953	30,738	28,967	29,296	28,563
Backlog of prearranged funerals at end of period	329,617	333,592	326,672	337,879	347,785

Cemeteries in operation at end of period	139	143	144	147	148
Interments performed	49,283	52,255	52,436	53,149	53,830

(1)	Effective November 1, 2004, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales to expense them as incurred, which resulted in a $254.2 million ($153.2 million after tax, or $1.40 per diluted share) charge for the cumulative effect of the change in accounting principle. For additional information, see Note 3(b) to the consolidated financial statements included in Item 8.

Effective April 30, 2004, we implemented FIN 46R which resulted in the consolidation of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. Our financial statements were not restated to reflect the implementation of FIN 46R. Accordingly, the implementation of FIN 46R is reflected in our fiscal year 2004, 2005, 2006 and 2007 financial statements, but not in our financial statements for fiscal year 2003. The implementation of FIN 46R affects classifications within the balance sheet, statement of earnings and statement of cash flows, but has no material effect on shareholders’ equity, net cash flow or the recognition and reporting of revenues or net earnings. For a more detailed discussion, see Notes 2(k) and 4 through 7 to the consolidated financial statements included in Item 8.

Effective November 1, 2005, we implemented SFAS No. 123R, using the modified prospective application transition method. Our financial statements were not restated to reflect this implementation. Accordingly, the implementation of SFAS No. 123R is reflected in our fiscal year 2007 and 2006 financial statements but not in our financial statements for fiscal years 2005, 2004 and 2003. For additional information, see Note 18 to the consolidated financial statements included in Item 8.

All businesses sold in fiscal years 2003 through 2007 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. The operating data presented represents activity related to our total operations for the respective year. See Note 2(w) to the consolidated financial statements included in Item 8.

(2)	In the third quarter of fiscal year 2007, we recorded a charge for the loss on early extinguishment of debt of $0.7 million as a result of our senior convertible debt transaction.

(3)	In fiscal year 2006, we recorded $3.2 million in business interruption insurance proceeds in funeral and cemetery revenue related to Hurricane Katrina, which struck the New Orleans metropolitan area and Mississippi and Alabama Gulf Coasts on August 29, 2005. In fiscal years 2007, 2006 and 2005, we also recorded $(2.5) million, $1.6 million and ($9.4) million, respectively, in net recoveries (expenses) related to Hurricane Katrina. See Note 22 to the consolidated financial statements included in Item 8.

(4)	During fiscal years 2007 and 2006, we recorded $0.6 million and $1.0 million, respectively, in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions. During the fourth quarter of 2005, we restructured our operating divisions and incurred $1.5 million in related severance charges. During fiscal years 2004 and 2003, we incurred $3.4 million and $2.5 million, respectively, in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 13 to the consolidated financial statements included in Item 8.

(5)	In fiscal year 2003, we incurred charges for the impairment of certain long-lived assets related to our divestiture plan of $9.6 million in continuing operations and $22.2 million in discontinued operations In fiscal year 2004, we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations and $2.4 million in discontinued operations. In fiscal year 2005, we recorded gains on dispositions, net of impairment losses, of $1.3 million in continuing operations and $1.1 million in discontinued operations. In fiscal year 2006, we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations. In fiscal year 2007, we have closed on the sale of 11 businesses. See Note 12 to the consolidated financial statements included in Item 8.

(6)	In the first quarter of fiscal year 2005, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million to write off fees associated with the previous credit facility. In the second quarter of fiscal year 2005, we completed the private offering of our 6.25 percent senior notes and recorded a charge for early extinguishment of debt of $30.0 million representing the bond tender premium, related fees and expenses and the write-off of unamortized fees related to our 10.75 percent senior subordinated notes. In the third quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes. For additional information, see Note 14 to the consolidated financial statements included in Item 8.

(7)	In the third quarter of 2003, we incurred an $11.3 million charge related to the redemption of our Remarketable Or Redeemable Securities (“ROARS”).

(8)	The pro forma data presented for fiscal years 2003 and 2004 is reported as if the fiscal year 2005 change in accounting principle had occurred at the beginning of fiscal year 2003.
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
Overview of Fiscal Year 2007
          For fiscal year 2007, we had net earnings of $39.8 million compared to a $37.6 million for fiscal year 2006. Fiscal year 2007 earnings from continuing operations increased by $1.7 million to $39.3 million compared to $37.6 million for fiscal year 2006.
          Funeral revenue decreased $0.9 million from $280.2 million in fiscal year 2006 to $279.3 million in fiscal year 2007. During fiscal year 2006 we recorded an increase of $1.6 million in funeral revenue related to an out of period adjustment and $2.8 million of business interruption insurance proceeds related to the 2005 hurricanes. During 2007, our same-store funeral operations experienced an increase in the average revenue per traditional funeral service of 3.4 percent and an increase in average revenue per cremation service of 7.4 percent. The increase in the average revenue per traditional funeral and cremation service were partially offset by a shift in mix to lower-priced cremation services resulting in an overall increase in the same-store average revenue per funeral service of 3.5 percent. We also experienced a decrease in same-store funeral services performed of 2.2 percent. The cremation rate for our same-store operations was 39.3 percent for fiscal year 2007 compared to 38.6 percent for fiscal year 2006.

          Cemetery revenue increased $9.5 million from $234.0 million in fiscal year 2006 to $243.5 million in fiscal year 2007 due to increases in construction during the period on various cemetery projects and an increase in gross cemetery property sales. These increases were partially offset by a decrease in merchandise delivery revenue due in part to a decrease in interments and an increase in the reserve for cancellations, which was due in large part to an improvement in the reserve for cancellations in the prior year following Hurricane Katrina.
          Funeral gross profit decreased $2.3 million due primarily to the decrease in revenue discussed above and a $1.4 million increase in expenses. The increase in expenses is primarily due to an increase in property, casualty and general liability insurance costs along with a $0.7 million impairment charge related to funeral licenses in the state of Maryland. Cemetery gross profit increased $0.1 million.
          There was a $4.1 million increase in hurricane related charges in 2007 over 2006. We recorded a $2.5 million charge for net hurricane related costs in 2007 compared to a $1.6 million recovery in 2006. Interest expense decreased $4.5 million due to a 282 basis-point decrease in the average rate during the year. The decrease in the average rate is primarily due to additional interest incurred in fiscal year 2006 on the Company’s 6.25 percent senior notes as a result of the Company’s inability to timely complete a required exchange offer and due in part to the reduction in interest resulting from the issuance of $250.0 million of senior convertible notes. In June 2007, we issued $125.0 million of 3.125 percent senior convertible notes and $125.0 million of 3.375 percent senior convertible notes, and we prepaid our Term Loan B. As a result of this transaction, we recorded a charge for the loss of early extinguishment of debt of $0.7 million. We recognized tax expenses and benefits during fiscal year 2007. The largest of these was a $4.2 million income tax benefit due to the utilization of a capital loss carry forward and the completion of an audit in the Commonwealth of Puerto Rico, resulting in a lower effective tax rate of 31.5 percent for fiscal year 2007 compared to 36.0 percent for fiscal year 2006.
          Cash flow from operations decreased from $90.1 million for the year ended October 31, 2006 to $81.9 million for the year ended October 31, 2007, due primarily to $14.8 million in unusual trust withdrawals received during fiscal year 2006 associated with the deferred revenue project compared to $2.1 million in 2007. In addition, we made net tax payments of $9.3 million during 2007 compared to $4.2 million in 2006 due to a net operating loss carryforward utilized in fiscal year 2006. There were also $1.3 million of net cash inflows recorded related to Hurricane Katrina in 2007 compared to $3.8 million of cash outflows in 2006. Lastly, we received $2.1 million due to the execution of a lease of our mineral rights at one of our cemeteries to an outside third-party.
          During fiscal year 2007, we repurchased 7,698,000 shares of our Class A common stock in connection with the June 2007 senior convertible debt transaction for $64.2 million and paid $10.2 million, or $0.10 per share, in dividends. In addition, in September 2007, the Board approved a new $25.0 million stock repurchase program, and in December 2007 increased the program by an additional $25.0 million.
          For fiscal year 2007, we experienced a 6.2 percent increase in cemetery property sales and a 1.1 percent decrease in preneed funeral sales.
          Reconstruction of our largest funeral operation in New Orleans began in early fiscal year 2007 and was completed in November 2007. Our second largest funeral home in New Orleans reopened in the second quarter of 2007.
          We discovered certain adjustments that relate to prior accounting periods while preparing our quarterly report for the three months ended July 31, 2006 and our annual report for the year ended October 31, 2006, which are reflected in this annual report. See Note 2(v) to the consolidated financial statements included in Item 8. We do not believe these adjustments were quantitatively or qualitatively material to our financial position, results of operations and cash flows for the year ended October 31, 2006 or to any of our prior annual or quarterly financial statements. As a result, we did not restate any prior period amounts.

Preneed — Backlog, Trust Portfolio and Cash Impact of Sales
Overview
          We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 2(i), 2(j), 2(k), and Notes 4 through 7 to the consolidated financial statements included in Item 8.
Backlog
          We estimate that as of October 31, 2007 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $2.0 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This represents the face value of the backlog plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. As of October 31, 2007, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.7 billion.
Trust Portfolio
          We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Because a portion of the funds we receive from preneed sales are deposited into the trusts and invested in a variety of debt and equity securities and other investments, the performance of the trusts’ investments can affect our current and future revenue streams. We recognize earnings and losses realized by preneed funeral and cemetery merchandise and services trusts at the time of delivery of underlying products and services. We recognize all earnings and losses realized by our cemetery perpetual care trusts currently, including capital gains and losses in those jurisdictions where capital gains can be withdrawn and used for cemetery maintenance. Because approximately 59 percent of our total trust portfolio is currently invested in a diversified group of equity securities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate over time if the overall stock market declines.
          The following table presents the overall annual realized return in our domestic trusts.

1991-1999	2000	2001	2002	2003	2004	2005	2006	2007
8-9%	5.8%	6.3%	4.3%	4.8%	2.6%	4.3%	5.1%	4.8%
These returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses. Unrealized gains or losses include temporary and other than temporary gains and losses. For fiscal year 2007, including realized and unrealized gains and losses, we achieved an 8.2 percent return on our funeral and cemetery merchandise and services trusts and a 6.3 percent return on our perpetual care trusts, compared to 12.7 percent and 11.0 percent, respectively, for fiscal year 2006. For the last three fiscal years ended October 31, 2007, our preneed funeral and cemetery merchandise and services trusts experienced an average annual return of 9.2 percent, and our perpetual care trusts experienced an average annual return of 6.9 percent.
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

          We determine whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. In addition, we periodically review our investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value, which is allocated to the non-controlling interests in the trusts. This affects our footnote disclosure but does not have an effect on our financial statements, since the trust portfolio is already marked to market value each quarter. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts and escrow accounts had other than temporary declines of $74.3 million and $40.9 million, respectively, as of October 31, 2007, from their original cost basis. They had net unrealized appreciation of $20.7 million and $8.4 million, respectively, as of October 31, 2007 resulting from temporary unrealized gains and losses. See Notes 4 and 5 to the consolidated financial statements included in Item 8.
          Our cemetery perpetual care trust accounts had other than temporary declines of $32.8 million as of October 31, 2007, from their original cost basis. They had net unrealized appreciation of $13.2 million as of October 31, 2007 resulting from temporary unrealized gains and losses. See Note 6 to the consolidated financial statements included in Item 8. Unrealized gains and losses in the cemetery perpetual care trusts and escrow accounts do not affect current earnings but unrealized losses could limit the capital gains available to us and could eventually result in lower returns and lower revenues than we have historically achieved from these trusts.
          Aggregate unrealized losses for twelve months or longer for temporarily impaired investments totaled $19.8 million at October 31, 2007, up from $11.2 million at October 31, 2006. While the loss has increased, based on review of the individual securities and the criteria the Company uses to determine impairment of 20 percent or more for a period of six months or longer, we do not believe these securities are other than temporarily impaired. Of the $19.8 million, approximately 49 percent, or $9.6 million, were generated by preferred stock investments and 47 percent, or $9.3 million, were generated by common stock investments. The common stocks are represented by assets in 30 companies of which 28 are included in the Standard and Poor’s 500 Index (“S&P 500 Index”). The market value of these securities represents approximately 10 percent of the market value of the securities in our trust portfolio. The preferred stocks are primarily in the financial services sector which has experienced a decline in market value due to increasing mortgage rates, softening of the housing market and losses in the subprime mortgage market. The vast majority of these companies are rated A or better by S&P, Moody’s or Fitch, and all continue to pay dividends demonstrating their financial stability. Although we cannot predict future stock prices, our management expects that the financial services sector and the S&P 500 Index will continue to recover and that these stocks may recover along with the overall Index. We also have the ability and intent to hold these investments for the forecasted recovery period.
          Whether or not we classify an investment as temporarily impaired or other than temporarily impaired has no effect on our basic consolidated financial statements (i.e., balance sheet, statement of earnings, statement of cash flows and statement of shareholders’ equity) because the investments are marked to market value each quarter and are included in the financial statements at current market value in accordance with our accounting under Financial Accounting Standards Board Interpretations Number 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The classification only affects the footnote presentation. The cost basis of investments classified as other than temporarily impaired is reduced to market value in the “Adjusted Cost Basis” column in Notes 4, 5 and 6, whereas other investments are included in that column at their actual cost basis.
          We perform a separate analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we determine which trusts are in a net loss position by comparing the aggregate market value of the trust’s investments with the aggregate actual cost basis of the investments. If the aggregate cost basis exceeds the aggregate market value of the investments, the trust is considered to be in a net loss position. For trusts in a net loss position, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of proceeds for contracts associated with the trusts in question as of that particular balance sheet date. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of proceeds to the estimated costs to deliver the contracts, which consist primarily of merchandise costs. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our backlog. Due to the margins of our preneed contracts and the trust portfolio returns we have enjoyed, there is currently substantial capacity for additional market depreciation before a contract loss would result.
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
          Commissions related to preneed funeral and preneed cemetery services and merchandise sales are expensed as incurred. See Note 3(b) to the consolidated financial statements included in Item 8 for a discussion of the change in accounting for preneed selling costs in fiscal year 2005.
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
Allowance for Doubtful Accounts and Sales Cancellations
          Management must make estimates of the uncollectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of historical collection and write-off experience. In addition, we establish a reserve for sales cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction in cemetery revenue. We also establish an allowance for cancellations of insurance commissions based on historical experience for cancellations of insurance contracts within the period of refundability. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.
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
Valuation of Goodwill
          In our determination of reporting units for goodwill impairment testing purposes, both qualitative and quantitative characteristics are evaluated. Gross margins are analyzed for purposes of determining whether or not our operating divisions are considered economically similar. Our division presidents also review a variety of metrics when assessing the performance of our regions. Qualitative factors include the nature of our products and services, consistency of products and services and the delivering of those products and services in our funeral homes and cemeteries, the similarity of class of customers across all locations and regulations in different jurisdictions. Based on our evaluation, we have 13 reporting units. See Note 2(g) to the consolidated financial statements included in Item 8 for additional information.
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
          Our goodwill impairment test involves estimates and management judgment using a discounted cash flow valuation methodology. Step two of our impairment test involves determining estimates of the fair values of our assets and liabilities. We may obtain assistance from third parties in assessing the fair value of certain of our assets, primarily real estate, in performing our step two analysis. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for these assets. Goodwill amounted to $273.3 million and $271.3 million as of October 31, 2007 and 2006, respectively.
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
          The estimated liability on the uninsured litigation and employment-related claims are established by management based upon the recommendations of professionals who perform a review of both reported claims and estimate a liability for incurred but not reported claims. These liabilities include the estimated settlement costs. Although management believes estimated liabilities related to uninsured claims are adequately recorded, it is possible that actual results could significantly differ from the recorded liabilities.
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
          We accrue for legal costs related to loss contingencies as the services are provided. If a settlement is determined to be probable, then an estimate is recorded for the settlement at that time.
Results of Operations
          The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 12 to the consolidated financial statements included in Item 8. For a discussion of our segments, see Note 20 to the consolidated financial statements included in Item 8. As there have been no material acquisitions or construction of new locations in fiscal years 2007 and 2006, results from continuing operations reflect those of same-store locations.

Comparison of Fiscal Year 2007 to Fiscal Year 2006
Year Ended October 31, 2007 Compared to Year Ended October 31, 2006 — Continuing Operations
Funeral Operations

	Year Ended October 31,		Increase
	2007	2006	(Decrease)
	(In millions)
Funeral Revenue:
Eastern Division	$117.1	$116.3	$.8
Western Division	143.8	146.1	(2.3)
Corporate Trust Management (1)	18.4	17.8	.6

Total Funeral Revenue	$279.3	$280.2	$(.9)

Funeral Costs:
Eastern Division	$99.3	$97.9	$1.4
Western Division	116.4	116.6	(.2)
Corporate Trust Management (1)	.7	.5	.2

Total Funeral Costs	$216.4	$215.0	$1.4

Funeral Gross Profit:
Eastern Division	$17.8	$18.4	$(.6)
Western Division	27.4	29.5	(2.1)
Corporate Trust Management (1)	17.7	17.3	.4

Total Funeral Gross Profit	$62.9	$65.2	$(2.3)

			Change in Same-	Same-Store
	Change in Average		Store Funeral	Cremation Rate
Same-Store Analysis	Revenue Per Call		Services	2007	2006
Eastern Division	2.4%		(1.3)%	35.1%	33.3%
Western Division	4.1%		(2.8)%	42.5%	42.5%
Total	3.5	%(1)	(2.2)%	39.3%	38.6%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2007 and 2006 were $5.9 million and $5.5 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in total average revenue per call presented, but not in the Eastern and Western divisions’ average revenue per call. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2007 and 2006 were $12.5 million and $12.3 million, respectively.
Consolidated Operations — Funeral
          Total funeral revenue from continuing operations decreased $0.9 million, or 0.3 percent, for the year ended October 31, 2007, compared to the corresponding period in 2006. Our same-store businesses achieved a 3.4 percent increase in the average revenue per traditional funeral service and a 7.4 percent increase in the average revenue per cremation service. The increase in the average revenue per traditional funeral and cremation service were partially offset by a shift in mix to lower-priced cremation services. This resulted in an overall 3.5 percent increase in the average revenue per funeral service in our same-store businesses. The cremation rate for our same-store operations was 39.3 percent for the year ended October 31, 2007 compared to 38.6 percent for the year ended October 31, 2006. We also recorded $1.6 million in funeral revenue related to an out of period adjustment and $2.8 million in business interruption insurance proceeds related to the 2005 hurricanes for the year ended October 31, 2006. We experienced a 2.2 percent decrease in the number of funeral services performed by our same-store businesses, or 1,304 events out of the 58,631 total same-store events performed. We believe the primary factors contributing to the increases in our average revenue per traditional and cremation service were normal inflationary price increases, more effective merchandising and packaging, and our focus on training and personalization.
          Funeral gross profit from continuing operations decreased from $65.2 million in the year ended October 31, 2006 to $62.9 million in the year ended October 31, 2007 due primarily to the decreases in revenue discussed above and a $1.4 million increase in expenses. The increase in expenses is primarily due to an increase in property, casualty and general liability insurance costs, along with a $0.7 million impairment charge related to funeral licenses in the state of Maryland. Prior to October 2007, funeral licenses in the state of Maryland were restricted to a specific number that had previously been limited under Maryland law. The law changed in October 2007, and these restrictions are no longer in place; therefore, the value of these assets has been impaired, and an impairment charge was recorded.
Segment Discussion — Funeral
          Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the same-store average revenue per funeral service of 2.4 percent. The increase in average revenue is partially offset by a 1.3 percent decrease in the number of funeral services performed by our same-store businesses. For fiscal year 2006, funeral revenue in the Western division segment was increased by a $1.1 million out of period adjustment and $2.8 million in business interruption insurance proceeds related to the 2005 hurricanes. The Western division experienced a 2.8 percent decrease in the number of funeral services performed by our same-store businesses, partially offset by an increase in the same-store average revenue per funeral service of 4.1 percent. Funeral revenue in the corporate trust management segment increased $0.6 million primarily due to an increase of $0.4 million in trust management fees and $0.2 million in funeral trust earnings.
          Funeral gross profit for the Eastern division funeral segment decreased primarily due to an increase in expenses. The increase in expenses is primarily due to an increase in property, casualty and general liability insurance costs along with a $0.7 million impairment charge for funeral licenses in the state of Maryland, as described above. Funeral gross profit for the Western division funeral segment decreased primarily due to the decrease in revenue as discussed above without a corresponding decrease in expenses. Expenses for the Western division funeral segment would have decreased more significantly were it not for an increase in property, casualty and general liability insurance.
          As demonstrated in the table above, the same-store cremation rate increased for the Eastern division funeral segments and was flat for the Western division funeral segment.
Cemetery Operations

	Year Ended October 31,		Increase
	2007	2006	(Decrease)
	(In millions)
Cemetery Revenue:
Eastern Division	$143.2	$136.8	$6.4
Western Division	90.4	87.8	2.6
Corporate Trust Management (1)	9.9	9.4	.5

Total Cemetery Revenue	$243.5	$234.0	$9.5

Cemetery Costs:
Eastern Division	$122.2	$112.8	$9.4
Western Division	71.2	71.3	(.1)
Corporate Trust Management (1)	.6	.5	.1

Total Cemetery Costs	$194.0	$184.6	$9.4

Cemetery Gross Profit:
Eastern Division	$21.0	$24.0	$(3.0)
Western Division	19.2	16.5	2.7
Corporate Trust Management (1)	9.3	8.9	.4

Total Cemetery Gross Profit	$49.5	$49.4	$.1

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2007 and 2006 were $5.3 million and $4.9 million and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2007 and 2006 were $4.6 million and $4.5 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations — Cemetery
          Cemetery revenue from continuing operations increased $9.5 million, or 4.1 percent, for the year ended October 31, 2007, compared to the corresponding period in 2006, primarily due to an increase in construction during the period on various cemetery projects and an increase in gross cemetery property sales. The increase is due in part to serving customers interested in large cemetery property purchases such as private estates. These increases were partially offset by a decrease in merchandise delivery revenues due in part to a decrease in interments and an increase in the reserve for cancellations, which was due in part to an improvement in the reserve for cancellations in the prior year following Hurricane Katrina. Gross cemetery property sales increased 6.2 percent for the year ended October 31, 2007 compared to the year ended October 31, 2006 from $107.7 million to $114.4 million and represent the aggregate contract price of cemetery property sale contracts entered into during the period. Gross cemetery property sales are deferred until either ten percent is collected or if construction occurs. Cemetery gross profit from continuing operations increased $0.1 million from $49.4 million in fiscal year 2006 to $49.5 million in fiscal year 2007.
          We experienced an average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trusts for the year ended October 31, 2007 resulting in revenue of $10.2 million, compared to 4.6 percent for the corresponding period in 2006 resulting in revenue of $10.1 million. Perpetual care trust earnings are included in the geographic segments’ revenue and gross profit. See Note 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
Segment Discussion — Cemetery
          Cemetery revenue in the Eastern division cemetery segment increased primarily due to an increase in construction during the year on various cemetery projects, partially offset by a decrease in merchandise delivery revenue. Cemetery revenue in the Western division cemetery segment increased primarily due to increases in cemetery property sales, partially offset by a decrease in merchandise delivery revenue. Cemetery revenue in the corporate trust management segment increased $0.5 million primarily due to a $0.4 million increase in trust management fees and a $0.1 million increase in trust earnings recognized upon the delivery of preneed cemetery merchandise and services.
          Cemetery gross profit for the Eastern division decreased primarily due to an increase in expenses associated with the increase in revenue and due to an increase in property, casualty and general liability insurance costs. Cemetery gross profit for the Western division increased due to increases in revenue noted above and due to out of period adjustments in fiscal year 2007 which had a $1.3 million positive impact to gross profit.
Discontinued Operations
          Included in discontinued operations for the year ended October 31, 2007 were gains on dispositions, net of impairment losses, of $0.6 million compared to $(0.2) million recognized for the year ended October 31, 2006. Revenues for fiscal year 2007 were $2.8 million compared to $3.9 million in fiscal year 2006. The effective tax rate for our discontinued operations for the year ended October 31, 2007 was a 38.2 percent expense compared to a

116.3 percent benefit for the same period in 2006. For additional information, see Notes 12 and 17 to the consolidated financial statements included in Item 8.
Other
          For the year ended October 31, 2007, hurricane related charges, net of recoveries, increased $4.1 million from net recoveries of $1.6 million in fiscal year 2006 to net charges of $2.5 million in fiscal year 2007. These charges were due to repairs at locations damaged by Hurricane Katrina. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. We could incur immaterial hurricane related charges in the first quarter of fiscal year 2008, but do not expect any material hurricane related charges after that. For additional information, see Note 22 to the consolidated financial statements included in Item 8.
          Interest expense decreased $4.5 million to $25.1 million for the year ended October 31, 2007 compared to $29.6 million for the same period in 2006 due primarily to a 282 basis-point decrease in the average interest rate during the year. The decrease in the average rate is primarily due to additional interest incurred in fiscal year 2006 on the Company’s 6.25 percent senior notes as a result of the Company’s inability to timely complete a required exchange offer and due in part to the reduction in interest resulting from the issuance of $250.0 million of senior convertible notes.
          The effective tax rate for our continuing operations for the year ended October 31, 2007 was 31.5 percent compared to 36.0 percent for the year ended October 31, 2006. The reduced rate in fiscal year 2007 was primarily caused by a tax benefit of $3.4 million attributable to the utilization of a capital loss carryforward, coupled with a tax benefit of $0.8 million attributable to the completion and settlement of an audit by the Commonwealth of Puerto Rico for tax periods 1999, 2000 and 2001. For additional information, see Note 17 to the consolidated financial statements included in Item 8.
          We experienced an $11.9 million decrease in current receivables and a $8.3 increase in long-term receivables from October 31, 2006 to October 31, 2007. The decrease in current receivables is primarily due to declines in insurance receivables. We recorded $10.0 million in insurance proceeds receivable related to Hurricane Katrina at October 31, 2006 and received the entire amount during the first quarter of 2007. The increase in long-term receivables is due in part to a $2.4 million increase in tax receivables and an increase in installment receivables associated with preneed cemetery property sales.
          The $18.9 million increase in long-term deferred tax assets is primarily due to the $21.0 million tax benefit resulting from the senior convertible debt transaction and related purchase of call options.
          The $4.2 million increase in other assets is primarily related to a change in deferred charges related to the senior convertible debt transaction.
          The $7.2 million increase in accounts payable is primarily due to improved management of the payables process due in part to the implementation of the Oracle financial software system.
          As of October 31, 2007, our outstanding debt totaled $450.3 million. On June 27, 2007, we issued $125.0 million aggregate principal amount of 3.125 percent senior convertible notes due 2014 and $125.0 million aggregate principal amount of 3.375 percent senior convertible notes due 2016. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $6.2 million. We had net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt). Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million in negotiated transactions which reduced our shareholder’s equity.
Preneed Sales into and Deliveries out of the Backlog
          Preneed funeral sales decreased 1.1 percent for the year ended October 31, 2007 compared to the same period in 2006. This decrease is primarily due to a decline in preneed funeral sales in our Eastern division due to the selection of a new preneed insurance vendor and increased regulatory requirements for licensing.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $179.2 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $76.9 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2007 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $182.5 million (including $74.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2006. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $145.2 million for the year ended October 31, 2007, compared to $151.8 million for the corresponding period in 2006, resulting in net increases in the backlog of $34.0 million and $30.7 million for the years ended October 31, 2007 and 2006, respectively.
Comparison of Fiscal Year 2006 to Fiscal Year 2005
Overview of Fiscal Year 2006
          For fiscal year 2006, we had net earnings of $37.6 million compared to a net loss of $143.3 million for fiscal year 2005. Contributing to the net loss in 2005 was an after-tax charge of $153.2 million for the cumulative effect of change in accounting principle related to the change in our method of accounting for preneed selling costs effective November 1, 2004. Fiscal year 2006 earnings from continuing operations increased by $29.3 million to $37.6 million compared to $8.3 million for fiscal year 2005. Contributing to the increase were charges for the loss on early extinguishment of debt in 2005 of $32.8 million related to the refinancing of our senior secured credit facility and our 10.25 percent senior subordinated notes. Funeral gross profit increased $4.0 million, and cemetery gross profit increased $9.1 million. Corporate general and administrative expenses increased $12.3 million in 2006 due primarily to a $3.6 million increase in professional fees associated with our defense of class action litigation, a $2.5 million increase in professional fees related to the amended SEC filings, a $1.5 million increase in expenses related to expanded and improved training and a $1.2 million increase due to the adoption of SFAS No. 123R. We also recorded a $1.6 million recovery for net hurricane-related costs compared to a $9.4 million charge in 2005. Further discussion of the effect of the 2005 hurricanes can be found below in Note 22 to the consolidated financial statements included in Item 8.
          Funeral revenue increased $9.5 million from $270.7 million in fiscal year 2005 to $280.2 million in fiscal year 2006 primarily due to an increase in average revenue per call of 1.9 percent and business interruption insurance proceeds of $2.8 million offset by a 0.2 percent decrease in funeral services performed by same-store businesses. Same-store results include the three funeral homes impacted by Hurricane Katrina. Excluding these funeral homes, average revenue per call increased 1.7 percent and same-store funeral call growth increased 0.3 percent. Cemetery revenue increased $15.8 million from $218.2 million in fiscal year 2005 to $234.0 million in fiscal year 2006 due to increases in revenue from the sale of cemetery property, increases in merchandise deliveries, increases in perpetual care trust earnings and decreases in the reserve for cancellations, offset by a decrease in construction during the year on various cemetery projects.
          For fiscal year 2006, we achieved a 13.5 percent increase in preneed funeral sales. We also experienced a 7.6 percent increase in cemetery property sales.
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
          We discovered certain adjustments that relate to prior accounting periods while preparing our quarterly report for the three months ended July 31, 2006 and our annual report for the year ended October 31, 2006, which are reflected in this annual report. See Note 2(v) to the consolidated financial statements included in Item 8. We do not believe these adjustments are quantitatively or qualitatively material to our financial position, results of operations and cash flows for the year ended October 31, 2006 or to any of our prior annual or quarterly financial statements. As a result, we have not restated any prior period amounts.
Year Ended October 31, 2006 Compared to Year Ended October 31, 2005 — Continuing Operations

	Year Ended October 31,		Increase
	2006	2005	(Decrease)
	(In millions)
Funeral Revenue:
Eastern Division	$116.3	$113.0	$3.3
Western Division	146.1	138.8	7.3
Corporate Trust Management (1)	17.8	18.9	(1.1)

Total Funeral Revenue	$280.2	$270.7	$9.5

Funeral Costs:
Eastern Division	$97.9	$94.5	$3.4
Western Division	116.6	114.5	2.1
Corporate Trust Management (1)	.5	.5	—

Total Funeral Costs	$215.0	$209.5	$5.5

Funeral Gross Profit:
Eastern Division	$18.4	$18.5	$(.1)
Western Division	29.5	24.3	5.2
Corporate Trust Management (1)	17.3	18.4	(1.1)

Total Funeral Gross Profit	$65.2	$61.2	$4.0

				Same-Store
	Change in Average		Change in Same-Store	Cremation Rate
Same-Store Analysis (2)	Revenue Per Call		Funeral Services	2006	2005
Eastern Division	3.3%		(.7)%	33.3%	31.1%
Western Division	2.0%		1.0%	42.5%	42.0%
Total	1.9	%(1)(2)	(.2)%	38.6%	37.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2006 and 2005 were $5.5 million and $5.4 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2006 and 2005 were $12.3 million and $13.5 million, respectively.

(2)	On August 29, 2005, Hurricane Katrina struck the New Orleans metropolitan area and severely damaged three of our funeral homes located in that area, which is part of our Western division. This same-store analysis includes these three funeral homes which had revenue of $10.2 million and $8.1 million for fiscal years 2006 and 2005, respectively, and performed 1,575 and 1,726 funeral services in 2006 and 2005, respectively. Excluding these three funeral homes, the increase in average revenue per call for the Western division and the Company was 1.7 percent and 1.7 percent, respectively, and the change in same-store funeral services for the Western division and the Company was 1.5 percent and 0.3 percent, respectively.

Consolidated Operations — Funeral
          Total funeral revenue from continuing operations increased $9.5 million, or 3.5 percent, for the year ended October 31, 2006, compared to the corresponding period in 2005. Our same-store businesses achieved a 3.8 percent increase in the average revenue per traditional funeral service and a 1.5 percent increase in the average revenue per cremation service. These increases were partially offset by a decrease in trust earnings recognized upon the delivery of preneed funerals. This resulted in an overall 1.9 percent increase in the average revenue per funeral service for our same-store businesses. We also recorded $2.8 million in business interruption insurance proceeds related to the 2005 hurricanes. We experienced a 0.2 percent decrease in the number of funeral services performed by our same-store businesses, or 123 events out of the 59,968 total same-store events performed, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these three funeral homes, same-store funeral services increased 0.3 percent. We believe a number of factors contributed to the increases in our average revenue per traditional and cremation service. We believe the primary factors were normal inflationary price increases, more effective merchandising and packaging, our focus on training, customized funeral planning and personalization and the funeral call incentive compensation program.
          Funeral gross profit from continuing operations increased $4.0 million from $61.2 million in the year ended October 31, 2005 to $65.2 million in the year ended October 31, 2006 due primarily to the increases in revenues described above. The cremation rate for our same-store operations was 38.6 percent for the year ended October 31, 2006 compared to 37.3 percent for the year ended October 31, 2005.
Segment Discussion — Funeral
          Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the average revenue per funeral service in the same-store businesses of 3.3 percent, partially offset by a 0.7 percent decrease in the number of funeral services performed by the same-store businesses. Funeral revenue in the Western division segment increased primarily due to $2.8 million in business interruption insurance proceeds and due to increases in the average revenue per funeral service and the number of funeral services performed by the same-store businesses of 2.0 percent and 1.0 percent, respectively, which includes the impact of Hurricane Katrina on our New Orleans funeral homes. Excluding these funeral homes, average revenue per same-store funeral service and same-store funeral services increased 1.7 percent and 1.5 percent, respectively, for the Western division funeral segment. Funeral revenue in the corporate trust management segment decreased due primarily to a decrease in trust earnings recognized upon the delivery of preneed funerals of $1.2 million, partially offset by an increase in trust management fees of $0.1 million.
          Funeral gross profit for the Eastern division funeral segment decreased primarily due to increased general and administrative expenses. Direct funeral costs (which primarily include salaries and wages, merchandise costs, selling costs and maintenance) also increased. Funeral gross profit for the Western division funeral segment increased due to the increases in revenue discussed above.
          As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division funeral segments.

Cemetery Operations

	Year Ended October 31,		Increase
	2006	2005	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$136.8	$127.4	$9.4
Western Division	87.8	79.6	8.2
Corporate Trust Management (1)	9.4	11.2	(1.8)

Total Cemetery Revenue	$234.0	$218.2	$15.8

Cemetery Costs:
Eastern Division	$112.8	$111.7	$1.1
Western Division	71.3	65.7	5.6
Corporate Trust Management (1)	.5	.5	—

Total Cemetery Costs	$184.6	$177.9	$6.7

Cemetery Gross Profit:
Eastern Division	$24.0	$15.7	$8.3
Western Division	16.5	13.9	2.6
Corporate Trust Management (1)	8.9	10.7	(1.8)

Total Cemetery Gross Profit	$49.4	$40.3	$9.1

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2006 and 2005 were $4.9 million and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2006 and 2005 were $4.5 million and $6.3 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations – Cemetery
     Cemetery revenue from continuing operations increased $15.8 million, or 7.2 percent, for the year ended October 31, 2006, compared to the corresponding period in 2005, primarily due to increases in revenue from the sale of cemetery property, an increase in merchandise delivery revenue, an increase in perpetual care trust earnings and a decrease in the reserve for cancellations, offset by a decrease in construction during the year on various cemetery projects. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. In 2005, we recorded approximately $1.6 million of increased reserve for cancellations related to the areas affected by Hurricane Katrina. Gross cemetery property sales increased 7.6 percent for the year ended October 31, 2006 compared to the year ended October 31, 2005 from $100.1 million to $107.7 million. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period.
     We experienced an average return, excluding unrealized gains and losses, of 4.6 percent in our perpetual care trusts for the year ended October 31, 2006 resulting in revenue of $10.1 million, compared to 3.8 percent for the corresponding period in 2005 resulting in revenue of $8.2 million. Perpetual care trust earnings are included in the geographic segments’ revenue and gross profit. See Note 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
     Cemetery gross profit from continuing operations increased $9.1 million from $40.3 million in the year ended October 31, 2005 to $49.4 million in the year ended October 31, 2006. The increase is due to the increase in revenue described above partially offset by increased costs. Due to the high fixed-cost nature of the cemetery business, increases in revenue can result in a disproportionate increase in gross profit.
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
     Cemetery gross profit for the Western division and Eastern division cemetery segments increased due to the revenue increases discussed above partially offset by increased costs. Due to the high fixed-cost nature of the cemetery business, increases in revenue can result in a disproportionate increase in gross profit.
Discontinued Operations
     Included in discontinued operations for the year ended October 31, 2006 were gains on dispositions, net of impairment losses, of less than $(0.2) million compared to $1.1 million that was recognized for the year ended October 31, 2005. Revenues for fiscal year 2006 were $3.9 million compared to $5.7 million in fiscal year 2005. The effective tax rate for our discontinued operations for the year ended October 31, 2006 was a 116.3 percent benefit compared to a 13.9 percent expense for the same period in 2005. For additional information, see Notes 12 and 17 to the consolidated financial statements included in Item 8.
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
     We reported losses on dispositions of ($0.1) million in continuing operations for the year ended October 31, 2006. In 2005, we recorded $1.3 million in gains on dispositions, net of impairment losses. For additional information, see Note 12 to the consolidated financial statements included in Item 8. The charges are presented in the “Gains on dispositions and impairment (losses), net” line item in the consolidated statement of earnings.
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
     The effective tax rate for our continuing operations for the year ended October 31, 2006 was 36.0 percent compared to 26.4 percent for the year ended October 31, 2005. The reduced rate in 2005 was primarily due to the greater impact of the dividend exclusion on a reduced level of book income caused by increased costs associated with the early extinguishment of debt and hurricane recovery costs. For additional information, see Note 17 to the consolidated financial statements included in Item 8.
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
Preneed Sales into and Deliveries out of the Backlog
     We achieved a 13.5 percent increase in preneed funeral sales for the year ended October 31, 2006 compared to the same period in 2005.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $182.5 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $74.5 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2006 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $169.5 million (including $71.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2005. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $151.8 million for the year ended October 31, 2006, compared to $146.5 million for the corresponding period in 2005, resulting in net increases in the backlog of $30.7 million and $23.0 million for the years ended October 31, 2006 and 2005, respectively.

Liquidity and Capital Resources
Cash Flow
Comparison of Fiscal Year 2007 to Fiscal Year 2006
     Our operations provided cash of $81.9 million for the year ended October 31, 2007, compared to providing cash of $90.1 million for the corresponding period in 2006. The change in operating cash flow is due to cash inflows of $2.1 million of extraordinary trust withdrawals in 2007 compared to cash inflows of $14.8 million for trust withdrawals in 2006 related to the deferred revenue project. Also, $9.3 million of tax payments (net of refunds) were made during the year ended October 31, 2007 compared to $4.2 million of tax payments (net of refunds) for the comparable period in 2006 due to a net operating loss carryforward utilized in fiscal year 2006. There were $1.3 million of net cash inflows recorded related to Hurricane Katrina in 2007 compared to $3.8 million of cash outflows in 2006. The timing of receipt of insurance proceeds does not match the timing of cash spending related to Hurricane Katrina. Lastly, we received $2.1 million due to the execution of a lease of our mineral rights at one of our cemeteries to an outside third-party.
     Our investing activities resulted in a net cash outflow of $34.2 million for the year ended October 31, 2007, compared to a net cash outflow of $21.4 million for the comparable period in 2006. For the year ended October 31, 2007, capital expenditures amounted to $35.3 million, which included $18.9 million for maintenance capital expenditures, $3.5 million for growth initiatives, $8.4 million related to Hurricane Katrina and $4.5 million related to the implementation of two new business systems. For the year ended October 31, 2006, capital expenditures amounted to $28.9 million, which included $20.7 million for maintenance capital expenditures, $2.9 million for growth initiatives and $5.3 million related to Hurricane Katrina. We also purchased several properties in fiscal year 2007 resulting in a net cash outflow of $5.2 million. For the year ended October 31, 2007, there was a net cash inflow of $2.5 million for insurance proceeds related to hurricane damaged properties compared to $6.0 million as of October 31, 2006.
     Our financing activities resulted in a net cash outflow of $20.1 million for the year ended October 31, 2007, compared to a net cash outflow of $65.4 million for the comparable period in 2006. This change is primarily due to net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt) in fiscal year 2007 compared to $33.2 million of debt repayments in fiscal year 2006. A $30.0 million unscheduled Term Loan B payment was made during the second quarter of 2006. In June 2007, we issued $250.0 million in senior convertible notes as described in Note 14 to the consolidated financial statements included in Item 8. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $6.2 million. Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million, compared to $22.0 million in stock repurchases for the same period in 2006 under our stock repurchase program in effect at that time.
Comparison of Fiscal Year 2006 to Fiscal Year 2005
     Our operations provided cash of $90.1 million for the year ended October 31, 2006, compared to providing cash of $52.8 million for the corresponding period in 2005. For the year ended October 31, 2005, we recorded $25.5 million for premiums paid for the early extinguishment of debt related to the debt refinancings in 2005. The remaining increase is primarily due to a reduction in interest payments of $6.8 million primarily due to a change in the timing of interest payment dates. These increases in cash flow were partially offset by $3.8 million of cash outflows in excess of insurance proceeds recorded related to Hurricane Katrina compared to $2.5 million in 2005, and cash inflows of $14.8 million for trust withdrawals associated with the deferred revenue project during the year ended October 31, 2006 compared to $18.7 million for the same period in 2005. The timing of receipt of insurance proceeds does not match the timing of cash spending related to Hurricane Katrina.
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
     Our financing activities resulted in a net cash outflow of $65.4 million for the year ended October 31, 2006, compared to a net cash outflow of $21.4 million for the comparable period in 2005. The change was due primarily to debt repayments of $33.2 million in the year ended October 31, 2006 (a $30.0 million unscheduled payment on our Term Loan B was made in the second quarter of 2006) compared to net repayments of $6.8 million in the comparable period of 2005 ($440.0 million in proceeds of long-term debt and $446.8 million in repayments of long-term debt). Stock option exercises in fiscal year 2005 resulting in issuances of common stock amounted to $13.6 million compared to $0.4 million in fiscal year 2006. Stock repurchases under our stock repurchase program then in effect amounted to $22.0 million and $13.7 million for the year ended October 31, 2006 and 2005, respectively. We also reinstated our dividend program in the second quarter of 2005, therefore, fiscal year 2006 contains four quarters of dividend payments for a total of $10.7 million compared to only three quarters in fiscal year 2005 for a total of $8.2 million.
Stock Repurchase Plan
     On September 19, 2007, we announced a new stock repurchase program, authorizing the investment of up to $25.0 million in the repurchase of our common stock. Repurchases under the program are limited to our Class A common stock, and will be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Since the inception of the new program through October 31, 2007, we had not repurchased any shares of our Class A Common Stock under this program. As of December 20, 2007, we had repurchased 1,400,000 shares for $11.4 million under the program at an average price of $8.14 per share. On December 20, 2007, we announced a $25.0 million increase in this program.
Contractual Obligations and Commercial Commitments
     On June 27, 2007, we issued $125.0 million aggregate principal amount of 3.125 percent senior convertible notes due 2014 and $125.0 million aggregate principal amount of 3.375 percent senior convertible notes due 2016 and prepaid the remaining balance of our Term Loan B. For additional information, see Note 14 to the consolidated financial statements included in Item 8 and “Liquidity and Capital Resources — Cash Flow” above.
     As of October 31, 2007, our outstanding debt balance totaled $450.3 million. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2007.

		Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2008	2009 - 2010	2011– 2012	Thereafter
Long-term debt obligations (1)	$450.3	$.2	$—	$—	$450.1
Interest on long-term debt (2)	134.3	21.0	41.3	41.3	30.7
Operating lease agreements (3)	31.9	4.3	7.0	3.7	16.9
Non-competition and other agreements (4)	2.7	1.7	.7	.3	—

	$619.2	$27.2	$49.0	$45.3	$497.7

(1)	See below for a breakdown of future scheduled principal payments and maturities of our long-term debt by type as of October 31, 2007.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. Our future minimum lease payments as of October 31,

2007 were $4.3 million, $3.9 million, $3.1 million, $2.1 million, $1.6 million and $16.9 million for the years ending October 31, 2008, 2009, 2010, 2011, 2012 and later years, respectively.

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
     As of October 31, 2007, our outstanding debt balance was $450.3 million, consisting of $250.0 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.3 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of October 31, 2007.

Other
Principally
Seller
	Revolving	Senior		Financing of
Fiscal Year Ending	Credit	Convertible		Acquired
October 31,	Facility	Notes	Senior Notes	Operations	Total
2008	$—	$—	$—	$.2	$.2
2009	—	—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
Thereafter	—	250.0	200.0	.1	450.1

Total long-term debt	$—	$250.0	$200.0	$.3	$450.3

     We also had $13.0 million of outstanding letters of credit as of October 31, 2007, and we are required to maintain a bond to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. The surety company has the right to terminate the bond at any time, and if that were to occur and we were not able to obtain a replacement, we would be required to fund the trusts with cash equal to the bond amount. As of October 31, 2007, the balance of the Florida bond was $30.8 million. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the related prearranged services and products in the future.
     As of October 31, 2007, there were no amounts drawn on our $125.0 million revolving credit facility. As of October 31, 2007, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and bond obligation, was $81.2 million.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of October 31, 2007 consist of the following two items:
(1)	the $30.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 19 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(j) to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2007	2006		2005		2004		2003
3.05 (1)	2.83	(2)	1.34	(3)(4)	1.97	(5)	1.07	(6)

(1)	Pretax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(2)	Pretax earnings for fiscal year 2006 includes a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.2) million.

(3)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on disposition, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(4)	Excludes the cumulative effect of change in accounting principles.

(5)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses

(6)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a noncash charge of $9.6 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.
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

     On June 27, 2007, we issued $125.0 million aggregate principal amount of 3.125 percent senior convertible notes due 2014 and $125.0 million aggregate principal amount of 3.375 percent senior convertible notes due 2016. As part of this transaction, we sold common stock warrants and purchased call options. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the senior convertible notes on our common stock. For additional information about these transactions, see Note 14 to our consolidated financial statements included in Item 8.
Marketable Equity Securities
     As of October 31, 2007 and 2006, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $598.0 million and $613.2 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $59.8 million and $61.3 million, respectively, in the fair value of such accounts.
     Our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, all of which are managed by ITI, are further discussed in “Management’s Discussion and Analysis” in Item 7, and in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.
Interest
     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to our consolidated financial statements included in Item 8.
     As of October 31, 2007, our long-term fixed-rate debt consists of our $200.0 million 6.25 percent senior notes, $125.0 million 3.125 percent senior convertible notes, $125.0 million 3.375 percent senior convertible notes and our third-party debt. On June 27, 2007 we issued the $250.0 million of senior convertible notes. This transaction is further discussed in Note 14 to our consolidated financial statements included in Item 8. As of October 31, 2007 and 2006, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $455.7 million and $203.6 million, respectively, compared to fair values of $457.1 million and $191.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 50 basis points for 2007 and 75 basis points for 2006 would result in changes of approximately $13.3 million and $7.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
     In June 2007, we prepaid the remaining balance of our variable-rate Term Loan B using proceeds from the issuance of the senior convertible notes. As of October 31, 2006, the carrying value of our Term Loan B was $178.1 million compared to a fair value of $177.9 million. Fair value was determined using quoted market prices. Each approximate 10 percent change in the average interest rate applicable to this debt, 75 basis points for 2006, would have resulted in a change of approximately $1.1 million in our pretax earnings. As of October 31, 2007 and 2006, there were no amounts drawn on the revolving credit facility.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.
     As of October 31, 2007 and 2006, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $159.0 million and $103.1 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $3.8 million and $2.4 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

     As of October 31, 2007 and 2006, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $171.1 million and $180.8 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pretax earnings. As such, as of October 31, 2007 and 2006, only $27.1 million and $30.2 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2007 and 2006, would result in changes of less than $0.1 million for 2007 and 2006 in our pretax earnings.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
   Shareholders of Stewart Enterprises, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries at October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3(a) to the consolidated financial statements, the Company changed the method of accounting for share-based compensation effective November 1, 2005. As discussed in Note 3(b) to the consolidated financial statements, the Company changed its method of accounting for preneed selling costs incurred related to the acquisitions of new prearranged funeral and cemetery service and merchandise sales effective as of November 1, 2004.
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
PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 21, 2007

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2007	2006	2005
Revenues:
Funeral	$279,330	$280,237	$270,713
Cemetery	243,487	233,993	218,196

	522,817	514,230	488,909

Costs and expenses:
Funeral	216,375	215,042	209,523
Cemetery	194,012	184,575	177,907

	410,387	399,617	387,430

Gross profit	112,430	114,613	101,479
Corporate general and administrative expenses	(31,143)	(31,739)	(19,440)
Hurricane related recoveries (charges), net	(2,533)	1,628	(9,366)
Separation charges	(580)	(991)	(1,507)
Gains on dispositions and impairment (losses), net	(44)	(153)	1,311
Other operating income, net	1,651	1,333	1,373

Operating earnings	79,781	84,691	73,850
Interest expense	(25,065)	(29,633)	(30,460)
Loss on early extinguishment of debt	(677)	—	(32,822)
Investment and other income, net	3,374	3,676	713

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	57,413	58,734	11,281
Income taxes	18,099	21,154	2,978

Earnings from continuing operations before cumulative effect of change in accounting principle	39,314	37,580	8,303

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	807	(80)	1,802
Income tax expense (benefit)	308	(93)	251

Earnings from discontinued operations	499	13	1,551

Earnings before cumulative effect of change in accounting principle	39,813	37,593	9,854
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit in 2005)	—	—	(153,180)

Net earnings (loss)	$39,813	$37,593	$(143,326)

Basic earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.38	$.35	$.08
Earnings from discontinued operations	.01	—	.01
Cumulative effect of change in accounting principle	—	—	(1.40)

Net earnings (loss)	$.39	$.35	$(1.31)

Diluted earnings (loss) per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle	$.38	$.35	$.08
Earnings from discontinued operations	.01	—	.01
Cumulative effect of change in accounting principle	—	—	(1.40)

Net earnings (loss)	$.39	$.35	$(1.31)

Weighted average common shares outstanding (in thousands):
Basic	102,584	106,855	109,040

Diluted	102,737	106,900	109,205

Dividends declared per common share	$.10	$.10	$.075

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$71,545	$43,870
Marketable securities	262	239
Receivables, net of allowances	60,615	72,554
Inventories	36,061	36,252
Prepaid expenses	6,355	6,428
Deferred income taxes, net	8,621	10,502
Assets held for sale	—	349

Total current assets	183,459	170,194
Receivables due beyond one year, net of allowances	83,608	75,350
Preneed funeral receivables and trust investments	515,053	513,695
Preneed cemetery receivables and trust investments	255,679	257,930
Goodwill	273,286	271,342
Cemetery property, at cost	374,800	370,280
Property and equipment, at cost:
Land	43,767	41,185
Buildings	310,968	290,874
Equipment and other	164,246	149,067

	518,981	481,126
Less accumulated depreciation	213,063	188,826

Net property and equipment	305,918	292,300
Deferred income taxes, net	192,859	173,983
Cemetery perpetual care trust investments	236,503	228,648
Non-current assets held for sale	—	13,265
Other assets	17,809	13,590

Total assets	$2,438,974	$2,380,577

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$2,839
Accounts payable	26,606	19,375
Accrued payroll and other benefits	16,316	17,353
Accrued insurance	21,252	21,803
Accrued interest	5,576	5,822
Other current liabilities	17,958	18,141
Income taxes payable	4,177	3,703

Total current liabilities	92,083	89,036
Long-term debt, less current maturities	450,115	374,020
Deferred preneed funeral revenue	256,603	270,267
Deferred preneed cemetery revenue	284,507	296,324
Non-controlling interest in funeral and cemetery trusts	683,052	653,814
Non-current liabilities associated with assets held for sale	—	8,833
Other long-term liabilities	13,869	12,410

Total liabilities	1,780,229	1,704,704

Commitments and contingencies (Note 19)
Non-controlling interest in perpetual care trusts	235,427	227,141
Non-controlling interest in perpetual care trusts associated with assets held for sale	—	1,839

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 94,865,387 and 101,408,227 shares at October 31, 2007 and 2006, respectively	94,865	101,408
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2007 and 2006; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	583,789	640,648
Accumulated deficit	(258,902)	(298,715)
Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments	11	(3)

Total accumulated other comprehensive income (loss)	11	(3)

Total shareholders’ equity	423,318	446,893

Total liabilities and shareholders’ equity	$2,438,974	$2,380,577

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

						Derivative
				Unearned	Unrealized	Financial
		Additional		Restricted	Depreciation	Instrument	Total
	Common	Paid-In	Accumulated	Stock	of	Gains	Shareholders’
	Stock(1)	Capital	Deficit	Compensation	Investments	(Losses)	Equity
Balance October 31, 2004	$107,885	$673,630	$(192,982)	$(222)	$—	$(333)	$587,978

Comprehensive income (loss):
Net loss	—	—	(143,326)	—	—	—	(143,326)

Other comprehensive income (loss):
Unrealized depreciation of investments, net of deferred tax expense of ($2)	—	—	—	—	(3)	—	(3)
Unrealized appreciation on derivative instrument designated and qualifying as a cash flow hedging instrument, net of deferred tax expense of ($204)	—	—	—	—	—	333	333

Total other comprehensive income (loss)	—	—	—	—	(3)	333	330

Total comprehensive income (loss)	—	—	(143,326)	—	(3)	333	(142,996)

Restricted stock activity	155	936	—	(347)	—	—	744
Issuance of common stock	76	359	—	—	—	—	435
Stock options exercised	2,654	10,513	—	—	—	—	13,167
Tax benefit associated with stock options exercised	—	1,993	—	—	—	—	1,993
Purchase and retirement of common stock	(2,100)	(11,585)	—	—	—	—	(13,685)
Dividends ($.075 per share)	—	(8,183)	—	—	—	—	(8,183)

Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$—	$439,453

							(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unearned
		Additional		Restricted	Unrealized	Total
	Common	Paid-In	Accumulated	Stock	Depreciation	Shareholders’
	Stock(1)	Capital	Deficit	Compensation	of Investments	Equity
Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$439,453

Comprehensive income: net earnings	—	—	37,593	—	—	37,593
Adoption of SFAS No. 123R	—	(569)	—	569	—	—
Restricted stock activity	6	327	—	—	—	333
Issuance of common stock	150	648	—	—	—	798
Stock options exercised	33	149	—	—	—	182
Share-based compensation	—	1,203	—	—	—	1,203
Purchase and retirement of common stock	(3,896)	(18,100)	—	—	—	(21,996)
Dividends ($.10 per share)	—	(10,673)	—	—	—	(10,673)

Balance October 31, 2006	$104,963	$640,648	$(298,715)	$—	$(3)	$446,893

				Unrealized
				Appreciation	Total
	Common	Additional Paid-In	Accumulated	(Depreciation)	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity
Balance October 31, 2006	$104,963	$640,648	$(298,715)	$(3)	$446,893

Comprehensive income:
Net earnings	—	—	39,813	—	39,813

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($8)	—	—	—	14	14

Total other comprehensive income	—	—	—	14	14

Total comprehensive income	—	—	39,813	14	39,827

Restricted stock activity	531	(144)	—	—	387
Issuance of common stock	213	1,249	—	—	1,462
Stock options exercised	411	2,221	—	—	2,632
Share-based compensation	—	1,576	—	—	1,576
Tax benefit associated with stock options exercised	—	76	—	—	76
Purchase and retirement of common stock	(7,698)	(56,503)	—	—	(64,201)
Purchase of call options, net of tax benefit of $21,000	—	(39,000)	—	—	(39,000)
Sale of common stock warrants	—	43,850	—	—	43,850
Dividends ($.10 per share)	—	(10,184)	—	—	(10,184)

Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$39,813	$37,593	$(143,326)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	153,180
(Gains) on dispositions and impairment losses, net	(565)	327	(2,401)
Impairment of hurricane damaged properties	—	—	11,661
Loss on early extinguishment of debt	677	—	32,822
Premiums paid on early extinguishment of debt	—	—	(25,463)
Depreciation and amortization	27,638	25,666	25,709
Provision for doubtful accounts	9,756	6,795	10,077
Share-based compensation	1,576	1,203	—
Excess tax benefits from share-based payment arrangements	(153)	(11)	—
Tax benefit on stock options exercised	—	—	1,993
Provision (benefit) for deferred income taxes	4,337	14,281	(543)
Other	2,019	3,371	518
Changes in assets and liabilities:
Increase in receivables	(7,795)	(22,256)	(14,155)
(Increase) decrease in inventories and cemetery property	(4,365)	(4,193)	1,246
Increase in accounts payable and accrued expenses	1,741	10,454	7,018
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	4,167	4,567	4,141
Decrease in deferred preneed funeral revenue	(15,435)	(15,375)	(13,628)
Increase in funeral non-controlling interest	10,867	5,058	2,449
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	5,042	3,479	1,192
Increase (decrease) in deferred preneed cemetery revenue	(11,807)	10,235	(8,313)
Increase in cemetery non-controlling interest	11,681	11,686	12,368
Increase (decrease) in other	2,747	(2,779)	(3,703)

Net cash provided by operating activities	81,941	90,101	52,842

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	16
Proceeds from sale of assets, net	3,750	1,218	10,007
Purchase of subsidiaries, net of cash acquired	(5,203)	—	—
Insurance proceeds related to hurricane damaged properties	2,529	6,000	—
Additions to property and equipment	(35,310)	(28,907)	(22,569)
Other	48	249	149

Net cash used in investing activities	(34,186)	(21,440)	(12,397)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	440,000
Repayments of long-term debt	(176,547)	(33,168)	(446,778)
Debt issue costs	(6,217)	—	(6,257)
Proceeds from sale of common stock warrants	43,850	—	—
Issuance of common stock	3,066	368	13,602
Purchase and retirement of common stock	(64,201)	(21,996)	(13,685)
Purchase of call options	(60,000)	—	—
Dividends	(10,184)	(10,673)	(8,183)
Excess tax benefits from share-based payment arrangements	153	11	—
Other	—	62	(53)

Net cash used in financing activities	(20,080)	(65,396)	(21,354)

Net increase in cash	27,675	3,265	19,091
Cash and cash equivalents, beginning of year	43,870	40,605	21,514

Cash and cash equivalents, end of year	$71,545	$43,870	$40,605

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$9,300	$4,200	$2,000
Interest	$24,800	$27,600	$34,400
Noncash investing and financing activities:
Issuance of common stock to executive officers and directors	$1,028	$612	$—
Issuance of restricted stock, net of forfeitures	$4,136	$35	$1,090
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2007, the Company owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. Additional information on segments can be found in Note 20.
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
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalents with financial institutions. Such balances typically exceed applicable FDIC insurance limits. The carrying amounts of cash and cash equivalents and current receivables approximate fair value due to the short-term nature of these instruments. The carrying amount of receivables due beyond one year approximates fair value because they bear interest at rates currently offered by the Company for receivables with similar terms and maturities.
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
     Any investment with a fair market value that has been less than its cost basis by 20 percent or greater for more than six months as of the respective balance sheet reporting date is considered other than temporarily impaired. In addition, the Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired. This evaluation includes determining if the Company has the ability and intent to hold these investments for its forecasted recovery period and determining if there have been any changes in market conditions or concerns specific to the issuer of the securities. Otherwise, an investment with a fair market value that is less than its cost basis is considered to be temporarily impaired. This evaluation of impairment with respect to the Company’s trust portfolio is performed each quarter using quoted

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
market prices. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. This is reflected in the Company’s footnote disclosure, but does not otherwise have an effect on the financial statements, since the trust portfolio amount as reported in the consolidated balance sheet is already marked to market value each quarter.
     The fair value of the Company’s long-term variable-rate and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 14.
     Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” (“EITF 90-19”), EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), and EITF Issue No. 01-06, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-06”), the senior convertible notes are accounted for as a liability with a carrying amount equal to their principal amount in the consolidated balance sheet and the embedded conversion option in the senior convertible notes has not been accounted for as a separate derivative.
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
     (e) Buildings and Equipment
     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment (including computer equipment, light equipment, heavy equipment and crematory equipment) is generally depreciated over a period ranging from three to 20 years. Vehicles are depreciated over five to seven years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2007, 2006 and 2005, depreciation expense totaled $25,146, $22,841 and $21,424, respectively.
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     Preneed selling costs related to the acquisition of new prearranged funeral and cemetery service and merchandise sales are charged to expense as incurred. Preneed selling costs related to the acquisition of new prearranged cemetery property sales are deferred in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”).
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
     In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with its carrying amount (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual goodwill assessment for the years ended October 31, 2007, 2006 and 2005 resulted in no goodwill impairment charge.
     Goodwill in excess of net assets of companies acquired totaled $273,286 and $271,342 as of October 31, 2007 and 2006, respectively. Accumulated amortization in goodwill was $62,197 as of October 31, 2007 and 2006. The Company has approximately $50,562 of tax deductible goodwill which is being amortized over fifteen years for tax purposes.
     (h) Stock-Based Compensation

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective application transition method. Under this transition method, compensation cost for the period includes the portion vesting in the period for (1) all share-based compensation arrangements granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and (2) all share-based compensation arrangements granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. See Notes 3(a) and 18 for additional information on SFAS No. 123R and the policy for periods prior to 2006.
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
     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon this assessment, no loss amounts have been required to be recognized for the years ended October 31, 2007, 2006 and 2005.
     Insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2007 and 2006 was $455,312 and $416,990, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission if it acts as an agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. The costs related to the commissions are expensed as incurred. Proceeds of these policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. Nothing more is recorded until the contracted service or merchandise is delivered. At that time, the face amount of the contract and the build-up in the face value of the contract (i.e., the policy proceeds) are recorded as funeral revenue, and the related expenses are recorded. A receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.
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
     The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of SFAS No. 66. Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements in accordance with SFAS No. 66. As of October 31, 2007 and 2006, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $1,662 and $2,132, respectively. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.
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
     Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Interest rates on cemetery property contracts range from 4.9 percent to 15.0 percent and have a weighted average interest rate of 9.0 percent. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables.
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     Cash flows from preneed funeral, cemetery merchandise and cemetery perpetual care service and merchandise contracts are presented as operating cash flows in the Company’s consolidated statements of cash flows.
     (l) Allowance for Doubtful Accounts and Sales Cancellations
     The Company establishes an allowance for doubtful accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. The Company establishes a reserve for cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction of cemetery revenue. The Company also establishes an allowance for cancellations for insurance commissions based on historical experience for cancellations of insurance contracts within the period of refundability.
     (m) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. The valuation allowance is attributed to state and Puerto Rico net operating loss carryforwards. For additional information see Note 17.
     For the purpose of calculating income taxes for discontinued operations, earnings (loss) from discontinued operations is segregated into two categories: operating results and gain or loss on dispositions. Operating results are tax effected in the ordinary manner (i.e., income tax expense on net operating income, income tax benefit on net operating loss).
     (n) Earnings Per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during each period as discussed in Note 16.
     For purposes of calculating the effect of the Company’s senior convertible notes on diluted earnings per share, any shares issuable upon conversion are accounted for under the net share settlement method. The effect of the net share settlement method is that the shares potentially issuable upon conversion of the senior convertible notes are only included in the calculation of earnings per share to the extent the conversion value of the senior convertible notes exceeds their principal amount. In this case, the Company would include in diluted shares the number of shares of Class A common stock necessary to settle the conversion if it occurred at that time. The warrants are included in the calculation of diluted earnings per share to the extent the effect is dilutive using the treasury stock method. The call options are not considered in the diluted earnings per share calculation.
     (o) Purchase and Retirement of Common Stock
     Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     On September 19, 2007, the Company announced a new stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. These repurchases reduce the weighted average number of common shares outstanding during each period. Through December 20, 2007, the Company has repurchased 1,400,000 shares of its Class A common stock for $11,400 at an average price of $8.14 per share under this program.
     (p) Derivatives
     The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company had no derivative financial instruments accounted for under SFAS No. 133 during the years ended October 31, 2007, 2006 and 2005.
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
     The estimated liability on the uninsured litigation and employment-related claims are established by management based upon the recommendations of professionals who perform a review of both reported claims and estimate a liability for incurred but not reported claims. These liabilities include the estimated settlement costs. Although management believes estimated liabilities related to uninsured claims are adequately recorded, it is possible that actual results could significantly differ from the recorded liabilities.
     The Company also has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The Company’s policy is to record such amounts when recovery is probable, which generally means it has reached an agreement with the insurance company.
     The Company accrues for legal costs related to loss contingencies as the services are provided. If a

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
settlement is determined to be probable, then an estimate is recorded for the settlement at that time.
     (r) Dividends
          On March 28, 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the years ended October 31, 2007, 2006 and 2005, the Company paid $10,184, $10,673 and $8,183, respectively, in dividends.
     (s) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 15 years, with the exception of six leases that expire between 2032 and 2039. As of October 31, 2007, approximately 76 percent of the Company’s 221 funeral locations were owned by the Company’s subsidiaries and approximately 24 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.
     (t) Business Interruption Insurance
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
     (u) Computer Software
     In fiscal year 2006, the Company began implementing two new computer software systems. Concurrently with the implementation of the new systems, the Company began disposing of the three original software systems. In 2006, the Company revisited the original useful life set for the original software systems based on the fact the Company decided to purchase externally developed software. The Company recorded the change in life of the original software systems as a change in accounting estimate and accounted for the change on a prospective basis. The decision to purchase the software was approved by the Board of Directors in September 2006 with implementation to begin in October 2006. Accordingly, the Company recorded one month of accelerated depreciation in October 2006. Prior to the end of fiscal year 2007, the original software was fully depreciated. In the third quarter of fiscal year 2007, the Company completed the implementation of its Oracle financial software system.
     (v) Out of Period Adjustments
     In 2007 and 2006, the Company discovered adjustments that related to prior accounting periods. The Company does not believe these adjustments were quantitatively or qualitatively material to its financial position, results of operations and cash flows for the years ended October 31, 2007 and 2006 or to any of its prior annual or quarterly financial statements. As a result, the Company did not restate any prior period financial statements. The net impact of the adjustments in 2007 is an increase in gross profit of $1,247 and an increase to net earnings of $843,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
almost all attributable to the Western division cemetery segment. The errors for 2006 primarily related to the following and the impact on the 2006 financial statements is shown below:
(1)	The Company overstated deferred revenue primarily at the time of adoption of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” in fiscal year 2001. The correction of this item resulted in additional cemetery revenue in fiscal year 2006.

(2)	The Company understated accounts payable as of October 31, 2005 because the Company failed to accrue for individually immaterial expenses incurred at the individual funeral home and cemetery locations. The Company protocol was designed to record expenses for a twelve month period and failed to consider the impact of period end cutoff.

(3)	The Company misapplied its accounting policies related to the capitalization of certain fixed assets primarily related to periods prior to 2004 and the depreciable lives used for certain fixed assets.

(4)	The Company incorrectly calculated its estimate of the reserve for cancellations of preneed insurance sales. The reserve is recorded to reflect the estimated effect on commissions recorded for future cancellations of these sales. The Company determined there was an error in this reserve and the correction of this error resulted in an increase to funeral revenue.

(5)	The Company incorrectly calculated its non-compete amortization.

(6)	The Company also had other immaterial miscellaneous adjustments.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)

Year Ended
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

     (w) Reclassifications
     Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements. All businesses sold in fiscal years 2005, 2006 and 2007 that met the criteria for discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold as

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
part of the divestiture plan have been included in continuing operations for all periods.   See Note 12 for a discussion of discontinued operations.

     In the quarter ended January 31, 2007, the Company changed its presentation of activities related to its preneed funeral and cemetery trusts within the consolidated statements of cash flows. Previously, all funeral and cemetery trust activities were included in the “net effect of preneed funeral production and maturities” and “net effect of preneed cemetery production and deliveries” line items. The Company now presents separate components of the funeral and cemetery trust activities within the following line items: “changes in preneed receivables and trust investments” and “changes in deferred preneed revenue and changes in non-controlling interest.” This new presentation has no effect on operating cash flows.
     The foregoing reclassifications in themselves had no effect on the Company’s total net income or loss, total shareholders’ equity or the net increase or decrease in cash.
(3) Change in Accounting Principles and New Accounting Principles
     (a) Stock-Based Compensation
     Effective November 1, 2005, the Company adopted SFAS No. 123R using the modified prospective application transition method. Prior to November 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure - an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the notes to the consolidated financial statements.
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
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended October 31, 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)

Year Ended
October 31, 2005
Net loss	$(143,326)
Stock-based employee compensation expense included in reported net earnings, net of tax	440
Stock-based employee compensation expense determined under fair value-based method, net of tax	(1,696)

Pro forma net loss	$(144,582)

Net loss per common share:
Basic — as reported	$(1.31)

Basic — pro forma	$(1.32)

Diluted — as reported	$(1.31)

Diluted — pro forma	$(1.32)

     (b) Preneed Selling Costs
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
     (c) Other Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006, which corresponds to the Company’s fiscal year beginning November 1, 2007. The estimated impact of the adoption of this statement is to reduce the opening balance of retained earnings for fiscal year 2008 by an amount not expected to exceed $1,000.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (FAS 141(R)).” FAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. FAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.
     On August 31, 2007, the FASB issued an exposure draft reflecting proposed new rules that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to the Company’s senior convertible notes. The FASB is expected to begin redeliberations of the guidance in the exposure draft in January 2008.
(4) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2007 and 2006 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	October 31, 2007	October 31, 2006
Trust assets	$477,335	$463,721
Receivables from customers	37,718	49,974

Preneed funeral receivables and trust investments	$515,053	$513,695

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2007 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $74,340 as of October 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $18,005 related to trust investments are temporary in nature.

	October 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$39,349	$—	$—	$39,349
U.S. Government, agencies and municipalities	21,183	192	(46)	21,329
Corporate bonds	54,324	448	(1,255)	53,517
Preferred stocks	68,652	243	(5,754)	63,141
Common stocks	217,780	35,065	(10,801)	242,044
Mutual funds	34,165	2,630	(149)	36,646
Insurance contracts and other long-term investments	19,888	91	—	19,979

Trust investments	$455,341	$38,669	$(18,005)	$476,005

Market value as a percentage of cost					104.5%

Accrued investment income				1,330

Trust assets				$477,335

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2007
Due in one year or less	$1,372
Due in one to five years	31,794
Due in five to ten years	41,390
Thereafter	290

$74,846

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2006 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $79,356 as of October 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $5,229 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	October 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$49,708	$—	$—	$49,708
U.S. Government, agencies and municipalities	14,495	93	(135)	14,453
Corporate bonds	30,432	718	(195)	30,955
Preferred stocks	78,334	751	(1,125)	77,960
Common stocks	219,065	24,142	(3,616)	239,591
Mutual funds	32,558	902	(158)	33,302
Insurance contracts and other long-term investments	19,443	140	—	19,583

Trust investments	$444,035	$26,746	$(5,229)	$465,552

Market value as a percentage of cost					104.8%

Accrued investment income				2,525
Less trust investments of assets held for sale				(4,356)

Trust assets				$463,721

     Activity related to preneed funeral trust investments is as follows:

	Year Ended October 31,
	2007	2006	2005
Purchases	$152,126	$149,504	$221,780
Sales	148,309	159,106	152,417
Realized gains	17,820	19,477	12,968
Realized losses on sales	(297)	(1,718)	(7,256)

Other comprehensive income:
Reduction (increase) in net unrealized losses	(853)	18,500	8,675
Reclassification to non-controlling interest	853	(18,500)	(8,675)
     In addition, the Company deposited $32,120, $29,191 and $24,493 into and withdrew $44,433, $50,770 and $39,229 from preneed funeral trusts during the years ended October 31, 2007, 2006 and 2005, respectively.
     The following table shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses that are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2007 and 2006. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	October 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$4,270	$(46)	$4,270	$(46)
Corporate bonds	20,546	(784)	7,373	(471)	27,919	(1,255)
Preferred stocks	19,427	(1,239)	33,413	(4,515)	52,840	(5,754)
Common stocks	52,227	(5,411)	26,584	(5,390)	78,811	(10,801)
Mutual funds	4,886	(93)	2,180	(56)	7,066	(149)

Total	$97,086	$(7,527)	$73,820	$(10,478)	$170,906	$(18,005)

	October 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$ 2,440	$(16)	$ 4,845	$(119)	$ 7,285	$(135)
Corporate bonds	2,824	(20)	5,865	(175)	8,689	(195)
Preferred stocks	4,892	(242)	34,909	(883)	39,801	(1,125)
Common stocks	17,869	(598)	52,710	(3,018)	70,579	(3,616)
Mutual funds	2,196	(88)	2,429	(70)	4,625	(158)

Total	$ 30,221	$(964)	$100,758	$(4,265)	$130,979	$(5,229)

(5) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheet as of October 31, 2007 and 2006 are as follows:

	October 31, 2007	October 31, 2006
Trust assets	$215,541	$201,701
Receivables from customers	40,138	56,229

Preneed cemetery receivables and trust investments	$255,679	$257,930

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2007 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $40,861 as of October 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $8,734 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$16,955	$—	$—	$16,955
U.S. Government, agencies and municipalities	15,397	223	(13)	15,607
Corporate bonds	11,451	211	(191)	11,471
Preferred stocks	26,330	42	(2,209)	24,163
Common stocks	106,478	15,543	(6,284)	115,737
Mutual funds	29,958	1,116	(37)	31,037
Insurance contracts and other long-term investments	64	—	—	64

Trust investments	$206,633	$17,135	$(8,734)	$215,034

Market value as a percentage of cost					104.1%

Accrued investment income				507

Trust assets				$215,541

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2007
Due in one year or less	$2,181
Due in one to five years	15,994
Due in five to ten years	8,878
Thereafter	25

$27,078

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2006 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflect an other than temporary decline in the trust assets of approximately $42,871 as of October 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $2,958 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market

Cash, money market and other short- term investments	$21,437	$—	$—	$21,437
U.S. Government, agencies and municipalities	13,348	66	(78)	13,336
Corporate bonds	10,115	320	(23)	10,412
Preferred stocks	32,926	280	(494)	32,712
Common stocks	89,091	9,426	(2,356)	96,161
Mutual funds	25,721	309	(3)	26,027
Insurance contracts and other long-term investments	571	—	(4)	567

Trust investments	$193,209	$10,401	$(2,958)	$200,652

Market value as a percentage of cost					103.9%

Accrued investment income				1,331
Less trust investments of assets held for sale				(282)

Trust assets				$201,701

     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Year Ended October 31,
	2007	2006	2005
Purchases	$223,437	$115,257	$133,501
Sales	218,808	131,166	110,342
Realized gains	12,705	11,090	9,260
Realized losses on sales	(300)	(1,593)	(2,997)

Other comprehensive income:
Reduction in net unrealized losses	958	7,873	1,136
Reclassification to non-controlling interest	(958)	(7,873)	(1,136)
     In addition, the Company deposited $18,185, $19,630 and $18,462 into and withdrew $20,844, $29,330 and $32,370 from preneed cemetery merchandise and service trust during the years ended October 31, 2007, 2006 and 2005, respectively.
     The following table shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments with unrealized losses that are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2007 and 2006. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$199	$(3)	$1,191	$(10)	$1,390	$(13)
Corporate bonds	4,279	(176)	396	(15)	4,675	(191)
Preferred stocks	5,956	(361)	12,524	(1,848)	18,480	(2,209)
Common stocks	38,118	(3,647)	12,088	(2,637)	50,206	(6,284)
Mutual funds	3,053	(31)	2,662	(6)	5,715	(37)

Total	$51,605	$(4,218)	$28,861	$(4,516)	$80,466	$(8,734)

	October 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$7,543	$(38)	$1,520	$(40)	$9,063	$(78)
Corporate bonds	745	(2)	692	(21)	1,437	(23)
Preferred stocks	552	(2)	14,079	(492)	14,631	(494)
Common stocks	5,726	(162)	26,406	(2,194)	32,132	(2,356)
Mutual funds	—	—	2,463	(3)	2,463	(3)
Insurance contracts and other long-term investments	15	(4)	—	—	15	(4)

Total	$14,581	$(208)	$45,160	$(2,750)	$59,741	$(2,958)

(6) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $10,164, $10,079 and $8,106 for the years ended October 31, 2007, 2006 and 2005, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2007 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $32,812 as of October 31, 2007 from their original cost basis. The Company believes the unrealized losses reflected below of $9,497 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2007
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market

Cash, money market and other short-term investments	$11,752	$—	$—	$11,752
U.S. Government, agencies and municipalities	12,303	162	(82)	12,383
Corporate bonds	43,946	1,183	(460)	44,669
Preferred stocks	62,349	621	(5,341)	57,629
Common stocks	80,191	18,626	(3,514)	95,303
Mutual funds	11,065	1,985	(85)	12,965
Insurance contracts and other long-term investments	817	166	(15)	968

Trust investments	$222,423	$22,743	$(9,497)	$235,669

Market value as a percentage of cost					106.0%

Accrued investment income				834

Trust assets				$236,503

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2007
Due in one year or less	$2,106
Due in one to five years	27,616
Due in five to ten years	26,527
Thereafter	803

$57,052

     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2006 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflect an other than temporary decline in the trust assets of $32,420 as of October 31, 2006 from their original cost basis. The Company believes the unrealized losses reflected below of $4,461 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2006
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market

Cash, money market and other short- term investments	$16,531	$2	$(5)	$16,528
U.S. Government, agencies and municipalities	7,833	45	(127)	7,751
Corporate bonds	24,912	1,392	(66)	26,238
Preferred stocks	71,603	1,338	(1,578)	71,363
Common stocks	83,839	14,135	(2,603)	95,371
Mutual funds	10,681	574	(63)	11,192
Insurance contracts and other long-term investments	1,003	91	(19)	1,075

Trust investments	$216,402	$17,577	$(4,461)	$229,518

Market value as a percentage of cost					106.1%

Accrued investment income				969
Less trust investments of assets held for sale				(1,839)

Trust assets				$228,648

     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Year Ended October 31,
	2007	2006	2005
Purchases	$65,172	$63,074	$111,349
Sales	57,921	54,450	98,774
Realized gains on sales	4,756	4,853	5,578
Realized losses on sales	(1,334)	(3,456)	(2,017)

Other comprehensive income:
Reduction (increase) in net unrealized losses	130	10,299	(5,172)
Reclassification to non-controlling interest	(130)	(10,299)	5,172
     In addition, the Company deposited $8,158, $7,902 and $7,915 into and withdrew $10,536, $9,848 and $9,203 from perpetual care trusts during the years ended October 31, 2007, 2006 and 2005, respectively.
     During the years ended October 31, 2007, 2006 and 2005, cemetery revenues were $243,487, $233,993 and $218,196, respectively, of which $7,748, $9,396 and $8,539, respectively, were required to be placed into perpetual care trust and were recorded as revenues and expenses.
     The following table shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses that are temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2007 and 2006. A loss is considered other than temporary if the security has a reduction in market value, compared with its cost basis, of 20 percent or more for a period of six months or longer.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$523	$(7)	$1,919	$(75)	$2,442	$(82)
Corporate bonds	13,594	(338)	2,407	(122)	16,001	(460)
Preferred stocks	26,363	(2,052)	20,428	(3,289)	46,791	(5,341)
Common stocks	17,094	(2,256)	6,795	(1,258)	23,889	(3,514)
Mutual funds	1,434	(61)	339	(24)	1,773	(85)
Insurance contracts and other long-term investments	40	(7)	99	(8)	139	(15)

Total	$59,048	$(4,721)	$31,987	$(4,776)	$91,035	$(9,497)

	October 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Cash, money markets and other short-term investments	$—	$—	$95	$(5)	$95	$(5)
U.S. Government, agencies and municipalities	1,875	(5)	2,867	(122)	4,742	(127)
Corporate bonds	1,623	(13)	1,238	(53)	2,861	(66)
Preferred stocks	5,060	(118)	25,264	(1,460)	30,324	(1,578)
Common stocks	1,414	(114)	27,243	(2,489)	28,657	(2,603)
Mutual funds	772	(38)	642	(25)	1,414	(63)
Insurance contracts and other long-term investments	—	—	87	(19)	87	(19)

Total	$10,744	$(288)	$57,436	$(4,173)	$68,180	$(4,461)

(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2007 are as follows:

	Non-controlling Interest
				Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$477,335	$215,541	$692,876	$236,503
Less:
Pending withdrawals	(9,551)	(4,528)	(14,079)	(1,907)
Pending deposits	2,607	1,648	4,255	831

Non-controlling interest	$470,391	$212,661	$683,052	$235,427

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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts —(Continued)

	Non-controlling Interest
				Non-controlling
				Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$463,721	$201,701	$665,422	$228,648
Less:
Pending withdrawals	(10,316)	(5,174)	(15,490)	(2,300)
Pending deposits	2,362	1,520	3,882	793

Non-controlling interest	$455,767	$198,047	$653,814	$227,141

Investment and other income, net
     The components of investment and other income, net in the consolidated statement of earnings for the years ended October 31, 2007, 2006 and 2005 are detailed below.

	Year Ended October 31,
	2007	2006	2005
Non-controlling interest:
Realized gains	$35,281	$35,420	$27,806
Realized losses	(1,931)	(6,767)	(12,270)
Interest income, dividends and other ordinary income	32,478	29,254	26,393
Trust expenses and income taxes	(11,253)	(12,069)	(12,020)

Net trust investment income	54,575	45,838	29,909
Non-controlling interest in funeral and cemetery trust investment income	(44,661)	(37,761)	(20,861)
Non-controlling interest in perpetual care trust investment income	(9,914)	(8,077)	(9,048)

Total non-controlling interest	—	—	—
Investment and other income, net (1)	3,374	3,676	713

Total investment and other income, net	$3,374	$3,676	$713

(1)	Investment and other income, net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the year ended October 31, 2007, the balance includes approximately $594 of interest income receivable from the Internal Revenue Service.
(8) Marketable Securities and Restricted Investments
     The market value of marketable securities as of October 31, 2007 and 2006 was $1,262 and $1,239, respectively, which included gross unrealized gains of $17 and $8 and gross unrealized losses of $0 and $8, respectively, for fiscal years 2007 and 2006. Of the total marketable securities balances as of October 31, 2007 and 2006, $1,000 is classified as a long-term asset in the line item “Other assets” in the consolidated balance sheets. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which 40 percent must be in readily marketable investments.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(9) Receivables

	October 31,
	2007	2006
Current receivables are summarized as follows:
Installment contracts due within one year	$44,070	$35,134
Income tax receivables	1,833	8,800
Receivable for hurricane related insurance proceeds	—	10,000
Trade and other receivables	15,114	16,830
Funeral receivables	11,102	11,940
Allowance for doubtful accounts	(8,142)	(6,635)
Amounts to be collected for cemetery perpetual care trusts	(3,362)	(3,515)

Net current receivables	$60,615	$72,554

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$90,453	$85,904
Income tax receivable	10,880	8,485
Allowance for doubtful accounts	(10,824)	(10,888)
Amounts to be collected for cemetery perpetual care trusts	(6,901)	(8,151)

Net long-term receivables	$83,608	$75,350

     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as discussed in Notes 4 and 5.
     The Company’s receivables as of October 31, 2007 are expected to be collected as follows:

Years ending October 31,
2008	$60,615
2009	22,170
2010	13,157
2011	12,910
2012	9,885
Thereafter	25,486

$144,223

(10) Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2007	2006
Developed cemetery property	$12,518	$13,274
Merchandise and supplies	23,543	22,978

	$36,061	$36,252

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(10) Inventories and Cemetery Property—(Continued)
     Cemetery property is comprised of the following:

	October 31,
	2007	2006
Developed cemetery property	$104,058	$99,010
Undeveloped cemetery property	270,742	271,270

	$374,800	$370,280

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the non-current developed portion of cemetery property are $13,589 and $4,662 related to cemetery property under development as of October 31, 2007 and 2006, respectively. The Company evaluates the recoverability of the cost of undeveloped cemetery property based on undiscounted expected future cash flows.
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of October 31, 2007 and October 31, 2006 and for the fiscal years ended October 31, 2007, 2006 and 2005, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
     The condensed consolidating balance sheet as of October 31, 2006 has been revised from the corresponding balance sheet included in the Form 10-Q for the period ended July 31, 2007. The revisions relate to (1) the reclassification of certain discontinued operations which occurred in the fourth quarter of fiscal year 2007 and (2) the correction of certain immaterial errors in classification between the columns. Correction of the classification errors resulted in an increase to total assets for the Tier 2 guarantor subsidiaries of 8.0 percent with offsetting changes to the other columns. These revisions had no impact on the consolidated totals in the Company’s condensed consolidating balance sheet as of October 31, 2006.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$257,783	$1,558	$19,989	$—	$279,330
Cemetery	—	218,836	3,193	21,458	—	243,487

	—	476,619	4,751	41,447	—	522,817

Costs and expenses:
Funeral	—	202,721	1,036	12,618	—	216,375
Cemetery	—	175,070	2,492	16,450	—	194,012

	—	377,791	3,528	29,068	—	410,387

Gross profit	—	98,828	1,223	12,379	—	112,430
Corporate general and administrative expenses	(31,143)	—	—	—	—	(31,143)
Hurricane related charges, net	(4)	(965)	(1,564)	—	—	(2,533)
Separation charges	(384)	(196)	—	—	—	(580)
Gains on dispositions and impairment (losses), net	4	(45)	—	(3)	—	(44)
Other operating income, net	361	1,054	2	234	—	1,651

Operating earnings (loss)	(31,166)	98,676	(339)	12,610	—	79,781
Interest expense	8,718	(31,481)	(189)	(2,113)	—	(25,065)
Loss on early extinguishment of debt	(677)	—	—	—	—	(677)
Investment and other income, net	3,266	94	—	14	—	3,374
Equity in subsidiaries	59,324	530	—	—	(59,854)	—

Earnings (loss) from continuing operations before income taxes	39,465	67,819	(528)	10,511	(59,854)	57,413
Income tax expense (benefit)	(348)	16,041	(186)	2,592	—	18,099

Earnings (loss) from continuing operations	39,813	51,778	(342)	7,919	(59,854)	39,314
Discontinued operations:
Earnings from discontinued operations before income taxes	—	807	—	—	—	807
Income taxes	—	308	—	—	—	308

Earnings from discontinued operations	—	499	—	—	—	499

Net earnings (loss)	39,813	52,277	(342)	7,919	(59,854)	39,813
Other comprehensive income , net	14	—	—	14	(14)	14

Comprehensive income (loss)	$39,827	$52,277	$(342)	$7,933	$(59,868)	$39,827

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$259,673	$1,321	$19,243	$—	$280,237
Cemetery	—	213,343	3,091	17,559	—	233,993

	—	473,016	4,412	36,802	—	514,230

Costs and expenses:
Funeral	—	201,744	815	12,483	—	215,042
Cemetery	—	167,577	2,637	14,361	—	184,575

	—	369,321	3,452	26,844	—	399,617

Gross profit	—	103,695	960	9,958	—	114,613
Corporate general and administrative expenses	(31,739)	—	—	—	—	(31,739)
Hurricane related recoveries (charges), net	(127)	2,463	(708)	—	—	1,628
Separation charges	(807)	(184)	—	—	—	(991)
Gains on dispositions and impairment (losses), net	—	(78)	—	(75)	—	(153)
Other operating income (expense), net	36	1,048	(49)	298	—	1,333

Operating earnings (loss)	(32,637)	106,944	203	10,181	—	84,691
Interest expense	9,173	(36,441)	(417)	(1,948)	—	(29,633)
Investment and other income, net	3,676	—	—	—	—	3,676
Equity in subsidiaries	48,652	591	—	—	(49,243)	—

Earnings (loss) from continuing operations before income taxes	28,864	71,094	(214)	8,233	(49,243)	58,734
Income tax expense (benefit)	(8,729)	23,570	(58)	6,371	—	21,154

Earnings (loss) from continuing operations	37,593	47,524	(156)	1,862	(49,243)	37,580
Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(418)	—	338	—	(80)
Income tax benefit	—	(93)	—	—	—	(93)

Earnings (loss) from discontinued operations	—	(325)	—	338	—	13

Net earnings (loss)	37,593	47,199	(156)	2,200	(49,243)	37,593
Other comprehensive income (loss), net	—	—	—	—	—	—

Comprehensive income (loss)	$37,593	$47,199	$(156)	$2,200	$(49,243)	$37,593

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2005
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$249,291	$1,402	$20,020	$—	$270,713
Cemetery	—	192,983	2,742	22,471	—	218,196

	—	442,274	4,144	42,491	—	488,909

Costs and expenses:
Funeral	—	196,111	740	12,672	—	209,523
Cemetery	—	159,500	2,505	15,902	—	177,907

	—	355,611	3,245	28,574	—	387,430

Gross profit	—	86,663	899	13,917	—	101,479
Corporate general and administrative expenses	(19,440)	—	—	—	—	(19,440)
Hurricane related charges, net	(2,562)	(6,573)	(231)	—	—	(9,366)
Separation charges	(1,049)	(458)	—	—	—	(1,507)
Gains on dispositions and impairment (losses), net	—	965	—	346	—	1,311
Other operating income, net	187	683	3	500	—	1,373

Operating earnings (loss)	(22,864)	81,280	671	14,763	—	73,850
Interest expense	53,814	(74,808)	(974)	(8,492)	—	(30,460)
Loss on early extinguishment of debt	(32,822)	—	—	—	—	(32,822)
Investment and other income, net	713	—	—	—	—	713
Equity (loss) in subsidiaries	(151,802)	—	—	—	151,802	—

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(152,961)	6,472	(303)	6,271	151,802	11,281
Income tax expense (benefit)	(9,635)	8,244	(127)	4,496	—	2,978

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	(143,326)	(1,772)	(176)	1,775	151,802	8,303
Discontinued operations:
Earnings from discontinued operations before income taxes	—	489	—	1,313	—	1,802
Income taxes	—	251	—	—	—	251

Earnings from discontinued operations	—	238	—	1,313	—	1,551

Earnings (loss) before cumulative effect of change in accounting principle	(143,326)	(1,534)	(176)	3,088	` 151,802	9,854

Cumulative effect of change in accounting principle	—	(144,976)	(300)	(7,904)	—	(153,180)

Net loss	(143,326)	(146,510)	(476)	(4,816)	151,802	(143,326)
Other comprehensive income, net	330	—	—	3	(3)	330

Comprehensive loss	$(142,996)	$(146,510)	$(476)	$(4,813)	$151,799	$(142,996)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,202	$6,685	$36	$1,622	$—	$71,545
Marketable securities	—	—	—	262	—	262
Receivables, net of allowances	4,054	51,619	103	4,839	—	60,615
Inventories	368	32,765	328	2,600	—	36,061
Prepaid expenses	950	4,306	3	1,096	—	6,355
Deferred income taxes, net	1,334	5,785	78	1,424	—	8,621

Total current assets	69,908	101,160	548	11,843	—	183,459
Receivables due beyond one year, net of allowances	10,358	53,926	928	18,396	—	83,608
Preneed funeral receivables and trust investments	—	504,534	—	10,519	—	515,053
Preneed cemetery receivables and trust investments	—	245,056	1,199	9,424	—	255,679
Goodwill	—	253,451	48	19,787	—	273,286
Cemetery property, at cost	—	338,274	11,408	25,118	—	374,800
Property and equipment, at cost	43,395	436,588	1,699	37,299	—	518,981
Less accumulated depreciation	26,701	172,924	663	12,775	—	213,063

Net property and equipment	16,694	263,664	1,036	24,524	—	305,918
Deferred income taxes, net	29,238	156,254	—	9,913	(2,546)	192,859
Cemetery perpetual care trust investments	—	224,182	8,322	3,999	—	236,503
Other assets	9,664	7,039	16	1,090	—	17,809
Equity in subsidiaries	21,124	6,826	—	—	(27,950)	—

Total assets	$156,986	$2,154,366	$23,505	$134,613	$(30,496)	$2,438,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$—	$—	$—	$—	$198
Accounts payable	2,196	21,284	1,075	2,051	—	26,606
Accrued expenses and other current liabilities	16,654	45,934	—	2,691	—	65,279

Total current liabilities	19,048	67,218	1,075	4,742	—	92,083
Long-term debt, less current maturities	450,115	—	—	—	—	450,115
Deferred income tax	—	—	2,546	—	(2,546)	—
Intercompany payables, net	(897,546)	869,802	4,419	23,325	—	—
Deferred preneed funeral revenue	—	212,166	—	44,437	—	256,603
Deferred preneed cemetery revenue	—	255,266	515	28,726	—	284,507
Non-controlling interest in funeral and cemetery trusts	—	674,977	1,119	6,956	—	683,052
Other long-term liabilities	11,717	2,152	—	—	—	13,869
Negative equity in subsidiaries	150,334	—	—	—	(150,334)	—

Total liabilities	(266,332)	2,081,581	9,674	108,186	(152,880)	1,780,229

Non-controlling interest in perpetual care trusts	—	223,119	8,309	3,999	—	235,427

Common stock	98,420	102	324	52	(478)	98,420
Other	324,887	(150,436)	5,198	22,365	122,873	324,887
Accumulated other comprehensive income	11	—	—	11	(11)	11

Total shareholders’ equity	423,318	(150,334)	5,522	22,428	122,384	423,318

Total liabilities and shareholders’ equity	$156,986	$2,154,366	$23,505	$134,613	$(30,496)	$2,438,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,120	$3,254	$37	$1,459	$—	$43,870
Marketable securities	—	—	—	239	—	239
Receivables, net of allowances	9,875	57,294	1,703	3,682	—	72,554
Inventories	316	32,804	280	2,852	—	36,252
Prepaid expenses	539	4,212	12	1,665	—	6,428
Deferred income taxes, net	3,835	5,482	—	1,185	—	10,502
Assets held for sale	—	349	—	—	—	349

Total current assets	53,685	103,395	2,032	11,082	—	170,194
Receivables due beyond one year, net of allowances	9,139	46,086	949	19,176	—	75,350
Preneed funeral receivables and trust investments	—	502,502	—	11,193	—	513,695
Preneed cemetery receivables and trust investments	—	243,619	847	13,464	—	257,930
Goodwill	—	251,507	48	19,787	—	271,342
Cemetery property, at cost	—	335,160	10,608	24,512	—	370,280
Property and equipment, at cost	37,126	406,776	1,311	35,913	—	481,126
Less accumulated depreciation	21,278	155,524	524	11,500	—	188,826

Net property and equipment	15,848	251,252	787	24,413	—	292,300
Deferred income taxes, net	8,526	158,129	—	10,071	(2,743)	173,983
Cemetery perpetual care trust investments	—	216,456	8,136	4,056	—	228,648
Non-current assets held for sale	—	13,265	—	—	—	13,265
Other assets	5,312	7,178	—	1,100	—	13,590
Equity in subsidiaries	14,391	6,296	—	—	(20,687)	—

Total assets	$106,901	$2,134,845	$23,407	$138,854	$(23,430)	$2,380,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,839	$—	$—	$—	$—	$2,839
Accounts payable	2,346	14,243	1,530	1,256	—	19,375
Accrued expenses and other current liabilities	15,197	48,441	161	3,023	—	66,822

Total current liabilities	20,382	62,684	1,691	4,279	—	89,036
Long-term debt, less current maturities	344,020	—	—	30,000	—	374,020
Deferred income taxes	—	—	2,743	—	(2,743)	—
Intercompany payables, net	(923,919)	914,855	2,522	6,542	—	—
Deferred preneed funeral revenue	—	226,097	—	44,170	—	270,267
Deferred preneed cemetery revenue	—	265,890	1,772	28,662	—	296,324
Non-controlling interest in funeral and cemetery trusts	—	646,509	655	6,650	—	653,814
Non-current liabilities associated with assets held for sale	—	8,833	—	—	—	8,833
Other long-term liabilities	10,386	2,024	—	—	—	12,410
Negative equity in subsidiaries	209,139	—	—	—	(209,139)	—

Total liabilities	(339,992)	2,126,892	9,383	120,303	(211,882)	1,704,704

Non-controlling interest in perpetual care trusts	—	214,925	8,160	4,056	—	227,141
Non-controlling interest in perpetual care trusts associated with assets held for sale	—	1,839	—	—	—	1,839

Common stock	104,963	102	324	52	(478)	104,963
Other	341,933	(208,913)	5,540	14,446	188,927	341,933
Accumulated other comprehensive loss	(3)	—	—	(3)	3	(3)

Total shareholders’ equity	446,893	(208,811)	5,864	14,495	188,452	446,893

Total liabilities and shareholders’ equity	$106,901	$2,134,845	$23,407	$138,854	$(23,430)	$2,380,577

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$637	$68,417	$(1,838)	$14,725	$—	$81,941

Cash flows from investing activities:
Proceeds from sale of assets, net	—	3,750	—	—	—	3,750
Purchases of subsidiaries, net of cash acquired	—	(5,203)	—	—	—	(5,203)
Insurance proceeds related to hurricane damaged properties	—	2,439	90	—	—	2,529
Additions to property and equipment	(6,648)	(27,167)	(150)	(1,345)	—	(35,310)
Other	—	48	—	—	—	48

Net cash used in investing activities	(6,648)	(26,133)	(60)	(1,345)	—	(34,186)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	—	—	—	250,000
Repayments of long-term debt	(146,547)	—	—	(30,000)	—	(176,547)
Intercompany receivables (payables)	20,173	(38,853)	1,897	16,783	—	—
Debt issue costs	(6,217)	—	—	—	—	(6,217)
Proceeds from sale of common stock warrants	43,850	—	—	—	—	43,850
Issuance of common stock	3,066	—	—	—	—	3,066
Purchase and retirement of common stock	(64,201)	—	—	—	—	(64,201)
Purchase of call options	(60,000)	—	—	—	—	(60,000)
Dividends	(10,184)	—	—	—	—	(10,184)
Excess tax benefits from share-based payment arrangements	153	—	—	—	—	153

Net cash provided by (used in) financing activities	30,093	(38,853)	1,897	(13,217)	—	(20,080)

Net increase (decrease) in cash	24,082	3,431	(1)	163	—	27,675
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$63,202	$6,685	$36	$1,622	$—	$71,545

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,968	$73,676	$789	$13,668	$—	$90,101

Cash flows from investing activities:
Proceeds from sale of assets, net	—	485	—	733	—	1,218
Insurance proceeds related to hurricane damaged properties	—	5,616	384	—	—	6,000
Additions to property and equipment	(3,583)	(23,970)	(169)	(1,185)	—	(28,907)
Other	10	175	—	64	—	249

Net cash provided by (used in) investing activities	(3,573)	(17,694)	215	(388)	—	(21,440)

Cash flows from financing activities:
Repayments of long-term debt	(33,168)	—	—	—	—	(33,168)
Intercompany receivables (payables)	67,446	(53,602)	(967)	(12,877)	—	—
Issuance of common stock	368	—	—	—	—	368
Purchase and retirement of common stock	(21,996)	—	—	—	—	(21,996)
Dividends	(10,673)	—	—	—	—	(10,673)
Excess tax benefits from share-based payment arrangements	11	—	—	—	—	11
Other	62	—	—	—	—	62

Net cash provided by (used in) financing activities	2,050	(53,602)	(967)	(12,877)	—	(65,396)

Net increase in cash	445	2,380	37	403	—	3,265
Cash and cash equivalents, beginning of period	38,675	874	—	1,056	—	40,605

Cash and cash equivalents, end of period	$39,120	$3,254	$37	$1,459	$—	$43,870

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes-(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2005
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$19,560	$14,703	$1,157	$17,422	$—	$52,842

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	16	—	—	—	16
Proceeds from sale of assets, net	(402)	7,944	—	2,465	—	10,007
Additions to property and equipment	(3,734)	(15,015)	(117)	(3,703)	—	(22,569)
Other	—	156	—	(7)	—	149

Net cash used in investing activities	(4,136)	(6,899)	(117)	(1,245)	—	(12,397)

Cash flows from financing activities:
Proceeds from long-term debt	440,000	—	—	—	—	440,000
Repayments of long-term debt	(446,778)	—	—	—	—	(446,778)
Intercompany receivables (payables)	31,052	(14,555)	(1,040)	(15,457)	—	—
Debt issue costs	(6,257)	—	—	—	—	(6,257)
Issuance of common stock	13,602	—	—	—	—	13,602
Purchase and retirement of common stock	(13,685)	—	—	—	—	(13,685)
Dividends	(8,183)	—	—	—	—	(8,183)
Other	(53)	—	—	—	—	(53)

Net cash provided by (used in) financing activities	9,698	(14,555)	(1,040)	(15,457)	—	(21,354)

Net increase (decrease) in cash	25,122	(6,751)	—	720	—	19,091
Cash and cash equivalents, beginning of period	13,553	7,625	—	336	—	21,514

Cash and cash equivalents, end of period	$38,675	$874	$—	$1,056	$—	$40,605

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations and Acquisitions
     The Company sold eleven businesses in fiscal year 2007, all of which are classified as discontinued operations for all periods presented. In fiscal years 2007, 2006 and 2005, the Company recorded gains on dispositions, net of impairment losses, of ($44), ($153) and $1,311 in continuing operations, respectively, and $609, ($174) and $1,090 in discontinued operations, respectively.
     In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in 2005, 2006 and 2007 in continuing operations are reflected in the “Gains on dispositions and impairment (losses), net” line item. The related assets and liabilities associated with assets held for sale are shown in separate line items in the consolidated balance sheet titled “assets held for sale,” “non-current assets held for sale” and “non-current liabilities associated with assets held for sale.” As of October 31, 2006, the assets held for sale and the liabilities associated with assets held for sale line items in the balance sheet represent the assets and liabilities, respectively, of facilities sold during fiscal year 2007.
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2006 and the operating results of the discontinued operations for the years ended October 31, 2007, 2006 and 2005, respectively, are as follows:

October 31, 2006
Assets
Receivables, net of allowances	$22
Inventories and other current assets	327

Assets held for sale	$349

Net property and equipment	3,610
Preneed funeral receivables and trust investments	4,778
Preneed cemetery receivables and trust investments	224
Deferred charges and other assets	2,100
Deferred income taxes, net	4
Cemetery property	710
Cemetery perpetual care trust investments	1,839

Non-current assets held for sale	$13,265

Liabilities
Deferred preneed funeral revenue	3,624
Deferred preneed cemetery revenue	574
Non-controlling interest in funeral and cemetery trusts	4,635

Non-current liabilities associated with assets held for sale	$8,833

Non-controlling interest in perpetual care trusts associated with assets held for sale	$1,839

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(12) Discontinued Operations and Acquisitions-(Continued)

	Year Ended October 31,
	2007	2006	2005
Revenue:
Funeral	$1,851	$2,826	$4,045
Cemetery	937	1,061	1,637

	$2,788	$3,887	$5,682

Gross profit:
Funeral	$110	$79	$247
Cemetery	88	32	417

	198	111	664
Gains on dispositions and impairment (losses), net	609	(174)	1,090
Other operating income (expense), net	—	(17)	48

Earnings (loss) from discontinued operations before income taxes	$807	$(80)	$1,802

Acquisitions
     On December 12, 2006, the Company acquired a new funeral home in the Eastern Division’s Southern Region for approximately $2,800. On May 15, 2007, the Company acquired a new funeral home in the Eastern Division’s Central Region for approximately $2,398. These acquisitions have been accounted for under the purchase method, and the acquired assets and liabilities have been valued at their estimated fair values. Their results of operations have been included since the acquisition date. The excess purchase price over the fair value of net assets acquired for these funeral homes was allocated to goodwill. The change in goodwill from October 31, 2006 to October 31, 2007 amounted to $1,944 and is primarily due to these acquisitions, all of which are reflected in the Eastern division funeral segment.
(13) Separation Charges
     During fiscal years 2007, 2006 and 2005, the Company recorded $580, $991 and $1,507, respectively, in total separation charges, of which $350, $550 and $300, respectively, related to the separation pay of former executive officers. For a discussion of the separation pay to former executive officers, see Note 19. As of October 31, 2007, the Company has $699 in remaining payments under all executive officer separation agreements.
     The Company reorganized its operating divisions from four operating divisions to two: Eastern and Western, effective for the fourth quarter of fiscal year 2005. The Company recorded $230, $441 and $1,207 in costs related to this reorganization for the years ended October 31, 2007, 2006 and 2005, respectively. The liability related to the reorganization amounted to $130 and $244 at October 31, 2007 and 2006, respectively. The Company paid approximately $408, $846 and $460 of the reorganization costs during fiscal years 2007, 2006 and 2005, respectively. Reorganization costs in 2005 and 2006 primarily related to moving and other costs associated with the reorganization. Reorganization costs in 2007 are primarily related to a lease agreement for which the Company is committed through 2009. In the third quarter of 2007, the Company entered into a sublease of this property, however, this sublease does not cover the full cost of the original lease.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Long-term Debt

	October 31, 2007	October 31, 2006
Long-term debt:
3.125% senior convertible notes due 2014	$125,000	$—
3.375% senior convertible notes due 2016	125,000	—
Senior secured credit facility:
Revolving credit facility	—	—
Term Loan B	—	175,904
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 4.5% and 3.5% as of October 31, 2007 and October 31, 2006, respectively, partially secured by assets of subsidiaries, with maturities through 2022	313	955

Total long-term debt	450,313	376,859
Less current maturities	198	2,839

	$450,115	$374,020

Senior Convertible Notes
     On June 27, 2007, the Company issued in a private placement $125,000 aggregate principal amount of 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and $125,000 aggregate principal amount of 3.375 percent senior convertible notes due 2016 (the “2016 Notes”, and together with the 2014 Notes, the “senior convertible notes”). In connection with the sale of the senior convertible notes, the Company also sold common stock warrants for approximately $43,850, as described below. Total proceeds from the issuance of the senior convertible notes and sale of the common stock warrants was approximately $293,850. The Company used approximately $163,978 of the proceeds to prepay the remaining balance of the Company’s Term Loan B at par value (the Company had previously paid $13,098 of principal payments during 2007 prior to the extinguishment of the debt), including accrued interest, and used $60,000 for the purchase of call options as described below. The Company also used approximately $64,201 of the proceeds to repurchase 7,698,000 shares of the Company’s Class A common stock in negotiated transactions. The Company incurred debt issuance costs of approximately $6,217 for investment bank fees, legal fees and other costs related to the transaction. Debt issuance costs were capitalized and will be amortized over the terms of the senior convertible notes or until they become convertible. The Company recorded a charge for the loss on early extinguishment of debt of $677 as of October 31, 2007 which represents the write-off of remaining Term Loan B deferred charges.
     The 2014 Notes and 2016 Notes are governed by separate indentures dated as of June 27, 2007, among the Company, the Guarantors named therein and the trustee. The 2014 Notes mature July 15, 2014, and the 2016 Notes mature July 15, 2016. The 2014 Notes bear interest at a rate of 3.125 percent per annum, and the 2016 Notes bear interest at a rate of 3.375 percent per annum. Interest is payable semiannually in arrears on January 15 and July 15 of each year, commencing January 15, 2008. As of October 31, 2007, the carrying values of the Company’s 2014 Notes and 2016 Notes, including accrued interest, were $126,345 and $126,453, respectively, compared to fair values of $131,520 and $131,653, respectively.
     Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Long-term Debt-(Continued)
occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met at October 31, 2007.
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
     The senior convertible notes are the Company’s senior unsecured obligations. The senior convertible notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior basis, by all of the Company’s subsidiaries that are guarantors of the Company’s 6.25 percent senior notes, except for three immaterial non-wholly owned subsidiaries and except for any future non-wholly owned subsidiaries. The indentures contain events of default which, if they occur, entitle the holders of the senior convertible notes to declare the senior convertible notes immediately due and payable.
     In connection with the sale of the senior convertible notes, the Company and the guarantors entered into a registration rights agreement dated as of June 27, 2007. Pursuant to the registration rights agreement, the Company filed with the SEC a shelf registration statement with respect to the resale of the senior convertible notes and the shares of Class A common stock issuable upon conversion of the senior convertible notes. The Company agreed to use its reasonable best efforts to keep the registration statement effective for a period of up to two years, subject to the Company’s right to suspend the use of the prospectus under certain circumstances. The Company will be required to pay additional interest, up to 0.50 percent, subject to some limitations, to the holders of the senior convertible notes if the requirements of the registration rights agreement are not met.
     Also, in connection with the sale of the senior convertible notes, the Company purchased call options with respect to its Class A common stock from Merrill Lynch International. The call options cover, subject to anti-dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that correspond to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options.
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
     The price of the call options is treated for tax purposes as interest expense, which amortizes over the lives

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Long-term Debt-(Continued)
of the notes. Accordingly, the Company will have a tax benefit of approximately $21,000 over the lives of the senior convertible notes. The sale of the warrants is not expected to have any tax consequences to the Company.
     By selling the warrants, the Company used the proceeds to offset much of the cost of the call options. By simultaneously purchasing the call options and selling the warrants, the Company has effectively increased the conversion premium on the senior convertible notes to 55-65 percent above the market price of the Class A common stock at the time of the offering.
Senior Secured Credit Facility
     On November 19, 2004, the Company entered into an amended and restated senior secured credit facility consisting of a $125,000 five-year revolving credit facility maturing on November 19, 2009, and a $100,000 seven-year Term Loan B. During the first quarter of fiscal year 2005, the Company incurred a charge for the early extinguishment of debt of $2,651 ($1,723 after tax, or $.02 per share) to write off fees associated with the prior facility. In 2005, the Company borrowed an additional $130,000 in Term Loan B under an accordion feature. The Term Loan B was paid in full in June 2007.
     As a result of the amendment of the facility in 2004, the leverage-based grid pricing for the interest rate on the Company’s revolving credit facility was reduced to LIBOR plus 150.0 basis points at closing, representing a 50 basis-point reduction. The grid for the revolving credit facility ranges from 137.5 to 200.0 basis points. The Company pays a quarterly commitment fee of 37.5 to 50.0 basis points, based on the Company’s consolidated leverage ratio. The interest rate on the Company’s Term Loan B was reduced to LIBOR plus 175.0 basis points, which was 75 basis points below the prior facility and not subject to grid pricing.
     As of October 31, 2007 and 2006, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of October 31, 2007, after giving consideration to the $12,995 of outstanding letters of credit and a $30,838 bond the Company is required to maintain to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from trust funds in Florida, the Company’s availability under the revolving credit facility was $81,167. As stated above, on June 27, 2007, the Company repaid the balance of its Term Loan B prior to its maturity date. As of October 31, 2006, the carrying value of the Company’s Term Loan B including accrued interest was $178,145, compared to a fair value of $177,925. As of October 31, 2006, the Company’s Term Loan B was subject to short-term variable interest rates of approximately 7.2 percent.
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
     The covenants include required mandatory prepayments from the proceeds of certain asset sales and debt and equity offerings (with the first $25,000 per year of asset sale proceeds considered to be an optional prepayment), limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. The agreement also limits capital expenditures in any fiscal year to

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Long-term Debt-(Continued)
$40,000, with a provision for the carryover of permitted but unused amounts. The cost of acquisitions is unlimited if the consolidated leverage ratio is less than or equal to 3.00 to 1.00 and the consolidated senior secured leverage ratio is less than or equal to 1.75 to 1.00, after giving pro forma effect to the acquisition; otherwise, the limit is $75,000 in any fiscal year, with a provision for the carryover of permitted but unused amounts. The lenders under the senior secured credit facility can accelerate all obligations under the facility and terminate the revolving credit commitment if an event of default occurs and is continuing.
     Under the dividend and stock repurchase restrictions in the senior secured credit facility, the Company could use up to $197,576 to pay dividends or repurchase its stock as of October 31, 2007.
     Obligations under the senior secured credit facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).
     The lenders under the senior secured credit facility have received a first priority perfected security interest in (1) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company and 65 percent of the voting capital stock of all direct foreign subsidiaries and (2) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law prohibits security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder and (e) any assets with respect to which a security interest cannot be perfected.
Senior Notes
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
     The 6.25 percent senior notes are governed by the terms of an indenture dated as of February 11, 2005. Prior to February 15, 2009, the 6.25 percent senior notes are not redeemable. Beginning on February 15, 2009, the Company may redeem the 6.25 percent senior notes in whole or in part at any time at the redemption prices set forth in the indenture, plus any accrued and unpaid interest. In addition, upon a change of control of the Company, holders of the 6.25 percent senior notes will have the right to require the Company to repurchase all or any part of their 6.25 percent senior notes for cash at a price equal to 101 percent of the aggregate principal amount of the 6.25 percent senior notes repurchased, plus any accrued and unpaid interest. As of October 31, 2007 and 2006, the carrying values of the Company’s 6.25 percent senior notes including accrued interest were $202,604 compared to

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Long-term Debt-(Continued)
fair values of $193,578 and $190,599, respectively.
     The 6.25 percent senior notes are guaranteed, jointly and severally, by the SEI Guarantors, and are the Company’s senior unsecured obligations and the guarantees of the 6.25 percent senior notes are the SEI Guarantors’ senior unsecured obligations.
     The indenture contains affirmative and negative covenants that, among other things, limit the Company and the SEI Guarantors’ ability to engage in sale and leaseback transactions, effect a consolidation or merger or sale, transfer, lease, or otherwise dispose of all or substantially all assets, and create liens on assets. The indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 6.25 percent senior notes may declare all outstanding 6.25 percent senior notes to be due and payable immediately.
     In connection with the issuance of the 6.25 percent senior notes in February 2005, the Company entered into a registration rights agreement that required that a registration statement be filed and declared effective by the SEC, and that an exchange offer be conducted providing for the exchange of the unregistered notes for similar registered notes, all within specified times. The Company was unable to cause the required registration statement to become effective on time and therefore was required to pay additional interest at the regular interest payment rates to the note holders until the default was cured. Additional interest began to accrue on June 12, 2005 at a rate of 0.50 percent per annum, increased to 1.00 percent on September 11, 2005 and increased to 1.50 percent on December 11, 2005. The exchange offer was completed on June 5, 2006. Total additional interest incurred from June 12, 2005 to June 5, 2006 was $2,200 of which $1,672 was incurred in fiscal year 2006. Since the exchange offer was completed, the additional interest has been eliminated.
Other
     As of October 31, 2007, the Company’s subsidiaries had approximately $313 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $182 of this debt is secured by liens on the stock or assets of the related subsidiaries.
     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2008 through October 31, 2012, are approximately $198 in 2008, $20 in 2009, $5 in 2010, $5 in 2011 and $5 in 2012. Scheduled principal payments thereafter are $450,080.
     As of October 31, 2007, the Company was in compliance with the covenants in its debt agreements.
(15) Guarantees
     The Company’s obligations under its senior secured credit facility, 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility, senior convertible notes, and senior notes, see Note 14.
     All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured by a first priority perfected security interest as described in Note 14.
     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Guarantees-(Continued)
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
     As of October 31, 2007, the Company has guaranteed long-term debt of its subsidiaries of approximately $101 that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions.
(16) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2007
Earnings from continuing operations	$39,314

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$39,314	102,584	$.38

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		153

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$39,314	102,737	$.38

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16) Reconciliation of Basic and Diluted Per Share Data-(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2006
Earnings from continuing operations	$37,580

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$37,580	106,855	$.35

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		45

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$37,580	106,900	$.35

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2005
Earnings from continuing operations before cumulative effect of change in accounting principle	$8,303

Basic earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$8,303	109,040	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		165

Diluted earnings per common share:
Earnings from continuing operations before cumulative effect of change in accounting principle available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,303	109,205	$.08

     Options to purchase 392,212 shares of common stock at prices ranging from $6.33 to $7.31 per share were antidilutive during the year ended October 31, 2007. For the year ended October 31, 2007, 540,000 market based stock options and 360,000 market and performance based shares of restricted stock were not dilutive. For the year ended October 31, 2007, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for the year ended October 31, 2007 was less than the conversion price of the senior convertible notes and strike price of the warrants.
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
(16) Reconciliation of Basic and Diluted Per Share Data-(Continued)
     Options to purchase 1,117,002 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the year ended October 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2007, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(17) Income Taxes
     Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and Possessions	State	Totals
Year Ended October 31,
2007:
Current tax expense	$10,582	$3,180	$13,762
Deferred tax expense	1,725	2,612	4,337

	$12,307	$5,792	$18,099

2006:
Current tax expense	$1,680	$5,053	$6,733
Deferred tax expense	14,247	174	14,421

	$15,927	$5,227	$21,154

2005:
Current tax expense	$1,548	$1,930	$3,478
Deferred tax expense (benefit)	227	(727)	(500)

	$1,775	$1,203	$2,978

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Income Taxes—(Continued)

	Discontinued Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2007:
Current tax expense	$269	$39	$308
Deferred tax expense	—	—	—

	$269	$39	$308

2006:
Current tax expense (benefit)	$51	$(4)	$47
Deferred tax benefit	(126)	(14)	(140)

	$(75)	$(18)	$(93)

2005:
Current tax expense	$269	$25	$294
Deferred tax benefit	(43)	—	(43)

	$226	$25	$251

          The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2007	2006	2005

Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	3.68	4.67	7.09
U.S. possession income tax	(.79)	2.48	6.62
Nondeductible expenses and other	.04	.13	6.12
Dividend exclusion	(3.13)	(3.47)	(21.41)
Basis adjustment on sale of businesses	—	—	(2.41)
Valuation allowance	(3.27)	.86	—
Work opportunity tax credit	—	(.20)	(4.61)
Settlement of federal tax audit	—	(3.45)	—

Effective tax rate	31.53%	36.02%	26.40%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Income Taxes—(Continued)
          Deferred tax assets and liabilities consist of the following:

	October 31,
	2007	2006
Deferred tax assets:
Accrued expenses	$5,297	$6,204
Allowance for sales cancellations and doubtful accounts	6,638	6,242
Capital loss carryover (1)	—	5,271
Deductible Texas taxes related to Texas audits	—	704
Deferred preneed sales and expenses	213,463	206,974
Deferred compensation	4,420	3,731
Inventory writedown	1,022	1,050
Original issue discount on purchased call options	20,321	—
Lease obligations	675	631
Loss on worthless stock	—	4,546
Non-compete amortization	2,358	3,519
Other	1,173	683
Share-based compensation	1,095	573
State income taxes (2)	32,342	33,143
U.S. possession income tax (3)	16,860	17,105

	305,664	290,376
Valuation allowance (4)	(4,032)	(10,457)

	301,632	279,919

Deferred tax liabilities:
Depreciation	2,854	1,857
Goodwill amortization	27,617	23,114
Partnership interest	2,037	2,037
Purchase accounting adjustments	67,644	68,426

	100,152	95,434

	$201,480	$184,485

Current net deferred asset	$8,621	$10,502
Long-term net deferred asset	192,859	173,983

	$201,480	$184,485

(1)	This tax benefit of $5,271 as of October 31, 2006 is calculated on a gross capital loss carryover of $15,060, of which $10,647 was available until the end of fiscal year 2007 and $4,413 was available until the end of fiscal year 2009. As of October 31, 2006, a valuation allowance of $3,393 was recorded on the capital loss carryover scheduled to expire in 2007. During fiscal year 2007, the Company utilized both the 2007 and 2009 capital loss carryforwards resulting in a release of the valuation allowance.

(2)	A significant component of this balance is a gross state net operating loss carryover of approximately $176,238 ($7,439 net of a federal tax benefit). This loss is not concentrated in any one state, but instead, is widespread in states whose carryover period averages from 15 to 20 years. During fiscal year 2007, the Company adjusted its previously recorded valuation allowance from $313 to $1,962 as it was determined that the net operating loss carryforwards in two states were not likely to be utilized prior to their expiration due to additional operating losses incurred in 2007. This change is the net effect of recording reductions to the reserve of $299 offset by additions to the reserve of $1,948.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Income Taxes—(Continued)

(3)	This U.S. possession is Puerto Rico. A significant component of this balance is a net operating loss carryover of $8,165 ($2,070 net of a federal benefit). Puerto Rico’s allowable carryforward period is 7 years from the date incurred. In 2007, the Company reduced its previously recorded valuation allowance from $2,205 to $2,070, which represents a full reserve on the operating loss carryover asset. This change is the net effect of recording reductions to the reserve of $1,076 for utilizations of the net operating loss carryover at one entity and additions to the reserve of $941 for additional operating losses incurred in 2007 for a separate entity. The remaining deferred tax asset balance of $14,790 is for timing differences relating primarily to deferred preneed sales and expenses for which no valuation allowance has been recorded as management believes it is more likely than not that this asset will be realized in future periods.

(4)	During fiscal year 2007, the Company reduced its valuation allowance from $10,457 to $4,032 which represents a reduction of $3,393 attributable to its utilization of its capital loss carryover and a reduction of $4,546 related to the write-off of both the deferred tax asset and related valuation allowance for a worthless stock deduction for which recognition was determined to be remote in fiscal year 2007. These reductions were offset by $1,514 of net increases to the reserve attributable to the net operating loss changes noted in items (2) and (3) above. Finally, at the end of 2007, the entire balance of the valuation allowance of $4,032 is attributable to the net operating loss carryforwards in certain states and Puerto Rico.
          During fiscal year 2007, the Company recognized a combined non-recurring tax benefit of $4,180, of which $787 is attributable to the completion of an audit by the Commonwealth of Puerto Rico for tax periods 1999 to 2001 (see further information below), and $3,393 is attributable to a reduced valuation allowance on its capital loss carryover which was due to expire at the end of 2007. The Puerto Rico benefit represents a partial recovery of the tax receivable reserve recorded in the third quarter of 2006, while the reduced valuation allowance was the result of the Company’s ability to generate sufficient capital gain income prior to the 2007 expiration date on the loss carryover.
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
          Second, the Company’s valuation allowance on deferred tax assets was increased by $237 (a net tax expense) which is the net result of reductions to the allowance of $1,558 offset by additions of $1,795. The reduction of $1,558 was primarily attributable to removing the valuation allowance on the capital loss carryover subject to expiration at the end of 2009 which the Company believed was more likely than not to be realized. The additions to the allowance included $1,378 on the Puerto Rico net operating loss, $313 on a portion of the state net operating losses and $104 on the capital loss carryover subject to expiration at the end of 2007.
          Third, a reserve of $2,550 was recorded on a tax receivable (a net tax expense of $1,657) due from the Commonwealth of Puerto Rico which is under examination and is uncertain as to payment. This reserve relates to requested refunds of approximately $2,550 related to tax years October 31, 1999 to 2001 applied for by various subsidiaries operating in Puerto Rico. The tax authorities are currently examining the refund claims, and a field agent has recently questioned approximately $62,662 in deductions taken by the Company’s Puerto Rican subsidiaries in prior years which, if not defended successfully, could result in additional tax, interest and penalties of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Income Taxes—(Continued)
approximately $28,420. The Company has not recorded an additional reserve for any additional taxes, interest or penalties. In December of 2006 the Company successfully secured a position letter from the Treasury Department of Puerto Rico limiting the potential liability to the refund under review. Then in September of 2007 it reached a settlement with the taxing authority which enabled it to record a partial recovery of $1,211 ($787 net of federal tax) on the $2,550 ($1,657 net of federal tax) that had been previously reserved.
          Fourth, an additional tax expense of $906 was recorded as a result of prior years refund denials issued by the State of Texas of $631 ($410 net of a federal tax benefit) coupled with tax assessments of $1,185 ($780 net of a federal tax benefit) on subsequent tax years attributable to the same sourcing issue in the denied refunds. Also with regard to Texas, new legislation was passed enacting a new margins tax in place of the existing franchise tax which resulted in a tax benefit of $437 ($284 net of a federal tax).
          Fifth, an additional tax expense of $885 was recorded in relation to the write-off of a deferred tax asset attributable to foreign tax credits which the Company now believes it cannot recognize based on its anticipated downward trend in future net foreign source income.
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
(18) Benefit Plans
Stewart Enterprises Employees’ Retirement Trust
          The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). All regular employees are eligible to participate in this plan. New employees are automatically enrolled in the plan at a three percent contribution rate after 60 days of employment, unless they elect not to participate. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Employee contributions of up to five percent of earnings are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2007, 2006 and 2005 was approximately $3,138, $2,113 and $2,165, respectively.
Stewart Enterprises Puerto Rico Employees’ Retirement Trust
          On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan. Eligible employees may contribute up to 10 percent of their earnings, up to a maximum annual contribution of $8. Employee contributions of up to five percent of earnings are eligible for Company matching contributions at the rate of $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2007, 2006 and 2005 was $85, $95 and $108, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Benefit Plans—(Continued)
Non-qualified Supplemental Retirement and Deferred Compensation Plan
          The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2007, 2006 and 2005 was approximately $318, $144 and $210, respectively.
Supplemental Executive Retirement Plan
          On April 1, 2002, the Company adopted an unfunded, non-qualified retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”), to provide for the payment of pension benefits to a select group of highly-compensated management employees as approved by the Compensation Committee of the Company’s Board of Directors. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The Company’s expense for the fiscal years ended October 31, 2007, 2006 and 2005 was $2,448, $2,100 and $1,877, respectively. The Company’s liability as of October 31, 2007 and 2006 was $9,699 and $7,955, respectively.
Compensation Plans
          In April 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (“Stock Plan”) and the Company’s Executive Officer Annual Incentive Plan (“Incentive Plan”) at its annual shareholders’ meeting. The Stock Plan replaces the Company’s 1995 Incentive Compensation Plan, 2000 Incentive Compensation Plan and 2005 Directors’ Stock Plan. No future grants will be made through these prior plans. The Compensation Committee of the Company’s Board of Directors will administer the Stock Plan and has the authority to make awards under the Stock Plan including setting the terms of the awards. A total of 5,000,000 shares of the Company’s Class A common stock are authorized to be issued under the Stock Plan. Officers, directors and key employees will be eligible to receive incentives under the Stock Plan when designated as a Stock Plan participant by the Committee.
          The Incentive Plan was presented to the shareholders for approval in order to qualify the quantitative portion of the annual incentive award as fully deductible performance-based compensation under Section 162(m) of the Internal Revenue Code. The Incentive Plan will be administered by the Compensation Committee of the Company’s Board of Directors, and it will apply to each of the five fiscal years during the period beginning November 1, 2007 and ending October 31, 2012, unless terminated earlier by the Compensation Committee. Any executive officer may be designated by the Compensation Committee as a participant in the Incentive Plan for any year. No participant may be paid a bonus under the Incentive Plan of more than $1,500 for any fiscal year. The Compensation Committee may determine to pay bonuses under the Incentive Plan in whole or in part in cash or stock. Any such stock will be issued through the Company’s stock-based incentive plans.
Employee Stock Purchase Plan
          On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Employee Stock Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Employee Stock Plan. The Employee Stock Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock on a quarterly basis. The purchase price is established at a 15 percent discount from fair market value, as defined in the Employee Stock Plan. As of October 31, 2007, 334,456 shares had been

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Benefit Plans—(Continued)
acquired under this Plan.
Stock-Based Compensation
          Net earnings for the year ended October 31, 2007 includes $1,576 ($1,069 after tax) of share-based compensation costs compared to $1,203 ($803 after tax) for the same period in 2006, which are included in corporate general and administrative expenses in the consolidated statements of earnings. As of October 31, 2007, there was $2,882 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.82 years. The following table is a summary of the Company’s stock options outstanding as of October 31, 2007, 2006 and 2005, and the changes that occurred during fiscal years 2007, 2006 and 2005.

	2007		2006		2005
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	1,441,294	$6.15	1,468,734	$6.62	3,521,393	$5.26
Granted	1,039,167	$7.12	473,060	$5.37	1,182,100	$6.96
Exercised	(411,511)	$6.40	(33,334)	$5.44	(2,982,460)	$5.16
Forfeited	(168,221)	$6.63	(467,166)	$6.89	(252,299)	$6.57

Outstanding at end of year	1,900,729	$6.58	1,441,294	$6.15	1,468,734	$6.62

Exercisable at end of year	471,353	$5.90	645,665	$6.10	233,338	$5.44

Weighted-average fair value of options granted		$2.84		$2.27		$4.06

Year Ended October 31, 2007
Aggregate Intrinsic Value
Options outstanding as of October 31, 2007	$4,731
Options exercisable as of October 31, 2007	$1,496
Options exercised during 2007	$539

Year Ended October 31, 2006
Aggregate Intrinsic Value
Options outstanding as of October 31, 2006	$575
Options exercisable as of October 31, 2006	$282
Options exercised during 2006	$13
          The following table further describes the Company’s stock options outstanding as of October 31, 2007.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average	Remaining
Exercise Prices	10/31/2007	Contractual Life	Exercise Price	10/31/2007	Exercise Price	Contractual Life
$5.06 - $5.86	569,912	5.51 years	$5.40	307,903	$5.36	5.67 years
$6.33 - $6.90	786,317	5.35 years	$6.57	163,450	$6.90	4.14 years
$7.31 - $7.37	184,500	6.53 years	$7.37	—	$—	—
$8.06	360,000	6.42 years	$8.06	—	$—	—

$5.06 to $8.06	1,900,729	5.71 years	$6.58	471,353	$5.14	5.90 years

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Benefit Plans—(Continued)

		Weighted Average
	Year Ended	Grant-Date
	October 31, 2007	Fair Value
Nonvested options as of November 1, 2006	795,629	$3.18
Granted	1,039,167	$2.84
Vested	(237,199)	$3.22
Forfeited	(168,221)	$3.63

Nonvested options as of October 31, 2007	1,429,376	$2.87

          The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2007, 2006 and 2005: expected dividend yield of 1.1 percent, 0.4 percent and zero percent; expected volatility of 47.7 percent, 53.2 percent and 43.3 percent; risk-free interest rate of 4.4 percent, 3.7 percent and 4.4 percent; and an expected term of 7.0 years, 7.7 years and 4.3 years. In 2007, the Company issued stock options with market conditions based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records this expense over the requisite service period. The fair value of the Company’s market based stock options is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions for fiscal year 2007: expected dividend yield of 1.3 percent; expected volatility of 39.9 percent; risk-free interest rate of 4.5 percent; and an expected term of 3.5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
          Likewise, the fair value of shares acquired through the Employee Stock Purchase Plan is estimated quarterly using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2007, 2006 and 2005, respectively: expected dividend yield of 1.5 percent, 1.4 percent and 0.4 percent; expected volatility of 42.5 percent, 44.6 percent and 54.9 percent; risk-free interest rate of 5.0 percent, 4.3 percent and 2.6 percent; and an expected term of .3 years, .5 years and .5 years.
Restricted Stock
          The expense related to restricted stock granted in fiscal years 2007, 2006 and 2005 is reflected in earnings and amounted to $447, $484 and $742, respectively. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2007, 2006 and 2005.

(In shares)	2007(1)	2006(2)	2005(3)
Nonvested restricted stock at beginning of year	97,398	190,866	160,334
Granted	565,000	31,998	166,500
Vested	(29,801)	(125,466)	(125,335)
Forfeited	(25,650)	—	(10,633)

Nonvested restricted stock at end of year	606,947	97,398	190,866

(1)	On January 8, 2007, the Company granted 52,500 shares of restricted stock to a group of executive officers of which vests in equal 25 percent portions on January 8, 2008, 2009, 2010 and 2011. On March 31, 2007, the Company granted 340,000 shares of restricted stock to an executive officer consisting of 100,000 shares conditional on service, 120,000 shares conditional on certain performance criteria and 120,000 shares conditional on certain market criteria. On May 16, 2007, the Company granted 170,000 shares of restricted stock to an executive officer consisting of 50,000 shares conditional on service, 60,000 shares conditional on

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Benefit Plans—(Continued)

certain performance criteria and 60,000 shares conditional on certain market criteria. The restricted shares based on service conditions vest in equal one-third portions on the anniversary date of the respective grant dates. The performance conditions are based on meeting certain return on equity targets in each of the years 2008, 2009 and 2010. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense. The market conditions are based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records the expense over the requisite service period. On September 17, 2007, the Company granted 2,500 shares of restricted stock to an executive officer of which 34 percent vest on September 17, 2008, 33 percent vest on September 17, 2009 and 33 percent vest on September 17, 2010.

(2)	On May 11, 2006, the Company granted 31,998 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on May 11, 2007, 2008, 2009 and 2010.

(3)	On November 18, 2004, the Company granted 72,000 shares of restricted stock to an executive officer which became fully vested on June 30, 2006. On December 20, 2004, the Company granted 58,000 shares of restricted stock to executive officers, which vests 25 percent on December 20, 2005, 25 percent on December 20, 2006 and 50 percent on December 20, 2007. On December 20, 2004, the Company also granted 36,500 shares of restricted stock to executive officers, which vest in equal 25 percent portions on December 20, 2005, 2006, 2007 and 2008.
Other
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Commitments, Contingencies and Related Party Transactions—(Continued)
Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co., number H-05-3399 (“Pioneer Valley Case”). This purported class action was filed on July 8, 2005, in the Northern District of California on behalf of a nationwide class of independent casket retailers. The casket retailers make allegations similar to those made in the Consolidated Consumer Cases reported above and seek treble damages, injunctive relief, interest, costs and attorneys’ fees.
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
Leases
          The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 15 years, except for six leases that expire between 2032 and 2039. Rent payments under these leases were $4,478, $4,588 and $4,997 for the years ended October 31, 2007, 2006 and 2005, respectively. The Company’s future minimum lease payments as of October 31, 2007 are $4,284, $3,876, $3,103, $2,079, $1,575 and $16,863 for the years ending October 31, 2008, 2009, 2010, 2011, 2012 and later years, respectively.
Other Commitments and Contingencies
          The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $7,086 and $7,683 as of October 31, 2007 and 2006, respectively. The Company’s future non-compete payments as of October 31, 2007 are $1,209, $328, $242, $242 and $68 for the years ending October 31, 2008, 2009, 2010, 2011 and 2012, respectively.
          The Company is required to maintain a bond ($30,838 as of October 31, 2007) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.
Related Party Transactions
          In November 2006, the Company announced the retirement of Everett N. Kendrick, Executive Vice President, Chief Operating Officer and President — Sales and Marketing Division, effective December 31, 2006. As part of Mr. Kendrick’s separation agreement, the Company must pay Mr. Kendrick $350 in equal bi-weekly installments over a two-year period commencing six months after his retirement date. The Company recorded the $350 charge in the first quarter of fiscal year 2007 but will make the payments in accordance with the agreement.
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
          In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Commitments, Contingencies and Related Party Transactions—(Continued)
payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2007, including accrued interest, was approximately $1,197.
          The father of G. Kenneth Stephens, Jr., Executive Vice President and President of the Company’s Western Division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. For the years ended October 31, 2007, 2006 and 2005, the Company paid Cemetery Funeral Supply, Inc. $186, $329, and $226, respectively.
(20) Segment Data
          Effective for the fourth quarter of fiscal year 2005, the Company reorganized its operating divisions from four to two and revised its operating and reportable segments. The Company’s presentation reflects five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern.
          As of October 31, 2007, the Company operated two geographic divisions each with a division president: Western division and Eastern division. The Western division consists of 115 funeral homes and 47 cemeteries in Alabama, Arkansas, California, Illinois, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington and Wisconsin. The Eastern division consists of 106 funeral homes and 92 cemeteries in Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico.
          The corporate trust management segment includes (1) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (2) fee income related to the Company’s wholly-owned subsidiary, Investors Trust, Inc. (“ITI.”). Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers.
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
     The Company also measures its preneed sales growth year-over-year. Preneed sales and the accounting for these sales are discussed in Notes 2(i), 2(j) and 2(k). Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed monthly by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth.  As such, the CODM reviews the preneed sales data in addition to revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the CODM.
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
     For a discussion of discontinued operations, see Note 12. The table below presents information about reported segments for the fiscal years ended October 31, 2007, 2006 and 2005 for the Company’s continuing operations only based on the Company’s reportable segments.

	Funeral Revenue			Cemetery Revenue (1)			Total Revenue
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Eastern Division	$117,164	$116,283	$113,012	$143,233	$136,807	$127,436	$260,397	$253,090	$240,448
Western Division	143,771	146,094	138,817	90,354	87,829	79,566	234,125	233,923	218,383
Corporate Trust Management (2)	18,395	17,860	18,884	9,900	9,357	11,194	28,295	27,217	30,078

Total	$279,330	$280,237	$270,713	$243,487	$233,993	$218,196	$522,817	$514,230	$488,909

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Segment Data—(Continued)

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Eastern Division	$17,846	$18,387	$18,493	$20,993	$24,030	$15,687	$38,839	$42,417	$34,180
Western Division	27,442	29,495	24,329	19,204	16,522	13,862	46,646	46,017	38,191
Corporate Trust Management (2)	17,667	17,313	18,368	9,278	8,866	10,740	26,945	26,179	29,108

Total	$62,955	$65,195	$61,190	$49,475	$49,418	$40,289	$112,430	$114,613	$101,479

	Net Preneed Funeral			Net Preneed Cemetery			Net Total Preneed
	Merchandise and Service Sales(3)			Merchandise and Service Sales (3)			Merchandise and Service Sales(3)
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Eastern Division	$44,837	$47,288	$42,904	$38,939	$42,123	$42,360	$83,776	$89,411	$85,264
Western Division	57,792	56,470	48,523	16,797	17,720	16,521	74,589	74,190	65,044

Total	$102,629	$103,758	$91,427	$55,736	$59,843	$58,881	$158,365	$163,601	$150,308

	Depreciation and Amortization			Depreciation and Amortization			Depreciation and Amortization
	Funeral			Cemetery			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Eastern Division	$6,720	$7,615	$7,590	$4,418	$3,340	$3,871	$11,138	$10,955	$11,461
Western Division	6,782	6,702	7,011	2,572	2,504	2,590	9,354	9,206	9,601
Reconciling Items (4)							7,146	5,505	4,647

Total							$27,638	$25,666	$25,709

	Additions to Long-Lived Assets			Additions to Long-Lived Assets			Additions to Long-Lived Assets
	Funeral(5)			Cemetery(5)			Total(5)
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Eastern Division	$5,304	$3,740	$5,896	$11,882	$8,602	$8,968	$17,186	$12,342	$14,864
Western Division	14,070	11,285	6,354	10,538	10,526	5,831	24,608	21,811	12,185
Reconciling Items (4)							7,703	5,329	6,428

Total							$49,497	$39,482	$33,477

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	2007	2006	2007	2006	2007	2006
Eastern Division	$91,091	$89,147	$25,952	$25,952	$117,043	$115,099
Western Division	107,522	107,522	48,721	48,721	156,243	156,243

Total	$198,613	$196,669	$74,673	$74,673	$273,286	$271,342

	Assets held for Sale-Funeral		Assets held for Sale-Cemetery		Assets held for Sale-Total
	2007	2006	2007	2006	2007	2006
Eastern Division	$—	$2,118	$—	$995	$—	$3,113
Western Division	—	7,545	—	2,956	—	10,501

Total	$—	$9,663	$—	$3,951	$—	$13,614

(1)	Perpetual care trust earnings of $10,164, $10,079 and $8,106 for fiscal years 2007, 2006 and 2005, respectively, are included in the revenue and gross profit data of the related geographic segment.

(2)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Segment Data—(Continued)

service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investor’s Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2007, 2006 and 2005 were $5,881, $5,528 and $5,383, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2007, 2006 and 2005 were $12,514, $12,332 and $13,501, respectively. Trust management fees included in cemetery revenue for 2007, 2006 and 2005 were $5,343, $4,894 and $4,945, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2007, 2006 and 2005 were $4,557, $4,463 and $6,249, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

(4)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(5)	Long-lived assets include cemetery property and net property and equipment.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes and cumulative effect of change in accounting principle for the fiscal years ended October 31, 2007, 2006 and 2005, is as follows:

	Year Ended October 31,
	2007	2006	2005
Gross profit for reportable segments	$112,430	$114,613	$101,479
Corporate general and administrative expenses	(31,143)	(31,739)	(19,440)
Hurricane related recoveries (charges), net	(2,533)	1,628	(9,366)
Separation charges	(580)	(991)	(1,507)
Gains on dispositions and impairment (losses), net	(44)	(153)	1,311
Other operating income, net	1,651	1,333	1,373
Interest expense	(25,065)	(29,633)	(30,460)
Loss on early extinguishment of debt	(677)	—	(32,822)
Investment and other income, net	3,374	3,676	713

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$57,413	$58,734	$11,281

(21) Supplementary Information
     The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2007, 2006 and 2005.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Supplementary Information —(Continued)

	Year Ended October 31,
	2007	2006	2005
Service revenue
Funeral	$169,680	$165,418	$153,920
Cemetery	60,002	62,436	58,130

	229,682	227,854	212,050
Merchandise revenue
Funeral	101,232	106,718	108,830
Cemetery	166,772	155,406	144,567

	268,004	262,124	253,397
Other revenue
Funeral	8,418	8,101	7,963
Cemetery	16,713	16,151	15,499

	25,131	24,252	23,462

Total revenue	$522,817	$514,230	$488,909

Service costs
Funeral	$59,540	$56,434	$50,989
Cemetery	40,649	42,170	40,641

	100,189	98,604	91,630
Merchandise costs
Funeral	63,187	64,728	66,356
Cemetery	97,904	90,527	86,523

	161,091	155,255	152,879
General and administrative expenses
Funeral	93,648	93,880	92,178
Cemetery	55,459	51,878	50,743

	149,107	145,758	142,921

Total costs	$410,387	$399,617	$387,430

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
(22) Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. As of October 31, 2007, the Company had incurred approximately $33,758 (of which $20,897 was incurred in fiscal year 2005 and $10,328 was incurred in fiscal year 2006) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. For the year ended October 31, 2007, the Company recorded hurricane related charges of $2,533

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Hurricane Related Charges —(Continued)
compared to a $1,628 recovery for the year ended October 31, 2006. As of October 31, 2007, the Company has recorded insurance proceeds from Hurricane Katrina of $23,562 and business interruption proceeds of $3,169 for a total of $26,731. Of this amount, $11,531 was recorded in fiscal year 2005 and $15,200 was recorded in fiscal year 2006. No additional insurance proceeds were recorded in fiscal year 2007.
     Some of the insurance proceeds were recorded as receivables and were collected in a subsequent period. As of October 31, 2006, the Company had received $16,731 in insurance proceeds and received an additional $10,000 in insurance proceeds, including $3,169 in business interruption insurance proceeds, in fiscal year 2007.
     For the year ended October 31, 2006, the Company recorded $3,169 in business interruption insurance proceeds based on information received from the Company’s insurance carrier. The Company has reflected $2,829 and $340 of the business interruption insurance in the funeral and cemetery revenue line items, respectively, in the consolidated statements of earnings for the year ended October 31, 2006 and in current receivables in the consolidated balance sheet as of October 31, 2006.
     The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. In addition to the insurance proceeds received and recorded by the Company as described above, the carriers have advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous significant policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds.
(23) Subsequent Events
     On December 20, 2007, the Company announced a $25,000 increase in its current stock repurchase program.
(24) Quarterly Financial Data (Unaudited)
     The quarterly financial data in the table below has been reclassified to reflect the results of certain businesses previously reported as continuing operations to discontinued operations.

Year Ended October 31, 2007(1)	First	Second	Third	Fourth
Revenues	$131,847	$137,032	$127,578	$126,360
Gross profit	30,998	32,782	26,505	22,145
Net earnings	11,926	13,629	8,123	6,135
Net earnings per common share:
Basic	.11	.13	.08	.06
Diluted	.11	.13	.08	.06

Year Ended October 31, 2006(2)	First	Second	Third	Fourth
Revenues	$125,220	$130,084	$128,613	$130,313
Gross profit	29,058	31,965	25,514	28,076
Net earnings	8,389	11,447	7,334	10,423
Net earnings per common share:
Basic	.08	.11	.07	.10
Diluted	.08	.11	.07	.10

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Quarterly Financial Data (Unaudited)—(Continued)

(1)	First quarter of fiscal year 2007 includes a charge of $1,850 in net hurricane related costs, $485 in separation pay for a former executive officer and $98 in net gains on dispositions and impairment (losses) in continuing operations. Second quarter of fiscal year 2007 includes a charge of $283 related to net hurricane related costs and $47 in separation charges. Third quarter of fiscal year 2007 includes a charge of $210 related to net hurricane related costs, ($46) in net gains on dispositions and impairment (losses) in continuing operations, $48 in separation charges and $677 for the loss on early extinguishment of debt. Fourth quarter of fiscal year 2007 includes a charge of $190 related to net hurricane related costs and ($88) in net gains on dispositions and impairment (losses) in continuing operations.

(2)	First quarter of fiscal year 2006 includes a charge of $2,638 in net hurricane related costs and $154 in separation pay for a former executive officer. Second quarter of fiscal year 2006 includes a recovery of $558 related to net hurricane related costs, $159 in net gains on dispositions and impairment (losses) in continuing operations and $122 in separation pay for a former executive officer. Third quarter of fiscal year 2006 includes a recovery of $1,072 related to net hurricane related costs and $680 in separation pay for a former executive officer. Fourth quarter of fiscal year 2006 includes a recovery of $2,636 related to net hurricane related costs and ($306) in net gains on dispositions and impairment (losses) in continuing operations. Third and fourth quarters of fiscal year 2006 also contain out of period adjustments as described in Note 2(v).
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2007.
     The effectiveness of the Company’s internal control over financial reporting as of October 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
     In the third quarter of fiscal year 2007, the Company completed the implementation of its Oracle financial software system. In connection with this implementation, the Company has improved its internal controls over financial reporting by increasing its reliance on automated controls.
     With the exception of the Oracle implementation described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
      On December 19, 2007, the Compensation Committee of the Company’s Board of Directors awarded performance based stock options and performance based restricted stock to G. Kenneth Stephens, Jr., Executive Vice President and President - Western Division and Brent F. Heffron, Executive Vice President and President - Eastern Division. These awards to Messrs. Stephens and Heffron, named executive officers in the Company’s 2007 Proxy Statement, are required to be disclosed under Item 5.02(e) of Form 8-K.
      Messrs. Stephens and Heffron each received options to purchase 45,000 shares of Class A common stock with an exercise price of $8.47, the closing price of the Company’s Class A common stock on December 19, 2007. The options to purchase will vest in three parts, with one-third vesting on each of October 31, 2008, October 31, 2009 and October 31, 2010 contingent upon the achievement of specified trading prices of the Company’s Class A common stock. To the extent not already vested, all of the options vest on October 31, 2010 upon the achievement of a specified trading price. The options have a seven year term.
      Messrs. Stephens and Heffron each also received 15,000 shares of restricted stock vesting in three parts with one-third of the restricted stock vesting on each of October 31, 2008, October 31, 2009 and October 31, 2010 contingent upon the achievement of specified return on equity criteria. To the extent not already vested, all of the restricted shares will vest on October 31, 2010 upon the achievement of specified return on equity criteria.
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
     The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2007:

Number of Securities
Remaining Available For
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)(1)
Equity compensation plans approved by security holders	2,507,676	$6.85	5,302,377
Equity compensation plans not approved by security holders	—	—	—

Total	2,507,676	$6.85	5,302,377

(1)	Includes 4,636,833 shares of our common stock under the 2007 Stock Incentive Plan, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 665,544 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.
     The remaining information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E		COLUMN F
	Balance at	Charged to
	beginning	costs and				Balance at
Description	of period	expenses	Other Changes	Write-offs		end of period
Current—Allowance for doubtful accounts:
Year ended October 31,
2007	$6,635	4,188	—	(2,681)		$8,142
2006	$6,785	2,579	(23)	(2,706)		$6,635
2005	$5,518	3,771	3	(2,507)		$6,785

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2007	$10,888	5,568	—	(5,632)		$10,824
2006	$11,350	4,216	—	(4,678)		$10,888
2005	$8,022	6,306	—	(2,978)		$11,350

Deferred tax asset valuation allowance
Year ended October 31,
2007	$10,457	(1,595)	—	(4,830	) (1)	$4,032
2006	$10,220	237	—	—		$10,457
2005	$9,744	476	—	—		$10,220

(1)	This is primarily related to the write-off of both the deferred tax asset and related valuation allowance for a worthless stock deduction for which recognition was determined to be remote in fiscal year 2007.

Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

3.2	By-laws of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated November 3, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchases (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements
10.1	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”)
10.2	Retirement Agreement by and between the Company and Kenneth C. Budde dated June 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2006)
10.3	Employment Agreement dated February 20, 2007 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2007); Amendment No. 1 to Employment Agreement dated February 20, 2007, effective May 14, 2007, between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007)
10.4	Employment Agreement dated May 14, 2007 between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2007)
10.5	Separation Agreement dated October 11, 2005, effective July 14, 2005, between the Company and Michael K. Crane (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 31, 2005)
10.6	Retirement Agreement dated October 26, 2006, effective November 2, 2006, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2006)
10.7	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K)
10.8	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K)
10.9	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers
10.10	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers
10.11	Purchase Agreement dated June 21, 2007 by and among Stewart Enterprises, Inc., the guarantors listed on Schedule A thereto and the Initial Purchases (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)
10.12	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.13	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)
10.14	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)
10.15	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)
10.16	The Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.20 to the 1991 Registration Statement); Amendment thereto dated January 1, 1994 (incorporated by reference to Exhibit 10.28 to the Company Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the “1994 10-K”, Commission File No. 1-5449); and Amendment thereto dated January 1, 2002 (incorporated by reference to Exhibit 10.54 to the 2001 10-K, Commission File No. 1-5449); Amendment thereto dated January 1, 2003 (incorporated by reference to Exhibit 10.34 to the 2002 10-K, Commission File No. 1-5449); Amendment dated September 24, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004); Amendment thereto dated January 1, 2004 (incorporated by reference to Exhibit 10.29 to the Original 2004 Form 10-K); Amendment thereto dated March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005); Amendment No. 10 to the Stewart Enterprises Employees’ Retirement Trust (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)
10.17	Stewart Enterprises Puerto Rico Employees’ Retirement Trust Summary Plan Description dated January 1, 2003 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005); Amendment No. 1 dated January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)
10.18	1165(e) Plan Adoption Agreement related to the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, amended effective as of October 31, 2001 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)
10.19	Stewart Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the year ended October 31, 2006)
10.20	2007 Executive Officer Annual Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement for the year ended October 31, 2006)
10.21	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B in the Company’s definitive proxy statement for the year ended October 31, 2002); Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2006)
10.22	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, Commission File No. 1-5449)
10.23	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001, Commission File No. 1-5449); Amendment No. 1 dated January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)

10.24	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002); Amendment No. 1 dated April 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005)

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2007.

STEWART ENTERPRISES, INC.

By:	/s/ THOMAS J. CRAWFORD
Thomas J. Crawford
President, Chief Executive Officer and a Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS J. CRAWFORD	President, Chief Executive Officer	December 21, 2007
Thomas J. Crawford	and a Director
(Principal Executive Officer)

/s/ THOMAS M. KITCHEN	Senior Executive Vice President,	December 21, 2007
Thomas M. Kitchen	Chief Financial Officer and a
(Principal Financial Officer)	Director

/s/ ANGELA M. LACOUR	Vice President,	December 21, 2007
Angela M. Lacour	Corporate Controller and
(Principal Accounting Officer)	Chief Accounting Officer

/s/ FRANK B. STEWART, JR.	Chairman of the Board	December 21, 2007
Frank B. Stewart, Jr.

/s/ ALDEN J. McDONALD, JR.	Director	December 21, 2007
Alden J. McDonald, Jr.

/s/ JAMES W. McFARLAND	Director	December 21, 2007
James W. McFarland

/s/ RONALD H. PATRON	Director	December 21, 2007
Ronald H. Patron

/s/ MICHAEL O. READ	Director	December 21, 2007
Michael O. Read

/s/ ASHTON J. RYAN, JR.	Director	December 21, 2007
Ashton J. Ryan, Jr.

Exhibit Index

10.9	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers

10.10	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer