Form 10-Q
period 2008-01-31
STEWART ENTERPRISES INC
filed 2008-03-11
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 1-15449

STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)

1333 South Clearview Parkway Jefferson, Louisiana (Address of principal executive offices)	70121 (Zip Code)

Registrant’s telephone number, including area code: (504) 729-1400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 29, 2008, was 92,124,144 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings — Three Months Ended January 31, 2008 and 2007	3

	Condensed Consolidated Balance Sheets — January 31, 2008 and October 31, 2007	4

	Condensed Consolidated Statement of Shareholders’ Equity — Three Months Ended January 31, 2008	6

	Condensed Consolidated Statements of Cash Flows — Three Months Ended January 31, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

	Item 4. Controls and Procedures	40

Part II.	Other Information

	Item 1. Legal Proceedings	40

	Item 1A. Risk Factors	41

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 6. Exhibits	41

	Signatures	43
Calculation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302 of Thomas J. Crawford, President and Chief Executive Officer
Certification Pursuant to Section 302 of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer
Certification Pursuant to Section 906 of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2008	2007
Revenues:
Funeral	$73,449	$72,163
Cemetery	56,824	59,683

	130,273	131,846

Costs and expenses:
Funeral	55,447	53,445
Cemetery	47,756	47,404

	103,203	100,849

Gross profit	27,070	30,997
Corporate general and administrative expenses	(8,235)	(7,042)
Hurricane related recoveries (charges), net	159	(1,850)
Separation charges	—	(485)
Gains on dispositions and impairment (losses), net	147	98
Other operating income, net	242	267

Operating earnings	19,383	21,985
Interest expense	(5,888)	(6,757)
Investment and other income, net	720	1,050

Earnings from continuing operations before income taxes	14,215	16,278
Income taxes	5,330	4,305

Earnings from continuing operations	8,885	11,973

Discontinued operations:
Loss from discontinued operations before income taxes	—	(40)
Income taxes	—	7

Loss from discontinued operations	—	(47)

Net earnings	$8,885	$11,926

Basic earnings per common share:
Earnings from continuing operations	$.09	$.11
Earnings from discontinued operations	—	—

Net earnings	$.09	$.11

Diluted earnings per common share:
Earnings from continuing operations	$.09	$.11
Earnings from discontinued operations	—	—

Net earnings	$.09	$.11

Weighted average common shares outstanding (in thousands):
Basic	96,784	104,900

Diluted	97,019	104,998

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$30,375	$71,545
Marketable securities	15,203	262
Receivables, net of allowances	62,493	60,615
Inventories	35,873	36,061
Prepaid expenses	11,315	6,355
Deferred income taxes, net	7,528	8,621

Total current assets	162,787	183,459
Receivables due beyond one year, net of allowances	81,684	83,608
Preneed funeral receivables and trust investments	478,594	515,053
Preneed cemetery receivables and trust investments	234,462	255,679
Goodwill	273,188	273,286
Cemetery property, at cost	377,554	374,800
Property and equipment, at cost:
Land	43,761	43,767
Buildings	312,923	310,968
Equipment and other	168,307	164,246

	524,991	518,981
Less accumulated depreciation	218,925	213,063

Net property and equipment	306,066	305,918
Deferred income taxes, net	195,419	192,859
Cemetery perpetual care trust investments	225,524	236,503
Other assets	17,181	17,809

Total assets	$2,352,459	$2,438,974

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

Current liabilities:
Current maturities of long-term debt	$130	$198
Accounts payable	25,477	26,606
Accrued payroll and other benefits	12,988	16,316
Accrued insurance	20,564	21,252
Accrued interest	6,468	5,576
Other current liabilities	14,562	17,958
Income taxes payable	4,083	4,177

Total current liabilities	84,272	92,083
Long-term debt, less current maturities	450,106	450,115
Deferred preneed funeral revenue	253,920	256,603
Deferred preneed cemetery revenue	284,859	284,507
Non-controlling interest in funeral and cemetery trusts	627,083	683,052
Other long-term liabilities	18,741	13,869

Total liabilities	1,718,981	1,780,229

Commitments and contingencies
Non-controlling interest in perpetual care trusts	224,331	235,427

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 150,000,000 shares; issued and outstanding 92,505,295 and 94,865,387 shares at January 31, 2008 and October 31, 2007, respectively	92,505	94,865
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2008 and October 31, 2007; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	563,978	583,789
Accumulated deficit	(250,972)	(258,902)
Accumulated other comprehensive income:
Unrealized appreciation of investments	81	11

Total accumulated other comprehensive income	81	11

Total shareholders’ equity	409,147	423,318

Total liabilities and shareholders’ equity	$2,352,459	$2,438,974

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation of	Shareholders’
	Stock(1)	Capital	Deficit	Investments	Equity

Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

Comprehensive income:
Net earnings	—	—	8,885	—	8,885

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($43)	—	—	—	70	70

Total other comprehensive income	—	—	—	70	70

Total comprehensive income	—	—	8,885	70	8,955

Cumulative effect of adoption of FIN 48	—	—	(955)	—	(955)
Restricted stock activity	36	77	—	—	113
Issuance of common stock	132	877	—	—	1,009
Stock options exercised	226	1,066	—	—	1,292
Share-based compensation	—	477	—	—	477
Tax benefit associated with stock options exercised	—	148	—	—	148
Purchase and retirement of common stock	(2,754)	(20,053)	—	—	(22,807)
Dividends ($.025 per share)	—	(2,403)	—	—	(2,403)

Balance January 31, 2008	$96,060	$563,978	$(250,972)	$81	$409,147

(1)	Amount includes 92,505 and 94,865 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2008 and October 31, 2007, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$8,885	$11,926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on dispositions and impairment losses, net	(147)	(17)
Depreciation and amortization	6,962	6,494
Provision for doubtful accounts	2,093	2,238
Share-based compensation	477	318
Excess tax benefits from share-based payment arrangements	(165)	(37)
Provision (benefit) for deferred income taxes	1,866	(2,102)
Other	825	66
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,030)	9,159
Increase in prepaid expenses	(4,963)	(6,439)
(Increase) decrease in inventories and cemetery property	(2,576)	837
Decrease in accounts payable and accrued expenses	(6,208)	(3,426)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	2,758	77
Decrease in deferred preneed funeral revenue	(2,329)	(2,891)
Decrease in funeral non-controlling interest	(1,856)	(82)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	2,461	(1,000)
Increase (decrease) in deferred preneed cemetery revenue	351	(1,325)
Increase (decrease) in cemetery non-controlling interest	(1,919)	3,312
Increase (decrease) in other	(387)	781

Net cash provided by operating activities	4,098	17,889

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,984	—
Purchases of marketable securities	(19,802)	(66)
Proceeds from sale of assets, net	338	388
Purchase of subsidiaries, net of cash acquired	—	(2,805)
Insurance proceeds related to hurricane damaged properties	—	1,400
Additions to property and equipment	(7,056)	(7,777)
Other	10	29

Net cash used in investing activities	(21,526)	(8,831)

Cash flows from financing activities:
Repayments of long-term debt	(77)	(865)
Issuance of common stock	1,380	643
Purchase and retirement of common stock	(22,807)	—
Dividends	(2,403)	(2,627)
Excess tax benefits from share-based payment arrangements	165	37

Net cash used in financing activities	(23,742)	(2,812)

Net increase (decrease) in cash	(41,170)	6,246
Cash and cash equivalents, beginning of period	71,545	43,870

Cash and cash equivalents, end of period	$30,375	$50,116

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$3,262	$(1,370)
Interest	$4,982	$3,600

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$921	$363
Issuance of restricted stock, net of forfeitures	$304	$290
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
          (a) The Company
          Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2008, the Company owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
          (b) Principles of Consolidation
          The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
          (c) Interim Disclosures
          The information as of January 31, 2008, and for the three months ended January 31, 2008 and 2007, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”).
          The October 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2007 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2007 Form 10-K.
          The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2008.
          (d) Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2007 Form 10‑K.
          (e) Share-Based Compensation
          The Company has share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements of the Company’s 2007 Form 10-K. Net earnings for the three months ended January 31, 2008 and 2007 include $477 and $318, respectively, of share-based compensation costs all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of January 31, 2008, there was $3,843 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.95 years of which $1,798 of total share-based compensation is expected for fiscal year 2008. The expense related to restricted stock is reflected in earnings and amounted to $190 and $68 for the three months ended January 31, 2008 and 2007, respectively.

STEWARD ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
          On January 17, 2008, the Company issued a total of 72,000 shares of Class A common stock to the independent directors of the Company. The expense related to this stock amounted to $531 and was recorded in corporate general and administrative expenses during the first quarter of 2008. Each independent director must hold at least 75 percent of the shares received until completion of service as a member of the Board of Directors.
          The table below presents all stock options and restricted stock granted to employees during the three months ended January 31, 2008:

		Weighted
	Number	Average
	of Shares	Exercise Price
Grant Type	Granted	per Share	Vesting Period	Vesting Condition

Stock Options	374,500	$8.24	Equal one-fourth percent portions over 4 years	Service condition

Stock Options	135,000	$8.47	Equal one-third portions over 3 years	Market condition

Restricted Stock	45,000	$8.47	Equal one-third portions over 3 years	Performance condition
          (f) Reclassifications
          Certain reclassifications have been made to the 2007 condensed consolidated statements of earnings and cash flows in order for these periods to be comparable. Businesses sold in fiscal year 2008 and fiscal year 2007 that met the criteria for discontinued operations have been classified as discontinued operations for all periods presented. These reclassifications had no effect on net earnings or operating cash flows.
(2)	New Accounting Principles
Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”)
          In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertain tax positions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was adopted by the Company on November 1, 2007. The Company has reviewed its income tax positions and identified certain tax deductions or revenue deferrals that are not certain. As a result of the adoption, the Company recognized a charge of $955 to the November 1, 2007 accumulated deficit balance. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $3,615 of which $551, if recognized, would affect the effective tax rate. Also, as of the adoption date, we had accrued interest related to the unrecognized tax benefits of $733. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
          The Company’s federal income tax returns for fiscal years 2002 through 2004 are currently being examined by the Internal Revenue Service. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2002.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2)	New Accounting Principles—(Continued)
          During the three months ended January 31, 2008, we recognized an additional $26 in potential interest associated with uncertain tax positions. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.
Other, not yet adopted
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R))” (“SFAS No. 141R”). SFAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“FAS 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.
          On August 31, 2007, the FASB issued an exposure draft proposing new rules that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to the Company’s senior convertible notes. As of the date of this report, the FASB has not yet issued additional guidance on this subject.
(3)	Preneed Funeral Activities

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)
          The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care, the activity of which is detailed below and in Notes 4 and 5. The Company marks its trust portfolio to market value each quarter. Changes in the market value of the trusts are recorded by increasing or decreasing trust assets included in the preneed funeral and cemetery receivables and trust investments line items in the condensed consolidated balance sheet, with a corresponding increase or decrease in the deferred preneed revenue and non-controlling interest line items in the condensed consolidated balance sheet. Therefore, there is no effect on current period net income.
          The Company determines whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss is considered other than temporary if the security has a reduction in market value compared with its cost basis of 20 percent or more for a period of six months or longer. In addition, the Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value, which is allocated to the non-controlling interests in the trusts. This affects the Company’s footnote disclosure but does not have an effect on its financial statements, since the trust portfolio is already marked to market value each quarter. Realized earnings on the trust assets flow into and out of the statement of earnings through investment and other income, net with no net effect on revenue or net earnings
Preneed Funeral Receivables and Trust Investments
          Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. An allowance for cancellations is estimated based on historical experience. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at January 31, 2008 and October 31, 2007 are as follows:

	January 31, 2008	October 31, 2007
Trust assets	$442,343	$477,335
Receivables from customers	47,251	48,488

	489,594	525,823
Allowance for cancellations	(11,000)	(10,770)

Preneed funeral receivables and trust investments	$478,594	$515,053

          The cost and market values associated with preneed funeral merchandise and services trust assets as of January 31, 2008 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $78,468 as of January 31, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $29,913 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)

	January 31, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$38,839	$—	$—	$38,839
U.S. Government, agencies and municipalities	19,231	584	(1)	19,814
Corporate bonds	59,136	1,290	(1,519)	58,907
Preferred stocks	65,014	190	(3,723)	61,481
Common stocks	213,335	18,079	(22,443)	208,971
Mutual funds	34,488	565	(2,227)	32,826
Insurance contracts and other long-term investments	20,162	87	—	20,249

Trust investments	$450,205	$20,795	$(29,913)	441,087

Market value as a percentage of cost					98.0%

Accrued investment income				1,256

Trust assets				$442,343

          The estimated maturities and market values of debt securities included above are as follows:

January 31, 2008
Due in one year or less	$2,856
Due in one to five years	35,099
Due in five to ten years	40,476
Thereafter	290

$78,721

          Activity related to preneed funeral trust investments is as follows:

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Purchases	$6,386	$33,589
Sales	9,620	33,871
Realized gains on sales	1,126	2,614
Realized losses on sales	(213)	(391)
Impairment losses on other than temporarily impaired trust assets	(4,361)	(371)
Deposits	8,393	7,419
Withdrawals	11,928	11,230
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
          Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. An allowance for cancellations is estimated based on historical experience. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of January 31, 2008 and October 31, 2007 are as follows:

	January 31, 2008	October 31, 2007
Trust assets	$196,422	$215,541
Receivables from customers	44,343	46,906

	240,765	262,447
Allowance for cancellations	(6,303)	(6,768)

Preneed cemetery receivables and trust investments	$234,462	$255,679

          The cost and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2008 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $43,150 as of January 31, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $17,218 related to trust investments are temporary in nature.

	January 31, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,058	$—	$—	$16,058
U.S. Government, agencies and municipalities	15,391	776	—	16,167
Corporate bonds	12,173	369	(203)	12,339
Preferred stocks	25,270	30	(1,773)	23,527
Common stocks	104,973	7,809	(11,673)	101,109
Mutual funds	29,958	164	(3,569)	26,553
Insurance contracts and other long-term investments	184	—	—	184

Trust investments	$204,007	$9,148	$(17,218)	195,937

Market value as a percentage of cost					96.0%

Accrued investment income				485

Trust assets				$196,422

          The estimated maturities and market values of debt securities included above are as follows:

January 31, 2008
Due in one year or less	$2,274
Due in one to five years	16,205
Due in five to ten years	9,794
Thereafter	233

$28,506

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
          Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Purchases	$2,911	$57,022
Sales	2,540	50,853
Realized gains on sales	367	3,157
Realized losses on sales	(29)	(111)
Impairment losses on other than temporarily impaired trust assets	(2,303)	(545)
Deposits	4,204	4,447
Withdrawals	4,511	4,137
          Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statement of cash flows.
(5)	Cemetery Interment Rights and Perpetual Care Trusts
          Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,592 and $2,345 for the three months ended January 31, 2008 and 2007, respectively.
          The cost and market values of the trust investments held by the cemetery perpetual care trusts as of January 31, 2008 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $34,964 as of January 31, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $12,991 related to trust investments are temporary in nature.

	January 31, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$11,534	$—	$—	$11,534
U.S. Government, agencies and municipalities	11,779	482	(45)	12,216
Corporate bonds	46,905	1,893	(417)	48,381
Preferred stocks	61,207	573	(2,838)	58,942
Common stocks	80,429	11,464	(9,296)	82,597
Mutual funds	10,091	431	(387)	10,135
Insurance contracts and other long-term investments	808	100	(8)	900

Trust investments	$222,753	$14,943	$(12,991)	224,705

Market value as a percentage of cost					100.9%

Accrued investment income				819

Trust assets				$225,524

          The estimated maturities and market values of debt securities included above are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

January 31, 2008
Due in one year or less	$1,850
Due in one to five years	32,121
Due in five to ten years	25,988
Thereafter	638

$60,597

          Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Purchases	$13,617	$19,867
Sales	12,123	22,526
Realized gains on sales	1,252	1,365
Realized losses on sales	—	(227)
Impairment losses on other than temporarily impaired trust assets	(2,152)	(324)
Deposits	1,973	1,863
Withdrawals	2,813	3,148
          During the three months ended January 31, 2008 and 2007, cemetery revenues were $56,824 and $59,683, respectively, of which $2,255 and $2,525, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
          Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
          The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at January 31, 2008 are as follows:

	Non-controlling Interest
				Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$442,343	$196,422	$638,765	$225,524
Less:
Pending withdrawals	(9,504)	(5,623)	(15,127)	(1,899)
Pending deposits	2,259	1,186	3,445	706

Non-controlling interest	$435,098	$191,985	$627,083	$224,331

Investment and other income, net
          The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2008 and 2007 are detailed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Non-controlling interest:
Realized gains	$2,745	$7,136
Realized losses	(242)	(729)
Impairment losses on other than temporarily impaired trust assets	(8,816)	(1,240)
Interest income, dividend and other ordinary income	8,095	5,846
Trust expenses and income taxes	(2,706)	(2,527)

Net trust investment income	(924)	8,486
Non-controlling interest in funeral and cemetery trust investment income	1,820	(6,167)
Non-controlling interest in perpetual care trust investment income	(896)	(2,319)

Total non-controlling interest	—	—
Investment and other income, net (1)	720	1,050

Total investment and other income, net	$720	$1,050

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the three months ended January 31, 2008 and 2007, the balance includes approximately $168 and $444, respectively, of interest income related to the receivable from the Internal Revenue Service.
(7)	Commitments and Contingencies
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
Securities and Exchange Commission Investigation
          In November 2006, the Company received a subpoena from the Securities and Exchange Commission (“SEC”), issued pursuant to a formal order of investigation, seeking documents and information related to the Company’s previously disclosed and completed deferred revenue project. In response to both the initial and subsequent related subpoenas, the Company has provided to the SEC documents and other information. The Company is cooperating fully with the investigation and is in discussions with the SEC in an effort to resolve the matters raised by the inquiry. At this time, the Company is unable to predict the timing or ultimate outcome of these discussions.
(8)	Reconciliation of Basic and Diluted Per Share Data

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2008
Earnings from continuing operations	$8,885
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,885	96,784	$.09

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		235

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,885	97,019	$.09

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2007
Earnings from continuing operations	$11,973
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,973	104,900	$.11

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		98

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$11,973	104,998	$.11

          Options to purchase 242,167 shares of common stock at prices ranging from $6.73 to $8.24 per share were antidilutive during the three months ended January 31, 2008. These options expire between January 8, 2014 and December 6, 2014. For the three months ended January 31, 2008, 675,000 market based stock options and 405,000 market and performance based shares of restricted stock were not dilutive. For the three months ended January 31, 2008, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for the three months ended January 31, 2008 was less than the conversion price of the senior convertible notes and strike price of the warrants.
          Options to purchase 672,678 shares of common stock at prices ranging from $6.90 to $7.03 per share were outstanding during the three months ended January 31, 2007 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
          The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2008, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10

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

	Funeral Revenue		Cemetery Revenue(1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Eastern Division	$30,482	$30,324	$32,169	$35,748	$62,651	$66,072
Western Division	38,431	37,498	22,362	21,644	60,793	59,142
Corporate Trust Management (2)	4,536	4,341	2,293	2,291	6,829	6,632

Total	$73,449	$72,163	$56,824	$59,683	$130,273	$131,846

	Funeral Gross Profit		Cemetery Gross Profit(1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Eastern Division	$5,339	$5,884	$3,288	$6,112	$8,627	$11,996
Western Division	8,364	8,653	3,761	4,020	12,125	12,673
Corporate Trust Management (2)	4,299	4,181	2,019	2,147	6,318	6,328

Total	$18,002	$18,718	$9,068	$12,279	$27,070	$30,997

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	And Service Sales(3)		and Service Sales(3)		and Service Sales(3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Eastern Division	$9,353	$10,044	$8,229	$9,606	$17,582	$19,650
Western Division	12,559	11,970	3,760	3,964	16,319	15,934

Total	$21,912	$22,014	$11,989	$13,570	$33,901	$35,584

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,592 and $2,345 for the three months ended January 31, 2008 and 2007, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2008 and 2007 were $1,378 and $1,468, respectively, and funeral trust earnings for the three months ended January 31, 2008 and 2007 were $3,158 and $2,873,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)	Segment Data—(Continued)

respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2008 and 2007 were $1,299 and $1,315, respectively, and cemetery trust earnings for the three months ended January 31, 2008 and 2007 were $994 and $976, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations. These sales are deferred and are recorded as revenue in the period the services are performed or the merchandise is delivered.
          A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three months ended January 31, 2008 and 2007 is as follows:

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Gross profit for reportable segments	$27,070	$30,997
Corporate general and administrative expenses	(8,235)	(7,042)
Hurricane related recoveries (charges), net	159	(1,850)
Separation charges	—	(485)
Gains on dispositions and impairment (losses), net	147	98
Other operating income, net	242	267
Interest expense	(5,888)	(6,757)
Investment and other income, net	720	1,050

Earnings from continuing operations before income taxes	$14,215	$16,278

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)	Supplementary Information
          The detail of certain income statement accounts is as follows for the three months ended January 31, 2008 and 2007.

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Service revenue
Funeral	$45,436	$43,847
Cemetery	15,659	15,483

	61,095	59,330

Merchandise revenue
Funeral	25,996	26,229
Cemetery	37,204	40,085

	63,200	66,314

Other revenue
Funeral	2,017	2,087
Cemetery	3,961	4,115

	5,978	6,202

Total revenue	$130,273	$131,846

Service costs
Funeral	$15,321	$14,383
Cemetery	10,114	10,263

	25,435	24,646

Merchandise costs
Funeral	16,079	15,278
Cemetery	23,913	23,672

	39,992	38,950

General and administrative expenses
Funeral	24,047	23,784
Cemetery	13,729	13,469

	37,776	37,253

Total costs	$103,203	$100,849

          Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise revenue, flower sales, cemetery property sales revenue, cemetery merchandise revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue and preneed selling costs associated with preneed merchandise sales.
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of January 31, 2008 and October 31, 2007 and for the three months ended January 31, 2008 and 2007, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$68,047	$494	$4,908	$—	$73,449
Cemetery	—	51,072	827	4,925	—	56,824

	—	119,119	1,321	9,833	—	130,273

Costs and expenses:
Funeral	—	51,773	308	3,366	—	55,447
Cemetery	—	42,895	786	4,075	—	47,756

	—	94,668	1,094	7,441	—	103,203

Gross profit	—	24,451	227	2,392	—	27,070
Corporate general and administrative expenses	(8,235)	—	—	—	—	(8,235)
Hurricane related recoveries, net	—	—	159	—	—	159
Gains on dispositions and impairment (losses), net	—	147	—	—	—	147
Other operating income, net	21	159	—	62	—	242

Operating earnings (loss)	(8,214)	24,757	386	2,454	—	19,383
Interest expense	(700)	(4,519)	(29)	(640)	—	(5,888)
Investment and other income, net	702	13	—	5	—	720
Equity in subsidiaries	16,326	198	—	—	(16,524)	—

Earnings from continuing operations before income taxes	8,114	20,449	357	1,819	(16,524)	14,215
Income tax expense (benefit)	(771)	5,550	83	468	—	5,330

Net earnings	8,885	14,899	274	1,351	(16,524)	8,885
Other comprehensive income, net	70	—	—	27	(27)	70

Comprehensive income	$8,955	$14,899	$274	$1,378	$(16,551)	$8,955

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,788	$367	$5,008	$—	$72,163
Cemetery	—	53,554	716	5,413	—	59,683

	—	120,342	1,083	10,421	—	131,846

Costs and expenses:
Funeral	—	50,026	237	3,182	—	53,445
Cemetery	—	42,571	571	4,262	—	47,404

	—	92,597	808	7,444	—	100,849

Gross profit	—	27,745	275	2,977	—	30,997
Corporate general and administrative expenses	(7,042)	—	—	—	—	(7,042)
Hurricane related charges, net	(3)	(556)	(1,291)	—	—	(1,850)
Separation charges	(384)	(101)	—	—	—	(485)
Gains on dispositions and impairment (losses), net	—	98	—	—	—	98
Other operating income, net	30	164	—	73	—	267

Operating earnings (loss)	(7,399)	27,350	(1,016)	3,050	—	21,985
Interest expense	(1,757)	(4,390)	(58)	(552)	—	(6,757)
Investment and other income, net	1,036	13	—	1	—	1,050
Equity in subsidiaries	18,976	91	—	—	(19,067)	—

Earnings (loss) from continuing operations before income taxes	10,856	23,064	(1,074)	2,499	(19,067)	16,278
Income tax expense (benefit)	(1,070)	4,720	(402)	1,057	—	4,305

Earnings (loss) from continuing operations	11,926	18,344	(672)	1,442	(19,067)	11,973
Discontinued operations:
Loss from discontinued operations before income taxes	—	(40)	—	—	—	(40)
Income taxes	—	7	—	—	—	7

Loss from discontinued operations	—	(47)	—	—	—	(47)

Net earnings (loss)	11,926	18,297	(672)	1,442	(19,067)	11,926
Other comprehensive income (loss), net	133	—	—	(2)	2	133

Comprehensive income (loss)	$12,059	$18,297	$(672)	$1,440	$(19,065)	$12,059

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	January 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,658	$8,554	$52	$1,111	$—	$30,375
Marketable securities	14,897	—	—	306	—	15,203
Receivables, net of allowances	4,019	53,287	693	4,494	—	62,493
Inventories	331	32,667	327	2,548	—	35,873
Prepaid expenses	1,301	8,713	33	1,268	—	11,315
Deferred income taxes, net	773	5,334	69	1,352	—	7,528

Total current assets	41,979	108,555	1,174	11,079	—	162,787
Receivables due beyond one year, net of allowances	10,358	53,558	411	17,357	—	81,684
Preneed funeral receivables and trust investments	—	468,586	—	10,008	—	478,594
Preneed cemetery receivables and trust investments	—	224,461	1,145	8,856	—	234,462
Goodwill	—	253,353	48	19,787	—	273,188
Cemetery property, at cost	—	340,693	11,547	25,314	—	377,554
Property and equipment, at cost	45,114	440,853	1,688	37,336	—	524,991
Less accumulated depreciation	27,759	177,377	675	13,114	—	218,925

Net property and equipment	17,355	263,476	1,013	24,222	—	306,066
Deferred income taxes, net	30,362	159,648	—	8,601	(3,192)	195,419
Cemetery perpetual care trust investments	—	213,376	8,145	4,003	—	225,524
Other assets	9,289	6,791	16	1,085	—	17,181
Intercompany receivables	898,460	—	—	—	(898,460)	—
Equity in subsidiaries	22,578	7,024	—	—	(29,602)	—

Total assets	$1,030,381	$2,099,521	$23,499	$130,312	$(931,254)	$2,352,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$130	$—	$—	$—	$—	$130
Accounts payable	2,594	20,507	501	1,875	—	25,477
Accrued expenses and other current liabilities	16,212	40,146	29	2,278	—	58,665

Total current liabilities	18,936	60,653	530	4,153	—	84,272
Long-term debt, less current maturities	450,106	—	—	—	—	450,106
Deferred income taxes	—	—	3,192	—	(3,192)	—
Intercompany payables	—	874,042	4,333	20,085	(898,460)	—
Deferred preneed funeral revenue	—	209,435	—	44,485	—	253,920
Deferred preneed cemetery revenue	—	257,313	420	27,126	—	284,859
Non-controlling interest in funeral and cemetery trusts	—	619,361	1,069	6,653	—	627,083
Other long-term liabilities	15,803	2,938	—	—	—	18,741
Negative equity in subsidiaries	136,389	—	—	—	(136,389)	—

Total liabilities	621,234	2,023,742	9,544	102,502	(1,038,041)	1,718,981

Non-controlling interest in perpetual care trusts	—	212,168	8,159	4,004	—	224,331

Common stock	96,060	102	324	52	(478)	96,060
Other	313,006	(136,491)	5,472	23,716	107,303	313,006
Accumulated other comprehensive income	81	—	—	38	(38)	81

Total shareholders’ equity	409,147	(136,389)	5,796	23,806	106,787	409,147

Total liabilities and shareholders’ equity	$1,030,381	$2,099,521	$23,499	$130,312	$(931,254)	$2,352,459

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,202	$6,685	$36	$1,622	$—	$71,545
Marketable securities	—	—	—	262	—	262
Receivables, net of allowances	4,054	51,619	103	4,839	—	60,615
Inventories	368	32,765	328	2,600	—	36,061
Prepaid expenses	950	4,306	3	1,096	—	6,355
Deferred income taxes, net	1,334	5,785	78	1,424	—	8,621

Total current assets	69,908	101,160	548	11,843	—	183,459
Receivables due beyond one year, net of allowances	10,358	53,926	928	18,396	—	83,608
Preneed funeral receivables and trust investments	—	504,534	—	10,519	—	515,053
Preneed cemetery receivables and trust investments	—	245,056	1,199	9,424	—	255,679
Goodwill	—	253,451	48	19,787	—	273,286
Cemetery property, at cost	—	338,274	11,408	25,118	—	374,800
Property and equipment, at cost	43,395	436,588	1,699	37,299	—	518,981
Less accumulated depreciation	26,701	172,924	663	12,775	—	213,063

Net property and equipment	16,694	263,664	1,036	24,524	—	305,918
Deferred income taxes, net	29,238	156,254	—	9,913	(2,546)	192,859
Cemetery perpetual care trust investments	—	224,182	8,322	3,999	—	236,503
Other assets	9,664	7,039	16	1,090	—	17,809
Intercompany receivables	897,546	—	—	—	(897,546)	—
Equity in subsidiaries	21,124	6,826	—	—	(27,950)	—

Total assets	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$—	$—	$—	$—	$198
Accounts payable	2,196	21,284	1,075	2,051	—	26,606
Accrued expenses and other current liabilities	16,654	45,934	—	2,691	—	65,279

Total current liabilities	19,048	67,218	1,075	4,742	—	92,083
Long-term debt, less current maturities	450,115	—	—	—	—	450,115
Deferred income tax	—	—	2,546	—	(2,546)	—
Intercompany payables	—	869,802	4,419	23,325	(897,546)	—
Deferred preneed funeral revenue	—	212,166	—	44,437	—	256,603
Deferred preneed cemetery revenue	—	255,266	515	28,726	—	284,507
Non-controlling interest in funeral and cemetery trusts	—	674,977	1,119	6,956	—	683,052
Other long-term liabilities	11,717	2,152	—	—	—	13,869
Negative equity in subsidiaries	150,334	—	—	—	(150,334)	—

Total liabilities	631,214	2,081,581	9,674	108,186	(1,050,426)	1,780,229

Non-controlling interest in perpetual care trusts	—	223,119	8,309	3,999	—	235,427

Common stock	98,420	102	324	52	(478)	98,420
Other	324,887	(150,436)	5,198	22,365	122,873	324,887
Accumulated other comprehensive income	11	—	—	11	(11)	11

Total shareholders’ equity	423,318	(150,334)	5,522	22,428	122,384	423,318

Total liabilities and shareholders’ equity	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,343)	$3,005	$369	$3,067	$—	$4,098

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,984	—	—	—	—	4,984
Purchases of marketable securities	(19,758)	—	—	(44)	—	(19,802)
Proceeds from sale of assets, net	—	338	—	—	—	338
Additions to property and equipment	(1,725)	(4,770)	(267)	(294)	—	(7,056)
Other	—	10	—	—	—	10

Net cash used in investing activities	(16,499)	(4,422)	(267)	(338)	—	(21,526)

Cash flows from financing activities:
Repayments of long-term debt	(77)	—	—	—	—	(77)
Intercompany receivables (payables)	40	3,286	(86)	(3,240)	—	—
Issuance of common stock	1,380	—	—	—	—	1,380
Purchase and retirement of common stock	(22,807)	—	—	—	—	(22,807)
Dividends	(2,403)	—	—	—	—	(2,403)
Excess tax benefits from share-based payment arrangements	165	—	—	—	—	165

Net cash provided by (used in) financing activities	(23,702)	3,286	(86)	(3,240)	—	(23,742)

Net increase (decrease) in cash	(42,544)	1,869	16	(511)	—	(41,170)
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$20,658	$8,554	$52	$1,111	$—	$30,375

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,457	$12,341	$(2,443)	$3,534	$—	$17,889

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(66)	—	(66)
Proceeds from sale of assets, net	—	388	—	—	—	388
Purchase of subsidiaries, net of cash acquired	—	(2,805)	—	—	—	(2,805)
Insurance proceeds related to hurricane damaged properties	—	1,310	90	—	—	1,400
Additions to property and equipment	(2,767)	(4,647)	(4)	(359)	—	(7,777)
Other	(63)	27	—	65	—	29

Net cash provided by (used in) investing activities	(2,830)	(5,727)	86	(360)	—	(8,831)

Cash flows from financing activities:
Repayments of long-term debt	(865)	—	—	—	—	(865)
Intercompany receivables (payables)	8,827	(8,134)	2,348	(3,041)	—	—
Issuance of common stock	643	—	—	—	—	643
Dividends	(2,627)	—	—	—	—	(2,627)
Excess tax benefits from share-based payment arrangements	37	—	—	—	—	37

Net cash provided by (used in) financing activities	6,015	(8,134)	2,348	(3,041)	—	(2,812)

Net increase (decrease) in cash	7,642	(1,520)	(9)	133	—	6,246
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$46,762	$1,734	$28	$1,592	$—	$50,116

(12)	Dispositions and Acquisitions
Dispositions
          The Company recorded net gains on dispositions and impairment losses of $147 and $98 for the three months ended January 31, 2008 and 2007, respectively, in continuing operations. The Company sold one immaterial funeral home from the Western Division funeral segment in the first three months of fiscal year 2008. The change in goodwill from October 31, 2007 to January 31, 2008 is a result of this sale.
Acquisitions
          In the first quarter of fiscal year 2007, the Company acquired a new funeral home in its Eastern Division for approximately $2,800. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. Its results of operations have been included since the acquisition date. The excess purchase price over the fair value of net assets acquired for this funeral home was allocated to goodwill.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13)	Separation Charges
          The Company recorded $350 for separation pay in the first quarter of 2007 related to the retirement of a former executive officer, but will make the payments over a two-year period in accordance with the terms of the retirement agreement. As of January 31, 2008, the Company has $560 in remaining payments under all executive officer separation agreements. The Company also recorded approximately $101 in the three months ended January 31, 2007 related to the reorganization of its divisions during fiscal year 2005. Reorganization costs in 2007 primarily relate to a lease agreement for which the Company is committed through 2009. In the third quarter of 2007, the Company entered into a sublease of this property, however, this sublease does not cover the full cost of the original lease.
(14)	Consolidated Comprehensive Income
          Consolidated comprehensive income for the three months ended January 31, 2008 and 2007 is as follows:

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Net earnings	$8,885	$11,926
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($43) and ($81), respectively	70	133
(Increase) decrease reduction in net unrealized losses associated with available-for-sale securities of the trusts	(57,547)	14,829
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	57,547	(14,829)

Total other comprehensive income	70	133

Total comprehensive income	$8,955	$12,059

(15)	Hurricane Related Charges
          The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. Net recoveries of $159 are reflected in the “Hurricane related recoveries (charges), net” line item in the condensed consolidated statements of earnings for the three months ended January 31, 2008 compared to net expenses of $1,850 for the same period in 2007. As of January 31, 2008, the Company had incurred approximately $33,599 (of which $20,897 was incurred in fiscal year 2005, $10,328 was incurred in fiscal year 2006 and $2,533 was incurred in fiscal year 2007) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Company is expensing non-capitalizable costs related to Hurricane Katrina as incurred. As of January 31, 2008, the Company has recorded insurance proceeds of $23,562 and business interruption insurance proceeds of $3,169, for a total of $26,731, all of which was recorded in fiscal years 2005 and 2006. No additional insurance proceeds were recorded in the first quarters of 2008 or 2007. The Company received $10,000 in hurricane related insurance proceeds including $3,169 in business interruption insurance proceeds during the first quarter of 2007, all of which was recorded in receivables as of October 31, 2006. For additional information on the effects of Hurricane Katrina on the Company, see Note 22 to the consolidated financial statements in the Company’s 2007 Form 10-K.
          The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. The carriers advanced an additional $1,100, which the Company has not recorded as

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Hurricane Related Charges—(Continued)
income but as a liability pending the outcome of the litigation. The suit involves numerous policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of February 29, 2008, we owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico.
          We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, insurance commissions and finance charges. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10‑K”).
          For the first quarter of fiscal year 2008, net earnings and earnings from continuing operations decreased $3.0 million to $8.9 million from $11.9 million for the first quarter of fiscal year 2007.
          Revenue from continuing operations decreased $1.6 million to $130.2 million for the quarter ended January 31, 2008. Funeral revenue from continuing operations increased $1.3 million from $72.1 million in the first quarter of 2007 to $73.4 million in the first quarter of 2008. During the first quarter of 2008, our same-store funeral operations achieved a 2.2 percent increase in funeral services performed, and our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.8 percent and an increase in average revenue per cremation service of 0.5 percent. Notwithstanding the increases in average revenue per traditional funeral and cremation service, same-store average revenue per funeral call remained the same quarter-over-quarter due to a proportionally greater increase in lower-priced cremation services when compared with the total number of higher-priced traditional services. Cemetery revenue from continuing operations decreased $2.9 million from $59.7 million for the quarter ended January 31, 2007 to $56.8 million in the first quarter of 2008. This decrease is due primarily to a $1.7 million decrease in gross cemetery property sales and a $1.5 million decrease in construction on various cemetery projects. Consolidated gross profit decreased $4.0 million to $27.0 million primarily due to a $3.3 million decrease in cemetery gross profit. We experienced significant cost increases from suppliers related to increases in raw materials which negatively impacted cemetery gross profit and to a lesser extent funeral gross profit.
          Corporate general and administrative expenses increased $1.2 million to $8.2 million for the first quarter of 2008. This increase was primarily due to a $0.6 million increase in information technology costs primarily due to the implementation of the new business systems and a web development project and a $0.4 million increase in costs related to the process improvement initiative that began in the first quarter of fiscal year 2008. We recorded a $0.1 million recovery related to Hurricane Katrina in the first quarter of fiscal year 2008 compared to a $1.9 million charge for the same period in 2007. Interest expense for the quarter-to-date period decreased $0.9 million to $5.9 million for the first quarter of 2008 due to a 208 basis point decrease in the average rate due primarily from the issuance of the $250.0 million senior convertible notes in fiscal year 2007. Income tax expense increased $1.0 million primarily due to a $1.9 million tax benefit in the first quarter of 2007 related to the utilization of a capital loss carryforward.
          For the first quarter of fiscal year 2008, we had a 0.5 percent decrease in net preneed funeral sales and a 5.9 percent decrease in gross cemetery property sales compared to the same period last year.
          Cash flow provided by operating activities for the first quarter of 2008 was $4.1 million compared to $17.9 million for the same period of last year. The decrease in operating cash flow was due to various reasons including a decline in earnings for the period and the fact that we became a cash tax payer in the current year. We received $1.4 million in net tax refunds in the first quarter of 2007 compared to net tax payments of $3.3 million in the first quarter of 2008.

Also, we paid an additional $1.4 million in interest payments in the first quarter of 2008 compared to the first quarter of 2007 due to the timing of payments as a result of the issuance of the senior convertible notes. Lastly, we had cash inflows in the first quarter of fiscal year 2007 related to Hurricane Katrina of $2.1 million in insurance proceeds, net of Hurricane Katrina expenses, and $3.2 million of business interruption insurance proceeds.
          For the quarter ended January 31, 2008, we made $22.8 million in stock repurchases under our current stock repurchase program.
Critical Accounting Policies
          The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.
          There have been no changes to our critical accounting policies since the filing of our 2007 Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) during the first quarter of fiscal year 2008.
          FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain. As a result of the adoption, we recognized a charge of $1.0 million to the November 1, 2007 accumulated deficit balance. As of the adoption date, we had unrecognized tax benefits of $3.6 million of which $0.6 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, we had accrued interest related to the unrecognized tax benefits of $0.7 million. Our policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
          Our federal income tax returns for fiscal years 2002 through 2004 are currently being examined by the Internal Revenue Service. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2002. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.
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
Results of Operations
          The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2008 and 2007, results from continuing operations essentially reflect those of same-store locations.

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007—Continuing Operations
Funeral Operations

	Three Months Ended January 31,
			Increase
	2008	2007	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$30.5	$30.3	$.2
Western Division	38.4	37.5	.9
Corporate Trust Management (1)	4.5	4.3	.2

Total Funeral Revenue	$73.4	$72.1	$1.3

Funeral Costs:
Eastern Division	$25.1	$24.4	$.7
Western Division	30.1	28.8	1.3
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$55.4	$53.4	$2.0

Funeral Gross Profit:
Eastern Division	$5.4	$5.9	$(.5)
Western Division	8.3	8.7	(.4)
Corporate Trust Management (1)	4.3	4.1	.2

Total Funeral Gross Profit	$18.0	$18.7	$(.7)

Same-Store Analysis

	Change in
	Average	Change in Same-Store	Same-Store
	Revenue Per Call	Funeral Services	Cremation Rate
			2008	2007
Eastern Division	(2.9)%	1.8%	35.9%	34.2%
Western Division	1.0%	2.5%	43.4%	42.2%
Total	—%	2.2%	40.1%	38.9%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for both the three months ended January 31, 2008 and 2007 was $1.4 million. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per call presented, not in the Eastern or Western divisions’ average revenue per call. Funeral trust earnings for the three months ended January 31, 2008 and 2007 were $3.1 million and $2.9 million, respectively.
Consolidated Operations—Funeral
          Funeral revenue from continuing operations increased $1.3 million, or 1.8 percent, from $72.1 million in the first quarter of 2007 to $73.4 million in the first quarter of 2008. During the first quarter of 2008, our same-store funeral operations achieved a 2.2 percent, or 331 event increase in funeral services performed, to 15,400 events. In addition, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.8 percent and an increase in average revenue per cremation service of 0.5 percent. Notwithstanding the increases in average revenue per traditional funeral and cremation service, same-store average revenue per funeral call remained the same quarter-over-quarter due to a proportionally greater increase in lower-priced cremation services when compared with the total number of higher-priced traditional services. The cremation rate for our same-store operations was 40.1 percent for the three months ended January 31, 2008 compared to 38.9 percent for the corresponding period in 2007.
          Funeral gross profit decreased $0.7 million to $18.0 million for the first quarter of 2008 compared to $18.7 million for the same period of 2007. Revenue increased $1.3 million; however, expenses increased $2.0 million. The increase in funeral expenses is primarily the result of a $0.5 million increase in depreciation expense partially due to the opening of a new funeral home and the re-opening of two Louisiana facilities, a $0.5 million, or 2.6 percent, increase in salaries and wages partially due to standard rate adjustments in the latter part of fiscal year 2007, a $0.4 million, or 5.3 percent, increase in merchandise costs primarily due to increased volume and price increases from certain suppliers and a $0.3 million increase in health insurance costs primarily due to an increase in high dollar claims.
Segment Discussion—Funeral
          Funeral revenue in the Eastern division funeral segment increased primarily due to an increase in the number of funeral services performed by same-store businesses of 1.8 percent, partially offset by a decrease in the average revenue per funeral service in same-store businesses of 2.9 percent due primarily to an increase in the cremation rate. Funeral revenue in the Western division funeral segment increased primarily due to an increase in the number of funeral services performed by same-store businesses of 2.5 percent, an increase in the average revenue per funeral service in same-store businesses of 1.0 percent and an increase in insurance commission revenue. Funeral revenue in the corporate trust management segment increased primarily due to a $0.2 million increase in funeral trust earnings.
          Funeral gross profit for both the Eastern and Western division funeral segments decreased primarily due to an increase in expenses. The increase in expenses in the Eastern division funeral segment is primarily due to an increase in depreciation expense and salaries and wages. The increase in expenses in the Western division funeral segment is primarily due to an increase in depreciation expense and merchandise costs.
Cemetery Operations

	Three Months Ended January 31,
			Increase
	2008	2007	(Decrease)
		(In millions)

Cemetery Revenue:
Eastern Division	$32.2	$35.8	$(3.6)
Western Division	22.3	21.6	.7
Corporate Trust Management (1)	2.3	2.3	—

Total Cemetery Revenue	$56.8	$59.7	$(2.9)

Cemetery Costs:
Eastern Division	$28.9	$29.6	$(.7)
Western Division	18.6	17.6	1.0
Corporate Trust Management (1)	.3	.2	.1

Total Cemetery Costs	$47.8	$47.4	$.4

Cemetery Gross Profit:
Eastern Division	$3.3	$6.2	$(2.9)
Western Division	3.7	4.0	(.3)
Corporate Trust Management (1)	2.0	2.1	(.1)

Total Cemetery Gross Profit	$9.0	$12.3	$(3.3)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for both the three months ended January 31, 2008 and 2007 was $1.3 million, and cemetery trust earnings for both the three months ended January 31, 2008 and 2007 was $1.0 million. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations—Cemetery
          Cemetery revenue from continuing operations decreased $2.9 million, or 4.9 percent, from $59.7 million for the quarter ended January 31, 2007 to $56.8 million in the first quarter of 2008. This decrease is primarily due to a $1.7 million, or 5.9 percent, decrease in gross cemetery property sales and a $1.5 million decrease in construction on various cemetery projects. Gross cemetery property sales represent the aggregate contract price of cemetery property sale contracts entered into during the period and are deferred until ten percent is collected or construction occurs. Revenue related to the sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. We currently have a backlog of approximately $24.0 million of cemetery property related to items that are pending construction such as private estates and community mausoleums. These sales are complete, and the revenue related to these items will be recognized as construction occurs.
          Perpetual care trusts earnings for the quarter ended January 31, 2008 amounted to $2.6 million compared to $2.3 million for the same period in 2007.
          Cemetery gross profit decreased $3.3 million to $9.0 million for the first quarter of 2008 compared to $12.3 million for the same period of 2007 due primarily to the $2.9 million decrease in cemetery revenue, as discussed above, and a $0.4 million increase in expenses. The increase in cemetery expenses is due in part to a $1.5 million, or 41.8 percent, increase in merchandise costs due to price increases from our suppliers related to increases in raw materials and a $0.2 million increase in health insurance costs primarily due to an increase in high dollar claims. These increases were partially offset by a decrease in construction costs due in part to the decrease in construction revenue, noted above, and a $0.5 million decrease in cemetery selling costs due to the decline in property sales.
Segment Discussion—Cemetery
          Cemetery revenue in the Eastern division segment decreased $3.6 million primarily due to a $1.6 million, or 8.6 percent, decrease in gross cemetery property sales and a $1.6 million decrease in construction on various cemetery projects. Cemetery revenue in the Western division segment increased $0.7 million primarily due to a $0.5 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third-party and a $0.4 million increase in perpetual care trust earnings. Cemetery revenue in the corporate trust management segment remained the same quarter-over-quarter.
          Cemetery gross profit for the Eastern division cemetery segment decreased due to the decrease in cemetery revenue discussed above. Cemetery gross profit for the Western division cemetery segment decreased primarily due to an increase in expenses due in part to an increase in merchandise costs due to price increases from certain of our suppliers.
Other
          The effective tax rate for our continuing operations for the three months ended January 31, 2008 was 37.5 percent compared to 26.4 percent for the same period in 2007. The lower effective rate in fiscal year 2007 was primarily due to a tax benefit of $1.9 million resulting from the utilization of a capital loss carryforward. The effective tax rate for fiscal year 2007 exclusive of the tax benefit would have been 37.9 percent.
          Corporate general and administrative expenses increased $1.2 million to $8.2 million for the first quarter of 2008. This increase was primarily due to a $0.6 million increase in information technology costs primarily due to the implementation of the new business systems and a web development project and a $0.4 million increase in costs related to the process improvement initiative that began in the first quarter of fiscal year 2008.
          For the three months ended January 31, 2008, we recorded a net recovery of $0.1 million related to Hurricane Katrina compared to a $1.9 million charge for the same period in 2007. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. We are continuing to pursue remaining claims with our insurance carriers. For additional information, see Note 15 to the condensed consolidated financial statements included herein.
          Interest expense decreased $0.9 million to $5.9 million for the first quarter of 2008 due to a 208 basis point decrease in the average rate during the quarter due primarily from the issuance of $250.0 million senior convertible notes in fiscal year 2007.
          Investment and other income, net decreased $0.3 million to $0.8 million due primarily to a $0.3 million decrease in interest income related to amounts due from the Internal Revenue Service.
          As of November 1, 2007, we adopted FIN 48, which clarifies the accounting and disclosure for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a $1.0 million increase to the November 1, 2007 opening balance of accumulated deficit, a $3.4 million increase in deferred tax assets and a $4.4 million increase in other long-term liabilities. For additional information on FIN 48, see Note 2 to the condensed consolidated financial statements included herein.
          Cash and cash equivalents decreased $41.2 million from October 31, 2007 to January 31, 2008 primarily due to $22.8 million in stock repurchases that occurred under our current stock repurchase program and $14.8 million in net purchases of treasury bills during the quarter. Marketable securities increased $14.9 million from October 31, 2007 to January 31, 2008 primarily due to $14.8 million in net treasury bill purchases during the first quarter of 2008 mentioned above. Prepaid expenses increased $5.0 million from October 31, 2007 to January 31, 2008 primarily due to annual premiums paid in the first quarter of fiscal year 2008 for property, general liability and other insurance.
          Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts were all impacted by the recent decline in market value of our trust assets due to a broad based decline in the overall financial markets. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
          Accrued payroll decreased $3.3 million from October 31, 2007 to January 31, 2008 due primarily to fiscal year 2007 annual bonuses paid in the first quarter of 2008. Other current liabilities decreased $3.4 million primarily due to a $3.3 million decrease in accrued property taxes, as 80 percent of our property taxes are paid in the months of December and January each year. The increase in other long-term liabilities of $4.9 million from October 31, 2007 to January 31, 2008 was primarily due to a $4.4 million increase due to the adoption of FIN 48 in the first quarter of 2008.
Preneed Sales into and Deliveries out of the Backlog
          Net preneed funeral sales decreased 0.5 percent during the first quarter of 2008 compared to the corresponding period in 2007.

          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $38.9 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $16.8 million related to insurance-funded preneed funeral contracts) during the three months ended January 31, 2008 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $40.4 million (including $15.9 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $37.0 million for the three months ended January 31, 2008, compared to $35.6 million for the corresponding period in 2007, resulting in net additions to the backlog of $1.9 million and $4.8 million for the three months ended January 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
Cash Flow
          Our operations provided cash of $4.1 million for the three months ended January 31, 2008, compared to $17.9 million for the corresponding period in 2007. The decrease in operating cash flow was due to various reasons including a decline in earnings for the period and the fact that we became a cash tax payer in the current year. We received $1.4 million in net tax refunds in the first quarter of 2007 compared to net tax payments of $3.3 million in the first quarter of 2008. Also, we paid an additional $1.4 million in interest payments in the first quarter of 2008 compared to the first quarter of 2007 due to the timing of payments as a result of the issuance of $250.0 million senior convertible notes in the third quarter of 2007. Lastly, we had cash inflows in the first quarter of fiscal year 2007 related to Hurricane Katrina of $2.1 million in insurance proceeds, net of Hurricane Katrina expenses, and $3.2 million of business interruption insurance proceeds.
          Our investing activities resulted in a net cash outflow of $21.5 million for the three months ended January 31, 2008, compared to a net cash outflow of $8.8 million for the comparable period in 2007. The change is primarily due to net purchases of marketable securities of $14.8 million in the first quarter of 2008. For the three months ended January 31, 2008, capital expenditures amounted to $7.1 million, which included $3.2 million for maintenance capital expenditures, $0.3 million for growth initiatives, $2.2 million related to Hurricane Katrina and $1.4 million related to the implementation of two new business systems. For the three months ended January 31, 2007, capital expenditures were $7.8 million, which included $3.6 million for maintenance capital expenditures, $0.5 million for growth initiatives, $1.1 million related to Hurricane Katrina and $2.6 million related to the implementation of two new business systems. We also purchased a funeral home in the first quarter of fiscal year 2007 resulting in a net cash outflow of $2.8 million. In the three months ended January 31, 2008, there were no insurance proceeds related to hurricane damaged properties compared to $1.4 million in the same period in 2007.
          Our financing activities resulted in a net cash outflow of $23.7 million for the three months ended January 31, 2008, compared to a net cash outflow of $2.8 million for the comparable period in 2007. This change is primarily due to $22.8 million in stock repurchases under our current stock repurchase plan in the first quarter of 2008. There were no stock repurchases in the first quarter of 2007.
Contractual Obligations and Commercial Commitments
          We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2008.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$450.2	$.1	$—	$—	$450.1
Interest on long-term debt (2)	129.8	20.6	41.3	41.3	26.6
Operating and capital lease obligations (3)	31.2	3.4	7.2	3.7	16.9
Non-competition and other agreements (4)	2.3	1.3	.7	.3	—

	$613.5	$25.4	$49.2	$45.3	$493.6

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2008.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. In the first quarter of 2008, we entered into a capital lease for equipment with a two-year term for approximately $0.4 million. Our future minimum lease payments as of January 31, 2008 are $3.4 million, $4.1 million, $3.1 million, $2.1 million, $1.6 million, and $16.9 million for the years ending October 31, 2008, 2009, 2010, 2011, 2012 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. This category also includes separation pay related to former executive officers.
          We have contingent obligations that include uncertain tax positions for which we are unable to make an estimate of the timing of future cash settlements at this time.
          As of January 31, 2008, our outstanding debt balance was $450.2 million, consisting of $250.0 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.2 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2008.

Other,
Principally
Seller
	Revolving	Senior		Financing
Fiscal Year Ending	Credit	Convertible	Senior	of Acquired
October 31,	Facility	Notes	Notes	Operations	Total
2008	$—	$—	$—	$.2	$.2
2009	—	—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
Thereafter	—	250.0	200.0	—	450.0

Total long-term debt	$—	$250.0	$200.0	$.2	$450.2

          We are required to maintain a bond of $30.8 million to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida. We substituted a bond to guarantee performance under certain preneed funeral contracts and agreed to maintain unused credit facilities in an amount that will equal or exceed the bond amount. We believe that cash flow from operations will be sufficient to cover our estimated cost of providing the prearranged services and products in the future. We also have $14.6 million of outstanding letters of credit as of January 31, 2008.
          As of January 31, 2008, there were no amounts drawn on our $125.0 million revolving credit facility. As of January 31, 2008, our availability under the revolving credit facility, after giving consideration to the aforementioned letters of credit and remaining bond obligation, was $79.6 million.
Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements as of January 31, 2008 consist of the following items:
(1)	the $30.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 19 to the consolidated financial statements in our 2007 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2007 Form 10-K.
Ratio of Earnings to Fixed Charges
          Our ratio of earnings to fixed charges was as follows:

Three Months Ended	Years Ended October 31,
January 31, 2008	2007		2006		2005		2004		2003
3.21 (1)	3.05	(2)	2.83	(3)	1.34	(4)(5)	1.97	(6)	1.07	(7)

(1)	Pretax earnings for the three months ended January 31, 2008 include a net recovery of $0.1 million related to Hurricane Katrina and gains on dispositions, net of impairment losses of $0.1 million.

(2)	Pretax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(3)	Pretax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.2) million.

(4)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on dispositions, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs relating to the workforce reductions announced in December 2003 and separation payments to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses.

(7)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a non-cash charge of $9.6 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.
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
          Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2007. There have been no material changes in the Company’s market risk from that disclosed in our Form 10-K for the fiscal year ended October 31, 2007. For a discussion of market value as of January 31, 2008 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.

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
          As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A.	Risk Factors
          There have been no material changes from the risk factors previously disclosed in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum
			shares	approximate dollar
			purchased as	value of shares that
	Total number	Average	part of publicly-	may yet be
	of shares	price paid	announced plans	purchased under the
Period	purchased	per share	or programs(1)	plans or programs
November 1, 2007 through November 30, 2007	500,000	$8.14	500,000	$20,931,580

December 1, 2007 through December 31, 2007	1,235,306	$8.29	1,235,306	$35,688,833

January 1, 2008 through January 31, 2008	1,018,943	$8.26	1,018,943	$27,275,151

Total	2,754,249	$8.25	2,754,249	$27,275,151

(1)	On September 19, 2007, we announced that our Board of Directors had authorized a new $25.0 million stock repurchase program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, we announced a $25.0 million increase in this program. As of March 4, 2008, we had repurchased 3,577,000 shares for $28.0 million at an average price of $7.83 per share under this program.

Item 6.	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006)

3.2	By-laws of the Company, as amended and restated as of December 18, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 26, 2007)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 23, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 10, 2008	/s/ THOMAS M. KITCHEN

Thomas M. Kitchen
Senior Executive Vice President and
Chief Financial Officer

March 10, 2008	/s/ ANGELA M. LACOUR

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