Form 10-K/A
period 2007-10-31
STEWART ENTERPRISES INC
filed 2008-05-08
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-15449
STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA	72-0693290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 South Clearview Parkway
Jefferson, Louisiana	70121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (504) 729-1400
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class	Name of Exchange on which registered
Class A Common Stock, No Par Value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 11. Executive Compensation
Item 15. Exhibits, Financial Statement Schedule
Item 15(a)(3) Exhibits
SIGNATURES
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

Explanatory Note
          This Amendment No. 1 is filed for the sole purpose of adding to the directors’ compensation table compensation paid during fiscal 2007 to two former directors who did not stand for re-election at our annual meeting held April 5, 2007, which was inadvertently omitted from our 2008 proxy statement, as follows: (1) John C. McNamara — cash $31,525; stock awards $47,460 (representing the grant date fair value of 6,000 shares computed under FAS 123R); total $78,985; and (2) John P. Laborde — cash $31,823; stock awards $47,460 (representing the grant date fair value of 6,000 shares computed under FAS 123R); total $79,283.
          Set forth below is Item 11. Executive Compensation, as amended solely to include the information described above. No other part of our original Form 10-K is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the original Form 10-K.
Item 11. Executive Compensation
Director Compensation For Fiscal 2007
          The table below summarizes the compensation of our directors for our fiscal year ended October 31, 2007. Messrs. Crawford and Kitchen do not receive any additional compensation for service as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)

Alden J. McDonald, Jr.	$60,375	$94,920	(1)	$155,295
James W. McFarland	75,875	94,920	(1)	170,795
Ronald H. Patron	63,875	94,920	(1)	158,795
Michael O. Read	73,375	94,920	(1)	168,295
Ashton J. Ryan, Jr.	73,875	94,920	(1)	168,795
Frank B. Stewart, Jr.	64,475	94,920	(1)	159,395
John C. McNamara	31,525	47,460	(1)	78,985
John P. Laborde	31,823	47,460	(1)	79,283

(1)	Represents the amount recognized in fiscal 2007 for financial statement reporting purposes in accordance with FAS 123R for all stock awards granted to our directors. Consists of 12,000 shares of Class A common stock granted to each independent director pursuant to the 2005 Directors’ Stock Plan on February 28, 2007, except that Messrs. McNamara and Laborde, who were not standing for re-election, received 6,000 shares each. Each recipient is required to retain 75 percent of these shares (or 9,000 shares for those directors who received 12,000 shares) until he ceases to serve on the board. The grant date fair value of each of these awards was computed in accordance with FAS 123R was $94,920 for 12,000 shares and $47,460 for 6,000 shares. No amount was recognized in fiscal 2007 for financial statement purposes for any other stock awards granted to these directors in prior years.
Cash Compensation
          In August 2007, we adopted changes to the cash compensation of our non-employee directors in an effort to make our non-employee director compensation competitive with peer companies and consistent with current trends in non-employee director compensation. Towers Perrin provided information to the compensation committee on board compensation practices of Fortune 500 companies to give the committee an understanding of current trends at large companies. Towers Perrin also provided information on the director pay practices at three of our direct competitors, Service Corporation International, Inc., StoneMor Partners LP and Carriage Services, Inc., which the committee considered in setting compensation levels. The committee did not benchmark its compensation with these companies as the practices and compensation levels among the companies varied substantially.
          We increased the annual cash retainer for serving as a director from $21,000 to $60,000 per year, set an annual cash retainer for serving on the Audit Committee at $12,500 per year and set an annual cash retainer for serving on all other committees at $10,000 per year. At the same time, meeting fees, which had been $1,500 for each board and board committee meeting attended and $1,000 for meetings held via teleconference or video conference, were eliminated. We also increased the annual retainers for the Chairman of the Board and Chairman of the Compensation Committee from $10,000 and $5,000 to $15,000 and $7,500, respectively. The Chairman of the Audit Committee continues to receive an annual retainer of $10,000.
Stock Compensation
          In February 2007, we issued 12,000 shares of Class A common stock as fiscal 2007 equity compensation to each continuing non-employee director, 9,000 of which must be retained while the director serves on the board. In addition, directors who were not standing for re-election at our 2007 annual meeting of shareholders received 6,000 shares.
          In January 2008, we issued 12,000 shares of Class A common stock to each non-employee director as fiscal 2008 equity compensation, 9,000 of which must be retained while the director serves on the board.
Director Stock Ownership Policy
          In May 2006, the compensation committee adopted a policy requiring that each non-employee director own common stock of the Company with a value equal to at least five times the amount of the annual cash retainer no later than five years following adoption of the policy. New board members must comply with this policy five years after joining the board.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
          This Compensation Discussion and Analysis is designed to provide shareholders with an understanding of our compensation philosophy and objectives as well as the analysis that we performed in setting executive compensation. It discusses the compensation committee’s determination of how and why, in addition to what, compensation actions were taken for the executive officers who are identified in the Summary Compensation Table below (the “Named Executive Officers”).
Executive Compensation Philosophy and Objectives
          The compensation committee is committed to and responsible for designing, implementing, and administering a compensation program for executive officers that ensures appropriate linkage among pay, Company performance, and results for shareholders. The committee seeks to increase shareholder value by rewarding performance with cost-effective compensation and ensuring that we can attract and retain the best executive talent available through adherence to the following core compensation objectives:
•	Providing compensation commensurate with the level of success achieved;

•	Providing a total compensation opportunity that is competitive with similar size, general industry companies and death care industry companies with which we compete for talent;

•	Managing fixed costs by combining a more conservative approach to base salaries and benefits, with more emphasis on performance-dependent short- and long-term incentives;

•	Recognizing and rewarding the achievement of corporate, divisional, and individual performance goals; and

•	Aligning the interests of executives with those of our shareholders by emphasizing long-term, performance-dependent incentives.
          Our compensation programs are designed to reward achievement of corporate objectives, and these programs will change from time to time as those objectives change. The specific principles, components, and decisions used in fiscal 2007 in establishing the compensation of executive officers are discussed in more detail below.
Role of Compensation Consultant and the Analysis Used in Setting Compensation Levels
          Historically, our compensation committee has from time to time retained Towers Perrin, an independent consulting firm, to review our executive compensation and to provide data on executive compensation practices. In 2004, the committee retained Towers Perrin to prepare a comprehensive review of our total direct compensation program for our executive officers and to prepare a competitive compensation analysis. Total direct compensation consists of base salary, annual incentives and long-term incentives. In this study, Towers Perrin compared our executive compensation program with the compensation of a peer group made up of the following death care industry companies: Service Corporation International, Hillenbrand Industries, Inc., Alderwoods Group, Inc., Matthews International Corp., Carriage Services, Inc. and Rock of Ages, Inc. The report also compared our compensation to a larger peer group that includes these death care industry companies, plus nine additional service industry companies of similar size. These additional companies were H&R Block, Inc., G&K Services, Inc., Sabre Holdings Corp., Weight Watchers International, Inc., Regis Corp., Angelica Corp., Bright Horizons, Inc., Cintas Corp. and Navigant International, Inc. Lastly, our executive compensation was compared to the Towers Perrin database of general industry companies with annual revenues of approximately $500 million. This data indicated that our total target annual cash compensation fell between the 50 th and 75 th percentile and long-term equity compensation fell below the 25 th percentile. The data from this analysis was used by the committee as a basis for compensation decisions in fiscal 2005 and later years generally targeting total direct compensation at the median levels of these peer group and general industry companies.
          In fiscal 2005, we retained Towers Perrin in connection with setting the compensation of Messrs. Heffron and Stephens when they assumed additional responsibilities in connection with our corporate restructuring. At that time, we consolidated from four operating divisions to two and expanded the responsibilities of Mr. Heffron, as President of our newly aligned Eastern Division, and of Mr. Stephens, as President of our newly aligned Western Division.
          In fiscal 2007, we again retained Towers Perrin to provide us with compensation data in connection with our search for a Chief Executive Officer and our offer to Mr. Crawford to serve as our new Chief Executive Officer.
          In both 2005 and in 2007, we asked Towers Perrin to provide us with updated data on executive compensation paid to chief executive officers, chief operating officers and division presidents by general industry companies with comparable revenues to ours (approximately $500 million) (the “comparison companies”). The committee used this data to ensure that, in fairness to the Named Executive Officers and to the Company’s shareholders, our executive compensation is set at reasonable levels. The committee reviewed this data as a point of reference for measurement purposes, but not as the sole determinative factor in setting our executive compensation. In addition to the survey data provided by Towers Perrin, the committee also generally reviewed published data from other sources and proxy data of peer companies in the death care industry (Service Corporation International, Carriage Services, Inc., Alderwoods Group, Inc. (prior to its acquisition by Service Corporation International in 2006)), and other closely related industries.
          During the last three years, the committee has targeted total direct compensation (base salary, annual cash and stock incentive awards and long-term incentives) at approximately the median level of the general industry comparison companies and in accordance with the recommendations on competitive compensation levels provided by the independent consultant. Due to substantial size differences among the small number of companies in the death care industry, we no longer target our compensation levels at the median of these companies, but the committee reviews their compensation information in order to have a complete picture of competitor compensation practices.
          The committee believes that positioning target total direct compensation at median levels, while at the same time appropriately rewarding high performance, will allow us to attract and retain an appropriate level of executive talent. In setting fiscal 2007 compensation, the committee reviewed a summary of total fiscal 2006 compensation for the executive officers in order to have a complete picture of existing compensation levels. The committee’s analysis of and satisfaction with the fiscal 2006 compensation mix and levels led to its conclusion to generally maintain similar pay mix and potential compensation levels for 2007 to those that had been in effect in 2006, with exceptions explained below.
          The committee’s goal is that 50 to 70% of total potential compensation be at risk, depending upon the level of responsibility of the executive. The committee has not in the past considered retirement income, equity holdings, equity gains and future long-term compensation in setting annual compensation. However, in setting compensation levels for fiscal year 2008, the committee received and considered a wealth accumulation analysis of each Named Executive Officer that provided information on equity holdings, past equity gains, and vested retirement benefits. The committee will use this data in making future decisions on equity grants and retirement benefits.
          When setting the targets for the annual incentive plan, the committee receives input from the Chief Executive Officer and the Chief Financial Officer and reviews the approved operating plan for the upcoming fiscal year. The committee meets with the Chief Executive Officer and Chief Financial Officer to review and discuss extensively the ranges of values for the various quantitative performance metrics and then meets in executive session to make its final decisions.
          When making compensation decisions for individual executive officers, the committee takes many factors into account, including the individual’s role and responsibilities, performance, tenure, and experience; the performance of the Company overall; the recommendations of the Chief Executive Officer and Chief Financial Officer for other officers; the recommendations of board committee chairmen; the individual’s historical compensation; survey data, and comparisons to other executive officers of our

Company.
Evaluating Performance
          The committee evaluates the performance of the Named Executive Officers on an annual basis. The committee consults with the other directors regarding the performance of our Chief Executive Officer and with the other board committee chairmen regarding the performance of the other Named Executive Officers. The committee also seeks the advice of our Chief Executive Officer in connection with the performance evaluation and compensation decisions for our other executive officers; however, the Chief Executive Officer is not present when the committee meets to evaluate his performance and determine his compensation. The Chief Financial Officer and the investment committee of the board are also involved in the performance evaluation of Mr. Hawkins. The committee may delegate its authority to any one or more of its members; however, decisions made pursuant to delegated authority must be presented to the full committee at its next scheduled meeting for final approval. Also, our stock option grant policy provides that all stock option grants will be made by the committee.
The Total Compensation Package
          Employment Agreements — Our compensation arrangements with our Chief Executive Officer and Chief Financial Officer are provided in their employment agreements.
          On February 20, 2007, we entered into a three-year employment agreement with Mr. Crawford, as our new Chief Executive Officer, pursuant to which he receives an annual base salary of $600,000 and participates in our annual incentive plan. Mr. Crawford will be entitled to one year’s base salary if his employment is terminated without cause or with good reason and two year’s base salary if his employment is terminated without cause or with good reason within two years after a change of control. All of his options and restricted stock vest upon a change of control. The agreement prohibits Mr. Crawford from competing with our Company for two years after termination of employment. To encourage him to join our Company, we also entered into a separate supplemental executive retirement agreement (a “SERP Agreement”) with Mr. Crawford, the terms of which are described in the “Pension Benefits” section below.
          In addition to serving as our Chief Financial Officer, Mr. Kitchen became our acting Chief Executive Officer in June 2006. In November 2006, we entered into an amended employment agreement with Mr. Kitchen to reflect his additional responsibilities. The agreement provided for an increase in his annual base salary from $325,000 to $550,000 and an increase in his maximum annual incentive from 140% to 160% of annual base salary effective June 9, 2006. These were the compensation levels previously set for our Chief Executive Officer, and would remain in effect for as long as Mr. Kitchen served as our acting Chief Executive Officer. His SERP Agreement was also amended to allow him to receive an annual benefit equal to four percent of final average pay for each of his first five years of service, rather than cliff vesting after five years of service at 20 percent of final average pay. The terms of his SERP Agreement are described in the “Pension Benefits” section below.
          On May 14, 2007, we entered into a new employment agreement with Mr. Kitchen with equivalent terms to Mr. Crawford’s, except that his annual base salary was set at $400,000, and his maximum annual incentive award for the period in fiscal 2007 that he served as Chief Financial Officer was 140% of base salary. Mr. Kitchen’s SERP Agreement described above remains in effect.
          Messrs. Heffron, Stephens and Hawkins previously had employment and change of control agreements, but these agreements expired on October 31, 2006, and were not renewed. The committee does not intend to offer employment or change of control agreements to executive officers other than the Chief Executive Officer and Senior Executive Vice President in the future.
          Elements of the Total Compensation Package — The key elements of the compensation program for our executive officers are base salary, annual incentive bonus, long-term incentives, retirement benefits, change of control benefits and perquisites.
          Because executive officers are in a position to directly influence the overall performance of the Company, and consistent with our pay-for-performance philosophy, a significant portion of their compensation is delivered in the form of performance-dependent, annual and long-term incentive programs. The level of performance-dependent pay may vary for each executive based on level of responsibility, market practices, and internal equity considerations.
          The actual target compensation for each individual executive may vary from the general median market position target based on such factors as individual skills, experience, contribution and performance, internal equity, or other factors that the committee may take into account that are relevant to the individual executive. In addition, actual compensation results (e.g., amounts earned and paid each year) are typically somewhat higher or lower than target based on corporate, divisional and individual performance.

Individual Compensation Components
Base Salary
          Design — Our philosophy is that base salaries should meet the objectives of attracting and retaining the executive officers needed to successfully manage the business. Actual individual salary amounts are not objectively determined, but instead reflect the committee’s judgment with respect to each executive officer’s responsibility, performance, experience, the individual’s historical compensation, internal equity considerations and other factors, including any retention concerns.
          Results —As described above under “Role of Compensation Consultant and the Analysis Used in Setting Compensation Levels,” when Mr. Crawford was recruited to join the Company, the committee received information on competitive salary and total compensation levels from Towers Perrin. Mr. Crawford’s salary was set below the market median with more emphasis placed on the “at risk” performance-based elements of his compensation. When Mr. Kitchen took over as acting Chief Executive Officer in June 2006, he was offered the same $550,000 salary that was paid to his predecessor. The committee referred to data from previous Towers Perrin reports in making its decisions as to Mr. Kitchen’s predecessor’s compensation. Since Mr. Kitchen’s predecessor was an internal promotion without Chief Executive Officer experience, his base salary was set below the market median and below the salary level of his predecessor in that position. The committee believed that maintaining the Chief Executive Officer salary level was fair to Mr. Kitchen and was crucial to ensuring Mr. Kitchen’s assumption of the Chief Executive Officer responsibilities. In addition, Mr. Kitchen had chief executive officer experience, and he was a strong internal candidate for the Chief Executive Officer position. In establishing salary levels for fiscal 2007 for the other Named Executive Officers, the compensation committee considered the input and recommendations of Mr. Kitchen, as acting Chief Executive Officer, when evaluating factors relative to the salary levels of the Named Executive Officers other than Mr. Kitchen himself.
          As described above, in recent years the compensation committee’s goal has been to allocate more compensation to the performance-dependent elements of the total compensation package. As a result, annual base salary increases in recent years among executive officers were generally modest as more focus was placed on the annual incentive bonus and equity compensation. There were two exceptions in fiscal 2007 that are described below.
          Mr. Kitchen’s reported base salary increase in fiscal 2007 over fiscal 2006 resulted in part from his period of service as acting Chief Executive Officer. In addition, his salary level as Senior Executive Vice President and Chief Financial Officer in fiscal 2007 increased 23% to $400,000, as compared to a Chief Financial Officer salary level of $325,000 prior to becoming acting Chief Executive Officer. Although the committee has historically given modest salary increases to Named Executive Officers, the committee approved a more substantial increase than usual for Mr. Kitchen to appropriately compensate him for his expected role of assisting Mr. Crawford in a smooth assumption of the Chief Executive Officer responsibilities and for his promotion to the new position of Senior Executive Vice President.
          Mr. Hawkins’ base salary increased 53.8% from $325,000 to $500,000 during fiscal 2007. This increase was a result of Mr. Hawkins’ unique contributions to the Company as portfolio manager of trusts exceeding $900 million. The board, investment committee and compensation committee evaluated the contributions of Investors’ Trust, Inc., analyzed options to grow this core competency by considering the management of outside funds, considered succession planning, analyzed compensation structures for independent portfolio managers, and evaluated the cost of using an outside portfolio manager. As a result of this evaluation and based upon recommendations by the Chief Financial Officer, the committee increased Mr. Hawkins’ base salary in order to align his compensation with outside portfolio managers and hired an assistant portfolio manager.
Annual Incentive Award
     Design — The annual incentive plan is designed to align executive officer pay with overall performance based on the achievement of corporate and divisional performance objectives for all Named Executive Officers. The annual incentive also contains a qualitative individual performance component. Our goal in recent years has been to shift a larger portion of executive compensation away from salary and toward performance-based compensation. Accordingly, the annual award potential for superior performance for each Named Executive Officer can be a substantial portion of total compensation. Our annual incentive plan does not contemplate discretion by the committee to change the quantitative portion of the award. However, the committee does have discretion to establish other incentive and reward arrangements and pay additional compensation outside of the annual incentive plan.

          The maximum bonus opportunity under our annual incentive plan for each Named Executive Officer for fiscal 2007 was as follows:

Maximum Incentive
Named Executive Officer	as a % of Base Salary
Thomas J. Crawford	160%
Thomas M. Kitchen	160%/140%*
Brent F. Heffron	130%
G. Kenneth Stephens, Jr.	130%
Lawrence B. Hawkins	130%

*	Mr. Kitchen’s maximum incentive percentage changed when his position changed from acting Chief Executive Officer and Chief Financial Officer to Senior Executive Vice President and Chief Financial Officer.
          The target bonus opportunity is equal to 50% of the maximum opportunity and the threshold is equal to 20% of the maximum opportunity. Results that fall between the threshold, target and maximum levels are pro-rated.
          The annual incentive percentages for Messrs. Crawford and Kitchen for fiscal 2007 were provided in their employment agreements. Their employment agreements also provide that the annual incentive bonus in fiscal 2007 was to be paid half in cash and half in stock. The annual incentives paid to the other Named Executive Officers may be paid in cash or stock at the discretion of the Committee.
          The committee uses the following factors, among others, in determining the annual performance criteria and target performance levels: prior recommendations from the independent consultant; an analysis of the financial measures where the committee wants to focus executive attention and effort; Company, divisional, subsidiary and individual performance in the prior fiscal year; and the Company’s budget and range of projections for the upcoming fiscal year.
          For fiscal 2007, the corporate, divisional and individual performance portions for each Named Executive Officer were as follows:

	Corporate
		Adjusted Free Cash	Divisional/
Named Executive Officer	Adjusted EPS	Flow	Subsidiary	Individual
Thomas J. Crawford	50%	35%	—	15%
Thomas M. Kitchen	50%	35%	—	15%
Brent F. Heffron	30%	—	60%	10%
G. Kenneth Stephens, Jr.	30%	—	60%	10%
Lawrence B. Hawkins	30%	—	60%	10%
          For each of the quantitative criteria used in the annual incentive plan, the committee considers and approves appropriate adjustments for unusual items that were not included in the Company’s budget and that are deemed to be outside the control of the executives.
          Corporate Performance — The corporate performance portion of the annual incentive for each of the Named Executive Officers includes consolidated adjusted earnings per share, as this is the corporate performance measure that the committee believes is one of the key drivers of long-term shareholder return.
          The annual incentives of Messrs. Crawford and Kitchen also include a corporate performance portion based upon adjusted free cash flow, because of our strategic goal to generate cash to allow for investment in other opportunities, products and services.
          The committee uses a framework similar to one recommended by Towers Perrin for setting threshold, target and maximum levels. Each year the committee reviews the annual incentive plan framework and makes adjustments and improvements as necessary, taking into account the advice of the compensation consultant and management as well as literature and compensation committee best practices. Each of the performance metrics is evaluated separately and independently from the others. The committee’s goal is that the threshold level should be achievable with a probability of 80%. The committee considers, among other factors, the previous year’s adjusted results in establishing the threshold and typically establishes the threshold at or above that value. The target level is typically associated with the Company’s budget with a probability of achievement of approximately 50%. The committee’s goal is to establish a maximum level that has a very low probability of achievement of approximately 10%. Setting the free cash flow targets with these desired probabilities has been difficult due to unexpected items that impact free cash flow from year to year.

The corporate performance goals for fiscal 2007 were as follows:

Performance Criteria	Threshold	Target	Maximum
Adjusted earnings per share	$0.34	$0.37	$0.40
Adjusted free cash flow	$54 million	$56 million	$58 million
          Divisional/Subsidiary Performance — The annual incentives of Messrs. Heffron, Stephens and Hawkins include divisional or subsidiary performance criteria in order that the incentive is substantially aligned with the particular performance objectives, for the division or subsidiary for which each is responsible.
          For Messrs. Stephens and Heffron, a maximum of 60% of potential annual incentive is based upon a number of divisional/subsidiary performance metrics. These include, in the order of importance: divisional profitability, core funeral call growth, preneed cemetery sales, customer satisfaction, and preneed funeral sales. A method similar to the one described above for earnings per share and free cash flow is used to set the threshold, target, and maximum values for each performance metric. The target values generally are based on an aggressive budget, and the threshold and maximum values are set at least conceptually with approximate probabilities of 80% and 10% achievement, respectively. The divisional business objectives for Messrs. Heffron and Stephens are as follows:

Performance Criteria	Threshold	Target	Maximum
Customer surveys — extremely satisfied	Achieve an 85% to	Achieve an 87% to	Achieve a 90%+ rating
	86.9% rating	89.9% rating
Core funeral call growth	Achieve .75% core	Achieve 1.5% core	Achieve 2.25% core
	calls growth	calls growth	calls growth
Gross profit	Achieve 95% of	Achieve 97.5% of	Achieve 102.5% of
	gross profit plan	gross profit plan	gross profit plan
Preneed property sales	Achieve 95% of	Achieve 97.5% of	Achieve 102.5% of
	property sales plan	property sales plan	property sales plan
Preneed funeral sales (PNFS)	Achieve 95% of PNFS	Achieve 97.5% of	Achieve 102.5% of
	plan	PNFS plan	PNFS plan
          For Mr. Hawkins, a maximum of 60% of his potential annual incentive is based upon the performance of the investment portfolios that he manages through Investors Trust, Inc., a subsidiary of the Company. The portfolios that he manages consist of a preneed funeral and merchandise portfolio, a perpetual care portfolio where state law permits capital gains to be withdrawn and a perpetual care portfolio where state law prohibits the withdrawal of capital gains. Mr. Hawkins’ performance metrics are based on the one- and two-year performance of each portfolio relative to a custom index of relative market indices weighted according to the actual asset allocation of the portfolio. Mr. Hawkins’ incentive is also based upon the actual return of the portfolio, as compared to the plan year target return as established in advance by the investment committee of our board. The target return for fiscal 2007 was 6.5% for the preneed funeral and merchandise portfolio. The perpetual care portfolios, which are more concentrated in fixed income securities, had a target return for fiscal 2007 of 6.2%. The investment committee retained Merrill Lynch to benchmark overall performance and the performance of each portfolio. Merrill Lynch supplied the market indices with analyses of the performance of each portfolio to the investment committee. The compensation committee then used this data to design the performance metrics and targets for Mr. Hawkins. The following business objectives apply to Mr. Hawkins’ annual award:
Portfolio Performance Compared to Custom Index and Target Return

	Threshold	Target	Maximum
Preneed funeral and	50 basis points	25 basis points	100 basis points
merchandise portfolio	below	above	above
Perpetual care with	50 basis points	25 basis points	100 basis points
gains portfolio	below	above	above
Perpetual care	50 basis points	12.5 basis points	50 basis points
without gains portfolio	below	above	above

          Individual Performance — The committee uses discretion in a qualitative evaluation of individual performance and considers the following factors, among others, in approving the annual incentive awards: the committee’s evaluation of the Chief Executive Officer and his written self-evaluation, the input of other board committee chairmen, the Chief Executive Officer’s written performance evaluation of the other executive officers, leadership, management, strategic planning, succession planning, employee development, business development, and customer service.
          Results — For fiscal 2007, both of the corporate performance goals, adjusted earnings per share and adjusted free cash flow, exceeded the maximum payout levels. The committee approves adjustments that it determines are appropriate for unusual items that are deemed to be outside the control of management.
          Reported earnings per share was adjusted to remove the impact of the following income (expense) items, net of tax, to arrive at adjusted earnings per share:

Forfeiture of restricted stock	$64,000
Hurricane Katrina loss	($1,583,000)
Separation pay to a former executive	($224,000)
Chief executive officer search firm fees	($134,000)
Stock awards to board members	($408,000)
          Adjusted free cash flow is defined as net cash provided by operating activities less maintenance capital expenditures less the impact of any unusual items that are deemed to be outside the control of management. Free cash flow for fiscal 2007 was $63,088,002, which is net cash provided by operating activities of $81,940,661 less maintenance capital expenditures of $18,852,659.
          As to divisional performance targets, the Eastern Division, of which Mr. Heffron serves as president, exceeded the threshold in the areas of customer survey results and preneed funeral sales, generating $16,553 toward Mr. Heffron’s total bonus. The Eastern Division threshold goals for core funeral call growth, gross profit, and preneed property sales were not achieved. The Western Division exceeded the threshold for gross profit, exceeded the maximum for preneed property sales, and exceeded the target for preneed funeral sales, generating $126,092 of Mr. Stephens’ total bonus. The Western Division threshold goals for customer survey results and core funeral call growth were not reached.
          Mr. Hawkins earned $33,429 toward his total bonus for the performance of the portfolios that he manages through Investors Trust, Inc. Mr. Hawkins exceeded the threshold in actual versus target return in the preneed funeral and merchandise portfolio, earning $11,936 toward his total bonus. In the perpetual care without gains portfolio, one-year performance exceeded the maximum, while two-year performance exceeded the target. Together, these components generated $21,493 toward Mr. Hawkins’ bonus.
          Each of the Named Executive Officers received from 85% to 95% of the qualitative portion of the annual incentive after an analysis of the qualitative factors for individual performance described above.
          As mentioned above, Mr. Crawford’s and Mr. Kitchen’s annual incentive awards were paid one-half in stock and one-half in cash. The compensation committee has discretion to determine whether the awards to the other Named Executive Officers will be paid in cash or in stock. The compensation committee adopted stock ownership guidelines in January 2007 for certain executive officers in order to further encourage and facilitate stock ownership by requiring a minimum value of stock ownership at three times base salary for the Chief Executive Officer and two times base salary for Executive Vice Presidents. Unvested restricted stock counts toward stock ownership under the policy. The committee reviews compliance with the policy annually. Each Named Executive Officer was in compliance with the policy as of the end of fiscal 2007. For that reason and because options and restricted stock make up a substantial portion of total compensation, the committee elected to pay out the annual incentive awards to the other Named Executive Officers all in cash.
Long-Term Stock Incentive Awards
          Process and Design — Our practice is to annually grant a combination of stock options and restricted stock to our executive officers as long-term incentives in order to align in a substantial way executive compensation to the interests of the shareholders. Although the compensation committee reviews the compensation practices of comparison companies as described above, the committee does not adhere to strict formulas or survey data to determine the specific mix of compensation elements.
          We believe that the use of stock options and restricted stock in tandem has certain advantages. Although its value may increase or decrease with changes in the stock price during the period before vesting, restricted stock will have value in the long term, encouraging retention of executives. By contrast, the entire compensation value of a stock option depends on future stock price appreciation. Accordingly, restricted stock can deliver significantly greater share-for-share compensation value at grant than stock options, and can offer comparable grant date compensation value with fewer shares and less dilution for our shareholders.

          The committee determines grant size based on the level of responsibility of the executive officer. The committee’s intention is that approximately 50% of the Chief Executive Officer’s annual compensation and approximately 33% of the other Named Executive Officers’ total annual compensation be tied to stock value and appreciation, thereby aligning their long-term interests with those of our shareholders. The committee values proposed option grants based on a Black-Scholes valuation model and the restricted stock at the current market price. In fiscal 2007, for the equity grants to Messrs. Heffron, Stephens and Hawkins, approximately 45% of the total long-term incentive value was in restricted stock and 55% was in options, in recognition of the fact that restricted stock will have value based on continued employment, even if the stock price does not increase after grant. For Messrs. Crawford and Kitchen, the grants were more heavily weighted toward restricted stock as compared to stock options with a ratio of approximately two-thirds to one-third. The committee’s change in the ratio for Messrs. Crawford and Kitchen was related to the addition of the performance vesting criteria to a large portion of the total restricted stock granted to them.
          Typically, our grants of stock options and restricted stock have vested over four years in order to strengthen our ability to retain our management team. We pay dividends currently on shares of restricted stock. In order to protect our executives from the loss of the opportunity to earn their stock-based compensation, all restrictions on restricted stock lapse and all options become immediately exercisable upon a change of control. Unvested stock options and unvested restricted stock are generally forfeited on termination of employment for any reason, and vested stock options generally expire within one year in the event of death, disability, retirement at age 65, early retirement with approval of our board of directors or termination other than for cause after completing fifteen years of service. Vested options expire thirty days following termination for any other reason.
          Grants of restricted stock and stock options are considered annually during the Company’s first fiscal quarter. Grants are also made at this time, but may also be made at other times in connection with new hires or promotions. We do not backdate options or grant options or other equity awards retroactively. In addition, we do not purposely schedule option awards or other equity grants prior to the disclosure of favorable information or after the announcement of unfavorable information. Options are granted at fair market value on the date of grant or as of a future specified date, for example, for a new executive officer joining the Company on a future date. All equity grants to executive officers require the approval of the compensation committee.
          In January 2007, our compensation committee granted options and restricted stock to our executive officers, except Mr. Kitchen. Each of Messrs. Heffron, Stephens, and Hawkins received 15,000 shares of restricted stock and options for 40,000 shares of common stock, vesting in substantially equal portions over four years.
          During fiscal 2007, we granted performance-based options and restricted stock to Mr. Crawford and Mr. Kitchen. While we recognize that options are already performance-based and that restricted stock has a performance aspect in that the value increases with increases in the stock price, our goal was to tie the vesting of these awards to the achievement of challenging performance goals tied to stock price and return on equity. These grants were made when we entered into new employment agreements with these officers.
          Mr. Crawford was granted 100,000 shares of restricted stock vesting over three years without performance criteria. Mr. Crawford also received 120,000 shares of restricted stock vesting over a three-year period based upon the achievement of specified trading prices of our Class A common stock: 40,000 shares vest on October 31, 2008, if the closing price per share of our Class A common stock equals or exceeds $8 per share for twenty consecutive trading days during fiscal 2008; 40,000 shares vest on October 31, 2009, if the closing price equals or exceeds $9 per share for twenty consecutive trading days during fiscal 2009; 40,000 shares vest on October 31, 2010, if the closing price equals or exceeds $10 per share for twenty consecutive trading days during fiscal 2010. To the extent not already vested, all 120,000 shares vest on October 31, 2010, if the closing price equals or exceeds $10 per share for twenty consecutive trading days at any time after his start date and on or before October 31, 2010.
          In addition, Mr. Crawford received 120,000 shares of restricted stock vesting over a three-year period based upon the achievement of specified return on equity criteria: 40,000 shares vest on October 31, 2008, if our return on equity (“ROE”) for fiscal 2008 is greater or equal to 10 percent; 40,000 shares vest on October 31, 2009, if ROE for fiscal 2009 is greater or equal to 11 percent; and 40,000 shares vest on October 31, 2010, if ROE for fiscal 2010 is greater or equal to 12 percent. To the extent not already vested, all 120,000 shares vest on October 31, 2010, if the ROE for fiscal years 2008, 2009, and 2010 is greater than or equal to 11 percent on a compounded annual basis. Our ROE for fiscal 2006 was 8.6%, so the initial 10% target represents a 16% increase over the fiscal 2006 level, with an additional 10% increase in 2009 and a 9% increase in 2010. Our stock price was $7.29 at the time we entered into the employment agreement with Mr. Crawford. His initial target level was 9.7% higher than the price at that time, with 2009 and 2010 price targets constituting 12.5% and 11.1% additional increases, respectively.
          Mr. Crawford also received options to purchase 360,000 shares of Class A common stock, vesting over a three-year period based upon the same stock price performance criteria applicable to his shares of restricted stock.
          Mr. Kitchen was granted restricted stock and options with identical vesting terms as Mr. Crawford. Mr. Kitchen was granted

50,000 shares of time-vest restricted stock, 60,000 shares that vest based on ROE, 60,000 shares that vest based on stock price performance, and 180,000 options that vest based upon stock price performance.
          The most recent grants of restricted stock and options to Messrs. Heffron, Stephens, and Hawkins made in fiscal 2008 also include ROE and stock price performance criteria, so that all of our Named Executive Officers will have their equity compensation dependent upon strong financial achievement and sustained stock price appreciation.
Retirement Plans
          We provide a Supplemental Retirement and Deferred Compensation Plan (the “Deferred Compensation Plan”) and a Supplemental Executive Retirement Plan (the “SERP”) for our Named Executive Officers other than Messrs. Crawford and Kitchen, who have similar benefits under their separate SERP Agreements. These plans are described in detail below under the headings “Pension Benefits” and “Nonqualified Deferred Compensation for Fiscal 2007.” These plans were initially adopted in 1995 and 2002, respectively. No new participants have been named since inception.
Change of Control and Termination Benefits
          In their employment agreements, we provide two years of base salary to Messrs. Crawford and Kitchen if their employment is terminated without cause or with good reason within two years after a change of control. Our equity plans also provide for accelerated vesting upon a change of control. These change of control provisions are intended to provide them with sufficient incentive to stay with the Company in the event of a change of control and provide them with some measure of financial security.
          We also provide accelerated vesting of certain retirement benefits to our Named Executive Officers, as described below in “Potential Payments upon Termination or Change of Control.”
          We believe that these change of control protections preserve morale and productivity and encourage retention in the face of the potential disruptive impact of an actual or potential change of control of the Company. Our change of control policies ensure that the interests of our executives will be materially consistent with the interests of our shareholders when considering corporate transactions.
          Messrs. Crawford and Kitchen also are entitled to one year’s base salary if employment is terminated without cause or if they resign with good reason outside of a change of control. The termination of employment provisions of Mr. Crawford’s employment agreement were designed to provide a fixed amount of compensation that would offset the potential risk of leaving his prior employer to join our Company. Mr. Kitchen was offered a similar benefit in his employment agreement to encourage him to continue with our Company. Each has also agreed to non-competition restrictions for two years after termination.
Other Compensation
          We have also for many years provided our Named Executive Officers with some perquisites consisting primarily of an auto allowance and reimbursement for auto-related expenses and payment of their premiums for participation in our health and dental insurance plans. We have also for many years reimbursed executives for memberships in social clubs on a case-by-case basis if we deem appropriate to support business objectives. In addition, we have reimbursed executives for the travel and entertainment of their spouses in attending business functions to encourage spousal attendance. The committee carefully reviewed our perquisite policy in fiscal 2008. We consider these perquisites to be reasonable.
Section 162(m) of the Internal Revenue Code
          Section 162(m) of the Internal Revenue Code of 1986, as amended, prohibits us from deducting more than $1 million in compensation paid to certain executive officers in a single year. An exception to the $1 million limit is provided for “performance-based compensation” that meets certain requirements, including approval by the shareholders. Options granted under our incentive compensation plans are structured to qualify as “performance-based compensation” and will be excluded in calculating the $1 million limit under Section 162(m). The annual incentive compensation and restricted stock granted to our executive officers have not previously been structured to qualify as performance-based compensation. Our shareholders approved a new Executive Officer Incentive Plan at last year’s annual meeting and we intend to pay our fiscal 2008 annual incentive awards to our Named Executive Officers under that plan in order that the quantitative portion may qualify as “performance-based” under Section 162(m) and be fully deductible. Our compensation committee intends to monitor compensation levels and the deduction limitation.
          The committee’s policy is to structure compensation that will be fully deductible where doing so will further the purposes of our executive compensation programs. The committee also considers it important to retain flexibility to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible.
Compensation Committee Report
          The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement on Schedule 14A.
Submitted by the Compensation Committee:

James W. McFarland	Alden J. McDonald, Jr.	Michael O. Read
Compensation Committee Interlocks and Insider Participation
          During the last fiscal year, James W. McFarland, Alden J. McDonald, Jr. and Michael O. Read served on the compensation committee. John C. McNamara also served on the committee until the 2007 annual meeting of shareholders at which he did not stand for re-election. No member served as an officer or employee of our Company or any of our subsidiaries prior to or while serving on the compensation committee. None of our executive officers served during the last fiscal year on the board of directors or on the compensation committee of another entity, one of whose executive officers served on our board of directors or on our compensation committee.

Summary Compensation Table
          The following table presents information regarding the total compensation for fiscal 2007 and 2006, as applicable, for the following persons: Thomas J. Crawford, our President and Chief Executive Officer, Thomas M. Kitchen, our Senior Executive Vice President and Chief Financial Officer and Brent F. Heffron, G. Kenneth Stephens, Jr. and Lawrence B. Hawkins, who are the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2007. These five executive officers are referred to as the “Named Executive Officers.”
Summary Compensation Table

						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
Name and			Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Awards(1)	Awards(2)	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)(3)	($)(4)	($)(5)	($)

Thomas J. Crawford	2007	$346,154	$267,032	$263,725	$561,238	—	$33,359	$1,471,508
President and Chief Executive Officer(6)
Thomas M. Kitchen	2007	478,615	127,139	470,659	710,684	$300,766	59,434	2,147,297
Senior Executive Vice President and Chief Financial Officer(7)	2006	407,379	58,363	188,271	444,121	202,238	38,403	1,338,775
Brent F. Heffron	2007	336,057	42,753	104,746	191,728	123,732	54,230	853,246
Executive Vice President and President-Eastern Division	2006	325,000	30,957	133,024	234,447	79,681	63,169	866,278

G. Kenneth	2007	336,538	42,753	104,746	305,817	60,663	54,801	905,318
Stephens, Jr. Executive Vice President and President-Western Division	2006	325,000	30,957	133,024	311,769	53,405	49,683	903,838

Lawrence B. Hawkins	2007	395,193	42,753	104,746	234,423	593,353	51,488	1,421,956
Executive Vice President and President, Investors Trust, Inc.(8)

(1)	Reflects the amount recognized in fiscal 2007 and 2006, respectively, for financial statement reporting purposes in accordance with FAS 123R for restricted stock granted during and prior to fiscal 2007 and 2006, respectively, except that estimates of forfeitures related to service-based vesting conditions have been disregarded. Assumptions used in the calculation of these amounts are included in Note 18 to our audited financial statements for the fiscal year ended October 31, 2007 included in our Form 10-K filed with the Securities and Exchange Commission on December 21, 2007. There were no forfeitures during fiscal 2007 or 2006 for the Named Executive Officers. The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our common stock on the date the stock is sold.

(2)	Reflects the amount recognized in fiscal 2007 and 2006, respectively, for financial statement reporting purposes in accordance with FAS 123R for options granted during and prior to fiscal 2007 and 2006, respectively, except that estimates of forfeitures related to service-based vesting conditions have been disregarded. Assumptions used in the calculation of these amounts are included in Note 18 to our audited financial statements for the fiscal year ended October 31, 2007 included in our Form 10-K filed with the Securities and Exchange Commission on December 21, 2007. The actual value of the option awards will depend on the difference between the market value of our common stock on the date the stock option is exercised and the exercise price.

(3)	As described in the “Compensation Discussion and Analysis” section above, these amounts are the annual incentive bonuses paid to the Named Executive Officers based on the performance of the Company and the individual executive relative to pre-established quantitative objectives for the fiscal year and an evaluation of qualitative factors.

(4)	Represents the sum of (1) the change in the actuarial present value of the executive’s accumulated benefit under the SERP and SERP Agreements, and (2) interest earned in the executive’s account in the Deferred Compensation Plan that is considered to be at an above-market interest rate as compared to 120% of the federal long-term rate as prescribed under Section 1274(d) of the Internal Revenue Code. The interest rate paid on the accounts of the Deferred Compensation Plan participants for fiscal years 2007 and 2006 is equal to the Company’s weighted average cost of capital as of the end of each such fiscal year, which was 8.91% and 11.83%, respectively. The amounts for each executive for fiscal years 2007 and 2006 are shown in the following table.

			Above-Market
		Change in Actuarial	Interest on
		Present Value of	Nonqualified
		SERP and	Deferred
Name	Fiscal Year	SERP Agreements	Compensation Plan
Thomas J. Crawford	2007	—	—
Thomas M. Kitchen	2007	$297,415	$3,351
	2006	201,846	392
Brent F. Heffron	2007	104,387	19,345
	2006	49,779	29,902
G. Kenneth Stephens, Jr.	2007	50,766	9,897
	2006	40,047	13,358
Lawrence B. Hawkins	2007	591,931	1,422

(5)	Represents Company contributions to the 401(k) Plan and Deferred Compensation Plan, dividends paid on restricted stock and perquisites. No individual perquisite exceeded the greater of $25,000 or 10 percent of the total perquisites of any executive. Perquisites provided in fiscal years 2007 and 2006 were auto allowance and other auto-related expenses, club memberships, spouse travel, spouse meals and entertainment in attending business functions, health and dental insurance premiums and tuition reimbursement.

(6)	Mr. Crawford joined our Company as President and Chief Executive Officer on March 31, 2007.

(7)	Mr. Kitchen has served as Chief Financial Officer since December 2, 2004. From June 30, 2006 through March 31, 2007, he also served as Acting Chief Executive Officer. On March 31, 2007, he was named Senior Executive Vice President.

(8)	Mr. Hawkins was not a Named Executive Officer for fiscal 2006. Accordingly, compensation information for fiscal 2006 for Mr. Hawkins is not provided.
Employment Agreements
          Our compensation arrangements with our Chief Executive Officer and Chief Financial Officer are provided in their employment agreements.
          On February 20, 2007, we entered into a three-year employment agreement with Mr. Crawford pursuant to which he receives an annual salary of $600,000 and participates in our annual incentive plan. Mr. Crawford will be entitled to one year’s base salary if his employment is terminated without cause or if he resigns with good reason and two year’s base salary if his employment is terminated without cause or if he resigns with good reason within two years after a change of control. All of his options and restricted stock vest upon a change of control. The agreement prohibits Mr. Crawford from competing with our Company for two years after termination of employment. To encourage him to join our Company, we also entered into a SERP Agreement with Mr. Crawford, the terms of which are described in the “Pension Benefits” section below.
          Mr. Kitchen became our Chief Financial Officer in December 2004 and we entered into an employment agreement providing his compensation and employment terms through October 31, 2007. We also entered into a separate SERP Agreement with Mr. Kitchen that allowed him to receive benefits after 5 years of service with us instead of 10 years as provided in the Supplemental Executive Retirement Plan. The terms of his SERP Agreement are described in the “Pension Benefits” section below.

          Mr. Kitchen became our acting Chief Executive Officer in June 2006. In November 2006, we entered into an amended employment agreement with Mr. Kitchen to reflect his additional responsibilities. The agreement provided for an annual base salary of $550,000 and an increase in his maximum annual incentive to 160% of annual salary effective June 9, 2006. His SERP Agreement was amended to allow him to receive an annual benefit equal to four percent of final average pay for each of his first five years of service, rather than cliff vesting after five years of service at 20 percent of final average pay.
          On May 14, 2007, we entered into a new employment agreement with Mr. Kitchen with equivalent terms to Mr. Crawford’s, except that his annual salary was set at $400,000 and his maximum annual incentive award for the period in fiscal 2007 that he served as Chief Financial Officer was 140% of base salary. Mr. Kitchen’s SERP Agreement described above remains in effect.
          Messrs. Heffron, Stephens and Hawkins previously had employment and change of control agreements, but these agreements expired on October 31, 2006 and were not renewed.
Grants of Plan-Based Awards
     The following table sets forth information about the potential bonus payouts under annual incentive plan grants and equity grants to our Named Executive Officers during fiscal 2007:
Grants of Plan-Based Awards
During Fiscal 2007

					All Other Stock		All Other Option
		Estimated Future Payouts Under			Awards: Number of		Awards: Number of		Exercise or Base	Grant Date Fair
		Non-Equity Incentive Plan Awards			Shares of Stock or		Securities		Price of Option	Value of Stock and
		Threshold	Target	Maximum	Units		Underlying Options		Awards	Option Awards
Name	Grant Date	($)	($)	($)	(#)		(#)		($/Sh)	($)

Thomas J. Crawford	—	$113,096	$282,740	$565,479	—		—		—	—
	3/31/2007	—	—	—	340,000	(1)	—		—	$983,620
	3/31/2007	—	—	—	—		360,000	(2)	$8.06	1,041,480

Thomas M. Kitchen	—	143,210	358,028	716,055	—		—		—	—
	5/14/2007	—	—	—	—		180,000	(3)	7.37	440,460
	5/16/2007	—	—	—	170,000	(3)	—		—	415,990

Brent F. Heffron	—	169,184	293,085	455,000	—		—		—	—
	1/8/2007	—	—	—	15,000	(1)	—		—	94,950
	1/8/2007	—	—	—	—		40,000	(1)	6.33	117,592

G. Kenneth Stephens, Jr.	—	169,184	293,085	455,000	—		—		—	—
	1/8/2007	—	—	—	15,000	(1)	—		—	94,950
	1/8/2007	—	—	—	—		40,000	(1)	6.33	117,592

Lawrence B. Hawkins	—	103,074	257,684	515,370	—		—		—	—
	1/8/2007	—	—	—	15,000	(1)	—		—	94,950
	1/8/2007	—	—	—	—		40,000	(1)	6.33	117,592

(1)	These awards were granted through our Amended and Restated 1995 Incentive Compensation Plan.

(2)	Of these option awards granted to Mr. Crawford, 240,000 options were granted through our Amended and Restated 2000 Incentive Compensation Plan and 120,000 options were granted through our Amended and Restated 1995 Incentive Compensation Plan.

(3)	These awards were granted through our 2007 Stock Incentive Plan.
          The amounts included above as Non-Equity Incentive Plan Awards are amounts that the Named Executive Officers were eligible to earn through our annual incentive plan. As described further in “Compensation Discussion and Analysis” above, pursuant to our annual incentive plan, our compensation committee sets threshold, target and maximum goals in fiscal 2007 for several different quantitative criteria for each executive individually. In addition, 10 to 15 percent of the maximum payment under the plan, depending on the executive’s position, was based on qualitative criteria evaluated by the committee. In the Grants of Plan-Based Awards table above, 20 percent of the maximum award for the qualitative component is included in the “threshold” column, 50 percent in the “target” column and 100 percent in the “maximum” column, which corresponds to the benchmarks established for each of the quantitative criteria. The actual amounts paid for fiscal 2007 are provided in the Summary Compensation Table in the Non-Equity Incentive Plan Compensation column. Our employment agreements with Messrs. Crawford and Kitchen provide that their 2007 bonuses were to be paid one-half in cash and one-half in stock. The compensation committee has the discretion to determine whether the payments under the plan to other executive officers will be in cash or stock, or a combination thereof, and for fiscal 2007 decided that the payment would be 100% cash, recognizing that each executive was in compliance with our executive stock ownership guidelines. The stock payments are intended to align the interests of our executives with our shareholders and to help our executives comply with our executive stock ownership guidelines, described in “Compensation Discussion and Analysis.”
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information about outstanding option and restricted stock awards held by the Named Executive Officers at the end of fiscal 2007.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of	Number of Securities				Number of Shares or
	Securities	Underlying		Option		Units of Stock That		Market Value of
	Underlying	Unexercised Options		Exercise	Option	Have Not Vested		Shares or Units of
	Unexercised Options	(#)		Price	Expiration	Vested		Stock That Have Not
Name	(#)Exercisable	Unexercisable		($)	Date	(#)		Vested(1)($)

Thomas J. Crawford	—	—		—	—	100,000	(2)	$907,000
	—	360,000	(3)	$8.06	3/31/2014	240,000	(3)	2,176,800
Thomas M. Kitchen	93,400	93,400	(4)	6.90	12/20/2011	64,500	(5)	585,015
	—	180,000	(3)	7.37	5/14/2014	120,000	(3)	1,088,400
Brent F. Heffron	50,000	—		5.44	12/22/2013	3,650	(6)	33,106
	23,350	23,350	(7)	6.90	12/20/2011	—		—
	12,901	38,706	(8)	5.86	5/11/2013	7,999	(8)	72,551
	—	40,000	(9)	6.33	1/08/2014	15,000	(10)	136,050
G. Kenneth Stephens, Jr.	50,000	—		5.44	12/22/2013	3,650	(6)	33,106
	23,350	23,350	(7)	6.90	12/20/2011	—		—
	12,901	38,706	(8)	5.86	5/11/2013	7,999	(8)	72,551
	—	40,000	(9)	6.33	1/08/2014	15,000	(10)	136,050
Lawrence B. Hawkins	50,000	—		5.44	12/22/2013	3,650	(6)	33,106
	23,350	23,350	(7)	6.90	12/20/2011	—		—
	12,901	38,706	(8)	5.86	5/11/2013	7,999	(8)	72,551
	—	40,000	(9)	6.33	1/08/2014	15,000	(10)	136,050

(1)	Based on the closing market price of $9.07 on October 31, 2007.

(2)	These awards vest in substantially equal installments on March 31, 2008, 2009 and 2010.

(3)	These awards are performance-based and vest in equal installments on October 31, 2008, 2009 and 2010, provided that certain performance requirements are met as of each vesting date or certain performance requirements are met by October 31, 2010. The details of these performance requirements are included in the “Compensation Discussion and Analysis” section under the heading “Long-Term Stock Incentive Awards.”

(4)	These options vested on December 20, 2007.

(5)	Of these shares of restricted stock, 14,500 vested on December 20, 2007 and 50,000 shares of restricted stock vest in substantially equal amounts on May 16, 2008, 2009 and 2010.

(6)	Of these shares of restricted stock, 1,825 vested on December 20, 2007 and 1,825 vest on December 20, 2008.

(7)	Of these options, 11,675 vested on December 20, 2007 and 11,675 vest on December 20, 2008.

(8)	These awards vest in substantially equal amounts on May 11, 2008, 2009 and 2010.

(9)	Of these options, 10,000 vested on January 8, 2008, and 30,000 options vest in substantially equal amounts on January 8, 2009, 2010 and 2011.

(10)	Of these shares of restricted stock, 3,750 vested on January 8, 2008, and 11,250 vest in substantially equal amounts on January 8, 2009, 2010 and 2011.
Option Exercises and Restricted Stock Vested in Fiscal 2007
          The following table sets forth certain information about option exercises and the vesting of restricted stock during fiscal 2007 for the Named Executive Officers.
Option Exercises and Restricted Stock Vested in Fiscal 2007

	Stock Awards(1)
	Number of
	Shares	Value Realized
	Acquired on Vesting	on Vesting
Name	(#)	($)(2)
Thomas J. Crawford	—	—
Thomas M. Kitchen	7,250	$45,385
Brent F. Heffron	4,492	31,294
G. Kenneth Stephens, Jr.	4,492	31,294
Lawrence B. Hawkins	4,492	31,294

(1)	No options were exercised by the Named Executive Officers in fiscal 2007. The table reflects restricted stock awarded prior to fiscal 2007 that vested during fiscal 2007.

(2)	Reflects the closing market price of the shares on the vesting dates.

Pension Benefits
     The SERP provides retirement benefits to all of our executive officers, except Messrs. Crawford and Kitchen, who each have similar benefits under their SERP Agreements described below. The SERP is an unfunded, nonqualified, noncontributory retirement plan. The following table provides information on the benefits provided to the Named Executive Officers.
Pension Benefits

		Number of	Present	Payments
		Years Credited	Value of	During Last
		Service	Accumulated Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
Thomas J. Crawford	Supplemental Executive Retirement Agreement	0.60	— (1)	—
Thomas M. Kitchen	Supplemental Executive Retirement Agreement	2.91	$643,468(2)	—
Brent F. Heffron	Supplemental Executive Retirement Plan	(3)	1,046,085	—
G. Kenneth Stephens, Jr.	Supplemental Executive Retirement Plan	(3)	206,041	—
Lawrence B. Hawkins	Supplemental Executive Retirement Plan	(3)	1,595,486	—

(1)	As we describe in more detail below, Mr. Crawford’s benefit is equal to 10% of final average salary after three years of service, increasing ratably to a maximum of 40% after ten years of service. As Mr. Crawford has less than three years of service, he was not eligible for retirement benefits as of October 31, 2007.

(2)	As we describe in more detail below, Mr. Kitchen’s benefit is equal to 4% of final average salary for each year of service up to 40% at age 67. The present value of his benefit if he worked to age 67 is $1,130,157.

(3)	Benefits for these executive officers are based upon age at retirement rather than years of credited service. However, Messrs. Heffron, Stephens and Hawkins have 30, 22 and 19 years of service, respectively, with our Company.
          The SERP provides for a bi-weekly retirement benefit based solely on a percentage of final average salary, which is defined as the participant’s average monthly salary for the 36 months prior to the participant’s retirement date. The percentage varies based on whether the participant is designated as a “Class A” or “Class B” participant. The normal retirement benefit for a Class A participant is 50 percent of final average salary and for a Class B participant is 40 percent of final average salary. All of the executives in the table who participate in the SERP are Class B participants. If the employee elects early retirement prior to age 65, benefits are reduced based on the number of years or partial years the early retirement date precedes age 65, to a minimum of 25 percent for Class A participants and 20 percent for Class B participants. A participant who terminates employment prior to the SERP’s “earliest retirement date” is not eligible to receive benefits under the SERP. For Messrs. Heffron, Stephens and Hawkins, the earliest retirement date is their 55 th birthday. For additional participants, the earliest retirement date will be the latest to occur of (1) the participant’s 55 th birthday, (2) the participant’s completion of 10 years of employment with us or (3) completion of the participant’s fifth year of participation in the SERP. The compensation committee determines whether to add an employee as a participant. The SERP provides that a participant and his beneficiary lose the right to any unpaid benefits under the SERP if the participant violates the noncompetition provisions of the SERP following termination of employment.
          Participants receive their benefit in the form of a bi-weekly life annuity unless they elect a joint-and-survivor annuity or a ten-years-certain-and-life annuity. If the participant elects an alternate payment option, the benefit will be the actuarial equivalent of a life annuity.
          The SERP also provides a death benefit if a participant age 55 or older dies prior to termination of employment for another reason. If a surviving spouse is the only beneficiary, the spouse is entitled to a bi-weekly benefit for life equal to the pension the surviving spouse would have received if the participant had retired on the date of death, had elected a joint-and-survivor annuity and had died before his first payment under the SERP. Otherwise, the beneficiary receives a death benefit over 120 months, determined as if the participant had retired on the date of death, had elected a ten-years-certain-and-life annuity and had died before his first payment under the SERP.
          A participant who has not yet become entitled to an early retirement benefit under the SERP will receive a pro rata early retirement benefit in the event of a termination of employment following a change of control.
          In determining the present value of the accumulated benefits shown in the table above, we used the full 40 percent benefit for Messrs. Heffron and Hawkins who have reached age 55. For Mr. Stephens, who has not yet reached age 55, we assumed that his benefit is earned ratably over the period beginning on the date the SERP was adopted and ending when he reaches age 55. Mr. Kitchen’s benefit is based upon years of service, so his accumulated benefit is equal to service multiplied by the 4% per year accrual rate. Since Mr. Kitchen does not have an additional reduction based upon age at retirement, we considered him as eligible for an unreduced retirement benefit at the end of fiscal 2007 rather than at age 67 when he would have accrued the maximum 40% benefit. The assumptions used in determining the present value of the accumulated SERP benefit as of the end of fiscal 2007 were as follows: a 5.93% discount rate, no pre-retirement turnover, no pre-retirement mortality, a post-retirement mortality of RP 2000 White Collar with projected improvements to 2020, an unreduced retirement date of age 65 for Messrs. Heffron, Stephens and Hawkins and an immediate unreduced retirement date for Mr. Kitchen.
          Currently, Mr. Heffron is eligible for early retirement under the SERP and, if he had retired on October 31, 2007, would have been entitled to receive 25.8 percent of his final average salary as described above, or approximately $83,393 per year, for life. Mr. Hawkins is also eligible for early retirement and if he had retired on October 31, 2007, would have been entitled to receive 28.2 percent of his final average salary, as described above, or approximately $94,907 per year, for life. Mr. Stephens is not currently eligible for early retirement or death benefits because he has not reached age 55. Assuming that final average salary were equal to 2007 fiscal year base salary, the estimated annual benefits that would be payable at normal retirement age to each of Messrs. Heffron, Hawkins and Stephens are $134,423, $158,077 and $134,615, respectively. The annual death benefit for Mr. Heffron and Mr. Hawkins, assuming a date of death of October 31, 2007, would be $67,398 and $81,734, respectively.
          In connection with our entering into an amended and restated employment agreement with Mr. Kitchen on November 8, 2006, we also entered into an amended and restated SERP Agreement with Mr. Kitchen. Mr. Kitchen began his employment with us on December 2, 2004 and is currently 60 years old. The material terms of his SERP Agreement are essentially the same as the SERP, except that Mr. Kitchen’s fully vested retirement benefit is 40 percent of his final average salary and his benefits vest four percent for each year of his service with us, up to 40 percent after 10 years of service, with pro rata interim additions for each full two-week pay period in a partial year of service. Mr. Kitchen is eligible for early retirement under his SERP Agreement, and if he had retired on October 31, 2007, he would have been entitled to receive 11.7 percent of his final average salary, or approximately $51,592 per year, for life. Assuming that his final average salary was equal to his 2007 fiscal year base salary, the estimated annual benefit that would be payable at normal retirement at age 65 to Mr. Kitchen is $153,157 per year. The annual death benefit assuming a date of death of October 31, 2007 would be $44,503.
          In connection with our entering into an employment agreement with Mr. Crawford on February 20, 2007, we also entered into a SERP Agreement with Mr. Crawford pursuant to which he will be entitled upon his retirement to receive annually a percentage of his final average salary of 10 percent after three years of service increasing to 15 percent after four years of services and then ratably to a maximum of 40 percent after 10 years of service. The material terms of Mr. Crawford’s SERP Agreement are essentially the same as the terms of Mr. Kitchen’s SERP Agreement, except for the vesting schedule. Mr. Crawford is not currently entitled to a retirement or death benefit under his agreement. Assuming that his final average salary was equal to his 2007 fiscal year base salary, the estimated annual benefit that would be payable to Mr. Crawford at age 65 is $138,462 per year.
          Messrs. Crawford and Kitchen’s SERP Agreements provide a minimum retirement benefit equal to 20% of final average salary upon a termination following a change of control, which is discussed below under the heading “Potential Payments Upon Termination or Change of Control.”

Nonqualified Deferred Compensation
          The following table describes the contributions, earnings and balance at the end of fiscal 2007 for each of the Named Executive Officers under our Deferred Compensation Plan.
Nonqualified Deferred Compensation for Fiscal 2007

	Executive	Company	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	FY 2007	FY 2007(1)	FY 2007(2)	Distributions	October 31, 2007
Name	($)	($)	($)	($)	($)
Thomas J. Crawford(3)	—	—	—	—	—
Thomas M. Kitchen	$117,199	$19,466	$9,788	—	$177,109
Brent F. Heffron	52,068	10,144	56,512	—	717,009
G. Kenneth Stephens, Jr.	63,745	12,392	28,911	—	384,153
Lawrence B. Hawkins	—	1,596	4,155	—	52,382

(1)	All amounts reported in this column are also included in the column titled “All Other Compensation” in the Summary Compensation Table.

(2)	Of the amounts reported in this column, the following amounts are also included in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table: Mr. Crawford $0, Mr. Kitchen $3,351, Mr. Heffron $19,345, Mr. Stephens $9,897 and Mr. Hawkins $1,422.

(3)	The entry date for the Deferred Compensation Plan is January 1st of any plan year. Mr. Crawford joined our Company as President and Chief Executive Officer on March 31, 2007 and therefore was not eligible to participate in the Deferred Compensation Plan until January 1, 2008.
          We have a qualified defined contribution retirement plan commonly known as a 401(k) plan in which substantially all employees may participate. We also have a nonqualified key employee defined contribution supplemental retirement plan, the Deferred Compensation Plan, which provides some of our highly compensated employees the opportunity to accumulate deferred compensation that cannot be accumulated under our 401(k) plan due to limitations imposed by tax laws. The amounts in the table above relate to our Deferred Compensation Plan. The Deferred Compensation Plan is unfunded.
          Under the Deferred Compensation Plan, participants may contribute up to 15 percent of their earnings. We credit to the participant a matching contribution at the same rate as the matching contribution we provide to our 401(k) plan participants, currently, 50 percent of the first 5 percent of the aggregate participant contribution. In addition, if we make a discretionary contribution to our 401(k) plan participants, we provide a discretionary contribution to our Deferred Compensation Plan participants at the same rate. Participants’ elective contributions are fully vested. Company matching and discretionary contributions vest in the same manner as those accounts under the 401(k) plan, which currently provides for full vesting after three years of service. Account balances are credited with interest at the rate of our weighted average cost of capital.
          A participant or his or her beneficiary is entitled to receive amounts vested under the Deferred Compensation Plan in the event of termination of employment, retirement, disability or death. In addition, upon a change of control, the participant accounts become fully vested and payable unless the participant has elected to defer payment. Distributions are made in cash in a lump sum or in installments as selected by the participant. Participants may apply to receive distributions in the case of an unforeseeable emergency and may withdraw vested pre-2005 contributions and earnings subject to a 10 percent penalty.
          If their employment had terminated on October 31, 2007 (including due to retirement, disability or death), and assuming each had elected a lump sum distribution, Messrs. Heffron, Stephens and Hawkins would have been entitled to receive $717,009, $384,153 and $52,382, respectively. Messrs. Crawford and Kitchen, who have not met the vesting requirement for employer contributions as of October 31, 2007 would have received $0 and $151,424, respectively, which represents the sum of each executive officer’s contributions and any earnings on those contributions. Amounts payable under the Deferred Compensation Plan upon a change of control are described below under the heading “Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change of Control
          The following table sets forth the amounts that would have been payable to each of our Named Executive Officers under the various scenarios for termination of employment or a change of control of the Company had such scenarios occurred on October 31, 2007. The amounts presented in the table are in addition to amounts each Named Executive Officer earned or accrued prior to termination, such as balances under our Deferred Compensation Plan, accrued retirement benefits under the SERP or a SERP Agreement, previously vested options and restricted stock and accrued vacation. For information about these previously earned and accrued amounts, see “Outstanding Equity Awards at Fiscal Year-End,” “Pension Benefits,” and “Nonqualified Deferred Compensation” above.

		Equity
		with		Additional Retirement
		Accelerated		Plan
		Vesting(1)		Benefits
					Deferred
	Severance	Restricted	Stock	SERP and SERP	Compensation
	Pay	Stock	Options	Agreements	Plan	Total
Name	($)	($)	($)	($)	($)	($)
Thomas J. Crawford
Death	—	—	—	—	—	—
Disability	—	—	—	—	—	—
Involuntary Termination (Without Cause or With Good Reason)	$600,000	—	—	—	—	$600,000
Termination Following Change-of- Control	1,200,000	—	—	—	—	1,200,000
Change-of-Control	—	$3,083,800	$363,600	$1,630,597	—	5,077,997

Thomas M. Kitchen
Death	—	—	—	—	$25,685	25,685
Disability	—	—	—	—	25,685	25,685
Involuntary Termination (Without Cause or With Good Reason)	400,000	—	—	—	—	400,000
Termination Following Change-of- Control	800,000	—	—	—	—	800,000
Change-of-Control	—	1,673,415	508,678	568,907	25,685	2,776,685

Brent F. Heffron
Death	—	—	—	—	—	—
Disability	—	—	—	—	—	—
Involuntary Termination (Without Cause or With Good Reason)	—	—	—	—	—	—
Termination Following Change-of- Control	—	—	—	—	—	—
Change-of-Control	—	241,706	284,515	144,742	—	670,963

G. Kenneth Stephens, Jr.
Death	—	—	—	—	—	—
Disability	—	—	—	—	—	—
Involuntary Termination (Without Cause or With Good Reason)	—	—	—	—	—	—
Termination Following Change-of- Control	—	—	—	—	—	—
Change-of-Control	—	241,706	284,515	42,591	—	568,812

Equity
		with		Additional Retirement
		Accelerated		Plan
		Vesting(1)		Benefits
Deferred
	Severance	Restricted	Stock	SERP and SERP	Compensation
	Pay	Stock	Options	Agreements	Plan	Total
Name	($)	($)	($)	($)	($)	($)
Lawrence B. Hawkins
Death	—	—	—	—	—	—
Disability	—	—	—	—	—	—
Involuntary Termination (Without Cause or With Good Reason)	—	—	—	—	—	—
Termination Following Change-of- Control	—	—	—	—	—	—
Change-of-Control	—	241,706	284,515	—	—	526,221

(1)	The value of restricted stock is based on the closing price of our common stock on October 31, 2007. The value of options is based upon the positive difference between the closing price of a share of our common stock on October 31, 2007 and the exercise price.
Payments Upon Termination
          Mr. Crawford has an employment agreement that provides for the terms of his employment through October 31, 2010. Pursuant to the agreement, if we terminate Mr. Crawford’s employment without “cause” as defined in the agreement, or he terminates his employment for “good reason” as defined in the agreement, we must pay him a single year’s base salary (currently $600,000) over a two-year period. The agreement provides that Mr. Crawford cannot compete with us for two years after termination of his employment, and his receipt of severance payments is conditioned upon his continued compliance with the noncompetition provisions of his agreement.
          Mr. Kitchen also has an employment agreement that provides for the terms of his employment through October 31, 2010. Pursuant to the agreement, if we terminate Mr. Kitchen’s employment without “cause” as defined in the agreement, or he terminates his employment for “good reason” as defined in the agreement, we must pay him a single year’s base salary (currently $400,000) over a two-year period. The agreement provides that Mr. Kitchen cannot compete with us for two years after termination of his employment, and his receipt of severance payments is conditioned upon his continued compliance with the noncompetition provisions of his agreement.
          For a discussion of payments under our SERP and SERP Agreements and Deferred Compensation Plan upon termination of employment, see the narrative under the tables “Pension Benefits” and “Nonqualified Deferred Compensation” above.
Payments Upon Change of Control
          All of our options and restricted stock issued to our Named Executive Officers become exercisable, and the restrictions lapse, upon a change of control.
          Pursuant to our Deferred Compensation Plan, any unvested amounts become fully vested upon a change of control. Because they have completed more than three years of service with us, Messrs. Heffron, Stephens and Hawkins are fully vested in the Deferred Compensation Plan.
          Each of Mr. Crawford’s and Mr. Kitchen’s SERP Agreement provides that if his employment terminates prior to such officer’s completion of five years of service and following a change of control, he will receive the same benefits he would have received if he had completed five years of service. In addition, we cannot terminate either Mr. Crawford’s or Mr. Kitchen’s SERP Agreement during the two-year period following a change of control. If either Mr. Crawford’s or Mr. Kitchen’s employment terminates during the two-year period following a change of control, he will receive as his only benefit under his SERP Agreement a lump sum payment six months after termination of employment that is actuarially equivalent to the retirement benefit to which he otherwise would have been entitled if he had completed five years of service. If a change of control had occurred on October 31, 2007, that amount would have been $1,630,597, with respect to Mr. Crawford, and $1,212,375, with respect to Mr. Kitchen.

          Each of Mr. Crawford’s and Mr. Kitchen’s employment agreement provides that if a change of control occurs before October 31, 2010, his employment term will continue through the second anniversary of the change of control or the remaining term of the employment agreement, whichever is longer, subject to earlier termination pursuant to the agreement. After a change of control and during the employment term, Mr. Crawford and Mr. Kitchen are entitled to substantially the same position in substantially the same location as prior to the change of control. In addition, each of Mr. Crawford and Mr. Kitchen are entitled to the salary and bonus opportunity provided in his employment agreement and to benefits provided to him prior to the change of control. Mr. Crawford’s current salary is $600,000 and maximum bonus is $960,000. Mr. Kitchen’s current salary is $400,000 and maximum bonus is $560,000.
          If, within two years of a change of control, we terminate Mr. Crawford’s or Mr. Kitchen’s employment without “cause” (as defined in the agreements) or either Mr. Crawford or Mr. Kitchen terminates his employment for “good reason” (as defined in the agreements), we must pay him in a lump sum amount equal to two times his annual base salary. “Good reason” includes the failure of the acquirer to provide either Mr. Crawford or Mr. Kitchen with substantially the same position after the change of control, and his position is not considered to be substantially the same after a change of control unless he holds an equivalent position with the ultimate parent company of the entity resulting from the transaction. If a change of control had occurred on October 31, 2007, Mr. Crawford and Mr. Kitchen would have been entitled to receive $1,200,000 and $800,000, respectively, under these provisions. The noncompetition provisions of Mr. Crawford’s and Mr. Kitchen’s employment agreements continue to apply after a change of control.
Item 15. Exhibits, Financial Statement Schedule
Item 15(a)(3) Exhibits
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2008.

STEWART ENTERPRISES, INC.
By:	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President, Chief Financial Officer and a Director