Form 10-Q
period 2008-04-30
STEWART ENTERPRISES INC
filed 2008-06-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2008, was 89,255,519 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

INDEX

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2008	2007
Revenues:
Funeral	$76,855	$73,333
Cemetery	59,964	63,695

	136,819	137,028

Costs and expenses:
Funeral	54,289	54,381
Cemetery	46,896	49,872

	101,185	104,253

Gross profit	35,634	32,775
Corporate general and administrative expenses	(7,803)	(7,744)
Hurricane related charges, net	(169)	(283)
Separation charges	—	(47)
Gains on dispositions and impairment (losses), net	(19)	(8)
Other operating income, net	104	884

Operating earnings	27,747	25,577
Interest expense	(6,093)	(6,295)
Investment and other income, net	357	567

Earnings from continuing operations before income taxes	22,011	19,849
Income taxes	8,071	6,033

Earnings from continuing operations	13,940	13,816

Discontinued operations:
Loss from discontinued operations before income taxes	—	(341)
Income tax benefit	—	(154)

Loss from discontinued operations	—	(187)

Net earnings	$13,940	$13,629

Basic earnings per common share:
Earnings from continuing operations	$.15	$.13
Earnings from discontinued operations	—	—

Net earnings	$.15	$.13

Diluted earnings per common share:
Earnings from continuing operations	$.15	$.13
Earnings from discontinued operations	—	—

Net earnings	$.15	$.13

Weighted average common shares outstanding (in thousands):
Basic	94,525	105,300

Diluted	94,635	105,540

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2008	2007
Revenues:
Funeral	$150,304	$145,496
Cemetery	116,788	123,378

	267,092	268,874

Costs and expenses:
Funeral	109,736	107,826
Cemetery	94,652	97,276

	204,388	205,102

Gross profit	62,704	63,772
Corporate general and administrative expenses	(16,038)	(14,786)
Hurricane related charges, net	(10)	(2,133)
Separation charges	—	(532)
Gains on dispositions and impairment (losses), net	128	90
Other operating income, net	346	1,151

Operating earnings	47,130	47,562
Interest expense	(11,981)	(13,052)
Investment and other income, net	1,077	1,617

Earnings from continuing operations before income taxes	36,226	36,127
Income taxes	13,401	10,338

Earnings from continuing operations	22,825	25,789

Discontinued operations:
Loss from discontinued operations before income taxes	—	(381)
Income tax benefit	—	(147)

Loss from discontinued operations	—	(234)

Net earnings	$22,825	$25,555

Basic earnings per common share:
Earnings from continuing operations	$.24	$.24
Earnings from discontinued operations	—	—

Net earnings	$.24	$.24

Diluted earnings per common share:
Earnings from continuing operations	$.24	$.24
Earnings from discontinued operations	—	—

Net earnings	$.24	$.24

Weighted average common shares outstanding (in thousands):
Basic	95,667	105,097

Diluted	95,838	105,248

Dividends declared per common share	$.05	$.05

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$35,252	$71,545
Marketable securities	10,025	262
Receivables, net of allowances	64,344	60,615
Inventories	36,860	36,061
Prepaid expenses	10,285	6,355
Deferred income taxes, net	8,283	8,621
Total current assets	165,049	183,459
Receivables due beyond one year, net of allowances	81,264	83,608
Preneed funeral receivables and trust investments	471,519	515,053
Preneed cemetery receivables and trust investments	234,531	255,679
Goodwill	273,188	273,286
Cemetery property, at cost	378,359	374,800
Property and equipment, at cost:
Land	43,767	43,767
Buildings	314,940	310,968
Equipment and other	171,806	164,246

	530,513	518,981
Less accumulated depreciation	224,984	213,063

Net property and equipment	305,529	305,918
Deferred income taxes, net	193,933	192,859
Cemetery perpetual care trust investments	223,547	236,503
Other assets	17,929	17,809

Total assets	$2,344,848	$2,438,974

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2008	2007
Current liabilities:
Current maturities of long-term debt	$66	$198
Accounts payable	26,331	26,606
Accrued payroll and other benefits	13,621	16,316
Accrued insurance	22,601	21,252
Accrued interest	5,537	5,576
Other current liabilities	15,374	17,958
Income taxes payable	3,955	4,177

Total current liabilities	87,485	92,083
Long-term debt, less current maturities	450,097	450,115
Deferred preneed funeral revenue	251,179	256,603
Deferred preneed cemetery revenue	284,263	284,507
Non-controlling interest in funeral and cemetery trusts	624,037	683,052
Other long-term liabilities	19,152	13,869

Total liabilities	1,716,213	1,780,229

Commitments and contingencies
Non-controlling interest in perpetual care trusts	221,804	235,427

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 90,262,993 and 94,865,387 shares at April 30, 2008 and October 31, 2007, respectively	90,263	94,865
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2008 and October 31, 2007; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	549,991	583,789
Accumulated deficit	(237,032)	(258,902)
Accumulated other comprehensive income:
Unrealized appreciation of investments	54	11

Total accumulated other comprehensive income	54	11

Total shareholders’ equity	406,831	423,318

Total liabilities and shareholders’ equity	$2,344,848	$2,438,974

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation of	Shareholders’
	Stock(1)	Capital	Deficit	Investments	Equity
Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

Comprehensive income:
Net earnings	—	—	22,825	—	22,825

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($26)	—	—	—	43	43

Total other comprehensive income	—	—	—	43	43

Total comprehensive income	—	—	22,825	43	22,868

Cumulative effect of adoption of FIN 48	—	—	(955)	—	(955)
Restricted stock activity	25	199	—	—	224
Issuance of common stock	146	941	—	—	1,087
Stock options exercised	227	1,066	—	—	1,293
Share-based compensation	—	950	—	—	950
Tax benefit associated with stock options exercised	—	127	—	—	127
Purchase and retirement of common stock	(5,000)	(32,320)	—	—	(37,320)
Dividends ($.05 per share)	—	(4,761)	—	—	(4,761)

Balance April 30, 2008	$93,818	$549,991	$(237,032)	$54	$406,831

(1)	Amount includes 90,263 and 94,865 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2008 and October 31, 2007, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$22,825	$25,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(128)	265
Depreciation and amortization	13,985	13,268
Provision for doubtful accounts	3,638	3,401
Share-based compensation	950	691
Excess tax benefits from share-based payment arrangements	(165)	(37)
Provision (benefit) for deferred income taxes	2,594	(3,138)
Other	1,118	806
Changes in assets and liabilities:
(Increase) decrease in receivables	(5,706)	9,106
Increase in prepaid expenses	(3,933)	(4,281)
(Increase) decrease in inventories and cemetery property	(4,368)	103
Decrease in accounts payable and accrued expenses	(1,644)	(8,561)
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	6,654	(1,470)
Decrease in deferred preneed funeral revenue	(5,070)	(6,132)
Increase (decrease) in funeral non-controlling interest	(4,814)	2,790
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	3,101	(2,956)
Decrease in deferred preneed cemetery revenue	(244)	(5,575)
Increase in cemetery non-controlling interest	453	8,550
Increase (decrease) in other	(849)	146

Net cash provided by operating activities	28,397	32,531

Cash flows from investing activities:
Proceeds from sales of marketable securities	10,219	—
Purchases of marketable securities	(19,897)	(141)
Proceeds from sale of assets, net	338	1,635
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	(2,805)
Insurance proceeds related to hurricane damaged properties	—	1,400
Additions to property and equipment	(13,385)	(13,605)
Other	21	35

Net cash used in investing activities	(24,082)	(13,481)

Cash flows from financing activities:
Repayments of long-term debt	(150)	(13,561)
Issuance of common stock	1,458	2,414
Purchase and retirement of common stock	(37,320)	—
Dividends	(4,761)	(5,265)
Excess tax benefits from share-based payment arrangements	165	37

Net cash used in financing activities	(40,608)	(16,375)

Net increase (decrease) in cash	(36,293)	2,675
Cash and cash equivalents, beginning of period	71,545	43,870

Cash and cash equivalents, end of period	$35,252	$46,545

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$10,697	$5,632
Interest	$11,437	$13,246

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$922	$1,028
Issuance of restricted stock, net of forfeitures	$236	$2,931
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2008, the Company owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of April 30, 2008, and for the three and six months ended April 30, 2008 and 2007, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”).
     The October 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2007 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2007 Form 10-K.
     The results of operations for the three and six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2008.
     (d) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2007 Form 10-K.
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements in the Company’s 2007 Form 10-K. Net earnings for the three months ended April 30, 2008 and 2007 include $473 and $373, respectively, of share-based compensation costs. Net earnings for the six months ended April 30, 2008 and 2007 include $950 and $691, respectively, of share-based compensation costs all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of April 30, 2008, there was $3,411 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.73 years of which $1,801 of total share-based compensation is expected for fiscal year 2008. The expense related to restricted stock is reflected in earnings and amounted to $180 and $79 for the three months ended April 30, 2008 and 2007,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
respectively, and $370 and $147 for the six months ended April 30, 2008 and 2007, respectively.
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
     The table below presents all stock options and restricted stock granted to employees during the six months ended April 30, 2008:

		Weighted
	Number	Average
	of Shares	Exercise Price
Grant Type	Granted	per Share	Vesting Period	Vesting Condition
Stock Options	384,750	$8.18	Equal one-fourth portions over 4 years	Service condition

Stock Options	135,000	$8.47	Equal one-third portions over 3 years	Market condition

Restricted Stock	45,000	$8.47	Equal one-third portions over 3 years	Performance condition
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the service based stock options granted during the six months ended April 30, 2008: expected dividend yield of 1.2 percent; expected volatility of 37.9 percent; risk-free interest rate of 3.6 percent; and an expected term of 7.0 years. The Company also issued stock options in the first quarter of fiscal year 2008 with market conditions based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records this expense over the requisite service period. The fair value of the Company’s market based stock options is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions for the market based stock options granted during the six months ended April 30, 2008: expected dividend yield of 1.2 percent; expected volatility of 31.5 percent; risk-free interest rate of 3.4 percent; and an expected term of 2.9 years.
     (f) Reclassifications
     Certain reclassifications have been made to the 2007 condensed consolidated statements of earnings and cash flows in order for these periods to be comparable. Businesses sold in fiscal year 2007 that met the criteria for discontinued operations have been classified as discontinued operations for all periods presented. These reclassifications had no effect on net earnings or operating cash flows.
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
and transition. This interpretation was adopted by the Company on November 1, 2007. The Company has reviewed its income tax positions and identified certain tax deductions or revenue deferrals that are not certain. As a result of the adoption, the Company recognized a charge of $955 to the November 1, 2007 accumulated deficit balance. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $3,615 of which $551, if recognized, would affect the effective tax rate. Also, as of the adoption date, we had accrued interest and penalties related to the unrecognized tax benefits of $733. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     The Company’s federal income tax returns for fiscal years 2002 through 2004 are currently being examined by the Internal Revenue Service. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2002.
     During the six months ended April 30, 2008, we recognized an additional $105 in potential interest associated with uncertain tax positions. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.
Other, not yet adopted
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which corresponds to the Company’s fiscal year beginning November 1, 2008. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R))” (“SFAS No. 141R”). SFAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. This statement will apply to any future business combinations as of that date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect this statement to have any impact on its consolidated financial statements.
     In May 2008, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued. FSP No. APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of FSP No. APB 14-1 will have on its consolidated financial statements, but expects to record higher interest expense related to its senior convertible notes beginning in fiscal year 2010.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Companies,” applies to financial guarantee insurance contracts issued by insurance enterprises. It addresses the recognition and measurement of premium revenue and claim liabilities, as well as requiring expanded disclosures about the contracts. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. However, for disclosures about an insurance enterprise’s risk-management activities, the statement will be effective during the first period beginning after the statement’s issuance. The Company is currently evaluating the impact the adoption of SFAS No. 163 will have on its consolidated financial statements.

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
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. An allowance for cancellations is estimated based on historical experience. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheet at April 30, 2008 and October 31, 2007 are as follows:

	April 30, 2008	October 31, 2007
Trust assets	$436,207	$477,335
Receivables from customers	46,241	48,488

	482,448	525,823
Allowance for cancellations	(10,929)	(10,770)

Preneed funeral receivables and trust investments	$471,519	$515,053

     The cost and market values associated with preneed funeral merchandise and services trust assets as of April 30, 2008 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $85,302 as of April 30, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $29,127 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)

	April 30, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$36,344	$—	$—	$36,344
U.S. Government, agencies and municipalities	18,445	494	(1)	18,938
Corporate bonds	58,636	752	(2,226)	57,162
Preferred stocks	66,848	175	(5,998)	61,025
Common stocks	205,777	21,237	(19,170)	207,844
Mutual funds	34,410	939	(1,732)	33,617
Insurance contracts and other long- term investments	19,951	87	—	20,038

Trust investments	$440,411	$23,684	$(29,127)	434,968

Market value as a percentage of cost					98.8%

Accrued investment income				1,239

Trust assets				$436,207

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2008
Due in one year or less	$2,343
Due in one to five years	37,148
Due in five to ten years	36,349
Thereafter	260

$76,100

     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Purchases	$2,470	$48,497	$8,856	$82,086
Sales	3,154	43,547	12,774	77,418
Realized gains on sales	612	3,148	1,738	5,762
Realized losses on sales	(98)	(529)	(311)	(920)
Impairment losses on other than temporarily impaired trust assets	(6,901)	—	(11,262)	(371)
Deposits	7,589	8,696	15,982	16,114
Withdrawals	12,209	11,576	24,137	22,806
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
      Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. An allowance for cancellations is estimated based on historical experience. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheet as of April 30, 2008 and October 31, 2007 are as follows:

	April 30, 2008	October 31, 2007
Trust assets	$197,804	$215,541
Receivables from customers	42,417	46,906

	240,221	262,447
Allowance for cancellations	(5,690)	(6,768)

Preneed cemetery receivables and trust investments	$234,531	$255,679

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2008 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $46,545 as of April 30, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $14,528 related to trust investments are temporary in nature.

	April 30, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,806	$—	$—	$16,806
U.S. Government, agencies and municipalities	14,608	695	—	15,303
Corporate bonds	12,192	237	(354)	12,075
Preferred stocks	25,645	36	(2,800)	22,881
Common stocks	101,544	9,360	(8,752)	102,152
Mutual funds	30,262	231	(2,622)	27,871
Insurance contracts and other long- term investments	238	—	—	238

Trust investments	$201,295	$10,559	$(14,528)	197,326

Market value as a percentage of cost					98.0%

Accrued investment income				478

Trust assets				$197,804

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2008
Due in one year or less	$2,079
Due in one to five years	16,356
Due in five to ten years	8,748
Thereafter	195

$27,378

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
      Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Purchases	$3,720	$87,315	$6,631	$144,337
Sales	4,118	87,954	6,658	138,807
Realized gains on sales	706	3,581	1,073	6,738
Realized losses on sales	(167)	(62)	(196)	(173)
Impairment losses on other than temporarily impaired trust assets	(3,616)	—	(5,919)	(545)
Deposits	4,192	4,482	8,396	8,929
Withdrawals	6,044	5,267	10,556	9,404
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5)	Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,814 and $2,480 for the three months ended April 30, 2008 and 2007, respectively, and $5,406 and $4,825 for the six months ended April 30, 2008 and 2007, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of April 30, 2008 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $35,508 as of April 30, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $15,619 related to trust investments are temporary in nature.

	April 30, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$9,416	$—	$—	$9,416
U.S. Government, agencies and municipalities	11,587	413	(48)	11,952
Corporate bonds	46,300	1,230	(836)	46,694
Preferred stocks	66,279	228	(5,460)	61,047
Common stocks	80,759	11,284	(8,911)	83,132
Mutual funds	9,576	492	(363)	9,705
Insurance contracts and other long-term investments	677	82	(1)	758

Trust investments	$224,594	$13,729	$(15,619)	222,704

Market value as a percentage of cost					99.2%

Accrued investment income				843

Trust assets				$223,547

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
       The estimated maturities and market values of debt securities included above are as follows:

April 30, 2008
Due in one year or less	$1,277
Due in one to five years	32,372
Due in five to ten years	24,385
Thereafter	612

$58,646

     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Purchases	$16,647	$12,899	$30,264	$32,766
Sales	12,935	10,247	25,058	32,773
Realized gains on sales	1,795	1,022	3,047	2,387
Realized losses on sales	(7)	(63)	(7)	(290)
Impairment losses on other than temporarily impaired trust assets	(1,393)	(446)	(3,545)	(770)
Deposits	1,988	2,050	3,961	3,913
Withdrawals	2,187	2,273	5,001	5,421
     During the three months ended April 30, 2008 and 2007, cemetery revenues were $59,964 and $63,695, respectively, of which $2,335 and $2,429, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2008 and 2007, cemetery revenues were $116,788 and $123,378, respectively, of which $4,590 and $4,954, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at April 30, 2008 are as follows:

	Non-controlling Interest			Non-controlling
	Preneed	Preneed		Interest in Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$436,207	$197,804	$634,011	$223,547
Less:
Pending withdrawals	(9,457)	(4,134)	(13,591)	(2,606)
Pending deposits	2,222	1,395	3,617	863

Non-controlling interest	$428,972	$195,065	$624,037	$221,804

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2008 and 2007 are detailed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts—(Continued)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Non-controlling interest:
Realized gains	$3,113	$7,751	$5,858	$14,887
Realized losses	(272)	(654)	(514)	(1,383)
Impairment losses on other than temporarily impaired trust assets	(11,910)	(446)	(20,726)	(1,686)
Interest income, dividend and other ordinary income	7,321	7,388	15,381	13,234
Trust expenses and income taxes	(3,070)	(2,909)	(5,741)	(5,436)

Net trust investment income	(4,818)	11,130	(5,742)	19,616
Non-controlling interest in funeral and cemetery trust investment income	7,138	(8,898)	8,958	(15,065)
Non-controlling interest in perpetual care trust investment income	(2,320)	(2,232)	(3,216)	(4,551)

Total non-controlling interest	—	—	—	—
Investment and other income, net (1)	357	567	1,077	1,617

Total investment and other income, net	$357	$567	$1,077	$1,617

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(7)	Commitments and Contingencies
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
     In Re: State Attorney General Civil Investigative Demands - On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. Subsequently, the Attorneys General for the States of Florida and Connecticut issued a similar civil investigative demand to the Company. The Company has entered into arrangements allowing the Maryland and Florida Attorneys General to share in information provided by the Company with the attorneys general of certain other states. The Company has provided documents and information to the attorneys general, and they have not sought any additional documents or information since 2006. The Company will continue to cooperate with the attorneys general in their investigation if it is called upon to do so.
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
Other
     From time to time, unrecorded preneed contracts are presented to the Company relating to contracts sold prior to the Company acquiring certain businesses. Using historical trends, the Company has recorded an estimated liability for these potential commitments of approximately $7 million.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
Three Months Ended April 30, 2008	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$13,940
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$13,940	94,525	$.15

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		110

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$13,940	94,635	$.15

	Earnings	Shares	Per Share
Three Months Ended April 30, 2007	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$13,816
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$13,816	105,300	$.13

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		240

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$13,816	105,540	$.13

	Earnings	Shares	Per Share
Six Months Ended April 30, 2008	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$22,825
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$22,825	95,667	$.24

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		171

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$22,825	95,838	$.24

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
Six Months Ended April 30, 2007	(Numerator)	(Denominator)	Data
Earnings from continuing operations	$25,789
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$25,789	105,097	$.24

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		151

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$25,789	105,248	$.24

     Options to purchase 1,113,147 and 754,078 shares of common stock at prices ranging from $5.84 to $8.24 per share were antidilutive during the three and six months ended April 30, 2008, respectively. These options expire between December 20, 2011 and March 14, 2015. For the three and six months ended April 30, 2008, 675,000 market based stock options and 405,000 market and performance based shares of restricted stock were not dilutive. For the three and six months ended April 30, 2008, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for the three and six months ended April 30, 2008 was less than the conversion price of the senior convertible notes and strike price of the warrants.
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
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2008, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)	Segment Data—(Continued)

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Eastern Division	$31,399	$31,066	$32,993	$38,428	$64,392	$69,494
Western Division	40,487	37,281	24,565	22,883	65,052	60,164
Corporate Trust Management (2)	4,969	4,986	2,406	2,384	7,375	7,370

Total	$76,855	$73,333	$59,964	$63,695	$136,819	$137,028

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Eastern Division	$61,882	$61,387	$65,163	$74,176	$127,045	$135,563
Western Division	78,917	74,780	46,926	44,527	125,843	119,307
Corporate Trust Management (2)	9,505	9,329	4,699	4,675	14,204	14,004

Total	$150,304	$145,496	$116,788	$123,378	$267,092	$268,874

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Eastern Division	$6,957	$6,437	$4,336	$6,734	$11,293	$13,171
Western Division	10,843	7,695	6,567	4,850	17,410	12,545
Corporate Trust Management (2)	4,766	4,820	2,165	2,239	6,931	7,059

Total	$22,566	$18,952	$13,068	$13,823	$35,634	$32,775

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Eastern Division	$12,296	$12,319	$7,625	$12,846	$19,921	$25,165
Western Division	19,207	16,348	10,328	8,870	29,535	25,218
Corporate Trust Management (2)	9,065	9,003	4,183	4,386	13,248	13,389

Total	$40,568	$37,670	$22,136	$26,102	$62,704	$63,772

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise
	and Service Sales (3)		and Service Sales (3)		and Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Eastern Division	$10,859	$12,389	$9,959	$9,716	$20,818	$22,105
Western Division	14,187	16,618	4,376	4,016	18,563	20,634

Total	$25,046	$29,007	$14,335	$13,732	$39,381	$42,739

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)	Segment Data—(Continued)

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise and
	and Service Sales (3)		and Service Sales (3)		Service Sales (3)
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Eastern Division	$20,212	$22,433	$18,188	$19,322	$38,400	$41,755
Western Division	26,747	28,589	8,137	7,981	34,884	36,570

Total	$46,959	$51,022	$26,325	$27,303	$73,284	$78,325

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,814 and $2,480 for the three months ended April 30, 2008 and 2007, respectively, and $5,406 and $4,825 for the six months ended April 30, 2008 and 2007, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2008 and 2007 were $1,315 and $1,459, respectively, and funeral trust earnings for the three months ended April 30, 2008 and 2007 were $3,654 and $3,527, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2008 and 2007 were $1,291 and $1,323, respectively, and cemetery trust earnings for the three months ended April 30, 2008 and 2007 were $1,115 and $1,061, respectively. Trust management fees included in funeral revenue for the six months ended April 30, 2008 and 2007 were $2,693 and $2,928, respectively, and funeral trust earnings for the six months ended April 30, 2008 and 2007 were $6,812 and $6,401, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2008 and 2007 were $2,590 and $2,638, respectively, and cemetery trust earnings for the six months ended April 30, 2008 and 2007 were $2,109 and $2,037, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations. These sales are deferred and are recorded as revenue in the period the services are performed or the merchandise is delivered.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and six months ended April 30, 2008 and 2007 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Gross profit for reportable segments	$35,634	$32,775	$62,704	$63,772
Corporate general and administrative expenses	(7,803)	(7,744)	(16,038)	(14,786)
Hurricane related charges, net	(169)	(283)	(10)	(2,133)
Separation charges	—	(47)	—	(532)
Gains on dispositions and impairment (losses), net	(19)	(8)	128	90
Other operating income, net	104	884	346	1,151
Interest expense	(6,093)	(6,295)	(11,981)	(13,052)
Investment and other income, net	357	567	1,077	1,617

Earnings from continuing operations before income taxes	$22,011	$19,849	$36,226	$36,127

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)	Supplementary Information
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2008 and 2007.

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Service revenue
Funeral	$47,965	$44,526	$93,408	$88,369
Cemetery	17,207	16,786	32,865	32,270

	65,172	61,312	126,273	120,639

Merchandise revenue
Funeral	26,939	26,708	52,927	52,941
Cemetery	38,868	42,845	76,074	82,930

	65,807	69,553	129,001	135,871

Other revenue
Funeral	1,951	2,099	3,969	4,186
Cemetery	3,889	4,064	7,849	8,178

	5,840	6,163	11,818	12,364

Total revenue	$136,819	$137,028	$267,092	$268,874

Service costs
Funeral	$15,252	$14,633	$30,581	$29,016
Cemetery	10,413	10,769	20,527	21,032

	25,665	25,402	51,108	50,048

Merchandise costs
Funeral	15,899	16,970	31,973	32,247
Cemetery	22,292	25,372	46,203	49,044

	38,191	42,342	78,176	81,291

General and administrative expenses
Funeral	23,138	22,778	47,182	46,563
Cemetery	14,191	13,731	27,922	27,200

	37,329	36,509	75,104	73,763

Total costs	$101,185	$104,253	$204,388	$205,102

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
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of April 30, 2008 and October 31, 2007 and for the three and six months ended April 30, 2008 and 2007, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the

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
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$71,050	$535	$5,270	$—	$76,855
Cemetery	—	54,087	896	4,981	—	59,964

	—	125,137	1,431	10,251	—	136,819

Costs and expenses:
Funeral	—	50,549	325	3,415	—	54,289
Cemetery	—	42,444	671	3,781	—	46,896

	—	92,993	996	7,196	—	101,185

Gross profit	—	32,144	435	3,055	—	35,634
Corporate general and administrative expenses	(7,803)	—	—	—	—	(7,803)
Hurricane related charges, net	(377)	37	171	—	—	(169)
Gains on dispositions and impairment (losses), net	—	(19)	—	—	—	(19)
Other operating income, net	36	9	1	58	—	104

Operating earnings (loss)	(8,144)	32,171	607	3,113	—	27,747
Interest expense	(1,033)	(4,528)	(44)	(488)	—	(6,093)
Investment and other income, net	349	8	—	—	—	357
Equity in subsidiaries	21,479	294	—	—	(21,773)	—

Earnings from continuing operations before income taxes	12,651	27,945	563	2,625	(21,773)	22,011
Income tax expense (benefit)	(1,289)	8,494	121	745	—	8,071

Net earnings	13,940	19,451	442	1,880	(21,773)	13,940
Other comprehensive loss, net	(27)	—	—	(6)	6	(27)

Comprehensive income	$13,913	$19,451	$442	$1,874	$(21,767)	$13,913

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,770	$408	$5,155	$—	$73,333
Cemetery	—	57,323	803	5,569	—	63,695

	—	125,093	1,211	10,724	—	137,028

Costs and expenses:
Funeral	—	51,036	269	3,076	—	54,381
Cemetery	—	45,489	662	3,721	—	49,872

	—	96,525	931	6,797	—	104,253

Gross profit	—	28,568	280	3,927	—	32,775
Corporate general and administrative expenses	(7,744)	—	—	—	—	(7,744)
Hurricane related charges, net	—	(279)	(4)	—	—	(283)
Separation charges	—	(47)	—	—	—	(47)
Gains on dispositions and impairment (losses), net	—	(8)	—	—	—	(8)
Other operating income, net	247	571	1	65	—	884

Operating earnings (loss)	(7,497)	28,805	277	3,992	—	25,577
Interest expense	(1,824)	(3,879)	(58)	(534)	—	(6,295)
Investment and other income, net	550	13	—	4	—	567
Equity in subsidiaries	21,440	157	—	—	(21,597)	—

Earnings from continuing operations before income taxes	12,669	25,096	219	3,462	(21,597)	19,849
Income tax expense (benefit)	(960)	6,000	83	910	—	6,033

Earnings from continuing operations	13,629	19,096	136	2,552	(21,597)	13,816
Discontinued operations:
Loss from discontinued operations before income taxes	—	(341)	—	—	—	(341)
Income tax benefit	—	(154)	—	—	—	(154)

Loss from discontinued operations	—	(187)	—	—	—	(187)

Net earnings	13,629	18,909	136	2,552	(21,597)	13,629
Other comprehensive income (loss), net	(130)	—	—	5	(5)	(130)

Comprehensive income	$13,499	$18,909	$136	$2,557	$(21,602)	$13,499

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$139,097	$1,029	$10,178	$—	$150,304
Cemetery	—	105,159	1,723	9,906	—	116,788

	—	244,256	2,752	20,084	—	267,092

Costs and expenses:
Funeral	—	102,322	633	6,781	—	109,736
Cemetery	—	85,339	1,457	7,856	—	94,652

	—	187,661	2,090	14,637	—	204,388

Gross profit	—	56,595	662	5,447	—	62,704
Corporate general and administrative expenses	(16,038)	—	—	—	—	(16,038)
Hurricane related charges, net	(377)	37	330	—	—	(10)
Gains on dispositions and impairment (losses), net	—	128	—	—	—	128
Other operating income, net	57	168	1	120	—	346

Operating earnings (loss)	(16,358)	56,928	993	5,567	—	47,130
Interest expense	(1,733)	(9,047)	(73)	(1,128)	—	(11,981)
Investment and other income, net	1,051	21	—	5	—	1,077
Equity in subsidiaries	37,805	492	—	—	(38,297)	—

Earnings from continuing operations before income taxes	20,765	48,394	920	4,444	(38,297)	36,226
Income tax expense (benefit)	(2,060)	14,044	204	1,213	—	13,401

Net earnings	22,825	34,350	716	3,231	(38,297)	22,825
Other comprehensive income, net	43	—	—	21	(21)	43

Comprehensive income	$22,868	$34,350	$716	$3,252	$(38,318)	$22,868

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$134,558	$775	$10,163	$—	$145,496
Cemetery	—	110,877	1,519	10,982	—	123,378

	—	245,435	2,294	21,145	—	268,874

Costs and expenses:
Funeral	—	101,062	506	6,258	—	107,826
Cemetery	—	88,060	1,233	7,983	—	97,276

	—	189,122	1,739	14,241	—	205,102

Gross profit	—	56,313	555	6,904	—	63,772
Corporate general and administrative expenses	(14,786)	—	—	—	—	(14,786)
Hurricane related charges, net	(3)	(835)	(1,295)	—	—	(2,133)
Separation charges	(384)	(148)	—	—	—	(532)
Gains on dispositions and impairment (losses), net	—	90	—	—	—	90
Other operating income, net	277	735	1	138	—	1,151

Operating earnings (loss)	(14,896)	56,155	(739)	7,042	—	47,562
Interest expense	(3,581)	(8,269)	(116)	(1,086)	—	(13,052)
Investment and other income, net	1,586	26	—	5	—	1,617
Equity in subsidiaries	40,416	248	—	—	(40,664)	—

Earnings (loss) from continuing operations before income taxes	23,525	48,160	(855)	5,961	(40,664)	36,127
Income tax expense (benefit)	(2,030)	10,720	(319)	1,967	—	10,338

Earnings (loss) from continuing operations	25,555	37,440	(536)	3,994	(40,664)	25,789
Discontinued operations:
Loss from discontinued operations before income taxes	—	(381)	—	—	—	(381)
Income tax benefit	—	(147)	—	—	—	(147)

Loss from discontinued operations	—	(234)	—	—	—	(234)

Net earnings (loss)	25,555	37,206	(536)	3,994	(40,664)	25,555
Other comprehensive income, net	3	—	—	3	(3)	3

Comprehensive income (loss)	$25,558	$37,206	$(536)	$3,997	$(40,667)	$25,558

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	April 30, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,521	$6,504	$40	$2,187	$—	$35,252
Marketable securities	9,977	—	—	48	—	10,025
Receivables, net of allowances	4,175	54,683	707	4,779	—	64,344
Inventories	328	33,731	314	2,487	—	36,860
Prepaid expenses	1,316	7,596	32	1,341	—	10,285
Deferred income taxes, net	1,001	5,901	86	1,295	—	8,283

Total current assets	43,318	108,415	1,179	12,137	—	165,049
Receivables due beyond one year, net of allowances	10,358	53,901	378	16,627	—	81,264
Preneed funeral receivables and trust investments	—	461,081	—	10,438	—	471,519
Preneed cemetery receivables and trust investments	—	224,509	1,161	8,861	—	234,531
Goodwill	—	253,353	48	19,787	—	273,188
Cemetery property, at cost	—	341,323	11,561	25,475	—	378,359
Property and equipment, at cost	47,010	444,129	1,829	37,545	—	530,513
Less accumulated depreciation	28,818	181,980	740	13,446	—	224,984

Net property and equipment	18,192	262,149	1,089	24,099	—	305,529
Deferred income taxes, net	30,105	158,178	—	9,012	(3,362)	193,933
Cemetery perpetual care trust investments	—	211,567	8,077	3,903	—	223,547
Other assets	10,244	6,589	16	1,080	—	17,929
Intercompany receivables	871,478	—	—	—	(871,478)	—
Equity in subsidiaries	24,600	7,318	—	—	(31,918)	—

Total assets	$1,008,295	$2,088,383	$23,509	$131,419	$(906,758)	$2,344,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$66	$—	$—	$—	$—	$66
Accounts payable	2,026	22,647	216	1,442	—	26,331
Accrued expenses and other current liabilities	16,113	42,337	13	2,625	—	61,088

Total current liabilities	18,205	64,984	229	4,067	—	87,485
Long-term debt, less current maturities	450,097	—	—	—	—	450,097
Deferred income taxes	—	—	3,362	—	(3,362)	—
Intercompany payables	—	848,540	4,091	18,847	(871,478)	—
Deferred preneed funeral revenue	—	206,042	—	45,137	—	251,179
Deferred preneed cemetery revenue	—	256,679	428	27,156	—	284,263
Non-controlling interest in funeral and cemetery trusts	—	616,329	1,080	6,628	—	624,037
Other long-term liabilities	16,224	2,928	—	—	—	19,152
Negative equity in subsidiaries	116,938	—	—	—	(116,938)	—

Total liabilities	601,464	1,995,502	9,190	101,835	(991,778)	1,716,213

Non-controlling interest in perpetual care trusts	—	209,819	8,081	3,904	—	221,804

Common stock	93,818	102	324	52	(478)	93,818
Other	312,959	(117,040)	5,914	25,596	85,530	312,959
Accumulated other comprehensive income	54	—	—	32	(32)	54

Total shareholders’ equity	406,831	(116,938)	6,238	25,680	85,020	406,831

Total liabilities and shareholders’ equity	$1,008,295	$2,088,383	$23,509	$131,419	$(906,758)	$2,344,848

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,202	$6,685	$36	$1,622	$—	$71,545
Marketable securities	—	—	—	262	—	262
Receivables, net of allowances	4,054	51,619	103	4,839	—	60,615
Inventories	368	32,765	328	2,600	—	36,061
Prepaid expenses	950	4,306	3	1,096	—	6,355
Deferred income taxes, net	1,334	5,785	78	1,424	—	8,621

Total current assets	69,908	101,160	548	11,843	—	183,459
Receivables due beyond one year, net of allowances	10,358	53,926	928	18,396	—	83,608
Preneed funeral receivables and trust investments	—	504,534	—	10,519	—	515,053
Preneed cemetery receivables and trust investments	—	245,056	1,199	9,424	—	255,679
Goodwill	—	253,451	48	19,787	—	273,286
Cemetery property, at cost	—	338,274	11,408	25,118	—	374,800
Property and equipment, at cost	43,395	436,588	1,699	37,299	—	518,981
Less accumulated depreciation	26,701	172,924	663	12,775	—	213,063

Net property and equipment	16,694	263,664	1,036	24,524	—	305,918
Deferred income taxes, net	29,238	156,254	—	9,913	(2,546)	192,859
Cemetery perpetual care trust investments.	—	224,182	8,322	3,999	—	236,503
Other assets	9,664	7,039	16	1,090	—	17,809
Intercompany receivables	897,546	—	—	—	(897,546)	—
Equity in subsidiaries	21,124	6,826	—	—	(27,950)	—

Total assets	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$—	$—	$—	$—	$198
Accounts payable	2,196	21,284	1,075	2,051	—	26,606
Accrued expenses and other current liabilities	16,654	45,934	—	2,691	—	65,279

Total current liabilities	19,048	67,218	1,075	4,742	—	92,083
Long-term debt, less current maturities	450,115	—	—	—	—	450,115
Deferred income tax	—	—	2,546	—	(2,546)	—
Intercompany payables	—	869,802	4,419	23,325	(897,546)	—
Deferred preneed funeral revenue	—	212,166	—	44,437	—	256,603
Deferred preneed cemetery revenue	—	255,266	515	28,726	—	284,507
Non-controlling interest in funeral and cemetery trusts	—	674,977	1,119	6,956	—	683,052
Other long-term liabilities	11,717	2,152	—	—	—	13,869
Negative equity in subsidiaries	150,334	—	—	—	(150,334)	—

Total liabilities	631,214	2,081,581	9,674	108,186	(1,050,426)	1,780,229

Non-controlling interest in perpetual care trusts	—	223,119	8,309	3,999	—	235,427

Common stock	98,420	102	324	52	(478)	98,420
Other	324,887	(150,436)	5,198	22,365	122,873	324,887
Accumulated other comprehensive income	11	—	—	11	(11)	11

Total shareholders’ equity	423,318	(150,334)	5,522	22,428	122,384	423,318

Total liabilities and shareholders’ equity	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8,124)	$30,484	$748	$5,289	$—	$28,397

Cash flows from investing activities:
Proceeds from sales of marketable securities	9,969	—	—	250	—	10,219
Purchases of marketable securities	(19,894)	—	—	(3)	—	(19,897)
Proceeds from sale of assets, net	—	338	—	—	—	338
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(3,668)	(8,808)	(416)	(493)	—	(13,385)
Other	—	21	—	—	—	21

Net cash used in investing activities	(14,971)	(8,449)	(416)	(246)	—	(24,082)

Cash flows from financing activities:
Repayments of long-term debt	(150)	—	—	—	—	(150)
Intercompany receivables (payables)	27,022	(22,216)	(328)	(4,478)	—	—
Issuance of common stock	1,458	—	—	—	—	1,458
Purchase and retirement of common stock	(37,320)	—	—	—	—	(37,320)
Dividends	(4,761)	—	—	—	—	(4,761)
Excess tax benefits from share-based payment arrangements	165	—	—	—	—	165

Net cash used in financing activities	(13,586)	(22,216)	(328)	(4,478)	—	(40,608)

Net increase (decrease) in cash	(36,681)	(181)	4	565	—	(36,293)
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$26,521	$6,504	$40	$2,187	$—	$35,252

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(719)	$27,181	$(1,191)	$7,260	$—	$32,531

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(141)	—	(141)
Proceeds from sale of assets, net	—	1,635	—	—	—	1,635
Purchase of subsidiaries and other investments, net of cash acquired	—	(2,805)	—	—	—	(2,805)
Insurance proceeds related to hurricane damaged properties	—	1,310	90	—	—	1,400
Additions to property and equipment	(3,688)	(9,281)	(105)	(531)	—	(13,605)
Other	—	35	—	—	—	35

Net cash used in investing activities	(3,688)	(9,106)	(15)	(672)	—	(13,481)

Cash flows from financing activities:
Repayments of long-term debt	(13,561)	—	—	—	—	(13,561)
Intercompany receivables (payables)	25,825	(20,106)	1,186	(6,905)	—	—
Issuance of common stock	2,414	—	—	—	—	2,414
Dividends	(5,265)	—	—	—	—	(5,265)
Excess tax benefits from share-based payment arrangements	37	—	—	—	—	37

Net cash provided by (used in) financing activities	9,450	(20,106)	1,186	(6,905)	—	(16,375)

Net increase (decrease) in cash	5,043	(2,031)	(20)	(317)	—	2,675
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$44,163	$1,223	$17	$1,142	$—	$46,545

(12)	Dispositions and Acquisitions
Dispositions
     The Company recorded net gains on dispositions and impairment losses for continuing operations of ($19) and $128 for the three and six months ended April 30, 2008, respectively. For the three and six months ended April 30, 2007, net gains on dispositions and impairment losses amounted to ($8) and $90, respectively, for continuing operations and ($273) and ($355), respectively, for discontinued operations. The Company sold one immaterial funeral home from the Western Division funeral segment in the first half of fiscal year 2008. The change in goodwill from October 31, 2007 to April 30, 2008 is a result of this sale.
Acquisitions
     During the six months ended April 30, 2008, the Company acquired an investment in an outside business for approximately $1,378. In the first quarter of fiscal year 2007, the Company acquired a new funeral home in its Eastern Division for approximately $2,800. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. Its results of operations have been included since the acquisition date. The excess purchase price over the fair value of net assets acquired for this funeral home was allocated to goodwill.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13)	Separation Charges
     The Company recorded $350 for separation pay in the first half of 2007 related to the retirement of a former executive officer, but will make the payments over a two-year period in accordance with the terms of the retirement agreement. As of April 30, 2008, the Company has $382 in remaining payments under all executive officer separation agreements. The Company also recorded approximately $182 in the first half of 2007 primarily related to the reorganization of its divisions during fiscal year 2005. Reorganization costs in 2007 primarily relate to a lease agreement for which the Company is committed through 2009. In the third quarter of 2007, the Company entered into a sublease of this property; however, this sublease does not cover the full cost of the original lease.
(14)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and six months ended April 30, 2008 and 2007 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net earnings	$13,940	$13,629	$22,825	$25,555
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $17, $79, ($26), and ($2), respectively	(27)	(130)	43	3
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	3,934	415	(53,613)	15,244
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	(3,934)	(415)	53,613	(15,244)

Total other comprehensive income (loss)	(27)	(130)	43	3

Total comprehensive income	$13,913	$13,499	$22,868	$25,558

(15)	Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. Net expenses of $169 and $283 for the three months ended April 30, 2008 and 2007, respectively, and $10 and $2,133 for the six months ended April 30, 2008 and 2007, respectively, are reflected in the “Hurricane related charges, net” line in the condensed consolidated statements of earnings. The Company received $10,000 in hurricane related insurance proceeds including $3,169 in business interruption insurance proceeds during the first quarter of 2007, all of which was recorded in receivables as of October 31, 2006. No additional insurance proceeds were recorded in the first half of fiscal years 2008 or 2007. For additional information on the effects of Hurricane Katrina on the Company, see Note 22 to the consolidated financial statements in the Company’s 2007 Form 10-K.
     The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. In 2007, the carriers advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Hurricane Related Charges-(Continued)
Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds. A trial date has been set in Federal Court on December 1, 2008. With the exception of any legal costs related to this suit, the Company does not anticipate any additional charges related to Hurricane Katrina.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of May 31, 2008, we owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, insurance commissions and finance charges. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”).
     Our focus for fiscal year 2008 is our “Best in Class” initiative, which aims to improve performance at the individual locations by giving all managers the same key metrics by which they can measure their performance and by providing tools to facilitate the sharing of best practices by key metric. We also seek to strengthen our performance-oriented company culture and to refocus management’s time and attention on improving field operations. The goal of our “Best in Class” initiative is to generate a higher return on assets and to grow profits and cash flow at our existing funeral homes and cemeteries. For additional information, see Item 1 in our 2007 Form 10-K.
     Our results can be affected by the number of deaths in our markets. The number of deaths in the United States is expected to increase at a steady, moderate pace over the long-term; however, the number can fluctuate from market to market and period to period. Although we have experienced a decline in funeral service volume for several years, our funeral service volumes have increased 2.6 percent thus far in fiscal year 2008. For additional information, see Item 1 in our 2007 Form 10-K. We are addressing funeral service volumes through our “Best in Class” initiative and enhanced sales and marketing efforts for both at-need and preneed sales.
     Families have been showing an increasing preference for cremation. This trend has been a significant concern for traditional funeral home and cemetery operators like us because cremations have typically included few, if any, additional products or services other than the cremation itself, and can result in lower revenue and profits than traditional services. For additional information, see Item 1 in our 2007 Form 10-K. To address this trend, we have increased our efforts to market full service funerals and cremations. Our other efforts to increase our funeral and cemetery revenue include our funeral package pricing and our emphasis on customization. For additional information, see Item 1 in our 2007 Form 10-K. We are also increasing our focus on expanding the types of death care products and services we offer our customers. For the six months ended April 30, 2008, we achieved a 1.8 percent increase in our average revenue per traditional funeral service and a 1.8 percent increase in our average revenue per cremation service.
     Current economic conditions are beginning to impact our ability to timely close preneed sales. Through the first six months of 2008, preneed cemetery property sales, net of discounts, declined 5.4 percent, which decreases our cemetery revenue. In addition, preneed funeral and cemetery service and merchandise sales decreased 5.4 percent for the six-month period which does not impact current revenue but reduces our backlog and could reduce our future revenues. Current economic conditions could also decrease prices at-need customers are willing to pay, but we have not seen this trend occur through the first six months of 2008 as our overall funeral average revenue increased 1.6 percent.
     In addition, the cost of certain commodities, particularly copper, which represents a large component of our bronze markers sold in our cemetery business, has increased significantly. In the first quarter of 2008, we were impacted by escalating merchandise and energy costs. We have taken steps to counter this impact, and we are beginning to see the positive effects in the second quarter of 2008. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to continue to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
     Recent changes in the financial markets have not had a significant adverse effect on our current results of operations or cash flows, although declines in the values of investments in our trust and escrow accounts have reduced their carrying value on our condensed consolidated balance sheet. Prolonged market downturns can affect the returns on our trusts and escrow accounts, which can adversely affect our revenue and profits over the longer term. For additional information, see Items 1 and 1A in our 2007 Form 10-K. The contracts our trusts relate to are long-term in nature, and we can manage the portfolio to mitigate the effects we are currently experiencing. It is more significant to focus on annual returns over a longer period of time which will present a better picture of our portfolio. Our five year total annual returns including the second quarter of 2008 were 6.8 percent for the funeral and cemetery merchandise trusts and 5.8 percent for the cemetery perpetual care trust.
Financial Summary
     For the second quarter of fiscal year 2008, net earnings increased $0.2 million to $13.9 million from $13.7 million for the second quarter of fiscal year 2007. Earnings from continuing operations for the quarter increased $0.1 million to $13.9 million from $13.8 million for the corresponding period in the prior year. Offsetting the overall earnings increase is an increase in income tax expense of $2.0 million in the second quarter of 2008 due primarily to a $1.5 million tax benefit in the second quarter of 2007 related to the utilization of a capital loss carryforward.
     Revenue from continuing operations decreased $0.2 million to $136.8 million for the quarter ended April 30, 2008. Funeral revenue from continuing operations increased $3.5 million from $73.3 million in the second quarter of 2007 to $76.8 million in the second quarter of 2008. During the second quarter of 2008, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.6 percent and an increase in average revenue per cremation service of 3.2 percent due primarily to the continued refinement of new funeral packages and pricing. These increases along with a quarter-over-quarter increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.3 percent. We also experienced a 2.9 percent increase in same-store funeral services performed. Cemetery revenue from continuing operations decreased $3.7 million from $63.7 million for the quarter ended April 30, 2007 to $60.0 million for the quarter ended April 30, 2008. This decrease is due primarily to a $4.3 million decrease in construction on various cemetery projects. Consolidated gross profit increased $2.9 million to $35.6 million primarily due to a $3.6 million increase in funeral gross profit.
     Interest expense for the quarter-to-date period decreased $0.2 million to $6.1 million for the second quarter of 2008 due to a 201 basis point decrease in the average rate primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007, partially offset by an increase in interest due on federal, state and other tax liabilities. Our weighted average diluted shares outstanding decreased to 94.6 million shares for the quarter ended April 30, 2008 compared to 105.5 million shares for the same period of 2007. The decrease is yielding a positive impact on earnings per share.
     For the second quarter of fiscal year 2008, we had a 13.7 percent decrease in net preneed funeral sales and a 4.3 percent decrease in cemetery property sales, net of discounts, compared to the same period of last year due in part to current economic conditions.
     For the first half of fiscal year 2008, net earnings decreased $2.8 million to $22.8 million from $25.6 million for the same period of fiscal year 2007. Earnings from continuing operations for the first half of fiscal year 2008 decreased $3.0 million to $22.8 million from $25.8 million for the corresponding period in the prior year. The earnings decrease is due primarily to an increase in income tax expense of $3.1 million due to a $3.4 million tax benefit in the first six months of 2007 related to the utilization of a capital loss carryforward.
     Revenue from continuing operations decreased $1.8 million to $267.1 million for the six months ended April 30, 2008. Funeral revenue from continuing operations increased $4.8 million from $145.5 million in the first half of 2007 to $150.3 million in the first half of 2008. During the six months ended April 30, 2008, our same-store funeral operations achieved an increase in average revenue per traditional funeral service of 1.8 percent and an increase in average revenue per cremation service of 1.8 percent due primarily to the continued refinement of new funeral packages and pricing. These increases were offset by a shift in mix to lower-priced cremation services resulting in an overall increase in our same-store average revenue per funeral service, including trust earnings, of 1.6 percent. We also experienced an increase in same-store funeral services performed of 2.6 percent. Cemetery revenue from continuing operations decreased $6.6 million from $123.4 million for the six months ended April 30, 2007 to $116.8 million for the six months ended April 30, 2008. This decrease is due primarily to a $5.8 million decrease in construction on various cemetery projects and a $2.9 million, or 5.4 percent, decrease in cemetery property sales, net of discounts. Consolidated gross profit decreased $1.1 million to $62.7 million primarily due to a $4.0 million decrease in cemetery gross profit, partially offset by a $2.9 million increase in funeral gross profit, due primarily to the changes in funeral and cemetery revenue discussed above.
     Corporate general and administrative expenses increased $1.2 million to $16.0 million for the first half of 2008. This increase was primarily due to a $1.2 million increase in information technology costs due in part to the implementation of the new business systems and a web development project in the current year and a $0.8 million increase in costs related to the continuous improvement initiative that began in the first quarter of fiscal year 2008. The increases are partially offset by a $0.6 million decrease in depreciation expense for the first half of 2008 due to the accelerated depreciation of our current computer software systems associated with the implementation of the new business systems in the prior year. We incurred less than $0.1 million in hurricane related charges in the first half of fiscal year 2008; however, we recorded a $2.1 million hurricane related charge for the same period in 2007. Interest expense for the period decreased $1.1 million to $12.0 million for the first half of 2008 due to a 205 basis point decrease in the average rate primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007, partially offset by an increase in interest due on federal, state and other tax liabilities. Our weighted average diluted shares outstanding decreased to 95.8 million shares for the six months ended April 30, 2008 compared to 105.2 million shares for the same period of 2007. The decrease is yielding a positive impact on earnings per share.
     For the six months ended April 30, 2008, we had an 8.0 percent decrease in net preneed funeral sales and a 5.4 percent decrease in cemetery property sales, net of discounts, compared to the same period of last year due in part to current economic conditions.
     Cash flow provided by operating activities for the first half of 2008 was $28.4 million compared to $32.5 million for the same period of last year. We paid $5.6 million in net tax payments in the first half of 2007 compared to net tax payments of $10.7 million in the first half of 2008. The increase in tax payments in the first half of 2008 is primarily due to a $3.4 million tax payment reduction resulting from the utilization of a capital loss carryforward, coupled with a $2.9 million tax refund, in the first half of 2007. In addition, in the first six months of 2007, we had $4.9 million, net, in cash inflows related to Hurricane Katrina, of which $3.2 million related to business interruption insurance proceeds. In the first six months of 2008, we had cash outflows of $0.4 million related to Hurricane Katrina.
     For the six months ended April 30, 2008, we made $37.2 million in stock repurchases under our current stock repurchase program.
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
     There have been no changes to our critical accounting policies since the filing of our 2007 Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards Statement No. 109” (“FIN 48”) during the first quarter of fiscal year 2008.
     FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain. As a result of the adoption, we recognized a charge of $1.0 million to the November 1, 2007 accumulated deficit balance. As of the adoption date, we had unrecognized tax benefits of $3.6 million of which $0.6 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, we had accrued interest and penalties related to the unrecognized tax benefits of $0.7 million. Our policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     Our federal income tax returns for fiscal years 2002 through 2004 are currently being examined by the Internal Revenue Service. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years before 2002. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.
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
Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007—Continuing Operations
Funeral Operations

	Three Months Ended April 30,
			Increase
	2008	2007	(Decrease)
	(In millions)
Funeral Revenue:
Eastern Division	$31.4	$31.1	$.3
Western Division	40.4	37.2	3.2
Corporate Trust Management (1)	5.0	5.0	—

Total Funeral Revenue	$76.8	$73.3	$3.5

Funeral Costs:
Eastern Division	$24.4	$24.6	$(.2)
Western Division	29.6	29.6	—
Corporate Trust Management (1)	.3	.2	.1

Total Funeral Costs	$54.3	$54.4	$(.1)

Funeral Gross Profit:
Eastern Division	$7.0	$6.5	$.5
Western Division	10.8	7.6	3.2
Corporate Trust Management (1)	4.7	4.8	(.1)

Total Funeral Gross Profit	$22.5	$18.9	$3.6

Same-Store Analysis

	Change in Average			Same-Store
	Revenue Per		Change in Same-Store	Cremation Rate
	Funeral Service		Funeral Services	2008	2007
Eastern Division	1.7%		(.4)%	35.2%	34.7%
Western Division	5.0%		5.5%	43.1%	42.2%
Total	3.3	% (1)	2.9%	39.9%	38.9%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2008 and 2007 were $1.3 million and $1.5 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented, not in the Eastern or Western divisions’ average revenue per funeral service. Funeral trust earnings for the three months ended April 30, 2008 and 2007 were $3.7 million and $3.5 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue from continuing operations increased $3.5 million, or 4.8 percent, from $73.3 million in the second quarter of 2007 to $76.8 million in the second quarter of 2008. During the second quarter of 2008, our same-store funeral operations achieved a 2.9 percent, or 448 event increase in funeral services performed, to 15,806 events due in part to an increase in the number of deaths. In addition, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.6 percent and an increase in average revenue per cremation service of 3.2 percent due primarily to the continued refinement of new funeral packages and pricing. These increases along with a quarter-over-quarter increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.3 percent. The cremation rate for our same-store operations was 39.9 percent for the three months ended April 30, 2008 compared to 38.9 percent for the corresponding period in 2007.
     Funeral gross profit increased $3.6 million to $22.5 million for the second quarter of 2008 compared to $18.9 million for the same period of 2007. This increase is primarily due to the $3.5 million increase in funeral revenue, as discussed above, and a $0.1 million decrease in funeral expenses primarily due to decreased property, casualty and general liability insurance. These variances resulted in a 350 basis point increase in funeral gross profit margin to 29.3 percent for the second quarter of 2008 from 25.8 percent for the same period of 2007.
Segment Discussion—Funeral
     Funeral revenue in the Eastern division funeral segment increased $0.3 million primarily due to an increase in the average revenue per funeral service in our same-store operations of 1.7 percent, partially offset by a decrease in the number of funeral services performed by our same-store operations of 0.4 percent. Funeral revenue in the Western division funeral segment increased $3.2 million primarily due to a 5.5 percent increase in the number of funeral services performed by same-store operations and a 5.0 percent increase in the average revenue per funeral service in our same-store operations due primarily to the implementation of new funeral packages and pricing. Funeral revenue in the corporate trust management segment was $5.0 million in each quarter.
     Funeral gross profit for the Eastern division funeral segment increased $0.5 million primarily due to an increase in revenue, as discussed above, and a decrease in expenses. The decrease in expenses is primarily due to a decrease in property, casualty and general liability insurance. Funeral gross profit for the Western division funeral segment increased $3.2 million primarily due to an increase in revenue, as discussed above, coupled with a decrease in property, casualty and general liability insurance and a decrease in preneed selling costs. As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division.
Cemetery Operations

	Three Months Ended April 30,
			Increase
	2008	2007	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$33.0	$38.4	$(5.4)
Western Division	24.6	22.9	1.7
Corporate Trust Management (1)	2.4	2.4	—

Total Cemetery Revenue	$60.0	$63.7	$(3.7)

Cemetery Costs:
Eastern Division	$28.7	$31.7	$(3.0)
Western Division	18.0	18.0	—
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$46.9	$49.9	$(3.0)

Cemetery Gross Profit:
Eastern Division	$4.3	$6.7	$(2.4)
Western Division	6.6	4.9	1.7
Corporate Trust Management (1)	2.2	2.2	—

Total Cemetery Gross Profit	$13.1	$13.8	$(.7)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for both the three months ended April 30, 2008 and 2007 were $1.3 million, and cemetery trust earnings for both the three months ended April 30, 2008 and 2007 were $1.1 million. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations—Cemetery
     Cemetery revenue from continuing operations decreased $3.7 million, or 5.8 percent, from $63.7 million for the quarter ended April 30, 2007 to $60.0 million for the quarter ended April 30, 2008. This decrease is primarily due to a $4.3 million decrease in construction on various cemetery projects. Last year we experienced growth in the second quarter due to focused efforts to reduce the production backlog in existing cemetery projects. The strong results of the cemetery operations during fiscal 2007 make comparisons of our results for the current quarter difficult. We also experienced a $1.2 million, or 4.3 percent, decrease in property sales, net of discounts, due in part to current economic conditions. The decreases were partially offset by a $1.1 million, or 4.9 percent, increase in cemetery merchandise delivered and services performed.
     Perpetual care trust earnings for the quarter ended April 30, 2008 amounted to $2.8 million compared to $2.5 million for the same period in 2007.
     Cemetery gross profit decreased $0.7 million to $13.1 million for the second quarter of 2008 compared to $13.8 million for the same period of 2007. However, cemetery gross profit margin increased by 10 basis points to 21.8 percent for the second quarter of 2008 from 21.7 percent for the same period of 2007. The decrease in gross profit is due primarily to the $3.7 million decrease in cemetery revenue, as discussed above, offset by a $3.0 million decrease in expenses. The decrease in cemetery expenses is primarily due to a decrease in construction costs on various cemetery projects.
Segment Discussion—Cemetery
     Cemetery revenue in the Eastern division cemetery segment decreased $5.4 million primarily due to a $4.3 million decrease in construction on various cemetery projects. Cemetery revenue in the Western division cemetery segment increased $1.7 million primarily due to a $1.0 million increase in cemetery commission income related to a new program to manage the cemetery sales of the Archdiocese of Los Angeles and a $0.5 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third-party. Cemetery revenue in the corporate trust management segment was $2.4 million in each quarter.
     Cemetery gross profit for the Eastern division cemetery segment decreased $2.4 million due to the decrease in cemetery revenue, as discussed above, partially offset by a decrease in expenses. The decrease in cemetery expenses is primarily due to a decrease in costs on construction on various cemetery projects. Cemetery gross profit for the Western division cemetery segment increased $1.7 million primarily due to an increase in revenue as discussed above.
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
     While the current economic downturn has negatively impacted cemetery property sales in our Eastern division in the quarter ended April 30, 2008, a triggering event requiring an impairment assessment did not occur. However, if economic conditions and current performance in the Eastern division do not improve, a triggering event could occur in the future, and we therefore may be required to perform an interim goodwill impairment test, and an impairment charge could result. As of April 30, 2008, we have $26.0 million of cemetery goodwill recorded related to the Eastern division which would be the maximum potential charge, although the amount of any charge would depend on the results of the fair value assessment required under SFAS No. 142, “Goodwill and Other Intangible Assets,” and cannot be predicted with any certainty at this time.
Other
     The effective tax rate for continuing operations for the three months ended April 30, 2008 was 36.7 percent compared to 30.4 percent for the same period in 2007. The reduced rate in 2007 was primarily due to a tax benefit of $1.5 million resulting from the utilization of a capital loss carryforward. The effective tax rate for the three months ended April 30, 2007 exclusive of the tax benefit would have been 38.0 percent, which is more comparable to the tax rate for the three months ended April 30, 2008 and higher than the statutory tax rate of 35.0 percent. The difference between the effective tax rate and the statutory tax rate is primarily due to a percentage increase caused by state income taxes offset by a percentage decrease caused by a dividend exclusion.
     Interest expense decreased $0.2 million to $6.1 million for the second quarter of 2008 due to a 201 basis point decrease in the average rate during the quarter primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007. The senior convertible notes carry an average interest rate of 3.25 percent. The decrease was partially offset by an increase in interest due on federal, state and other tax liabilities. In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), was issued. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented. We are currently evaluating the impact the adoption of FSP No. APB 14-1 will have on our consolidated financial statements, but expect to record higher interest expense related to our senior convertible notes beginning in fiscal year 2010. For additional information, see Note 2 to our condensed consolidated financial statements included herein.
     Other operating income, net decreased $0.8 million to $0.1 million for the quarter ended April 30, 2008 primarily due to the sale of excess cemetery property and proceeds related to the sale of an investment during the quarter ended April 30, 2007.
     Investment and other income, net decreased $0.2 million to $0.4 million due primarily to a decrease in the average rate earned on our cash balances from 4.72 percent in the second quarter of 2007 to 1.52 percent in the second quarter of 2008.
     Our weighted average diluted shares outstanding decreased to 94.6 million shares for the quarter ended April 30, 2008 compared to 105.5 million shares for the same period in 2007. The decrease is primarily due to our $50.0 million stock repurchase program in which we have repurchased $37.2 million, or 5.0 million shares, of our Class A common stock. In addition, we repurchased $64.2 million, or 7.7 million shares, of our Class A common stock in the third quarter of fiscal year 2007 in relation to the issuance of the $250.0 million senior convertible notes. The decrease in diluted shares outstanding is yielding a positive impact on earnings per share.
Preneed Sales into and Deliveries out of the Backlog
     Net preneed funeral sales decreased 13.7 percent during the second quarter of 2008 compared to the corresponding period in 2007 due in part to current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $45.0 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $20.0 million related to insurance-funded preneed funeral contracts) during the three months ended April 30, 2008 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $47.9 million (including $21.7 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $40.2 million for the three months ended April 30, 2008, compared to $38.5 million for the corresponding period in 2007, resulting in net additions to the backlog of $4.8 million and $9.4 million for the three months ended April 30, 2008 and 2007, respectively.

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007—Continuing Operations
Funeral Operations

	Six Months Ended April 30,
	2008	2007	Increase
		(In millions)
Funeral Revenue:
Eastern Division	$61.9	$61.4	$.5
Western Division	78.9	74.8	4.1
Corporate Trust Management (1)	9.5	9.3	.2

Total Funeral Revenue	$150.3	$145.5	$4.8

Funeral Costs:
Eastern Division	$49.6	$49.1	$.5
Western Division	59.7	58.4	1.3
Corporate Trust Management (1)	.4	.3	.1

Total Funeral Costs	$109.7	$107.8	$1.9

Funeral Gross Profit:
Eastern Division	$12.3	$12.3	$—
Western Division	19.2	16.4	2.8
Corporate Trust Management (1)	9.1	9.0	.1

Total Funeral Gross Profit	$40.6	$37.7	$2.9

Same-Store Analysis

	Change in Average
	Revenue Per		Change in Same-Store	Same –Store
	Funeral Service		Funeral Services	Cremation Rate
				2008	2007
Eastern Division	(.2)%		.7%	35.6%	34.5%
Western Division	3.3%		4.0%	43.2%	42.2%
Total	1.6	% (1)	2.6%	39.9%	38.9%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2008 and 2007 were $2.7 million and $2.9 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented, not in the Eastern or Western divisions’ average revenue per funeral service. Funeral trust earnings for the six months ended April 30, 2008 and 2007 were $6.8 million and $6.4 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue from continuing operations increased $4.8 million, or 3.3 percent, from $145.5 million for the six months ended April 30, 2007 to $150.3 million for the six months ended April 30, 2008. We achieved a 2.6 percent increase in same-store funeral operations performed, or 788 events, to 31,215 events due in part to an increase in the number of deaths. Our same-store funeral operations achieved a 1.8 percent increase in the average revenue per traditional funeral service and a 1.8 percent increase in the average revenue per cremation service due primarily to the continued refinement of new funeral packages and pricing. These increases were offset by a shift in mix to lower-priced cremation services resulting in an overall increase in our same-store average revenue per funeral service, including trust earnings, of 1.6 percent. The cremation rate for our same-store operations was 39.9 percent for the six months ended April 30, 2008 compared to 38.9 percent for the corresponding period in 2007.
     Funeral gross profit increased $2.9 million to $40.6 million for the first half of fiscal year 2008 compared to $37.7 million for the same period of fiscal year 2007 primarily due to the increase in revenue, as noted above. Funeral gross profit margin increased 110 basis points to 27.0 percent for the first half of fiscal year 2008 from 25.9 percent for the same period in 2007.
Segment Discussion—Funeral
     Funeral revenue in the Eastern division funeral segment increased $0.5 million primarily due to an increase in the number of funeral services performed by same-store operations of 0.7 percent, partially offset by a 0.2 percent decrease in average revenue per funeral service in same-store operations. Funeral revenue in the Western division funeral segment increased $4.1 million primarily due to a 4.0 percent increase in the number of funeral services performed by same-store operations and a 3.3 percent increase in the average revenue per funeral service in same-store operations. Funeral revenue in the corporate trust management segment increased $0.2 million primarily due to a $0.4 million increase in funeral trust earnings, partially offset by a $0.2 million decrease in trust management fees.
     Funeral gross profit for the Eastern division funeral segment was unchanged. Funeral gross profit for the Western division funeral segment increased $2.8 million primarily due to an increase in revenue, as discussed above, coupled with a decrease in property, casualty and general liability insurance and a decrease in preneed selling costs. As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division.
Cemetery Operations

	Six Months Ended April 30,
			Increase
	2008	2007	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$65.2	$74.2	$(9.0)
Western Division	46.9	44.5	2.4
Corporate Trust Management (1)	4.7	4.7	—

Total Cemetery Revenue	$116.8	$123.4	$(6.6)

Cemetery Costs:
Eastern Division	$57.6	$61.4	$(3.8)
Western Division	36.6	35.6	1.0
Corporate Trust Management (1)	.5	.3	.2

Total Cemetery Costs	$94.7	$97.3	$(2.6)

Cemetery Gross Profit:
Eastern Division	$7.6	$12.8	$(5.2)
Western Division	10.3	8.9	1.4
Corporate Trust Management (1)	4.2	4.4	(.2)

Total Cemetery Gross Profit	$22.1	$26.1	$(4.0)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for both the six months ended April 30, 2008 and 2007 were

$2.6 million, and cemetery trust earnings for both the six months ended April 30, 2008 and 2007 were $2.1 million. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations—Cemetery
     Cemetery revenue from continuing operations decreased $6.6 million, or 5.3 percent, from $123.4 million for the six month period ending April 30, 2007 to $116.8 million for the six month period ending April 30, 2008. The decrease is due primarily to a $5.8 million decrease in construction on various cemetery projects. Last year we experienced growth in the second quarter due to focused efforts to reduce the production backlog in existing cemetery projects. The strong results of the cemetery operations during fiscal 2007 make comparisons to the corresponding period in 2008 difficult. We also experienced a $2.9 million, or 5.4 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. The decreases were partially offset by a $1.7 million, or 3.9 percent, increase in cemetery merchandise delivered and services performed.
     Perpetual care trust earnings for the six months ended April 30, 2008 amounted to $5.4 million compared to $4.8 million for the six months ended April 30, 2007.
     Cemetery gross profit decreased $4.0 million from $26.1 million in the first half of fiscal year 2007 to $22.1 million in the first half of fiscal year 2008. Cemetery gross profit margin decreased 230 basis points to 18.9 percent in the first half of fiscal year 2008 from 21.2 percent in the first half of fiscal year 2007. The decrease in gross profit is primarily related to the decrease in cemetery revenue, as noted above.
Segment Discussion—Cemetery
     Cemetery revenue in the Eastern division cemetery segment decreased $9.0 million primarily due to a $5.9 million decrease in construction during the first half of fiscal year 2008 on various cemetery development projects and a $3.2 million, or 8.8 percent, decrease in cemetery property sales, net of discounts. Cemetery revenue in the Western division cemetery segment increased $2.4 million primarily due to a $1.0 million increase in cemetery commission income related to a new program to manage the cemetery sales of the Archdiocese of Los Angeles and a $1.0 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third-party. Cemetery revenue in the corporate trust management segment remained the same year-over-year.
     Cemetery gross profit for the Eastern division cemetery segment decreased $5.2 million due to the decrease in cemetery revenue, as discussed above, partially offset by a decrease in expenses. The decrease in cemetery expenses is primarily due to a decrease in costs on construction on various cemetery projects. Cemetery gross profit for the Western division cemetery segment increased $1.4 million primarily due to an increase in revenue, as discussed above.
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
     While the current economic downturn has negatively impacted cemetery property sales in our Eastern division in the quarter ended April 30, 2008, a triggering event requiring an impairment assessment did not occur. However, if economic conditions and current performance in the Eastern division do not improve, a triggering event could occur in the future, and we therefore may be required to perform an interim goodwill impairment test, and an impairment charge could result. As of April 30, 2008, we have $26.0 million of cemetery goodwill recorded related to the Eastern division which would be the maximum potential charge, although the amount of any charge would depend on the results of the fair value assessment required under SFAS No. 142, “Goodwill and Other Intangible Assets,” and cannot be predicted with any certainty at this time.

Other
     The effective tax rate for continuing operations for the six months ended April 30, 2008 was 37.0 percent compared to 28.6 percent for the same period in 2007. The reduced rate in 2007 was primarily due to a tax benefit of $3.4 million resulting from the utilization of a capital loss carryforward. The effective tax rate for the six months ended April 30, 2007 exclusive of this tax benefit would have been 38.0 percent, which is more comparable to the tax rate for the six months ended April 30, 2008 and higher than the statutory tax rate of 35.0 percent. The difference between the effective tax rate and the statutory rate is primarily due to a percentage increase caused by state income taxes offset by a percentage decrease caused by a dividend exclusion.
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
     Corporate general and administrative expenses increased $1.2 million to $16.0 million for the first six months of fiscal 2008. The increase was primarily due to a $1.2 million increase in information technology costs due in part to the implementation of the new business systems and a web development project in the current year and a $0.8 million increase in costs related to the continuous improvement initiative that began in the first quarter of 2008. The increases are partially offset by a $0.6 million decrease in depreciation expense for the six months ended April 30, 2008 due to the accelerated depreciation of our current computer software systems associated with the implementation of the new business systems in the prior year.
     We recorded $0.5 million in separation charges during the six months ended April 30, 2007 primarily related to separation pay of a former executive officer who retired in the first quarter of 2007.
     We incurred less than $0.1 million in hurricane related charges in the first six months of fiscal 2008; however, we recorded a hurricane related charge of $2.1 million for the same period in fiscal 2007. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. We are continuing to pursue remaining claims with our insurance carriers. For additional information, see Note 15 to the condensed consolidated financial statements included herein.
     Interest expense decreased $1.1 million to $12.0 million for the six months ended April 30, 2008 due to a 205 basis point decrease in the average rate primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007. The senior convertible notes carry an average interest rate of 3.25 percent. The decrease was partially offset by an increase in interest due on federal, state and other tax liabilities.
     Other operating income, net decreased $0.8 million to $0.3 million for the six months ended April 30, 2008. The decrease is primarily due to the sale of excess cemetery property and proceeds related to the sale of an investment during the six months ended April 30, 2007.
     Investment and other income, net decreased $0.5 million to $1.1 million due primarily to a decrease in the average rate earned on our cash balances from 4.64 percent in the first six months of fiscal year 2007 to 2.55 percent for the first six months of fiscal year 2008.
     Our weighted average diluted shares outstanding decreased to 95.8 million shares for the six months ended April 30, 2008 compared to 105.2 million shares for the same period in 2007. The decrease is primarily due to our $50.0 million stock repurchase program in which we have repurchased $37.2 million, or 5.0 million shares, of our Class A common stock. In addition, we repurchased $64.2 million, or 7.7 million shares, of our Class A common stock in the third quarter of fiscal year 2007 in relation to the issuance of the $250.0 million senior convertible notes. The decrease in diluted shares outstanding is yielding a positive impact on earnings per share.

     Cash and cash equivalents decreased $36.3 million from October 31, 2007 to April 30, 2008 primarily due to $37.2 million in stock repurchases that occurred under our current stock repurchase program. Marketable securities increased $9.8 million from October 31, 2007 to April 30, 2008 primarily due to treasury bill purchases during the first six months of 2008. Current receivables increased $3.7 million from October 31, 2007 to April 30, 2008 primarily due to a $1.3 million increase in receivables for insurance claims for general liability, automobile liability and workers compensation, a $1.0 million increase in at-need funeral receivables and a $1.0 million increase in cemetery installment receivables. Prepaid expenses increased $3.9 million from October 31, 2007 to April 30, 2008 primarily due to annual premiums paid in the first quarter of fiscal year 2008 for property, general liability and other insurance.
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
     Accrued payroll decreased $2.7 million from October 31, 2007 to April 30, 2008 due primarily to fiscal year 2007 annual bonuses paid in the first quarter of 2008. Other current liabilities decreased $2.6 million primarily due to a $2.1 million decrease in accrued property taxes, as approximately 80 percent of our property taxes are paid in the months of December and January each year. The increase in other long-term liabilities of $5.3 million from October 31, 2007 to April 30, 2008 was primarily due to a $4.4 million increase due to the adoption of FIN 48 in the first quarter of 2008.
Preneed Sales into and Deliveries out of the Backlog
     Net preneed funeral sales decreased 8.0 percent during the first half of fiscal year 2008 compared to the corresponding period in 2007 due in part to current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $83.9 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $36.8 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2008 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $88.8 million (including $37.7 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $77.2 million for the six months ended April 30, 2008, compared to $74.6 million for the corresponding period in 2007, resulting in net additions to the backlog of $6.7 million and $14.2 million for the six months ended April 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need and monies collected on preneed sales that are not required to be trusted. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $125.0 million revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance long-term debt becoming due in 2013 through 2016, as described below.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, repurchase stock, construct funeral homes on cemeteries of unaffiliated third parties and make acquisitions of or investments in death care or related businesses are attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure. We regularly review acquisition and other strategic opportunities, which may require us to draw on our revolving credit facility or pursue additional debt or equity financing.
     We have initiated discussions with members of our bank group regarding the renewal of the revolving credit facility which is set to expire in November 2009. As of April 30, 2008, there were no amounts drawn on our $125.0 million revolving credit facility. Our availability under the revolving credit facility, after giving consideration to $14.6 million in outstanding letters of credit and a $30.8 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trust funds in Florida, was $79.6 million as of April 30, 2008. Our $200.0 million senior notes are not redeemable until February 15, 2009 and mature on February 15, 2013. We also have $250.0 million in senior convertible notes, half of which mature in 2014 and the other half of which mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     We currently pay quarterly cash dividends of two and one-half cents per share on our Class A and B common stock, which amounted to $4.8 million for the six months ended April 30, 2008. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $50.0 million stock repurchase program approved by the Board of Directors in 2007, of which $4.1 million remains available as of June 9, 2008. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending upon market conditions and other factors.
Cash Flow
     Our operations provided cash of $28.4 million for the six months ended April 30, 2008, compared to $32.5 million for the corresponding period in 2007. We paid $5.6 million in net tax payments in the first half of 2007 compared to $10.7 million in net tax payments in the first half of 2008. The increase in tax payments for the six months ended April 30, 2008 is primarily due to a $3.4 million tax payment reduction resulting from the utilization of a capital loss carryforward, coupled with a $2.9 million tax refund, for the six months ended April 30, 2007. In addition, in the first half of 2007, we had $4.9 million, net, in cash inflows related to Hurricane Katrina, of which $3.2 million related to business interruption insurance proceeds. In the first half of 2008, we had cash outflows of $0.4 million related to Hurricane Katrina.
     Our investing activities resulted in a net cash outflow of $24.1 million for the six months ended April 30, 2008, compared to a net cash outflow of $13.5 million for the comparable period in 2007. The change is primarily due to net purchases of marketable securities of $9.7 million in the first half of 2008. For the six months ended April 30, 2008, capital expenditures amounted to $13.4 million, which included $7.2 million for maintenance capital expenditures, $0.4 million for growth initiatives, $2.9 million related to Hurricane Katrina and $2.9 million related to the implementation of new business systems. For the six months ended April 30, 2007, capital expenditures were $13.6 million, which included $7.1 million for maintenance capital expenditures, $1.3 million for growth initiatives, $1.9 million related to Hurricane Katrina and $3.3 million related to the implementation of new business systems. We also purchased a funeral home in the first half of fiscal year 2007 resulting in a net cash outflow of $2.8 million. In the six months ended April 30, 2008, there were no insurance proceeds related to hurricane damaged properties compared to $1.4 million in the same period in 2007.
     Our financing activities resulted in a net cash outflow of $40.6 million for the six months ended April 30, 2008, compared to a net cash outflow of $16.4 million for the comparable period in 2007. This change is primarily due to stock repurchases under our current stock repurchase plan in 2008 offset by decreased long-term debt payments. There were $37.3 million in cash outflows related to our current stock repurchase program in the first half of 2008, while there were no stock repurchases in the first half of 2007. Repayments of long-term debt amounted to $0.2 million for the first half of 2008 compared to $13.6 million in the first half of 2007.

Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2008.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$450.2	$.1	$—	$200.0	$250.1
Interest on long-term debt (2)	123.5	20.6	41.3	41.3	20.3
Operating and capital lease obligations (3)	30.1	2.3	7.2	3.7	16.9
Non-competition and other agreements (4)	1.9	.9	.7	.3	—

	$605.7	$23.9	$49.2	$245.3	$287.3

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2008.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. In the first quarter of 2008, we entered into a capital lease for equipment with a two-year term for approximately $0.4 million. Our future minimum lease payments as of April 30, 2008 are $2.3 million, $4.1 million, $3.1 million, $2.1 million, $1.6 million, and $16.9 million for the years ending October 31, 2008, 2009, 2010, 2011, 2012 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. This category also includes separation pay related to former executive officers.
     We have contingent obligations that include uncertain tax positions for which we are unable to make an estimate of the timing of future cash settlements at this time.
     As of April 30, 2008, our outstanding debt balance was $450.2 million, consisting of $250.0 million of senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.2 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2008.

Other,
Principally
Seller
	Revolving	Senior		Financing
Fiscal Year Ending	Credit	Convertible	Senior	of Acquired
October 31,	Facility	Notes	Notes	Operations	Total
2008	$—	$—	$—	$.1	$.1
2009	—	—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
Thereafter	—	250.0	200.0	.1	450.1

Total long-term debt	$—	$250.0	$200.0	$.2	$450.2

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of April 30, 2008 consist of the following items:

(1)	the $30.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 19 to the consolidated financial statements in our 2007 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2007 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Six Months Ended	Years Ended October 31,
April 30, 2008	2007	2006	2005	2004	2003
3.82 (1)	3.05 (2)	2.83 (3)	1.34 (4)(5)	1.97 (6)	1.07 (7)

(1)	Pretax earnings for the six months ended April 30, 2008 include gains on dispositions, net of impairment losses of $0.1 million.

(2)	Pretax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(3)	Pretax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption insurance proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to the July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.2) million.

(4)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on dispositions, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(5)	Excludes the cumulative effect of change in accounting principles.

(6)	Pretax earnings for fiscal year 2004 include charges of $3.4 million for severance and other costs related to the December 2003 workforce reductions and separation payments to a former executive officer and ($0.2) million in gains on dispositions, net of impairment losses.

(7)	Pretax earnings for fiscal year 2003 include a charge of $11.3 million for the loss on early extinguishment of debt in connection with redemption of the ROARS, a non-cash charge of $9.6 million for long-lived asset impairment and a charge of $2.5 million for separation payments to former executive officers.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2007. There have been no material changes in the Company’s market risk from that disclosed in our Form 10-K for the fiscal year ended October 31, 2007. For a discussion of market value as of April 30, 2008 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     Our 2007 Form 10-K described the risks associated with a proposed change in accounting for our senior convertible notes. In May 2008, the final version of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), was issued, and the new accounting rules will be effective for us beginning November 1, 2009 and must be applied retrospectively to all periods presented. We are currently evaluating the impact FSP No. APB 14-1 will have on our consolidated financial statements, but expect to record higher interest expense related to our senior convertible notes beginning in fiscal year 2010. Otherwise, there have been no material changes from the risk factors previously disclosed in the 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum
			shares	approximate dollar
			purchased as	value of shares that
	Total number	Average	part of publicly-	may yet be
	of shares	price paid	announced plans	purchased under the
Period	purchased	per share	or programs(1)	plans or programs
February 1, 2008 through February 29, 2008	381,151	$6.58	381,151	$24,767,028

March 1, 2008 through March 31, 2008	721,700	$6.17	721,700	$20,314,417

April 1, 2008 through April 30, 2008	1,142,900	$6.55	1,142,900	$12,830,384

Total	2,245,751	$6.43	2,245,751	$12,830,384

(1)	On September 19, 2007, we announced that our Board of Directors had authorized a new $25.0 million stock repurchase program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, we announced a $25.0 million increase in this program. As of June 9, 2008, we had repurchased 6.3 million shares for $45.9 million at an average price of $7.32 per share under this program.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 annual meeting of shareholders was held on April 3, 2008. All director nominees were elected. The voting tabulation was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Thomas J. Crawford	117,785,718	810,204
Thomas M. Kitchen	114,393,526	4,202,396
Alden J. McDonald, Jr.	115,353,203	3,242,719
James W. McFarland	115,449,367	3,146,555
Ronald H. Patron	115,318,863	3,277,059
Michael O. Read	115,335,177	3,260,745
Ashton J. Ryan, Jr.	111,990,202	6,605,720
Frank B. Stewart, Jr.	94,888,163	23,707,759
     The proposal to amend Article III(A) of the Company’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of the Company’s Class A common stock by 50 million shares to 200 million shares was approved. The voting tabulation was as follows: 116,240,172 votes for, 2,243,243 votes against and 112,507 votes withheld.

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008

3.2	By-laws of the Company, as amended and restated as of December 18, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 26, 2007)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 23, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Amendment No. 2 to Employment Agreement dated May 1, 2008 between the Company and Thomas J. Crawford

10.2	Amendment No. 1 to Employment Agreement dated May 1, 2008 between the Company and Thomas M. Kitchen

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
June 9, 2008	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

June 9, 2008	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008

10.1	Amendment No. 2 to Employment Agreement dated May 1, 2008 between the Company and Thomas J. Crawford

10.2	Amendment No. 1 to Employment Agreement dated May 1, 2008 between the Company and Thomas M. Kitchen

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer