Form 10-Q
period 2008-07-31
STEWART ENTERPRISES INC
filed 2008-09-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2008, was 88,691,827 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2008	2007
Revenues:
Funeral	$68,558	$66,914
Cemetery	61,870	60,665

	130,428	127,579

Costs and expenses:
Funeral	53,524	52,589
Cemetery	48,906	48,481

	102,430	101,070

Gross profit	27,998	26,509
Corporate general and administrative expenses	(8,188)	(8,343)
Hurricane related charges, net	(341)	(210)
Separation charges	—	(48)
Gains on dispositions and impairment (losses), net	25	(46)
Other operating income, net	407	290

Operating earnings	19,901	18,152
Interest expense	(6,000)	(6,222)
Loss on early extinguishment of debt	—	(677)
Investment and other income, net	593	810

Earnings from continuing operations before income taxes	14,494	12,063
Income taxes	5,365	3,853

Earnings from continuing operations	9,129	8,210

Discontinued operations:
Loss from discontinued operations before income taxes	—	(138)
Income tax benefit	—	(51)

Loss from discontinued operations	—	(87)

Net earnings	$9,129	$8,123

Basic earnings per common share:
Earnings from continuing operations	$.10	$.08
Earnings from discontinued operations	—	—

Net earnings	$.10	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.10	$.08
Earnings from discontinued operations	—	—

Net earnings	$.10	$.08

Weighted average common shares outstanding (in thousands):
Basic	92,203	102,479

Diluted	92,414	102,714

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2008	2007
Revenues:
Funeral	$218,862	$212,410
Cemetery	178,658	184,043

	397,520	396,453

Costs and expenses:
Funeral	163,260	160,415
Cemetery	143,558	145,757

	306,818	306,172

Gross profit	90,702	90,281
Corporate general and administrative expenses	(24,226)	(23,129)
Hurricane related charges, net	(351)	(2,343)
Separation charges	—	(580)
Gains on dispositions and impairment (losses), net	153	44
Other operating income, net	753	1,441

Operating earnings	67,031	65,714
Interest expense	(17,981)	(19,274)
Loss on early extinguishment of debt	—	(677)
Investment and other income, net	1,670	2,427

Earnings from continuing operations before income taxes	50,720	48,190
Income taxes	18,766	14,191

Earnings from continuing operations	31,954	33,999

Discontinued operations:
Loss from discontinued operations before income taxes	—	(519)
Income tax benefit	—	(198)

Loss from discontinued operations	—	(321)

Net earnings	$31,954	$33,678

Basic earnings per common share:
Earnings from continuing operations	$.34	$.32
Earnings from discontinued operations	—	—

Net earnings	$.34	$.32

Diluted earnings per common share:
Earnings from continuing operations	.34	.32
Earnings from discontinued operations	—	—

Net earnings	.34	.32

Weighted average common shares outstanding (in thousands):
Basic	94,504	104,215

Diluted	94,676	104,384

Dividends declared per common share	$.075	$.075

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$48,693	$71,545
Marketable securities	38	262
Receivables, net of allowances	78,248	60,615
Inventories	35,900	36,061
Prepaid expenses	8,927	6,355
Deferred income taxes, net	8,479	8,621

Total current assets	180,285	183,459
Receivables due beyond one year, net of allowances	69,802	83,608
Preneed funeral receivables and trust investments	439,821	515,053
Preneed cemetery receivables and trust investments	223,293	255,679
Goodwill	273,188	273,286
Cemetery property, at cost	377,137	374,800
Property and equipment, at cost:
Land	43,767	43,767
Buildings	317,035	310,968
Equipment and other	175,919	164,246

	536,721	518,981
Less accumulated depreciation	230,580	213,063

Net property and equipment	306,141	305,918
Deferred income taxes, net	181,060	192,859
Cemetery perpetual care trust investments	207,425	236,503
Other assets	17,302	17,809

Total assets	$2,275,454	$2,438,974

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$27	$198
Accounts payable	23,286	26,606
Accrued payroll and other benefits	16,376	16,316
Accrued insurance	21,939	21,252
Accrued interest	6,589	5,576
Other current liabilities	15,461	17,958
Income taxes payable	1,131	4,177

Total current liabilities	84,809	92,083
Long-term debt, less current maturities	450,097	450,115
Deferred preneed funeral revenue	250,482	256,603
Deferred preneed cemetery revenue	279,855	284,507
Non-controlling interest in funeral and cemetery trusts	581,686	683,052
Other long-term liabilities	19,749	13,869

Total liabilities	1,666,678	1,780,229

Commitments and contingencies
Non-controlling interest in perpetual care trusts	205,636	235,427

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 88,681,765 and 94,865,387 shares at July 31, 2008 and October 31, 2007, respectively	88,682	94,865
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2008 and October 31, 2007; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	538,778	583,789
Accumulated deficit	(227,903)	(258,902)
Accumulated other comprehensive income:
Unrealized appreciation of investments	28	11

Total accumulated other comprehensive income	28	11

Total shareholders’ equity	403,140	423,318

Total liabilities and shareholders’ equity	$2,275,454	$2,438,974

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation of	Shareholders’
	Stock (1)	Capital	Deficit	Investments	Equity

Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

Comprehensive income:
Net earnings	—	—	31,954	—	31,954

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($9)	—	—	—	17	17

Total other comprehensive income	—	—	—	17	17

Total comprehensive income	—	—	31,954	17	31,971

Cumulative effect of adoption of FIN 48	—	—	(955)	—	(955)
Restricted stock activity	28	332	—	—	360
Issuance of common stock	160	1,013	—	—	1,173
Stock options exercised	247	1,162	—	—	1,409
Share-based compensation	—	1,431	—	—	1,431
Tax benefit associated with stock options exercised	—	127	—	—	127
Purchase and retirement of common stock	(6,618)	(42,009)	—	—	(48,627)
Dividends ($.075 per share)	—	(7,067)	—	—	(7,067)

Balance July 31, 2008	$92,237	$538,778	$(227,903)	$28	$403,140

(1)	Amount includes 88,682 and 94,865 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2008 and October 31, 2007, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$31,954	$33,678
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	(153)	514
Depreciation and amortization	21,188	20,033
Provision for doubtful accounts	5,742	6,934
Share-based compensation	1,431	1,146
Loss on early extinguishment of debt	—	677
Excess tax benefits from share-based payment arrangements	(171)	(108)
Provision for deferred income taxes	5,844	5,062
Other	973	1,160
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,902)	1,652
Increase in prepaid expenses	(2,574)	(3,193)
Increase in inventories and cemetery property	(2,072)	(2,261)
Decrease in accounts payable and accrued expenses	(477)	(6,545)
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	7,711	(665)
Decrease in deferred preneed funeral revenue	(5,767)	(5,260)
Increase (decrease) in funeral non-controlling interest	(5,395)	3,247
Net effect of preneed cemetery production and deliveries:
Increase in preneed cemetery receivables and trust investments	(52)	(2,710)
Decrease in deferred preneed cemetery revenue	(4,652)	(7,884)
Increase in cemetery non-controlling interest	3,712	9,238
Increase (decrease) in other	(1,087)	84

Net cash provided by operating activities	52,253	54,799

Cash flows from investing activities:
Proceeds from sales of marketable securities	20,219	—
Purchases of marketable securities	(19,955)	(148)
Proceeds from sale of assets, net	358	1,645
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	(6,134)
Insurance proceeds related to hurricane damaged properties	—	1,400
Additions to property and equipment	(20,370)	(23,120)
Other	75	56

Net cash used in investing activities	(21,051)	(26,301)

Cash flows from financing activities:
Proceeds from long-term debt	—	250,000
Repayments of long-term debt	(190)	(176,461)
Debt issue costs	—	(5,572)
Proceeds from sale of common stock warrants	—	43,850
Issuance of common stock	1,659	2,521
Purchase of call options	—	(60,000)
Purchase and retirement of common stock	(48,627)	(64,201)
Dividends	(7,067)	(7,724)
Excess tax benefits from share-based payment arrangements	171	108

Net cash used in financing activities	(54,054)	(17,479)

Net increase (decrease) in cash	(22,852)	11,019
Cash and cash equivalents, beginning of period	71,545	43,870

Cash and cash equivalents, end of period	$48,693	$54,889

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$11,767	$9,044
Interest	$15,799	$18,096

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$923	$1,028
Issuance of restricted stock, net of forfeitures	$260	$4,186
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
(a)	The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2008, the Company owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
(b)	Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)	Interim Disclosures
     The information as of July 31, 2008, and for the three and nine months ended July 31, 2008 and 2007, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”).
     The October 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2007 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2007 Form 10-K.
     The results of operations for the three and nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2008.
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
     The Company has share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements in the Company’s 2007 Form 10-K. Net earnings for the three months ended July 31, 2008 and 2007 include $481 and $455, respectively, of share-based compensation costs. Net earnings for the nine months ended July 31, 2008 and 2007 include $1,431 and $1,146, respectively, of share-based compensation costs all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of July 31, 2008, there was $3,017 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.53 years of which $1,819 of total share-based compensation is expected for fiscal year 2008. The expense related to restricted stock is reflected in earnings and amounted to $187 and $354 for the three months ended July 31, 2008

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
and 2007, respectively, and $557 and $501 for the nine months ended July 31, 2008 and 2007, respectively.
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
     The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2008:

		Weighted Average
	Number of Shares	Exercise Price per
Grant Type	Granted	Share	Vesting Period	Vesting Condition
Stock Options	403,750	$8.12	Primarily equal one-fourth portions over 4 years	Service condition
Stock Options	157,500	$8.34	Primarily equal one-third portions over 3 years	Market condition
Restricted Stock	55,000	$8.31	Primarily equal one-third portions over 3 years	Performance condition
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the service based stock options granted during the nine months ended July 31, 2008: expected dividend yield of 1.2 percent; expected volatility of 37.5 percent; risk-free interest rate of 3.6 percent; and an expected term of 6.9 years. The Company also issued stock options in the first and third quarters of fiscal year 2008 with market conditions based on reaching certain target stock prices in fiscal years 2008, 2009 and 2010. The Company records this expense over the requisite service period. The fair value of the Company’s market based stock options is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions for the market based stock options granted during the nine months ended July 31, 2008: expected dividend yield of 1.2 percent; expected volatility of 31.0 percent; risk-free interest rate of 3.4 percent; and an expected term of 2.8 years.
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
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2002. During the nine months ended July 31, 2008, we recognized an additional $178 in potential interest associated with uncertain tax positions. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R))” (“SFAS No. 141R”). SFAS No. 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. This statement will apply to any future business combinations as of that date.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect this statement to have any impact on its consolidated financial statements.
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
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. An allowance for cancellations is estimated based on historical experience. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets at July 31, 2008 and October 31, 2007 are as follows:

	July 31, 2008	October 31, 2007
Trust assets	$404,603	$477,335
Receivables from customers	45,975	48,488

	450,578	525,823
Allowance for cancellations	(10,757)	(10,770)

Preneed funeral receivables and trust investments	$439,821	$515,053

     The cost and market values associated with preneed funeral merchandise and services trust assets as of July 31, 2008 are detailed below. The adjusted cost basis of the funeral merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $95,560 as of July 31, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $44,134 related to trust investments are temporary in nature.

	July 31, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$32,672	$—	$—	$32,672
U.S. Government, agencies and municipalities	12,584	268	(1)	12,851
Corporate bonds	57,636	454	(4,470)	53,620
Preferred stocks	72,954	100	(13,017)	60,037
Common stocks	198,901	17,391	(23,995)	192,297
Mutual funds	34,464	336	(2,651)	32,149
Insurance contracts and other long- term investments	19,629	104	—	19,733

Trust investments	$428,840	$18,653	$(44,134)	403,359

Market value as a percentage of cost					94.1%

Accrued investment income				1,244

Trust assets				$404,603

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)     Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2008
Due in one year or less	$5,146
Due in one to five years	32,810
Due in five to ten years	28,459
Thereafter	56

$66,471

     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Purchases	$10,153	$14,337	$19,009	$96,423
Sales	7,743	15,128	20,517	92,546
Realized gains on sales	1,087	1,020	2,825	6,782
Realized losses on sales	(309)	(57)	(620)	(977)
Impairment losses on other than temporarily impaired trust assets	(10,614)	—	(21,876)	(371)
Deposits	8,129	8,250	24,111	24,364
Withdrawals	11,362	11,137	35,499	33,943
     Cash flows from preneed funeral contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(4)     Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. An allowance for cancellations is estimated based on historical experience. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2008 and October 31, 2007 are as follows:

	July 31, 2008	October 31, 2007
Trust assets	$186,846	$215,541
Receivables from customers	41,333	46,906

	228,179	262,447
Allowance for cancellations	(4,886)	(6,768)

Preneed cemetery receivables and trust investments	$223,293	$255,679

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2008 are detailed below. The adjusted cost basis of the cemetery merchandise and services trust assets below reflects an other than temporary decline in the trust assets of approximately $49,728 as of July 31, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $23,570 related to trust investments are temporary in nature.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)     Preneed Cemetery Merchandise and Service Activities—(Continued)

	July 31, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,496	$—	$—	$15,496
U.S. Government, agencies and municipalities	13,908	550	(3)	14,455
Corporate bonds	12,187	158	(868)	11,477
Preferred stocks	26,054	20	(4,878)	21,196
Common stocks	103,321	7,806	(12,968)	98,159
Mutual funds	30,002	117	(4,853)	25,266
Insurance contracts and other long-term investments	298	—	—	298

Trust investments	$201,266	$8,651	$(23,570)	186,347

Market value as a percentage of cost					92.6%

Accrued investment income				499

Trust assets				$186,846

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2008
Due in one year or less	$3,700
Due in one to five years	14,334
Due in five to ten years	7,692
Thereafter	206

$25,932

     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Purchases	$7,302	$38,419	$13,933	$182,756
Sales	3,356	36,162	10,014	174,969
Realized gains on sales	577	2,634	1,650	9,372
Realized losses on sales	(89)	(20)	(285)	(193)
Impairment losses on other than temporarily impaired trust assets	(3,259)	(4)	(9,178)	(549)
Deposits	4,815	4,622	13,432	13,551
Withdrawals	4,327	4,926	14,897	14,329
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5)     Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,635

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)     Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
and $2,498 for the three months ended July 31, 2008 and 2007, respectively, and $8,040 and $7,323 for the nine months ended July 31, 2008 and 2007, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of July 31, 2008 are detailed below. The adjusted cost basis of the cemetery perpetual care trusts below reflects an other than temporary decline in the trust assets of $40,118 as of July 31, 2008 from their original cost basis. The Company believes the unrealized losses reflected below of $26,610 related to trust investments are temporary in nature.

	July 31, 2008
	Adjusted	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,174	$—	$—	$12,174
U.S. Government, agencies and municipalities	8,934	300	(61)	9,173
Corporate bonds	45,078	830	(2,076)	43,832
Preferred stocks	68,749	13	(14,451)	54,311
Common stocks	77,315	9,258	(9,413)	77,160
Mutual funds	9,581	162	(609)	9,134
Insurance contracts and other long-term investments	708	80	—	788

Trust investments	$222,539	$10,643	$(26,610)	206,572

Market value as a percentage of cost					92.8%

Accrued investment income				853

Trust assets				$207,425

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2008
Due in one year or less	$535
Due in one to five years	31,483
Due in five to ten years	20,383
Thereafter	604

$53,005

     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Purchases	$16,376	$23,564	$46,640	$56,330
Sales	17,841	14,331	42,899	47,104
Realized gains on sales	1,287	1,749	4,334	4,136
Realized losses on sales	—	(35)	(7)	(325)
Impairment losses on other than temporarily impaired trust assets	(5,032)	—	(8,577)	(770)
Deposits	2,186	2,153	6,147	6,066
Withdrawals	2,350	2,357	7,351	7,778
     During the three months ended July 31, 2008 and 2007, cemetery revenues were $61,870 and $60,665, respectively, of which $2,210 and $2,677, respectively, were required to be placed into perpetual care trusts and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)     Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
were recorded as revenues and expenses. During the nine months ended July 31, 2008 and 2007, cemetery revenues were $178,658 and $184,043, respectively, of which $6,800 and $7,628, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6)     Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
     The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at July 31, 2008 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$404,603	$186,846	$591,449	$207,425
Less:
Pending withdrawals	(9,090)	(4,214)	(13,304)	(2,570)
Pending deposits	2,238	1,303	3,541	781

Non-controlling interest	$397,751	$183,935	$581,686	$205,636

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2008 and 2007 are detailed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Non-controlling interest:
Realized gains	$2,951	$5,403	$8,809	$20,290
Realized losses	(398)	(112)	(912)	(1,495)
Impairment losses on other than temporarily impaired trust assets	(18,905)	(4)	(39,631)	(1,690)
Interest income, dividend and other ordinary income	7,876	7,644	23,257	20,878
Trust expenses and income taxes	(2,639)	(3,135)	(8,380)	(8,571)

Net trust investment income	(11,115)	9,796	(16,857)	29,412
Non-controlling interest in funeral and cemetery trust investment income	9,182	(6,690)	18,140	(21,755)
Non-controlling interest in perpetual care trust investment income	1,933	(3,106)	(1,283)	(7,657)

Total non-controlling interest	—	—	—	—
Investment and other income, net (1)	593	810	1,670	2,427

Total investment and other income, net	$593	$810	$1,670	$2,427

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

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
Employee Retention Plan
     The Board of Directors adopted a retention plan on June 18, 2008 and amended it on August 1, 2008. The retention plan, as amended, is designed to encourage the continued employment of key management personnel, including the executive officers, in the event of an impending change of control of the Company and to alleviate concerns about the possible loss of employment upon a change of control. The total cost, if all participants were to be terminated is approximately $16,500.
Other
     From time to time, unrecorded contracts are presented to the Company relating to contracts sold prior to the Company acquiring certain businesses. In addition, from time to time, the Company has identified in its backlog, related to such businesses, certain contracts in which services or merchandise have already been performed. Using historical trends, and statistical analysis, the Company has recorded an estimated liability for these items of approximately $7 million.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)     Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2008
Earnings from continuing operations	$9,129
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,129	92,203	$.10

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		211

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$9,129	92,414	$.10

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2007
Earnings from continuing operations	$8,210
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,210	102,479	$.08

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		235

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$8,210	102,714	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2008
Earnings from continuing operations	$31,954
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$31,954	94,504	$.34

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		172

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$31,954	94,676	$.34

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)     Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2007
Earnings from continuing operations	$33,999
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$33,999	104,215	$.32

Effect of dilutive securities:
Time-vest stock options assumed exercised and restricted stock		169

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus time-vest stock options assumed exercised and restricted stock	$33,999	104,384	$.32

     Options to purchase 829,759 and 773,719 shares of common stock at prices ranging from $5.84 to $8.24 per share were antidilutive during the three and nine months ended July 31, 2008, respectively. These options expire between May 15, 2013 and June 17, 2015.
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
     For the three and nine months ended July 31, 2008, 697,500 market based stock options and 415,000 market and performance based shares of restricted stock were not dilutive. For the three and nine months ended July 31, 2007, 540,000 market based stock options and 360,000 market and performance based shares of restricted stock were not dilutive. The market based stock options and the market and performance based restricted stock were not dilutive because the market conditions or performance conditions for the respective grants were not achieved during any of periods presented.
     For the three and nine months ended July 31, 2008 and 2007, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for the three and nine months ended July 31, 2008 and 2007 was less than the conversion price of the senior convertible notes and strike price of the warrants.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2008, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
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

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Eastern Division	$28,105	$27,671	$32,839	$34,344	$60,944	$62,015
Western Division	35,843	34,666	26,738	23,855	62,581	58,521
Corporate Trust Management (2)	4,610	4,577	2,293	2,466	6,903	7,043

Total	$68,558	$66,914	$61,870	$60,665	$130,428	$127,579

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Eastern Division	$89,987	$89,059	$98,001	$108,519	$187,988	$197,578
Western Division	114,760	109,446	73,665	68,382	188,425	177,828
Corporate Trust Management (2)	14,115	13,905	6,992	7,142	21,107	21,047

Total	$218,862	$212,410	$178,658	$184,043	$397,520	$396,453

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Eastern Division	$3,914	$3,059	$4,434	$4,735	$8,348	$7,794
Western Division	6,718	6,915	6,468	5,115	13,186	12,030
Corporate Trust Management (2)	4,402	4,351	2,062	2,334	6,464	6,685

Total	$15,034	$14,325	$12,964	$12,184	$27,998	$26,509

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Eastern Division	$16,211	$15,378	$12,059	$17,581	$28,270	$32,959
Western Division	25,924	23,263	16,796	13,984	42,720	37,247
Corporate Trust Management (2)	13,467	13,354	6,245	6,721	19,712	20,075

Total	$55,602	$51,995	$35,100	$38,286	$90,702	$90,281

	Net Preneed Funeral		Net Preneed Cemetery		Net Total Preneed
	Merchandise and		Merchandise and		Merchandise and
	Service Sales (3)		Service Sales (3)		Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Eastern Division	$11,288	$11,219	$9,679	$9,852	$20,967	$21,071
Western Division	14,716	13,417	4,565	4,565	19,281	17,982

Total	$26,004	$24,636	$14,244	$14,417	$40,248	$39,053

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)     Segment Data—(Continued)

	Net Preneed Funeral		Net Preneed Cemetery		Net Total Preneed
	Merchandise		Merchandise and		Merchandise and
	and Service Sales (3)		Service Sales (3)		Service Sales (3)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Eastern Division	$31,501	$33,652	$27,867	$29,174	$59,368	$62,826
Western Division	41,462	42,006	12,700	12,546	54,162	54,552

Total	$72,963	$75,658	$40,567	$41,720	$113,530	$117,378

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $2,635 and $2,498 for the three months ended July 31, 2008 and 2007, respectively, and $8,040 and $7,323 for the nine months ended July 31, 2008 and 2007, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2008 and 2007 were $1,264 and $1,472, respectively, and funeral trust earnings for the three months ended July 31, 2008 and 2007 were $3,346 and $3,105, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2008 and 2007 were $1,255 and $1,345, respectively, and cemetery trust earnings for the three months ended July 31, 2008 and 2007 were $1,038 and $1,121, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2008 and 2007 were $3,957 and $4,400, respectively, and funeral trust earnings for the nine months ended July 31, 2008 and 2007 were $10,158 and $9,505, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2008 and 2007 were $3,844 and $3,983, respectively, and cemetery trust earnings for the nine months ended July 31, 2008 and 2007 were $3,148 and $3,159, respectively.

(3)	Preneed sales amounts represent total preneed funeral and cemetery service and merchandise sales generated in the applicable period, net of cancellations. These sales are deferred and are recorded as revenue in the period the services are performed or the merchandise is delivered.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and nine months ended July 31, 2008 and 2007 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Gross profit for reportable segments	$27,998	$26,509	$90,702	$90,281
Corporate general and administrative expenses	(8,188)	(8,343)	(24,226)	(23,129)
Hurricane related charges, net	(341)	(210)	(351)	(2,343)
Separation charges	—	(48)	—	(580)
Gains on dispositions and impairment (losses), net	25	(46)	153	44
Other operating income, net	407	290	753	1,441
Interest expense	(6,000)	(6,222)	(17,981)	(19,274)
Loss on early extinguishment of debt	—	(677)	—	(677)
Investment and other income, net	593	810	1,670	2,427

Earnings from continuing operations before income taxes	$14,494	$12,063	$50,720	$48,190

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)     Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2008 and 2007.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Service revenue
Funeral	$42,795	$40,341	$136,202	$128,709
Cemetery	15,726	15,058	48,592	47,328

	58,521	55,399	184,794	176,037
Merchandise revenue
Funeral	23,872	24,452	76,800	77,394
Cemetery	42,227	41,087	118,299	124,018

	66,099	65,539	195,099	201,412
Other revenue
Funeral	1,891	2,121	5,860	6,307
Cemetery	3,917	4,520	11,767	12,697

	5,808	6,641	17,627	19,004

Total revenue	$130,428	$127,579	$397,520	$396,453

Service costs
Funeral	$15,403	$15,235	$45,979	$44,253
Cemetery	11,515	11,218	32,043	32,250

	26,918	26,453	78,022	76,503
Merchandise costs
Funeral	15,116	15,381	47,094	47,626
Cemetery	23,615	24,123	69,818	73,167

	38,731	39,504	116,912	120,793
General and administrative expenses
Funeral	23,005	21,973	70,187	68,536
Cemetery	13,776	13,140	41,697	40,340

	36,781	35,113	111,884	108,876

Total costs	$102,430	$101,070	$306,818	$306,172

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2008 and October 31, 2007 and for the three and nine months ended July 31, 2008 and 2007, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
     The condensed consolidating statements of earnings and other comprehensive income for the nine months ended July 31, 2007 has been revised to correct $1,295 of hurricane related charges that were previously included in the Tier 1 guarantor subsidiaries column but should have been included in the Tier 2 guarantor subsidiaries column. These revisions had no impact on the consolidated totals or the totals for guarantor subsidiaries in the Company’s condensed consolidating statements of earnings and other comprehensive income for the three and nine months ended July 31, 2007 and no impact on the condensed consolidating balance sheet as of October 31, 2007 or condensed consolidating statement of cash flows for the nine months ended July 31, 2007.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,398	$381	$4,779	$—	$68,558
Cemetery	—	56,046	842	4,982	—	61,870

	—	119,444	1,223	9,761	—	130,428

Costs and expenses:
Funeral	—	49,648	265	3,611	—	53,524
Cemetery	—	44,114	698	4,094	—	48,906

	—	93,762	963	7,705	—	102,430

Gross profit	—	25,682	260	2,056	—	27,998
Corporate general and administrative expenses	(8,188)	—	—	—	—	(8,188)
Hurricane related charges, net	(402)	—	61	—	—	(341)
Gains on dispositions and impairment (losses), net	—	25	—	—	—	25
Other operating income, net	22	341	—	44	—	407

Operating earnings (loss)	(8,568)	26,048	321	2,100	—	19,901
Interest expense	(1,585)	(3,869)	(40)	(506)	—	(6,000)
Investment and other income, net	563	29	—	1	—	593
Equity in subsidiaries	16,458	(74)	—	—	(16,384)	—

Earnings from continuing operations before income taxes	6,868	22,134	281	1,595	(16,384)	14,494
Income tax expense (benefit)	(2,261)	7,236	195	195	—	5,365

Net earnings	9,129	14,898	86	1,400	(16,384)	9,129
Other comprehensive loss, net	(26)	—	—	(4)	4	(26)

Comprehensive income	$9,103	$14,898	$86	$1,396	$(16,380)	$9,103

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$61,689	$379	$4,846	$—	$66,914
Cemetery	—	54,757	794	5,114	—	60,665

	—	116,446	1,173	9,960	—	127,579

Costs and expenses:
Funeral	—	49,259	276	3,054	—	52,589
Cemetery	—	43,819	636	4,026	—	48,481

	—	93,078	912	7,080	—	101,070

Gross profit	—	23,368	261	2,880	—	26,509
Corporate general and administrative expenses	(8,343)	—	—	—	—	(8,343)
Hurricane related charges, net	—	(210)	—	—	—	(210)
Separation charges	—	(48)	—	—	—	(48)
Gains on dispositions and impairment (losses), net	—	(46)	—	—	—	(46)
Other operating income, net	19	215	—	56	—	290

Operating earnings (loss)	(8,324)	23,279	261	2,936	—	18,152
Interest expense	(2,158)	(3,242)	(37)	(785)	—	(6,222)
Loss on early extinguishment of debt	(677)	—	—	—	—	(677)
Investment and other income, net	792	13	—	5	—	810
Equity in subsidiaries	19,346	510	—	—	(19,856)	—

Earnings from continuing operations before income taxes	8,979	20,560	224	2,156	(19,856)	12,063
Income tax expense (benefit)	856	3,406	85	(494)	—	3,853

Earnings from continuing operations	8,123	17,154	139	2,650	(19,856)	8,210
Discontinued operations:
Loss from discontinued operations before income taxes	—	(138)	—	—	—	(138)
Income tax benefit	—	(51)	—	—	—	(51)

Loss from discontinued operations	—	(87)	—	—	—	(87)

Net earnings	8,123	17,067	139	2,650	(19,856)	8,123
Other comprehensive income (loss), net	—	—	—	—	—	—

Comprehensive income	$8,123	$17,067	$139	$2,650	$(19,856)	$8,123

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$202,495	$1,410	$14,957	$—	$218,862
Cemetery	—	161,205	2,565	14,888	—	178,658

	—	363,700	3,975	29,845	—	397,520

Costs and expenses:
Funeral	—	151,970	898	10,392	—	163,260
Cemetery	—	129,453	2,155	11,950	—	143,558

	—	281,423	3,053	22,342	—	306,818

Gross profit	—	82,277	922	7,503	—	90,702
Corporate general and administrative expenses	(24,226)	—	—	—	—	(24,226)
Hurricane related charges, net	(779)	37	391	—	—	(351)
Gains on dispositions and impairment (losses), net	—	153	—	—	—	153
Other operating income, net	79	509	1	164	—	753

Operating earnings (loss)	(24,926)	82,976	1,314	7,667	—	67,031
Interest expense	(3,318)	(12,916)	(113)	(1,634)	—	(17,981)
Investment and other income, net	1,614	50	—	6	—	1,670
Equity in subsidiaries	54,263	418	—	—	(54,681)	—

Earnings from continuing operations before income taxes	27,633	70,528	1,201	6,039	(54,681)	50,720
Income tax expense (benefit)	(4,321)	21,280	399	1,408	—	18,766

Net earnings	31,954	49,248	802	4,631	(54,681)	31,954
Other comprehensive income, net	17	—	—	17	(17)	17

Comprehensive income	$31,971	$49,248	$802	$4,648	$(54,698)	$31,971

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Revenues:
Funeral	$—	$196,247	$1,154	$15,009	$—	212,410
Cemetery	—	165,634	2,313	16,096	—	184,043

	—	361,881	3,467	31,105	—	396,453

Costs and expenses:
Funeral	—	150,321	782	9,312	—	160,415
Cemetery	—	131,879	1,869	12,009	—	145,757

	—	282,200	2,651	21,321	—	306,172

Gross profit	—	79,681	816	9,784	—	90,281
Corporate general and administrative expenses	(23,129)	—	—	—	—	(23,129)
Hurricane related charges, net	(3)	(1,045)	(1,295)	—	—	(2,343)
Separation charges	(384)	(196)	—	—	—	(580)
Gains on dispositions and impairment (losses), net	—	44	—	—	—	44
Other operating income, net	296	950	1	194	—	1,441

Operating earnings (loss)	(23,220)	79,434	(478)	9,978	—	65,714
Interest expense	(5,739)	(11,511)	(153)	(1,871)	—	(19,274)
Loss on early extinguishment of debt	(677)	—	—	—	—	(677)
Investment and other income, net	2,378	39	—	10	—	2,427
Equity in subsidiaries	59,762	758	—	—	(60,520)	—

Earnings (loss) from continuing operations before income taxes	32,504	68,720	(631)	8,117	(60,520)	48,190
Income tax expense (benefit)	(1,174)	14,126	(234)	1,473	—	14,191

Earnings (loss) from continuing operations	33,678	54,594	(397)	6,644	(60,520)	33,999
Discontinued operations:
Loss from discontinued operations before income taxes	—	(519)	—	—	—	(519)
Income tax benefit	—	(198)	—	—	—	(198)

Loss from discontinued operations	—	(321)	—	—	—	(321)

Net earnings (loss)	33,678	54,273	(397)	6,644	(60,520)	33,678
Other comprehensive income, net	3	—	—	3	(3)	3

Comprehensive income (loss)	$33,681	$54,273	$(397)	$6,647	$(60,523)	$33,681

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,871	$7,889	$33	$1,900	$—	$48,693
Marketable securities	—	—	—	38	—	38
Receivables, net of allowances	20,552	52,704	484	4,508	—	78,248
Inventories	334	32,768	316	2,482	—	35,900
Prepaid expenses	1,602	5,834	64	1,427	—	8,927
Deferred income taxes, net	1,253	5,969	56	1,201	—	8,479

Total current assets	62,612	105,164	953	11,556	—	180,285
Receivables due beyond one year, net of allowances	—	53,429	376	15,997	—	69,802
Preneed funeral receivables and trust investments	—	429,604	—	10,217	—	439,821
Preneed cemetery receivables and trust investments	—	213,545	1,134	8,614	—	223,293
Goodwill	—	253,353	48	19,787	—	273,188
Cemetery property, at cost	—	340,144	11,540	25,453	—	377,137
Property and equipment, at cost	47,965	449,078	1,829	37,849	—	536,721
Less accumulated depreciation	29,414	186,602	780	13,784	—	230,580

Net property and equipment	18,551	262,476	1,049	24,065	—	306,141
Deferred income taxes, net	32,913	144,865	—	6,592	(3,310)	181,060
Cemetery perpetual care trust investments	—	195,457	8,355	3,613	—	207,425
Other assets	9,836	6,375	16	1,075	—	17,302
Intercompany receivables	839,387	—	—	—	(839,387)	—
Equity in subsidiaries	26,156	7,244	—	—	(33,400)	—

Total assets	$989,455	$2,011,656	$23,471	$126,969	$(876,097)	$2,275,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$27	$—	$—	$—	$—	$27
Accounts payable	2,011	19,674	105	1,496	—	23,286
Accrued expenses and other current liabilities	15,649	43,018	9	2,820	—	61,496

Total current liabilities	17,687	62,692	114	4,316	—	84,809
Long-term debt, less current maturities	450,097	—	—	—	—	450,097
Deferred income taxes	—	—	3,310	—	(3,310)	—
Intercompany payables	—	822,442	3,994	12,951	(839,387)	—
Deferred preneed funeral revenue	—	204,797	—	45,685	—	250,482
Deferred preneed cemetery revenue	—	251,924	322	27,609	—	279,855
Non-controlling interest in funeral and cemetery trusts	—	575,057	1,035	5,594	—	581,686
Other long-term liabilities	16,491	3,134	—	124	—	19,749
Negative equity in subsidiaries	102,040	—	—	—	(102,040)	—

Total liabilities	586,315	1,920,046	8,775	96,279	(944,737)	1,666,678

Non-controlling interest in perpetual care trusts	—	193,650	8,372	3,614	—	205,636

Common stock	92,237	102	324	52	(478)	92,237
Other	310,875	(102,142)	6,000	26,996	69,146	310,875
Accumulated other comprehensive income	28	—	—	28	(28)	28

Total shareholders’ equity	403,140	(102,040)	6,324	27,076	68,640	403,140

Total liabilities and shareholders’ equity	$989,455	$2,011,656	$23,471	$126,969	$(876,097)	$2,275,454

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,202	$6,685	$36	$1,622	$—	$71,545
Marketable securities	—	—	—	262	—	262
Receivables, net of allowances	4,054	51,619	103	4,839	—	60,615
Inventories	368	32,765	328	2,600	—	36,061
Prepaid expenses	950	4,306	3	1,096	—	6,355
Deferred income taxes, net	1,334	5,785	78	1,424	—	8,621

Total current assets	69,908	101,160	548	11,843	—	183,459
Receivables due beyond one year, net of allowances	10,358	53,926	928	18,396	—	83,608
Preneed funeral receivables and trust investments	—	504,534	—	10,519	—	515,053
Preneed cemetery receivables and trust investments	—	245,056	1,199	9,424	—	255,679
Goodwill	—	253,451	48	19,787	—	273,286
Cemetery property, at cost	—	338,274	11,408	25,118	—	374,800
Property and equipment, at cost	43,395	436,588	1,699	37,299	—	518,981
Less accumulated depreciation	26,701	172,924	663	12,775	—	213,063

Net property and equipment	16,694	263,664	1,036	24,524	—	305,918
Deferred income taxes, net	29,238	156,254	—	9,913	(2,546)	192,859
Cemetery perpetual care trust investments	—	224,182	8,322	3,999	—	236,503
Other assets	9,664	7,039	16	1,090	—	17,809
Intercompany receivables	897,546	—	—	—	(897,546)	—
Equity in subsidiaries	21,124	6,826	—	—	(27,950)	—

Total assets	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$—	$—	$—	$—	$198
Accounts payable	2,196	21,284	1,075	2,051	—	26,606
Accrued expenses and other current liabilities	16,654	45,934	—	2,691	—	65,279

Total current liabilities	19,048	67,218	1,075	4,742	—	92,083
Long-term debt, less current maturities	450,115	—	—	—	—	450,115
Deferred income taxes	—	—	2,546	—	(2,546)	—
Intercompany payables	—	869,802	4,419	23,325	(897,546)	—
Deferred preneed funeral revenue	—	212,166	—	44,437	—	256,603
Deferred preneed cemetery revenue	—	255,266	515	28,726	—	284,507
Non-controlling interest in funeral and cemetery trusts	—	674,977	1,119	6,956	—	683,052
Other long-term liabilities	11,717	2,152	—	—	—	13,869
Negative equity in subsidiaries	150,334	—	—	—	(150,334)	—

Total liabilities	631,214	2,081,581	9,674	108,186	(1,050,426)	1,780,229

Non-controlling interest in perpetual care trusts	—	223,119	8,309	3,999	—	235,427

Common stock	98,420	102	324	52	(478)	98,420
Other	324,887	(150,436)	5,198	22,365	122,873	324,887
Accumulated other comprehensive income	11	—	—	11	(11)	11

Total shareholders’ equity	423,318	(150,334)	5,522	22,428	122,384	423,318

Total liabilities and shareholders’ equity	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(22,882)	$63,484	$464	$11,187	$—	$52,253

Cash flows from investing activities:
Proceeds from sales of marketable securities	19,969	—	—	250	—	20,219
Purchases of marketable securities	(19,952)	—	—	(3)	—	(19,955)
Proceeds from sale of assets, net	—	358	—	—	—	358
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(5,147)	(14,399)	(42)	(782)	—	(20,370)
Other	—	75	—	—	—	75

Net cash used in investing activities	(6,508)	(13,966)	(42)	(535)	—	(21,051)

Cash flows from financing activities:
Repayments of long-term debt	(190)	—	—	—	—	(190)
Intercompany receivables (payables)	59,113	(48,314)	(425)	(10,374)	—	—
Issuance of common stock	1,659	—	—	—	—	1,659
Purchase and retirement of common stock	(48,627)	—	—	—	—	(48,627)
Dividends	(7,067)	—	—	—	—	(7,067)
Excess tax benefits from share-based payment arrangements	171	—	—	—	—	171

Net cash provided by (used in) financing activities	5,059	(48,314)	(425)	(10,374)	—	(54,054)

Net increase (decrease) in cash	(24,331)	1,204	(3)	278	—	(22,852)
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$38,871	$7,889	$33	$1,900	$—	$48,693

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,518)	$58,627	$(250)	$9,940	$—	$54,799

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(148)	—	(148)
Proceeds from sale of assets, net	—	1,645	—	—	—	1,645
Purchase of subsidiaries and other investments, net of cash acquired	—	(6,134)	—	—	—	(6,134)
Insurance proceeds related to hurricane damaged properties	—	1,400	—	—	—	1,400
Additions to property and equipment	(5,436)	(16,651)	(69)	(964)	—	(23,120)
Other	—	56	—	—	—	56

Net cash used in investing activities	(5,436)	(19,684)	(69)	(1,112)	—	(26,301)

Cash flows from financing activities:					—
Proceeds from long-term debt	250,000	—	—	—	—	250,000
Repayments of long-term debt	(146,461)	—	—	(30,000)	—	(176,461)
Intercompany receivables (payables)	11,629	(33,786)	300	21,857	—	—
Debt issue costs	(5,572)	—	—	—	—	(5,572)
Proceeds from sale of common stock warrants	43,850	—	—	—	—	43,850
Issuance of common stock	2,521	—	—	—	—	2,521
Purchase of call options	(60,000)	—	—	—	—	(60,000)
Purchase and retirement of common stock	(64,201)	—	—	—	—	(64,201)
Dividends	(7,724)	—	—	—	—	(7,724)
Excess tax benefits from share-based payment arrangements	108	—	—	—	—	108

Net cash provided by (used in) financing activities	24,150	(33,786)	300	(8,143)	—	(17,479)

Net increase (decrease) in cash	5,196	5,157	(19)	685	—	11,019
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$44,316	$8,411	$18	$2,144	$—	$54,889

(12)	Dispositions and Acquisitions
Dispositions
     The Company recorded net gains on dispositions and impairment losses for continuing operations of $25 and $153 for the three and nine months ended July 31, 2008, respectively. For the three and nine months ended July 31, 2007, net gains on dispositions and impairment losses amounted to ($46) and $44, respectively, for continuing operations and ($203) and ($558), respectively, for discontinued operations. The Company sold one immaterial funeral home from the Western Division funeral segment during the nine months ended July 31, 2008. The change in goodwill from October 31, 2007 to July 31, 2008 is a result of this sale.
Acquisitions
     During the nine months ended July 31, 2008, the Company acquired an investment in an outside business for approximately $1,378. During the nine months ended July 31, 2007, the Company purchased two properties for approximately $3,328 and a new funeral home in its Eastern Division for approximately $2,800. This funeral home

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
(13)	Separation Charges
     The Company recorded $350 for separation pay in the nine months ended July 31, 2007 related to the retirement of a former executive officer, but will make the payments over a two-year period in accordance with the terms of the retirement agreement. As of July 31, 2008, the Company has $278 in remaining payments under all executive officer separation agreements. The Company also recorded approximately $230 in the nine months ended July 31, 2007 primarily related to the reorganization of its divisions during fiscal year 2005. Reorganization costs in 2007 primarily relate to a lease agreement for which the Company is committed through 2009. In the third quarter of 2007, the Company entered into a sublease of this property; however, this sublease does not cover the full cost of the original lease.
(14)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and nine months ended July 31, 2008 and 2007 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net earnings	$9,129	$8,123	$31,954	$33,678
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $17, $—, ($9), and ($2), respectively	(26)	—	17	3
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	(45,065)	(23,628)	(98,678)	(8,384)
Reclassification of the net unrealized losses activity attributable to the non-controlling interest holders	45,065	23,628	98,678	8,384

Total other comprehensive income (loss)	(26)	—	17	3

Total comprehensive income	$9,103	$8,123	$31,971	$33,681

(15)	Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricane Katrina. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. Net expenses of $341 and $210 for the three months ended July 31, 2008 and 2007, respectively, and $351 and $2,343 for the nine months ended July 31, 2008 and 2007, respectively, are reflected in the “Hurricane related charges, net” line in the condensed consolidated statements of earnings. Net expenses recorded in fiscal year 2008 primarily relate to the lawsuit the Company filed against its insurance carriers which is described below. The Company received $10,000 in hurricane related insurance proceeds including $3,169 in business interruption insurance proceeds during the first quarter of 2007, all of which was recorded in receivables as of October 31, 2006. No additional insurance proceeds were recorded in the nine months ended July 31, 2008 or 2007. For additional information on the effects of Hurricane Katrina on the Company, see Note 22 to the

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
(16)	Income Taxes
     The Company has been advised that the congressional Joint Committee on Taxation approved its requested refund of approximately $10,400 and interest of approximately $2,000 related to the Company’s amended federal income tax returns for fiscal years ended October 31, 1997 through 2000 and 2002 through 2004. As of October 31, 2007, this amount was classified in receivables due beyond one year on the Company’s condensed consolidated balance sheet. As a result of the approval and the expectation that the refund will be received within the next 12 months, the receivable was reclassified to current receivables as of July 31, 2008.
     During the third quarter of 2008, the Company filed with the IRS (in connection with the filing of its October 31, 2007 federal income tax return) an application to change its tax accounting method with regards to the taxation of preneed services. This change resulted in an increase in income tax receivables of $8,912 and a corresponding decrease in deferred income taxes in the condensed consolidated balance sheet. The Company received $4,345 of this refund in August 2008, which was recorded in current receivables as of July 31, 2008. The remaining amount of $4,567 was applied against tax payments due by the Company on July 15, 2008, which reduced income taxes payable as of July 31, 2008.
(17)	Subsequent Events
     On September 1, 2008, Hurricane Gustav made landfall in southern Louisiana. The Company’s corporate headquarters building and its New Orleans funeral homes and cemeteries sustained minor damages and were able to restore operations shortly thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of August 31, 2008, we owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, insurance commissions and finance charges. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”).
     Our focus for fiscal year 2008 is our ‘Best in Class’ initiative, which aims to improve performance at the individual locations by giving all managers the same key metrics by which they can measure their performance and by providing tools to facilitate the sharing of best practices by key metric. We also seek to strengthen our performance-oriented company culture and to refocus management’s time and attention on improving field operations. The goal of our ‘Best in Class’ initiative is to generate a higher return on assets and to grow profits and cash flow at our existing funeral homes and cemeteries. For additional information, see Item 1 in our 2007 Form 10-K. We are currently also implementing continuous improvement initiatives. During the third quarter of 2008, we formalized a “Continuous Improvement” department which was formed to execute the plans to strengthen and streamline our processes to eliminate waste and inefficiencies.
     Our results can be affected by the number of deaths in our markets. The number of deaths in the United States is expected to increase at a steady, moderate pace over the long-term; however, the number can fluctuate from market to market and period to period. Although we have experienced a decline in funeral service volume for several years, our funeral service volumes have increased 1.4 percent thus far in fiscal year 2008. For additional information, see Item 1 in our 2007 Form 10-K. We are addressing funeral service volumes through our ‘Best in Class’ initiative and enhanced sales and marketing efforts for both at-need and preneed sales.
     Families have been showing an increasing preference for cremation. This trend has been a significant concern for traditional funeral home and cemetery operators like us because cremations have typically included few, if any, additional products or services other than the cremation itself, and can result in lower revenue and profits than traditional services. For additional information, see Item 1 in our 2007 Form 10-K. To address this trend, we have increased our efforts to market full service funerals and cremations. Our other efforts to increase our funeral and cemetery revenue include our funeral package pricing and our emphasis on customization. For additional information, see Item 1 in our 2007 Form 10-K. We are also increasing our focus on expanding the types of death care products and services we offer our customers. For the nine months ended July 31, 2008, we achieved a 1.9 percent increase in our average revenue per traditional funeral service and a 3.2 percent increase in our average revenue per cremation service.
     Current economic conditions have impacted our ability to timely close preneed sales. Through the first nine months of 2008, preneed cemetery property sales, net of discounts, declined 5.0 percent, which decreases our cemetery revenue. In addition, preneed funeral and cemetery service and merchandise sales decreased 2.4 percent for the nine-month period which does not impact current revenue but reduces our backlog and could reduce our future revenues. Current economic conditions could also decrease prices at-need customers are willing to pay, but we have not seen this trend occur through the first nine months of 2008 as our overall funeral average revenue, including trust earnings, increased 2.3 percent.
     In addition, the cost of certain commodities, particularly copper, which represents a large component of our bronze markers sold in our cemetery business, has increased significantly. In the first quarter of 2008, we were impacted by escalating merchandise and energy costs and we have taken steps to counter this impact. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to continue to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
     Recent changes in the financial markets have not had a significant adverse effect on our current results of operations or cash flows, although declines in the values of investments in our trust and escrow accounts have reduced their carrying value on our condensed consolidated balance sheet. Prolonged market downturns can affect the returns on our trusts and escrow accounts, which can adversely affect our revenue and profits over the longer term. For additional information, see Items 1 and 1A in our 2007 Form 10-K. The contracts our trusts relate to are long-term in nature, and we can manage the portfolio to mitigate the effects we are currently experiencing. It is more significant to focus on annual returns over a longer period of time which will present a better picture of our portfolio. Our five year total annual returns including the third quarter of 2008 were 4.2 percent for the funeral and cemetery merchandise trusts and 3.5 percent for the cemetery perpetual care trust.
     As previously disclosed, during the third quarter of fiscal 2008, Service Corporation International (“SCI”) made proposals to acquire all of our stock for cash. In a letter dated July 21, 2008, SCI offered $11.00 per share in cash for all of our outstanding shares, subject to the negotiation of mutually satisfactory definitive written agreements and the completion of certain limited, confirmatory due diligence. Our Board of Directors unanimously approved the formation of a committee of independent directors (the “Independent Committee”) to evaluate alternatives available to us to maximize shareholder value. The Independent Committee has commenced the process of working with its advisors and management to collect information and analyze all strategic alternatives available to the Company. Neither the Independent Committee nor the Board intends to provide any update with respect to the Independent Committee’s review of potential strategic alternatives until the Board has approved a definitive course of action.
Financial Summary
     For the third quarter of fiscal year 2008, net earnings increased $1.0 million to $9.1 million from $8.1 million for the third quarter of fiscal year 2007. Earnings from continuing operations for the quarter increased $0.9 million to $9.1 million from $8.2 million for the corresponding period in the prior year.
     Revenue from continuing operations increased $2.8 million to $130.4 million for the quarter ended July 31, 2008. Funeral revenue from continuing operations increased $1.6 million from $66.9 million in the third quarter of 2007 to $68.5 million in the third quarter of 2008. During the third quarter of 2008, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.3 percent and an increase in average revenue per cremation service of 6.3 percent due primarily to the continued refinement of new funeral packages and pricing. These increases along with a quarter-over-quarter increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.5 percent. Despite the increases in same-store average revenue, we experienced a 1.2 percent decrease in same-store funeral services performed. Cemetery revenue from continuing operations increased $1.2 million from $60.7 million for the quarter ended July 31, 2007 to $61.9 million for the quarter ended July 31, 2008. This increase is due primarily to a $1.4 million increase in construction on various cemetery projects and a $0.8 million increase in cemetery merchandise delivered and services performed. Consolidated gross profit increased $1.5 million to $28.0 million.
     Interest expense decreased $0.2 million to $6.0 million for the third quarter of 2008 due to a 118 basis point decrease in the average rate primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007. We also recorded a $0.7 million charge for the loss on early extinguishment of debt in the third quarter of 2007 related to the $250.0 million senior convertible note transaction. Our weighted average diluted shares outstanding decreased to 92.4 million shares for the quarter ended July 31, 2008 compared to 102.7 million shares for the same period of 2007, yielding a positive impact on earnings per share.
     For the third quarter of fiscal year 2008, we had a 5.6 percent increase in net preneed funeral sales and a 4.4 percent decrease in cemetery property sales, net of discounts, compared to the same period of last year.
     For the nine months ended July 31, 2008, net earnings decreased $1.7 million to $32.0 million from $33.7 million for the same period of fiscal year 2007. Earnings from continuing operations for the first nine months of fiscal year 2008 decreased $2.0 million to $32.0 million from $34.0 million for the corresponding period in the prior year. The earnings decrease is due primarily to an increase in income tax expense of $4.5 million due to $4.2 million in income tax benefits utilized in the first nine months of 2007.
     Revenue from continuing operations increased $1.1 million to $397.6 million for the nine months ended July 31, 2008. Funeral revenue from continuing operations increased $6.5 million from $212.4 million in the first nine months of 2007 to $218.9 million in the first nine months of 2008. During the nine months ended July 31, 2008, our same-store funeral operations achieved an increase in average revenue per traditional funeral service of 1.9 percent and an increase in average revenue per cremation service of 3.2 percent due primarily to the continued refinement of new funeral packages and pricing. These increases were offset by a shift in mix to lower-priced cremation services resulting in an overall increase in our same-store average revenue per funeral service, including trust earnings, of 2.3 percent. We also experienced an increase in same-store funeral services performed of 1.4 percent. Cemetery revenue from continuing operations decreased $5.4 million from $184.1 million for the nine months ended July 31, 2007 to $178.7 million for the nine months ended July 31, 2008. This decrease is due primarily to a $4.3 million decrease in construction on various cemetery projects and a $4.2 million, or 5.0 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. The decreases were partially offset by a $2.5 million, or 3.7 percent, increase in cemetery merchandise delivered and services performed. Consolidated gross profit increased $0.4 million to $90.7 million primarily due to a $3.6 million increase in funeral gross profit, partially offset by a $3.2 million decrease in cemetery gross profit, due primarily to the changes in funeral and cemetery revenue discussed above.
     Corporate general and administrative expenses increased $1.1 million to $24.2 million for the first nine months of 2008. This increase was primarily due to a $1.5 million increase in costs related to the continuous improvement initiative that began in the first quarter of fiscal year 2008 and a $1.4 million increase in information technology costs due in part to the implementation of new business systems and a web development project in the current year. The increases were partially offset by a $1.1 million decrease in professional fees and a $0.9 million decrease in depreciation expense for the nine months ended July 31, 2008 due to the accelerated depreciation in the prior year of our previous computer software systems associated with the implementation of the new business systems in the prior year. We incurred $0.4 million in hurricane related charges in the first nine months of fiscal year 2008 compared to $2.3 million in hurricane related charges for the same period in 2007. Interest expense for the period decreased $1.3 million to $18.0 million for the first nine months of 2008 due to a 174 basis point decrease in the average rate primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007. As a result of the $250.0 million senior convertible note transaction in June 2007, we recorded a $0.7 million charge for the loss on early extinguishment of debt during the nine months ended July 31, 2007. Our weighted average diluted shares outstanding decreased to 94.7 million shares for the nine months ended July 31, 2008 compared to 104.4 million shares for the same period of 2007, yielding a positive impact on earnings per share.
     For the nine months ended July 31, 2008, we had a 3.6 percent decrease in net preneed funeral sales and a 5.0 percent decrease in cemetery property sales, net of discounts, compared to the same period of last year due in part to current economic conditions.
     Cash flow provided by operating activities for the nine months ended July 31, 2008 was $52.3 million compared to $54.8 million for the same period of last year. The decrease is primarily due to $3.2 million of business interruption insurance proceeds and $1.5 million of insurance proceeds, net of expenses, related to Hurricane Katrina, received in fiscal year 2007. In addition, the Company paid $9.0 million in net tax payments in the first nine months of 2007 compared to net tax payments of $11.8 million in the first nine months of 2008.
     For the nine months ended July 31, 2008, we made $48.4 million in stock repurchases under our current stock repurchase program.
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

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007—Continuing Operations
Funeral Operations

	Three Months Ended July 31,
			Increase
	2008	2007	(Decrease)
	(In millions)
Funeral Revenue:
Eastern Division	$28.1	$27.7	$.4
Western Division	35.8	34.7	1.1
Corporate Trust Management (1)	4.6	4.5	.1

Total Funeral Revenue	$68.5	$66.9	$1.6

Funeral Costs:
Eastern Division	$24.2	$24.6	$(.4)
Western Division	29.1	27.8	1.3
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$53.5	$52.6	$.9

Funeral Gross Profit:
Eastern Division	$3.9	$3.1	$.8
Western Division	6.7	6.9	(.2)
Corporate Trust Management (1)	4.4	4.3	.1

Total Funeral Gross Profit	$15.0	$14.3	$.7

Same-Store Analysis

	Change in Average		Change in	Same-Store
	Revenue Per		Same-Store	Cremation Rate
	Funeral Service		Funeral Services	2008	2007
Eastern Division	2.0%		(.3)%	36.5%	36.2%
Western Division	4.1%		(1.9)%	42.2%	42.6%
Total	3.5	% (1)	(1.2)%	39.7%	39.8%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2008 and 2007 were $1.3 million and $1.4 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented, not in the Eastern or Western divisions’ average revenue per funeral service. Funeral trust earnings for the three months ended July 31, 2008 and 2007 were $3.3 million and $3.1 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue from continuing operations increased $1.6 million, or 2.4 percent, from $66.9 million in the third quarter of 2007 to $68.5 million in the third quarter of 2008. During the third quarter of 2008, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.3 percent and an increase in average revenue per cremation service of 6.3 percent due primarily to the continued refinement of new funeral packages and pricing. These increases along with a quarter-over-quarter increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.5 percent. The cremation rate for our same-store operations was 39.7 percent for the three months ended July 31, 2008 compared to 39.8 percent for the corresponding period in 2007. During the third quarter of 2008, our same-store funeral services performed decreased 1.2 percent, or 174 events, to 13,911 events.
     Funeral gross profit increased $0.7 million to $15.0 million for the third quarter of 2008 compared to $14.3 million for the same period of 2007. This increase is primarily due to the $1.6 million increase in funeral revenue, as discussed above. Funeral gross profit margin increased 50 basis points to 21.9 percent for the third quarter of 2008 from 21.4 percent for the same period of 2007.
Segment Discussion—Funeral
     Funeral revenue in the Eastern division funeral segment increased $0.4 million primarily due to an increase in the average revenue per funeral service in our same-store operations of 2.0 percent due primarily to the continued refinement of new funeral packages and pricing, partially offset by a decrease in the number of funeral services performed by our same-store operations of 0.3 percent. Funeral revenue in the Western division funeral segment increased $1.1 million primarily due to a 4.1 percent increase in the average revenue per funeral service in our same-store operations due primarily to the continued refinement of new funeral packages and pricing, partially offset by a 1.9 percent decrease in the number of funeral services performed by same-store operations. Funeral revenue in the corporate trust management segment increased $0.1 million due to a $0.2 million increase in funeral trust earnings, partially offset by a $0.1 million decline in trust management fees.
     Funeral gross profit for the Eastern division funeral segment increased $0.8 million primarily due to an increase in revenue, as discussed above, and a decrease in expenses. The decrease in expenses is primarily due to a decrease in salaries and wages. Funeral gross profit for the Western division funeral segment decreased $0.2 million. As demonstrated in the table above, the same-store cremation rate increased for the Eastern division and decreased for the Western division.
Cemetery Operations

	Three Months Ended July 31,
			Increase
	2008	2007	(Decrease)
	(In millions)
Cemetery Revenue:
Eastern Division	$32.8	$34.3	$(1.5)
Western Division	26.8	23.9	2.9
Corporate Trust Management (1)	2.3	2.5	(.2)

Total Cemetery Revenue	$61.9	$60.7	$1.2

Cemetery Costs:
Eastern Division	$28.4	$29.6	$(1.2)
Western Division	20.3	18.7	1.6
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$48.9	$48.5	$.4

Cemetery Gross Profit:
Eastern Division	$4.4	$4.7	$(.3)
Western Division	6.5	5.2	1.3
Corporate Trust Management (1)	2.1	2.3	(.2)

Total Cemetery Gross Profit	$13.0	$12.2	$.8

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2008 and 2007 were $1.3 million and $1.4 million, respectively, and cemetery trust earnings for the three months ended July 31, 2008 and 2007 were $1.0 million and $1.1 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations—Cemetery
     Cemetery revenue from continuing operations increased $1.2 million, or 2.0 percent, from $60.7 million for the quarter ended July 31, 2007 to $61.9 million for the quarter ended July 31, 2008. This increase is primarily due to a $1.4 million increase in construction on various cemetery projects and a $0.8 million increase in cemetery merchandise delivered and services performed. These increases were partially offset by a $1.2 million, or 4.4 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions.
     Perpetual care trust earnings for the quarter ended July 31, 2008 amounted to $2.6 million compared to $2.5 million for the same period in 2007.
     Cemetery gross profit increased $0.8 million to $13.0 million for the third quarter of 2008 compared to $12.2 million for the same period of 2007. The increase in gross profit is primarily due to the increase in revenue, as discussed above. Cemetery gross profit margin increased by 90 basis points to 21.0 percent for the third quarter of 2008 from 20.1 percent for the same period of 2007.
Segment Discussion—Cemetery
     Cemetery revenue in the Eastern division cemetery segment decreased $1.5 million primarily due to a $1.9 million decrease in revenue recognition resulting from contracts for which we have not collected 10 percent of the sale. Cemetery revenue in the Western division cemetery segment increased $2.9 million primarily due to a $1.4 million increase in construction on various cemetery projects. Cemetery revenue in the corporate trust management segment decreased $0.2 million due to a $0.1 million decline in cemetery trust earnings and a $0.1 million decline in trust management fees.
     Cemetery gross profit for the Eastern division cemetery segment decreased $0.3 million due to the decrease in cemetery revenue, as discussed above, partially offset by a decrease in expenses. The decrease in cemetery expenses is primarily due to the decline in cemetery costs related to contracts for which we have not collected 10 percent of the sale. Cemetery gross profit for the Western division cemetery segment increased $1.3 million primarily due to an increase in revenue as discussed above.
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
     While the current economic downturn has continued to impact cemetery property sales in our Eastern division in the quarter ended July 31, 2008, a triggering event has not occurred. As of July 31, 2008, we have $26.0 million of cemetery goodwill recorded related to the Eastern division which would be the maximum potential future charge, although the amount of any future charge would depend on the results of the fair value assessment required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”),” and cannot be predicted with any certainty at this time.
Other
     The effective tax rate for continuing operations for the three months ended July 31, 2008 was 37.0 percent compared to 31.9 percent for the same period in 2007. The reduced rate in 2007 was primarily due to a tax benefit of $0.8 million attributable to the completion of an audit by the Commonwealth of Puerto Rico for tax periods 1999, 2000 and 2001.
     We incurred $0.3 million in hurricane related charges in the third quarter of fiscal 2008 primarily due to legal costs associated with ongoing litigation. We incurred $0.2 million in hurricane related charges for the third quarter of fiscal 2007 primarily due to repairs at locations damaged by Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 15 to the condensed consolidated financial statements.
     Interest expense decreased $0.2 million to $6.0 million for the third quarter of 2008 due to a 118 basis point decrease in the average rate during the quarter primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007. The senior convertible notes carry an average interest rate of 3.25 percent.
     Investment and other income, net decreased $0.2 million to $0.6 million due primarily to a decrease in the average rate earned on our cash balances from 4.83 percent in the third quarter of 2007 to 1.42 percent in the third quarter of 2008.
     As a result of the $250.0 million senior convertible note transaction in June 2007, we recorded a charge for the loss on the early extinguishment of debt of $0.7 million during the third quarter of 2007.
     Our weighted average diluted shares outstanding decreased to 92.4 million shares for the quarter ended July 31, 2008 compared to 102.7 million shares for the same period in 2007. The decrease is primarily due to our stock repurchase program in which we have repurchased $48.4 million, or 6.6 million shares, of our Class A common stock, yielding a positive impact on earnings per share. In June 2008, we announced an increase in the stock repurchase program from $50.0 million to $75.0 million leaving us with $26.6 million available under the current program.
Preneed Sales into and Deliveries out of the Backlog
     Net preneed funeral sales increased 5.6 percent during the third quarter of 2008 compared to the corresponding period in 2007 despite current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $45.7 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $19.6 million related to insurance-funded preneed funeral contracts) during the three months ended July 31, 2008 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $44.5 million (including $18.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $37.5 million for the three months ended July 31, 2008, compared to $35.5 million for the corresponding period in 2007, resulting in net additions to the backlog of $8.2 million and $9.0 million for the three months ended July 31, 2008 and 2007, respectively.

Nine Months Ended July 31, 2008 Compared to Nine Months Ended July 31, 2007—Continuing Operations
Funeral Operations

	Nine Months Ended July 31,
	2008	2007	Increase
	(In millions)
Funeral Revenue:
Eastern Division	$90.0	$89.1	$.9
Western Division	114.8	109.4	5.4
Corporate Trust Management (1)	14.1	13.9	.2

Total Funeral Revenue	$218.9	$212.4	$6.5

Funeral Costs:
Eastern Division	$73.8	$73.7	$.1
Western Division	88.9	86.2	2.7
Corporate Trust Management (1)	.6	.5	.1

Total Funeral Costs	$163.3	$160.4	$2.9

Funeral Gross Profit:
Eastern Division	$16.2	$15.4	$.8
Western Division	25.9	23.2	2.7
Corporate Trust Management (1)	13.5	13.4	.1

Total Funeral Gross Profit	$55.6	$52.0	$3.6

Same-Store Analysis

	Change in Average		Change in	Same-Store
	Revenue Per		Same-Store	Cremation Rate
	Funeral Service		Funeral Services	2008	2007
Eastern Division	.5%		.4%	35.9%	35.0%
Western Division	3.6%		2.1%	42.9%	42.3%
Total	2.3	% (1)	1.4%	39.9%	39.2%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2008 and 2007 were $4.0 million and $4.4 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented, not in the Eastern or Western divisions’ average revenue per funeral service. Funeral trust earnings for the nine months ended July 31, 2008 and 2007 were $10.1 million and $9.5 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue from continuing operations increased $6.5 million, or 3.1 percent, from $212.4 million for the nine months ended July 31, 2007 to $218.9 million for the nine months ended July 31, 2008. We achieved a 1.4 percent increase in same-store funeral services performed, or 614 events, to 45,126 events. Our same-store funeral operations achieved a 1.9 percent increase in the average revenue per traditional funeral service and a 3.2 percent increase in the average revenue per cremation service due primarily to the continued refinement of new funeral packages and pricing. These increases were offset by a shift in mix to lower-priced cremation services resulting in an overall increase in our same-store average revenue per funeral service, including trust earnings, of 2.3 percent.

The cremation rate for our same-store operations was 39.9 percent for the nine months ended July 31, 2008 compared to 39.2 percent for the corresponding period in 2007.
     Funeral gross profit increased $3.6 million to $55.6 million for the first nine months of fiscal year 2008 compared to $52.0 million for the same period of fiscal year 2007 primarily due to the increase in revenue, as noted above. Funeral gross profit margin increased 90 basis points to 25.4 percent for the first nine months of fiscal year 2008 from 24.5 percent for the same period in 2007.
Segment Discussion—Funeral
     Funeral revenue in the Eastern division funeral segment increased $0.9 million primarily due to a 0.5 percent increase in average revenue per funeral service in same-store operations and a 0.4 percent increase in the number of funeral services performed by same-store operations. Funeral revenue in the Western division funeral segment increased $5.4 million primarily due to a 3.6 percent increase in the average revenue per funeral service in same-store operations and a 2.1 percent increase in the number of funeral services performed by same-store operations. Funeral revenue in the corporate trust management segment increased $0.2 million primarily due to a $0.6 million increase in funeral trust earnings, partially offset by a $0.4 million decrease in trust management fees.
     Funeral gross profit for the Eastern division funeral segment increased $0.8 million primarily due to an increase in revenue, as discussed above. Funeral gross profit for the Western division funeral segment increased $2.7 million primarily due to an increase in revenue, as discussed above. As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division.
Cemetery Operations

	Nine Months Ended July 31,
			Increase
	2008	2007	(Decrease)
		(In millions)
Cemetery Revenue:
Eastern Division	$98.0	$108.5	$(10.5)
Western Division	73.7	68.4	5.3
Corporate Trust Management (1)	7.0	7.2	(.2)

Total Cemetery Revenue	$178.7	$184.1	$(5.4)

Cemetery Costs:
Eastern Division	$86.0	$91.0	$(5.0)
Western Division	56.9	54.4	2.5
Corporate Trust Management (1)	.7	.4	.3

Total Cemetery Costs	$143.6	$145.8	$(2.2)

Cemetery Gross Profit:
Eastern Division	$12.0	$17.5	$(5.5)
Western Division	16.8	14.0	2.8
Corporate Trust Management (1)	6.3	6.8	(.5)

Total Cemetery Gross Profit	$35.1	$38.3	$(3.2)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2008 and 2007 were $3.8 million and $4.0 million, respectively, and cemetery trust earnings for both the nine months ended July 31, 2008 and 2007 were $3.2 million. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations—Cemetery
     Cemetery revenue from continuing operations decreased $5.4 million, or 2.9 percent, from $184.1 million for the nine month period ending July 31, 2007 to $178.7 million for the nine month period ending July 31, 2008. The decrease is due primarily to a $4.3 million decrease in construction on various cemetery projects. Last year, we experienced growth due to focused efforts to reduce the production backlog in existing cemetery projects. We also experienced a $4.2 million, or 5.0 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. The decreases were partially offset by a $2.5 million, or 3.7 percent, increase in cemetery merchandise delivered and services performed.
     Perpetual care trust earnings for the nine months ended July 31, 2008 amounted to $8.0 million compared to $7.3 million for the nine months ended July 31, 2007.
     Cemetery gross profit decreased $3.2 million from $38.3 million in the first nine months of fiscal year 2007 to $35.1 million in the first nine months of fiscal year 2008. Cemetery gross profit margin decreased 120 basis points to 19.6 percent in the first nine months of fiscal year 2008 from 20.8 percent in the first nine months of fiscal year 2007. The decrease in gross profit is primarily related to the decrease in cemetery revenue, as noted above.
Segment Discussion—Cemetery
     Cemetery revenue in the Eastern division cemetery segment decreased $10.5 million primarily due to a $5.8 million decrease in construction during the first nine months of fiscal year 2008 on various cemetery development projects and a $3.7 million, or 6.8 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. Cemetery revenue in the Western division cemetery segment increased $5.3 million primarily due to a $1.8 million increase in cemetery commission income related to a new program to manage the cemetery sales of the Archdiocese of Los Angeles, a $1.6 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third-party and a $1.6 million increase in cemetery merchandise delivered and services performed. Cemetery revenue in the corporate trust management segment decreased $0.2 million due to a $0.2 million decline in trust management fees.
     Cemetery gross profit for the Eastern division cemetery segment decreased $5.5 million due to the decrease in cemetery revenue, as discussed above, partially offset by a decrease in expenses. The decrease in cemetery expenses is primarily due to a decrease in costs on construction on various cemetery projects. Cemetery gross profit for the Western division cemetery segment increased $2.8 million primarily due to an increase in revenue, as discussed above.
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
     While the current economic downturn has continued to impact cemetery property sales in our Eastern division in the quarter ended July 31, 2008, a triggering event has not occurred. As of July 31, 2008, we have $26.0 million of cemetery goodwill recorded related to the Eastern division which would be the maximum potential future charge, although the amount of any future charge would depend on the results of the fair value assessment required under SFAS No. 142, “Goodwill and Other Intangible Assets,” and cannot be predicted with any certainty at this time.
Other
     The effective tax rate for continuing operations for the nine months ended July 31, 2008 was 37.0 percent compared to 29.4 percent for the same period in 2007. The reduced rate in 2007 was primarily due to a tax benefit of $3.4 million resulting from the utilization of a capital loss carryforward, which was not previously recorded because we were uncertain we could generate sufficient capital gain income prior to its expiration at the end of fiscal 2007. We also recorded a tax benefit of $0.8 million in the nine months ended July 31, 2007 attributable to the completion of an audit by the Commonwealth of Puerto Rico for tax periods 1999, 2000 and 2001. The difference between the effective tax rate and the statutory tax rate of 35.0 percent is primarily due to a percentage increase caused by state income taxes offset by a percentage decrease caused by a dividend exclusion.
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
     Corporate general and administrative expenses increased $1.1 million to $24.2 million for the first nine months of fiscal 2008. The increase was primarily due to a $1.5 million increase in costs related to the continuous improvement initiative that began in the first quarter of 2008 and a $1.4 million increase in information technology costs due in part to the implementation of new business systems and a web development project in the current year. The increases were partially offset by a $1.1 million decrease in professional fees and a $0.9 million decrease in depreciation expense for the nine months ended July 31, 2008 due to the accelerated depreciation in the prior year of our previous computer software systems associated with the implementation of the new business systems in the prior year.
     We recorded $0.6 million in separation charges during the nine months ended July 31, 2007 primarily related to separation pay of a former executive officer who retired in the first quarter of 2007.
     We incurred $0.4 million in hurricane related charges in the first nine months of fiscal 2008 primarily due to legal costs associated with ongoing litigation, compared to $2.3 million in hurricane related charges for the same period in 2007 primarily due to repairs at locations damaged by Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 15 to the condensed consolidated financial statements.
     Interest expense decreased $1.3 million to $18.0 million for the nine months ended July 31, 2008 due to a 174 basis point decrease in the average rate primarily related to the issuance of the $250.0 million senior convertible notes in fiscal year 2007. The senior convertible notes carry an average interest rate of 3.25 percent.
     Other operating income, net decreased $0.7 million to $0.8 million for the nine months ended July 31, 2008. The decrease is primarily due to the sale of excess cemetery property and proceeds related to the sale of an investment during the nine months ended July 31, 2007.
     Investment and other income, net decreased $0.7 million to $1.7 million due primarily to a decrease in the average rate earned on our cash balances from 4.82 percent in the first nine months of fiscal year 2007 to 2.08 percent for the first nine months of fiscal year 2008.
     As a result of the $250.0 million senior convertible note transaction in June 2007, we recorded a $0.7 million charge for the loss on early extinguishment of debt during the nine months ended July 31, 2007.
     Our weighted average diluted shares outstanding decreased to 94.7 million shares for the nine months ended July 31, 2008 compared to 104.4 million shares for the same period in 2007. The decrease is primarily due to our $75.0 million stock repurchase program in which we have repurchased $48.4 million, or 6.6 million shares, of our Class A common stock, yielding a positive impact on earnings per share.
     Cash and cash equivalents decreased $22.9 million from October 31, 2007 to July 31, 2008 primarily due to $48.4 million in stock repurchases that occurred under our current stock repurchase program. Current receivables increased $17.6 million from October 31, 2007 to July 31, 2008 primarily due to a $10.4 million income tax refund receivable being reclassified from receivables due beyond one year to current receivables as of July 31, 2008 and a $4.3 million income tax receivable recorded in the third quarter of 2008 related to a change in income tax accounting methods. Deferred income taxes decreased $11.8 million from October 31, 2007 to July 31, 2008 primarily due to a change in income tax accounting methods which resulted in an $8.9 million reduction. See Note 16 to the condensed consolidated financial statements for additional information on these income tax related items that occurred in the third quarter of 2008. The increase in other long-term liabilities of $5.9 million from October 31, 2007 to July 31, 2008 was primarily due to a $4.5 million increase due to the adoption of FIN 48 in the first quarter of 2008.
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
Preneed Sales into and Deliveries out of the Backlog
     Net preneed funeral sales decreased 3.6 percent during the nine months ended July 31, 2008 compared to the corresponding period in 2007 due in part to current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $129.6 million in preneed sales to our funeral and cemetery merchandise and services backlog (including $56.4 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2008 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to sales of $132.8 million (including $56.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet. Revenues recognized on deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $114.7 million for the nine months ended July 31, 2008, compared to $109.6 million for the corresponding period in 2007, resulting in net additions to the backlog of $14.9 million and $23.2 million for the nine months ended July 31, 2008 and 2007, respectively.
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
     We have initiated discussions with members of our bank group regarding the renewal of the $125.0 million revolving credit facility which is set to expire in November 2009. As of July 31, 2008, there were no amounts drawn on the facility. Our availability under the revolving credit facility, after giving consideration to $14.6 million in outstanding letters of credit and a $30.8 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trust funds in Florida, was $79.6 million as of July 31, 2008. Our $200.0 million senior notes are not redeemable until February 15, 2009 and mature on February 15, 2013. We also have $250.0 million in senior convertible notes, half of which mature in 2014 and the other half of which mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     We currently pay quarterly cash dividends of two and one-half cents per share on our Class A and B common stock, which amounted to $7.1 million for the nine months ended July 31, 2008. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.6 million remains available as of July 31, 2008. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending upon market conditions and other factors.
Cash Flow
     Our operations provided cash of $52.3 million for the nine months ended July 31, 2008, compared to $54.8 million for the corresponding period in 2007. The decrease is primarily due to $3.2 million of business interruption insurance proceeds and $1.5 million of insurance proceeds, net of expenses, related to Hurricane Katrina, received in fiscal year 2007. In addition, we paid $9.0 million in net tax payments in the first nine months of 2007 compared to net tax payments of $11.8 million in the first nine months of 2008.
     Our investing activities resulted in a net cash outflow of $21.1 million for the nine months ended July 31, 2008, compared to a net cash outflow of $26.3 million for the comparable period in 2007. The change is primarily due to the fact that we purchased several properties in the nine months ended July 31, 2007 resulting in a net cash outflow of $6.1 million compared to $1.4 million in the nine months ended July 31, 2008. For the nine months ended July 31, 2008, capital expenditures amounted to $20.4 million, which included $12.4 million for maintenance capital expenditures, $0.5 million for growth initiatives, $2.9 million related to Hurricane Katrina and $4.6 million related to the implementation of new business systems. For the nine months ended July 31, 2007, capital expenditures were $23.1 million, which included $11.5 million for maintenance capital expenditures, $2.2 million for growth initiatives, $5.5 million related to Hurricane Katrina and $3.9 million related to the implementation of new business systems. In the nine months ended July 31, 2008, there were no insurance proceeds related to hurricane damaged properties compared to $1.4 million in the same period in 2007.
     Our financing activities resulted in a net cash outflow of $54.1 million for the nine months ended July 31, 2008, compared to a net cash outflow of $17.5 million for the comparable period in 2007. This change is primarily due to net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt) in the nine months ended July 31, 2007. There were $0.2 million in debt repayments in the nine months ended July 31, 2008. In June 2007, we issued $250.0 million in senior convertible notes. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $5.6 million. Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million, compared to $48.6 million in cash outflows related to our current stock repurchase program for the same period in 2008.
Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2008.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$450.1	$—	$—	$200.0	$250.1
Interest on long-term debt (2)	119.4	20.6	41.3	41.3	16.2
Operating and capital lease obligations (3)	28.9	1.1	7.2	3.7	16.9
Non-competition and other agreements (4)	1.4	.4	.7	.3	—

	$599.8	$22.1	$49.2	$245.3	$283.2

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2008.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 15 years, except for six leases that expire between 2032 and 2039. In the first quarter of 2008, we entered into a capital lease for equipment with a two-year term for approximately $0.4 million. Our future minimum lease payments as of July 31, 2008 are $1.1 million, $4.1 million, $3.1 million, $2.1 million, $1.6 million, and $16.9 million for the years ending October 31, 2008, 2009, 2010, 2011, 2012 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. This category also includes separation pay related to former executive officers.
     We have contingent obligations that include uncertain tax positions for which we are unable to make an estimate of the timing of future cash settlements at this time.
     As of July 31, 2008, our outstanding debt balance was $450.1 million, consisting of $250.0 million of senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2008.

Other, Principally
	Revolving	Senior		Seller Financing
Fiscal Year Ending	Credit	Convertible	Senior	of Acquired
October 31,	Facility	Notes	Notes	Operations	Total
2008	$—	$—	$—	$—	$—
2009	—	—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
Thereafter	—	250.0	200.0	.1	450.1

Total long-term debt	$—	$250.0	$200.0	$.1	$450.1

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2008 consist of the following items:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2007. Except as described below, there have been no material changes in the Company’s market risk from that disclosed in our Form 10-K for the fiscal year ended October 31, 2007. For a discussion of market value as of July 31, 2008 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.
     As of July 31, 2008 and October 31, 2007, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $456.2 million and $455.7 million, respectively, compared to fair values of $457.7 million and $457.1 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 50 basis points for July 31, 2008 and October 31, 2007 would result in changes of approximately $11.9 million and $13.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
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
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Potential continuing uncertainty resulting from the recent Service Corporation International (“SCI”) acquisition proposal and related matters may adversely affect our business and cause volatility in the trading price of our common stock.
     On July 7, 2008, our Board of Directors rejected an unsolicited proposal from SCI to acquire all of our outstanding shares for $9.50 per share in cash. In a letter dated June 25, 2008, SCI invited us to enter into negotiations regarding the possible combination of the two companies. In the letter, SCI stated that were it to be given access to certain non-public, non-competitively-sensitive information about our overhead and trust management structure, it might be able to improve its offer, suggesting a potential range of $10.25 per share to $11.25 per share. Our Board of Directors carefully evaluated the terms of the proposal and unanimously concluded that it is in the best interests of Stewart Enterprises and its shareholders to reject the proposal as inadequate.
     On July 23, 2008, we issued a press release announcing that our Board of Directors met to consider another letter from SCI dated July 21, 2008 offering $11.00 per share in cash for all of our outstanding shares, subject to the negotiation of mutually satisfactory definitive written agreements and the completion of certain limited, confirmatory due diligence. At the meeting, our Board of Directors unanimously approved the formation of a committee of independent directors (the “Independent Committee”) to evaluate alternatives available to us to maximize shareholder value, and authorized the Independent Committee to hire an investment banker or other advisors as it deems appropriate.
     On August 28, 2008, we announced that the Independent Committee has retained Goldman, Sachs & Co. as financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as special legal counsel, in connection with the Board’s evaluation of strategic alternatives available to us to maximize shareholder value. We also announced that the Independent Committee has commenced the process of working with its advisors and management to collect information and analyze all strategic alternatives available to us. The Independent Committee intends to conduct a thorough evaluation of all strategic alternatives to determine the course of action that is in the best interests of the Company and its shareholders. Neither the Independent Committee nor the Board intends to provide any update with respect to the review of potential strategic alternatives until the Board has approved a definitive course of action.
     On August 28, 2008, we also announced that Chairman of the Board, Frank B. Stewart, Jr., who currently controls approximately 34 percent of our voting power, has advised the Board that he is fully supportive of the process being undertaken by the Independent Committee, has not made any decisions regarding the outcome of the process, and plans to wait until the Board has had the opportunity to review the appropriate information and analysis presented by the Independent Committee to the full Board before making any decisions regarding his plans or views. Under Louisiana law and our articles of incorporation, the affirmative vote of at least two-thirds of the voting power present is required to approve certain major transactions, including a merger, and any amendments to our articles of incorporation.
     The review and consideration of the SCI proposal and other strategic alternatives has been, and may continue to be, a distraction for our management and employees and will require a significant amount of our time and resources. SCI’s proposal may also create uncertainty for our current and potential customers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. This has also created uncertainty for our employees, and this uncertainty could cause low morale and may adversely affect our ability to retain key employees and to hire new talent. These consequences, alone or in combination, may harm our business.
     We also believe that as a result of SCI’s proposal and the speculation concerning the potential sale, the trading price of our common stock may be subject to wide price fluctuations. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum
			shares	approximate dollar
			purchased as	value of shares that
	Total number	Average	part of publicly-	may yet be
	of shares	price paid	announced plans	purchased under the
Period	purchased	per share	or programs(1)	plans or programs
May 1, 2008 through May 31, 2008	1,000,000	$6.91	1,000,000	$5,918,049

June 1, 2008 through June 30, 2008	268,708	$6.75	268,708	$29,104,970

July 1, 2008 through July 31, 2008	349,492	$7.25	349,492	$26,571,185

Total	1,618,200	$6.96	1,618,200	$26,571,185

(1)	On September 19, 2007, we announced that our Board of Directors had authorized a new $25.0 million stock repurchase program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, we announced a $25.0 million increase in this program. On June 19, 2008, we announced an additional $25.0 million increase to the program, which increased the program to $75.0 million. As of July 31, 2008, we had repurchased 6.6 million shares for $48.4 million at an average price of $7.32 per share under this program.
Item 5. Other Information
     On September 8, 2008, the Board of Directors approved an amendment to our bylaws and to our indemnity agreements with directors primarily designed to make clear that a director’s rights to indemnification and advancement of expenses vest at the time he begins to serve as a director, cannot be diminished after that time, and continue after he ceases to serve as a director. The amended and restated bylaws and the amendment to the indemnity agreements are filed as exhibits to this report.

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 23, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Amendment No. 2 to Employment Agreement dated May 1, 2008 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

10.2	Amendment No. 1 to Employment Agreement dated May 1, 2008 between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

10.3	Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective June 18, 2008

10.4	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 1, 2008

10.5	Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors

10.6	Amendment to Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective June 17, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
September 9, 2008	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

September 9, 2008	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
3.2	By-laws of the Company, as amended and restated as of September 8, 2008

10.3	Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective June 18, 2008

10.4	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 1, 2008

10.5	Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors

10.6	Amendment to Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective June 17, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer