Form 10-K
period 2008-10-31
STEWART ENTERPRISES INC
filed 2008-12-18
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2008, was approximately $558,000,000.
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of November 30, 2008, was 88,783,127 and 3,555,020, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement in connection with the 2009 annual meeting of shareholders are incorporated in Part III of this Report.

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
PART I
Item 1. Business
Operations
          Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2008, our operations included 221 funeral homes and 139 cemeteries in 24 states within the United States and in Puerto Rico.
          General. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 110 funerals and 150 burials per year, our facilities perform an average of approximately 270 funerals and 360 burials per year. In addition, approximately 41 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.
          We operate most of our funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of caskets and other merchandise and, most significantly, personnel, including prearrangement sales personnel; thus, we are able to reduce our costs and expand our sales and marketing effectiveness at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management of operations.
          Funeral operations. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Funeral operations accounted for 54 percent of our revenues for fiscal year 2008.
          Cemetery operations. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. Cemetery operations accounted for approximately 46 percent of our revenues for fiscal year 2008, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 38 percent of our total cemetery acreage is available for future development.
          Combination funeral home and cemetery operations. Approximately 47 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home nearby. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment and personnel, including a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 37 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.
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
          In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2008, six of these funeral homes were operating. The leases expire in 2039, and we do not have an option to renew. We account for these leases as operating leases. In October 2007, we further expanded our relationship with the Archdiocese of Los Angeles and entered into a contract to manage the preneed sales at eleven of the Archdiocese cemeteries.
          We have a mausoleum construction and sales business, Acme Mausoleum Corporation (“ACME”), which constructs community mausoleums on third-party cemetery property and assists in the selling effort of these crypts, primarily in Louisiana and Texas. In return for these services, ACME receives a sales commission for the crypts sold and construction revenue. Over the last 50 years, ACME has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states.
          Preneed arrangements. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. Certain of these preneed sales arrangements are funded by insurance arrangements and some by trust and escrow accounts. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,000 commissioned sales counselors. We estimate that as of October 31, 2008, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using projected returns) represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.
          Trusts and escrow accounts. Because preneed services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under preneed contracts be placed into trust accounts. Generally, the earnings on and principal of the amounts placed in trust are not withdrawn until the underlying service or merchandise is delivered. In addition, pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales (interment rights) is deposited into perpetual care trusts. The income from these trusts is used to defray the cost of maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, we maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Differing state laws govern preneed sales, including matters such as required deposits, permitted withdrawals and customers’ rights regarding contract cancellation, and generally require prudent investment of fund assets. For further discussion of these trusts and escrow accounts, see Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
          Because of our focus on preneed sales and related trusting activities that accompany selling preneed, our business is impacted by changes in financial markets. During fiscal year 2008, and particularly during our fourth fiscal quarter, the United States and global economies have experienced significant declines. For example, from November 1, 2007 to October 31, 2008, the Standard and Poor’s 500 Index (“S&P 500 Index”) declined 37.5 percent from 1,549.38 to 968.75, and during our fourth fiscal quarter, the S&P 500 Index declined 23.6 percent from 1,267.38 to 968.75. Among other events, during our fourth fiscal quarter of 2008, investment bank Lehman Brothers Holdings, Inc. declared bankruptcy and several financial institutions failed, including Washington Mutual, Inc., the largest bank failure in American history. The United States federal government has provided financing to and invested in a number of financial institutions. Our trust accounts held securities issued by some of these companies that have been rendered worthless or practically worthless by these events, and we have treated these losses as realized. Primarily as a result of these developments, during fiscal year 2008 we realized aggregate net losses of $35.1 million in our preneed funeral and cemetery merchandise and services trusts and recorded a $7.4 million tax valuation allowance. In addition, we realized aggregate net losses of $9.7 million in our cemetery perpetual care trusts. We recorded a related charge for the estimated probable funding obligation to restore net realized losses of $13.3 million in certain of our cemetery perpetual care trusts. In addition, the market values of our trust assets have declined substantially. Unless the market values of our trust assets increase substantially, we expect to report lower earnings and reduced cash flows from our trusts and lower trust management fees. The preneed contracts we manage are long-term in nature, and we believe the trust investments have the potential over the long-term to appreciate in value. However, whether they will appreciate and over what time period are unknown. For additional information, see Item 1A. “Risk Factors.”
          Notwithstanding the decline in the value of our trust portfolio, we believe that the balances in our trusts and escrow accounts, along with expected future earnings on the balances, insurance proceeds and installment payments under contracts will be sufficient to cover our estimated cost of providing the related preneed services and products in the future. For additional information, see Item 1A. “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
          Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our investment portfolio and for our preneed funeral and cemetery merchandise and services trust and escrow accounts and our cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services for a fee based on the market value of the assets in the trust. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 21 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940. As of October 31, 2008, ITI managed assets with a market value of approximately $637.8 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. The Investment Committee of our Board of Directors has adopted an investment policy statement that provides guidance on security selection, emphasizes diversification and balances long-term growth objectives with the need for current income. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match or exceed inflation. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
          Customization, personalization and packages. Our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise in the context of both traditional burials and cremations. We have responded to these changing preferences by, among other things, training our funeral arrangers to offer our customers a broad range of options, such as designing a funeral service to reflect the special interests or accomplishments of the deceased. We developed a custom funeral planning program that as of 2006 was implemented in all of our funeral homes and is part of our regular training process. We are also changing the way our product offerings are displayed at our locations, making it easier for our customers to appreciate our wider selection. We continually evaluate our funeral packages which provides value to our families by simplifying the selection process while enhancing the services we provide. We believe that our product and service offerings have enhanced the experiences provided to families at our funeral homes and have contributed to increased revenues per sale.
          Enhanced cremation and alternative service offerings. In fiscal years 2008, 2007 and 2006, 40 percent, 39 percent and 39 percent, respectively, of the funeral services we performed in our continuing operations were cremations. A significant trend in the United States is an increasing preference of consumers for cremation. According to industry estimates, 34 percent of funeral services in the United States during 2006 resulted in cremations, and cremations are expected to represent 39 percent of funeral services in the United States by the year 2010. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations. Our 23 alternative service firms are generally located in leased premises and have lower overhead than traditional funeral homes. These firms primarily offer direct cremations with limited additional products and services. Although death care arrangements at these locations are typically less expensive than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets.
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
          As of October 31, 2008, we were divided into two geographic operating divisions in the United States, each of which was managed by a division president and chief financial officer. Our operating divisions are further divided into regions, each of which is managed by a regional vice president. During fiscal year 2008, we named a senior vice president of operations to oversee both geographic operating divisions with the intent to further drive our “Best in Class” initiative and increase focus on improving operations. The division presidents report to the senior vice president of operations. We also have a Corporate division, which manages our corporate services, such as accounting and treasury, information systems, human resources, training and communications, and a Sales and Marketing division responsible for sales teams in all operating divisions. From time to time, we may increase, reduce or realign our divisions and regions.
          Centralized support services. Our shared services center, which we opened in 1997, was developed for the standardization and centralization of all of our facilities’ administrative and support processes such as accounting, management reporting, payroll, trust administration, contract processing, accounts payable processing, accounts receivable collection and other services. It allows us to decrease our costs without diminishing service by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance telephone services. In 2006, we instituted a centralized purchasing department to leverage our size and negotiate more favorable supplier contracts. During 2007, we implemented a new financial software system and in 2008 a new payroll system which have created efficiencies. We are also implementing a new contract processing industry-specific software system in 2009 that is expected to create further efficiencies. As we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved through our Shared Services Center and expect to manage much of our growth with our existing infrastructure. Additionally, we have a centralized formal training program and began implementation of a standardized marketing approach to enhance sales effectiveness.
          Financial information about industry and geographic segments. For financial information about our industry and geographic segments for fiscal years 2008, 2007 and 2006, see Note 21 to our consolidated financial statements included in Item 8.
Business Strategy
          Implement long-term strategic plan. Our long-term business strategy has three components: our “Best in Class” initiative, our “Innovation” initiative and our “Acquisition” initiative. Our focus for fiscal year 2008 was on our “Best in Class” initiative. This initiative aims to improve performance at the rooftop level by giving all managers the same key metrics by which they can measure their performance and by providing tools to facilitate the sharing of best practices by key metric across the organization. For example, one of the key metrics is the change in the number of funeral calls. If funeral calls are below expectations, our program provides various suggestions taken from our best performing locations that the manager can use to help grow funeral calls. We will also seek to strengthen our performance-oriented company culture and to refocus management time and attention on improving field operations. The goal of our “Best in Class” initiative is to generate a higher return on assets and to grow profits and cash flow.
          “Best in Class” focuses on increasing average revenue per event, improving field labor productivity, leaning initiatives to reduce overhead and looking at locations that are not producing acceptable levels of profitability to determine if changes can be made to achieve “Best in Class” results or if divestiture is the more prudent option. We are also focusing more attention on improving cremation profitability. We are allocating resources to train funeral directors with regard to cremation offerings and are focusing on improving product offerings and family presentations. We have restructured our training department to better align our training with our “Best in Class” initiative and the use of empirical data for improvement opportunities. We have established a Continuous Improvement department to coordinate and facilitate the increased focus on improving processes to eliminate waste and inefficiency. Efforts are presently focused on contract processing, which is our largest single company process, with many other initiatives in the pipeline. We are analyzing performance at each rooftop and underperforming businesses will be analyzed for training needs, standardization of processes and implementation of “Best in Class” to improve results. Any potential future divestitures will be determined based on performance, demographics, and proximity to other locations.
          Our “Innovation” initiative seeks to generate new tangential growth opportunities not tied to the growth of our base business. We have begun to lay the ground work for this component of our strategic plan with our investment, along with other industry participants, in an Internet start-up company called Tributes.com. The purpose of this initiative is to capture revenue and profit streams from the creation of meaningful, significant and lasting remembrances that either complement or substitute for obituary notices. Currently, Stewart field locations incur labor costs for the development of obituary notices but do not receive any compensation from the publications that receive a fee for publishing the notice. This initiative is intended to allow us to capture market share in the existing obituary revenue stream in each of the communities in which we operate. While still in start-up mode, we believe this initiative will have significant benefit to both Stewart and the industry. Additionally, we are beginning other initiatives with the goal of generating new revenue and profit sources from web commerce. We have modified web pages for all of our locations to further implement this initiative, and aim to expand our customer base beyond our at-need or preneed customers to their relatives and friends or anyone who reaches our websites or visits our facilities.

          Our “Acquisition” initiative is to acquire businesses and implement our “Best in Class” initiatives in these newly-acquired businesses. Our “Acquisition” initiative will be ongoing and will proceed as appropriate acquisition opportunities are identified. We deliberately slowed investigation of businesses to acquire while the “Best in Class” initiative was being initially implemented, and plan to focus more attention on this initiative in fiscal year 2009. We will evaluate acquisition opportunities that make sense for our business strategy at prices we believe will result in satisfactory returns.
          Improve key metrics. We continue to believe that increasing cemetery property sales, funeral calls and preneed funeral sales is important to the growth of our business. These goals have been a key focus for the last four fiscal years, and we plan to continue to focus on them as we implement our “Best in Class” initiative.
          We view preneed cemetery property sales as the catalyst for growth in our cemetery segment as they create a customer base for all our businesses. These sales also result in high margins and produce positive cash flow. We have transitioned to personalized selling, and in addition to responding to requests generated by our media campaigns, our sales people have been successful in obtaining referrals from their existing customer base, allowing them to assist new customers with their cemetery and funeral needs.
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
          Continue focus on improving cash flow and controlling costs. We plan to continue our focus on improving our cash flow and controlling our costs by, among other things, obtaining volume discounts from suppliers and leveraging our operating costs through clustering and combination operations. Additionally, we have been incentivizing local managers to control costs by aligning their compensation more closely to the profitability of the locations they manage. During 2006, we established a director of purchasing position to leverage our size and negotiate more favorable long-term contracts with our supplier base. In 2007, we completed the sale of $250.0 million of convertible notes which will significantly decrease our future interest payments and improve cash flow. In 2008, we formalized a Continuous Improvement department aimed at creating efficiencies and reducing costs.
          Continue focus on customer and employee satisfaction. Part of our strategic plan focuses on putting people first — customers and employees. We have conducted market research to obtain a clearer understanding of customer service expectations and are measuring the results through one of our key metrics — a customer service rating. We also seek to enhance employee satisfaction through professional growth, which includes the implementation of a mentoring program and succession plan for all key employee positions. We continue to invest in the professional growth of our employees through numerous programs.
          Maintain backlog through preneed marketing. We consider maintaining our backlog through preneed marketing to be an integral part of our long-term business strategy. Our primary objective is to balance our preneed sales levels and our cash investments while maintaining a sustainable and predictable level of growth in our backlog. The aging of the population represents a significant opportunity for us to expand our customer base through preneed marketing, as persons over 50 years of age are most likely to make these purchases.
          Deploy cash flow. In evaluating our cash flow deployment opportunities, we generally intend to conserve cash until we are able to renew or replace our revolving credit facility which matures in November 2009. As of October 31, 2008, we had $72.6 million in cash and cash equivalents. While we have nothing drawn on our current facility, as of October 31, 2008, we do have $14.6 million in letters of credit and a $30.8 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trusts in Florida. We believe that the use of our cash to pay dividends, repurchase debt and stock, construct funeral homes on cemeteries of unaffiliated third parties and make acquisitions of or investments in death care or related business are attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. For additional information, see “Liquidity and Capital Resources,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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
          Large public death care companies have also experienced consolidation. In 1999, The Loewen Group, Inc., at the time the second largest provider and a primary competitor for acquisitions, entered into bankruptcy proceedings. In addition, Equity Corporation International, previously the fourth largest public death care company and another of our competitors for acquisitions, merged with Service Corporation International (“SCI”) in 1999. The Loewen Group emerged from bankruptcy as Alderwoods Group, Inc. and was acquired by SCI in November 2006. In June 2008, we received an unsolicited proposal from SCI to acquire all of our outstanding shares for $9.50 per share in cash, which we subsequently rejected. We then received another letter from SCI dated July 21, 2008 offering $11.00 per share in cash for all of our outstanding shares. In October 2008, SCI withdrew its acquisition proposal.
          During the 1990s, we grew rapidly primarily through acquisitions of funeral homes and cemeteries both domestically and abroad, financed by new equity and debt capital. We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing and restructuring debt. During fiscal year 2000 through fiscal year 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 through 2007, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. We believe, at the appropriate pricing, that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure.
          Importance of tradition; barriers to entry. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries. The barriers to entry are lower on the funeral side. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. Additionally, mature markets, including many of the metropolitan areas where our cemeteries are located, are often served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Finally, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return.
          Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2006 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.8 million in 2000 to 98.6 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.
          Growing demand for cremation. A significant trend in the United States is an increasing preference of consumers for cremations. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. For additional information, including information about our strategies to address this trend, see “Operations—Enhanced cremation and alternative service offerings” above.
Competition
          Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of limited services or products. Discount retailers have begun marketing caskets at prices that are sometimes substantially lower than what we offer. Consumers also can now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet. Market share for funeral services and cemetery property is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Market share for funeral and cemetery merchandise is largely a function of price. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of preneed funeral services.
          Traditional cemetery and funeral service operators face competition from the increasing number of cremations in the United States. Additional information about the trend toward cremation and our strategies to address that trend can be found under the heading “Operations—Enhanced cremation and alternative service offerings” above.
Regulation
          Our funeral home operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices, 16 CFR Part 453 (the “Funeral Rule”), which went into effect on April 30, 1984, and was revised effective July 19, 1994. The FTC began reviewing the Funeral Rule in 1999 at which time it conducted hearings to receive input from industry and consumer groups. The FTC has concluded its review and determined that no revisions to the existing regulation are required.
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
          Our operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. For example, state laws impose licensing requirements for funeral homes and funeral directors and regulate preneed sales including our preneed trust activities. Our embalming facilities are subject to stringent environmental and health regulations. We have a department that monitors compliance, and we believe that we are in substantial compliance with the Funeral Rule and all such laws and regulations. Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material effect on our operations and on the death care industry in general. We cannot predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.
Employees
          As of October 31, 2008, we employed approximately 5,400 persons, and we believe that we maintain a good relationship with our employees. Approximately 140 of our employees are represented by labor unions or collective bargaining units.

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
Risks Related to our Business
Our earnings from our trusts can be reduced by declines in stock and bond prices and interest and dividend rates, which can have a significant adverse effect on our gross profit, net earnings and cash flows.
          Because of our preneed sales activities and the related state trusting requirements that accompany preneed sales, our business is impacted by changes in financial markets. We maintain three types of trusts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Our trust assets are generally invested in a mix of equity and fixed-income securities, and dividend and interest earnings and investment gains and losses are affected by financial market conditions that are not within our control. Generally, declines in market performance reduce the earnings in our trusts and reduce our earnings and cash flow. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise in the future and result in there being less funds available to defray the costs of cemetery maintenance. Any such deficiency would have to be covered by operating cash flow, which could have a material adverse effect on our financial position and results of operations. In addition, our subsidiary ITI earns trust management fees based on the fair market value of the trusts managed; therefore, declines in the value of the assets in the trusts decrease the amount of fees we collect and record for trust management.
          In fiscal years 2008, 2007 and 2006, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and ITI trust management fees comprised 7 percent of our revenue and 36 percent, 33 percent and 32 percent of our gross profit, for each respective year. During the fourth quarter of fiscal 2008, as a result of significant declines in the United States markets associated with a rapidly deteriorating economy, we experienced similar sharp declines in the fair market values of the equity investments in our trust portfolios. The value of many corporate bonds and other fixed-income investments also declined. In addition, interest rates have declined, negatively affecting yields available to us for short term fixed-income investments. Unless market conditions improve and the values of our trust investments increase substantially, we expect to report lower earnings and cash flow from our trusts and trust management in future periods. Based on market conditions and realized losses as of October 31, 2008, we believe the decrease in revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care trust earnings and trust management fees for fiscal year 2009 could be as much as $10 million, or approximately 2 percent, of fiscal year 2008 revenue and approximately 10 percent of fiscal year 2008 gross profit. The preneed contracts we manage are long-term in nature, and we believe the trust investments have the potential over the long-term to appreciate in value. However, whether they will appreciate and over what time period are unknown. If market conditions deteriorate or we experience additional realized losses, the decrease would be higher. Additional information regarding our trusts and related risks are described in the risk factors that follow.

Earnings in preneed funeral and cemetery merchandise and services trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower future revenues and cash flows, and potential contract impairment charges.
          Declines in earnings in our preneed funeral and cemetery merchandise and services trusts can cause a decline in our reported future revenues and cash flows. With respect to these trusts, we defer recognition and generally withdrawal of dividends, interest income and realized earnings until the underlying product or service is delivered. Realized gains and losses generally have no immediate impact on our revenues, margins, earnings or cash flow, except to the extent there are tax consequences as described later in these risk factors. Dividends, interest income and realized gains and losses are allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed. In our preneed funeral and cemetery merchandise and services trusts, at October 31, 2008, the fair market value of the investments in the trusts of $483.7 million was $253.6 million lower than our original cost basis of $737.3 million. Unrealized gains and losses are not allocated to contracts; however, over time, gains and losses realized are allocated to the underlying contracts and will affect the amount of earnings we recognize and cash we withdraw at the time the contracts are performed. As of October 31, 2008, we had $240.9 million in earnings that have been realized and allocated to contracts that we will recognize when the underlying contracts are performed. Therefore, significant unrealized losses in these trusts, if they do not recover over time, can limit future earnings available to us. For fiscal year 2008, funeral trust earnings amounted to $13.2 million, and cemetery trust earnings amounted to $4.2 million.
          If the fair market value of these trusts were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. As of October 31, 2008, no such charge was required. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Critical Accounting Policies—Loss Contracts” included in Item 7.
Realized capital losses in preneed funeral and cemetery merchandise and services trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can cause increases in our current period effective tax rate and a reduction of our current period reported net earnings and a reduction in operating cash flows in future periods.
          Approximately one-half of the October 31, 2008 fair market value of our preneed funeral and cemetery merchandise and services trusts are trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred until the contract is performed. For fiscal year 2008, the trusts for which we are the grantor realized net losses of $23.5 million, and the trusts for which the customer is the grantor realized net losses of $14.5 million.
          Realized capital losses in the trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can require us to record a valuation allowance against the related deferred tax asset (capital loss carryforward), which increases our current period effective tax rate and reduces our current period reported net earnings. During our fourth fiscal quarter of 2008, we recorded a tax valuation allowance of $7.4 million related to capital losses realized in our preneed funeral and cemetery merchandise and services trusts for which we are the grantor for tax purposes. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future against which to use the tax benefit of the capital loss (which is limited to five years), when we perform the contract, we will recognize more income and pay higher taxes for tax purposes than we will for book purposes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all of their earnings are service revenue and thus ordinary income to us, and we do not recognize the revenue for either tax or book purpose until the underlying contract is performed.
          As of October 31, 2008, we have approximately $154 million remaining in unrealized losses in trusts for which we are the grantor; hypothetically, if all of these losses were realized at once, this would have resulted in an additional valuation allowance of approximately $62 million, assuming a projected tax rate of 40 percent. We currently have only a limited amount of embedded capital gains that we can generate in our trusts. Also, we have utilized all previous capital gains recorded in tax year 2008 and prior tax years to offset capital losses carried forward from earlier years. Accordingly, if we experience additional realized losses in these trusts and do not have or expect to have future capital gains available (within or outside the trusts) to offset these losses, we would record additional valuation allowances and related reductions of net income.
Earnings in cemetery perpetual care trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower current and potentially future revenues and cash flows. In addition, we may be required to fund realized net capital losses in these trusts, which would have a negative effect on our earnings and cash flow.
          Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal must generally be held by the trust in perpetuity. The statutory provisions that create and regulate these trusts differ from state to state, as do the regulatory interpretations of the provisions. The trusts are reviewed regularly by the state regulatory authorities.
          We currently recognize and withdraw all dividend and interest income earned and, in states where it is permitted, realized net capital gains generated by cemetery perpetual care trusts. The cash is used to defray the costs of cemetery maintenance. Therefore, declines in these eligible distributable earnings in cemetery perpetual care trusts would cause a decline in current revenues and cash flows. Likewise, sustained declines in these earnings would reduce future revenues and cash flows. As a result, we would need to devote more of our cash flow from other sources to continue to maintain our cemeteries at the same level. For fiscal 2008, earnings in these trusts contributed $10.7 million to cemetery revenue, including $3.0 million in capital gains. Unless current market conditions improve substantially, we expect to report lower earnings from the trusts in the future.
          In our cemetery perpetual care trusts, at October 31, 2008, the fair market value of our investments of $172.2 million was $81.0 million lower than our original cost basis of $253.2 million. If we realize losses in our cemetery perpetual care trusts and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trust to cover the net realized loss or may require us to stop withdrawing earnings until future earnings cover the net realized loss.
          In those states where we have withdrawn realized net capital gains in the past, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, we have recorded a $13.3 million estimated probable funding obligation as an increase in cemetery costs in fiscal 2008. As of October 31, 2008, we had unrealized losses of $64.4 million in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
          In those states where realized net capital gains have not been withdrawn, due to the different laws and our practices in those states, we do not believe that we will be required to replenish the realized net capital loss, and have not recorded a funding obligation; however, it is possible that a regulator may disagree with our conclusion, and future funding obligations may exist. As of October 31, 2008, the realized net capital loss in these trusts was $1.2 million, and the unrealized capital loss was $20.7 million.
Our distributions from cemetery perpetual care trusts include net realized capital gains on investment sales in states where permitted. If regulations in these states are changed to no longer permit withdrawal of realized capital gains, our cemetery perpetual care trust eligible distributable earnings may be reduced in the future, which would reduce our earnings.
          In states where permitted, we withdraw and recognize as revenue net realized capital gains on investment sales in cemetery perpetual care trusts. During fiscal year 2008, we recognized and withdrew $3.0 million of net realized capital gains in cemetery perpetual care trusts. Our portfolio mix in these states is more heavily weighted to investments that potentially generate capital gains, such as equities. In states where we do not withdraw capital gains, our portfolio mix is more heavily weighted to fixed income type securities. If states where capital gains are currently permitted to be withdrawn make changes in legislation or regulations to not allow capital gains to be withdrawn, our future revenues and cash flow may be reduced until we are able to replace some or all of the investments that potentially generate capital gains with ones that generate more ordinary income such as fixed income securities. Given current economic conditions and market values, we may not be able to make that shift quickly without triggering capital losses that could require funding obligations.
Reduced market values of preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts will also reduce our trust management fees.
          The fees that our subsidiary, ITI, collects for managing the trusts are based on the fair market value of the trusts as determined by quoted market prices. Thus as market values decline, the earnings ITI collects and the cash we withdraw for managing the trusts is also reduced. To the extent market values do not improve, we will earn less in ITI fees than we have historically earned. During fiscal year 2008, ITI trust management fees collected were approximately $10.0 million.
Our trust portfolio is invested in various sectors, some of which may be more susceptible to additional adverse impact from the current economic crisis.
          As of October 31, 2008, approximately 25 percent of our preneed funeral and cemetery merchandise and services trust portfolios and 40 percent of our cemetery perpetual care trust portfolios are invested in the financials sector. We also have concentrations in the information technology and consumer discretionary sectors, which includes United States automotive manufacturers. The current economic crisis may result in greater declines to the fair market value of our investments in these and other sectors as compared to the performance of our overall trust portfolio and/or market benchmarks, including the S&P 500 Index. Each sector has particular risks associated with it, and depending on our asset allocation, sector mix, company-specific information and future economic events, our portfolio could be at risk for further decline. For additional information on the various sectors comprising our trust portfolio and related risks, see the section titled “Preneed-Backlog, Trust Portfolio and Cash Impact of Sales” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
A weakening economy could decrease preneed sales. A reduction in discretionary spending could also decrease amounts at-need customers are willing to pay, and could cause third-party insurance providers that fund our insurance-funded preneed funeral contracts to experience financial difficulties.
          A weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the past, a decline in preneed sales, and could also decrease the amounts at-need customers are willing to pay. Declines in preneed cemetery property sales and average revenue per at-need event would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share.
          A weakening economy could also impact our customers’ ability to pay, causing increased delinquencies, increased bad debt and decreased finance charge revenue which would reduce future earnings and cash flow. A weakening economy could also increase costs related to sales force turnover and commissions we are unable to recoup as contract cancellation rates increase. If a contract is cancelled before collecting a specified amount, the related commission is charged back to the sales counselor. If the sales counselor is no longer employed by us when the contract is cancelled, we are unable to recoup that commission.
          Some of the preneed funeral contracts we sell are funded by life insurance or annuity contracts issued by third-party insurers. The net amount of these contracts that have not been fulfilled as of October 31, 2008 was $477.1 million. These contracts are not reflected in our consolidated balance sheet, but we include them when we discuss our anticipated “backlog” or anticipated future revenue from preneed funeral sales. Approximately 60 percent of these contracts have been funded by Forethought Life Insurance Company. If Forethought or other insurance companies that have issued policies to our customers experience financial difficulties, our potential future revenue associated with these contracts, and commissions we receive from selling these contracts, could be at risk. For a discussion of our revenue recognition policies for insurance-funded preneed funeral contracts, see Note 2(i) to our consolidated financial statements included in Item 8.

Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.
          In the fourth quarter of fiscal year 2008, we recorded a goodwill impairment charge of $26.0 million, which eliminated goodwill in our Eastern division cemetery segment. As of October 31, 2008, goodwill amounted to $247.2 million, consisting of $91.1 million in the Eastern division funeral segment, $107.4 million in the Western division funeral segment and $48.7 million in the Western division cemetery segment. Cemetery segments tend to be more sensitive to goodwill impairments with a heavier reliance on preneed sales which are impacted by changes in customer discretionary income. If current economic conditions worsen causing decreased revenues and increased costs or if the current economic conditions result in additional companies in which the trust portfolio is invested in filing for bankruptcy, we may have a triggering event which could result in further goodwill impairments.
Although we do not have any significant outstanding long-term debt maturities until 2013, our senior secured credit facility matures in November 2009. Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
          Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our meeting the financial covenants in our debt agreements. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.
          Although we do not have any significant outstanding long-term debt maturities until 2013, our senior secured credit facility matures in November 2009. While we have nothing drawn, as of November 30, 2008, we do have $12.0 million in letters of credit and a $30.8 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trusts in Florida. We have entered into discussions with various banks to assess commitment levels, pricing and covenant expectations. Given the current credit market conditions, we expect a new revolving credit facility to be more expensive than our existing facility and have tighter covenants, including, potentially, more restrictive conditions on when we can pay dividends and repurchase stock. While we expect to replace or renew the credit facility with acceptable terms, if we are unable to negotiate a facility at acceptable terms, we would be required to cover the letters of credit and may be required to cover the Florida bond with existing cash on hand. As of October 31, 2008, we had sufficient cash and cash equivalents of $72.6 million to cover these funding obligations, but if current economic conditions do not improve and we are unable to secure a new facility, we will be required to continue to impose cost and cash savings strategies, which could result in the elimination of the dividend and a reduction in capital expenditures.
We have experienced a decline in funeral call volume for a number of years due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
          We experienced declines in same-store funeral call volumes for a number of years due to many factors described elsewhere herein including the number of deaths, intense competition and our ability to identify changing consumer preferences. From fiscal years 2002 to 2008, we experienced same-store funeral call volume changes of (1.5) percent, (2.6) percent, (1.0) percent, 0.4 percent, (0.2) percent, (2.2) percent and 0 percent, respectively. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term. Declines in same-store funeral calls can adversely affect revenues and profits if not offset by increases in average revenue per call or alternative sources of revenue.
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
          We may not be successful in maintaining our margins and may incur additional costs. For example, we have experienced increased property and casualty insurance costs primarily as a result of Hurricanes Katrina, Wilma and Rita. We have also incurred significant legal costs related to the unanticipated class action litigation, the SEC investigation and an unsolicited acquisition proposal from Service Corporation International, which it later withdrew. We will incur additional costs in fiscal year 2009 in conjunction with improving our business systems. In addition, the cost of certain commodities, particularly copper, which represents a large component of our bronze markers sold in our cemetery business, increased significantly during 2008. Our contract with our major casket supplier expires in October 2009, and our ability to negotiate a new contract at favorable terms could impact future costs. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.

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
          In fiscal year 2005, our business was adversely affected by Hurricanes Katrina, Wilma and Rita. A significant portion of the loss we experienced due to Hurricane Katrina was covered by insurance, but we cannot predict the long-term effects on our operations because of the economic conditions currently existing in the New Orleans metropolitan area or the timing and amount of collection of any additional insurance recoveries. In fiscal year 2008, Hurricane Ike impacted our Houston operations resulting in $1.2 million of expense primarily for debris removal, clean-up and repairs. We are currently working on our insurance claim related to Hurricane Ike.
We have a recorded an estimated liability of $7 million primarily related to certain unidentified contracts sold prior to the time we acquired certain businesses, and we may become aware of new information that would require us to increase that estimated liability.
          From time to time, unidentified contracts are presented to us relating to contracts sold prior to the time we acquired certain businesses. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends, and statistical analyses, we have recorded an estimated liability for these items of approximately $7 million as of October 31, 2008. We are in the process of implementing and testing a new contract processing system, which may cause us to become aware of other such contracts. To the extent we are made aware of contracts that exceed the estimated liability recorded, or cause us to conclude that we should increase the estimated liability recorded, we would have to record a charge to earnings.
Our Chairman may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of other shareholders.
          As of October 31, 2008, our Chairman, Frank B. Stewart, Jr., held 10,815,361 shares (or approximately 8 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. There is no established public trading market for our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 34 percent of our total voting power, while holding approximately 12 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of other shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions such as mergers and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.
We may be unable to repurchase our 6.25 percent senior notes and our senior convertible notes when required by the holders, or to pay the cash portion of the conversion value upon conversion of our senior convertible notes. In addition, we are subject to counterparty risk on the call options relating to our senior convertible notes.
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
          Concurrently with the sale of our senior convertible notes, we purchased call options with respect to our Class A common stock from Merrill Lynch International and sold warrants to Merrill Lynch Financial Markets, Inc. The counterparties’ obligations to us under the call options and warrants are guaranteed by Merrill Lynch & Co., Inc. By simultaneously purchasing the call options and selling the warrants, we have effectively increased the conversion premium on the senior convertible notes to 55-65 percent above the market price of the Class A common stock at the time of the offering. The call options are expected to offset our exposure to dilution from conversion of the senior convertible notes because any shares we would be obligated to deliver to holders upon conversion would be delivered to us by the counterparty to the call options. This obligation is dependent upon the financial viability of the counterparty and guarantor. With the uncertainty in the United States financial markets, there are risks that the counterparty and guarantor may not remain financially viable or may seek bankruptcy protection. If the counterparty and guarantor are relieved of or cannot perform this obligation, then at the time of conversion, we may be required to issue additional shares based upon the initial conversion price of the notes and cause further dilution to our shareholders.
The call options we purchased and the warrants we sold contemporaneously with the sale of our senior convertible notes may affect the trading price of our Class A common stock and the value of the senior convertible notes.
          The counterparties to the call options we purchased and the warrants we sold may engage in hedging activities and modify their hedge positions from time to time prior to the conversion or maturity of our senior convertible notes, and particularly around the time of any conversion of the notes. These hedging activities may include purchasing and selling shares of our Class A common stock, or other of our securities, or other instruments, including over-the-counter derivative instruments. The effect, if any, of these activities on the trading price of our Class A common stock or the senior convertible notes will depend in part on market conditions at the time and cannot be reasonably predicted at this time. Any of these activities could adversely affect the trading price of our Class A common stock and the value of the senior convertible notes. For additional information about the call options we purchased and the warrants we sold, see Note 15 to our consolidated financial statements included in Item 8.
Exercise of the outstanding warrants could dilute the ownership interests of our existing stockholders.
          Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. For additional information, see Note 15 to our consolidated financial statements included in Item 8.
The accounting method for our senior convertible notes will change beginning in fiscal year 2010 and will substantially increase our reported interest expense relating to the senior convertible notes.
          In May 2008, the final version of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), was issued, and the new accounting rules will be effective for us beginning November 1, 2009 and must be applied retrospectively to all periods presented. FSP No. APB 14-1 clarifies that: (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB No. 14”), and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). This allocation is done by first determining the carrying amount of the liability component based on the fair value of a similar liability excluding the embedded conversion option, and then allocating to the embedded conversion option the excess of the initial proceeds ascribed to the convertible debt instrument over the amount allocated to the liability component. That excess is reported as a debt discount and subsequently amortized as interest cost over the instrument’s expected life using the interest method. Thus, the new accounting rules will substantially increase our reported interest expense relating to the senior convertible notes which are currently accounted for under APB No. 14 and will have an adverse effect on our reported earnings, which could be material. However, the new accounting rules will have no impact on cash flows.
Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.
          We have no variable-rate long-term debt agreements besides our senior secured credit facility. Although we have no amounts currently drawn under the credit facility, any amounts borrowed in the future are subject to variable interest rates. Any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.
Our ability to maintain compliance with our covenants under our senior secured credit facility and 6.25 percent senior notes is dependent upon many factors. Covenant restrictions may also limit our ability to operate our business.
          Our senior secured credit facility and the indenture governing the 6.25 percent senior notes contain, among other things, covenants that restrict our and our subsidiaries’ activities. Our senior secured credit facility limits, among other things, our and the guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale and leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and create liens on our assets. In addition, our senior secured credit facility contains specific limits on capital expenditures. Furthermore, our senior secured credit facility requires us to maintain specified financial ratios and satisfy periodic financial condition tests. The indenture governing the 6.25 percent senior notes restricts our and the guarantors’ ability to create liens on assets, enter into sale and leaseback transactions and merge or consolidate with other companies. Our and our subsidiaries’ future indebtedness may contain similar or even more restrictive covenants. See Note 15 to the consolidated financial statements included in Item 8 for additional information on our debt covenants.
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
          The declaration of dividends on our common stock in the future is subject to the discretion of our Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is restricted under our senior credit facility. See Note 15 to the consolidated financial statements included in Item 8.
Unanticipated litigation or negative developments in pending litigation could have a material adverse effect on our financial statements.

          We are a defendant in the litigation described in Note 20 to the consolidated financial statements included in Item 8 and other litigation in the ordinary course of business. The outcome of litigation and investigations is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us.
We may not be able to consummate significant acquisitions of or investments in death care or related businesses successfully.
          Although we have not made any significant acquisitions in recent years, we may in the future. Also, our “Innovation” initiative calls for us to seek to generate new tangential growth opportunities but not tied to the growth of our base business. Any such acquisitions and investments have risks. We may fail to identify suitable candidates, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to our lack of experience operating or investing in new areas and to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.
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

          Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39 percent of deaths in the United States by the year 2010, compared to 34 percent in 2006. In fiscal years 2006, 2007 and 2008, 39 percent, 39 percent and 40 percent, respectively, of the funeral services we performed in our continuing operations were cremations, and 56 percent of those were direct cremations. A full service cremation, which includes a funeral service, a casket and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. During fiscal years 2006, 2007 and 2008, we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service funerals and cremations. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.
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
          The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales including our preneed trust activities. Embalming facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations.
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
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          The following table shows the number of funeral homes and cemeteries we operated in each of our geographic operating segments as of October 31, 2008:

	Number of
	Funeral	Number of
Operating Segment	Homes	Cemeteries	Geographic Areas

Western Division — Funeral	115		Alabama, Arkansas, California, Illinois, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington

Western Division — Cemetery		47	Alabama, Arkansas, California, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington, Wisconsin

Eastern Division — Funeral	106		Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

Eastern Division — Cemetery		92	Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico

	221	139

          As of October 31, 2008, approximately 77 percent of our 221 funeral home locations were owned by our subsidiaries, and approximately 23 percent were held under operating leases. The leases have terms ranging from one to 14 years, except for one lease that expires in 2032 and six leases with the Archdiocese of Los Angeles that expire in 2039. An aggregate of $0.1 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
          As of October 31, 2008, we owned 139 cemeteries covering a total of approximately 9,908 acres. Although approximately 38 percent of the total acreage is available for future development, life spans of our cemeteries can be extended through the mix of cemetery development such as through the construction of mausoleums, niche spaces and other cremation products.
          We own a 98,200 square-foot building in suburban New Orleans that we use for our corporate headquarters, shared services center, human resources, communications, internal audit and information systems departments.
Item 3. Legal Proceedings
          For a discussion of our current litigation, see Note 20 to the consolidated financial statements included in Item 8.
          In addition to the matters described in Note 20, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material effect on our consolidated financial position, results of operations or cash flows.
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

Name	Age	Position

Thomas J. Crawford	55	President, Chief Executive Officer and Director(1)

Thomas M. Kitchen	61	Senior Executive Vice President, Chief Financial Officer and Director(2)

Brent F. Heffron	59	Executive Vice President and President—Eastern Division(3)

Lawrence B. Hawkins	60	Executive Vice President and President—Investors Trust, Inc.

G. Kenneth Stephens, Jr.	47	Executive Vice President and President—Western Division(4)

Lewis J. Derbes, Jr.	37	Senior Vice President of Finance(5)

Kenneth G. Myers, Jr.	51	Senior Vice President of Operations(6)

Larry Merington	54	Senior Vice President of Sales and Marketing(7)

Martin de Laurèal	57	Senior Vice President of Corporate Development and Investor Relations(8)

Lisa T. Winningkoff	41	Vice President and Senior Administrative Officer(9)

Angela M. Lacour	36	Vice President, Corporate Controller and Chief Accounting Officer(10)

(1)	Mr. Crawford has served as our President, Chief Executive Officer and a Director since March 31, 2007. Prior to that, he served on behalf of Sorenson Capital Partners, a private equity group, as Chief Executive Officer of Erickson Companies, a regional residential framing company with manufacturing operations in Arizona, California and Nevada. From 2003 to 2004, he was a Senior Consultant to Carew, International, a sales process consulting and training company. He was Chairman, Chief Executive Officer and President of publicly-traded The York Group, Inc., one of the largest casket manufacturers in the United States, from 2000 until its merger with Matthews International Corporation in 2002. From 1997 to 1999, he was Executive Vice President of Sales and Marketing of Lozier Corporation, a manufacturer of retail display fixtures and systems. From 1979 to 1997, he served in various positions with the Batesville Casket Company, a leading manufacturer and supplier of caskets, including Vice President and General Manager — Hardwood Products Group, Vice President of New Business Development, Vice President of Marketing and Vice President of Logistics. Additionally, he held the positions of Director of Corporate Development for both the Batesville Casket Company and its parent company, Hillenbrand Industries.

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

(3)	Mr. Heffron has served as Executive Vice President and President of our Eastern Division since July 14, 2005. From November 1, 1998 to July 13, 2005, he served as Executive Vice President and President of our Southern Division.

(4)	Mr. Stephens has served as Executive Vice President and President of our Western Division since July 14, 2005. From January 31, 2000 to July 13, 2005, he served as Senior Vice President and President of our Eastern Division. From January 1, 1997 to January 30, 2000, he served as Chief Operating Officer of the Southern Region of our Eastern Division.

(5)	On July 1, 2008, Mr. Derbes was appointed Senior Vice President of Finance, and continues his positions as Secretary and Treasurer. Prior to that time, he served as Vice President, Secretary and Treasurer of the Company since May 2005. Prior to joining the Company, Mr. Derbes served as Chief Financial Officer of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels, from 2002 through 2004 and as Operations Manager of Kirschman’s LLC, a furniture retailer, from late 2004 until joining the Company.

(6)	On June 26, 2008, Mr. Myers was appointed Senior Vice President of Operations. Prior to that time, he served as Senior Vice President of Finance of the Company since February 20, 2006. He has also served as a consultant to the Company from February 2005 to February 2006. From July 2004 through February 2006, he provided consulting services specializing in Sarbanes-Oxley compliance. From 2001 to 2004, he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels. From 1992 to 2001, he served as Vice President of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers, which was subsequently acquired by Northrop Grumman Corporation.

(7)	Mr. Merington was appointed Senior Vice President of Sales and Marketing on September 17, 2007. From 2005 to 2007, he was the Chief Operating Officer of Ace Bayou, a furniture and pet products corporation in Kenner, Louisiana. From 2003 to 2005, Mr. Merington was the Vice President of Business Development at New York Environmental Services, a medical waste company. After the terrorist attack on the United States on September 11, 2001, he was called to active duty for one year as a commander in the United States Air Force in Afghanistan. From 1996-2001, he served in various senior management roles at Browning-Ferris Industries before becoming president of its Gas Services Division.

(8)	On November 1, 2007, Mr. de Laurèal was appointed Senior Vice President of Corporate Development and Investor Relations. He joined the Company in 1977 and has held numerous management positions, including serving as Vice President of Corporate Development in the 1990s.

(9)	Since December 2005, Ms. Winningkoff has served as Vice President and Senior Administrative Officer. From December 2004 to December 2005, she served as the Company’s Compensation and Benefits Director. From July 2002 through December 2004, she served as the Director of Compliance. She joined the Company in June 1991 and held several financial and accounting positions, including Assistant Treasurer and Director of Financial Reporting.

(10)	On July 10, 2006, Ms. Lacour was appointed Vice President, Corporate Controller and Chief Accounting Officer. She joined the Company in February 1997, and has served in a variety of financial and accounting positions including Director of Financial Reporting and, most recently, as Assistant Corporate Controller since March 2001. Prior to joining the Company, Ms. Lacour was an auditor with KPMG LLP for four years.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our Class A common stock trades on the NASDAQ Global Select Market under the symbol STEI. On November 28, 2008, the closing sale price as reported by the NASDAQ Stock Market was $3.19. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the NASDAQ Stock Market. As of November 30, 2008, there were 1,020 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2008
Fourth Quarter	$10.00	$4.07
Third Quarter	9.46	6.61
Second Quarter	7.20	5.37
First Quarter	9.08	6.82

Fiscal Year 2007
Fourth Quarter	$9.13	$6.25
Third Quarter	8.43	6.79
Second Quarter	8.50	7.05
First Quarter	7.18	5.88
          There is no established public trading market for our Class B common stock. As of October 31, 2008, our Chairman, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2008, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 34 percent of our total voting power and held approximately 12 percent of our outstanding equity.
Dividends
          The Company has paid a quarterly cash dividend of two and one-half cents per share for its Class A and Class B common stock since April 2005. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our senior secured credit facility. See Note 15 to the consolidated financial statements included in Item 8.
Equity Plan Information
          For information regarding compensation plans under which equity securities of the Company are authorized for issuance, see Part III, Item 12.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          As indicated by the table below, there were no purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased as	dollar value of shares
	Total number		part of publicly	that may yet be
	of shares	Average price paid	announced	purchased under the
Period	purchased	per share	plans or programs(1)	plans or programs
August 1, 2008 through August 31, 2008	—	$—	—	$—

September 1, 2008 through September 30, 2008	—	$—	—	$—

October 1, 2008 through October 31, 2008	—	$—	—	$—

Total	—	$—	—	$—

(1)	On September 19, 2007, we announced that our Board of Directors had authorized a new $25.0 million stock repurchase program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, we announced a $25.0 million increase in this program. On June 19, 2008, we announced an additional $25.0 million increase to the program, which increased the program to $75.0 million. As of October 31, 2008, we had repurchased 6.6 million shares for $48.4 million at an average price of $7.32 per share and have $26.6 million remaining available under this program.
Item 6. Selected Financial Data
Reclassifications
          The following selected consolidated financial data for the fiscal years ended October 31, 2006 through October 31, 2008 are derived from our audited consolidated financial statements included in Item 8. The data for fiscal years 2004 and 2005 have been reclassified to reflect certain businesses as discontinued operations under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as discussed in footnote 1 to the table below. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
Comparability of Information in Selected Consolidated Financial Data Table
          As discussed in more detail in the footnotes to the table below and in the related footnotes to the consolidated financial statements included in Item 8, the following are the main factors that materially affect the comparability of the revenues, gross profits and assets reflected in the selected financial data:
•	In fiscal year 2005, we changed our method of accounting for preneed selling costs.

•	In fiscal year 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

•	In fiscal year 2008, we adopted FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”).

•	All businesses sold in fiscal years 2004 through 2007 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(1)
	2008		2007		2006		2005		2004
Statement of Earnings Data:
Total revenues	$527,883		$522,817		$514,230		$488,909		$489,626
Total gross profit	100,817		112,430		114,613		101,479		114,349

Earnings (loss) from continuing operations	$(3,693)		$39,314		$37,580		$8,303		$30,575
Earnings from discontinued operations	—		499		13		1,551		6,117
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit in 2005)	—		—		—		(153,180	) (1)	—

Net earnings (loss)	$(3,693	) (2)(3)(5)(7)	$39,813	(4)(5)(6)(7)	$37,593	(5)(6)(7)	$(143,326	) (5)(6)(7)(8)	$36,692	(6)(7)

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$(.04)		$.38		$.35		$.08		$.28
Earnings from discontinued operations	—		.01		—		.01		.06
Cumulative effect of change in accounting principle	—		—		—		(1.40)		—

Net earnings (loss)	$(.04	) (2)(3)(5)(7)	$.39	(4)(5)(6)(7)	$.35	(5)(6)(7)	$(1.31	) (1)(5)(6)(7)(8)	$.34	(6)(7)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$(.04)		$.38		$.35		$.08		$.28
Earnings from discontinued operations	—		.01		—		.01		.06
Cumulative effect of change in accounting principle	—		—		—		(1.40)		—

Net earnings (loss)	$(.04	) (2)(3)(5)(7)	$.39	(4)(5)(6)(7)	$.35	(5)(6)(7)	$(1.31	) (1)(5)(6)(7)(8)	$.34	(6)(7)

Dividends declared per common share	$.10		$.10		$.10		$.075		$—

Year Ended
October 31, 2004(9)
Pro forma amounts assuming 2005 change in accounting principle for preneed selling costs was applied retroactively:
Net earnings	$30,739

Basic earnings per common share	$.28

Diluted earnings per common share	$.28

	October 31,
	2008		2007	2006	2005	2004
Balance Sheet Data :
Assets	$2,104,515		$2,438,974	$2,380,577	$2,335,609	$2,511,508
Long-term debt, less current maturities	450,095		450,115	374,020	406,859	415,080
Shareholders’ equity	365,637	(10)	423,318	446,893	439,453	587,978

Selected Consolidated Operating Data

	Year Ended October 31,
	2008		2007	2006	2005	2004
Operating Data:

Funeral homes in operation at end of period	221		221	229	231	242

At-need funerals performed	37,589		38,072	38,937	39,264	42,542
Prearranged funerals performed	21,436		21,275	21,799	22,076	23,891

Total funerals performed	59,025		59,347	60,736	61,340	66,433

Prearranged funerals sold	28,390		29,953	30,738	28,967	29,296
Backlog of prearranged funerals at end of period	329,085	(11)	329,617	333,592	326,672	337,879

Cemeteries in operation at end of period	139		139	143	144	147
Interments performed	47,953		49,283	52,255	52,436	53,149

(1)	Effective November 1, 2004, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales to expense them as incurred, which resulted in a $254.2 million ($153.2 million after tax, or $1.40 per diluted share) charge for the cumulative effect of the change in accounting principle.

Effective November 1, 2005, we implemented SFAS No. 123R, using the modified prospective application transition method. Our financial statements were not retrospectively adjusted to reflect this implementation. Accordingly, the implementation of SFAS No. 123R is reflected in our fiscal year 2008, 2007 and 2006 financial statements but not in our financial statements for fiscal years 2005 and 2004.

Effective November 1, 2007, we implemented FIN 48 and recognized a $1.0 million charge to the November 1, 2007 accumulated deficit balance. For additional information, see Notes 3 and 18 to the consolidated financial statements included in Item 8.

All businesses sold in fiscal years 2004 through 2007 that met the criteria for discontinued operations under SFAS No. 144 have been classified as discontinued operations for all periods presented. The operating data presented represents activity related to our total operations for the respective year.

(2)	In the fourth quarter of fiscal year 2008, we recorded a charge for goodwill impairment of $26.0 million. For additional information, see Note 13 to the consolidated financial statements included in Item 8.

(3)	In the fourth quarter of fiscal year 2008, we recorded a $13.3 million charge related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses. For additional information, see Note 6 to the consolidated financial statements included in Item 8. In the fourth quarter of fiscal year 2008, we also recorded a $7.4 million tax valuation allowance as a result of realized trust investment losses, as described in Note 18 to the consolidated financial statements included in Item 8.

(4)	In the third quarter of fiscal year 2007, we recorded a charge for the loss on early extinguishment of debt of $0.7 million as a result of our senior convertible debt transaction. For additional information, see Note 15 to the consolidated financial statements included in Item 8.

(5)	In fiscal year 2008, we recorded ($1.2) million in net expenses related to Hurricane Ike, which struck the Texas Gulf Coast area in September 2008. In fiscal year 2006, we recorded $3.2 million in business interruption insurance proceeds in funeral and cemetery revenue related to Hurricane Katrina, which struck the New Orleans metropolitan area and Mississippi and Alabama Gulf Coasts on August 29, 2005. In fiscal years 2008, 2007, 2006 and 2005, we also recorded ($1.1) million, ($2.5) million, $1.6 million and ($9.4) million, respectively, in net recoveries (expenses) related to Hurricane Katrina. See Note 23 to the consolidated financial statements included in Item 8.

(6)	During fiscal years 2007 and 2006, we recorded $0.6 million and $1.0 million, respectively, in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions. During the fourth quarter of 2005, we restructured our operating divisions and incurred $1.5 million in related severance charges. During fiscal year 2004, we incurred $3.4 million in separation charges related to severance and other costs associated with workforce reductions announced in December 2003 and related to separation pay for former executive officers. See Note 14 to the consolidated financial statements included in Item 8.

(7)	In fiscal year 2004, we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations and $2.4 million in discontinued operations. In fiscal year 2005, we recorded gains on dispositions, net of impairment losses, of $1.3 million in continuing operations and $1.1 million in discontinued operations. In fiscal year 2006, we recorded gains on dispositions, net of impairment losses, of ($0.2) million in continuing operations and ($0.2) million in discontinued operations. In fiscal year 2007, we recorded gains on dispositions, net of impairment losses, of $0.6 million in discontinued operations. In fiscal year 2008, we recorded gains on dispositions, net of impairment losses, of ($0.4) million in continuing operations.

(8)	In the first quarter of fiscal year 2005, we completed the refinancing of our senior secured credit facility and recorded a charge for early extinguishment of debt of $2.7 million to write off fees associated with the previous credit facility. In the second quarter of fiscal year 2005, we completed the private offering of our 6.25 percent senior notes and recorded a charge for early extinguishment of debt of $30.0 million representing the bond tender premium, related fees and expenses and the write-off of unamortized fees related to our 10.75 percent senior subordinated notes. In the third quarter of fiscal year 2005, we recorded a charge for early extinguishment of debt of $0.1 million representing the call premium and write-off of remaining unamortized fees on the 10.75 percent senior subordinated notes.

(9)	The pro forma data presented for fiscal year 2004 is reported as if the fiscal year 2005 change in accounting principle had occurred at the beginning of fiscal year 2004.

(10)	The decline in shareholders’ equity from October 31, 2007 to October 31, 2008 was primarily due to stock repurchases made under our current stock repurchase program which amounted to $48.6 million during fiscal year 2008, along with a net loss of $3.7 million for fiscal year 2008.

(11)	Our backlog of preneed funerals is comprised of trust-funded contracts and insurance-funded contracts. As described in Note 2(i) to the consolidated financial statements included in Item 8, insurance-funded preneed funeral contracts are not reflected in our consolidated balance sheets. As of October 31, 2008, our preneed funeral backlog is comprised of 197,837 preneed funeral trust-funded contracts and 131,248 insurance-funded preneed funeral contracts.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of October 31, 2008, we owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale.

Recent Events
          For the fiscal year ended October 31, 2008, we increased our consolidated revenues $5.1 million from $522.8 million in fiscal year 2007 to $527.9 million in fiscal year 2008, primarily due to a $7.3 million increase in funeral revenue, partially offset by a $2.2 million decrease in cemetery revenue. The increase in funeral revenue is primarily due to a 3.0 percent increase in same-store average revenue per funeral service, including trust earnings, while the number of our same-store funeral services remained flat. The decrease in cemetery revenue is primarily due to a decrease in cemetery property sales, net of discounts; however, we are currently promoting various incentive programs to stimulate cemetery property sales in the future. Our cash flow from operations remained strong at $84.5 million for the year ended October 31, 2008. We had $72.6 million in cash on hand at October 31, 2008, and no significant scheduled principal payments on our long-term debt until 2013, although our revolving credit facility matures in November 2009, as discussed below.
          During our 2008 fiscal year, and particularly during our fourth fiscal quarter, the United States and global economies experienced significant declines. For example, from November 1, 2007 to October 31, 2008, the S&P 500 Index declined 37.5 percent from 1,549.38 to 968.75, and during our fourth fiscal quarter, the S&P 500 Index declined 23.6 percent from 1,267.38 to 968.75. The S&P 500 Index closed at 873.59 on December 11, 2008. Among other events, during our fourth fiscal quarter of 2008, investment bank Lehman Brothers Holdings, Inc. declared bankruptcy and several financial institutions failed, including Washington Mutual, Inc., the largest bank failure in American history. The United States federal government has provided financing to and invested in a number of financial institutions. Our trust accounts held securities issued by some of these companies that have been rendered worthless or practically worthless by these events, and we have treated these losses as realized. Primarily as a result of these developments, the value of our trust assets has declined sharply. During fiscal year 2008, we realized aggregate net losses of $35.1 million in our preneed funeral and cemetery merchandise and services trusts and recorded a $7.4 million tax valuation allowance. In addition, we realized aggregate net losses of $9.7 million in our cemetery perpetual care trusts. We recorded a related charge for the estimated probable funding obligation to restore the net realized losses of $13.3 million in certain of our cemetery perpetual care trusts.
          The magnitude of the market decline in such a short time frame, and the failure of several large financial institutions and the resulting substantial realized losses in our trusts were not anticipated. In addition, the realized losses came at a time when we have limited unrealized gains against which to offset the losses. Typically, realized losses in our funeral and cemetery merchandise and services trusts have no immediate impact on our reported results; however, in the fourth quarter of 2008, the realized losses had an impact on our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts, as described above.
          As a result of significant declines in the United States equity markets during our fiscal year 2008, we experienced similar declines in the fair market value of our trust investment portfolios. At October 31, 2008, the fair market value of our total trust investments was $334.6 million less than our original cost basis of $990.5 million. As of November 30, 2008, the fair market value of our total trust investments was $584.8 million. The preneed contracts we manage are long-term in nature, and we believe that the trust investments have the potential over the long-term to appreciate in value. However, whether they will appreciate and over what time period are unknown. As of October 31, 2008, we had $240.9 million in earnings that have been realized and allocated to contracts that we will recognize when the underlying contracts are performed.
          We anticipate that the decline in the value of our trust investments will have several impacts on our Company in the future. Unless the market values of our trusts increase substantially, we expect to report lower earnings from our trusts. In addition, our trust management fees are based on the fair market value of the assets managed; therefore, we expect to report lower trust management fees. In fiscal year 2008, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and trust management fees comprised 7 percent of our revenue and 36 percent of our gross profit. Based on current market conditions and current realized losses, we believe the decrease in revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care trust earnings and trust management fees for fiscal year 2009 could be as much as $10 million, or approximately 2 percent, of fiscal year 2008 revenue and approximately 10 percent of fiscal year 2008 gross profit. If market conditions deteriorate or we experience additional realized losses, the decrease in revenue could be significantly higher. In addition, we expect to report lower cash flow from operations due to our estimated probable funding obligation to restore the net realized losses of $13.3 million related to our cemetery perpetual care trusts and reduced earnings and realized gains that we can withdraw from our trusts. We have recorded an estimated probable obligation to restore the net realized losses in our cemetery perpetual care trusts in states where we have previously recognized and withdrawn capital gains. In addition, we may incur additional realized losses with impacts of the nature of those experienced during our fourth quarter. Our portfolio includes investments in the domestic automotive industry as further described in the section titled “Supplemental Trust Portfolio Information” provided below. For a more detailed discussion of risks related to our trust investments, see Item 1A. “Risk Factors.”
          The further weakened economy in the fourth quarter of fiscal year 2008 has negatively impacted cemetery property sales, particularly in our Eastern division. When we performed our evaluation of goodwill during the fourth quarter of 2008, particularly taking into account the reduction in trust earnings, the estimated probable funding obligation related to the cemetery perpetual care trusts and the overall market performance, a noncash goodwill impairment charge of $26.0 million related to the aggregated Northern and Central regions of the Eastern division cemetery operating segment was required, which eliminated the goodwill in our Eastern division cemetery segment. There were no goodwill impairment charges for the years ended October 31, 2007 and 2006. As of October 31, 2008, we had $247.2 million of goodwill, consisting of $107.4 million of goodwill related to the Western division funeral segment, $91.1 million of goodwill related to the Eastern division funeral segment and $48.7 million of goodwill related to Western division cemetery segment. If current economic conditions worsen, causing decreased revenues and increased costs, or if the current economic conditions result in additional companies in which the trust portfolio is invested in filing for bankruptcy, we may have a triggering event which could result in further goodwill impairment. Cemetery segments tend to be more sensitive to goodwill impairments with heavier reliance on preneed sales which are impacted by changes in customer discretionary income. Accordingly, further economic and market declines would be more likely to result in an impairment of goodwill in our Western division cemetery segment. Currently, the fair values of our funeral segments’ reporting units substantially exceed their book value.
          Current economic conditions have impacted our ability to timely close preneed sales. For fiscal year 2008, preneed cemetery property sales, net of discounts, declined 7.3 percent, which decreases our cemetery revenue. In addition, preneed funeral and cemetery service and merchandise sales decreased 3.0 percent for the fiscal year which does not impact current revenue, but reduces our backlog and could reduce our future revenues. Current economic conditions could also decrease prices at-need customers are willing to pay, but we have not seen this trend occur through fiscal year 2008.
          We have no amounts drawn on our $125.0 million revolving credit facility and no significant scheduled principal payments on our long-term debt until fiscal year 2013. We also are not, and do not expect to be, in breach of any of the covenants in our debt agreements. Our current revolving credit facility matures in November 2009. While we have nothing drawn, as of November 30, 2008, we do have $12.0 million in letters of credit and a $30.8 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trusts in Florida. We have entered into discussions with various banks to assess commitment levels, pricing and covenant expectations. Given current credit market conditions, we expect a new revolving facility to be more expensive than our existing facility and have tighter covenants, including potentially more restrictive conditions on when we can pay dividends and repurchase stock. While we expect to replace or renew the credit facility with acceptable terms, if we are unable to negotiate a facility at acceptable terms, we would be required to cover the letters of credit and may be required to cover the Florida bond with existing cash on hand. As of October 31, 2008, we had $72.6 million of cash on hand to cover these funding obligations, but if current economic conditions do not improve and we are unable to secure a new credit facility, we will be required to continue to impose cost and cash savings strategies, which could result in the elimination of the dividend and a reduction in capital expenditures. For additional discussion, see the “Liquidity and Capital Resources” section below and Item 1A. “Risk Factors.”
          As a result of the realized capital losses on investments in some of our preneed funeral and cemetery merchandise and services trusts for which we are the grantor, we recorded a charge to tax expense of $7.4 million related to a tax valuation allowance, which increased our reported tax expense by $7.4 million and will reduce future operating cash flow as these contracts mature. If additional capital losses are realized in trusts for which we are the grantor, we may be required to establish additional valuation allowances unless capital gains are generated in the future, reducing our reported net income and future operating cash flow. For additional information, see Item 1A.

“Risk Factors”, “Overview of Critical Accounting Policies” and Note 18 to our consolidated financial statements.
General
          Our focus for fiscal year 2008 has been our “Best in Class” initiative, which aims to improve performance at the individual locations by giving all managers the same key metrics by which they can measure their performance and by providing tools to facilitate the sharing of best practices by key metric across the organization. We also seek to strengthen our performance-oriented company culture and to refocus management’s time and attention on improving field operations. The goal of our “Best in Class” initiative is to generate a higher return on assets and to grow profits and cash flow at our existing funeral homes and cemeteries. For additional information, see Item 1. “Business.” As part of “Best in Class”, we are also currently implementing continuous improvement initiatives. During the third quarter of 2008, we formalized a Continuous Improvement department which was formed to coordinate and facilitate the increased focus on the strengthening and streamlining of our processes to eliminate waste and inefficiencies.
          Our results can be affected by the number of deaths in our markets. The number of deaths in the United States is expected to increase at a steady, moderate pace over the long-term; however, the number can fluctuate from market to market and period to period. Although we have experienced a decline in funeral service volume for several years, our funeral service volumes have remained flat from fiscal year 2007 to fiscal year 2008. For additional information, see Item 1. “Business.” We are addressing funeral service volumes through our “Best in Class” initiative and enhanced sales and marketing efforts for both at-need and preneed sales.
          Families have been showing an increasing preference for cremation. This trend has been a significant concern for traditional funeral home and cemetery operators like us because cremations have typically included few, if any, additional products or services other than the cremation itself, and can result in lower revenue and profits than traditional services. For additional information, see Item 1. “Business.” To address this trend, we have increased our efforts to market full service funerals and cremations. Other efforts to increase our funeral and cemetery revenue include our funeral package pricing and our emphasis on personalization and customization. For additional information, see Item 1. “Business.” We are also increasing our focus on expanding the types of death care products and services we offer our customers. For the year ended October 31, 2008, we achieved a 2.7 percent increase in our average revenue per traditional funeral service and a 4.1 percent increase in our average revenue per cremation service.
          In addition, the cost of certain commodities, particularly copper, which represents a large component of the bronze markers sold in our cemetery business, increased significantly for most of our fiscal year, although commodity prices began declining in September of the current fiscal year. In the first quarter of 2008, we were impacted by escalating merchandise and energy costs, and we have taken steps to counter this impact. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to continue to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Financial Summary of Fiscal Year 2008
          For the year ended October 31, 2008, net earnings decreased $43.5 million to a net loss of $3.7 million from net earnings of $39.8 million for fiscal year 2007. Earnings from continuing operations for fiscal year 2008 decreased $43.0 million to a net loss of $3.7 million from net earnings of $39.3 million for the prior year.
          Revenue from continuing operations increased $5.1 million to $527.9 million for the year ended October 31, 2008. Funeral revenue from continuing operations increased $7.3 million from $279.3 million in fiscal year 2007 to $286.6 million in fiscal year 2008. For the year ended October 31, 2008, our same-store funeral operations achieved an increase in average revenue per traditional funeral service of 2.7 percent and an increase in average revenue per cremation service of 4.1 percent due primarily to the continued refinement of new funeral packages and pricing. These increases along with a year-over-year increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.0 percent. Our same-store funeral services performed remained flat for fiscal year 2008 compared to fiscal year 2007. Cemetery revenue from continuing operations decreased $2.2 million from $243.5 million for the year ended October 31, 2007 to $241.3 million for the year ended October 31, 2008. This decrease is due primarily to an $8.2 million, or 7.3 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions. In addition, we experienced a $3.6 million decrease in construction on various cemetery projects. These decreases were partially offset by a $3.2 million, or 3.5 percent, increase in cemetery merchandise delivered and services performed, a $2.8 million increase in cemetery commission income related to a new program to manage the cemetery sales at eleven Archdiocese of Los Angeles cemeteries and a $2.1 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third party. Consolidated gross profit decreased $11.6 million to $100.8 million primarily due to a $17.0 million decrease in cemetery gross profit, partially offset by a $5.4 million increase in funeral gross profit. Cemetery gross profit decreased primarily due to the $13.3 million charge recorded in the fourth quarter of 2008 for our estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts.
          Corporate general and administrative expenses increased $1.5 million to $32.6 million for fiscal year 2008. We incurred $2.3 million in hurricane related charges in fiscal year 2008 compared to $2.5 million in hurricane related charges for fiscal year 2007. Interest expense for the period decreased $1.0 million to $24.1 million for fiscal year 2008. As a result of the $250.0 million senior convertible note transaction in June 2007, we recorded a $0.7 million charge for the loss on early extinguishment of debt during 2007. Our weighted average diluted shares outstanding decreased to 93.8 million shares for the year ended October 31, 2008 compared to 102.7 million shares for 2007, yielding a positive impact on earnings per share.
          For the year ended October 31, 2008, we had a 5.2 percent decrease in net preneed funeral sales and a 7.3 percent decrease in cemetery property sales, net of discounts, compared to the same period of last year due to current economic conditions.
          Goodwill declined $26.0 million due to an impairment charge recorded during the fourth quarter of fiscal year 2008.
          Income tax expense increased $4.3 million due in part to a $7.4 million valuation allowance recorded on the unrealized capital loss carryforward of $18.8 million, attributable to the write-down of investments of certain trusts and due in part to the fact that $25.0 million of the 2008 goodwill impairment charge was not tax deductible.
          Cash flow provided by operating activities for the year ended October 31, 2008 was $84.5 million compared to $81.9 million for fiscal year 2007 primarily due to an increase in net tax refunds in the current year.
          For the year ended October 31, 2008, we spent $48.4 million under our current stock repurchase program.
Preneed-Backlog, Trust Portfolio and Cash Impact of Sales
Overview
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
Backlog
          We estimate that as of October 31, 2008 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This is made up of approximately $1.1 billion from trust and $0.6 billion from insurance. This represents the face value of the backlog taking into account current realized earnings not yet recognized and current unrealized gains and losses plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. In addition, the analysis assumes a weighted annual return of 5 percent projected from our trusts over the expected life of the contracts and a 2 percent build-up from the insurance contracts. Actual results could differ from our assumptions used in the calculation. Proceeds of these insurance policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As of October 31, 2008, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.5 billion.
Supplemental Trust Portfolio Information
          We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The size of the trusts depends primarily upon the level of preneed sales and maturities, the amount of dividend and interest income and investment gains or losses, and funds added through acquisitions, if any.
          As of October 31, 2008, approximately 10 percent of our portfolio was invested in cash, 20 percent in fixed-income securities, 16 percent in preferred stocks and 43 percent in common stock. Because approximately 43 percent of our total trust portfolio is currently invested in common stock, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate if the overall stock market declines.
          The following table presents the overall annual realized return in our domestic trusts for the years 1991 to 2008.

1991-1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
8-9%	5.8%	6.3%	4.3%	4.8%	2.6%	4.3%	5.1%	4.8%	(3.3)%
          The above returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses.
          The table below presents our returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and
	Services Trusts	Perpetual Care Trusts

For the year ended October 31, 2008	(29.5)%	(25.9)%
For the last three years ended October 31, 2008	(4.9)%	(4.4)%
For the last five years ended October 31, 2008	(1.0)%	(1.0)%
For the last ten years ended October 31, 2008	1.6%	1.4%
          In our preneed funeral and cemetery merchandise and services trusts, at October 31, 2008, the fair market value of the investments in the trusts was $253.6 million lower than our original cost basis. For additional detail, see Notes 4 and 5 to the consolidated financial statements. In our cemetery perpetual care trusts, at October 31, 2008, the fair market value of our investments was $81.0 million lower than our original cost basis. For additional detail, see Note 6 to the consolidated financial statements.
          Of the unrealized losses at October 31, 2008 of $342.0 million, securities representing unrealized losses totaling $254.8 million were also in a loss position at October 31, 2007, up from $119.5 million at the end of last year. The increase in these losses is partly a result of the dramatic declines in the equity markets in the latter part of fiscal 2008. For each of these securities, we evaluate consensus analyst recommendations, ratings from established ratings agencies and overall market performance. Most of our common stocks are part of the S&P 500 Index, and all preferred stocks and corporate bonds had a rating of “A” or better at the time of purchase. We believe that we have sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow us to hold these investments until they recover in value. While the unrealized loss has increased, based on review of the individual securities, we do not believe the loss on these securities should be realized. Of the $254.8 million, approximately 16 percent, or $41.0 million, were generated by preferred stock investments and 77 percent, or $196.3 million, were generated by common stock investments. The market value of these securities represents approximately 39 percent of the market value of the securities in our trust portfolio. The preferred stocks are primarily in the financial services sector which has experienced a significant decline in market value due to the current economic crisis. Our Investment Committee, which provides oversight for the trust portfolio management, believed that preferred stocks presented an attractive investment layer in our portfolio as they involved less risk than common equities and often produced returns more similar to and higher than fixed-income securities. The vast majority of these companies were rated “A” or better at the time of purchase by S&P, Moody’s or Fitch, and most continue to pay dividends. Although we cannot predict future stock prices, our management expects that the financial services sector and the S&P 500 will recover and that these stocks may recover along with them. We believe we have the ability and intent to hold these investments for the forecasted recovery period.
          The table below presents the sectors in which our trust portfolio is invested and the percentage of each sector in the total trust portfolio as of October 31, 2008.

	Funeral and Cemetery
	Merchandise and		Cemetery Perpetual
	Services Trusts		Care Trusts
	Fair Market		Fair Market
	Value in	Percentage	Value in	Percentage
Sector	Millions	of Portfolio	Millions	of Portfolio

Financials	$119.5	25%	$69.4	40%
Cash	59.9	12%	16.9	10%
Information Technology	55.4	12%	12.4	7%
Mutual Funds	42.2	9%	6.2	4%
Consumer Staples	39.4	8%	13.8	8%
Consumer Discretionary	31.2	6%	16.8	10%
Healthcare	34.2	7%	9.0	5%
Government	25.5	5%	9.5	6%
Energy	22.3	5%	6.0	3%
Industrials	18.8	4%	6.2	4%
Telecommunications	15.3	3%	4.6	3%
Utilities	4.6	1%	0.3	—
Materials	5.4	1%	1.0	—
Mortgage Securities	0.2	—	0.1	—
Miscellaneous	9.8	2%	—	—

Total	$483.7		$172.2

          Investments in the financials sector represented 25 percent, or $119.5 million of fair market value, of our preneed funeral and cemetery merchandise and services portfolios and 40 percent, or $69.4 million, of our cemetery perpetual care portfolio as of October 31, 2008. This sector has unrealized losses of $80.4 million as of October 31, 2008 in our preneed funeral and cemetery merchandise and services trusts, $30.4 million of which relate to preferred stock investments. With respect to our cemetery perpetual care trust portfolio, the financials sector has unrealized losses of $39.2 million as of October 31, 2008, $24.0 million of which relate to preferred stock investments. Risks associated with the financials sector include recent failures of various large financial institutions, government regulation, interest rates, cost of capital funds, credit losses and volatility in financial markets.
          We also have concentrations in other sectors that may be more susceptible to additional adverse impact from the current economic crisis, primarily the information technology sector and the consumer discretionary sector, which includes the United States automotive manufacturers. The information technology sector has unrealized losses of $76.9 million as of October 31, 2008 in our preneed funeral and cemetery merchandise and services trusts and unrealized losses of $17.6 million as of October 31, 2008 in our cemetery perpetual care trusts. The consumer discretionary sector has unrealized losses of $30.6 million as of October 31, 2008 in our preneed funeral and cemetery merchandise and services trusts and unrealized losses of $12.2 million as of October 31, 2008 in our cemetery perpetual care trusts The information technology sector risks include overall economic conditions, short product cycles, rapid obsolescence of products, competition and government regulation. The consumer discretionary sector risks include overall economic conditions, interest rates, consumer confidence and disposable income.
          Included in the consumer discretionary sector in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts are the United States automotive manufacturers such as General Motors, Chrysler and Ford. Currently, General Motors and Chrysler have asked Congress for funds they say are necessary to avert bankruptcy in the near future, and Ford has stated that it may have longer-term liquidity problems. To date, Congress has refused to act to assist the automakers; however, the United States Treasury Department may provide assistance. The table below represents our original cost basis and the fair market value of the automotive manufacturers and the automotive financial arms in our consumer discretionary sector. For additional information on the potential implications of realized losses in Stewart grantor trusts and customer grantor trusts, and in cemetery perpetual care trusts where we withdraw net realized capital gains and those where we do not, see Item 1. “Risk Factors.”

	Preneed Funeral and
	Cemetery Merchandise and
	Services Trust		Perpetual Care Trusts
				Perpetual
	Stewart	Customer	Perpetual	Care
	Grantor	Grantor	Care with	without
	Trusts	Trusts	Gains	Gains	Totals
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Automotive manufacturers:
Original cost basis	$2.8	$1.8	$4.0	$4.0	$12.6
Fair market value as of December 9, 2008	$0.4	$0.3	$0.6	$1.4	$2.7

Automotive financial arms:
Original cost basis	$5.6	$3.8	$3.8	$3.6	$16.8
Fair market value as of December 9, 2008	$1.9	$1.1	$1.2	$1.2	$5.4

Totals:
Original cost basis	$8.4	$5.6	$7.8	$7.6	$29.4

Fair market value as of December 9, 2008	$2.3	$1.4	$1.8	$2.6	$8.1

          We perform a separate analysis to determine whether our preneed contracts are in a loss position. For additional information, see Note 2(m) to the consolidated financial statements and “Overview of Critical Accounting Policies” herein.
          We generate revenue related to the trusts from investment management fees earned by our subsidiary, ITI. In fiscal year 2008, these fees amounted to $10.0 million. These fees are based on the fair market value of the investments in the funeral and cemetery merchandise and services trust portfolio and cemetery perpetual care trusts, and significant changes in the fair market value of the portfolio impact the fees earned. To the extent the fair market values of our trust assets continue to be less than those values prevailing during 2008, we will recognize less revenue from ITI fees than we earned in 2008 and than we have historically earned.
Impact of Preneed Sales on Near-Term Cash
          The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the timing of the tax payments on the sale, the portion of the sale required to be placed into trust and the terms of the particular contracts such as the size of the down payment required and the length of the contract. We generally pay commissions to our preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because we are required to place a portion of each cash installment paid by the customer into trust, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed sales are generally cash flow negative initially, but become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract. Commissions related to preneed funeral and preneed cemetery services and merchandise sales are expensed as incurred.
          Cash flows related to earnings in our trusts, deposits and withdrawals and related matters and our cemetery perpetual care funding obligations are described in Notes 4, 5 and 6 of the consolidated financial statements.
Overview of Critical Accounting Policies
          The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions. See Note 2(b) to the consolidated financial statements included in Item 8. We believe that of our significant accounting policies, the following are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment. See Note 2 to the consolidated financial statements included in Item 8.
Deferred Revenue and Revenue Recognition
          Funeral revenue is recognized when funeral services are performed. Our funeral receivables included in current receivables primarily consist of amounts due for funeral services already performed. We sell price-guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings, are deferred until such time that the funeral services are performed. See Note 2(i) to the consolidated financial statements included in Item 8.
          Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66. Under SFAS No. 66, revenue from constructed cemetery property is not recognized until 10 percent of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed. See Note 2(j) to the consolidated financial statements included in Item 8.
          We defer all dividends and interest earned and net capital gains and losses realized by preneed funeral trust and preneed cemetery merchandise trust accounts until the underlying service or the merchandise is delivered. Unrealized capital gains and losses are not allocated to contracts.
Perpetual Care Funding Obligation
          Certain states allow us to withdraw realized capital gains from cemetery perpetual care trusts, and other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that we have been allowed to withdraw realized gains and there are realized losses in the trust, we may determine we have a funding obligation to restore the net realized losses of the trust. A charge is recorded in the statement of earnings at the time it is considered probable that we will be required to restore the realized losses.
Loss Contract Analysis
          Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we determine which trusts are in a net loss position by comparing the aggregate market value of the trust’s investments with the aggregate actual cost basis of the investments. If the aggregate cost basis exceeds the aggregate market value of the investments, the trust is considered to be in a net loss position. For trusts in a net loss position, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of proceeds for contracts associated with the trusts in question as of that particular balance sheet date. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of proceeds to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed funeral contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our backlog. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, there is currently capacity for additional market depreciation before a contract loss would result.
Variable Interest Entities
          We consolidate our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. For a more detailed discussion of our accounting policies after the implementation of FIN 46R including our policy for determining whether a loss in an investment in our trust portfolio should be considered realized, see Notes 2(k) and 4 through 7 to the consolidated financial statements included in Item 8. Concurrently with the adoption of FIN 46R, we changed our accounting for insurance-funded preneed funeral contracts, which are not recorded on our balance sheet, as described in Note 2(i) to the consolidated financial statements included in Item 8.
Allowance for Doubtful Accounts and Sales Cancellations
          Management must make estimates of the uncollectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of historical collection and write-off experience. In addition, we establish a reserve for sales cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction in cemetery revenue. We also establish an allowance for cancellations of insurance and third-party commissions based on historical experience for cancellations of insurance contracts within the period of refundability. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.
Depreciation of Long-Lived Assets
          Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Buildings and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment, 3 to 4 years; and crematory equipment, 5 to 20 years. Vehicles are generally depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.
Valuation of Long-Lived Assets
          We review the carrying value of our long-lived assets whenever events or circumstances indicate that the carrying amount may not be recoverable. This review is based on our projections of anticipated undiscounted future cash flows and compares the estimated undiscounted future cash flows expected to be generated by those assets to the carrying amount of those assets. The net carrying value of any assets not fully recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.
Valuation of Goodwill
          In our determination of reporting units for goodwill impairment testing purposes, both qualitative and quantitative characteristics are evaluated. Gross margins are analyzed for purposes of determining whether or not our operating divisions are considered economically similar. Our division presidents also review a variety of metrics when assessing the performance of our regions. Qualitative factors include the nature of our products and services, consistency of products and services and the delivering of those products and services in our funeral homes and cemeteries, the similarity of class of customers across all locations and regulations in different jurisdictions. Based on our evaluation, we have 13 reporting units. Because goodwill impairment tests are applied at the reporting unit level, a change in reporting unit can have a material effect on the outcome of the test. See Note 2(g) to the consolidated financial statements included in Item 8 for additional information.
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
          Our goodwill impairment test involves estimates and management judgment. We determine fair value of each reporting unit using a discounted cash flow valuation methodology. From time to time, we may obtain assistance from third parties in our evaluation. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We test our results by comparing them to the trading multiples of companies in our industry and supplier industries calculated as enterprise value divided by EBITDA. We also reviewed multiples used in recent acquisition transactions. In projecting our cash flows we used growth rates of three to five percent. We adjusted the results for our estimate of the impact of the realized losses in our trusts on our cash flows. For the discount rate, we used 8.3 percent, which reflected our weighted average cost of capital determined based on our industry and our supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3.5 percent. We considered sensitivities within the terminal values and used the midpoint enterprise value as our best estimate.
          Step two of our impairment test involves determining estimates of the fair values of our assets and liabilities. We may obtain assistance from third parties in assessing the fair value of certain of our assets, primarily real estate, in performing our step two analysis. If these estimates or their related assumptions change in the future, including if we project lower cash flow in the future for a reporting unit than we projected when we performed our fiscal 2008 impairment test, we may be required to record an additional impairment charge.
Accounting for Income Taxes
          As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. The following items are reviewed to determine if a valuation allowance is required: net operating losses (federal, state and United States possessions), capital loss carry forwards and deferred tax assets (federal, state and United States possessions). To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of earnings.
          Approximately one-half of the October 31, 2008 fair market value of our preneed funeral and cemetery merchandise and services trusts are in trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred.
          Realized capital losses in the trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can require us to record a valuation allowance against the related deferred tax asset (capital loss carryforward), which increases our current period effective tax rate and reduces our current period reported net earnings. During our fourth fiscal quarter of 2008, we recorded a tax valuation allowance related to capital losses realized in our preneed funeral and cemetery merchandise and services trusts for which we are the grantor for tax purposes. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future against which to use the tax benefit of the capital loss (which is limited to five years), when we perform the contract, we will recognize more income and pay higher taxes for tax purposes than we will for book purposes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all of their earnings are service revenue and thus ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.
          We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards Statement No. 109” (“FIN 48”) during the first quarter of fiscal year 2008. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain.
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
Estimated Insurance Loss Liabilities
          We purchase comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies but below our deductible. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate the receivables due from our insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages with information obtained from our primary insurer.
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
          We also have insurance coverage related to property damage, incremental costs and property operating expenses we incurred due to damage caused by hurricanes and other natural disasters. Our policy is to record such amounts when recovery is probable, which generally means we have reached an agreement with the insurance company. For additional information, see Note 23 to the consolidated financial statements included in Item 8.
          We accrue for legal costs related to loss contingencies as the services are provided. If a settlement is determined to be probable, then an estimate is recorded for the settlement at that time.
Results of Operations
          The following discussion segregates the financial results of our continuing operations into our various segments, grouped by our funeral and cemetery operations. For a discussion of discontinued operations, see Note 12 to the consolidated financial statements included in Item 8. For a discussion of our segments, see Note 21 to the consolidated financial statements included in Item 8. As there have been no material acquisitions or construction of new locations in fiscal years 2008 and 2007, results from continuing operations reflect those of same-store locations.
Comparison of Fiscal Year 2008 to Fiscal Year 2007
Year Ended October 31, 2008 Compared to Year Ended October 31, 2007—Continuing Operations
Funeral Operations

	Year Ended October 31,
			Increase
	2008	2007	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$117.8	$117.1	$.7
Western Division	150.5	143.8	6.7
Corporate Trust Management (1)	18.3	18.4	(.1)

Total Funeral Revenue	$286.6	$279.3	$7.3

Funeral Costs:
Eastern Division	$98.8	$99.3	$(.5)
Western Division	118.7	116.4	2.3
Corporate Trust Management (1)	.8	.7	.1

Total Funeral Costs	$218.3	$216.4	$1.9

Funeral Gross Profit:
Eastern Division	$19.0	$17.8	$1.2
Western Division	31.8	27.4	4.4
Corporate Trust Management (1)	17.5	17.7	(.2)

Total Funeral Gross Profit	$68.3	$62.9	$5.4

	Change in Average		Change in Same-
	Revenue Per		Store Funeral	Same-Store
Same-Store Analysis	Funeral Service		Services	Cremation Rate
				2008	2007
Eastern Division	0.6%		(0.5)%	36.2%	35.1%
Western Division	4.7%		0.3%	42.7%	42.5%
Total	3.0	%(1)	—%	39.8%	39.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2008 and 2007 were $5.1 million and $5.9 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in total average revenue per call presented, but not in the Eastern and Western divisions’ average revenue per call. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2008 and 2007 were $13.2 million and $12.5 million, respectively.
Consolidated Operations—Funeral
          Funeral revenue from continuing operations increased $7.3 million, or 2.6 percent, from $279.3 million for the year ended October 31, 2007 to $286.6 million for the year ended October 31, 2008. Our same-store funeral services performed remained flat with a 15 event decrease to 58,462 events. Our same-store funeral operations achieved a 2.7 percent increase in the average revenue per traditional funeral service and a 4.1 percent increase in the average revenue per cremation service due primarily to the continued refinement of new funeral packages and pricing. These increases along with a year-over-year increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.0 percent. The cremation rate for our same-store operations was 39.8 percent for the year ended October 31, 2008 compared to 39.3 percent for the corresponding period in 2007.
          Funeral gross profit increased $5.4 million to $68.3 million for fiscal year 2008 compared to $62.9 million for fiscal year 2007 primarily due to the increase in revenue, as noted above. Funeral gross profit margin increased 130 basis points to 23.8 percent for fiscal year 2008 from 22.5 percent for the same period in 2007.
Segment Discussion—Funeral
          Funeral revenue in the Eastern division funeral segment increased $0.7 million primarily due to a 0.6 percent increase in average revenue per funeral service in same-store operations, partially offset by a 0.5 percent decrease in the number of funeral services performed by same-store operations. Funeral revenue in the Western division funeral segment increased $6.7 million primarily due to a 4.7 percent increase in the average revenue per funeral service in same-store operations and a 0.3 percent increase in the number of funeral services performed by same-store operations. Funeral revenue in the corporate trust management segment decreased $0.1 million primarily due to a $0.8 million decrease in trust management fees, offset by a $0.7 million increase in funeral trust earnings.
          Funeral gross profit for the Eastern division funeral segment increased $1.2 million primarily due to an increase in revenue, as discussed above, and a decrease in expenses. The decrease in expenses is primarily due to a prior year $0.7 million impairment charge related to funeral licenses in the state of Maryland. Funeral gross profit for the Western division funeral segment increased $4.4 million primarily due to an increase in revenue, as discussed above. As demonstrated in the table above, the same-store cremation rate increased for both the Eastern and Western division.

Cemetery Operations

	Year Ended October 31,
			Increase
	2008	2007	(Decrease)
	(In millions)
Cemetery Revenue:
Eastern Division	$130.6	$143.2	$(12.6)
Western Division	101.6	90.4	11.2
Corporate Trust Management (1)	9.1	9.9	(.8)

Total Cemetery Revenue	$241.3	$243.5	$(2.2)

Cemetery Costs:
Eastern Division	$125.2	$122.2	$3.0
Western Division	82.7	71.2	11.5
Corporate Trust Management (1)	.9	.6	.3

Total Cemetery Costs	$208.8	$194.0	$14.8

Cemetery Gross Profit:
Eastern Division	$5.4	$21.0	$(15.6)
Western Division	18.9	19.2	(.3)
Corporate Trust Management (1)	8.2	9.3	(1.1)

Total Cemetery Gross Profit	$32.5	$49.5	$(17.0)

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trust over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2008 and 2007 were $4.9 million and $5.3 million and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2008 and 2007 were $4.2 million and $4.6 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
Consolidated Operations—Cemetery
          Cemetery revenue from continuing operations decreased $2.2 million, or 0.9 percent, from $243.5 million for the year ended October 31, 2007 to $241.3 million for the year ended October 31, 2008. The decrease is due primarily to an $8.2 million, or 7.3 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions. In addition, we experienced a $3.6 million decrease in construction on various cemetery projects. In the prior year, we experienced growth due to focused efforts to reduce the production backlog in existing cemetery projects. These decreases were partially offset by a $3.2 million, or 3.5 percent, increase in cemetery merchandise delivered and services performed, a $2.8 million increase in cemetery commission income related to a new program to manage the cemetery sales at eleven Archdiocese of Los Angeles cemeteries and a $2.1 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third party.
          Perpetual care trust earnings for the year ended October 31, 2008 amounted to $10.7 million compared to $10.2 million for the year ended October 31, 2007.
          Cemetery gross profit decreased $17.0 million from $49.5 million in fiscal year 2007 to $32.5 million in fiscal year 2008. The decrease in cemetery gross profit is primarily due to a $13.3 million charge recorded in the fourth quarter of 2008 for our estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts, included in cemetery costs. See Note 6 to the consolidated financial statements for additional information.

Segment Discussion—Cemetery
          Cemetery revenue in the Eastern division cemetery segment decreased $12.6 million primarily due to a $6.8 million decrease in construction on various cemetery development projects and a $7.1 million, or 9.9 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. Cemetery revenue in the Western division cemetery segment increased $11.2 million primarily due to a $3.2 million increase in construction on various cemetery projects, a $2.8 million increase in cemetery commission income related to a new program to manage the cemetery sales at eleven Archdiocese of Los Angeles cemeteries, a $2.1 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third party and a $1.7 million increase in cemetery merchandise delivered and services performed. Cemetery revenue in the corporate trust management segment decreased $0.8 million due to a $0.4 million decline in trust management fees and a $0.4 million decline in cemetery trust earnings.
          Cemetery gross profit for the Eastern division cemetery segment decreased $15.6 million due to the decrease in cemetery revenue, as discussed above, and an increase in expenses. The increase in expenses is primarily due to the $9.3 million charge related to the estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts described above. Cemetery gross profit for the Western division cemetery segment decreased $0.3 million primarily due to an increase in expenses due in part to the $4.0 million charge related to the estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts described above.
Other
          Corporate general and administrative expenses increased $1.5 million to $32.6 million for fiscal year 2008. The increase was primarily due to a $2.3 million increase in information technology costs due in part to the implementation of new business systems and a web development project in the current year, a $1.8 million increase in costs related to our evaluation of the unsolicited acquisition proposal received from Service Corporation International in the third quarter of 2008 and a $1.5 million increase in costs related to the continuous improvement initiative that began in the first quarter of 2008. The increases were partially offset by a $2.0 million decrease in professional fees primarily due to a decrease in litigation expense and a $1.0 million decrease in depreciation expense for the year ended October 31, 2008 due to the accelerated depreciation in the prior year of our previous computer software systems associated with the implementation of the new business systems in the prior year.
          We recorded $0.6 million in separation charges during the year ended October 31, 2007 primarily related to separation pay of a former executive officer who retired in the first quarter of 2007.
          As a result of the annual goodwill impairment evaluation performed in the fourth quarter of 2008, we recorded a goodwill impairment charge of $26.0 million for the year ended October 31, 2008. For additional information, see Note 13 to the consolidated financial statements included in Item 8.
          We incurred $2.3 million in hurricane related charges in fiscal 2008 primarily related to Hurricane Ike and Hurricane Katrina. In September 2008, Hurricane Ike struck the Texas Gulf Coast and our facilities in that area were affected resulting in a $1.2 million charge primarily for debris cleanup and repairs. We are in the process of preparing our insurance claim related to Hurricane Ike. The $1.1 million charge in the current year in relation to Hurricane Katrina primarily relates to legal costs associated with ongoing insurance claims. We incurred $2.5 million in hurricane related charges for the same period of 2007 primarily due to repairs at locations damaged by Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 23 to the consolidated financial statements.
          Interest expense decreased $1.0 million to $24.1 million for the year ended October 31, 2008 primarily due to a 123 basis-point decrease in the average rate, partially offset by a $52.7 million increase in the average debt outstanding.
          Other operating income, net decreased $0.8 million to $0.9 million for the year ended October 31, 2008. The decrease is primarily due to the sale of excess cemetery property in the Western division in the second quarter of fiscal year 2007 and proceeds related to the sale of an investment during fiscal year 2007.

          Investment and other income, net decreased $1.0 million to $2.4 million due primarily to a decrease in the average rate earned on our cash balances from 4.75 percent in fiscal year 2007 to 1.67 percent in fiscal year 2008. In light of the current economic and market conditions, we decided to seek stable investments in money-market funds invested in United States treasury securities. These investments realize a lower average rate on cash.
          As a result of the $250.0 million senior convertible note transaction in June 2007, we recorded a $0.7 million charge for the loss on early extinguishment of debt during fiscal year 2007.
          The effective tax rate for continuing operations for the year ended October 31, 2008 was 119.7 percent compared to 31.5 percent for the same period in 2007. The increased rate in 2008 was primarily due to the $26.0 million goodwill impairment charge recorded in the fourth quarter of fiscal year 2008, of which $25.0 million was non-deductible for tax purposes. This increase was coupled with a $7.4 million valuation allowance recorded on the unrealized capital loss carryforward of approximately $18.8 million, net of capital gains, attributable to the write-down of investments of certain trusts which are recognized for tax purposes and deferred for book purposes. We concluded a valuation allowance for the capital loss carryforward was necessary because it was uncertain whether we could generate any taxable capital gains within the carryforward period. The reduced rate in 2007 was primarily caused by a tax benefit of $3.4 million attributable to the utilization of a capital loss carryforward, coupled with a tax benefit of $0.8 million attributable to the completion and settlement of an audit by the Commonwealth of Puerto Rico for tax periods 1999, 2000 and 2001.
          As of November 1, 2007, we adopted FIN 48, which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a $1.0 million increase to the November 1, 2007 opening balance of accumulated deficit, a $3.4 million increase in deferred tax assets and a $4.4 million increase in other long-term liabilities. For additional information on FIN 48, see Notes 3 and 18 to the consolidated financial statements included herein.
          Our weighted average diluted shares outstanding decreased to 93.8 million shares for the year ended October 31, 2008 compared to 102.7 million shares for the same period in 2007. The decrease is primarily due to our $75.0 million stock repurchase program in which we have repurchased $48.4 million, or 6.6 million shares, of our Class A common stock, yielding a positive impact on earnings per share.
          Long-term receivables decreased $12.9 million from October 31, 2007 to October 31, 2008 primarily due to a $10.8 million income tax refund receivable collected during fiscal year 2008. Goodwill declined $26.0 million due to the $26.0 million goodwill impairment charge, discussed above. Deferred income taxes decreased $13.3 million from October 31, 2007 to October 31, 2008 primarily due to a change in income tax accounting methods which resulted in an $8.9 million reduction of deferred tax assets offsetting current taxes payable. See Note 18 to the consolidated financial statements for additional information on income tax related items that occurred in fiscal year 2008. The $13.3 million estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts is discussed in Note 6 to the consolidated financial statements. The $6.6 million increase in other long-term liabilities from October 31, 2007 to October 31, 2008 was primarily due to a $4.4 million charge due to the adoption of FIN 48 in the first quarter of 2008.
          Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts decreased substantially primarily due to the recent decline in market value of our trust assets due to a broad based decline in the overall financial markets. For additional information, see Notes 4, 5 and 6 to our consolidated financial statements included herein.
Preneed Sales into and Deliveries out of the Backlog
          Preneed funeral sales decreased 5.2 percent for the year ended October 31, 2008 compared to the same period in 2007 due in part to current economic conditions.

          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We added $173.9 million in gross preneed sales to our funeral and cemetery merchandise and services backlog (including $76.5 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2008 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $179.2 million (including $76.9 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007. Deliveries out of our preneed funeral and cemetery merchandise and services backlog, including accumulated trust earnings related to these preneed deliveries, amounted to $151.4 million for the year ended October 31, 2008, compared to $145.2 million for the corresponding period in 2007, resulting in net increases in the backlog of $22.5 million and $34.0 million for the years ended October 31, 2008 and 2007, respectively.
Comparison of Fiscal Year 2007 to Fiscal Year 2006
Financial Summary of Fiscal Year 2007
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
Year Ended October 31, 2007 Compared to Year Ended October 31, 2006—Continuing Operations
Funeral Operations

	Year Ended October 31,
			Increase
	2007	2006	(Decrease)
	(In millions)
Funeral Revenue:
Eastern Division	$117.1	$116.3	$.8
Western Division	143.8	146.1	(2.3)
Corporate Trust Management (1)	18.4	17.8	.6

Total Funeral Revenue	$279.3	$280.2	$(.9)

Funeral Costs:
Eastern Division	$99.3	$97.9	$1.4
Western Division	116.4	116.6	(.2)
Corporate Trust Management (1)	.7	.5	.2

Total Funeral Costs	$216.4	$215.0	$1.4

Funeral Gross Profit:
Eastern Division	$17.8	$18.4	$(.6)
Western Division	27.4	29.5	(2.1)
Corporate Trust Management (1)	17.7	17.3	.4

Total Funeral Gross Profit	$62.9	$65.2	$(2.3)

	Change in Average		Change in Same-	Same-Store
	Revenue Per		Store Funeral	Cremation Rate
Same-Store Analysis	Funeral Service		Services	2007	2006
Eastern Division	2.4%		(1.3)%	35.1%	33.3%
Western Division	4.1%		(2.8)%	42.5%	42.5%
Total	3.5	%(1)	(2.2)%	39.3%	38.6%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2007 and 2006 were $5.9 million and $5.5 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in total average revenue per call presented, but not in the Eastern and Western divisions’ average revenue per call. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2007 and 2006 were $12.5 million and $12.3 million, respectively.
Consolidated Operations—Funeral
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
Cemetery Operations

	Year Ended October 31,
			Increase
	2007	2006	(Decrease)
	(In millions)
Cemetery Revenue:
Eastern Division	$143.2	$136.8	$6.4
Western Division	90.4	87.8	2.6
Corporate Trust Management (1)	9.9	9.4	.5

Total Cemetery Revenue	$243.5	$234.0	$9.5

Cemetery Costs:
Eastern Division	$122.2	$112.8	$9.4
Western Division	71.2	71.3	(.1)
Corporate Trust Management (1)	.6	.5	.1

Total Cemetery Costs	$194.0	$184.6	$9.4

Cemetery Gross Profit:
Eastern Division	$21.0	$24.0	$(3.0)
Western Division	19.2	16.5	2.7
Corporate Trust Management (1)	9.3	8.9	.4

Total Cemetery Gross Profit	$49.5	$49.4	$.1

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2007 and 2006 were $5.3 million and $4.9 million and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2007 and 2006 were $4.6 million and $4.5 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment.
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
          We experienced an average return, excluding unrealized gains and losses, of 4.4 percent in our perpetual care trusts for the year ended October 31, 2007 resulting in revenue of $10.2 million, compared to 4.6 percent for the corresponding period in 2006 resulting in revenue of $10.1 million. Perpetual care trust earnings are included in the geographic segments’ revenue and gross profit. See Notes 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of those trust assets and the current performance of the trusts (i.e. current realized gains and losses, interest income and dividends).
Segment Discussion—Cemetery
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
Discontinued Operations
          Included in discontinued operations for the year ended October 31, 2007 were gains on dispositions, net of impairment losses, of $0.6 million compared to ($0.2) million recognized for the year ended October 31, 2006. Revenues for fiscal year 2007 were $2.8 million compared to $3.9 million in fiscal year 2006. The effective tax rate for our discontinued operations for the year ended October 31, 2007 was a 38.2 percent expense compared to a 116.3 percent benefit for the same period in 2006. For additional information, see Notes 12 and 18 to the consolidated financial statements included in Item 8.
Other
          For the year ended October 31, 2007, hurricane related charges, net of recoveries, increased $4.1 million from net recoveries of $1.6 million in fiscal year 2006 to net charges of $2.5 million in fiscal year 2007. These charges were due to repairs at locations damaged by Hurricane Katrina. The timing of the receipt of insurance proceeds is not in line with the timing of cash spending related to Hurricane Katrina. For additional information, see Note 23 to the consolidated financial statements included in Item 8.
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
          As of October 31, 2007, our outstanding debt totaled $450.3 million. On June 27, 2007, we issued $125.0 million aggregate principal amount of 3.125 percent senior convertible notes due 2014 and $125.0 million aggregate principal amount of 3.375 percent senior convertible notes due 2016. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $6.2 million. We had net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-

term debt). Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million in negotiated transactions which reduced our shareholder’s equity.
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
Liquidity and Capital Resources
General
          We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be trusted and cemetery perpetual care trust earnings. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $125.0 million revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to renew or replace our revolving credit facility which matures in November 2009 and will need to refinance long-term debt becoming due in 2013 through 2016, as described below.
          As described above in the section “Overview—Recent Events,” during our 2008 fiscal year and particularly during our fourth fiscal quarter, the United States and global economies experienced substantial declines. The anticipated future effect of these events on our cash flow is described in that section and in Item 1A. “Risk Factors.”
          We have initiated discussions with members of our bank group regarding the renewal of the $125.0 million revolving credit facility which matures in November 2009. While we have nothing drawn as of October 31, 2008, we do have $14.6 million in letters of credit and a $30.8 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trusts in Florida. As of October 31, 2008, we had cash and cash equivalents of $72.6 million. Given current credit market conditions, we expect a new revolving credit facility to be more expensive than our existing facility and have tighter covenants, including, potentially, more restrictive conditions on when we can pay dividends and repurchase stock. We have entered into discussions to assess commitment levels, pricing and covenant expectations. While we expect to renew or replace the current credit facility with acceptable terms, if we are unable to negotiate a facility at acceptable terms, we would be required to cover the letters of credit and may be required to cover the Florida bond with existing cash on hand. As of October 31, 2008, we had sufficient cash on hand to cover these funding obligations but if current economic conditions do not improve and we are unable to secure a new credit facility, we will be required to continue to impose cost and cash savings strategies which, for example, could result in the elimination of the dividend, reduced capital expenditures and other cash savings steps. Our availability under the revolving credit facility, after giving consideration to aforementioned outstanding letters of credit and bond, was $79.6 million as of October 31, 2008. Our $200.0 million senior notes are not redeemable by us until February 15, 2009 and mature on February 15, 2013. We also have $250.0 million in senior convertible notes, half of which mature in 2014 and the other half of which mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

          We plan to conserve our cash pending the renewal or replacement of our revolving credit facility. Otherwise, we plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, repurchase debt and stock, construct funeral homes on cemeteries of unaffiliated third parties and make acquisitions of or investments in death care or related businesses are attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our infrastructure. We regularly review acquisition and other strategic opportunities, which may require us to draw on our revolving credit facility or pursue additional debt or equity financing.
          We currently pay quarterly cash dividends of two and one-half cents per share on our Class A and B common stock, which amounted to $9.4 million for year ended October 31, 2008. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.6 million remains available as of October 31, 2008. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending upon market conditions and other factors.
Cash Flow
Comparison of Fiscal Year 2008 to Fiscal Year 2007
          Our operations provided cash of $84.5 million for the year ended October 31, 2008, compared to $81.9 million for the corresponding period in 2007. The increase in operating cash flow is primarily due to $9.3 million in net tax payments made in fiscal year 2007 compared to $4.0 million in net tax refunds received in fiscal year 2008, which included approximately $21.8 million in tax refunds in 2008 compared to $5.8 million in refunds in 2007. We expect to be a cash tax payer in fiscal year 2009. The timing of additional refunds cannot be predicted at this time, although we continually review our tax planning strategies looking for opportunities. These increases are partially offset by $3.2 million of business interruption insurance proceeds and $1.3 million of insurance proceeds, net of expenses, related to Hurricane Katrina, received in fiscal year 2007. In addition, in fiscal year 2007, we withdrew $2.1 million of unusual trust withdrawals related to the deferred revenue project and received $2.1 million due to the execution of a lease of our mineral rights at one of our cemeteries to an outside third party.
          Our investing activities resulted in a net cash outflow of $27.4 million for the year ended October 31, 2008, compared to a net cash outflow of $34.2 million for the comparable period in 2007. The change is primarily due to the fact that we purchased several properties in 2007 resulting in a net cash outflow of $5.2 million compared to $1.4 million in 2008 and due to a decline in capital expenditures related to Hurricane Katrina. For the year ended October 31, 2008, capital expenditures amounted to $27.0 million, which included $17.4 million for maintenance capital expenditures, $1.0 million for growth initiatives, $2.9 million related to Hurricane Katrina and $5.7 million related to the implementation of new business systems. For the year ended October 31, 2007, capital expenditures were $35.3 million, which included $18.9 million for maintenance capital expenditures, $3.5 million for growth initiatives, $8.4 million related to Hurricane Katrina and $4.5 million related to the implementation of new business systems. In the year ended October 31, 2008, there were no insurance proceeds related to hurricane damaged properties compared to $2.5 million in the same period in 2007.
          Our financing activities resulted in a net cash outflow of $56.1 million for the year ended October 31, 2008, compared to a net cash outflow of $20.1 million for the comparable period in 2007. This change is primarily due to net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt) in 2007. There were $0.2 million in debt repayments in 2008. In June 2007, we issued $250.0 million in senior convertible notes. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $6.2 million. Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million, compared to $48.6 million in cash outflows related to our current stock repurchase program in 2008.
Comparison of Fiscal Year 2007 to Fiscal Year 2006
          Our operations provided cash of $81.9 million for the year ended October 31, 2007, compared to providing cash of $90.1 million for the corresponding period in 2006. The change in operating cash flow is due to cash inflows of $2.1 million of extraordinary trust withdrawals in 2007 compared to cash inflows of $14.8 million for trust withdrawals in 2006 related to the deferred revenue project. Also, $9.3 million of net tax payments were made during the year ended October 31, 2007 compared to $4.2 million of net tax payments for the comparable period in 2006 due to a net operating loss carryforward utilized in fiscal year 2006. There were $1.3 million of net cash inflows recorded related to Hurricane Katrina in 2007 compared to $3.8 million of cash outflows in 2006. The timing of receipt of insurance proceeds does not match the timing of cash spending related to Hurricane Katrina. Lastly, we received $2.1 million due to the execution of a lease of our mineral rights at one of our cemeteries to an outside third party.
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
          Our financing activities resulted in a net cash outflow of $20.1 million for the year ended October 31, 2007, compared to a net cash outflow of $65.4 million for the comparable period in 2006. This change is primarily due to net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt) in fiscal year 2007 compared to $33.2 million of debt repayments in fiscal year 2006. A $30.0 million unscheduled Term Loan B payment was made during the second quarter of 2006. In June 2007, we issued $250.0 million in senior convertible notes as described in Note 15 to the consolidated financial statements included in Item 8. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $6.2 million. Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million, compared to $22.0 million in stock repurchases for the same period in 2006 under our stock repurchase program in effect at that time.
Contractual Obligations and Commercial Commitments
          As of October 31, 2008, our outstanding debt balance totaled $450.1 million. We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2008.

	Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt obligations (1)	$450.1	$—	$—	$200.0	$250.1
Interest on long-term debt (2)	113.2	20.6	41.3	35.0	16.3
Operating lease agreements (3)	30.6	4.6	6.0	3.5	16.5
Non-competition and other agreements (4)	1.0	.5	.5	—	—

	$594.9	$25.7	$47.8	$238.5	$282.9

(1)	See below for a breakdown of future scheduled principal payments and maturities of our long-term debt by type as of October 31, 2008.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 14 years, except for seven leases that expire between 2032 and 2039. In the first quarter of 2008, we entered into a capital lease for equipment with a two-year term for approximately $0.4 million. Our future minimum lease payments as of October 31, 2008 were $4.6 million, $3.5 million, $2.5 million, $2.0 million, $1.5 million and $16.5 million for the years ending October 31, 2009, 2010, 2011, 2012, 2013 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to former executive officers.
          The following table details our known potential or possible future cash payments related to various contingent obligations as of October 31, 2008.

	Expiration by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contingent Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Cemetery perpetual care trust funding obligation(1)	$13.3	$13.3	$—	$—	$—
Long-term obligations related to uncertain tax positions(2)	5.0	—	—	—	5.0

	$18.3	$13.3	$—	$—	$5.0

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $13.3 million as of October 31, 2008, and we recorded this as an increase in cemetery costs in fiscal year 2008. As of October 31, 2008, we had unrealized losses of $64.4 million in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.

(2)	As discussed in Notes 3 and 18 to the consolidated financial statements included in Item 8, we adopted the provisions of FIN 48 on November 1, 2007. In accordance with the provisions of FIN 48, we recorded $5.0 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
          As of October 31, 2008, our outstanding debt balance was $450.1 million, consisting of $250.0 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of October 31, 2008.

Other
Principally
Seller
	Revolving	Senior		Financing of
	Credit	Convertible		Acquired
Fiscal Year Ending October 31,	Facility	Notes	Senior Notes	Operations	Total
2009	$—	$—	$—	$—	$—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
Thereafter	—	250.0	—	.1	250.1

Total long-term debt	$—	$250.0	$200.0	$.1	$450.1

Off-Balance Sheet Arrangements
              Our off-balance sheet arrangements as of October 31, 2008 consist of the following two items:
(1)	the $30.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 20 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
          Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2008	2007	2006	2005	2004
1.72 (1)	3.05 (2)	2.83 (3)	1.34 (4)(5)	1.97 (6)

(1)	Pretax earnings for fiscal year 2008 include a charge of $2.3 million related to Hurricanes Katrina and Ike, a charge of $26.0 million for impairment of goodwill, a $13.3 million charge related to the estimated probable obligation to fund the cemetery perpetual care trust net realized losses and gains on dispositions, net impairment losses of ($0.4) million.

(2)	Pretax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(3)	Pretax earnings for fiscal year 2006 includes a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.2) million.

(4)	Pretax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on disposition, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(5)	Excludes the cumulative effect of change in accounting principles.

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
          On June 27, 2007, we issued $125.0 million aggregate principal amount of 3.125 percent senior convertible notes due 2014 and $125.0 million aggregate principal amount of 3.375 percent senior convertible notes due 2016. As part of this transaction, we sold common stock warrants and purchased call options. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the senior convertible notes on our common stock. For additional information about these transactions, see Note 15 to our consolidated financial statements included in Item 8.
Marketable Equity Securities
          As of October 31, 2008 and 2007, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $387.4 million and $598.0 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in such accounts would result in a change of approximately $38.7 million and $59.8 million, respectively, in the fair value of such accounts.
          Our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, all of which are managed by ITI, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.
Interest
          We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 15 to our consolidated financial statements included in Item 8.

          As of October 31, 2008, our long-term fixed-rate debt consists of our $200.0 million 6.25 percent senior notes, $125.0 million 3.125 percent senior convertible notes, $125.0 million 3.375 percent senior convertible notes and our third-party debt. On June 27, 2007 we issued the $250.0 million of senior convertible notes. This transaction is further discussed in Note 15 to our consolidated financial statements included in Item 8. As of October 31, 2008 and 2007, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $455.1 million and $455.7 million, respectively, compared to fair values of $331.6 million and $457.1 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 115 basis points for 2008 and 50 basis points for 2007 would result in changes of approximately $17.6 million and $13.3 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
          In June 2007, we prepaid the remaining balance of our variable-rate Term Loan B using proceeds from the issuance of the senior convertible notes. As of October 31, 2008 and 2007, there were no amounts drawn on the revolving credit facility.
          We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable-rate senior secured credit facility with fixed-rate debt or by entering into interest rate swaps.
          As of October 31, 2008 and 2007, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $131.5 million and $159.0 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $3.1 million and $3.8 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.
          As of October 31, 2008 and 2007, our money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $138.6 million and $171.1 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pretax earnings. As such, as of October 31, 2008 and 2007, only $25.3 million and $27.1 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2008 and 2007, would result in changes of less than $0.1 million for 2008 and 2007 in our pretax earnings.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Stewart Enterprises, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries at October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective November 1, 2007.
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
PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 18, 2008

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2008	2007	2006
Revenues:
Funeral	$286,607	$279,330	$280,237
Cemetery	241,276	243,487	233,993

	527,883	522,817	514,230

Costs and expenses:
Funeral	218,228	216,375	215,042
Cemetery	208,838	194,012	184,575

	427,066	410,387	399,617

Gross profit	100,817	112,430	114,613
Corporate general and administrative expenses	(32,611)	(31,143)	(31,739)
Impairment of goodwill	(25,952)	—	—
Hurricane related recoveries (charges), net	(2,297)	(2,533)	1,628
Separation charges	—	(580)	(991)
Gains on dispositions and impairment (losses), net	(353)	(44)	(153)
Other operating income, net	819	1,651	1,333

Operating earnings	40,423	79,781	84,691
Interest expense	(24,115)	(25,065)	(29,633)
Loss on early extinguishment of debt	—	(677)	—
Investment and other income, net	2,406	3,374	3,676

Earnings from continuing operations before income taxes	18,714	57,413	58,734
Income taxes	22,407	18,099	21,154

Earnings (loss) from continuing operations	(3,693)	39,314	37,580

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	807	(80)
Income tax expense (benefit)	—	308	(93)

Earnings from discontinued operations	—	499	13

Net earnings (loss)	$(3,693)	$39,813	$37,593

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.04)	$.38	$.35
Earnings from discontinued operations	—	.01	—

Net earnings (loss)	$(.04)	$.39	$.35

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.04)	$.38	$.35
Earnings from discontinued operations	—	.01	—

Net earnings (loss)	$(.04)	$.39	$.35

Weighted average common shares outstanding (in thousands):
Basic	93,795	102,584	106,855

Diluted	93,795	102,737	106,900

Dividends declared per common share	$.10	$.10	$.10

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$72,574	$71,545
Marketable securities	55	262
Receivables, net of allowances	59,129	60,615
Inventories	35,870	36,061
Prepaid expenses	7,317	6,355
Deferred income taxes, net	8,798	8,621

Total current assets	183,743	183,459
Receivables due beyond one year, net of allowances	70,671	83,608
Preneed funeral receivables and trust investments	368,412	515,053
Preneed cemetery receivables and trust investments	182,141	255,679
Goodwill	247,236	273,286
Cemetery property, at cost	375,832	373,038
Property and equipment, at cost:
Land	42,343	42,334
Buildings	319,839	310,968
Equipment and other	178,589	164,246

	540,771	517,548
Less accumulated depreciation	236,243	213,063

Net property and equipment	304,528	304,485
Deferred income taxes, net	179,515	192,859
Cemetery perpetual care trust investments	173,090	236,503
Non-current assets held for sale	2,873	3,195
Other assets	16,474	17,809

Total assets	$2,104,515	$2,438,974

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$198
Accounts payable	27,652	26,606
Accrued payroll and other benefits	14,133	16,316
Accrued insurance	21,287	21,252
Accrued interest	5,864	5,576
Estimated obligation to fund cemetery perpetual care trust	13,281	—
Other current liabilities	16,198	17,958
Income taxes payable	2,061	4,177

Total current liabilities	100,496	92,083
Long-term debt, less current maturities	450,095	450,115
Deferred preneed funeral revenue	245,182	256,603
Deferred preneed cemetery revenue	275,835	284,507
Non-controlling interest in funeral and cemetery trusts	475,420	683,052
Other long-term liabilities	20,479	13,869

Total liabilities	1,567,507	1,780,229

Commitments and contingencies (Note 20) Non-controlling interest in perpetual care trusts	171,371	235,427

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 88,693,127 and 94,865,387 shares at October 31, 2008 and 2007, respectively	88,693	94,865
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2008 and 2007; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	536,902	583,789
Accumulated deficit	(263,550)	(258,902)
Accumulated other comprehensive income :
Unrealized appreciation of investments	37	11

Total accumulated other comprehensive income	37	11

Total shareholders’ equity	365,637	423,318

Total liabilities and shareholders’ equity	$2,104,515	$2,438,974

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unearned
		Additional		Restricted	Unrealized	Total
	Common	Paid-In	Accumulated	Stock	Depreciation	Shareholders’
	Stock (1)	Capital	Deficit	Compensation	of Investments	Equity

Balance October 31, 2005	$108,670	$667,663	$(336,308)	$(569)	$(3)	$439,453

Comprehensive income: net earnings	—	—	37,593	—	—	37,593
Adoption of SFAS No. 123R	—	(569)	—	569	—	—
Restricted stock activity	6	327	—	—	—	333
Issuance of common stock	150	648	—	—	—	798
Stock options exercised	33	149	—	—	—	182
Stock option expense	—	1,203	—	—	—	1,203
Purchase and retirement of common stock	(3,896)	(18,100)	—	—	—	(21,996)
Dividends ($.10 per share)	—	(10,673)	—	—	—	(10,673)

Balance October 31, 2006	$104,963	$640,648	$(298,715)	$—	$(3)	$446,893

				Unrealized
				Appreciation	Total
	Common	Additional Paid-In	Accumulated	(Depreciation)	Shareholders’
	Stock (1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2006	$104,963	$640,648	$(298,715)	$(3)	$446,893

Comprehensive income:
Net earnings	—	—	39,813	—	39,813

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($8)	—	—	—	14	14

Total other comprehensive income	—	—	—	14	14

Total comprehensive income	—	—	39,813	14	39,827

Restricted stock activity	531	(144)	—	—	387
Issuance of common stock	213	1,249	—	—	1,462
Stock options exercised	411	2,221	—	—	2,632
Stock option expense	—	1,576	—	—	1,576
Tax benefit associated with stock options exercised	—	76	—	—	76
Purchase and retirement of common stock	(7,698)	(56,503)	—	—	(64,201)
Purchase of call options, net of tax benefit of $21,000	—	(39,000)	—	—	(39,000)
Sale of common stock warrants	—	43,850	—	—	43,850
Dividends ($.10 per share)	—	(10,184)	—	—	(10,184)

Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unrealized	Total
	Common	Additional Paid-In	Accumulated	Appreciation	Shareholders’
	Stock (1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

Comprehensive income (loss):
Net loss	—	—	(3,693)	—	(3,693)

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($15)	—	—	—	26	26

Total other comprehensive income	—	—	—	26	26

Total comprehensive income (loss)	—	—	(3,693)	26	(3,667)

Cumulative effect of adoption of FIN 48	—	—	(955)	—	(955)
Restricted stock activity	9	440	—	—	449
Issuance of common stock	172	1,082	—	—	1,254
Stock options exercised	265	1,249	—	—	1,514
Stock option expense	—	1,544	—	—	1,544
Tax benefit associated with stock options exercised	—	181	—	—	181
Purchase and retirement of common stock	(6,618)	(42,009)	—	—	(48,627)
Dividends ($.10 per share)	—	(9,374)	—	—	(9,374)

Balance October 31, 2008	$92,248	$536,902	$(263,550)	$37	$365,637

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(3,693)	$39,813	$37,593
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	353	(565)	327
Impairment of goodwill	25,952	—	—
Loss on early extinguishment of debt	—	677	—
Depreciation and amortization	28,275	27,638	25,666
Provision for doubtful accounts	7,995	9,756	6,795
Share-based compensation	2,819	2,687	2,146
Excess tax benefits from share-based payment arrangements	(227)	(153)	(11)
Provision for deferred income taxes	7,174	4,337	14,281
Estimated obligation to fund cemetery perpetual care trust	13,281	—	—
Other	443	908	2,428
Changes in assets and liabilities:
(Increase) decrease in receivables	12,107	(7,795)	(22,256)
(Increase) decrease in prepaid expenses	(1,031)	73	(2,741)
Increase in inventories and cemetery property	(2,509)	(4,365)	(4,193)
Increase in accounts payable and accrued expenses	2,623	1,741	10,454
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	36,604	4,167	4,567
Decrease in deferred preneed funeral revenue	(11,067)	(15,435)	(15,375)
Increase (decrease) in funeral non-controlling interest	(30,642)	10,867	5,058
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	15,910	5,042	3,479
Increase (decrease) in deferred preneed cemetery revenue	(8,673)	(11,807)	10,235
Increase (decrease) in cemetery non-controlling interest	(9,599)	11,681	11,686
Increase (decrease) in other	(1,572)	2,674	(38)

Net cash provided by operating activities	84,523	81,941	90,101

Cash flows from investing activities:
Proceeds from sales of marketable securities	20,219	—	—
Purchases of marketable securities	(19,956)	(1)	(53)
Proceeds from sale of assets, net	599	3,750	1,218
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	(5,203)	—
Insurance proceeds related to hurricane damaged properties	—	2,529	6,000
Additions to property and equipment	(26,995)	(35,310)	(28,907)
Other	144	49	302

Net cash used in investing activities	(27,367)	(34,186)	(21,440)

Cash flows from financing activities:
Proceeds from long-term debt	—	250,000	—
Repayments of long-term debt	(198)	(176,547)	(33,168)
Debt issue costs	—	(6,217)	—
Proceeds from sale of common stock warrants	—	43,850	—
Issuance of common stock	1,845	3,066	368
Purchase of call options	—	(60,000)	—
Purchase and retirement of common stock	(48,627)	(64,201)	(21,996)
Dividends	(9,374)	(10,184)	(10,673)
Excess tax benefits from share-based payment arrangements	227	153	11
Other	—	—	62

Net cash used in financing activities	(56,127)	(20,080)	(65,396)

Net increase in cash	1,029	27,675	3,265
Cash and cash equivalents, beginning of year	71,545	43,870	40,605

Cash and cash equivalents, end of year	$72,574	$71,545	$43,870

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$(3,980)	$9,276	$4,266
Interest	$22,120	$24,772	$27,564
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$923	$1,028	$612
Issuance of restricted stock, net of forfeitures	$162	$4,136	$35
See accompanying notes to consolidated financial statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1) The Company
          Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2008, the Company owned and operated 221 funeral homes and 139 cemeteries in 24 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Western and Eastern. Additional information on segments can be found in Note 21.
(2) Summary of Significant Accounting Policies
          (a) Principles of Consolidation
          The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. A discussion of discontinued operations and assets held for sale can be found in Note 12.
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
          The carrying amounts of securities included in preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments are stated at fair value, as described in Note 2(k).
          The fair value of the Company’s long-term variable-rate and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 15.
          Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” (“EITF 90-19”), EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), and EITF Issue No. 01-06, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-06”), the senior convertible notes issued in fiscal year 2007 are accounted for as a liability with a carrying amount equal to their principal amount in the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
consolidated balance sheet and the embedded conversion option in the senior convertible notes has not been accounted for as a separate derivative.
          The call options purchased and warrants sold contemporaneously with the sale of the senior convertible notes are equity contracts that meet the paragraph 11(a) scope exception of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid-in capital in stockholders’ equity as separate equity transactions.
          (d) Inventories
          Inventories are stated at the lower of cost (average cost and first-in, first-out methods) or net realizable value. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Such estimates are based on the Company’s projected results. Included in inventory are various cemetery construction projects. The Company allocates costs of these construction projects to the number of units in the respective project.
          (e) Buildings and Equipment
          Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment, 3 to 4 years; and crematory equipment, 5 to 20 years. Vehicles are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2008, 2007 and 2006, depreciation expense totaled $25,456, $25,146 and $22,841, respectively.
          The Company reviews for continued appropriateness the carrying value of its long-lived assets whenever events and circumstances indicate a potential impairment. This review is based on its projections of anticipated undiscounted future cash flows. If indicators of impairment are present, the Company evaluates the undiscounted future cash flows expected to be generated by those assets compared to the carrying amount of those assets. The net carrying value of assets not recoverable are reduced to fair value. While the Company believes that its estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect its evaluations.
          (f) Preneed Selling Costs
          Preneed selling costs related to the acquisition of new prearranged funeral and cemetery service and merchandise sales are charged to expense as incurred. Preneed selling costs related to the acquisition of new prearranged cemetery property sales are deferred in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”).
          (g) Goodwill
          The Company’s evaluation of the goodwill of its operations consists of 13 reporting units. Those reporting units are: corporate trust management; the Western division funeral operating segment comprised of two reporting units (Western-North and Western-South regions aggregated and Midwestern, Southern and Southwestern regions aggregated); the Western division cemetery operating segment comprised of three reporting units (Western-North

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
region, Western-South region and Midwestern, Southern and Southwestern regions aggregated); the Eastern division funeral operating segment comprised of four reporting units (Southern region, Puerto Rico region, Northern region and Central region); and the Eastern division cemetery operating segment comprised of three reporting units (Puerto Rico region, Southern region and Northern and Central regions aggregated).
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
          The Company’s goodwill impairment test involves estimates and management judgment. The Company determines fair value of each reporting unit using a discounted cash flow valuation methodology. From time to time, it may obtain assistance from third parties in its evaluation. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company tests its results by comparing them to the trading multiples of companies in its industry and supplier industries calculated as enterprise value divided by EBITDA. The Company also reviewed multiples used in recent acquisition transactions. In projecting its cash flows, the Company used growth rates of three to five percent. The Company adjusted the results for its estimate of the impact of the realized losses in its trusts on its cash flows. For the discount rate, the Company used 8.3 percent, which reflected its weighted average cost of capital determined based on its industry and supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on its market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3.5 percent. The Company considered sensitivities within the terminal values and used the midpoint enterprise value as its best estimate.
          Step two of the impairment test involves determining estimates of fair values of the Company’s assets and liabilities. The Company may obtain assistance from third parties in assessing the fair value of certain of its assets, primarily real estate, in performing the step two analysis.
          In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with its carrying amount (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. See Note 13 for a discussion of the 2008 goodwill impairment charge.
          (h) Stock-Based Compensation
          Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective application transition method. Under this transition method, compensation cost for the period includes the portion vesting in the period for (1) all share-based compensation arrangements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and (2) all share-based compensation arrangements granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. See Note 19 for additional information on SFAS No. 123R.
          (i) Funeral Revenue
          The Company sells price-guaranteed prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. When a contract turns at-need or the merchandise is delivered, the contract face value along with related trust dividends, interest income and realized gains and losses are included in revenue along with original contract principal. Prior to performing the funeral or delivering of the merchandise, such sales and related trust earnings are deferred. Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered. The Company records cash advance items such as public transportation arranged on behalf of a customer on a net basis. Discounts are also recorded on a net basis in revenue. The Company presents all taxes assessed by governmental authorities on its revenue-producing transactions (i.e., sales taxes) as well as the recoveries from its customers from these taxes on a net basis in its consolidated financial statements.
          Because preneed services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under these contracts be protected for the benefit of the customers pursuant to applicable law. Some or all of the funds may be required to be placed into trust accounts (“trust-funded preneed funeral contracts”). Alternatively, where allowed, customers may purchase a life insurance or annuity policy from third-party insurance companies to fund their preneed funeral contracts (“insurance-funded preneed funeral contracts”). The funeral goods and services selected at the time of contract origination will be funded by the insurance policy proceeds, which include increasing insurance benefits. Under either customer funding option, the Company enters into a preneed funeral contract with the customer to provide funeral services in the future. See discussion of insurance-funded preneed funeral contracts below.
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
          The Company defers all dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts until the underlying service or merchandise is delivered. Unrealized capital gains and losses are not allocated to contracts. When a contract is delivered, the earned interest, dividends and net realized capital gain or loss which have been allocated to the contract are recognized as components of revenue along with the original contract sales price.
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
          Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon the analysis described in Note 2(m), no loss amounts have been required to be recognized for the years ended October 31, 2008, 2007 and 2006. See Note 2(m) below.
          Insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2008 and 2007 was $477,069 and $448,735, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission because it acts as an agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. This allowance amounted to $3,299 and $3,295 for October 31, 2008 and 2007, respectively. The costs related to the commissions are expensed as incurred. Proceeds of these policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. Nothing more is recorded until the contracted service or merchandise is delivered. At that time, the face amount of the contract and the build-up in the face value of the contract (i.e., the policy proceeds) are recorded as funeral revenue, as well as the related costs to deliver the contract, and a receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.
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
          When the contract is delivered, the Company records in revenue the original contract sales price along with dividends, interest income and net realized capital gains and losses. Until that time, the Company defers all dividends and interest earned and net capital gains and losses realized by preneed cemetery merchandise and services trust or escrow accounts as a component of non-controlling interest. Unrealized capital gains and losses are not allocated to contracts. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.
          The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of SFAS No. 66. Under SFAS No. 66, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements in accordance with SFAS No. 66. As of October 31, 2008 and 2007, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $1,122 and $1,662, respectively. Revenue related to the preneed sale of cemetery property prior to its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.
          Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount it is required to place in the cemetery perpetual care trust for that contract. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by cemetery perpetual care funds.
          If the Company realizes net losses in those states that allowed it to withdraw capital gains, these states may require the Company to make cash deposits to the trust to cover the net loss, or may require the Company to stop withdrawing earnings until future earnings cover the net losses.
          Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Interest rates on cemetery property contracts range from 4.9 percent to 15.0 percent and have a weighted average interest rate of 8.9 percent. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables that are 90 days outstanding or less.
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
          Although FIN 46R required consolidation of the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and services trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts. The Company classifies deposits to the funeral and cemetery merchandise and services trusts as non-controlling liability interests and classifies deposits to the cemetery perpetual care trusts as non-controlling interests outside of liabilities.
          All of these trusts hold investments in cash and marketable equity and debt securities, which are reported at fair value, with the related realized and unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet. These earnings are then reclassified to non-controlling interest in funeral and cemetery trusts in the Company’s consolidated balance sheet. Dividends, interest income and realized gains and losses are included in the determination of revenue in accordance with the Company’s revenue recognition policy.
          In order to determine if a loss should be considered realized and included as a component of future revenue recorded as contracts turn at need, the Company looks at specific changes in market conditions or concerns specific to the issuer of the securities. In addition, the Company assesses the likelihood that there is sufficient cash and cash equivalents within the trusts from future preneed sales and ordinary income to fund future services which would allow the Company to hold these investments until they are estimated to recover in value. Further, the Company evaluates its intent at the individual trust level with respect to those securities. This evaluation is performed each quarter.
          In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to non-controlling interest in cemetery perpetual care trusts). Certain states allow the Company to withdraw realized capital gains, and other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that the Company has been allowed to withdraw realized gains and there are realized losses in the trust, the Company may determine it has a funding obligation to restore the net realized losses of the trust. A charge is recorded in the statement of earnings at the time it is considered probable that the Company will be required to restore the realized losses.
          See Notes 4, 5 and 6 for fair market value information for the Company’s preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments. The Company has included as realized losses common and preferred stocks issued by companies in bankruptcy or under a Federal rescue program where the securities issued have become worthless or practically worthless as well as certain securities which it considers recovery of value to be remote.
          Cash flows from preneed funeral and cemetery merchandise and services contracts and cemetery perpetual care contracts are presented as operating cash flows in the Company’s consolidated statements of cash flows, with related unrealized gains and losses excluded as they are attributable to non-controlling interests and flow through accumulated other comprehensive income or loss in the Company’s consolidated balance sheet.
          (l) Trust Fee Revenue

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
          Trust management fees related to the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are earned by the Company based on the fair market value of the investments in the trusts. These fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, ITI.
          (m) Loss Contract Impairment Analysis
          Each quarter, the Company performs an analysis to determine whether its preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, the Company determines which trusts are in a net loss position by comparing the aggregate market value of the trust’s investments with the aggregate actual cost basis of the investments. If the aggregate cost basis exceeds the aggregate market value of the investments, the trust is considered to be in a net loss position. For trusts in a net loss position, the Company adds the sales prices of the underlying contracts and net realized earnings, then subtracts net unrealized losses to derive the net amount of proceeds for contracts associated with the trusts in question as of that particular balance sheet date. The Company then looks at unrealized gains and losses based on current market prices quoted for the investments, but does not include future expected returns on the investments in its analysis. The Company compares the amount of proceeds to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed funeral contract. If a deficiency were to exist, the Company would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from its deferred revenue.
          (n) Allowance for Doubtful Accounts and Sales Cancellations
          The Company establishes an allowance for doubtful accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. The Company establishes a reserve for cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction of cemetery revenue. The Company establishes an allowance for preneed funeral and cemetery merchandise and services trust receivables. This reserve is recorded as a reduction in preneed receivables and preneed deferred revenue. The Company also establishes an allowance for cancellations for insurance and third-party commissions based on historical experience for cancellations of insurance contracts within the period of refundability.
          (o) Income Taxes
          Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. For additional information see Note 18.
          For the purpose of calculating income taxes for discontinued operations, earnings (loss) from discontinued operations is segregated into two categories: operating results and gain or loss on dispositions. Operating results are tax affected in the ordinary manner (i.e., income tax expense on net operating income, income tax benefit on net operating loss).
          (p) Earnings Per Common Share
          Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
earnings by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during each period as discussed in Note 17.
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
          (q) Purchase and Retirement of Common Stock
          Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.
          On September 19, 2007, the Company announced a new stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, the Company announced a $25,000 increase in this program. On June 19, 2008, the Company announced an additional $25,000 increase to the program, which increased the program to $75,000. As of October 31, 2008, the Company has repurchased 6,618,200 shares of its Class A common stock for $48,429 at an average price of $7.32 per share and has $26,571 remaining available under this program.
          (r) Derivatives
          The Company accounts for derivative financial instruments under SFAS No. 133. The Company had no derivative financial instruments accounted for under SFAS No. 133 during the years ended October 31, 2008, 2007 and 2006.
          (s) Estimated Insurance Loss Liabilities
          The Company purchases comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies but below our deductible. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. The Company continually evaluates the receivables due from its insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages with information obtained from its primary insurer.
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
          The Company also has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by hurricanes and other natural disasters. The Company’s policy is to record such amounts when recovery is probable, which generally means it has reached an agreement with the insurance company.
          The Company accrues for legal costs related to loss contingencies as the services are provided. If a settlement is determined to be probable, then an estimate is recorded for the settlement at that time.
          (t) Dividends
          On March 28, 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the years ended October 31, 2008, 2007 and 2006, the Company paid $9,374, $10,184 and $10,673, respectively, in dividends.
          (u) Leases
          The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next 1 to 14 years, with the exception of seven leases that expire between 2032 and 2039. As of October 31, 2008, approximately 77 percent of the Company’s 221 funeral locations were owned by the Company’s subsidiaries and approximately 23 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.
          (v) Business Interruption Insurance
          The Company has insurance policies that provide coverage for interruption to the business, including lost profits. For the fiscal year 2006, the Company recorded $3,169 in business interruption insurance proceeds related to hurricane damaged properties based on information received from its insurance carrier. This amount is reflected in the funeral and cemetery revenue line items in the consolidated statements of earnings for the year ended October 31, 2006. See Note 23 for additional information.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
          (w) Computer Software
          In fiscal year 2006, the Company began implementing two new computer software systems. Concurrently with the implementation of the new systems, the Company began disposing of the three original software systems. In 2006, the Company revisited the original useful life set for the original software systems based on the fact the Company decided to purchase externally developed software. The Company recorded the change in life of the original software systems as a change in accounting estimate and accounted for the change on a prospective basis. The decision to purchase the software was approved by the Board of Directors in September 2006 with implementation beginning in October 2006. Accordingly, the Company recorded one month of accelerated depreciation in October 2006. Prior to the end of fiscal year 2007, the original software was fully depreciated. In the third quarter of fiscal year 2007, the Company completed the implementation of its Oracle financial software system. In the fourth quarter of fiscal year 2008, the Company completed the implementation of the payroll module of the Oracle software system.
          (x) Out of Period Adjustments
          In 2007 and 2006, the Company discovered adjustments that related to prior accounting periods. The Company does not believe these adjustments were quantitatively or qualitatively material to its financial position, results of operations and cash flows for the years ended October 31, 2007 and 2006 or to any of its prior annual or quarterly financial statements. As a result, the Company did not restate any prior period financial statements. The net impact of the adjustments in 2007 is an increase in gross profit of $1,247 and an increase to net earnings of $843, almost all attributable to the Western division cemetery segment. The errors for 2006 primarily related to the following and the impact on the 2006 financial statements is shown below:
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

          (y) Reclassifications
          Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements in order for these periods to be comparable. The reclassifications in themselves had no effect on the Company’s total net income or loss, total shareholders’ equity or the net increase or decrease in cash. The presentation of Notes 4, 5 and 6 have been adjusted to conform to current year presentation.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”)
          In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was adopted by the Company on November 1, 2007. The Company has reviewed its income tax positions and identified certain tax deductions or revenue deferrals that are not certain. As a result of the adoption, the Company recognized a charge of $955 to the November 1, 2007 accumulated deficit balance, a $3,394 increase in deferred tax assets and a $4,375 increase in other long-term liabilities. For additional information, see Note 18.
Other, not yet adopted
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which corresponds to the Company’s fiscal year beginning November 1, 2008. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company expects to implement the disclosure requirements of this statement related to financial assets and liabilities carried at fair value on a recurring basis in the first quarter of fiscal year 2009.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which corresponds to the Company’s fiscal year beginning November 1, 2008. The Company does not anticipate electing the fair value option under SFAS No. 159.
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
(4) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
          Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheet as of October 31, 2008 and 2007 are as follows:

	October 31, 2008	October 31, 2007
Trust assets	$336,782	$477,335
Receivables from customers	44,796	48,488

	381,578	525,823
Allowances for cancellations	(13,166)	(10,770)

Preneed funeral receivables and trust investments	$368,412	$515,053

          The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2008 are detailed below. The cost basis of the funeral merchandise and services trust assets below reflects realized losses in the trust assets of approximately $24,003 as of October 31, 2008 from their original cost basis related to certain securities held that have been rendered worthless or practically worthless during the Company’s fourth quarter of fiscal year 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$35,355	$—	$—	$35,355
U.S. Government, agencies and municipalities	11,585	157	(4)	11,738
Corporate bonds	56,661	67	(9,078)	47,650
Preferred stocks	68,300	12	(21,906)	46,406
Common stocks	272,598	1,847	(124,156)	150,289
Mutual funds	35,228	11	(10,764)	24,475
Insurance contracts and other long-term investments	19,645	104	(63)	19,686

Trust investments	$499,372	$2,198	$(165,971)	$335,599

Market value as a percentage of cost					67.2%

Accrued investment income				1,183

Trust assets				$336,782

          The estimated maturities and market values of debt securities included above are as follows:

October 31, 2008
Due in one year or less	$7,753
Due in one to five years	27,262
Due in five to ten years	24,342
Thereafter	31

$59,388

          The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2007 are detailed below.

	October 31, 2007
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$39,349	$—	$—	$39,349
U.S. Government, agencies and municipalities	21,183	192	(46)	21,329
Corporate bonds	54,438	413	(1,334)	53,517
Preferred stocks	69,125	119	(6,103)	63,141
Common stocks	291,119	11,571	(60,646)	242,044
Mutual funds	34,941	2,601	(896)	36,646
Insurance contracts and other long-term investments	19,862	117	—	19,979

Trust investments	$530,017	$15,013	$(69,025)	$476,005

Market value as a percentage of cost					89.8%

Accrued investment income				1,330

Trust assets				$477,335

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
          Activity related to preneed funeral trust investments is as follows:

	Year Ended October 31,
	2008		2007	2006
Purchases	$18,839		$152,126	$149,504
Sales	24,072		148,309	159,106
Realized gains	2,572		13,690	18,196
Realized losses	(24,868	)(1)	(1,183)	(2,910)
Deposits	31,520		32,120	29,191
Withdrawals	46,403		44,433	50,770

Other comprehensive income:
Reduction (increase) in net unrealized losses	(109,761)		3,753	19,290
Reclassification to non-controlling interest	109,761		(3,753)	(19,290)

(1)	Includes realized losses of $24,003 related to certain securities held that have been rendered worthless or practically worthless during the Company’s fourth quarter of fiscal year 2008.
          The following table shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2008 and 2007.

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$1,147	$(3)	$21	$(1)	$1,168	$(4)
Corporate bonds	20,609	(2,027)	21,258	(7,051)	41,867	(9,078)
Preferred stocks	9,055	(6,686)	36,445	(15,220)	45,500	(21,906)
Common stocks	51,658	(25,033)	86,718	(99,123)	138,376	(124,156)
Mutual funds	16,624	(8,200)	7,707	(2,564)	24,331	(10,764)
Insurance contracts and other long-term investments	3,510	—	58	(63)	3,568	(63)

Total	$102,603	$(41,949)	$152,207	$(124,022)	$254,810	$(165,971)

	October 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$4,271	$(46)	$4,271	$(46)
Corporate bonds	20,546	(785)	7,795	(549)	28,341	(1,334)
Preferred stocks	17,861	(1,008)	35,834	(5,095)	53,695	(6,103)
Common stocks	39,833	(5,772)	104,555	(54,874)	144,388	(60,646)
Mutual funds	2,975	(16)	6,294	(880)	9,269	(896)

Total	$81,215	$(7,581)	$158,749	$(61,444)	$239,964	$(69,025)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
          Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheet as of October 31, 2008 and 2007 are as follows:

	October 31, 2008	October 31, 2007
Trust assets	$148,533	$215,541
Receivables from customers	39,868	46,906

	188,401	262,447
Allowance for cancellations	(6,260)	(6,768)

Preneed cemetery receivables and trust investments	$182,141	$255,679

          The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2008 are detailed below. The cost basis of the cemetery merchandise and services trust assets below reflects realized losses in the trust assets of approximately $13,873 as of October 31, 2008 from their original cost basis related to certain securities held that have been rendered worthless or practically worthless during the Company’s fourth quarter of fiscal year 2008.

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$15,939	$—	$—	$15,939
U.S. Government, agencies and municipalities	12,960	647	(5)	13,602
Corporate bonds	12,399	15	(1,859)	10,555
Preferred stocks	25,589	1	(8,828)	16,762
Common stocks	140,654	303	(67,576)	73,381
Mutual funds	30,310	—	(12,581)	17,729
Insurance contracts and other long-term investments	107	—	(15)	92

Trust investments	$237,958	$966	$(90,864)	$148,060

Market value as a percentage of cost					62.2%

Accrued investment income				473

Trust assets				$148,533

          The estimated maturities and market values of debt securities included above are as follows:

October 31, 2008
Due in one year or less	$4,691
Due in one to five years	12,622
Due in five to ten years	6,645
Thereafter	199

$24,157

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)
          The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2007 are detailed below.

	October 31, 2007
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$17,120	$—	$(165)	$16,955
U.S. Government, agencies and municipalities	15,397	223	(13)	15,607
Corporate bonds	11,563	177	(269)	11,471
Preferred stocks	26,437	38	(2,312)	24,163
Common stocks	146,609	3,731	(34,603)	115,737
Mutual funds	30,269	964	(196)	31,037
Insurance contracts and other long-term investments	68	—	(4)	64

Trust investments	$247,463	$5,133	$(37,562)	$215,034

Market value as a percentage of cost					86.9%

Accrued investment income				507

Trust assets				$215,541

          Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Year Ended October 31,
	2008		2007	2006
Purchases	$16,492		$223,437	$115,257
Sales	12,081		218,808	131,166
Realized gains	1,460		10,697	10,296
Realized losses	(14,307	)(1)	(302)	(1,137)
Deposits	17,619		18,185	19,630
Withdrawals	19,354		20,844	29,330

Other comprehensive income:
Reduction (increase) in net unrealized losses	(57,469)		2,774	8,471
Reclassification to non-controlling interest	57,469		(2,774)	(8,471)

(1)	Includes realized losses of $13,873 related to certain securities held that have been rendered worthless or practically worthless during the Company’s fourth quarter of fiscal year 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)
          The following table shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2008 and 2007.

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$458	$(3)	$201	$(2)	$659	$(5)
Corporate bonds	5,371	(312)	3,819	(1,547)	9,190	(1,859)
Preferred stocks	4,587	(3,128)	12,069	(5,700)	16,656	(8,828)
Common stocks	18,227	(12,604)	51,495	(54,972)	69,722	(67,576)
Mutual funds	13,599	(10,201)	4,130	(2,380)	17,729	(12,581)
Insurance contracts and other long-term investments	—	—	40	(15)	40	(15)

Total	$42,242	$(26,248)	$71,754	$(64,616)	$113,996	$(90,864)

	October 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Cash, money markets and other short-term investments	$—	$—	$—	$(165)	$—	$(165)
U.S. Government, agencies and municipalities	—	—	1,389	(13)	1,389	(13)
Corporate bonds	4,035	(172)	1,061	(97)	5,096	(269)
Preferred stocks	5,955	(362)	12,921	(1,950)	18,876	(2,312)
Common stocks	25,792	(5,623)	59,913	(28,980)	85,705	(34,603)
Mutual funds	3,053	(30)	3,239	(166)	6,292	(196)
Insurance contracts and other long-term investments	—	—	14	(4)	14	(4)

Total	$38,835	$(6,187)	$78,537	$(31,375)	$117,372	$(37,562)

(6) Cemetery Interment Rights and Perpetual Care Trusts
          Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $10,660, $10,164 and $10,079 for the years ended October 31, 2008, 2007 and 2006, respectively.
          The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2008 are detailed below. The cost basis of the cemetery perpetual care trusts below reflects realized losses in the trust assets of $13,643 as of October 31, 2008 from their original cost basis related to certain securities held that have been rendered worthless or practically worthless during the Company’s fourth quarter of fiscal year 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$16,920	$—	$—	$16,920
U.S. Government, agencies and municipalities	8,739	292	(96)	8,935
Corporate bonds	44,287	397	(5,709)	38,975
Preferred stocks	67,514	—	(26,299)	41,215
Common stocks	106,347	3,427	(50,431)	59,343
Mutual funds	8,826	—	(2,575)	6,251
Insurance contracts and other long-term investments	594	28	(11)	611

Trust investments	$253,227	$4,144	$(85,121)	$172,250

Market value as a percentage of cost					68.0%

Accrued investment income				840

Trust assets				$173,090

          The estimated maturities and market values of debt securities included above are as follows:

October 31, 2008
Due in one year or less	$1,936
Due in one to five years	27,126
Due in five to ten years	18,287
Thereafter	561

$47,910

          The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2007 are detailed below.

	October 31, 2007
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$11,752	$—	$—	$11,752
U.S. Government, agencies and municipalities	12,340	159	(116)	12,383
Corporate bonds	44,018	1,155	(504)	44,669
Preferred stocks	64,515	58	(6,944)	57,629
Common stocks	110,150	9,828	(24,675)	95,303
Mutual funds	11,329	1,937	(301)	12,965
Insurance contracts and other long-term investments	825	151	(8)	968

Trust investments	$254,929	$13,288	$(32,548)	$235,669

Market value as a percentage of cost					92.4%

Accrued investment income				834

Trust assets				$236,503

          In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the net realized losses. As of October 31, 2008, the Company recorded a liability for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 losses of $13,281, which was recognized as a realized loss in the consolidated statement of earnings for the year ended October 31, 2008 in cemetery costs. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible that additional funding obligations may exist with an estimated range of up to $1,200. See Note 24 for risks and uncertainties related to the Company’s unrealized loss position in the cemetery perpetual care trusts.
          Activity related to preneed cemetery perpetual care trust investments is as follows:

	Year Ended October 31,
	2008		2007	2006
Purchases	$54,315		$65,172	$63,074
Sales	53,902		57,921	54,450
Realized gains	4,498		4,173	4,788
Realized losses	(14,173	)(1)	(359)	(1,270)
Deposits	8,295		8,158	7,902
Withdrawals	10,081		10,536	9,848

Other comprehensive income:
Reduction (increase) in net unrealized losses	(61,717)		(77)	8,277
Reclassification to non-controlling interest	61,717		77	(8,277)

(1)	Includes realized losses of $13,643 related to certain securities held that have been rendered worthless or practically worthless during the Company’s fourth quarter of fiscal year 2008.
          During the years ended October 31, 2008, 2007 and 2006, cemetery revenues were $241,276, $243,487 and $233,993, respectively, of which $9,322, $7,748 and $9,396, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
          The following table shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2008 and 2007.

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$324	$(1)	$627	$(95)	$951	$(96)
Corporate bonds	15,652	(2,352)	12,281	(3,357)	27,933	(5,709)
Preferred stocks	8,752	(6,227)	32,463	(20,072)	41,215	(26,299)
Common stocks	17,832	(8,252)	34,352	(42,179)	52,184	(50,431)
Mutual funds	4,759	(2,089)	1,168	(486)	5,927	(2,575)
Insurance contracts and other long-term investments	—	—	(12)	(11)	(12)	(11)

Total	$47,319	$(18,921)	$80,879	$(66,200)	$128,198	$(85,121)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$125	$—	$2,317	$(116)	$2,442	$(116)
Corporate bonds	13,401	(330)	2,782	(174)	16,183	(504)
Preferred stocks	24,479	(2,451)	26,914	(4,493)	51,393	(6,944)
Common stocks	12,017	(3,031)	44,339	(21,644)	56,356	(24,675)
Mutual funds	623	(26)	1,864	(275)	2,487	(301)
Insurance contracts and other long-term investments	40	(8)	99	—	139	(8)

Total	$50,685	$(5,846)	$78,315	$(26,702)	$129,000	$(32,548)

(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts
          The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2008 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$336,782	$148,533	$485,315	$173,090
Less:
Pending withdrawals	(8,926)	(4,362)	(13,288)	(2,442)
Pending deposits	2,131	1,262	3,393	723

Non-controlling interest.	$329,987	$145,433	$475,420	$171,371

          The components of non-controlling interest in funeral and cemetery trusts and non-controlling interest in perpetual care trusts at October 31, 2007 are as follows:

				Non-controlling
	Non-controlling Interest			Interest in
	Preneed	Preneed		Perpetual
	Funeral	Cemetery	Total	Care Trusts
Trust assets at market value	$477,335	$215,541	$692,876	$236,503
Less:
Pending withdrawals	(9,551)	(4,528)	(14,079)	(1,907)
Pending deposits	2,607	1,648	4,255	831

Non-controlling interest.	$470,391	$212,661	$683,052	$235,427

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(7) Non-Controlling Interest in Funeral and Cemetery Trusts and in Perpetual Care Trusts —(Continued)
Investment and other income, net
          The components of investment and other income, net in the consolidated statement of earnings for the years ended October 31, 2008, 2007 and 2006 are detailed below.

	Year Ended October 31,
	2008	2007	2006
Non-controlling interest:
Realized gains	$8,530	$28,560	$33,280
Realized losses	(53,348)	(1,844)	(5,317)
Interest income, dividends and other ordinary income	30,484	32,478	29,254
Trust expenses and income taxes	(10,601)	(11,253)	(12,069)

Net trust investment income	(24,935)	47,941	45,148
Non-controlling interest in funeral and cemetery trust investment income	22,875	(37,635)	(34,950)
Non-controlling interest in perpetual care trust investment income	2,060	(10,306)	(10,198)

Total non-controlling interest	—	—	—
Investment and other income, net (1)	2,406	3,374	3,676

Total investment and other income, net	$2,406	$3,374	$3,676

(1)	Investment and other income, net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(8) Marketable Securities and Restricted Investments
          The market value of marketable securities as of October 31, 2008 and 2007 was $1,055 and $1,262, respectively, which included gross unrealized gains of $58 and $17 and no gross unrealized losses for fiscal years 2008 and 2007. Of the total marketable securities balances as of October 31, 2008 and 2007, $1,000 is classified as a long-term asset in the line item “Other assets” in the consolidated balance sheets. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which 40 percent must be in readily marketable investments.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(9) Receivables

	October 31,
	2008	2007
Current receivables are summarized as follows:
Installment contracts due within one year	$44,039	$44,070
Income tax receivables	1,077	1,833
Trade and other receivables	14,942	15,114
Funeral receivables	9,740	11,102
Allowance for doubtful accounts	(7,215)	(8,142)
Amounts to be collected for cemetery perpetual care trusts	(3,454)	(3,362)

Net current receivables	$59,129	$60,615

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$87,115	$90,453
Income tax receivables	77	10,880
Allowance for doubtful accounts	(9,689)	(10,824)
Amounts to be collected for cemetery perpetual care trusts	(6,832)	(6,901)

Net long-term receivables	$70,671	$83,608

          Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as discussed in Notes 4 and 5.
          The Company’s receivables as of October 31, 2008 are expected to be collected as follows:

Years ending October 31,
2009	$59,129
2010	13,376
2011	13,344
2012	12,656
2013	10,711
Thereafter	20,584

$129,800

(10) Inventories and Cemetery Property
          Inventories are comprised of the following:

	October 31,
	2008	2007
Developed cemetery property	$12,223	$12,518
Merchandise and supplies	23,647	23,543

	$35,870	$36,061

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(10) Inventories and Cemetery Property—(Continued)
          Cemetery property is comprised of the following:

	October 31,
	2008	2007
Developed cemetery property	$106,861	$104,058
Undeveloped cemetery property	268,971	268,980

	$375,832	$373,038

          The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the non-current developed portion of cemetery property are $13,860 and $13,589 related to cemetery property under development as of October 31, 2008 and 2007, respectively.
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
          The following tables present the condensed consolidating historical financial statements as of October 31, 2008 and October 31, 2007 and for the fiscal years ended October 31, 2008, 2007 and 2006, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$265,015	$1,954	$19,638	$—	$286,607
Cemetery	—	217,123	3,432	20,721	—	241,276

	—	482,138	5,386	40,359	—	527,883

Costs and expenses:
Funeral	—	203,125	1,217	13,886	—	218,228
Cemetery	—	189,878	2,927	16,033	—	208,838

	—	393,003	4,144	29,919	—	427,066

Gross profit	—	89,135	1,242	10,440	—	100,817

Corporate general and administrative expenses	(32,611)	—	—	—	—	(32,611)
Impairment of goodwill	—	(25,952)	—	—	—	(25,952)
Hurricane related recoveries (charges), net	(1,448)	(1,165)	316	—	—	(2,297)
Gains on dispositions and impairment (losses), net	126	(479)	—	—	—	(353)
Other operating income, net	101	497	2	219	—	819

Operating earnings (loss)	(33,832)	62,036	1,560	10,659	—	40,423
Interest expense	3,391	(25,237)	(155)	(2,114)	—	(24,115)
Investment and other income, net	2,219	179	—	8	—	2,406
Equity in subsidiaries	17,783	548	—	—	(18,331)	—

Earnings (loss) from continuing operations before income taxes	(10,439)	37,526	1,405	8,553	(18,331)	18,714
Income tax expense (benefit)	(6,746)	26,675	464	2,014	—	22,407

Net earnings (loss)	(3,693)	10,851	941	6,539	(18,331)	(3,693)
Other comprehensive income, net	26	—	—	26	(26)	26

Comprehensive income (loss)	$(3,667)	$10,851	$941	$6,565	$(18,357)	$(3,667)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$257,783	$1,558	$19,989	$—	$279,330
Cemetery	—	218,836	3,193	21,458	—	243,487

	—	476,619	4,751	41,447	—	522,817

Costs and expenses:
Funeral	—	202,721	1,036	12,618	—	216,375
Cemetery	—	175,070	2,492	16,450	—	194,012

	—	377,791	3,528	29,068	—	410,387

Gross profit	—	98,828	1,223	12,379	—	112,430
Corporate general and administrative expenses	(31,143)	—	—	—	—	(31,143)
Hurricane related charges, net	(4)	(965)	(1,564)	—	—	(2,533)
Separation charges	(384)	(196)	—	—	—	(580)
Gains on dispositions and impairment (losses), net	4	(45)	—	(3)	—	(44)
Other operating income, net	361	1,054	2	234	—	1,651

Operating earnings (loss)	(31,166)	98,676	(339)	12,610	—	79,781
Interest expense	8,718	(31,481)	(189)	(2,113)	—	(25,065)
Loss on early extinguishment of debt	(677)	—	—	—	—	(677)
Investment and other income, net	3,266	94	—	14	—	3,374
Equity in subsidiaries	59,324	530	—	—	(59,854)	—

Earnings (loss) from continuing operations before income taxes	39,465	67,819	(528)	10,511	(59,854)	57,413
Income tax expense (benefit)	(348)	16,041	(186)	2,592	—	18,099

Earnings (loss) from continuing operations	39,813	51,778	(342)	7,919	(59,854)	39,314
Discontinued operations:
Earnings from discontinued operations before income taxes	—	807	—	—	—	807
Income taxes	—	308	—	—	—	308

Earnings from discontinued operations	—	499	—	—	—	499

Net earnings (loss)	39,813	52,277	(342)	7,919	(59,854)	39,813
Other comprehensive income, net	14	—	—	14	(14)	14

Comprehensive income (loss)	$39,827	$52,277	$(342)	$7,933	$(59,868)	$39,827

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$259,673	$1,321	$19,243	$—	$280,237
Cemetery	—	213,343	3,091	17,559	—	233,993

	—	473,016	4,412	36,802	—	514,230

Costs and expenses:
Funeral	—	201,744	815	12,483	—	215,042
Cemetery	—	167,577	2,637	14,361	—	184,575

	—	369,321	3,452	26,844	—	399,617

Gross profit	—	103,695	960	9,958	—	114,613
Corporate general and administrative expenses	(31,739)	—	—	—	—	(31,739)
Hurricane related recoveries (charges), net	(127)	2,463	(708)	—	—	1,628
Separation charges	(807)	(184)	—	—	—	(991)
Gains on dispositions and impairment (losses), net	—	(78)	—	(75)	—	(153)
Other operating income (expense), net	36	1,048	(49)	298	—	1,333

Operating earnings (loss)	(32,637)	106,944	203	10,181	—	84,691
Interest expense	9,173	(36,441)	(417)	(1,948)	—	(29,633)
Investment and other income, net	3,676	—	—	—	—	3,676
Equity in subsidiaries	48,652	591	—	—	(49,243)	—

Earnings (loss) from continuing operations before income taxes	28,864	71,094	(214)	8,233	(49,243)	58,734
Income tax expense (benefit)	(8,729)	23,570	(58)	6,371	—	21,154

Earnings (loss) from continuing operations	37,593	47,524	(156)	1,862	(49,243)	37,580
Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(418)	—	338	—	(80)
Income tax benefit	—	(93)	—	—	—	(93)

Earnings (loss) from discontinued operations	—	(325)	—	338	—	13

Net earnings (loss)	37,593	47,199	(156)	2,200	(49,243)	37,593
Other comprehensive income, net	—	—	—	—	—	—

Comprehensive income (loss)	$37,593	$47,199	$(156)	$2,200	$(49,243)	$37,593

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,593	$4,332	$22	$2,627	$—	$72,574
Marketable securities	—	—	—	55	—	55
Receivables, net of allowances	2,987	51,137	546	4,459	—	59,129
Inventories	300	32,821	361	2,388	—	35,870
Prepaid expenses	1,282	4,618	37	1,380	—	7,317
Deferred income taxes, net	1,395	6,117	55	1,231	—	8,798

Total current assets	71,557	99,025	1,021	12,140	—	183,743
Receivables due beyond one year, net of allowances	—	54,326	404	15,941	—	70,671
Preneed funeral receivables and trust investments	—	358,891	—	9,521	—	368,412
Preneed cemetery receivables and trust investments	—	173,484	1,047	7,610	—	182,141
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	338,793	11,424	25,615	—	375,832
Property and equipment, at cost	49,583	451,147	1,932	38,109	—	540,771
Less accumulated depreciation	30,479	190,822	824	14,118	—	236,243

Net property and equipment	19,104	260,325	1,108	23,991	—	304,528
Deferred income taxes, net	25,853	148,403	—	8,527	(3,268)	179,515
Cemetery perpetual care trust investments	—	162,789	7,137	3,164	—	173,090
Non-current assets held for sale	—	2,873	—	—	—	2,873
Other assets	9,451	5,937	16	1,070	—	16,474
Intercompany receivables	837,282	—	—	—	(837,282)	—
Equity in subsidiaries	28,082	7,374	—	—	(35,456)	—

Total assets	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$—	$—	$—	$—	$20
Accounts payable	2,530	23,237	167	1,718	—	27,652
Accrued expenses and other current liabilities	15,496	54,683	13	2,632	—	72,824

Total current liabilities	18,046	77,920	180	4,350	—	100,496
Long-term debt, less current maturities	450,095	—	—	—	—	450,095
Deferred income taxes	—	—	3,268	—	(3,268)	—
Intercompany payables, net	—	819,691	3,939	13,652	(837,282)	—
Deferred preneed funeral revenue	—	199,867	—	45,315	—	245,182
Deferred preneed cemetery revenue	—	248,098	324	27,413	—	275,835
Non-controlling interest in funeral and cemetery trusts	—	470,167	899	4,354	—	475,420
Other long-term liabilities	17,114	3,241	—	124	—	20,479
Negative equity in subsidiaries	140,437	—	—	—	(140,437)	—

Total liabilities	625,692	1,818,984	8,610	95,208	(980,987)	1,567,507

Non-controlling interest in perpetual care trusts	—	161,074	7,132	3,165	—	171,371

Common stock	92,248	102	324	52	(478)	92,248
Other	273,352	(140,539)	6,139	28,904	105,496	273,352
Accumulated other comprehensive income	37	—	—	37	(37)	37

Total shareholders’ equity	365,637	(140,437)	6,463	28,993	104,981	365,637

Total liabilities and shareholders’ equity	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,202	$6,685	$36	$1,622	$—	$71,545
Marketable securities	—	—	—	262	—	262
Receivables, net of allowances	4,054	51,619	103	4,839	—	60,615
Inventories	368	32,765	328	2,600	—	36,061
Prepaid expenses	950	4,306	3	1,096	—	6,355
Deferred income taxes, net	1,334	5,785	78	1,424	—	8,621

Total current assets	69,908	101,160	548	11,843	—	183,459
Receivables due beyond one year, net of allowances	10,358	53,926	928	18,396	—	83,608
Preneed funeral receivables and trust investments	—	504,534	—	10,519	—	515,053
Preneed cemetery receivables and trust investments	—	245,056	1,199	9,424	—	255,679
Goodwill	—	253,451	48	19,787	—	273,286
Cemetery property, at cost	—	336,512	11,408	25,118	—	373,038
Property and equipment, at cost	43,395	435,155	1,699	37,299	—	517,548
Less accumulated depreciation	26,701	172,924	663	12,775	—	213,063

Net property and equipment	16,694	262,231	1,036	24,524	—	304,485
Deferred income taxes, net	29,238	156,254	—	9,913	(2,546)	192,859
Cemetery perpetual care trust investments	—	224,182	8,322	3,999	—	236,503
Non-current assets held for sale	—	3,195	—	—	—	3,195
Other assets	9,664	7,039	16	1,090	—	17,809
Intercompany receivables	897,546	—	—	—	(897,546)	—
Equity in subsidiaries	21,124	6,826	—	—	(27,950)	—

Total assets	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$—	$—	$—	$—	$198
Accounts payable	2,196	21,284	1,075	2,051	—	26,606
Accrued expenses and other current liabilities	16,654	45,934	—	2,691	—	65,279

Total current liabilities	19,048	67,218	1,075	4,742	—	92,083
Long-term debt, less current maturities	450,115	—	—	—	—	450,115
Deferred income taxes	—	—	2,546	—	(2,546)	—
Intercompany payables, net	—	869,802	4,419	23,325	(897,546)	—
Deferred preneed funeral revenue	—	212,166	—	44,437	—	256,603
Deferred preneed cemetery revenue	—	255,266	515	28,726	—	284,507
Non-controlling interest in funeral and cemetery trusts	—	674,977	1,119	6,956	—	683,052
Other long-term liabilities	11,717	2,152	—	—	—	13,869
Negative equity in subsidiaries	150,334	—	—	—	(150,334)	—

Total liabilities	631,214	2,081,581	9,674	108,186	(1,050,426)	1,780,229

Non-controlling interest in perpetual care trusts	—	223,119	8,309	3,999	—	235,427

Common stock	98,420	102	324	52	(478)	98,420
Other	324,887	(150,436)	5,198	22,365	122,873	324,887
Accumulated other comprehensive income	11	—	—	11	(11)	11

Total shareholders’ equity	423,318	(150,334)	5,522	22,428	122,384	423,318

Total liabilities and shareholders’ equity	$1,054,532	$2,154,366	$23,505	$134,613	$(928,042)	$2,438,974

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$5,618	$66,856	$614	$11,435	$—	$84,523

Cash flows from investing activities:
Proceeds from sales of marketable securities	19,969	—	—	250	—	20,219
Purchases of marketable securities	(19,953)	—	—	(3)	—	(19,956)
Proceeds from sale of assets, net	—	599	—	—	—	599
Purchases of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(6,956)	(18,887)	(148)	(1,004)	—	(26,995)
Other	—	144	—	—	—	144

Net cash used in investing activities	(8,318)	(18,144)	(148)	(757)	—	(27,367)

Cash flows from financing activities:
Repayments of long-term debt	(198)	—	—	—	—	(198)
Intercompany receivables (payables)	61,218	(51,065)	(480)	(9,673)	—	—
Issuance of common stock	1,845	—	—	—	—	1,845
Purchase and retirement of common stock	(48,627)	—	—	—	—	(48,627)
Dividends	(9,374)	—	—	—	—	(9,374)
Excess tax benefits from share-based payment arrangements	227	—	—	—	—	227

Net cash provided by (used in) financing activities	5,091	(51,065)	(480)	(9,673)	—	(56,127)

Net increase (decrease) in cash	2,391	(2,353)	(14)	1,005	—	1,029
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$65,593	$4,332	$22	$2,627	$—	$72,574

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$637	$68,417	$(1,838)	$14,725	$—	$81,941

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(1)	—	(1)
Proceeds from sale of assets, net	—	3,750	—	—	—	3,750
Purchases of subsidiaries and other investments, net of cash acquired	—	(5,203)	—	—	—	(5,203)
Insurance proceeds related to hurricane damaged properties	—	2,439	90	—	—	2,529
Additions to property and equipment	(6,648)	(27,167)	(150)	(1,345)	—	(35,310)
Other	—	48	—	1	—	49

Net cash used in investing activities	(6,648)	(26,133)	(60)	(1,345)	—	(34,186)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	—	—	—	250,000
Repayments of long-term debt	(146,547)	—	—	(30,000)	—	(176,547)
Intercompany receivables (payables)	20,173	(38,853)	1,897	16,783	—	—
Debt issue costs	(6,217)	—	—	—	—	(6,217)
Proceeds from sale of common stock warrants	43,850	—	—	—	—	43,850
Issuance of common stock	3,066	—	—	—	—	3,066
Purchase of call options	(60,000)	—	—	—	—	(60,000)
Purchase and retirement of common stock	(64,201)	—	—	—	—	(64,201)
Dividends	(10,184)	—	—	—	—	(10,184)
Excess tax benefits from share-based payment arrangements	153	—	—	—	—	153

Net cash provided by (used in) financing activities	30,093	(38,853)	1,897	(13,217)	—	(20,080)

Net increase (decrease) in cash	24,082	3,431	(1)	163	—	27,675
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$63,202	$6,685	$36	$1,622	$—	$71,545

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2006
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$1,968	$73,676	$789	$13,668	$—	$90,101

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(53)	—	(53)
Proceeds from sale of assets, net	—	485	—	733	—	1,218
Insurance proceeds related to hurricane damaged properties	—	5,616	384	—	—	6,000
Additions to property and equipment	(3,583)	(23,970)	(169)	(1,185)	—	(28,907)
Other	10	175	—	117	—	302

Net cash provided by (used in) investing activities	(3,573)	(17,694)	215	(388)	—	(21,440)

Cash flows from financing activities:
Repayments of long-term debt	(33,168)	—	—	—	—	(33,168)
Intercompany receivables (payables)	67,446	(53,602)	(967)	(12,877)	—	—
Issuance of common stock	368	—	—	—	—	368
Purchase and retirement of common stock	(21,996)	—	—	—	—	(21,996)
Dividends	(10,673)	—	—	—	—	(10,673)
Excess tax benefits from share-based payment arrangements	11	—	—	—	—	11
Other	62	—	—	—	—	62

Net cash provided by (used in) financing activities	2,050	(53,602)	(967)	(12,877)	—	(65,396)

Net increase in cash	445	2,380	37	403	—	3,265
Cash and cash equivalents, beginning of period	38,675	874	—	1,056	—	40,605

Cash and cash equivalents, end of period	$39,120	$3,254	$37	$1,459	$—	$43,870

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(12) Dispositions and Acquisitions
          In fiscal years 2008, 2007 and 2006, the Company recorded gains on dispositions, net of impairment losses, of ($353), ($44) and ($153) in continuing operations, respectively, and $0, $609 and ($174) in discontinued operations, respectively. In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in 2006, 2007 and 2008 in continuing operations are reflected in the “Gains on dispositions and impairment (losses), net” line item. All businesses sold in fiscal years 2007 and 2006 have been classified as discontinued operations for all periods presented.
          The related assets associated with assets held for sale are presented in the “non-current assets held for sale” line in the consolidated balance sheets for October 31, 2008 and 2007. For October 31, 2008, this represents $1,440 in cemetery property and $1,433 in land held for sale. For October 31, 2007, this represents $1,762 in cemetery property and $1,433 in land held for sale.
Acquisitions
          During the year ended October 31, 2008, the Company acquired an investment in an outside business that sells obituaries on-line for approximately $1,378, which is accounted for under the cost method of accounting. During the year ended October 31, 2007, the Company purchased a property for approximately $2,398 and a new funeral home in its Eastern division for approximately $2,805. This funeral home acquisition was accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. Its results of operations have been included since the acquisition date. The excess purchase price over the fair value of net assets acquired for this funeral home was allocated to goodwill.
(13) Impairment of Goodwill
          During the Company’s fiscal year 2008, and particularly during its fourth fiscal quarter, the United States and global economies have experienced significant declines. These events caused the Company to realize losses in its trust investment portfolio and to record an estimated probable funding obligation related to its cemetery perpetual care trusts. The overall market performance caused reduced cemetery perpetual care trust earnings and reduced funeral and cemetery merchandise trust earnings. The current economic downturn has also negatively impacted cemetery property sales, particularly in the Eastern division. When the Company performed its annual evaluation of goodwill during the fourth quarter of 2008, a noncash goodwill impairment charge of $25,952 related to the aggregated Northern and Central regions of the Eastern division cemetery operating segment was required. In calculating the goodwill impairment charge, the fair value of the reporting units was determined using a discounted cash flow valuation approach. There were no goodwill impairment charges for the years ended October 31, 2007 and 2006. See Note 2(g) for a discussion of the Company’s reporting units and its annual goodwill impairment evaluation methodology.
          Goodwill in excess of net assets of companies acquired totaled $247,236 and $273,286 as of October 31, 2008 and 2007, respectively. The Company has approximately $37,857 of tax deductible goodwill which is being amortized for tax purposes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(13) Impairment of Goodwill—(Continued)
          Goodwill and changes to goodwill by operating segment from October 31, 2006 to October 31, 2007 and from October 31, 2007 to October 31, 2008 are presented below.

	October 31, 2006	Changes		October 31, 2007

Eastern Division—Funeral	$89,147	$1,944	(1)	$91,091
Western Division—Funeral	107,522	—		107,522

Total Funeral Goodwill	$196,669	$1,944		$198,613

Eastern Division—Cemetery	$25,952	$—		$25,952
Western Division—Cemetery	48,721	—		48,721

Total Cemetery Goodwill	$74,673	$—		$74,673

Total Goodwill	$271,342	$1,944		$273,286

(1)	The change is due to the purchase of a funeral home and another property during fiscal year 2007.

	October 31, 2007	Changes		October 31, 2008

Eastern Division—Funeral	$91,091	$—		$91,091
Western Division—Funeral	107,522	(98)		107,424

Total Funeral Goodwill	$198,613	$(98)		$198,515

Eastern Division—Cemetery	$25,952	$(25,952	) (1)	$—
Western Division—Cemetery	48,721	—		48,721

Total Cemetery Goodwill	$74,673	$(25,952)		$48,721

Total Goodwill	$273,286	$(26,050)		$247,236

(1)	Goodwill impairment charge recorded as a result of the fiscal year 2008 annual goodwill impairment test.
(14) Separation Charges
          During fiscal years 2007 and 2006, the Company recorded $580 and $991, respectively, in total separation charges, of which $350 and $550, respectively, are related to the separation pay of former executive officers. For a discussion of the separation pay to former executive officers, see Note 20. As of October 31, 2008, the Company has $157 in remaining payments under all executive officer separation agreements.
          The Company reorganized its operating divisions from four operating divisions to two, Eastern and Western, effective for the fourth quarter of fiscal year 2005. The Company recorded $230 and $441 in costs related to this reorganization for the years ended October 31, 2007 and 2006, respectively. The liability related to the reorganization amounted to $91 and $130 at October 31, 2008 and 2007, respectively. The Company paid approximately $408 and $846 of the reorganization costs during fiscal years 2007 and 2006, respectively. Reorganization costs in 2006 primarily related to moving and other costs associated with the reorganization. Reorganization costs in 2007 are primarily related to a lease agreement for which the Company is committed through 2009. In the third quarter of 2007, the Company entered into a sublease of this property, however, this sublease does not cover the full cost of the original lease.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Long-term Debt

	October 31, 2008	October 31, 2007
Long-term debt:
3.125% senior convertible notes due 2014	$125,000	$125,000
3.375% senior convertible notes due 2016	125,000	125,000
Senior secured credit facility:
Revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 7.7% and 4.5% as of October 31, 2008 and October 31, 2007, respectively, partially secured by assets of subsidiaries, with maturities through 2022	115	313

Total long-term debt	450,115	450,313
Less current maturities	20	198

	$450,095	$450,115

Senior Convertible Notes
          On June 27, 2007, the Company issued in a private placement $125,000 aggregate principal amount of 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and $125,000 aggregate principal amount of 3.375 percent senior convertible notes due 2016 (the “2016 Notes” and together with the 2014 Notes, the “senior convertible notes”). In connection with the sale of the senior convertible notes, the Company also sold common stock warrants for approximately $43,850, as described below. Total proceeds from the issuance of the senior convertible notes and sale of the common stock warrants was approximately $293,850. The Company used approximately $163,978 of the proceeds to prepay the remaining balance of the Company’s Term Loan B at par value (the Company had previously paid $13,098 of principal payments during 2007 prior to the extinguishment of the debt), including accrued interest, and used $60,000 for the purchase of call options as described below. The Company also used approximately $64,201 of the proceeds to repurchase 7,698,000 shares of the Company’s Class A common stock in negotiated transactions. The Company incurred debt issuance costs of approximately $6,217 for investment bank fees, legal fees and other costs related to the transaction. Debt issuance costs were capitalized and will be amortized over the terms of the senior convertible notes or until they become convertible. The Company recorded a charge for the loss on early extinguishment of debt of $677 as of October 31, 2007 which represents the write-off of remaining Term Loan B deferred charges.
          The 2014 Notes and 2016 Notes are governed by separate indentures dated as of June 27, 2007, among the Company, the Guarantors named therein and the trustee. The 2014 Notes mature July 15, 2014, and the 2016 Notes mature July 15, 2016. The 2014 Notes bear interest at a rate of 3.125 percent per annum, and the 2016 Notes bear interest at a rate of 3.375 percent per annum. Interest is payable semiannually in arrears on January 15 and July 15 of each year, commencing January 15, 2008. As of October 31, 2008, the carrying values of the Company’s 2014 Notes and 2016 Notes, including accrued interest, were $126,150 and $126,242, respectively, compared to fair values of $81,634 and $81,286, respectively. As of October 31, 2007, the carrying values of the Company’s 2014 Notes and 2016 Notes, including accrued interest, were $126,345 and $126,453, respectively, compared to fair values of $131,520 and $131,653, respectively.
          Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Long-term Debt—(Continued)
specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during fiscal year 2008.
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
(15) Long-term Debt—(Continued)
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
          As of October 31, 2008 and 2007, there were no amounts drawn on the Company’s $125,000 revolving credit facility. As of October 31, 2008, after giving consideration to the $14,535 of outstanding letters of credit and a $30,838 bond the Company is required to maintain to guarantee its obligations relating to funds it withdrew in fiscal year 2001 from trusts in Florida, the Company’s availability under the revolving credit facility was $79,627.
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
          Under the dividend and stock repurchase restrictions in the senior secured credit facility, the Company could use up to $210,102 to pay dividends or repurchase its stock as of October 31, 2008.
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
          The Company has initiated discussions with members of its bank group regarding the renewal of the revolving credit facility due to its maturity in November 2009. Given current credit market conditions, the Company expects a new revolving credit facility to be more expensive than its existing facility and have tighter covenants, including, potentially, more restrictive conditions on when the Company can pay dividends and repurchase stock. The Company has entered into discussions to assess commitment levels, pricing and covenant expectations. While the Company expects to renew or replace the current revolving credit facility with acceptable terms, if it is unable to negotiate a facility at acceptable terms, it would be required to cover the letters of credit and may be required to cover the Florida bond with existing cash on hand.
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
          The 6.25 percent senior notes are governed by the terms of an indenture dated as of February 11, 2005. Prior to February 15, 2009, the 6.25 percent senior notes are not redeemable. Beginning on February 15, 2009, the Company may redeem the 6.25 percent senior notes in whole or in part at redemption prices of 103.125 percent in 2009, 101.563 percent in 2010 and 100 percent in 2011 and thereafter, plus any accrued and unpaid interest. In addition, upon a change of control of the Company, holders of the 6.25 percent senior notes will have the right to require the Company to repurchase all or any part of their 6.25 percent senior notes for cash at a price equal to 101 percent of the aggregate principal amount of the 6.25 percent senior notes repurchased, plus any accrued and unpaid interest. As of October 31, 2008 and 2007, the carrying value of the Company’s 6.25 percent senior notes including accrued interest was $202,604 compared to fair values of $168,531 and $193,578, respectively.
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
(15) Long-term Debt—(Continued)
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
Other
          As of October 31, 2008, the Company’s subsidiaries had approximately $115 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. Approximately $99 of this debt is secured by liens on the stock or assets of the related subsidiaries.
          Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2009 through October 31, 2013, are approximately $20 in 2009, $5 in 2010, $5 in 2011, $5 in 2012 and $200,006 in 2013. Scheduled principal payments thereafter are $250,074.
          As of October 31, 2008, the Company was in compliance with the covenants in its debt agreements.
(16) Guarantees
          The Company’s obligations under its senior secured credit facility, 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured credit facility, senior convertible notes, and senior notes, see Note 15.
          All obligations under the senior secured credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured by a first priority perfected security interest as described in Note 15.
          As discussed in Note 2(i), the Company sells insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers which are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2008 and 2007 was $477,069 and $448,735, respectively.
          Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors and officers permitted by Louisiana law. The Company has in effect a directors’ and officers’ liability insurance policy that provides for indemnification of its officers and directors against losses arising from claims asserted against them in their capacities as officers and directors, subject to limitations and conditions set forth in such policy. The Company has also entered into indemnity agreements with each director pursuant to which the Company has agreed, subject to certain exceptions, to purchase and maintain directors’ liability insurance. The agreements also provide that the Company will indemnify each director against any costs and expenses, judgments, settlements and fines incurred in connection with any claim involving him or her by reason of his or her position as

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16) Guarantees—(Continued)
director, provided that the director meets certain standards of conduct.
(17) Reconciliation of Basic and Diluted Per Share Data

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2008
Loss from continuing operations	$(3,693)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(3,693)	93,795	$(.04)

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus stock options assumed exercised and restricted stock	$(3,693)	93,795	$(.04)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2007
Earnings from continuing operations	$39,314

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$39,314	102,584	$.38

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		153

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised and restricted stock	$39,314	102,737	$.38

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2006
Earnings from continuing operations	$37,580

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$37,580	106,855	$.35

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		45

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised and restricted stock	$37,580	106,900	$.35

          Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Reconciliation of Basic and Diluted Per Share Data—(Continued)
excluded from the calculation of diluted earnings per share was 1,733,139 for the fiscal year ended October 31, 2008 because of the net loss from continuing operations for this period.
          Options to purchase 392,212 shares of common stock at prices ranging from $6.33 to $7.31 per share were outstanding during the year ended October 31, 2007, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
          Options to purchase 1,068,771 shares of common stock at prices ranging from $5.86 to $7.03 per share were outstanding during the year ended October 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
          For the year ended October 31, 2008, 468,000 market based stock options and 415,000 market and performance based shares of restricted stock were not dilutive. For the year ended October 31, 2007, 540,000 market based stock options and 360,000 market and performance based shares of restricted stock were not dilutive. These market based stock options and the market and performance based restricted stock were not dilutive because the market conditions or performance conditions for the respective grants were not achieved during any of periods presented.
          For the years ended October 31, 2008 and 2007, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for those periods was less than the conversion price of the senior convertible notes and strike price of the warrants.
          The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2008, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Income Taxes
          Income tax expense (benefit) is comprised of the following components:

	Continuing Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2008:
Current tax expense	$13,048	$2,185	$15,233
Deferred tax expense	4,962	2,212	7,174

	$18,010	$4,397	$22,407

2007:
Current tax expense	$10,582	$3,180	$13,762
Deferred tax expense	1,725	2,612	4,337

	$12,307	$5,792	$18,099

2006:
Current tax expense	$1,680	$5,053	$6,733
Deferred tax expense	14,247	174	14,421

	$15,927	$5,227	$21,154

	Discontinued Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2008:
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—

	$—	$—	$—

2007:
Current tax expense	$269	$39	$308
Deferred tax expense	—	—	—

	$269	$39	$308

2006:
Current tax expense (benefit)	$51	$(4)	$47
Deferred tax benefit	(126)	(14)	(140)

	$(75)	$(18)	$(93)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Income Taxes—(Continued)
          The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2008	2007	2006

Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	14.19	3.68	4.67
U.S. possession income tax	(2.35)	(.79)	2.48
Nondeductible expenses and other	.75	.04	.13
Dividend exclusion	(9.77)	(3.13)	(3.47)
Goodwill impairment	46.77	—	—
Valuation allowance	35.14	(3.27)	.86
Work opportunity tax credit	—	—	(.20)
Settlement of federal tax audit	—	—	(3.45)

Effective tax rate	119.73%	31.53%	36.02%

          Deferred tax assets and liabilities consist of the following:

	October 31,
	2008	2007
Deferred tax assets:
Accrued expenses	$6,629	$5,297
Allowance for sales cancellations and doubtful accounts	5,917	6,638
Capital loss carryover	8,242	—
Deferred preneed sales and expenses	204,069	213,463
Deferred compensation	4,843	4,420
Inventory writedown	1,022	1,022
Original issue discount on purchased call options	18,254	20,321
Lease obligations	718	675
Non-compete amortization	1,232	2,358
Other	1,503	1,173
Share-based compensation	1,816	1,095
State income taxes (1)	32,086	32,342
U.S. possession income tax (2)	16,077	16,860

	302,408	305,664
Valuation allowance (3)	(10,649)	(4,032)

	291,759	301,632

Deferred tax liabilities:
Depreciation	4,396	2,854
Goodwill amortization	31,060	27,617
Partnership interest	1,221	2,037
Purchase accounting adjustments	66,769	67,644

	103,446	100,152

	$188,313	$201,480

Current net deferred asset	$8,798	$8,621
Long-term net deferred asset	179,515	192,859

	$188,313	$201,480

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Income Taxes—(Continued)

(1)	A significant component of this balance is a gross state net operating loss carryover of approximately $190,564 ($7,957 net of federal tax). This loss is not concentrated in any one state, but instead, is widespread in states whose carryover period averages from 15 to 20 years. During fiscal year 2008, the Company adjusted its previously recorded valuation allowance from $1,962 to $2,087. This change is the net effect of recording reductions to the reserve of $16 for utilization of part of the net operating loss carryover in certain states offset by additions to the reserve of $141.

(2)	This U.S. possession is Puerto Rico, which operates as three separate tax entities. A significant component of this balance is a net operating loss carryover of $4,585 ($1,162 net of federal tax), which expires in various periods between 2010 and 2015 with the majority of $3,896 expiring in 2013. Puerto Rico’s allowable carryforward period is 7 years from the date incurred. In 2008, the Company reduced its previously recorded valuation allowance from $2,070 to $1,162. This change is the net effect of recording reductions to the reserve of $940 for utilization of part of the net operating loss carryover for one of the tax entities and additions to the reserve of $32 for another tax entity which represents a full reserve on the carryover amounts.

(3)	During fiscal 2008, the Company increased its valuation allowance from $4,032 to $10,649 which was the result of recording a valuation allowance of $7,400 attributable to its unrealized capital loss carryover of $18,791 as a result of the writedown of investments in certain trusts which are recognized for tax purposes and deferred for book purposes. This increase to the allowance was offset by $783 of net decreases to the reserve attributable to the net operating loss changes noted in items (1) and (2) above. At the end of 2008, the breakdown of the allowance is attributable to the $7,400 unrealized capital loss carryover and $3,249 net operating loss carryforwards in certain states and Puerto Rico. The Company expects to trigger these capital losses for tax purposes in fiscal year 2009. The capital loss carryforward period is 5 years from that point.
          During the third quarter of 2008, the Company filed with the Internal Revenue Service (in connection with the filing of its October 31, 2007 federal income tax return) an application to change its tax accounting method with regard to the taxation of preneed services. This change resulted in an increase in income tax receivables of $8,912 and a corresponding decrease in deferred income taxes in the balance sheet. The Company received $4,345 of this refund in August 2008. The remaining amount of $4,567 was applied against tax payments due by the Company on July 15, 2008, which reduced income taxes payable.
          During the fourth quarter of fiscal 2008, the Company was advised that the congressional Joint Committee on Taxation approved its requested refund of approximately $10,400 and interest of approximately $2,700 related to its amended federal income tax returns for fiscal years ended October 31, 1997 through 2000 and 2002 through 2004. All but $500 of interest was received by October 31, 2008. Also in the fourth quarter of fiscal year 2008, the Company recorded a $25,952 goodwill impairment charge, of which $25,009 was non-deductible for tax purposes.
          During fiscal 2007, the Company recognized a combined non-recurring tax benefit of $4,180, of which $787 is attributable to the completion of an audit by the Commonwealth of Puerto Rico for tax periods 1999 to 2001, and $3,393 is attributable to a reduced valuation allowance on its capital loss carryover which was due to expire at the end of 2007. In September of 2007 it reached a settlement with the taxing authority which enabled it to record a partial recovery of $1,211 ($787 net of federal tax) on the $2,550 ($1,657 net of federal tax) that had been previously reserved. The $3,393 reduction in the valuation allowance was the result of the Company’s ability to generate sufficient capital gain income prior to the 2007 expiration date on the loss carryover.
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
(18) Income Taxes—(Continued)
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
          Third, a reserve of $2,550 was recorded on a tax receivable (a net tax expense of $1,657) due from the Commonwealth of Puerto Rico which was under examination and was uncertain as to payment. This reserve related to requested refunds of approximately $2,550 related to tax years October 31, 1999 to 2001 applied for by various subsidiaries operating in Puerto Rico. In September of 2007, the Company reached a settlement with the taxing authority which enabled it to record a partial recovery of $1,211 ($787 net of federal tax) on the $2,550 ($1,657 net of federal tax) that had been previously reserved.
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
FIN 48
          As described in Note 3, the Company adopted FIN 48 on November 1, 2007.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Income Taxes—(Continued)
          A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefit is as follows:

Gross unrecognized tax benefits at November 1, 2007	$3,615
Additions for tax for prior years positions	165
Additions for tax for current year positions	140
Reduction in tax relating to settlements with taxing authorities	—
Reduction in tax as a result of a lapse of applicable statute of limitations	—

Gross unrecognized tax benefits at October 31, 2008	$3,920

          The total amount of gross unrecognized tax benefit that, if recognized, would affect the effective tax rate was $692 at October 31, 2008. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively. As of October 31, 2008, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1,107. During the year, an additional $374 of interest was accrued for uncertain tax positions.
          With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2002. During the next fiscal year, certain open tax years will close and the statute of limitations will lapse. If this occurs, the Company would reduce the unrecognized tax benefits by $467. Also, accrued interest and penalties will be reduced by $561 due to the close of those tax years.
(19) Benefit Plans
Stewart Enterprises Employees’ Retirement Trust
          The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). All regular employees are eligible to participate in this plan. New employees are automatically enrolled in the plan at a three percent contribution rate after 60 days of employment, unless they elect not to participate. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Employee contributions of up to five percent of earnings (which increased to six percent effective January 1, 2008) are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2008, 2007 and 2006 was approximately $2,923, $3,138 and $2,113, respectively.
Stewart Enterprises Puerto Rico Employees’ Retirement Trust
          On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan. Eligible employees may contribute up to 10 percent of their earnings, up to a maximum annual contribution of $8. Employee contributions of up to five percent of earnings are (which increased to six percent effective January 1, 2008) eligible for Company matching contributions at the rate of $0.50 for each $1.00 contributed. In July 2008, the employee contribution rate eligible for Company matching contributions increased to six percent of earnings. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2008, 2007 and 2006 was $74, $85 and $95, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)
Non-qualified Supplemental Retirement and Deferred Compensation Plan
          The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2008, 2007 and 2006 was approximately $186, $318 and $144, respectively.
Supplemental Executive Retirement Plan
          On April 1, 2002, the Company adopted an unfunded, non-qualified retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”), to provide for the payment of pension benefits to a select group of highly-compensated management employees as approved by the Compensation Committee of the Company’s Board of Directors. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The Company’s expense for the fiscal years ended October 31, 2008, 2007 and 2006 was $2,468, $2,448 and $2,100, respectively. The Company’s liability as of October 31, 2008 and 2007 was $11,380 and $9,699, respectively.
Compensation Plans
          In April 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (“Stock Plan”) and the Company’s Executive Officer Annual Incentive Plan (“Incentive Plan”) at its annual shareholders’ meeting. The Stock Plan replaces the Company’s 1995 Incentive Compensation Plan, 2000 Incentive Compensation Plan and 2005 Directors’ Stock Plan. No future grants will be made through these prior plans. The Compensation Committee of the Company’s Board of Directors administers the Stock Plan and has the authority to make awards under the Stock Plan including setting the terms of the awards. A total of 5,000,000 shares of the Company’s Class A common stock are authorized to be issued under the Stock Plan. Officers, directors and key employees will be eligible to receive incentives under the Stock Plan when designated as a Stock Plan participant by the Committee.
          The Incentive Plan was presented to the shareholders for approval in order to qualify the quantitative portion of the annual incentive award as fully deductible performance-based compensation under Section 162(m) of the Internal Revenue Code. The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, and it applies to each of the five fiscal years during the period beginning November 1, 2007 and ending October 31, 2012, unless terminated earlier by the Compensation Committee. Any executive officer may be designated by the Compensation Committee as a participant in the Incentive Plan for any year. No participant may be paid a bonus under the Incentive Plan of more than $1,500 for any fiscal year. The Compensation Committee may determine to pay bonuses under the Incentive Plan in whole or in part in cash or stock. Any such stock will be issued through the Company’s stock-based incentive plans.
Employee Stock Purchase Plan
          On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Employee Stock Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Employee Stock Plan. The Employee Stock Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock on a quarterly basis. The purchase price is established at a 15 percent discount from fair market value, as defined in the Employee Stock Plan. As of October 31, 2008, 386,224 shares had been acquired under this Plan.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)
Share-Based Compensation
          Stock Options
          For the years ended October 31, 2008, 2007 and 2006, stock option expenses amounted to $1,544, $1,576 and $1,203, respectively, which are included in corporate general and administrative expenses in the consolidated statements of earnings. As of October 31, 2008, there was $2,027 of total unrecognized compensation costs related to nonvested stock options that are expected to be recognized over a weighted-average period of 2.27 years. The following table is a summary of the Company’s stock options outstanding as of October 31, 2008, 2007 and 2006, and the changes that occurred during fiscal years 2008, 2007 and 2006.

	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	1,900,729	$6.58	1,441,294	$6.15	1,468,734	$6.62
Granted	561,250	$8.18	1,039,167	$7.12	473,060	$5.37
Exercised	(264,862)	$5.71	(411,511)	$6.40	(33,334)	$5.44
Forfeited	(55,438)	$6.75	(168,221)	$6.63	(467,166)	$6.89

Outstanding at end of year	2,141,679	$7.10	1,900,729	$6.58	1,441,294	$6.15

Exercisable at end of year	781,307	$6.73	471,353	$5.90	645,665	$6.10

Weighted-average fair value of options granted		$2.18		$2.84		$2.27

Year Ended October 31, 2008
Aggregate Intrinsic Value
Options outstanding as of October 31, 2008	$21
Options exercisable as of October 31, 2008	$15
Options exercised during 2008	$790

Year Ended October 31, 2007
Aggregate Intrinsic Value
Options outstanding as of October 31, 2007	$4,731
Options exercisable as of October 31, 2007	$1,496
Options exercised during 2007	$539
          The following table further describes the Company’s stock options outstanding as of October 31, 2008.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted Average
Range of	Outstanding at	Remaining	Average	Exercisable at	Remaining	Weighted Average
Exercise Prices	10/31/2008	Contractual Life	Exercise Price	10/31/2008	Contractual Life	Exercise Price
$5.06 - $5.86	356,448	4.32 years	$5.39	200,338	4.21 years	$5.28
$6.33 - $6.90	724,231	4.36 years	$6.58	350,344	3.69 years	$6.75
$7.31 - $7.65	211,000	5.67 years	$7.40	65,625	5.61 years	$7.38
$8.06 - $8.47	850,000	5.82 years	$8.20	165,000	5.61 years	$8.17

$5.06 - $8.47	2,141,679	5.06 years	$7.10	781,307	4.39 years	$6.73

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)

		Weighted Average
	Year Ended	Grant-Date
	October 31, 2008	Fair Value
Nonvested options as of November 1, 2007	1,429,376	$2.87
Granted	561,250	$2.18
Vested	(574,816)	$2.72
Forfeited	(55,438)	$2.10

Nonvested options as of October 31, 2008	1,360,372	$2.35

          The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2008, 2007 and 2006: expected dividend yield of 1.4 percent, 1.1 percent and 0.4 percent; expected volatility of 38.2 percent, 47.7 percent and 53.2 percent; risk-free interest rate of 4.2 percent, 4.4 percent and 3.7 percent; and an expected term of 5.0 years, 7.0 years and 7.7 years. In 2007 and 2008, the Company issued stock options with market conditions based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records this expense over the requisite service period. The fair value of the Company’s market based stock options is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions for fiscal years 2008 and 2007: expected dividend yield of 1.3 percent; expected volatility of 37.9 percent and 39.9 percent; risk-free interest rate of 4.3 percent and 4.5 percent; and an expected term of 3.4 years and 3.5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected term. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant over the expected term. The expected term of service based options is calculated using the simplified method which is the average of the vesting term and contractual term.
          Likewise, the fair value of shares acquired through the Employee Stock Plan is estimated quarterly using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2008, 2007 and 2006, respectively: expected dividend yield of 1.4 percent, 1.5 percent and 1.4 percent; expected volatility of 37.2 percent, 42.5 percent and 44.6 percent; risk-free interest rate of 2.3 percent, 5.0 percent and 4.3 percent; and an expected term of .3 years, .3 years and .5 years.
          Restricted Stock
          The expense related to restricted stock granted in fiscal years 2008, 2007 and 2006 is reflected in earnings and amounted to $744, $447 and $484, respectively. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2008, 2007 and 2006.

(In shares)	2008(1)	2007(2)	2006(3)
Nonvested restricted stock at beginning of year	606,947	97,398	190,866
Granted	55,000	565,000	31,998
Vested	(151,060)	(29,801)	(125,466)
Forfeited	—	(25,650)	—

Nonvested restricted stock at end of year	510,887	606,947	97,398

(1)	On December 19, 2007, the Company granted 45,000 shares of restricted stock to executive officers and on June 26, 2008, the Company granted 10,000 shares of restricted stock to an executive officer conditional on certain performance criteria. The performance conditions are based on meeting certain return on equity targets in each of the years 2008, 2009 and 2010. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense.

\

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)

(2)	On January 8, 2007, the Company granted 52,500 shares of restricted stock to a group of executive officers of which vests in equal 25 percent portions on January 8, 2008, 2009, 2010 and 2011. On March 31, 2007, the Company granted 340,000 shares of restricted stock to an executive officer consisting of 100,000 shares conditional on service, 120,000 shares conditional on certain performance criteria and 120,000 shares conditional on certain market criteria. On May 16, 2007, the Company granted 170,000 shares of restricted stock to an executive officer consisting of 50,000 shares conditional on service, 60,000 shares conditional on certain performance criteria and 60,000 shares conditional on certain market criteria. The restricted shares based on service conditions vest in equal one-third portions on the anniversary date of the respective grant dates. The performance conditions are based on meeting certain return on equity targets in each of the years 2008, 2009 and 2010. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense. The market conditions are based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records the expense over the requisite service period. On September 17, 2007, the Company granted 2,500 shares of restricted stock to an executive officer of which 34 percent vested on September 17, 2008, 33 percent vest on September 17, 2009 and 33 percent vest on September 17, 2010.

(3)	On May 11, 2006, the Company granted 31,998 shares of restricted stock to certain executive officers, which vest in equal 25 percent portions on May 11, 2007, 2008, 2009 and 2010.
          Other
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
          On February 28, 2007, the Company issued a total of 84,000 shares of Class A common stock to the independent directors of the Company. The expense related to this stock amounted to $664 and was recorded in corporate general and administrative expenses during the second quarter of 2007. Each independent director must hold at least 75 percent of the shares received until completion of service as a member of the Board of Directors.
          On May 12, 2006, the Company granted 84,000 shares of Class A common stock to the Company’s independent directors. The expense related to this stock amounted to $459 and was recorded in corporate general and administrative expenses. Each independent director must hold at least 75 percent of the shares received until completion of service as a member of the Board of Directors.
          In fiscal years 2008, 2007 and 2006, the Company granted 48,682 shares, 57,481 shares and 27,759 shares, respectively, of Class A common stock to executive officers as part of their previous year end bonuses. The expense related to these shares was reflected in earnings in fiscal years 2007, 2006 and 2005 and amounted to $390, $364 and $247, respectively.
(20) Commitments, Contingencies and Related Party Transactions
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
(20) Commitments, Contingencies and Related Party Transactions—(Continued)
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
          On November 10, 2006, after the court denied defendants’ motions to dismiss, the Company answered the first amended consolidated class action complaint, denying liability and asserting various affirmative defenses. The court conducted a hearing on plaintiffs’ motion for class certification on December 4-7, 2006 and took the motion under advisement. Fact discovery has been completed, and expert discovery is complete with the exception of the deposition of one expert witness. The court has entered an order staying the matter pending resolution of the motion for class certification.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Commitments, Contingencies and Related Party Transactions—(Continued)
          In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be in the range of approximately $950 million to approximately $1.5 billion, before trebling. On November 24, 2008, the magistrate judge issued a Memorandum and Recommendation that the plaintiffs’ motion for class certification be denied. A successful plaintiff in an anti-trust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
          On November 14, 2006, after the court denied Defendants’ motions to dismiss, the Company answered the first amended complaint, denying liability and asserting various defenses. The court conducted a hearing on plaintiffs’ motion for class certification on December 8, 2006 and took the motion under advisement. Fact discovery has been completed, and expert discovery is complete with the exception of the deposition of one expert witness. The court has entered an order staying the matter pending resolution of the motion for class certification.
          In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be approximately $99.0 million, before trebling. On November 24, 2008, the magistrate judge issued a Memorandum and Recommendation that the plaintiffs’ motion for class certification be denied. A successful plaintiff in an anti-trust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
(20) Commitments, Contingencies and Related Party Transactions—(Continued)
insurance with coverages and coverage limits that it believes to be adequate.
Securities and Exchange Commission Investigation
          As previously disclosed, in November 2006, the Company received a subpoena from the SEC issued pursuant to a formal order of investigation, seeking documents and information related to the Company’s previously disclosed and completed deferred revenue project. On December 9, 2008, the SEC approved a settlement with the Company, bringing a conclusion to the SEC’s investigation. Under the settlement, without admitting or denying the SEC’s findings, the Company consented to an administrative cease and desist order requiring future compliance with specified provisions of the federal securities laws relating to reporting, books and records and internal accounting controls requirements. The settlement does not require the Company to pay a monetary penalty.
Leases
          The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 14 years, except for seven leases that expire between 2032 and 2039. Rent payments under these leases were $4,638, $4,478 and $4,588 for the years ended October 31, 2008, 2007 and 2006, respectively. The Company’s future minimum lease payments as of October 31, 2008 are $4,572, $3,487, $2,537, $1,997, $1,546 and $16,507 for the years ending October 31, 2009, 2010, 2011, 2012, 2013 and later years, respectively.
Other Commitments and Contingencies
          In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, the Company recorded $13,281 for an estimated probable funding obligation as an increase in cemetery costs in fiscal year 2008. As of October 31, 2008, the Company had unrealized losses of $64,420 in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
          From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated liability for these items of approximately $7 million and $8 million as of October 31, 2008 and 2007, respectively.
          The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2012. During fiscal year 2001, the Company decided to relieve some of the prior owners and key employees of their obligations not to compete; however, the payments will continue to be made in accordance with the contract terms. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $5,921 and $7,086 as of October 31, 2008 and 2007, respectively. The Company’s future non-compete payments as of October 31, 2008 are $328, $242, $242, $68 and $0 for the years ending October 31, 2009, 2010, 2011, 2012 and thereafter, respectively.
          The Company is required to maintain a bond ($30,838 as of October 31, 2008) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining preneed contracts.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Commitments, Contingencies and Related Party Transactions—(Continued)
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
          In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2008, including accrued interest, was approximately $1,288.
          The father of G. Kenneth Stephens, Jr., Executive Vice President and President of the Company’s Western division, has an 81 percent ownership interest in Cemetery Funeral Supply, Inc., a vendor of the Company. For the years ended October 31, 2008, 2007 and 2006, the Company paid Cemetery Funeral Supply, Inc. $230, $186, and $329, respectively.
(21) Segment Data
          As of October 31, 2008, the Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas (each with a division president): Western and Eastern. The Western division consists of 115 funeral homes and 47 cemeteries in Alabama, Arkansas, California, Illinois, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oregon, Texas, Washington and Wisconsin. The Eastern division consists of 106 funeral homes and 92 cemeteries in Alabama, Florida, Georgia, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Puerto Rico.
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
          ITI serves as investment advisor to the Company’s trusts. ITI provides investment advisory services to the trusts for a fee. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Segment Data—(Continued)
          The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and services trusts are deferred until the underlying products and services are delivered and are not reflected in the statement of earnings but are disclosed in Notes 4, 5, and 7 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the divisions.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Segment Data—(Continued)
          For a discussion of discontinued operations, see Note 12. The table below presents information about reported segments for the fiscal years ended October 31, 2008, 2007 and 2006 for the Company’s continuing operations only based on the Company’s reportable segments.

	Funeral Revenue			Cemetery Revenue (1)			Total Revenue
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Eastern Division	$117,787	$117,164	$116,283	$130,578	$143,233	$136,807	$248,365	$260,397	$253,090
Western Division	150,508	143,771	146,094	101,585	90,354	87,829	252,093	234,125	233,923
Corporate Trust Management (2)	18,312	18,395	17,860	9,113	9,900	9,357	27,425	28,295	27,217

Total	$286,607	$279,330	$280,237	$241,276	$243,487	$233,993	$527,883	$522,817	$514,230

	Funeral Gross Profit			Cemetery Gross Profit (1)			Total Gross Profit
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Eastern Division	$18,965	$17,846	$18,387	$5,303	$20,993	$24,030	$24,268	$38,839	$42,417
Western Division	31,876	27,442	29,495	18,916	19,204	16,522	50,792	46,646	46,017
Corporate Trust Management (2)	17,538	17,667	17,313	8,219	9,278	8,866	25,757	26,945	26,179

Total	$68,379	$62,955	$65,195	$32,438	$49,475	$49,418	$100,817	$112,430	$114,613

	Net Preneed Funeral			Net Preneed Cemetery			Net Total Preneed
	Merchandise and Service Sales(3)			Merchandise and Service Sales (3)			Merchandise and Service Sales(3)
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Eastern Division	$41,098	$44,837	$47,288	$36,827	$38,939	$42,123	$77,925	$83,776	$89,411
Western Division	56,228	57,792	56,470	16,817	16,797	17,720	73,045	74,589	74,190

Total	$97,326	$102,629	$103,758	$53,644	$55,736	$59,843	$150,970	$158,365	$163,601

	Depreciation and Amortization Funeral			Depreciation and Amortization Cemetery			Depreciation and Amortization Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Eastern Division	$7,122	$6,720	$7,615	$4,222	$4,418	$3,340	$11,344	$11,138	$10,955
Western Division	7,689	6,782	6,702	2,733	2,572	2,504	10,422	9,354	9,206
Reconciling Items (4)							6,509	7,146	5,505

Total							$28,275	$27,638	$25,666

	Additions to Long-Lived Assets			Additions to Long-Lived Assets			Additions to Long-Lived Assets
	Funeral(5)			Cemetery(5)			Total(5)
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Eastern Division	$4,478	$5,304	$3,740	$10,369	$11,882	$8,602	$14,847	$17,186	$12,342
Western Division	6,808	14,070	11,285	8,170	10,538	10,526	14,978	24,608	21,811
Reconciling Items (4)							7,686	7,703	5,329

Total							$37,511	$49,497	$39,482

	Funeral Goodwill		Cemetery Goodwill		Total Goodwill
	2008	2007	2008	2007	2008	2007

Eastern Division	$91,091	$91,091	$—	$25,952	$91,091	$117,043
Western Division	107,424	107,522	48,721	48,721	156,145	156,243

Total	$198,515	$198,613	$48,721	$74,673	$247,236	$273,286

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Segment Data—(Continued)

	Assets held for Sale-Funeral		Assets held for Sale-Cemetery		Assets held for Sale-Total
	2008	2007	2008	2007	2008	2007

Eastern Division	$—	$—	$—	$—	$—	$—
Western Division	1,433	1,433	1,440	1,762	2,873	3,195

Total	$1,433	$1,433	$1,440	$1,762	$2,873	$3,195

(1)	Perpetual care trust earnings of $10,660, $10,164 and $10,079 for fiscal years 2008, 2007 and 2006, respectively, are included in the revenue and gross profit data of the related geographic segment.

(2)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2008, 2007 and 2006 were $5,075, $5,881 and $5,528, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2008, 2007 and 2006 were $13,237, $12,514 and $12,332, respectively. Trust management fees included in cemetery revenue for 2008, 2007 and 2006 were $4,949, $5,343 and $4,894, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2008, 2007 and 2006 were $4,164, $4,557 and $4,463, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

(4)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets and additions to corporate long-lived assets.

(5)	Long-lived assets include cemetery property and net property and equipment.
          A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the fiscal years ended October 31, 2008, 2007 and 2006, is as follows:

	Year Ended October 31,
	2008	2007	2006
Gross profit for reportable segments	$100,817	$112,430	$114,613
Corporate general and administrative expenses	(32,611)	(31,143)	(31,739)
Impairment of goodwill	(25,952)	—	—
Hurricane related recoveries (charges), net	(2,297)	(2,533)	1,628
Separation charges	—	(580)	(991)
Gains on dispositions and impairment (losses), net	(353)	(44)	(153)
Other operating income, net	819	1,651	1,333
Interest expense	(24,115)	(25,065)	(29,633)
Loss on early extinguishment of debt	—	(677)	—
Investment and other income, net	2,406	3,374	3,676

Earnings from continuing operations before income taxes	$18,714	$57,413	$58,734

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Supplementary Information
          The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2008, 2007 and 2006.

	Year Ended October 31,
	2008	2007	2006

Service revenue
Funeral	$178,839	$169,680	$165,418
Cemetery	65,260	60,002	62,436

	244,099	229,682	227,854

Merchandise revenue
Funeral	100,164	101,232	106,718
Cemetery	160,602	166,772	155,406

	260,766	268,004	262,124

Other revenue
Funeral	7,604	8,418	8,101
Cemetery	15,414	16,713	16,151

	23,018	25,131	24,252

Total revenue	$527,883	$522,817	$514,230

Service costs
Funeral	$61,520	$59,540	$56,434
Cemetery	44,054	40,649	42,170

	105,574	100,189	98,604

Merchandise costs
Funeral	61,852	63,187	64,728
Cemetery	108,343	97,904	90,527

	170,195	161,091	155,255

Facility expenses
Funeral	94,856	93,648	93,880
Cemetery	56,441	55,459	51,878

	151,297	149,107	145,758

Total costs	$427,066	$410,387	$399,617

          Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue, preneed selling costs associated with preneed merchandise sales and the Company’s estimated obligation to fund the cemetery perpetual care trusts.
(23) Hurricane Related Charges
          The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricanes Katrina and Ike. In September 2008, Hurricane Ike struck the Texas Gulf Coast and the Company’s facilities in the area. The Company is in the process of preparing the insurance claim related to Hurricane Ike. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. For the year ended October 31, 2008, the Company incurred $2,297 in net hurricane related

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(23) Hurricane Related Charges—(Continued)
charges, of which $1,082 was due to Hurricane Katrina, $1,185 was due to Hurricane Ike and $30 was due to Hurricane Gustav.
          As of October 31, 2008, the Company had incurred approximately $34,840 (of which $20,897 was incurred in fiscal year 2005, $10,328 was incurred in fiscal year 2006, $2,533 was incurred in fiscal year 2007 and $1,082 was incurred in fiscal year 2008) in total expenses related to Hurricane Katrina including the write-off of damaged buildings, equipment and inventory, demolition costs, debris removal, record restoration, general cleanup, temporary living facilities for employees, relocation expenses and other costs. The Hurricane Katrina charges for fiscal year 2008 primarily relate to legal costs associated with ongoing litigation as described below. The Company expensed non-capitalizable costs related to Hurricane Katrina as incurred.
          The Company recorded hurricane related charges of $2,533 for the year ended October 31, 2007 and a $1,628 recovery for the year ended October 31, 2006. As of October 31, 2008, the Company has recorded insurance proceeds from Hurricane Katrina of $23,562 and business interruption proceeds of $3,169 for a total of $26,731. Of this amount, $15,200 was recorded in fiscal year 2006 and no additional insurance proceeds were recorded in fiscal year 2007 or 2008.
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
          The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. In 2007, the carriers advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous significant policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds. A trial date had been set in Federal Court for December 1, 2008, but was postponed, and a new trial date has been set for April 2009. With the exception of any legal costs related to this suit, the Company does not anticipate any additional charges related to Hurricane Katrina.
(24) Significant Risks and Uncertainties
          During the fourth quarter of 2008, the United States and global economies experienced significant declines. As a result, the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts have experienced significant declines as of October 31, 2008. The following are significant risks and uncertainties.
Concentrations of investments
          The Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are invested in various industry sectors, including the financial services sector. There are various risks associated with this sector including the recent failure of various large financial institutions, government regulation, interest rates, cost of capital funds, credit losses and volatility in the financial markets. As described in Notes 4, 5 and 6, as of October 31, 2008 the market values of the trusts have experienced a significant decline from the cost basis. As of October 31, 2008, the Company has a concentration in the financial services sector with 25 percent of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(24) Significant Risks and Uncertainties—(Continued)
fair market value of its preneed funeral and cemetery merchandise and services portfolios and 40 percent of its cemetery perpetual care portfolio invested in the financial services sector, with a significant amount in preferred stocks. In addition, as of October 31, 2008, the Company has investments in domestic automotive makers, including the related financing companies, in its preneed funeral and cemetery merchandise and services portfolios and its cemetery perpetual care portfolio with fair market values of $5,381 and $5,071, respectively. There is significant uncertainty with respect to how the economic downturn will impact the continuing operations of the domestic automotive makers. See Notes 2(i), 2(j) and 2(k) for the Company’s policy outlining how realized losses could impact future revenue and additional potential funding obligations for cemetery perpetual care trusts.
          As of October 31, 2008, the Company also has concentrations in other sectors that may be more susceptible to additional adverse impact from the current economic crisis, primarily 10 percent in the information technology sector and 7 percent in the consumer discretionary sector, which includes the domestic automotive makers.
Customer installment receivables
          The Company has gross installment contract receivables of $131,154 relating to cemetery property sales as of October 31, 2008. The continued economic downturn could impact the ability of customers to meet payment obligations.
Goodwill
          As of October 31, 2008, the Company has goodwill of $247,236, consisting of $91,091 in its Eastern division funeral operating segment, $107,424 in its Western division funeral operating segment and $48,721 in its Western division cemetery operating segment. As discussed in Note 13, the economic downturn resulted in the realization of losses in the Company’s trust investment portfolios, the estimated probable funding obligation related to the cemetery perpetual care trusts and reduced cemetery perpetual care earnings and reduced funeral and cemetery merchandise trust earnings. The current economic downturn has also negatively impacted cemetery property sales. To the extent that the economic downturn continues, the Company may be required to evaluate the carrying value of its goodwill in accordance with the policy described in Note 2(g), which could result in additional impairments.
Deferred tax assets
          In addition to the potential additional realized losses described above in the Company’s trust investment portfolios, further realized capital losses in the trusts for which the Company is the grantor, to the extent there are insufficient offsetting capital gains, may result in additional valuation allowances against the related deferred tax asset (capital loss carryforward).
(25) Subsequent Events
          On November 18, 2008, the Company issued 15,000 shares of Class A common stock and paid $34 in cash to each of the independent directors of the Company. Each independent director must hold at least 75 percent of the shares received until completion of service as a member of the Board of Directors.
          As of November 30, 2008, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts declined 11 percent from October 31, 2008 to $584,834.
          In November 2008, the Company acquired a cemetery for approximately $1,623 to expand its business in Arkansas.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(26) Quarterly Financial Data (Unaudited)
          Quarterly financial data for fiscal years 2008 and 2007 is presented below.

Year Ended October 31, 2008(1)	First	Second	Third	Fourth

Revenues	$130,273	$136,819	$130,428	$130,363
Gross profit	27,070	35,634	27,998	10,115
Net earnings (loss)	8,885	13,940	9,129	(35,647)
Net earnings (loss) per common share:
Basic	.09	.15	.10	(.39)
Diluted	.09	.15	.10	(.39)

Year Ended October 31, 2007(2)	First	Second	Third	Fourth

Revenues	$131,846	$137,028	$127,579	$126,364
Gross profit	30,997	32,775	26,509	22,149
Net earnings	11,926	13,629	8,123	6,135
Net earnings per common share:
Basic	.11	.13	.08	.06
Diluted	.11	.13	.08	.06

(1)	First quarter of fiscal year 2008 includes a recovery of $159 in net hurricane related costs and $147 in net gains on dispositions and impairment (losses) in continuing operations. Second quarter of fiscal year 2008 includes a charge of $169 related to net hurricane related costs and ($19) in net gains on dispositions and impairment (losses) in continuing operations. Third quarter of fiscal year 2008 includes a charge of $341 related to net hurricane related costs and $25 in net gains on dispositions and impairment (losses) in continuing operations. Fourth quarter of fiscal year 2008 includes a charge of $1,946 related to net hurricane related costs, $25,952 for goodwill impairment, a $13,281 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts, a tax valuation allowance of $7,400 and ($506) in net gains on dispositions and impairment (losses) in continuing operations.

(2)	First quarter of fiscal year 2007 includes a charge of $1,850 in net hurricane related costs, $485 in separation charges primarily related to the retirement of a former executive officer and $98 in net gains on dispositions and impairment (losses) in continuing operations. Second quarter of fiscal year 2007 includes a charge of $283 related to net hurricane related costs and $47 in separation charges. Third quarter of fiscal year 2007 includes a charge of $210 related to net hurricane related costs, ($46) in net gains on dispositions and impairment (losses) in continuing operations, $48 in separation charges and $677 for the loss on early extinguishment of debt. Fourth quarter of fiscal year 2007 includes a charge of $190 related to net hurricane related costs and ($88) in net gains on dispositions and impairment (losses) in continuing operations.
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
          Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2008.
          The effectiveness of the Company’s internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
          In the fourth quarter of fiscal year 2008, the Company completed the implementation of the payroll module of the Oracle software system. With the exception of the Oracle payroll module implementation described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
          On December 16, 2008, the Company entered into Amended and Restated Employment Agreements (the “Amended Agreements”) with Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer (the “Officers”).
          The Amended Agreements made certain changes to the prior agreements to protect the Officers’ bonus rights in the event of a termination of employment without “Cause” or with “Good Reason” (as “Cause” and “Good Reason” are defined in the “Amended Agreements”) following a change of control. The Amended Agreements provide that for each fiscal year ending in the two-year period following a change of control during which entire fiscal year the Officer remains employed, each Officer is guaranteed to receive a bonus at least equal to the “Average Bonus.” If the Officer is terminated during a fiscal year either at the time of the change of control or within two years thereafter, the Officer would be entitled to be paid the “Average Bonus”, reduced pro rata to reflect the portion of the fiscal year for which the Officer was employed. The “Average Bonus” is equal to the average bonus paid to the Officer for the last three completed fiscal years prior to the change of control, or in the case of Mr. Crawford who has not been employed by the Company for the entirety of those years, the average bonuses paid since employment began, annualized if a bonus was for a partial year. The prior agreements did not provide bonus protection following a change of control. Based on current compensation levels, the “Average Bonus” of Mr. Crawford is $952,799 and Mr. Kitchen is $409,935.
          The Amended Agreements contain additional changes made to comply with Section 409A of the Internal Revenue Code. The foregoing description of the Amended Agreements is qualified in its entirety by the terms of such agreements, which are filed as Exhibits 10.3 and 10.4 to this Form 10-K and are incorporated herein by reference.
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
          The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2009 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 11. Executive Compensation
          The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2009 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
          The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2008:

Number of Securities
Remaining Available For
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)(1)
Equity compensation plans approved by security holders	2,652,566	$7.23	4,536,177
Equity compensation plans not approved by security holders	—	—	—

Total	2,652,566	$7.23	4,536,177

(1)	Includes 3,922,401 shares of our common stock under the 2007 Stock Incentive Plan, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 613,776 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.
          The remaining information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2009 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 13. Certain Relationships and Related Transactions and Director Independence
          The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2009 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 14. Principal Accounting Fees and Services
          The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2009 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E		COLUMN F
	Balance at	Charged to
	beginning	costs and				Balance at
Description	of period	expenses	Other changes	Write-offs		end of period
Current—Allowance for doubtful accounts:
Year ended October 31,
2008	$8,142	3,412	—	(4,339)		$7,215
2007	$6,635	4,188	—	(2,681)		$8,142
2006	$6,785	2,579	(23)	(2,706)		$6,635

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2008	$10,824	4,583	—	(5,718)		$9,689
2007	$10,888	5,568	—	(5,632)		$10,824
2006	$11,350	4,216	—	(4,678)		$10,888

Deferred tax asset valuation allowance
Year ended October 31,
2008	$4,032	6,617	—	—		$10,649
2007	$10,457	(1,595)	—	(4,830	) (1)	$4,032
2006	$10,220	237	—	—		$10,457

(1)	This is primarily related to the write-off of both the deferred tax asset and related valuation allowance for a worthless stock deduction for which recognition was determined to be remote in fiscal year 2007.

Item 15(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 23, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchases (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)
The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”); Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.2	Retirement Agreement by and between the Company and Kenneth C. Budde dated June 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9 2006)

10.3	Employment Agreement dated February 20, 2007 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2007); Amendment No. 1 to Employment Agreement dated February 20, 2007, effective May 14, 2007, between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007); Amendment No. 2 to Employment Agreement dated May 1, 2008 between the Company and Thomas J. Crawford (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008); Amended and Restated Employment Agreement between the Company and Thomas J. Crawford dated December 16, 2008

10.4	Employment Agreement dated May 14, 2007 between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2007); Amendment No. 1 to Employment Agreement dated May 1, 2008 between the Company and Thomas M. Kitchen (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008); Amended and Restated Employment Agreement between the Company and Thomas M. Kitchen dated December 16, 2008

10.5	Retirement Agreement dated October 26, 2006, effective November 2, 2006, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 3, 2006)

10.6	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K)

10.7	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K)

10.8	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.9	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.10	Purchase Agreement dated June 21, 2007 by and among Stewart Enterprises, Inc., the guarantors listed on Schedule A thereto and the Initial Purchases (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.11	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.12	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.13	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.14	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.15	Stewart Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the year ended October 31, 2006)

10.16	2007 Executive Officer Annual Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement for the year ended October 31, 2006)

10.17	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit B in the Company’s definitive proxy statement for the year ended October 31, 2002, Commission File No. 1-5449); Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2006)

10.18	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, Commission File No. 1-5449)

10.19	Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective June 18, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008); Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.20	The Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan for certain highly compensated executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2001, Commission File No. 1-5449); Amendment No. 1 dated January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005); Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective January 1, 2008

10.21	Stewart Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2002, Commission File No. 1-5449); Amendment No. 1 dated April 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005); Amendment to Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective June 17, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008); Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 1, 2008

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2008.

STEWART ENTERPRISES, INC.
By:	/s/ THOMAS J. CRAWFORD
Thomas J. Crawford
President, Chief Executive Officer and a Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. CRAWFORD Thomas J. Crawford (Principal Executive Officer)	President, Chief Executive Officer and a Director	December 18, 2008

/s/ THOMAS M. KITCHEN Thomas M. Kitchen (Principal Financial Officer)	Senior Executive Vice President, Chief Financial Officer and a Director	December 18, 2008

/s/ ANGELA M. LACOUR Angela M. Lacour (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	December 18, 2008

/s/ FRANK B. STEWART, JR. Frank B. Stewart, Jr.	Chairman of the Board	December 18, 2008

/s/ ALDEN J. McDONALD, JR. Alden J. McDonald, Jr.	Director	December 18, 2008

/s/ JAMES W. McFARLAND James W. McFarland	Director	December 18, 2008

/s/ RONALD H. PATRON Ronald H. Patron	Director	December 18, 2008

/s/ MICHAEL O. READ Michael O. Read	Director	December 18, 2008

/s/ ASHTON J. RYAN, JR. Ashton J. Ryan, Jr.	Director	December 18, 2008

Exhibit Index

10.3	Amended and Restated Employment Agreement between the Company and Thomas J. Crawford dated December 16, 2008

10.4	Amended and Restated Employment Agreement between the Company and Thomas M. Kitchen dated December 16, 2008

10.20	Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective January 1, 2008

10.21	Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 1, 2008

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer