Form 10-K/A
period 2008-10-31
STEWART ENTERPRISES INC
filed 2008-12-22
CIK 878522

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

Item 15. Exhibits and Financial Statement Schedules
Item 15(a)(3) Exhibits
SIGNATURES
EX-23
EX-31.1
EX-31.2
EX-32.1

Explanatory Note
     This Amendment No. 1 is being filed solely to revise the consent of our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23, to revise the reference to the date of their report relating to our consolidated financial statements, financial statement schedule and the effectiveness of internal control over financial reporting from December 17, 2008 to December 18, 2008. No other part of our original Form 10-K is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the original Form 10-K.
Item 15. Exhibits and Financial Statement Schedules
Item 15(a)(3) Exhibits

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2008.

STEWART ENTERPRISES, INC.
By:	/s/ THOMAS J. CRAWFORD
Thomas J. Crawford
President, Chief Executive Officer and a Director