Form 10-Q
period 2009-01-31
STEWART ENTERPRISES INC
filed 2009-03-11
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 27, 2009, was 89,164,401 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2009	2008
Revenues:
Funeral	$71,750	$73,449
Cemetery	47,580	56,824

	119,330	130,273

Costs and expenses:
Funeral	53,495	55,447
Cemetery	42,752	47,756

	96,247	103,203

Gross profit	23,083	27,070
Corporate general and administrative expenses	(7,506)	(8,235)
Hurricane related recoveries (charges), net	(315)	159
Gains on dispositions and impairment (losses), net	(63)	147
Other operating income, net	259	242

Operating earnings	15,458	19,383
Interest expense	(5,910)	(5,888)
Investment and other income, net	41	720

Earnings before income taxes	9,589	14,215
Income taxes	3,873	5,330

Net earnings	$5,716	$8,885

Net earnings per common share:
Basic	$.06	$.09

Diluted	$.06	$.09

Weighted average common shares outstanding (in thousands):
Basic	91,824	96,784

Diluted	91,896	97,019

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$71,495	$72,574
Marketable securities	61	55
Receivables, net of allowances	58,299	59,129
Inventories	36,806	35,870
Prepaid expenses	12,367	7,317
Deferred income taxes, net	8,050	8,798

Total current assets	187,078	183,743
Receivables due beyond one year, net of allowances	67,020	70,671
Preneed funeral receivables and trust investments	338,740	368,412
Preneed cemetery receivables and trust investments	170,049	182,141
Goodwill	247,236	247,236
Cemetery property, at cost	384,376	375,832
Property and equipment, at cost:
Land	42,343	42,343
Buildings	321,446	319,839
Equipment and other	181,160	178,589

	544,949	540,771
Less accumulated depreciation	242,563	236,243

Net property and equipment	302,386	304,528
Deferred income taxes, net	180,528	179,515
Cemetery perpetual care trust investments	167,889	173,090
Non-current assets held for sale	2,873	2,873
Other assets	15,746	16,474

Total assets	$2,063,921	$2,104,515

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31, 2009	October 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12	$20
Accounts payable	25,209	27,652
Accrued payroll and other benefits	12,081	14,133
Accrued insurance	21,129	21,287
Accrued interest	6,294	5,864
Estimated obligation to fund cemetery perpetual care trust	12,163	13,281
Other current liabilities	11,291	16,198
Income taxes payable	4,713	2,061

Total current liabilities	92,892	100,496
Long-term debt, less current maturities	450,094	450,095
Deferred preneed funeral revenue	243,128	245,182
Deferred preneed cemetery revenue	281,660	275,835
Deferred preneed funeral and cemetery receipts held in trust	437,585	475,420
Perpetual care trusts’ corpus	166,675	171,371
Other long-term liabilities	21,959	20,479

Total liabilities	1,693,993	1,738,878

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,164,401 and 88,693,127 shares at January 31, 2009 and October 31, 2008, respectively	89,164	88,693
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2009 and October 31, 2008; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	535,003	536,902
Accumulated deficit	(257,834)	(263,550)
Accumulated other comprehensive income:
Unrealized appreciation of investments	40	37

Total accumulated other comprehensive income	40	37

Total shareholders’ equity	369,928	365,637

Total liabilities and shareholders’ equity	$2,063,921	$2,104,515

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity
Balance October 31, 2008	$92,248	$536,902	$(263,550)	$37	$365,637

Comprehensive income:
Net earnings	—	—	5,716	—	5,716

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($2)	—	—	—	3	3

Total other comprehensive income	—	—	—	3	3

Total comprehensive income	—	—	5,716	3	5,719

Restricted stock activity	348	(193)	—	—	155
Issuance of common stock	123	265	—	—	388
Stock option expense	—	324	—	—	324
Tax benefit associated with stock activity	—	23	—	—	23
Dividends ($.025 per share)	—	(2,318)	—	—	(2,318)

Balance January 31, 2009	$92,719	$535,003	$(257,834)	$40	$369,928

(1)	Amount includes 89,164 and 88,693 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2009 and October 31, 2008, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$5,716	$8,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	63	(147)
Depreciation and amortization	7,394	6,962
Provision for doubtful accounts	2,215	2,093
Share-based compensation	802	1,198
Excess tax benefits from share-based payment arrangements	—	(165)
Provision (benefit) for deferred income taxes	(215)	1,866
Estimated obligation to fund cemetery perpetual care trust	88	—
Other	66	104
Changes in assets and liabilities:
(Increase) decrease in receivables	2,993	(2,030)
Increase in prepaid expenses	(5,050)	(4,963)
Increase in inventories and cemetery property	(1,043)	(2,576)
Decrease in accounts payable and accrued expenses	(7,629)	(6,208)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	3,910	2,758
Decrease in deferred preneed funeral revenue	(2,054)	(2,329)
Decrease in deferred preneed funeral receipts held in trust	(1,996)	(1,856)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	1,934	2,461
Increase (decrease) in deferred preneed cemetery revenue	(1,645)	351
Increase (decrease) in deferred preneed cemetery receipts held in trust	81	(1,919)
Increase (decrease) in other	1,654	(387)

Net cash provided by operating activities	7,284	4,098

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	4,984
Purchases of marketable securities	—	(19,802)
Proceeds from sale of assets	292	338
Purchase of subsidiaries and other investments, net of cash acquired	(1,623)	—
Additions to property and equipment	(4,789)	(7,056)
Other	1	10

Net cash used in investing activities	(6,119)	(21,526)

Cash flows from financing activities:
Repayments of long-term debt	(9)	(77)
Issuance of common stock	83	1,380
Purchase and retirement of common stock	—	(22,807)
Dividends	(2,318)	(2,403)
Excess tax benefits from share-based payment arrangements	—	165

Net cash used in financing activities	(2,244)	(23,742)

Net decrease in cash	(1,079)	(41,170)
Cash and cash equivalents, beginning of period	72,574	71,545

Cash and cash equivalents, end of period	$71,495	$30,375

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$874	$3,262
Interest	$5,125	$4,982

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$305	$921
Issuance of restricted stock, net of forfeitures	$312	$304
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
(a)	The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2009, the Company owned and operated 220 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western.
(b)	Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)	Interim Disclosures
     The information as of January 31, 2009, and for the three months ended January 31, 2009 and 2008, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”).
     The October 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2008 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2008 Form 10-K.
     The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2009.
(d)	Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2008 Form 10-K.
(e)	Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2008 Form 10-K. Net earnings for the three months ended January 31, 2009 and 2008 include $324 and $477, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of January 31, 2009, there was $2,310 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.53 years of which $1,209 of total stock option expense is expected for fiscal year 2009. The expense related to restricted stock is reflected in earnings and amounted to $173 and $190 for the three months ended January 31, 2009 and 2008, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
     On November 18, 2008, the Company issued 15,000 shares of Class A common stock and paid $34 in cash to each of the independent directors of the Company. The expense related to this stock grant amounted to $305 and was recorded in corporate general and administrative expenses during the first quarter of 2009. Each independent director must hold at least 75 percent of the shares received until completion of service as a member of the Board of Directors.
     The table below presents all stock options and restricted stock granted to employees during the three months ended January 31, 2009:

	Number of
	Shares	Exercise Price
Grant Type	Granted	per Share	Vesting Period	Vesting Condition
Stock options	586,750	$2.65	Equal one-fourth portions over 4 years	Service condition

Stock options	390,000	$3.09	Equal one-fourth portions over 4 years	Service condition

Restricted stock	102,000	$2.65	Equal one-third portions over 3 years	Market condition

Restricted stock	195,000	$3.09	Equal one-third portions over 3 years	Market condition

Restricted stock	56,000	$3.09	Equal one-third portions over 3 years	Service condition
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2009: expected dividend yield of 3.6 percent; expected volatility of 38.5 percent; risk-free interest rate of 1.6 percent; and an expected term of 4.8 years. In the first quarter of 2009, the Company granted 297,000 shares of restricted stock with market conditions based on reaching certain target stock prices in the years 2009, 2010 and 2011. The Company records the expense over the requisite service period.
(f)	Reclassifications
     Certain reclassifications have been made to the 2008 condensed consolidated statement of cash flows in order for these periods to be comparable. These reclassifications had no effect on net earnings or operating cash flows.
     During the Company’s review of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”),” the Company determined that balances historically designated as “non-controlling interest in funeral and cemetery trusts” and “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet do not meet the criteria for non-controlling interests as prescribed by SFAS No. 160. SFAS No. 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to the Company’s funeral and cemetery merchandise and services trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from the Company’s cemetery perpetual care trusts are used to support the maintenance of its cemeteries and the Company cannot access the corpus, the Company believes the interest in these trusts also retains the characteristics of a liability.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
     In light of this review, in the first quarter of fiscal year 2009, these line items in the Company’s condensed consolidated balance sheets as of January 31, 2009 and October 31, 2008 were renamed. The line historically titled “non-controlling interest in funeral and cemetery trusts” has been renamed “deferred preneed funeral and cemetery receipts held in trust.” In addition, the line historically titled “non-controlling interest in perpetual care trusts” has been renamed “perpetual care trusts’ corpus” and has been reclassified to be included in total liabilities. These changes had no effect on total assets or shareholders’ equity.
(2)	New Accounting Principles
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which the Company adopted effective November 1, 2008. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2—inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable; inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related accounting pronouncements that address leasing transactions. FSP FAS 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP FAS 157-2, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities that are measured on a recurring basis at fair value, effective November 1, 2008. These financial assets include the investments of the Company’s preneed funeral merchandise and services trusts, preneed cemetery merchandise and services trusts and cemetery perpetual care trusts. For additional disclosures required by SFAS No. 157 for these assets, see Notes 3 through 5 to the Company’s condensed consolidated financial statements. The provisions of SFAS No. 157 have not been applied to the Company’s non-financial assets and liabilities. The major categories of assets and liabilities that are subject to non-recurring fair value measurement for which the provisions of SFAS No. 157 have not yet been applied are as follows: reporting units measured at fair value in the goodwill impairment test under SFAS No. 142 and non-financial assets and liabilities initially measured at fair value in a business combination under SFAS No. 141.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2)	New Accounting Principles—(Continued)
     In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended January 31, 2009. The adoption of FSP FAS 157-3 had no impact on the Company’s consolidated results of operations, financial position or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which corresponds to the Company’s fiscal year beginning November 1, 2008. The Company did not elect the fair value option under SFAS No. 159.
     In December 2008, FASB Staff Position SFAS No. 140-4 and FASB Interpretation (“FIN”) No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” was issued. This pronouncement requires public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008, which corresponds to the Company’s first fiscal quarter of 2009. The adoption of this FSP had no impact on the Company’s consolidated financial statements but requires the Company to add additional disclosures related to its variable interest entities, which consist of its preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts investments. The Company’s accounting policies related to its preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are discussed in Note 2(k) of the Company’s 2008 Form 10-K. For further disclosures, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.
Other, not yet adopted
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R))” (“SFAS No. 141R”). SFAS No. 141R states that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. This statement will apply to any future business combinations as of that date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company does not expect this statement to have any impact on its consolidated financial statements. However, as

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2)	New Accounting Principles—(Continued)
described in Note 1(f), in light of the Company’s review of SFAS No. 160, certain balances in the condensed consolidated balance sheet were renamed and a line item historically classified outside of liabilities was moved to be included in total liabilities.
     In May 2008, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued. FSP No. APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of FSP No. APB 14-1 will have on its consolidated financial statements. While the Company does not anticipate any impact on its net cash flows, the Company does expect to record higher interest expense related to its senior convertible notes beginning in the Company’s fiscal year 2010.
(3)	Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care, the activity of which is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2009 and October 31, 2008 are as follows:

	January 31,	October 31,
	2009	2008
Trust assets	$307,946	$336,782
Receivables from customers	42,376	44,796

	350,322	381,578
Allowance for cancellations	(11,582)	(13,166)

Preneed funeral receivables and trust investments	$338,740	$368,412

     The cost and market values associated with preneed funeral merchandise and services trust assets as of January 31, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the funeral merchandise and services trust assets below reflects realized losses of approximately $8,306 during the quarter ended January 31, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments primarily in the consumer discretionary and healthcare sectors that the Company determined it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)

	January 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$36,513	$—	$—	$36,513
U.S. Government, agencies and municipalities	9,685	345	(1)	10,029
Corporate bonds	55,970	533	(6,372)	50,131
Preferred stocks	63,933	25	(21,623)	42,335
Common stocks	267,827	1,119	(139,846)	129,100
Mutual funds	35,229	2	(13,880)	21,351
Insurance contracts and other long- term investments	19,127	1	(1,773)	17,355

Trust investments	$488,284	$2,025	$(183,495)	306,814

Market value as a percentage of cost					62.8%

Accrued investment income				1,132

Trust assets				$307,946

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2009
Due in one year or less	$7,003
Due in one to five years	27,460
Due in five to ten years	25,667
Thereafter	30

$60,160

     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS No. 157. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the SFAS No. 157 valuation hierarchy.
     The Company’s Level 3 investments include insurance contracts and partnership investments. The valuation of insurance contracts and partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the insurance contracts was obtained from the insurance companies’ sites showing the current face value of the contracts which is deemed to approximate fair market value. The fair market value of the partnership investments was determined by using their most recent unaudited financial statements and assessing the market value of the underlying securities within the partnership.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

January 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments	$195,247	$102,497	$9,070	$306,814
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$11,299
Total unrealized losses included in other comprehensive income (1)	(1,714)
Purchases, sales, contributions, and distributions, net	(515)

Fair market value, January 31, 2009	$9,070

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended January 31,
	2009		2008
Purchases	$641		$6,386
Sales	4,616		9,620
Realized gains from sales of investments	508		893
Realized losses from sales of investments and other	(8,501	) (1)	(213)
Deposits	6,359		8,393
Withdrawals	11,052		11,928

(1)	Includes $195 in losses from the sale of investments and $8,306 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.
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
components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2009 and October 31, 2008 are as follows:

	January 31,	October 31,
	2009	2008
Trust assets	$138,186	$148,533
Receivables from customers	37,896	39,868

	176,082	188,401
Allowance for cancellations	(6,033)	(6,260)

Preneed cemetery receivables and trust investments	$170,049	$182,141

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the cemetery merchandise and services trust assets below reflects realized losses of approximately $3,221 during the quarter ended January 31, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments primarily in the consumer discretionary and healthcare sectors that the Company determined it did not have the intent to hold until they recover in value.

	January 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$18,345	$—	$—	$18,345
U.S. Government, agencies and municipalities	11,596	940	—	12,536
Corporate bonds	11,962	211	(805)	11,368
Preferred stocks	24,121	—	(8,878)	15,243
Common stocks	138,043	196	(73,438)	64,801
Mutual funds	30,310	—	(15,119)	15,191
Other long-term investments	272	—	(4)	268

Trust investments	$234,649	$1,347	$(98,244)	137,752

Market value as a percentage of cost					58.7%

Accrued investment income				434

Trust assets				$138,186

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2009
Due in one year or less	$4,883
Due in one to five years	11,948
Due in five to ten years	6,871
Thereafter	202

$23,904

     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS No. 157. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the SFAS No. 157 valuation hierarchy.
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

January 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments	$98,814	$38,938	$—	$137,752
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended January 31,
	2009		2008
Purchases	$1,153		$2,911
Sales	2,456		2,540
Realized gains from sales of investments	104		353
Realized losses from sales of investments and other	(4,464	) (1)	(29)
Deposits	4,033		4,204
Withdrawals	3,768		4,511

(1)	Includes $1,243 in losses from the sale of investments and $3,221 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5)	Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,722 and $2,592 for the first quarters of 2009 and 2008, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of January 31, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the cemetery perpetual care trusts below reflects realized losses of approximately $84 during the quarter ended January 31, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and created estimated probable funding obligations to the cemetery perpetual care trusts.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	January 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$23,422	$—	$—	$23,422
U.S. Government, agencies and municipalities	7,610	466	(89)	7,987
Corporate bonds	45,172	635	(2,871)	42,936
Preferred stocks	67,499	1	(32,182)	35,318
Common stocks	106,181	2,234	(56,939)	51,476
Mutual funds	8,830	—	(3,332)	5,498
Other long-term investments	550	—	(119)	431

Trust investments	$259,264	$3,336	$(95,532)	167,068

Market value as a percentage of cost					64.4%

Accrued investment income				821

Trust assets				$167,889

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2009
Due in one year or less	$1,959
Due in one to five years	28,963
Due in five to ten years	18,929
Thereafter	1,072

$50,923

     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS No. 157. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the SFAS No. 157 valuation hierarchy.
     The Company’s Level 3 investments include an investment in a partnership. The valuation of partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the partnership investments was determined by using its most recent unaudited financial statements and assessing the market value of the underlying securities within the partnership.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

January 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair market
	(Level 1)	(Level 2)	(Level 3)	value
Trust investments	$80,585	$86,240	$243	$167,068
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$611
Total unrealized losses included in other comprehensive income (1)	(118)
Transfers out of Level 3 category	(250)

Fair market value, January 31, 2009	$243

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the net realized losses. As of October 31, 2008, the Company recorded a liability for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 losses of $13,281, which was recognized as a realized loss in the consolidated statement of earnings for the year ended October 31, 2008 in cemetery costs. In the first quarter of fiscal year 2009, the Company recorded an additional $88 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust, and contributed approximately $734 to the trusts as part of its funding obligation.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended January 31,
	2009		2008
Purchases	$329		$13,617
Sales	1,806		12,123
Realized gains from sales of investments	359		1,252
Realized losses from sales of investments and other	(96	) (1)	—
Deposits	2,454	(2)	1,973
Withdrawals	1,587		2,813

(1)	Includes $12 in losses from the sale of investments and $84 in losses related to certain investments that were rendered worthless or practically worthless.

(2)	Includes $734 that the Company contributed to the cemetery perpetual care trusts in the first quarter of 2009 as part of its funding obligation.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     During the three months ended January 31, 2009 and 2008, cemetery revenues were $47,580 and $56,824, respectively, of which $1,613 and $2,232, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at January 31, 2009 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$307,946	$138,186	$446,132
Less:
Pending withdrawals	(7,821)	(4,269)	(12,090)
Pending deposits	2,103	1,440	3,543

Deferred receipts held in trust	$302,228	$135,357	$437,585

     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at January 31, 2009 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$167,889
Less:
Pending withdrawals	(1,901)
Pending deposits	687

Perpetual care trusts’ corpus	$166,675

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)
Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2009 and 2008 are detailed below.

	Three Months Ended January 31,
	2009	2008
Realized gains from sales of investments	$971	$2,498
Realized losses from sales of investments and other	(13,061)	(242)
Interest income, dividend and other ordinary income	6,737	8,095
Trust expenses and income taxes	(2,134)	(2,706)

Net trust investment income (loss)	(7,487)	7,645
Investment income of deferred preneed funeral and cemetery receipts held in trust	9,273	(4,597)
Investment income of perpetual care trusts’ corpus	(1,786)	(3,048)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—
Investment and other income, net (1)	41	720

Total investment and other income, net	$41	$720

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(7)	Commitments and Contingencies
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
     In September and October 2006, the court granted the motion for summary judgment filed by the SCI affiliate with whom the plaintiff had contracted and entered a judgment of dismissal in favor of that SCI affiliate. On December 8, 2006, the plaintiff noticed an appeal of this judgment. On December 23, 2008, the court of appeals affirmed the summary judgment. On that basis, the Company expects to move for dismissal of the case in which it is a defendant. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
     In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be in the range of approximately $950 million to approximately $1.5 billion, before trebling. On November 24, 2008, the magistrate judge issued a Memorandum and Recommendation that the plaintiffs’ motion for class certification be denied. Plaintiffs’ objections to the magistrate judge’s recommendations are pending before the district court. A successful plaintiff in an antitrust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
     In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be approximately $99.0 million, before trebling. On November 24, 2008, the magistrate judge issued a Memorandum and Recommendation that the plaintiffs’ motion for class certification be denied. Plaintiffs’ objections to the magistrate judge’s recommendations are pending before the district court. A successful plaintiff in an antitrust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimatable.
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
Securities and Exchange Commission Investigation
     As previously disclosed, in November 2006, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) issued pursuant to a formal order of investigation, seeking documents and information related to the Company’s previously disclosed and completed deferred revenue project. On December 9, 2008, the SEC approved a settlement with the Company, bringing a conclusion to the SEC’s investigation. Under the settlement, without admitting or denying the SEC’s findings, the Company consented to an administrative cease and desist order requiring future compliance with specified provisions of the federal securities laws relating to reporting, books and records and internal accounting controls requirements. The settlement does not require the Company to pay a monetary penalty.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, the Company recorded $13,281 for an estimated probable funding obligation as an increase in cemetery costs in fiscal year 2008 and recorded an additional $88 for the estimated probable funding obligation in the first quarter of 2009. As of January 31, 2009, the Company had unrealized losses of $72,293 in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $7 million as of January 31, 2009 and October 31, 2008.
     The Company is required to maintain a bond ($28,851 as of January 31, 2009) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2009
Net earnings	$5,716
Basic earnings per common share:
Net earnings available to common shareholders	$5,716	91,824	$.06

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		72

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$5,716	91,896	$.06

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2008
Net earnings	$8,885
Basic earnings per common share:
Net earnings available to common shareholders	$8,885	96,784	$.09

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		235

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$8,885	97,019	$.09

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
     Options to purchase 1,764,013 shares of common stock at prices ranging from $3.09 to $8.47 per share were antidilutive during the three months ended January 31, 2009. These options expire between December 20, 2011 and January 5, 2016.
     Options to purchase 242,167 shares of common stock at prices ranging from $6.73 to $8.24 per share were antidilutive during the three months ended January 31, 2008.
     For the three months ended January 31, 2009, 468,000 market based stock options and 712,000 market and performance based shares of restricted stock were not dilutive. For the three months ended January 31, 2008, 675,000 market based stock options and 405,000 market and performance based shares of restricted stock were not dilutive. The market based stock options and the market and performance based restricted stock were not dilutive because the market conditions or performance conditions for the respective grants were not achieved during any of periods presented.
     For the three months ended January 31, 2009 and 2008, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were also not dilutive, as the average price of the Company’s stock for the first quarters of 2009 and 2008 was less than the conversion price of the senior convertible notes and strike price of the warrants.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2009, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
     The Company has five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of two geographic areas: Eastern and Western. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.

	Funeral Revenue		Cemetery Revenue (1)		Total Revenue
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Eastern Division	$30,134	$30,482	$26,069	$32,169	$56,203	$62,651
Western Division	38,012	38,431	19,621	22,362	57,633	60,793
Corporate Trust Management (2)	3,604	4,536	1,890	2,293	5,494	6,829

Total	$71,750	$73,449	$47,580	$56,824	$119,330	$130,273

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Funeral Gross Profit		Cemetery Gross Profit (1)		Total Gross Profit
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Eastern Division	$5,837	$5,339	$847	$3,288	$6,684	$8,627
Western Division	9,005	8,364	2,340	3,761	11,345	12,125
Corporate Trust Management (2)	3,413	4,299	1,641	2,019	5,054	6,318

Total	$18,255	$18,002	$4,828	$9,068	$23,083	$27,070

	Net Preneed Funeral Merchandise		Net Preneed Cemetery Merchandise		Net Total Preneed Merchandise and
	and Service Sales (3)		and Service Sales (3)		Service Sales (3)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Eastern Division	$7,682	$9,353	$7,452	$8,229	$15,134	$17,582
Western Division	11,050	12,559	3,327	3,760	14,377	16,319

Total	$18,732	$21,912	$10,779	$11,989	$29,511	$33,901

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment and amounted to $1,722 and $2,592 for the three months ended January 31, 2009 and 2008, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2009 and 2008 were $937 and $1,378, respectively, and funeral trust earnings for the three months ended January 31, 2009 and 2008 were $2,667 and $3,158, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2009 and 2008 were $952 and $1,299, respectively, and cemetery trust earnings for the three months ended January 31, 2009 and 2008 were $938 and $994, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.
     A reconciliation of total segment gross profit to total earnings before income taxes for the three months ended January 31, 2009 and 2008 is as follows:

	Three Months Ended January 31,
	2009	2008
Gross profit for reportable segments	$23,083	$27,070
Corporate general and administrative expenses	(7,506)	(8,235)
Hurricane related recoveries (charges), net	(315)	159
Gains on dispositions and impairment (losses), net	(63)	147
Other operating income, net	259	242
Interest expense	(5,910)	(5,888)
Investment and other income, net	41	720

Earnings before income taxes	$9,589	$14,215

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three months ended January 31, 2009 and 2008.

	Three Months Ended January 31,
	2009	2008
Service revenue
Funeral	$45,306	$45,436
Cemetery	15,101	15,659

	60,407	61,095

Merchandise revenue
Funeral	24,917	25,996
Cemetery	29,027	37,204

	53,944	63,200

Other revenue
Funeral	1,527	2,017
Cemetery	3,452	3,961

	4,979	5,978

Total revenue	$119,330	$130,273

Service costs
Funeral	$14,668	$15,321
Cemetery	9,755	10,114

	24,423	25,435

Merchandise costs
Funeral	15,006	16,079
Cemetery	19,250	23,913

	34,256	39,992

Facility expenses
Funeral	23,821	24,047
Cemetery	13,747	13,729

	37,568	37,776

Total costs	$96,247	$103,203

     Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise revenue, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue, preneed selling costs associated with preneed merchandise sales and the Company’s estimated obligation to fund the cemetery perpetual care trusts.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of January 31, 2009 and October 31, 2008 and for the three months ended January 31, 2009 and 2008, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,871	$399	$4,480	$—	$71,750
Cemetery	—	43,025	661	3,894	—	47,580

	—	109,896	1,060	8,374	—	119,330

Costs and expenses:
Funeral	—	50,000	291	3,204	—	53,495
Cemetery	—	38,811	636	3,305	—	42,752

	—	88,811	927	6,509	—	96,247

Gross profit	—	21,085	133	1,865	—	23,083
Corporate general and administrative expenses	(7,506)	—	—	—	—	(7,506)
Hurricane related charges, net	(276)	(39)	—	—	—	(315)
Gains on dispositions and impairment (losses), net	(8)	(55)	—	—	—	(63)
Other operating income (expense), net	(2)	244	1	16	—	259

Operating earnings (loss)	(7,792)	21,235	134	1,881	—	15,458
Interest expense	819	(6,165)	(36)	(528)	—	(5,910)
Investment and other income, net	41	—	—	—	—	41
Equity in subsidiaries	11,171	135	—	—	(11,306)	—

Earnings before income taxes	4,239	15,205	98	1,353	(11,306)	9,589
Income tax expense (benefit)	(1,477)	4,836	19	495	—	3,873

Net earnings	5,716	10,369	79	858	(11,306)	5,716
Other comprehensive income, net	3	—	—	3	(3)	3

Comprehensive income	$5,719	$10,369	$79	$861	$(11,309)	$5,719

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$68,047	$494	$4,908	$—	$73,449
Cemetery	—	51,072	827	4,925	—	56,824

	—	119,119	1,321	9,833	—	130,273

Costs and expenses:
Funeral	—	51,773	308	3,366	—	55,447
Cemetery	—	42,895	786	4,075	—	47,756

	—	94,668	1,094	7,441	—	103,203

Gross profit	—	24,451	227	2,392	—	27,070
Corporate general and administrative expenses	(8,235)	—	—	—	—	(8,235)
Hurricane related recoveries, net	—	—	159	—	—	159
Gains on dispositions and impairment (losses), net	—	147	—	—	—	147
Other operating income, net	21	159	—	62	—	242

Operating earnings (loss)	(8,214)	24,757	386	2,454	—	19,383
Interest expense	(700)	(4,519)	(29)	(640)	—	(5,888)
Investment and other income, net	702	13	—	5	—	720
Equity in subsidiaries	16,326	198	—	—	(16,524)	—

Earnings before income taxes	8,114	20,449	357	1,819	(16,524)	14,215
Income tax expense (benefit)	(771)	5,550	83	468	—	5,330

Net earnings	8,885	14,899	274	1,351	(16,524)	8,885
Other comprehensive income, net	70	—	—	27	(27)	70

Comprehensive income	$8,955	$14,899	$274	$1,378	$(16,551)	$8,955

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	January 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,289	$6,384	$34	$1,788	$—	$71,495
Marketable securities	—	—	—	61	—	61
Receivables, net of allowances	1,722	51,743	451	4,383	—	58,299
Inventories	306	33,752	368	2,380	—	36,806
Prepaid expenses	1,602	9,318	53	1,394	—	12,367
Deferred income taxes, net	929	5,610	39	1,472	—	8,050

Total current assets	67,848	106,807	945	11,478	—	187,078
Receivables due beyond one year, net of allowances	—	51,604	411	15,005	—	67,020
Preneed funeral receivables and trust investments	—	329,642	—	9,098	—	338,740
Preneed cemetery receivables and trust investments	—	162,093	1,043	6,913	—	170,049
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	347,438	11,384	25,554	—	384,376
Property and equipment, at cost	51,415	453,394	1,934	38,206	—	544,949
Less accumulated depreciation	31,811	195,433	866	14,453	—	242,563

Net property and equipment	19,604	257,961	1,068	23,753	—	302,386
Deferred income taxes, net	26,188	148,313	—	9,183	(3,156)	180,528
Cemetery perpetual care trust investments	—	157,928	6,711	3,250	—	167,889
Non-current assets held for sale	—	2,873	—	—	—	2,873
Other assets	8,936	5,742	3	1,065	—	15,746
Intercompany receivables	833,592	—	—	—	(833,592)	—
Equity in subsidiaries	28,887	7,509	—	—	(36,396)	—

Total assets	$985,055	$1,805,311	$21,613	$125,086	$(873,144)	$2,063,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12	$—	$—	$—	$—	$12
Accounts payable	2,170	21,591	108	1,340	—	25,209
Accrued expenses and other current liabilities	15,186	49,645	17	2,823	—	67,671

Total current liabilities	17,368	71,236	125	4,163	—	92,892
Long-term debt, less current maturities	450,094	—	—	—	—	450,094
Deferred income taxes	—	—	3,156	—	(3,156)	—
Intercompany payables	—	818,947	3,853	10,792	(833,592)	—
Deferred preneed funeral revenue	—	197,661	—	45,467	—	243,128
Deferred preneed cemetery revenue	—	253,601	333	27,726	—	281,660
Deferred preneed funeral and cemetery receipts held in trust	—	432,976	875	3,734	—	437,585
Perpetual care trusts’ corpus	—	156,720	6,729	3,226	—	166,675
Other long-term liabilities	17,597	4,238	—	124	—	21,959
Negative equity in subsidiaries	130,068	—	—	—	(130,068)	—

Total liabilities	615,127	1,935,379	15,071	95,232	(966,816)	1,693,993

Common stock	92,719	102	324	52	(478)	92,719
Other	277,169	(130,170)	6,218	29,762	94,190	277,169
Accumulated other comprehensive income	40	—	—	40	(40)	40

Total shareholders’ equity	369,928	(130,068)	6,542	29,854	93,672	369,928

Total liabilities and shareholders’ equity	$985,055	$1,805,311	$21,613	$125,086	$(873,144)	$2,063,921

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,593	$4,332	$22	$2,627	$—	$72,574
Marketable securities	—	—	—	55	—	55
Receivables, net of allowances	2,987	51,137	546	4,459	—	59,129
Inventories	300	32,821	361	2,388	—	35,870
Prepaid expenses	1,282	4,618	37	1,380	—	7,317
Deferred income taxes, net	1,395	6,117	55	1,231	—	8,798

Total current assets	71,557	99,025	1,021	12,140	—	183,743
Receivables due beyond one year, net of allowances	—	54,326	404	15,941	—	70,671
Preneed funeral receivables and trust investments	—	358,891	—	9,521	—	368,412
Preneed cemetery receivables and trust investments	—	173,484	1,047	7,610	—	182,141
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	338,793	11,424	25,615	—	375,832
Property and equipment, at cost	49,583	451,147	1,932	38,109	—	540,771
Less accumulated depreciation	30,479	190,822	824	14,118	—	236,243

Net property and equipment	19,104	260,325	1,108	23,991	—	304,528
Deferred income taxes, net	25,853	148,403	—	8,527	(3,268)	179,515
Cemetery perpetual care trust investments	—	162,789	7,137	3,164	—	173,090
Non-current assets held for sale	—	2,873	—	—	—	2,873
Other assets	9,451	5,937	16	1,070	—	16,474
Intercompany receivables	837,282	—	—	—	(837,282)	—
Equity in subsidiaries	28,082	7,374	—	—	(35,456)	—

Total assets	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$—	$—	$—	$—	$20
Accounts payable	2,530	23,237	167	1,718	—	27,652
Accrued expenses and other current liabilities	15,496	54,683	13	2,632	—	72,824

Total current liabilities	18,046	77,920	180	4,350	—	100,496
Long-term debt, less current maturities	450,095	—	—	—	—	450,095
Deferred income taxes	—	—	3,268	—	(3,268)	—
Intercompany payables, net	—	819,691	3,939	13,652	(837,282)	—
Deferred preneed funeral revenue	—	199,867	—	45,315	—	245,182
Deferred preneed cemetery revenue	—	248,098	324	27,413	—	275,835
Deferred preneed funeral and cemetery receipts held in trust	—	470,167	899	4,354	—	475,420
Perpetual care trusts’ corpus	—	161,074	7,132	3,165	—	171,371
Other long-term liabilities	17,114	3,241	—	124	—	20,479
Negative equity in subsidiaries	140,437	—	—	—	(140,437)	—

Total liabilities	625,692	1,980,058	15,742	98,373	(980,987)	1,738,878

Common stock	92,248	102	324	52	(478)	92,248
Other	273,352	(140,539)	6,139	28,904	105,496	273,352
Accumulated other comprehensive income	37	—	—	37	(37)	37

Total shareholders’ equity	365,637	(140,437)	6,463	28,993	104,981	365,637

Total liabilities and shareholders’ equity	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,134)	$7,005	$103	$2,310	$—	$7,284

Cash flows from investing activities:
Proceeds from sale of assets	292	—	—	—	—	292
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,623)	—	—	—	(1,623)
Additions to property and equipment	(1,908)	(2,587)	(5)	(289)	—	(4,789)
Other	—	1	—	—	—	1

Net cash used in investing activities	(1,616)	(4,209)	(5)	(289)	—	(6,119)

Cash flows from financing activities:
Repayments of long-term debt	(9)	—	—	—	—	(9)
Intercompany receivables (payables)	3,690	(744)	(86)	(2,860)	—	—
Issuance of common stock	83	—	—	—	—	83
Dividends	(2,318)	—	—	—	—	(2,318)

Net cash provided by (used in) financing activities	1,446	(744)	(86)	(2,860)	—	(2,244)

Net increase (decrease) in cash	(2,304)	2,052	12	(839)	—	(1,079)
Cash and cash equivalents, beginning of period	65,593	4,332	22	2,627	—	72,574

Cash and cash equivalents, end of period	$63,289	$6,384	$34	$1,788	$—	$71,495

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,343)	$3,005	$369	$3,067	$—	$4,098

Cash flows from investing activities:
Proceeds from sales of marketable securities	4,984	—	—	—	—	4,984
Purchases of marketable securities	(19,758)	—	—	(44)	—	(19,802)
Proceeds from sale of assets	—	338	—	—	—	338
Additions to property and equipment	(1,725)	(4,770)	(267)	(294)	—	(7,056)
Other	—	10	—	—	—	10

Net cash used in investing activities	(16,499)	(4,422)	(267)	(338)	—	(21,526)

Cash flows from financing activities:
Repayments of long-term debt	(77)	—	—	—	—	(77)
Intercompany receivables (payables)	40	3,286	(86)	(3,240)	—	—
Issuance of common stock	1,380	—	—	—	—	1,380
Purchase and retirement of common stock	(22,807)	—	—	—	—	(22,807)
Dividends	(2,403)	—	—	—	—	(2,403)
Excess tax benefits from share-based payment arrangements	165	—	—	—	—	165

Net cash provided by (used in) financing activities	(23,702)	3,286	(86)	(3,240)	—	(23,742)

Net increase (decrease) in cash	(42,544)	1,869	16	(511)	—	(41,170)
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$20,658	$8,554	$52	$1,111	$—	$30,375

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Acquisitions
     During the three months ended January 31, 2009, the Company acquired a new cemetery in its Western division for approximately $1,623. This cemetery acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily deferred revenue of $7,471, cemetery property of $5,661 and inventory of $2,857) were valued at their estimated fair values. Its results of operations, which are considered immaterial, have been included since the acquisition date.
(13) Consolidated Comprehensive Income
     Consolidated comprehensive income for the three months ended January 31, 2009 and 2008 is as follows:

	Three Months Ended January 31,
	2009	2008
Net earnings	$5,716	$8,885
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($2) and ($43), respectively	3	70
Increase in net unrealized losses associated with available-for-sale securities of the trusts	(35,915)	(65,470)
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	35,915	65,470

Total other comprehensive income	3	70

Total comprehensive income	$5,719	$8,955

(14) Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricanes Katrina and Ike. In September 2008, Hurricane Ike struck the Texas Gulf Coast and the Company’s facilities in the area. The Company has submitted its insurance claim related to Hurricane Ike. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. Net expenses of $315 are reflected in the “Hurricane related recoveries (charges), net” line in the condensed consolidated statement of earnings for the three months ended January 31, 2009 compared to net recoveries of $159 for the same period in 2008. Net expenses recorded in fiscal year 2009 primarily relate to the lawsuit the Company filed against its insurance carriers related to its Hurricane Katrina claim which is described below. For additional information on the effects of Hurricanes Katrina and Ike on the Company, see Note 23 in the Company’s 2008
Form 10-K.
     The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. In 2007, the carriers advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous significant policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds. A trial date has been set in federal court for April 2009. With the exception of any legal costs related to this suit, the Company does not anticipate any additional charges related to Hurricane Katrina.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Significant Risks and Uncertainties
     During the first quarter of fiscal year 2009, there have been no material changes to the Company’s significant risks and uncertainties as disclosed in Note 24 to the Company’s 2008 Form 10-K except for the following:
     The Company has initiated discussions with members of its bank group regarding the renewal of its $125,000 revolving credit facility which matures in November 2009. While the Company has nothing drawn as of January 31, 2009, it does have $12,035 in letters of credit and a $28,851 bond it is required to maintain to guarantee its obligations related to funds it withdrew in fiscal year 2001 from trusts in Florida. As of January 31, 2009, the Company has cash and cash equivalents of $71,495. Given current credit market conditions, the Company expects a new revolving credit facility to be more expensive than its existing facility and have tighter covenants, including, potentially, more restrictive conditions on when the Company can pay dividends and repurchase stock. The Company has entered into negotiations regarding structure, commitment levels, pricing and covenant expectations. While the Company expects to renew or replace the current credit facility with acceptable terms, if it is unable to negotiate a facility at acceptable terms, the Company would be required to cover the letters of credit and may be required to cover the Florida bond with existing cash on hand. As of January 31, 2009, the Company had sufficient cash on hand to cover these funding obligations but if current economic conditions do not improve and it is unable to secure a new credit facility, the Company will be required to continue to impose cost and cash savings strategies which, for example, could result in the elimination of the dividend, reduced capital expenditures and other cash savings initiatives.
(16) Subsequent Events
     On March 3, 2009, the Company announced changes in its organizational structure, including the elimination of the positions of Eastern and Western division presidents. G. Kenneth Stephens, Jr., formerly Executive Vice President and President of the Western division, will take on the role of Senior Vice President of Sales. Brent F. Heffron, formerly Executive Vice President and President of the Eastern division, will retire from the Company effective April 30, 2009.
     As of February 28, 2009, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts declined approximately 8 percent from January 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A and Risk Factors contained in our Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”), and in conjunction with our consolidated financial statements included in this report and in our 2008 Form 10-K.
     This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors in our 2008 Form 10-K. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of January 31, 2009, we owned and operated 220 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2008 Form 10-K.
Financial Summary
     Continued weakness in the economy and equity markets adversely impacted our financial results for the quarter. For the first quarter of fiscal year 2009, net earnings decreased $3.2 million to $5.7 million from $8.9 million for the first quarter of fiscal year 2008. Revenue decreased $10.9 million to $119.3 million for the quarter ended January 31, 2009. Funeral revenue decreased $1.7 million from $73.4 million in the first quarter of 2008 to $71.7 million in the first quarter of 2009. During the first quarter of 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 5.5 percent and an increase in average revenue per cremation service of 8.9 percent due primarily to the continued refinement of new funeral packages and pricing. These increases were partially offset by a quarter-over-quarter decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 6.0 percent. The increases in same-store average revenue were offset by a 6.3 percent decrease in same-store funeral services performed. We experienced a $0.4 million decrease in funeral trust earnings recognized on the delivery of preneed services and merchandise and a $0.5 million decrease in funeral trust management fees primarily due to the decrease in the fair market value of our trust assets managed. Cemetery revenue decreased $9.2 million from $56.8 million for the quarter ended January 31, 2008 to $47.6 million for the quarter ended January 31, 2009. This decrease is due primarily to a $7.2 million, or 27.9 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $0.9 million decrease in cemetery perpetual care trust earnings and a $0.3 million decrease in cemetery trust management fees primarily due to the decrease in the fair market value of our trust assets managed. Consolidated gross profit decreased $3.9 million to $23.1 million primarily due to a $4.2 million decrease in cemetery gross profit, partially offset by a $0.3 million increase in funeral gross profit.
     Corporate general and administrative expenses decreased $0.7 million to $7.5 million for the first quarter of 2009 primarily due to a decrease in professional fees and a reduction in compensation, partially offset by an increase in information technology costs. Investment and other income, net decreased $0.7 million to $0.1 million due primarily to a decrease in the average rate earned on our cash balances. Our weighted average diluted shares outstanding decreased to 91.9 million shares for the first quarter of 2009 compared to 97.0 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     Current economic conditions have continued to negatively impact our ability to close preneed sales. For the first quarter of 2009, preneed cemetery property sales, net of discounts, declined 27.9 percent compared to the same period of last year, which decreased our cemetery revenue as described above. In addition, net preneed funeral sales decreased 14.5 percent for the first quarter of 2009 compared to the same period of last year, which does not impact current revenue, but reduces our backlog and could reduce our future revenues.
     In the second quarter of fiscal year 2009, in order to further implement our Best in Class initiative, we changed our organizational structure in order to produce stronger results and improve lines of communication by eliminating a layer of management, realigning one of our executives to focus on sales and realigning another one of our executives to focus on new revenue opportunities. All of the organizational changes are expected to result in approximately $1 million of annual savings.
     As of January 31, 2009 and October 31, 2008, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $278.4 million and $253.6 million, respectively, lower than our cost basis. We review our investment portfolio quarterly, and as part of that review during the quarter ended January 31, 2009, we determined that we no longer had the intent to hold certain securities until they recovered their value. In addition, there were certain securities that we deemed were practically worthless as of October 31, 2008 that further declined in value during the quarter. As a result, for the first quarter of 2009, we realized additional losses of $11.5 million in our funeral and cemetery merchandise trusts which we allocated to the underlying contracts.
     The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of January 31, 2009 and October 31, 2008, we had $227.9 million and $240.9 million in earnings that have been realized and allocated to contracts that will be recognized when the underlying contracts are performed.
     In our cemetery perpetual care trusts, as of January 31, 2009 and October 31, 2008, the fair market value of our investments was $92.2 million and $81.0 million, respectively, lower than our cost basis. In addition, as part of our quarterly investment portfolio review, we realized losses of $0.1 million in our cemetery perpetual care trusts, which resulted in the recording of an additional funding obligation of $0.1 million included in cemetery costs in the statement of earnings for the quarter ended January 31, 2009. See Note 5 to the condensed consolidated financial statements for further information on the estimated probable funding obligation.
     The sectors in which our trust investment portfolio is invested in have not changed materially from that disclosed in our 2008 Form 10-K.
     We anticipate that a sustained decline in the value of our trust investments could have several negative impacts on our Company in the future. Unless the market values of our trusts increase substantially, we expect to report lower earnings from our trusts which will reduce future revenue. In addition, our trust management fees are based on the fair market value of the assets managed; therefore, we expect to report lower trust management fees. In fiscal year 2008, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and trust management fees comprised 7 percent of our revenue and 36 percent of our gross profit. In our 2008 Form 10-K, we disclosed that based on then current market conditions and then current realized losses, we believed the decrease in revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care trust earnings and trust management fees for fiscal year 2009 could be as much as $10 million, or approximately 2 percent, of fiscal year 2008 revenue and approximately 10 percent of fiscal year 2008 gross profit. During the first quarter of fiscal 2009, we realized a $2.2 million decrease in earnings related to trust activities, of which $0.9 million related to the funeral segment and $1.3 million related to the cemetery segment. This decrease is consistent with our previously announced expectations of a reduction in revenue of approximately $10 million on an annual basis, and we continue to believe that an approximate $10 million decline in revenue related to trust activities can be expected based on current market conditions and current realized losses. If market conditions further deteriorate and our investment portfolio experiences additional realized losses or we conclude we are no longer able, or intend to hold our investment until they recover in value, it is likely the decrease in revenue and gross profit could be significantly higher. Approximately two-thirds of our funeral revenue and nearly 80 percent of our cemetery revenue, or approximately 70 percent of our consolidated revenue, is not impacted by declines in the value of our trust investments.
     In addition, each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. When we review our backlog for potential loss contracts, we consider the impact of the market value of our trust assets. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include anticipated future returns on the investments in our analysis. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts in our backlog. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, there is currently capacity for additional market depreciation before a contract loss would result.
     For additional information regarding our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts, see Notes 3, 4, and 5 to the condensed consolidated financial statements included herein. The increase in these losses is primarily a result of the declines in the equity markets since the end of our fiscal year.
     The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and
	Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the quarter ended January 31, 2009	(6.8)%	(5.2)%
For the last three years ended January 31, 2009	(8.3)%	(7.0)%
For the last five years ended January 31, 2009	(3.2)%	(2.8)%
     Cash flow provided by operating activities for the first quarter of 2009 was $7.3 million compared to $4.1 million for the same period of last year. The increase in operating cash flow is primarily due to a decrease in net tax payments in the current year. We paid $3.3 million in net tax payments in the first quarter of 2008 compared to $0.9 million in net tax payments in the first quarter of 2009.
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2008 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2008 Form 10-K.
Results of Operations
     The following discussion segregates the financial results into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2009 and 2008, results essentially reflect those of same-store locations.

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008
Funeral Operations

	Three Months Ended January 31,
			Increase
	2009	2008	(Decrease)
		(In millions)
Funeral Revenue:
Eastern Division	$30.1	$30.5	$(.4)
Western Division	38.0	38.4	(.4)
Corporate Trust Management (1)	3.6	4.5	(.9)

Total Funeral Revenue	$71.7	$73.4	$(1.7)

Funeral Costs:
Eastern Division	$24.2	$25.1	$(.9)
Western Division	29.0	30.1	(1.1)
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$53.4	$55.4	$(2.0)

Funeral Gross Profit:
Eastern Division	$5.9	$5.4	$.5
Western Division	9.0	8.3	.7
Corporate Trust Management (1)	3.4	4.3	(.9)

Total Funeral Gross Profit	$18.3	$18.0	$.3

     Same-Store Analysis

	Change in Average
	Revenue Per		Change in Same-Store	Same-Store
	Funeral Service		Funeral Services	Cremation Rate
				2009	2008
Eastern Division	6.0%		(3.6)%	36.6%	36.3%
Western Division	7.3%		(8.3)%	43.0%	43.3%
Total	6.0	% (1)	(6.3)%	40.3%	40.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2009 and 2008 were $0.9 million and $1.4 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented, but not in the Eastern or Western divisions’ average revenue per funeral service. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended January 31, 2009 and 2008 were $2.7 million and $3.1 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue decreased $1.7 million, or 2.3 percent, from $73.4 million in the first quarter of 2008 to $71.7 million in the first quarter of 2009. During the first quarter of 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 5.5 percent and an increase in average revenue per cremation service of 8.9 percent due primarily to the continued refinement of new funeral packages and pricing. These increases were partially offset by a quarter-over-quarter decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 6.0 percent. The cremation rate for our same-store operations remained flat quarter-over-quarter at 40.3 percent. During the first quarter of 2009, our same-store funeral services performed decreased 6.3 percent, or 978 events, to 14,514 events. We also experienced a $0.4 million decrease in trust earnings recognized on the delivery of preneed services and merchandise and a $0.5 million decrease in trust management fees primarily due to the decrease in the fair market value of our trust assets managed.
     Funeral gross profit increased $0.3 million to $18.3 million for the first quarter of 2009 compared to $18.0 million for the same period of 2008, primarily due to a $2.0 million decrease in expenses, partially offset by the decrease in revenue, noted above. The decrease in expenses is primarily due to a decrease in merchandise costs resulting from decreased volume and a decrease in salaries and wages due to effective labor management.
Segment Discussion—Funeral
     Funeral revenue in the Eastern division funeral segment decreased $0.4 million primarily due to a decrease in the number of funeral services performed by our same-store operations of 3.6 percent, partially offset by an increase in the average revenue per funeral service in our same-store operations of 6.0 percent. Funeral revenue in the Western division funeral segment decreased $0.4 million primarily due to a decrease in the number of funeral services performed by our same-store operations of 8.3 percent, partially offset by an increase in the average revenue per funeral service in our same-store operations of 7.3 percent. Funeral revenue in the corporate trust management segment decreased $0.9 million due to a $0.4 million decrease in funeral trust earnings and a $0.5 million decline in trust management fees.
     Funeral gross profit for the Eastern division funeral segment increased $0.5 million primarily due to a $0.9 million decrease in expenses, partially offset by the decrease in revenue, as discussed above. The decrease in expenses is primarily due to a decrease in merchandise costs due to decreased volume and a decrease in salaries and wages due to effective labor management. Funeral gross profit for the Western division funeral segment increased $0.7 million due to a $1.1 million decrease in expenses, partially offset by a decrease in revenue, as discussed above. The decrease in expenses is primarily due to a decrease in merchandise costs due to decreased volume. As demonstrated in the table above, the same-store cremation rate increased for the Eastern division and decreased for the Western division.
Cemetery Operations

	Three Months Ended January 31,
	2009	2008	Decrease
		(In millions)
Cemetery Revenue:
Eastern Division	$26.1	$32.2	$(6.1)
Western Division	19.6	22.3	(2.7)
Corporate Trust Management (1)	1.9	2.3	(.4)

Total Cemetery Revenue	$47.6	$56.8	$(9.2)

Cemetery Costs:
Eastern Division	$25.2	$28.9	$(3.7)
Western Division	17.3	18.6	(1.3)
Corporate Trust Management (1)	.3	.3	—

Total Cemetery Costs	$42.8	$47.8	$(5.0)

Cemetery Gross Profit:
Eastern Division	$.9	$3.3	$(2.4)
Western Division	2.3	3.7	(1.4)
Corporate Trust Management (1)	1.6	2.0	(.4)

Total Cemetery Gross Profit	$4.8	$9.0	$(4.2)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2009 and 2008 were $1.0 million and $1.3 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended January 31, 2009 and 2008 were $0.9 million and $1.0 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the related geographic segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
Consolidated Operations—Cemetery
     Cemetery revenue decreased $9.2 million from $56.8 million for the quarter ended January 31, 2008 to $47.6 million for the quarter ended January 31, 2009. This decrease is primarily due to a $7.2 million, or 27.9 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $0.9 million decrease in cemetery perpetual care trust earnings and a $0.3 million decrease in trust management fees primarily due to the decrease in the fair market value of our trust assets managed.
     Cemetery gross profit decreased $4.2 million to $4.8 million for the first quarter of 2009 compared to $9.0 million for the same period of 2008. The decrease in gross profit is primarily due to the decrease in cemetery revenue, as discussed above, partially offset by a $5.0 million decrease in expenses. The decrease in cemetery expenses is primarily due to a decrease in property and selling costs resulting from the decline in cemetery property sales.
Segment Discussion—Cemetery
     Cemetery revenue in the Eastern division cemetery segment decreased $6.1 million primarily due to a $4.8 million, or 29.5 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, and a $0.8 million decline in cemetery perpetual care trust earnings. Cemetery revenue in the Western division cemetery segment decreased $2.7 million primarily due to a $2.4 million, or 25.1 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions. Cemetery revenue in the corporate trust management segment decreased $0.4 million due to a $0.3 million decline in trust management fees and a $0.1 million decline in cemetery trust earnings.
     Cemetery gross profit for the Eastern division cemetery segment decreased $2.4 million primarily due to the decrease in revenue, as discussed above, partially offset by a $3.7 million decrease in expenses. Cemetery gross profit for the Western division cemetery segment decreased $1.4 million primarily due to the decrease in revenue, as discussed above, partially offset by a $1.3 million decrease in expenses. The decrease in expenses for both the Eastern and Western division is primarily due to a decrease in property and selling costs resulting from the decline in cemetery property sales.
     Goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. For further discussion of assumptions and methodologies employed, see Note 2(g) to our 2008 Form 10-K. In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may be greater than its fair value. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.

     While the current economic downturn has negatively impacted cemetery property sales in our Western division in the quarter ended January 31, 2009, a triggering event requiring an impairment assessment did not occur. Our annual impairment test included projected performance for the Western division. With only three months elapsing since that evaluation, we do not believe there has been a fundamental change in our projected future results for this division. However, if economic conditions and current performance in the Western division do not improve, a triggering event could occur in the future, and we therefore may be required to perform an interim goodwill impairment test, and an impairment charge could result. As of January 31, 2009, we have $48.7 million of cemetery goodwill recorded related to the Western division cemetery reporting unit which would be the maximum potential charge, although the amount of any charge would depend on the results of the fair value assessment required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and cannot be predicted with any certainty at this time. All other cemetery goodwill was previously impaired.
     Other
     Corporate general and administrative expenses decreased $0.7 million to $7.5 million for the first quarter of 2009 primarily due to a decrease in professional fees and a reduction in compensation, partially offset by an increase in information technology costs.
     The effective tax rate for the three months ended January 31, 2009 was 40.4 percent compared to 37.5 percent for the same period in 2008. The change in the 2009 tax rate from the 2008 tax rate was primarily due to a $0.3 million tax expense attributable to an increase in the valuation allowance on our capital loss carryforward.
     We incurred $0.3 million in hurricane related charges in the first quarter of fiscal 2009 primarily due to litigation costs associated with our Hurricane Katrina insurance claim, compared to a $0.1 million hurricane related recovery during the first quarter of fiscal 2008 related to Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 14 to the condensed consolidated financial statements.
     Investment and other income, net decreased $0.7 million to $0.1 million due primarily to a decrease in the average rate earned on our cash balances from 3.56 percent in the first quarter of 2008 to 0.22 percent in the first quarter of 2009.
     Our weighted average diluted shares outstanding decreased to 91.9 million shares for the first quarter of 2009 compared to 97.0 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     Prepaid expenses increased $5.1 million from October 31, 2008 to January 31, 2009 primarily due to annual premiums paid in the first quarter of fiscal year 2009 for property, general liability and other insurance. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all impacted by the recent decline in the market value of our trust assets due to a broad based decline in the overall financial markets. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accrued payroll decreased $2.1 million from October 31, 2008 to January 31, 2009 due primarily to fiscal year 2008 annual bonuses paid in the first quarter of 2009. Other current liabilities decreased $4.9 million from October 31, 2008 to January 31, 2009 primarily due to a $2.7 million decrease in accrued property taxes, as 80 percent of our property taxes are paid in the months of December and January each year, and a $1.1 million decline in accrued Hurricane Ike related expenses which were paid in the first quarter of 2009. The estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts decreased $1.1 million primarily due to the Company funding certain of these cemetery perpetual care trusts in the first quarter of fiscal year 2009.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 14.5 percent during the first quarter of 2009 compared to the corresponding period in 2008 due to current economic conditions.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $35.7 million in gross preneed funeral and cemetery merchandise and services sales (including $16.3 million related to insurance-funded preneed funeral contracts) during the first quarter of 2009 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $38.9 million (including $16.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheet.
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
     As described in the “Overview—Recent Events” section of MD&A in our 2008 Form 10-K, during our 2008 fiscal year and particularly during our fourth fiscal quarter of 2008, the United States and global economies experienced substantial declines. The anticipated future effect of these events on our cash flow is described in that section and in Item 1A. “Risk Factors” in our 2008 Form 10-K.
     We have initiated discussions with members of our bank group regarding the renewal of the $125.0 million revolving credit facility which matures in November 2009. While we have nothing drawn as of January 31, 2009, we do have $12.0 million in letters of credit and a $28.9 million bond we are required to maintain to guarantee our obligations related to funds we withdrew in fiscal year 2001 from trusts in Florida. As of January 31, 2009, we had cash and cash equivalents of $71.5 million. Given current credit market conditions, we expect a new revolving credit facility to be more expensive than our existing facility and have tighter covenants, including, potentially, more restrictive conditions on when we can pay dividends and repurchase stock. We have entered into negotiations regarding structure, commitment levels, pricing and covenant expectations. While we expect to renew or replace the current credit facility with acceptable terms, if we are unable to negotiate a facility at acceptable terms, we would be required to cover the letters of credit and may be required to cover the Florida bond with existing cash on hand. As of January 31, 2009, we had sufficient cash on hand to cover these funding obligations but if current economic conditions do not improve and we are unable to secure a new credit facility, we will be required to continue to impose cost and cash savings strategies which, for example, could result in the elimination of the dividend, reduced capital expenditures and other cash savings initiatives. Our availability under the revolving credit facility, after giving consideration to the aforementioned outstanding letters of credit and bond, was $84.1 million as of January 31, 2009. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture. We also have $250.0 million in senior convertible notes, half of which mature in 2014 and the other half of which mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
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

     We currently pay quarterly cash dividends of two and one-half cents per share on our Class A and B common stock, which amounted to $2.3 million for three months ended January 31, 2009. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.6 million remains available as of January 31, 2009. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
Cash Flow
     Our operations provided cash of $7.3 million for the three months ended January 31, 2009, compared to $4.1 million for the corresponding period in 2008. The increase is primarily due to a decrease in net tax payments in the current year. We paid $3.3 million in net tax payments in the first quarter of 2008 compared to $0.9 million in net tax payments in the first quarter of 2009.
     Our investing activities resulted in a net cash outflow of $6.1 million for the three months ended January 31, 2009, compared to a net cash outflow of $21.5 million for the comparable period in 2008. The change is primarily due to net purchases of marketable securities of $14.8 million in the first quarter of 2008 compared to none in the first quarter of 2009. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million. For the three months ended January 31, 2009, capital expenditures amounted to $4.8 million, which included $3.1 million for maintenance capital expenditures, $0.4 million for growth initiatives and $1.3 million related to the implementation of new business systems. For the three months ended January 31, 2008, capital expenditures were $7.1 million, which included $3.2 million for maintenance capital expenditures, $0.3 million for growth initiatives, $2.2 million related to Hurricane Katrina and $1.4 million related to the implementation of new business systems.
     Our financing activities resulted in a net cash outflow of $2.2 million for the three months ended January 31, 2009, compared to a net cash outflow of $23.7 million for the comparable period in 2008. This change is due to $22.8 million in stock repurchases made under our current stock repurchase plan in the first quarter of 2008. There were no stock repurchases during first quarter of 2009.
Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2009.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$450.1	$—	$—	$200.0	$250.1
Interest on long-term debt (2)	109.4	20.6	41.3	35.0	12.5
Operating and capital lease obligations (3)	29.4	3.4	6.0	3.5	16.5
Non-competition and other agreements (4)	.9	.4	.5	—	—

	$589.8	$24.4	$47.8	$238.5	$279.1

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2009.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 14 years, except for seven leases that expire between 2032 and 2039. Our future minimum lease payments as of January 31, 2009 are $3.4 million, $3.5 million, $2.5 million, $2.0 million, $1.5 million and $16.5 million for the years ending October 31, 2009, 2010, 2011, 2012, 2013 and later years, respectively.

(4)	We have entered into non-competition agreements with prior owners and key employees of acquired subsidiaries that expire at various times through 2012. During fiscal year 2001, we decided to relieve some of the prior owners and key employees of their obligations not to compete; however, we will continue to make the payments in accordance with the contract terms. This category also includes separation pay related to former executive officers.
     The following table details our known potential or possible future cash payments related to various contingent obligations (in millions) as of January 31, 2009.

	Expiration by Period
		Less than 1			More than
Contingent Obligations	Total	year	1 – 3 years	3 – 5 years	5 years
Cemetery perpetual care trust funding obligations (1)	$12.2	$12.2	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	5.1	—	—	—	5.1

	$17.3	$12.2	$—	$—	$5.1

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.2 million as of January 31, 2009. As of January 31, 2009, we had unrealized losses of $72.3 million in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible that additional funding obligations may exist with an estimated range of up to approximately $1.2 million.

(2)	We adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on November 1, 2007. In accordance with the provisions of FIN 48, as of January 31, 2009, we have recorded $5.1 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
     As of January 31, 2009, our outstanding debt balance was $450.1 million, consisting of $250.0 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2009.

Other,
Principally
Seller
	Revolving	Senior		Financing
	Credit	Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2009	$—	$—	$—	$—	$—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
Thereafter	—	250.0	—	.1	250.1

Total long-term debt	$—	$250.0	$200.0	$.1	$450.1

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of January 31, 2009 consist of the following items:

(1)	the $28.9 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2008 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2008 Form 10-K.
Recent Accounting Standards
     See Note 2 to the condensed consolidated financial statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on December 18, 2008. There have been no material changes in the Company’s market risk from that disclosed in our Form 10-K for the fiscal year ended October 31, 2008. For a discussion of fair market value as of January 31, 2009 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.
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
Changes in Internal Control over Financial Reporting
     As of November 1, 2008, the Company began the implementation of Hanlon Management Information Systems (“HMIS”), which is an integrated software system targeted specifically to the death care industry in areas such as customer data, billing information, products and services sold and/or delivered, collections, accounts receivables and property inventory. As of January 31, 2009, the implementation was complete on regions covering less than 10 percent of consolidated revenue and gross profit. The Company expects the implementation to be completed in all of its regions by the end of fiscal year 2009. In connection with this implementation, the Company expects to improve its internal controls over financial reporting by increasing its reliance on automated controls. During the first quarter of 2009, the Company supplemented its automated internal controls with additional manual and detective controls as it implemented the new system.
     With the exception of the HMIS implementation described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended January 31, 2009, there were no stock repurchases under our current $75.0 million stock repurchase program. As of January 31, 2009, there is $26.6 million remaining available under this program.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Amended and Restated Credit Agreement dated November 19, 2004 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 23, 2004)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008

10.2	Amended and Restated Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan

10.3	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
March 11, 2009	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

March 11, 2009	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
10.1	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008

10.2	Amended and Restated Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan

10.3	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer