Form 10-Q
period 2009-04-30
STEWART ENTERPRISES INC
filed 2009-06-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 29, 2009, was 89,113,119 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2009	2008
Revenues:
Funeral	$71,240	$76,855
Cemetery	55,378	59,964

	126,618	136,819

Costs and expenses:
Funeral	52,715	54,289
Cemetery	48,308	46,896

	101,023	101,185

Gross profit	25,595	35,634
Corporate general and administrative expenses	(7,006)	(7,803)
Hurricane related charges, net	(205)	(169)
Separation charges	(275)	—
Gains on dispositions and impairment (losses), net	(35)	(19)
Other operating income, net	304	104

Operating earnings	18,378	27,747
Interest expense	(5,879)	(6,093)
Gain on early extinguishment of debt	8,671	—
Investment and other income, net	32	357

Earnings before income taxes	21,202	22,011
Income taxes	8,000	8,071

Net earnings	$13,202	$13,940

Net earnings per common share:
Basic	$.14	$.15

Diluted	$.14	$.15

Weighted average common shares outstanding (in thousands):
Basic	91,888	94,525

Diluted	91,921	94,635

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2009	2008
Revenues:
Funeral	$142,990	$150,304
Cemetery	102,958	116,788

	245,948	267,092

Costs and expenses:
Funeral	106,210	109,736
Cemetery	91,060	94,652

	197,270	204,388

Gross profit	48,678	62,704
Corporate general and administrative expenses	(14,512)	(16,038)
Hurricane related charges, net	(520)	(10)
Separation charges	(275)	—
Gains on dispositions and impairment (losses), net	(98)	128
Other operating income, net	563	346

Operating earnings	33,836	47,130
Interest expense	(11,789)	(11,981)
Gain on early extinguishment of debt	8,671	—
Investment and other income, net	73	1,077

Earnings before income taxes	30,791	36,226
Income taxes	11,873	13,401

Net earnings	$18,918	$22,825

Net earnings per common share:
Basic	$.21	$.24

Diluted	$.21	$.24

Weighted average common shares outstanding (in thousands):
Basic	91,856	95,667

Diluted	91,871	95,838

Dividends declared per common share	$.05	$.05

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30, 2009	October 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$71,783	$72,574
Marketable securities	150	55
Receivables, net of allowances	54,956	59,129
Inventories	36,517	35,870
Prepaid expenses	10,232	7,317
Deferred income taxes, net	8,942	8,798

Total current assets	182,580	183,743
Receivables due beyond one year, net of allowances	65,787	70,671
Preneed funeral receivables and trust investments	344,005	368,412
Preneed cemetery receivables and trust investments	174,322	182,141
Goodwill	247,236	247,236
Cemetery property, at cost	384,121	375,832
Property and equipment, at cost:
Land	42,343	42,343
Buildings	324,202	319,839
Equipment and other	183,140	178,589

	549,685	540,771
Less accumulated depreciation	248,567	236,243

Net property and equipment	301,118	304,528
Deferred income taxes, net	174,107	179,515
Cemetery perpetual care trust investments	172,544	173,090
Non-current assets held for sale	2,873	2,873
Other assets	14,653	16,474

Total assets	$2,063,346	$2,104,515

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30, 2009	October 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$4	$20
Accounts payable	23,705	27,652
Accrued payroll and other benefits	12,078	14,133
Accrued insurance	20,410	21,287
Accrued interest	5,032	5,864
Estimated obligation to fund cemetery perpetual care trust	14,725	13,281
Other current liabilities	12,179	16,198
Income taxes payable	5,044	2,061

Total current liabilities	93,177	100,496
Long-term debt, less current maturities	427,447	450,095
Deferred preneed funeral revenue	244,440	245,182
Deferred preneed cemetery revenue	275,711	275,835
Deferred preneed funeral and cemetery receipts held in trust	448,222	475,420
Perpetual care trusts’ corpus	171,129	171,371
Other long-term liabilities	22,397	20,479

Total liabilities	1,682,523	1,738,878

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,121,557 and 88,693,127 shares at April 30, 2009 and October 31, 2008, respectively	89,122	88,693
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2009 and October 31, 2008; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	532,744	536,902
Accumulated deficit	(244,632)	(263,550)
Accumulated other comprehensive income:
Unrealized appreciation of investments	34	37

Total accumulated other comprehensive income	34	37

Total shareholders’ equity	380,823	365,637

Total liabilities and shareholders’ equity	$2,063,346	$2,104,515

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2008	$92,248	$536,902	$(263,550)	$37	$365,637

Comprehensive income (loss):
Net earnings	—	—	18,918	—	18,918

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $2	—	—	—	(3)	(3)

Total other comprehensive loss	—	—	—	(3)	(3)

Total comprehensive income (loss)	—	—	18,918	(3)	18,915

Restricted stock activity	281	13	—	—	294
Issuance of common stock	148	306	—	—	454
Stock option expense	—	609	—	—	609
Tax benefit associated with stock activity	—	(88)	—	—	(88)
Retirement of call options, net of tax expense of $441	—	820	—	—	820
Retirement of common stock warrants	—	(1,182)	—	—	(1,182)
Dividends ($.05 per share)	—	(4,636)	—	—	(4,636)

Balance April 30, 2009	$92,677	$532,744	$(244,632)	$34	$380,823

(1)	Amount includes 89,122 and 88,693 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2009 and October 31, 2008, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$18,918	$22,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	98	(128)
Gain on early extinguishment of debt	(8,671)	—
Depreciation and amortization	14,806	13,985
Provision for doubtful accounts	4,344	3,638
Share-based compensation	1,259	1,851
Excess tax benefits from share-based payment arrangements	—	(165)
Provision for deferred income taxes	4,764	2,594
Estimated obligation to fund cemetery perpetual care trust	3,200	—
Other	157	217
Changes in assets and liabilities:
(Increase) decrease in receivables	5,175	(5,706)
Increase in prepaid expenses	(2,915)	(3,933)
Decrease in inventories and cemetery property	(515)	(4,368)
Decrease in accounts payable and accrued expenses	(10,382)	(1,644)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	15,895	6,654
Decrease in deferred preneed funeral revenue	(743)	(5,070)
Decrease in deferred preneed funeral receipts held in trust	(14,018)	(4,814)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	7,584	3,101
Decrease in deferred preneed cemetery revenue	(7,595)	(244)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(4,433)	453
Increase (decrease) in other	2,156	(849)

Net cash provided by operating activities	29,084	28,397

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	10,219
Purchases of marketable securities	(99)	(19,897)
Proceeds from sale of assets	494	338
Purchase of subsidiaries and other investments, net of cash acquired	(1,623)	(1,378)
Additions to property and equipment	(10,729)	(13,385)
Other	28	21

Net cash used in investing activities	(11,929)	(24,082)

Cash flows from financing activities:
Repayments of long-term debt	(13,538)	(150)
Issuance of common stock	149	1,458
Retirement of call options	1,261	—
Purchase and retirement of common stock	—	(37,320)
Retirement of common stock warrants	(1,182)	—
Dividends	(4,636)	(4,761)
Excess tax benefits from share-based payment arrangements	—	165

Net cash used in financing activities	(17,946)	(40,608)

Net decrease in cash	(791)	(36,293)
Cash and cash equivalents, beginning of period	72,574	71,545

Cash and cash equivalents, end of period	$71,783	$35,252

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$3,374	$10,697
Interest	$11,798	$11,437

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$305	$922
Issuance of restricted stock, net of forfeitures	$52	$236
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation
(a)	The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2009, the Company owned and operated 219 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. As discussed in Note 9, effective for the second quarter of fiscal year 2009, the Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
(b)	Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)	Interim Disclosures
     The information as of April 30, 2009, and for the three and six months ended April 30, 2009 and 2008, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”).
     The October 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2008 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2008 Form 10-K.
     The results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2009.
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
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2008 Form 10-K. Net earnings for the three months ended April 30, 2009 and 2008 include $285 and $473, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. Net earnings for the six months ended April 30, 2009 and 2008 include $609 and $950, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of April 30, 2009, there was $1,849 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.42 years of which $1,130 of total stock option expense is expected for fiscal year 2009. The expense related to restricted stock is reflected in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
earnings and amounted to $172 and $180 for the three months ended April 30, 2009 and 2008, respectively, and $345 and $370 for the six months ended April 30, 2009 and 2008, respectively.
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
     The table below presents all stock options and restricted stock granted to employees during the six months ended April 30, 2009:

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
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended April 30, 2009: expected dividend yield of 3.6 percent; expected volatility of 38.5 percent; risk-free interest rate of 1.6 percent; and an expected term of 4.8 years. In the first quarter of 2009, the Company granted 297,000 shares of restricted stock with market conditions based on reaching certain target stock prices in the years 2009, 2010 and 2011. The Company records the expense over the requisite service period.
(f)	Goodwill
     The Company’s evaluation of the goodwill of its operations previously consisted of 13 reporting units as described in the Company’s 2008 Form 10-K. As discussed in Note 9, in the second quarter of 2009, the Company eliminated its two geographical divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure, which resulted in a change to the Company’s operating and reportable segments from five to three segments. In conjunction with the reorganization, the Company has reviewed its reporting units for its evaluation of goodwill and has reduced the number of reporting units from 13 to seven reporting units.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1)	Basis of Presentation—(Continued)
(g)	Reclassifications
     Certain reclassifications have been made to the 2008 condensed consolidated statement of cash flows in order for these periods to be comparable. These reclassifications had no effect on net earnings or operating cash flows.
     During the Company’s review of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”),” the Company determined that balances historically designated as “non-controlling interest in funeral and cemetery trusts” and “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet do not meet the criteria for noncontrolling interests as prescribed by SFAS No. 160. SFAS No. 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a noncontrolling interest in the consolidated financial statements. The interest related to the Company’s funeral and cemetery merchandise and services trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from the Company’s cemetery perpetual care trusts are used to support the maintenance of its cemeteries and the Company cannot access the corpus, the Company believes the interest in these trusts also retains the characteristics of a liability.
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
Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related accounting pronouncements that address leasing transactions. FSP FAS 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP FAS 157-2, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities that are measured on a recurring basis at fair value, effective November 1, 2008. These financial assets include the investments of the Company’s preneed funeral merchandise and services trusts, preneed cemetery merchandise and services trusts and cemetery perpetual care trusts. For additional disclosures required by SFAS No. 157 for these assets, see Notes 3 through 5 to the Company’s condensed consolidated financial statements. The provisions of SFAS No. 157 have not been applied to the Company’s non-financial assets and liabilities. The major categories of assets and liabilities that are subject to non-recurring fair value measurement for which the provisions of SFAS No. 157 have not yet been applied are as follows: reporting units measured at fair value in the goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets” and non-financial assets and liabilities initially measured at fair value in a business combination under SFAS No. 141, “Business Combinations.”
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company does not expect this statement to have any impact on its consolidated financial statements. However, as described in Note 1(g), in light of the Company’s review of SFAS No. 160, certain balances in the condensed consolidated balance sheets were renamed and a line item historically classified outside of liabilities was moved to be included in total liabilities.
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
     In June 2008, FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP No. EITF 03-6-1”) was issued. FSP No. EITF 03- 6-1 states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. The Company is evaluating the impact the adoption of FSP No. EITF 03-6-1 will have on its consolidated financial statements.
     In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2)	New Accounting Principles—(Continued)
in an environment where the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price. This FSP is effective for interim reporting periods ending after June 15, 2009, which corresponds to the Company’s third quarter of fiscal year 2009. The Company is evaluating the impact the adoption of FSP FAS 157-4 will have on its consolidated financial statements.
     In April 2009, FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) was issued. FSP FAS 107-1 and APB 28-1 require companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, which corresponds to the Company’s third quarter of fiscal year 2009. The Company is evaluating the impact the adoption of FSP FAS 107-1 and APB 28-1 will have on its consolidated financial statements.
     In April 2009, FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”) was issued. FSP FAS 115-2 and 124-2 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, which corresponds to the Company’s third quarter of fiscal year 2009. The Company is evaluating the impact the adoption of FSP FAS 115-2 and 124-2 will have on its consolidated financial statements.
     In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim or annual reporting periods ending after June 15, 2009, which corresponds to the Company’s third quarter of fiscal year 2009.
(3)	Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care, the activity of which is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2009 and October 31, 2008 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)

	April 30,	October 31,
	2009	2008
Trust assets	$313,749	$336,782
Receivables from customers	42,279	44,796

	356,028	381,578
Allowance for cancellations	(12,023)	(13,166)

Preneed funeral receivables and trust investments	$344,005	$368,412

     The cost and market values associated with preneed funeral merchandise and services trust assets as of April 30, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the funeral merchandise and services trust assets below reflects realized losses of approximately $100 during the quarter ended April 30, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

	April 30, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$36,598	$—	$—	$36,598
U.S. Government, agencies and municipalities	9,184	327	(1)	9,510
Corporate bonds	55,575	789	(7,416)	48,948
Preferred stocks	63,191	8	(21,593)	41,606
Common stocks	265,975	693	(130,410)	136,258
Mutual funds	35,150	8	(12,181)	22,977
Insurance contracts and other long-term investments	19,332	105	(2,614)	16,823

Trust investments	$485,005	$1,930	$(174,215)	312,720

Market value as a percentage of cost					64.5%

Accrued investment income				1,029

Trust assets				$313,749

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2009
Due in one year or less	$7,131
Due in one to five years	29,305
Due in five to ten years	21,993
Thereafter	29

$58,458

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
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

April 30, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value

Trust investments	$204,057	$100,064	$8,599	$312,720
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$11,299
Total unrealized losses included in other comprehensive income (1)	(2,554)
Purchases, sales, contributions, and distributions, net	(146)

Fair market value, April 30, 2009	$8,599

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2009		2008	2009		2008
Purchases	$937		$2,470	$1,578		$8,856
Sales	4,512		3,154	9,128		12,774
Realized gains from sales of investments	484		545	992		1,438
Realized losses from sales of investments and other	(392	) (1)	(98)	(8,893	) (2)	(311)
Deposits	6,655		7,589	13,013		15,982
Withdrawals	10,386		12,209	21,438		24,137

(1)	Includes $292 in losses from the sale of investments and $100 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the quarter ended April 30, 2009 it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3)	Preneed Funeral Activities—(Continued)

(2)	Includes $487 in losses from the sale of investments and $8,406 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the six months ended April 30, 2009 it did not have the intent to hold until they recover in value.
     Cash flows from preneed funeral contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(4)	Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2009 and October 31, 2008 are as follows:

	April 30,	October 31,
	2009	2008
Trust assets	$144,252	$148,533
Receivables from customers	36,720	39,868

	180,972	188,401
Allowance for cancellations	(6,650)	(6,260)

Preneed cemetery receivables and trust investments	$174,322	$182,141

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the cemetery merchandise and services trust assets below reflects realized losses of approximately $55 during the quarter ended April 30, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

	April 30, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$19,544	$—	$—	$19,544
U.S. Government, agencies and municipalities	11,261	842	(1)	12,102
Corporate bonds	12,188	244	(912)	11,520
Preferred stocks	23,643	—	(8,437)	15,206
Common stocks	136,522	209	(68,400)	68,331
Mutual funds	30,310	—	(13,694)	16,616
Other long-term investments	518	15	—	533

Trust investments	$233,986	$1,310	$(91,444)	143,852

Market value as a percentage of cost					61.5%

Accrued investment income				400

Trust assets				$144,252

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2009
Due in one year or less	$5,690
Due in one to five years	11,361
Due in five to ten years	6,381
Thereafter	190

$23,622

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
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

April 30, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value

Trust investments	$104,968	$38,884	$—	$143,852
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2009		2008	2009		2008
Purchases	$2,273		$3,720	$3,426		$6,631
Sales	2,042		4,118	4,498		6,658
Realized gains from sales of investments	274		485	378		838
Realized losses from sales of investments and other	(1,286	) (1)	(167)	(5,750	) (2)	(196)
Deposits	4,289		4,192	8,322		8,396
Withdrawals	4,614		6,044	8,382		10,556

(1)	Includes $1,231 in losses from the sale of investments and $55 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the quarter ended April 30, 2009 it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

(2)	Includes $2,474 in losses from the sale of investments and $3,276 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the six months ended April 30, 2009 it did not have the intent to hold until they recover in value.
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5)	Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,079 and $2,814 for the three months ended April 30, 2009 and 2008, respectively, and $3,801 and $5,406 for the six months ended April 30, 2009 and 2008, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of April 30, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the cemetery perpetual care trusts below reflects realized losses of approximately $3,112 during the quarter ended April 30, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless primarily related to General Motors and created estimated probable funding obligations to the cemetery perpetual care trusts.

	April 30, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$14,513	$—	$—	$14,513
U.S. Government, agencies and municipalities	7,406	465	(83)	7,788
Corporate bonds	47,495	835	(4,490)	43,840
Preferred stocks	66,142	—	(29,512)	36,630
Common stocks	105,121	2,390	(51,456)	56,055
Mutual funds	15,274	219	(2,990)	12,503
Other long-term investments	563	1	(177)	387

Trust investments	$256,514	$3,910	$(88,708)	171,716

Market value as a percentage of cost					66.9%

Accrued investment income				828

Trust assets				$172,544

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2009
Due in one year or less	$2,903
Due in one to five years	31,006
Due in five to ten years	17,239
Thereafter	480

$51,628

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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

April 30, 2009
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair market
	(Level 1)	(Level 2)	(Level 3)	value

Trust investments	$83,172	$88,257	$287	$171,716
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$611
Total unrealized losses included in other comprehensive income (1)	(177)
Transfers out of Level 3 category	(147)

Fair market value, April 30, 2009	$287

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the net realized losses. As of October 31, 2008, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 losses of $13,281, which was recognized as a realized loss in the consolidated statement of earnings for the year ended October 31, 2008 in cemetery costs. The Company recorded an additional $3,112 and $3,200 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the quarter ended April 30, 2009 and six months ended April 30, 2009, respectively. The Company contributed approximately $734 to the trusts as part of its funding obligation during the six months ended April 30, 2009. The Company also had earnings of $669 and $1,022 for the three and six months ended April 30, 2009, respectively, within the trusts

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
that it did not withdraw from the trusts in order to satisfy its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3,500.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2009		2008	2009		2008
Purchases	$7,540		$16,647	$7,869		$30,264
Sales	47		12,935	1,853		25,058
Realized gains from sales of investments	175		946	534		2,198
Realized losses from sales of investments and other	(3,113	) (1)	(7)	(3,209	) (3)	(7)
Deposits	1,767	(2)	1,988	4,221	(2)	3,961
Withdrawals	1,368		2,187	2,954		5,001

(1)	Includes $3,112 in losses related to certain investments that were rendered worthless or practically worthless during the quarter ended April 30, 2009.

(2)	Includes $0 and $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the three and six months ended April 30, 2009, respectively.

(3)	Includes $3,196 in losses related to certain investments that were rendered worthless or practically worthless during the six months ended April 30, 2009.
     During the three months ended April 30, 2009 and 2008, cemetery revenues were $55,378 and $59,964, respectively, of which $2,041 and $2,379, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2009 and 2008, cemetery revenues were $102,958 and $116,788, respectively, of which $3,653 and $4,611, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at April 30, 2009 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$313,749	$144,252	$458,001
Less:
Pending withdrawals	(8,538)	(5,110)	(13,648)
Pending deposits	2,247	1,622	3,869

Deferred receipts held in trust	$307,458	$140,764	$448,222

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)
     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at April 30, 2009 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$172,544
Less:
Pending withdrawals	(2,139)
Pending deposits	724

Perpetual care trusts’ corpus	$171,129

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2009 and 2008 are detailed below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

Realized gains from sales of investments	$933	$1,976	$1,904	$4,474
Realized losses from sales of investments and other	(4,791)	(272)	(17,852)	(514)
Interest income, dividend and other ordinary income	6,452	7,321	13,189	15,416
Trust expenses and income taxes	(1,963)	(3,070)	(4,097)	(5,776)

Net trust investment income (loss)	631	5,955	(6,856)	13,600
Investment income (loss) of deferred preneed funeral and cemetery receipts held in trust	(1,660)	(3,091)	7,613	(7,688)
Investment income (loss) of perpetual care trusts’ corpus	1,029	(2,864)	(757)	(5,912)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	32	357	73	1,077

Total investment and other income, net	$32	$357	$73	$1,077

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(7)	Commitments and Contingencies
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
     In May 2005, the court ruled that this case was related to similar actions against Service Corporation International (“SCI”) and Alderwoods Group, Inc., and designated the SCI case as the lead case. Rulings on legal issues in the lead case would apply equally in the case against the Company, and the court allowed the Company to participate in hearings and briefings in the lead case.
     The third amended complaint in the lead case alleged that the SCI defendants violated the “Funeral Rule” promulgated by the Federal Trade Commission by failing to disclose that the prices charged to the plaintiffs for certain goods and services the SCI defendants obtained from third parties specifically on the plaintiff’s behalf exceeded what the defendants paid for them.
     On December 23, 2008, the court of appeals affirmed the summary judgment dismissing the lead case. At plaintiffs’ request, on March 11, 2009, the court dismissed the case against the Company with prejudice.
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
     In April 2007, the plaintiffs filed an expert report indicating that the damages sought from all defendants would be in the range of approximately $950 million to approximately $1.5 billion, before trebling. A successful plaintiff in an antitrust case may elect to enforce any judgment against any or all of the co-defendants, who have no right of contribution against one another. Accordingly, any adverse judgment could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimable.
     On March 29, 2009, the court denied plaintiffs’ motion for class certification. Plaintiffs’ petition for permission to appeal is pending before the Court of Appeals for the Fifth Circuit.
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
of a nationwide class of independent casket retailers. The casket retailers made allegations similar to those made in the Consolidated Consumer Cases reported above and seek treble damages, injunctive relief, interest, costs and attorneys’ fees.
     Like the Consolidated Consumer Cases, in late September 2005, this matter was transferred to the United States District Court for the Southern District of Texas. The Pioneer Valley Case was consolidated with the Consolidated Consumer Cases for purposes of discovery only.
     On November 14, 2006, after the court denied defendants’ motions to dismiss, the Company answered the first amended complaint, denying liability and asserting various defenses. Fact discovery has been completed, and expert discovery is complete with the exception of the deposition of one expert witness.
     On March 29, 2009, the court denied plaintiffs’ motion for class certification. On April 29, 2009, as agreed by the parties, the court entered an order of dismissal with prejudice.
     In Re: State Attorney General Civil Investigative Demands — On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. Subsequently, the Attorneys General for the States of Florida and Connecticut issued a similar civil investigative demand to the Company. The Company has entered into arrangements allowing the Maryland and Florida Attorneys General to share in information provided by the Company with the attorneys general of certain other states. The Company has provided documents and information to the attorneys general, and they have not sought any additional documents or information since 2006. In May 2009, the Office of the Connecticut Attorney General advised the Company that it had closed its investigation with no further action required. The Company will continue to cooperate with the other attorneys general in their investigation if it is called upon to do so.
Other Litigation
     The Company is a defendant in a variety of other litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, the Company had $13,281 recorded as a liability for an estimated probable funding obligation as an increase in cemetery costs in fiscal year 2008 and recorded an additional $3,112 and $3,200 for the estimated probable funding obligation in the three and six months ended April 30, 2009, respectively. As of April 30, 2009, the Company had unrealized losses of approximately $65,987 in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $6.5 million and $7.0 million as of April 30, 2009 and October 31, 2008, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7)	Commitments and Contingencies—(Continued)
     The Company is required to maintain a bond ($28,851 as of April 30, 2009) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts.
(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2009
Net earnings	$13,202
Basic earnings per common share:
Net earnings available to common shareholders	$13,202	91,888	$.14

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		33

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$13,202	91,921	$.14

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2008
Net earnings	$13,940
Basic earnings per common share:
Net earnings available to common shareholders	$13,940	94,525	$.15

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		110

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$13,940	94,635	$.15

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2009
Net earnings	$18,918
Basic earnings per common share:
Net earnings available to common shareholders	$18,918	91,856	$.21

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		15

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$18,918	91,871	$.21

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2008
Net earnings	$22,825
Basic earnings per common share:
Net earnings available to common shareholders	$22,825	95,667	$.24

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		171

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$22,825	95,838	$.24

     During the three and six months ended April 30, 2009, options to purchase 1,655,767 and 1,669,920 shares, respectively, of common stock at prices ranging from $5.06 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding for the three and six months ended April 30, 2009 exclude the effect of approximately 968,896 and 247,514 options, respectively, because such options were not dilutive. These options expire between December 20, 2011 and January 5, 2016.
     Options to purchase 668,842 and 293,659 shares of common stock at prices ranging from $6.73 to $8.24 per share for the three months ended April 30, 2008 and $8.24 per share for the six months ended April 30, 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding for the three and six months ended April 30, 2008 exclude the effect of approximately 444,305 and 460,419 options, respectively, because such options were not dilutive.
     For the three and six months ended April 30, 2009, 438,000 market based stock options and 612,000 market and performance based shares of restricted stock were not dilutive. For the three and six months ended April 30, 2008, 675,000 market based stock options and 405,000 market and performance based shares of restricted stock were not dilutive. The market based stock options and the market and performance based restricted stock were not dilutive because the market conditions or performance conditions for the respective grants were not achieved during any of periods presented.
     For the three and six months ended April 30, 2009, a maximum of 22,735,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 18,188,400 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three and six months ended April 30, 2009 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three and six months ended April 30, 2008, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the associated common stock warrants were also not dilutive. As discussed in Note 16, in the second quarter of fiscal year 2009, the Company purchased $22,645 of its senior convertible notes on the open market which resulted in a corresponding number of the associated common stock warrants being terminated. This accounts for the decrease in the Class A common stock related to the senior convertible notes and associated common stock warrants that could potentially be included in the diluted earnings per share calculations as of April 30, 2009.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2009, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that

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
     The Company previously had five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of the two geographical divisions (each with a division president): Western and Eastern. In the second quarter of 2009, the Company eliminated its two geographical divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure in order to maximize the benefits of its Best in Class initiative, improve efficiencies and provide more focus on the development of new revenue opportunities. As of April 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer meet monthly with the Senior Vice President of Operations to discuss operational performance. There is also a president of the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”), who reports to the Chief Financial Officer. The Company’s Senior Vice President of Operations acts as the segment manager for the funeral and cemetery businesses and the Executive Vice President and President of ITI acts as segment manager for corporate trust.
     The Company has determined that its Chief Executive Officer and Chief Financial Officer remain the chief operating decision makers (“CODM”) as they make decisions about the Company’s overall resource allocation and assessment of performance. In order to re-evaluate the Company’s segments, the CODM review of the Company’s operational performance and management compensation were considered. Based on its evaluation, the Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. Prior period data has been retrospectively adjusted to conform to the new segment presentation.

	Total Revenue		Total Revenue
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Funeral	$67,075	$71,886	$135,221	$140,799
Cemetery(1)	53,600	57,558	99,290	112,089
Corporate Trust Management(2)	5,943	7,375	11,437	14,204

Total	$126,618	$136,819	$245,948	$267,092

	Total Gross Profit		Total Gross Profit
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Funeral	$14,559	$17,800	$29,401	$31,503
Cemetery(1)	5,525	10,903	8,712	17,953
Corporate Trust Management(2)	5,511	6,931	10,565	13,248

Total	$25,595	$35,634	$48,678	$62,704

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9)	Segment Data—(Continued)

	Net Total Preneed Merchandise		Net Total Preneed Merchandise
	and Service Sales(3)		and Service Sales(3)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Funeral	$24,727	$25,046	$43,222	$46,959
Cemetery(1)	11,921	14,335	22,700	26,325

Total	$36,648	$39,381	$65,922	$73,284

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,079 and $2,814 for the three months ended April 30, 2009 and 2008, respectively, and $3,801 and $5,406 for the six months ended April 30, 2009 and 2008, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2009 and 2008 were $885 and $1,315, respectively, and funeral trust earnings for the three months ended April 30, 2009 and 2008 were $3,280 and $3,654, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2009 and 2008 were $912 and $1,291, respectively, and cemetery trust earnings for the three months ended April 30, 2009 and 2008 were $866 and $1,115, respectively. Trust management fees included in funeral revenue for the six months ended April 30, 2009 and 2008 were $1,823 and $2,693, respectively, and funeral trust earnings for the six months ended April 30, 2009 and 2008 were $5,946 and $6,812, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2009 and 2008 were $1,863 and $2,590, respectively, and cemetery trust earnings for the six months ended April 30, 2009 and 2008 were $1,805 and $2,109, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.
     A reconciliation of total segment gross profit to total earnings before income taxes for the three and six months ended April 30, 2009 and 2008 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Gross profit for reportable segments	$25,595	$35,634	$48,678	$62,704
Corporate general and administrative expenses	(7,006)	(7,803)	(14,512)	(16,038)
Hurricane related charges, net	(205)	(169)	(520)	(10)
Separation charges	(275)	—	(275)	—
Gains on dispositions and impairment (losses), net	(35)	(19)	(98)	128
Other operating income, net	304	104	563	346
Interest expense	(5,879)	(6,093)	(11,789)	(11,981)
Gain on early extinguishment of debt	8,671	—	8,671	—
Investment and other income, net	32	357	73	1,077

Earnings before income taxes	$21,202	$22,011	$30,791	$36,226

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10)	Supplementary Information
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2009 and 2008.

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Service revenue
Funeral	$45,494	$47,965	$90,807	$93,408
Cemetery	15,009	17,207	30,110	32,865

	60,503	65,172	120,917	126,273

Merchandise revenue
Funeral	24,349	26,939	49,259	52,927
Cemetery	37,114	38,868	66,141	76,074

	61,463	65,807	115,400	129,001

Other revenue
Funeral	1,397	1,951	2,924	3,969
Cemetery	3,255	3,889	6,707	7,849

	4,652	5,840	9,631	11,818

Total revenue	$126,618	$136,819	$245,948	$267,092

Service costs
Funeral	$14,702	$15,252	$29,371	$30,581
Cemetery	9,618	10,413	19,374	20,527

	24,320	25,665	48,745	51,108

Merchandise costs
Funeral	14,584	15,899	29,590	31,973
Cemetery	25,690	22,292	44,940	46,203

	40,274	38,191	74,530	78,176

Facility expenses
Funeral	23,429	23,138	47,249	47,182
Cemetery	13,000	14,191	26,746	27,922

	36,429	37,329	73,995	75,104

Total costs	$101,023	$101,185	$197,270	$204,388

     Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise revenue, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue, preneed selling costs associated with preneed merchandise sales and the Company’s $3,112 and $3,200 estimated obligation to fund the cemetery perpetual care trusts for the three and six months ended April 30, 2009, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of April 30, 2009 and October 31, 2008 and for the three and six months ended April 30, 2009 and 2008, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,393	$501	$4,346	$—	$71,240
Cemetery	—	49,863	753	4,762	—	55,378

	—	116,256	1,254	9,108	—	126,618

Costs and expenses:
Funeral	—	49,458	275	2,982	—	52,715
Cemetery	—	44,132	596	3,580	—	48,308

	—	93,590	871	6,562	—	101,023

Gross profit	—	22,666	383	2,546	—	25,595
Corporate general and administrative expenses	(7,006)	—	—	—	—	(7,006)
Hurricane related recoveries (charges), net	(350)	145	—	—	—	(205)
Separation charges	(55)	(220)	—	—	—	(275)
Gains on dispositions and impairment (losses), net	—	(35)	—	—	—	(35)
Other operating income, net	21	243	—	40	—	304

Operating earnings (loss)	(7,390)	22,799	383	2,586	—	18,378
Interest income (expense)	752	(6,109)	(26)	(496)	—	(5,879)
Gain on early extinguishment of debt	8,671	—	—	—	—	8,671
Investment and other income, net	32	—	—	—	—	32
Equity in subsidiaries	13,136	288	—	—	(13,424)	—

Earnings before income taxes	15,201	16,978	357	2,090	(13,424)	21,202
Income tax expense	1,999	5,567	97	337	—	8,000

Net earnings	13,202	11,411	260	1,753	(13,424)	13,202
Other comprehensive loss, net	(6)	—	—	(6)	6	(6)

Comprehensive income	$13,196	$11,411	$260	$1,747	$(13,418)	$13,196

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$71,050	$535	$5,270	$—	$76,855
Cemetery	—	54,087	896	4,981	—	59,964

	—	125,137	1,431	10,251	—	136,819

Costs and expenses:
Funeral	—	50,549	325	3,415	—	54,289
Cemetery	—	42,444	671	3,781	—	46,896

	—	92,993	996	7,196	—	101,185

Gross profit	—	32,144	435	3,055	—	35,634
Corporate general and administrative expenses	(7,803)	—	—	—	—	(7,803)
Hurricane related recoveries (charges), net	(377)	37	171	—	—	(169)
Gains on dispositions and impairment (losses), net	—	(19)	—	—	—	(19)
Other operating income, net	36	9	1	58	—	104

Operating earnings (loss)	(8,144)	32,171	607	3,113	—	27,747
Interest expense	(1,033)	(4,528)	(44)	(488)	—	(6,093)
Investment and other income, net	349	8	—	—	—	357
Equity in subsidiaries	21,479	294	—	—	(21,773)	—

Earnings before income taxes	12,651	27,945	563	2,625	(21,773)	22,011
Income tax expense (benefit)	(1,289)	8,494	121	745	—	8,071

Net earnings	13,940	19,451	442	1,880	(21,773)	13,940
Other comprehensive loss, net	(27)	—	—	(6)	6	(27)

Comprehensive income	$13,913	$19,451	$442	$1,874	$(21,767)	$13,913

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,264	$900	$8,826	$—	$142,990
Cemetery	—	92,888	1,414	8,656	—	102,958

	—	226,152	2,314	17,482	—	245,948

Costs and expenses:
Funeral	—	99,458	566	6,186	—	106,210
Cemetery	—	82,943	1,232	6,885	—	91,060

	—	182,401	1,798	13,071	—	197,270

Gross profit	—	43,751	516	4,411	—	48,678
Corporate general and administrative expenses	(14,512)	—	—	—	—	(14,512)
Hurricane related recoveries (charges), net	(626)	106	—	—	—	(520)
Separation charges	(55)	(220)	—	—	—	(275)
Gains on dispositions and impairment (losses), net	(8)	(90)	—	—	—	(98)
Other operating income, net	19	487	1	56	—	563

Operating earnings (loss)	(15,182)	44,034	517	4,467	—	33,836
Interest income (expense)	1,571	(12,274)	(62)	(1,024)	—	(11,789)
Gain on early extinguishment of debt	8,671	—	—	—	—	8,671
Investment and other income, net	73	—	—	—	—	73
Equity in subsidiaries	24,307	423	—	—	(24,730)	—

Earnings before income taxes	19,440	32,183	455	3,443	(24,730)	30,791
Income tax expense	522	10,403	116	832	—	11,873

Net earnings	18,918	21,780	339	2,611	(24,730)	18,918
Other comprehensive loss, net	(3)	—	—	(3)	3	(3)

Comprehensive income	$18,915	$21,780	$339	$2,608	$(24,727)	$18,915

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$139,097	$1,029	$10,178	$—	$150,304
Cemetery	—	105,159	1,723	9,906	—	116,788

	—	244,256	2,752	20,084	—	267,092

Costs and expenses:
Funeral	—	102,322	633	6,781	—	109,736
Cemetery	—	85,339	1,457	7,856	—	94,652

	—	187,661	2,090	14,637	—	204,388

Gross profit	—	56,595	662	5,447	—	62,704
Corporate general and administrative expenses	(16,038)	—	—	—	—	(16,038)
Hurricane related recoveries (charges), net	(377)	37	330	—	—	(10)
Gains on dispositions and impairment (losses), net	—	128	—	—	—	128
Other operating income, net	57	168	1	120	—	346

Operating earnings (loss)	(16,358)	56,928	993	5,567	—	47,130
Interest expense	(1,733)	(9,047)	(73)	(1,128)	—	(11,981)
Investment and other income, net	1,051	21	—	5	—	1,077
Equity in subsidiaries	37,805	492	—	—	(38,297)	—

Earnings before income taxes	20,765	48,394	920	4,444	(38,297)	36,226
Income tax expense (benefit)	(2,060)	14,044	204	1,213	—	13,401

Net earnings	22,825	34,350	716	3,231	(38,297)	22,825
Other comprehensive income, net	43	—	—	21	(21)	43

Comprehensive income	$22,868	$34,350	$716	$3,252	$(38,318)	$22,868

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	April 30, 2009
		Guarantor	Guarantor	Non-
	Parent	Subsidiaries- Tier 1	Subsidiaries- Tier 2	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,363	$7,763	$39	$1,618	$—	$71,783
Marketable securities	—	—	—	150	—	150
Receivables, net of allowances	2,001	48,207	336	4,412	—	54,956
Inventories	327	33,787	313	2,090	—	36,517
Prepaid expenses	1,304	7,402	69	1,457	—	10,232
Deferred income taxes, net	1,380	6,077	31	1,454	—	8,942

Total current assets	67,375	103,236	788	11,181	—	182,580
Receivables due beyond one year, net of allowances	—	50,407	442	14,938	—	65,787
Preneed funeral receivables and trust investments	—	334,761	—	9,244	—	344,005
Preneed cemetery receivables and trust investments	—	166,440	1,075	6,807	—	174,322
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	346,971	11,407	25,743	—	384,121
Property and equipment, at cost	52,566	456,673	2,100	38,346	—	549,685
Less accumulated depreciation	33,238	199,630	907	14,792	—	248,567

Net property and equipment	19,328	257,043	1,193	23,554	—	301,118
Deferred income taxes, net	20,095	147,858	—	9,318	(3,164)	174,107
Cemetery perpetual care trust investments	—	162,441	6,927	3,176	—	172,544
Non-current assets held for sale	—	2,873	—	—	—	2,873
Other assets	8,092	5,495	6	1,060	—	14,653
Intercompany receivables	818,218	—	—	—	(818,218)	—
Equity in subsidiaries	30,606	7,797	—	—	(38,403)	—

Total assets	$963,714	$1,812,723	$21,886	$124,808	$(859,785)	$2,063,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$—	$—	$—	$—	$4
Accounts payable	2,738	19,608	119	1,240	—	23,705
Accrued expenses and other current liabilities	16,018	51,211	3	2,236	—	69,468

Total current liabilities	18,760	70,819	122	3,476	—	93,177
Long-term debt, less current maturities	427,447	—	—	—	—	427,447
Deferred income taxes	—	—	3,164	—	(3,164)	—
Intercompany payables	—	805,803	3,652	8,763	(818,218)	—
Deferred preneed funeral revenue	—	198,145	—	46,295	—	244,440
Deferred preneed cemetery revenue	—	247,940	302	27,469	—	275,711
Deferred preneed funeral and cemetery receipts held in trust	—	443,399	925	3,898	—	448,222
Perpetual care trusts’ corpus	—	161,033	6,919	3,177	—	171,129
Other long-term liabilities	18,027	4,241	—	129	—	22,397
Negative equity in subsidiaries	118,657	—	—	—	(118,657)	—

Total liabilities	582,891	1,931,380	15,084	93,207	(940,039)	1,682,523

Common stock	92,677	102	324	52	(478)	92,677
Other	288,112	(118,759)	6,478	31,515	80,766	288,112
Accumulated other comprehensive income	34	—	—	34	(34)	34

Total shareholders’ equity	380,823	(118,657)	6,802	31,601	80,254	380,823

Total liabilities and shareholders’ equity	$963,714	$1,812,723	$21,886	$124,808	$(859,785)	$2,063,346

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2008
		Guarantor	Guarantor	Non-
	Parent	Subsidiaries- Tier 1	Subsidiaries- Tier 2	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,593	$4,332	$22	$2,627	$—	$72,574
Marketable securities	—	—	—	55	—	55
Receivables, net of allowances	2,987	51,137	546	4,459	—	59,129
Inventories	300	32,821	361	2,388	—	35,870
Prepaid expenses	1,282	4,618	37	1,380	—	7,317
Deferred income taxes, net	1,395	6,117	55	1,231	—	8,798

Total current assets	71,557	99,025	1,021	12,140	—	183,743
Receivables due beyond one year, net of allowances	—	54,326	404	15,941	—	70,671
Preneed funeral receivables and trust investments	—	358,891	—	9,521	—	368,412
Preneed cemetery receivables and trust investments	—	173,484	1,047	7,610	—	182,141
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	338,793	11,424	25,615	—	375,832
Property and equipment, at cost	49,583	451,147	1,932	38,109	—	540,771
Less accumulated depreciation	30,479	190,822	824	14,118	—	236,243

Net property and equipment	19,104	260,325	1,108	23,991	—	304,528
Deferred income taxes, net	25,853	148,403	—	8,527	(3,268)	179,515
Cemetery perpetual care trust investments	—	162,789	7,137	3,164	—	173,090
Non-current assets held for sale	—	2,873	—	—	—	2,873
Other assets	9,451	5,937	16	1,070	—	16,474
Intercompany receivables	837,282	—	—	—	(837,282)	—
Equity in subsidiaries	28,082	7,374	—	—	(35,456)	—

Total assets	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$—	$—	$—	$—	$20
Accounts payable	2,530	23,237	167	1,718	—	27,652
Accrued expenses and other current liabilities	15,496	54,683	13	2,632	—	72,824

Total current liabilities	18,046	77,920	180	4,350	—	100,496
Long-term debt, less current maturities	450,095	—	—	—	—	450,095
Deferred income taxes	—	—	3,268	—	(3,268)	—
Intercompany payables	—	819,691	3,939	13,652	(837,282)	—
Deferred preneed funeral revenue	—	199,867	—	45,315	—	245,182
Deferred preneed cemetery revenue	—	248,098	324	27,413	—	275,835
Deferred preneed funeral and cemetery receipts held in trust	—	470,167	899	4,354	—	475,420
Perpetual care trusts’ corpus	—	161,074	7,132	3,165	—	171,371
Other long-term liabilities	17,114	3,241	—	124	—	20,479
Negative equity in subsidiaries	140,437	—	—	—	(140,437)	—

Total liabilities	625,692	1,980,058	15,742	98,373	(980,987)	1,738,878

Common stock	92,248	102	324	52	(478)	92,248
Other	273,352	(140,539)	6,139	28,904	105,496	273,352
Accumulated other comprehensive income	37	—	—	37	(37)	37

Total shareholders’ equity	365,637	(140,437)	6,463	28,993	104,981	365,637

Total liabilities and shareholders’ equity	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2009
		Guarantor	Guarantor	Non-
	Parent	Subsidiaries- Tier 1	Subsidiaries- Tier 2	Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(1,044)	$25,339	$434	$4,355	$—	$29,084

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(99)	—	(99)
Proceeds from sale of assets	292	202	—	—	—	494
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,623)	—	—	—	(1,623)
Additions to property and equipment	(3,596)	(6,627)	(130)	(376)	—	(10,729)
Other	—	28	—	—	—	28

Net cash used in investing activities	(3,304)	(8,020)	(130)	(475)	—	(11,929)

Cash flows from financing activities:
Repayments of long-term debt	(13,538)	—	—	—	—	(13,538)
Intercompany receivables (payables)	19,064	(13,888)	(287)	(4,889)	—	—
Issuance of common stock	149	—	—	—	—	149
Retirement of call options	1,261	—	—	—	—	1,261
Retirement of common stock warrants	(1,182)	—	—	—	—	(1,182)
Dividends	(4,636)	—	—	—	—	(4,636)

Net cash provided by (used in) financing activities	1,118	(13,888)	(287)	(4,889)	—	(17,946)

Net increase (decrease) in cash	(3,230)	3,431	17	(1,009)	—	(791)
Cash and cash equivalents, beginning of period	65,593	4,332	22	2,627	—	72,574

Cash and cash equivalents, end of period	$62,363	$7,763	$39	$1,618	$—	$71,783

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2008
		Guarantor	Guarantor	Non-
	Parent	Subsidiaries- Tier 1	Subsidiaries- Tier 2	Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8,124)	$30,484	$748	$5,289	$—	$28,397

Cash flows from investing activities:
Proceeds from sales of marketable securities	9,969	—	—	250	—	10,219
Purchases of marketable securities	(19,894)	—	—	(3)	—	(19,897)
Proceeds from sale of assets	—	338	—	—	—	338
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(3,668)	(8,808)	(416)	(493)	—	(13,385)
Other	—	21	—	—	—	21

Net cash used in investing activities	(14,971)	(8,449)	(416)	(246)	—	(24,082)

Cash flows from financing activities:
Repayments of long-term debt	(150)	—	—	—	—	(150)
Intercompany receivables (payables)	27,022	(22,216)	(328)	(4,478)	—	—
Issuance of common stock	1,458	—	—	—	—	1,458
Purchase and retirement of common stock	(37,320)	—	—	—	—	(37,320)
Dividends	(4,761)	—	—	—	—	(4,761)
Excess tax benefits from share-based payment arrangements	165	—	—	—	—	165

Net cash used in financing activities	(13,586)	(22,216)	(328)	(4,478)	—	(40,608)

Net increase (decrease) in cash	(36,681)	(181)	4	565	—	(36,293)
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$26,521	$6,504	$40	$2,187	$—	$35,252

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Acquisitions
     During the six months ended April 30, 2009, the Company acquired a new cemetery for approximately $1,623. This cemetery acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily deferred revenue of approximately $7,500, cemetery property of approximately $5,700 and inventory of approximately $2,900) were valued at their estimated fair values. Its results of operations, which are considered immaterial, have been included since the acquisition date.
(13)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and six months ended April 30, 2009 and 2008 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net earnings	$13,202	$13,940	$18,918	$22,825
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $4, $17, $2 and ($26), respectively	(6)	(27)	(3)	43
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	23,346	(6,833)	(12,569)	(72,303)
Reclassification of the net unrealized (increases) losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(23,346)	6,833	12,569	72,303

Total other comprehensive income (loss)	(6)	(27)	(3)	43

Total comprehensive income	$13,196	$13,913	$18,915	$22,868

(14)	Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricanes Katrina and Ike. In September 2008, Hurricane Ike struck the Texas Gulf Coast and the Company’s facilities in the area. The Company has submitted its insurance claim related to Hurricane Ike. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. As of April 30, 2009, the Company recorded a $202 receivable for insurance proceeds related to Hurricane Ike, which was subsequently received in May 2009. Net expenses of $205 and $520, respectively, are reflected in the “Hurricane related charges, net” line in the condensed consolidated statements of earnings for the three and six months ended April 30, 2009, respectively, compared to net expenses of $169 and $10 for the three and six months ended April 30, 2008, respectively. Net expenses recorded in fiscal year 2009 primarily relate to the lawsuit the Company filed against its insurance carriers related to its Hurricane Katrina claim which is described below. For additional information on the effects of Hurricanes Katrina and Ike on the Company, see Note 23 in the Company’s 2008 Form 10-K.
     The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. In 2007, the carriers advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous significant policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds. A trial date had been set in federal court for April 2009 but was postponed by the court. A new trial date has not yet

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14)	Hurricane Related Charges—(Continued)
been determined. With the exception of any legal costs related to this suit, the Company does not anticipate any additional charges related to Hurricane Katrina.
(15)	Separation Charges
     The Company previously had five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of the two geographical divisions (each with a division president): Western and Eastern. As described in Note 9, in the second quarter of 2009, the Company eliminated its two geographic divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure and now has three operating segments: a funeral segment, a cemetery segment and a corporate trust management segment.
     During the three and six months ended April 30, 2009, the Company recorded $275 in total separation charges, of which $175 related to the separation pay of a former executive officer. The remaining separation charges related to severance costs associated with the reorganization. Of the total separation charges amount, $100 was paid during the six months ended April 30, 2009. As of April 30, 2009, the Company has $199 in remaining payments under all executive officer separation agreements.
(16)	Long-term Debt

	April 30, 2009	October 31, 2008
Long-term debt:
3.125% senior convertible notes due 2014	$121,000	$125,000
3.375% senior convertible notes due 2016	106,355	125,000
Senior secured credit facility:
Revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 8.0% and 7.7% as of April 30, 2009 and October 31, 2008, respectively, partially secured by assets of subsidiaries, with maturities through 2022	96	115

Total long-term debt	427,451	450,115
Less current maturities	4	20

	$427,447	$450,095

     Senior Convertible Notes
     In the second quarter of fiscal year 2009, the Company purchased $4,000 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 and $18,645 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 on the open market. In connection with these debt purchases, a corresponding number of call options and common stock warrants were also terminated. The total value of the call options terminated on the dates of the debt purchases that Bank of America/Merrill Lynch would have been required to pay the Company was $1,261. The total value of the common stock warrants terminated on the dates of the debt purchases that would have required a payment from the Company to Bank of America/Merrill Lynch was $1,182. As a result of the debt purchases at significant discounts, the Company recorded an $8,671 gain on early extinguishment of debt during the quarter ended April 30, 2009, which represents the discount on the purchase of the senior convertible notes less the write-off of remaining deferred charges.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Long-term Debt—(Continued)
     Senior Secured Credit Facility
     The Company’s $125,000 revolving credit facility, which had no amounts drawn as of April 30, 2009, was set to mature on November 19, 2009. On June 2, 2009, the Company entered into a new senior secured revolving credit facility which replaced the existing $125,000 revolving credit facility. The new senior secured revolving credit facility matures on June 2, 2012, which is three years from the closing date and includes a $95,000 revolving credit facility, a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. As of June 2, 2009, the Company’s availability under the senior secured revolving credit facility, after giving consideration to $12,035 outstanding letters of credit and the $28,851 Florida bond, was $54,114. The Company may also request the addition of a new tranche of terms loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof not to exceed $30,000. There were no amounts drawn as of the closing date. During the third quarter of 2009, the Company expects to incur a charge for the loss on early extinguishment of debt of approximately $92 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the new agreement will be approximately $2,000 and will be amortized over the life of the new debt.
     The leverage-based grid pricing for the interest rate on the new senior secured revolving credit facility ranges from LIBOR plus 300 to 400 basis points based on the Company’s consolidated leverage ratio and is LIBOR plus 400 basis points at closing. The Company also has a base rate option, and swingline loans bear interest at the base rate which is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate or (c) the Eurodollar rate plus 1 percent; plus a spread ranging from 200 to 300 basis points depending on the Company’s consolidated leverage ratio. The commitment fee is 75 basis points payable quarterly.
     The new senior secured revolving credit facility is governed by the following financial covenants at all times:
•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) — Maximum 1.25x;

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDAR (as defined) divided by interest expense paid in cash plus rent expense) — Minimum 2.50x through January 31, 2010 and 2.60x thereafter and

•	Maintenance at all times of a minimum cash balance of the greater of $20,000 and the then outstanding amount of all letters of credit obligations.
     In addition, the new senior secured revolving credit facility is governed by the following additional financial covenant only when a loan under the facility is outstanding:
•	Maintenance on a rolling four quarter basis of a maximum consolidated leverage ratio (funded debt (net of domestic cash, cash equivalents and marketable securities) divided by EBITDA (as defined)) — Maximum 5.0x through January 31, 2010, 4.75x from February 1, 2010 through January 31, 2011 and 4.50x thereafter.
     The covenants include limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption, repurchase and/or prepayment of other debt, limitation on capital expenditures, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. As of April 30, 2009, the amount available to pay dividends or repurchase stock was $90,844. In addition, the Company may prepay its debt without limitation as long as it has $35,000 in cash and marketable

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16)	Long-term Debt—(Continued)
securities. If the Company’s cash and marketable securities are below $35,000, the Company is limited to $25,000 of debt prepayments in any twelve month period. The agreement also limits capital expenditures in any fiscal year to $40,000, with a provision for the carryover of permitted but unused amounts. The lenders under the senior secured revolving credit facility can accelerate all obligations under the facility and terminate the revolving credit commitment if an event of default occurs and is continuing.
     Obligations under the senior secured revolving credit facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).
     The lenders under the new senior secured revolving credit facility have received a first priority perfected security interest in (1) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company whether now existing or hereafter created or acquired other than certain excluded immaterial subsidiaries and 65 percent of the voting capital stock of all direct foreign subsidiaries whether now existing or hereafter acquired and (2) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law or regulation prohibits security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder and (e) any assets with respect to which a security interest cannot be perfected.
(17)	Significant Risks and Uncertainties
     During the second quarter of fiscal year 2009, there have been no material changes to the Company’s significant risks and uncertainties as disclosed in Note 24 to the Company’s 2008 Form 10-K except on June 2, 2009, the Company entered into a $95,000 senior secured revolving credit facility which replaced the existing $125,000 revolving credit facility. See Note 16 for additional information.
(18)	Subsequent Events
     On June 2, 2009, the Company entered into a $95,000 senior secured revolving credit facility which replaced the existing $125,000 revolving credit facility that was set to mature in November 2009. In the third quarter of 2009, the Company expects to incur a charge of approximately $92 for the loss on early extinguishment of debt to write-off a portion of the unamortized fees on the prior agreement. For additional information, see Note 16.
     Subsequent to April 30, 2009, the Company purchased an additional $10,000 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 and $7,445 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 on the open market. The Company expects to record a gain on early extinguishment of debt of approximately $4,600 in the third quarter of 2009 related to these transactions.
     As of May 31, 2009, the fair market value of the Company’s preneed funeral and cemetery merchandise and service trusts and cemetery perpetual care trusts increased approximately five percent from April 30, 2009.

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
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of April 30, 2009, we owned and operated 219 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2008 Form 10-K.
Financial Summary
     For the second quarter of fiscal year 2009, net earnings decreased $0.7 million to $13.2 million from $13.9 million for the second quarter of fiscal year 2008. Net earnings for the second quarter of 2009 included an $8.7 million pre-tax gain on the early extinguishment of debt related to our open market repurchases of $22.6 million aggregate principal amount of our senior convertible notes during the quarter. Revenue decreased $10.2 million to $126.6 million for the quarter ended April 30, 2009. Funeral revenue decreased $5.6 million to $71.2 million in the second quarter of 2009. During the second quarter of 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.8 percent and an increase in average revenue per cremation service of 7.5 percent. These increases were partially offset by a quarter-over-quarter decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 2.4 percent. The increases in same-store average revenue were offset by a 9.6 percent, or 1,537 event, decrease in same-store funeral services performed. The decline is due to several factors. We experienced a 640 call decline, or 42 percent of the total decline, in our two West Coast regions, due in part to a decrease in low-end cremation events. In addition, we experienced a 222 call decline, or 14 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 due to leap year. Finally, the remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared with the comparable prior year period. We experienced a $0.8 million decrease in funeral earnings related to trust activities. Cemetery revenue decreased $4.6 million to $55.4 million for the quarter ended April 30, 2009. This decrease is due primarily to a $2.3 million, or 9.0 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $2.2 million decrease in cemetery merchandise delivered and services performed and a $1.3 million decrease in cemetery earnings related to trust activities. Consolidated gross profit decreased $10.0 million to $25.6 million primarily due to a $6.0 million decrease in cemetery gross profit and a $4.0 million decrease in funeral gross profit. In the second quarter, we recorded a $3.1 million charge in cemetery costs for our estimated probable obligation to restore the net realized losses in certain of our cemetery perpetual care trusts related to investments in General Motors, which contributed to the $10.0 million reduction in gross profit.
     Corporate general and administrative expenses decreased $0.8 million to $7.0 million for the second quarter of 2009 primarily due to a $1.2 million decrease in professional fees, partially offset by a $0.5 million increase in information technology costs primarily due to the implementation of a new business system in the current year. During the second quarter of 2009, as well as subsequent to quarter-end, we repurchased our senior convertible notes on the open market. We believe that this is an attractive use of our cash and have taken advantage of the current market discounts to achieve some modest deleveraging. Throughout the second quarter, we purchased $22.6 million of our senior convertible notes on the open market, and as a result, we recorded an $8.7 million net gain on early extinguishment of debt. Subsequent to quarter-end, we have purchased an additional $17.5 million of our senior convertible notes on the open market, which will result in an additional net gain on early extinguishment of debt of approximately $4.6 million in the third quarter of 2009. Our weighted average diluted shares outstanding decreased to 91.9 million shares for the second quarter of 2009 compared to 94.6 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     Current economic conditions have continued to negatively impact our ability to close preneed sales, but to a lesser extent than the first quarter of 2009. For the second quarter of 2009, preneed cemetery property sales, net of discounts, declined 9.0 percent compared to the same period of last year, which decreased our cemetery revenue as described above. In addition, net preneed funeral sales decreased 1.3 percent for the second quarter of 2009 compared to the same period of last year, which does not impact current revenue, but reduces our backlog and could reduce our future revenues. In comparison, preneed cemetery property sales, net of discounts, and net preneed funeral sales decreased 27.9 percent and 14.5 percent, respectively, in the first quarter of 2009 compared to the prior year period. We believe the gradual improvement in our preneed cemetery property sales and our net preneed funeral sales, as compared to the first quarter of fiscal 2009, is due in part to the slow improvement in overall economic conditions.
     For the six months ended April 30, 2009, net earnings decreased $3.9 million to $18.9 million from $22.8 million for the same period in fiscal year 2008. Net earnings for the first six months of 2009 included an $8.7 million pre-tax gain on the early extinguishment of debt related to our open market repurchases of $22.6 million principal amount of our senior convertible notes throughout the second quarter. Revenue decreased $21.1 million to $246.0 million for the six months ended April 30, 2009. Funeral revenue decreased $7.3 million to $143.0 million in the first six months of 2009. During the six months ended April 30, 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 4.1 percent and an increase in average revenue per cremation service of 8.2 percent. These increases were partially offset by a decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 4.2 percent. The increases in same-store average revenue were partially offset by an 8.0 percent, or 2,516 event, decrease in same-store funeral services performed. The decline is due to several factors. We experienced a 1,071 call decline, or 43 percent of the total decline, in our two West Coast regions, due in part to a decrease in low-end cremation events. In addition, we experienced a 222 call decline, or 9 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 due to leap year. Finally, the remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared with the comparable prior year period. For the six months ended April 30, 2009, we experienced a $1.7 million decrease in funeral earnings related to trust activities. Cemetery revenue decreased $13.8 million to $103.0 million for the six months ended April 30, 2009. This decrease is due primarily to a $9.5 million, or 18.5 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $3.0 million decrease in cemetery merchandise delivered and services performed and a $2.6 million decrease in cemetery earnings related to trust activities. For the six months ended April 30, 2009, consolidated gross profit decreased $14.0 million to $48.7 million primarily due to a $10.2 million decrease in cemetery gross profit, coupled with a $3.8 million decrease in funeral gross profit. For the six months ended April 30, 2009, we recorded a $3.2 million charge in cemetery costs for our estimated probable obligation to restore the net realized losses in certain of our cemetery perpetual care trusts, of which $3.1 million related to investments in General Motors, which contributed in part to the $14.0 million decline in gross profit.
     Corporate general and administrative expenses decreased $1.5 million to $14.5 million for the six months ended April 30, 2009 primarily due to a $1.4 million decrease in professional fees. Investment and other income, net decreased $1.0 million to $0.1 million for the six months ended April 30, 2009 due primarily to a decrease in the average rate earned on our cash balances. During the six months ended April 30, 2009, we purchased $22.6 million of our senior convertible notes on the open market. As a result, we recorded an $8.7 million net gain on early extinguishment of debt. Our weighted average diluted shares outstanding decreased to 91.9 million shares for the six months ended April 30, 2009 compared to 95.8 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     For the first six months of 2009, preneed cemetery property sales, net of discounts, declined 18.5 percent compared to the same period of last year, which decreased our cemetery revenue as described above. In addition, net preneed funeral sales decreased 8.0 percent for the six months ended April 30, 2009 compared to the same period of last year, which does not impact current revenue, but reduces our backlog and could reduce our future revenues.
     During the second quarter of fiscal 2009, we experienced positive trends in regards to the overall market and in our preneed and perpetual care trusts. For the quarter ended April 30, 2009, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized losses, of 5.0 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 4.8 percent.
     As of April 30, 2009 and October 31, 2008, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $262.4 million and $253.6 million, respectively, lower than our cost basis. We review our investment portfolio quarterly, and as part of that review during the quarter ended April 30, 2009, we determined that we no longer had the intent to hold certain securities until they recovered their value. In addition, there were certain securities that we deemed were practically worthless as of October 31, 2008 that further declined in value during fiscal year 2009. As a result, for the first six months of fiscal 2009, we realized additional losses of $11.7 million in our funeral and cemetery merchandise and services trusts, of which $0.2 million was realized in the second quarter of fiscal 2009. These losses were allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed.
     The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of April 30, 2009 and October 31, 2008, we had $225.4 million and $240.9 million in earnings that have been realized and allocated to contracts that will be recognized when the underlying contracts are performed.
     In our cemetery perpetual care trusts, as of April 30, 2009 and October 31, 2008, the fair market value of our investments were $84.8 million and $81.0 million, respectively, lower than our cost basis. In addition, during the first six months of fiscal 2009, we realized losses of $3.2 million in our cemetery perpetual care trusts, of which $3.1 million was realized in the second quarter of fiscal 2009 related to investments in General Motors. This loss resulted in the recording of an additional funding obligation of $3.2 million included in cemetery costs in the statement of earnings for the first six months of fiscal 2009. See Note 5 to the condensed consolidated financial statements for further information on the estimated probable funding obligation.
     The sectors in which our trust investment portfolio is invested in have not changed materially from that disclosed in our 2008 Form 10-K.
     We anticipate that a sustained decline in the value of our trust investments could have several negative impacts on our Company in the future. Unless the market values of our trusts increase substantially, we expect to report lower earnings from our trusts which will reduce future revenue. In addition, our trust management fees are based on the fair market value of the assets managed; therefore, we expect to report lower trust management fees. In fiscal year 2008, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and trust management fees comprised 7 percent of our revenue and 36 percent of our gross profit. In our 2008 Form 10-K, we disclosed that based on then current market conditions and then current realized losses, we believed the decrease in revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care trust earnings and trust management fees for fiscal year 2009 could be as much as $10 million, or approximately 2 percent, of fiscal year 2008 revenue and approximately 10 percent of fiscal year 2008 gross profit. During the first six months of fiscal 2009, we realized a $4.3 million decrease in earnings related to trust activities, of which $1.7 million related to the funeral segment and $2.6 million related to the cemetery segment. This decrease is consistent with our previously announced expectations of a reduction in revenue of approximately $10 million on an annual basis, and we continue to believe that an approximate $10 million decline in revenue related to trust activities can be expected based on current market conditions and current realized losses. If market conditions further deteriorate and our investment portfolio experiences additional realized losses or we conclude we are no longer able, or intend to hold our investments until they recover in value, it is likely the decrease in revenue and gross profit could be significantly higher. Approximately two-thirds of our funeral revenue and nearly 80 percent of our cemetery revenue, or approximately 70 percent of our consolidated revenue, is not impacted by declines in the value of our trust investments.
     In addition, each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. When we review our backlog for potential loss contracts, we consider the impact of the market value of our trust assets. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include anticipated future returns on the investments in our analysis. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts in our backlog. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years and deferred on our consolidated balance sheet until delivery, currently there is capacity for additional market depreciation before a contract loss would result.
     For additional information regarding our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in this report. The increase in the losses in the trusts for the six months ended April 30, 2009 is primarily a result of the declines in the equity markets since the end of our fiscal year.
     The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the quarter ended April 30, 2009	5.0%	4.8%
For the six months ended April 30, 2009	(2.1)%	(0.6)%
For the last three years ended April 30, 2009	(7.2)%	(5.6)%
For the last five years ended April 30, 2009	(1.8)%	(1.5)%
     Our operations provided cash of $29.1 million for the six months ended April 30, 2009, compared to $28.4 million for the corresponding period in 2008. The increase in operating cash flow is primarily due to collections of prior period sales exceeding receivables for new sales. In addition, we paid $10.7 million in net tax payments in the first half of 2008 compared to $3.4 million in the first half of 2009. These increases were partially offset by $1.3 million of cash outflows related to Hurricane Ike paid in the first six months of 2009, coupled with the timing of payments to vendors and the timing of payroll payments.
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2008 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2008 Form 10-K.
Results of Operations
     Effective during the second quarter of fiscal year 2009, we have three operating and reportable segments consisting of a funeral segment, cemetery segment and a corporate trust management segment. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. Prior period data has been retrospectively adjusted to conform to the new segment presentation. As there have been no material acquisitions or construction of new locations in fiscal years 2009 and 2008, results essentially reflect those of same-store locations.

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008
Funeral Operations

	Three Months Ended April 30,
	2009	2008	Decrease
	(In millions)
Funeral Revenue:
Funeral Home Locations	$67.0	$71.8	$(4.8)
Corporate Trust Management (1)	4.2	5.0	(.8)

Total Funeral Revenue	$71.2	$76.8	$(5.6)

Funeral Costs:
Funeral Home Locations	$52.5	$54.0	$(1.5)
Corporate Trust Management (1)	.2	.3	(.1)

Total Funeral Costs	$52.7	$54.3	$(1.6)

Funeral Gross Profit:
Funeral Home Locations	$14.5	$17.8	$(3.3)
Corporate Trust Management (1)	4.0	4.7	(.7)

Total Funeral Gross Profit	$18.5	$22.5	$(4.0)

Same-Store Analysis for the Three Months Ended April 30, 2009 and 2008

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2009	2008
2.4% (1)	(9.6)%	41.4%	39.9%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2009 and 2008 were $0.9 million and $1.3 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended April 30, 2009 and 2008 were $3.3 million and $3.7 million, respectively.
     Funeral revenue decreased $5.6 million, or 7.3 percent, from $76.8 million in the second quarter of 2008 to $71.2 million in the second quarter of 2009. The decrease in funeral revenue is primarily due to a $0.8 million decrease in funeral earnings related to trust activities and a 9.6 percent, or 1,537 events, decrease in our same-store funeral services performed, to 14,434 events. The decline is due to several factors. We experienced a 640 call decline, or 42 percent of the total decline, in our two West Coast regions, due in part to a decrease in low-end cremation events. In addition, we experienced a 222 call decline, or 14 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 due to leap year. Finally, the remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared with the comparable prior year period. These decreases were partially offset by an increase in average revenue per traditional funeral service of 2.8 percent and an increase in average revenue per cremation service of 7.5 percent. These increases were partially offset by a quarter-over-quarter decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 2.4 percent. The cremation rate for our same-store operations was 41.4 percent for the second quarter of 2009 compared to 39.9 percent for the second quarter of 2008.

     Funeral gross profit decreased $4.0 million to $18.5 million for the second quarter of 2009 compared to $22.5 million for the same period of 2008, primarily due to the decrease in revenue, noted above, partially offset by a $1.6 million decrease in expenses. The decrease in expenses is primarily due to a decrease in salaries and wages due to effective labor management and an improvement in our general liability claims experience.
Cemetery Operations

	Three Months Ended April 30,
			Increase
	2009	2008	(Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$53.6	$57.6	$(4.0)
Corporate Trust Management (1)	1.8	2.4	(.6)

Total Cemetery Revenue	$55.4	$60.0	$(4.6)

Cemetery Costs:
Cemetery Locations	$48.1	$46.7	$1.4
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$48.3	$46.9	$1.4

Cemetery Gross Profit:
Cemetery Locations	$5.5	$10.9	$(5.4)
Corporate Trust Management (1)	1.6	2.2	(.6)

Total Cemetery Gross Profit	$7.1	$13.1	$(6.0)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2009 and 2008 were $0.9 million and $1.3 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended April 30, 2009 and 2008 were $0.9 million and $1.1 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue decreased $4.6 million from $60.0 million for the quarter ended April 30, 2008 to $55.4 million for the quarter ended April 30, 2009. This decrease is primarily due to a $2.3 million, or 9.0 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $2.2 million decrease in cemetery merchandise delivered and services performed and a $1.3 million decrease in cemetery earnings related to trust activities, including a $0.7 million decrease in cemetery perpetual care trust earnings. These decreases were partially offset by a $2.8 million increase in construction during the period on various cemetery projects.
     Cemetery gross profit decreased $6.0 million to $7.1 million for the second quarter of 2009 compared to $13.1 million for the same period of 2008. The decrease in gross profit is primarily due to the decrease in cemetery revenue, as discussed above, coupled with $1.4 million increase in expenses. The increase in cemetery expenses is primarily due to a $3.1 million charge recorded in the second quarter of 2009 for our estimated probable obligation to restore the net realized losses in certain of our cemetery perpetual care trusts related to investments in General Motors. This increase is partially offset by a decrease in salaries and wages due to effective labor management and an improvement in our general liability claims experience.

Other
     Corporate general and administrative expenses decreased $0.8 million to $7.0 million for the second quarter of 2009 primarily due to a $1.2 million decrease in professional fees, partially offset by a $0.5 million increase in information technology costs primarily due to the implementation of a new business system in the current year.
     We incurred $0.2 million in hurricane related charges in the second quarter of fiscal 2009 primarily due to litigation costs associated with our Hurricane Katrina insurance claim, compared to $0.2 million in hurricane related charges during the second quarter of fiscal 2008 related to Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 14 to the condensed consolidated financial statements.
     Investment and other income, net decreased $0.4 million to less than $0.1 million due primarily to a decrease in the average rate earned on our cash balances from 1.5 percent in the second quarter of 2008 to 0.2 percent in the second quarter of 2009.
     We incurred separation charges of $0.3 million during the second quarter of fiscal 2009 due primarily to separation pay to a former executive officer who retired in the second quarter of 2009.
     The effective tax rate for the three months ended April 30, 2009 was 37.7 percent compared to 36.7 percent for the same period in 2008. The change in the 2009 tax rate from the 2008 tax rate was primarily due to a $0.6 million increase in our tax valuation allowance on our capital loss carryforward established in the fourth quarter of fiscal 2008. This increase was partially offset by reduced state income taxes attributable to the gain on early extinguishment of debt in the second quarter of fiscal year 2009.
     Our weighted average diluted shares outstanding decreased to 91.9 million shares for the second quarter of 2009 compared to 94.6 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     In the second quarter of fiscal year 2009, we purchased $4.0 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $18.6 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market. As a result, we recorded an $8.7 million net gain on early extinguishment of debt during the quarter ended April 30, 2009.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 1.3 percent during the second quarter of 2009 compared to the corresponding period in 2008 due to current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $42.7 million in gross preneed funeral and cemetery merchandise and services sales (including $20.2 million related to insurance-funded preneed funeral contracts) during the second quarter of 2009 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $45.0 million (including $20.0 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.

Six Months Ended April 30, 2009 Compared to Six Months Ended April 30, 2008
Funeral Operations

	Six Months Ended April 30,
	2009	2008	Decrease
	(In millions)

Funeral Revenue:
Funeral Home Locations	$135.2	$140.8	$(5.6)
Corporate Trust Management (1)	7.8	9.5	(1.7)

Total Funeral Revenue	$143.0	$150.3	$(7.3)

Funeral Costs:
Funeral Home Locations	$105.8	$109.3	$(3.5)
Corporate Trust Management (1)	.4	.4	—

Total Funeral Costs	$106.2	$109.7	$(3.5)

Funeral Gross Profit:
Funeral Home Locations	$29.4	$31.5	$(2.1)
Corporate Trust Management (1)	7.4	9.1	(1.7)

Total Funeral Gross Profit	$36.8	$40.6	$(3.8)

Same-Store Analysis for the Six Months Ended April 30, 2008 and 2008

Change in Average
Revenue Per Funeral	Change in Same-Store	Same-Store Cremation Rate
Service	Funeral Services	2009	2008
4.2% (1)	(8.0)%	40.9%	40.1%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2009 and 2008 were $1.8 million and $2.7 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented above. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the six months ended April 30, 2009 and 2008 were $6.0 million and $6.8 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue decreased $7.3 million, or 4.9 percent, from $150.3 million in the first half of 2008 to $143.0 million in the first half of 2009. The decrease in funeral revenue is primarily due to a $1.7 million decline in funeral earnings related to trust activities and an 8.0 percent, or 2,516 events, decrease in our same-store funeral services performed, to 28,997 events. The decline is due to several factors. We experienced a 1,071 call decline, or 43 percent of the total decline, in our two West Coast regions, due in part to a decrease in low-end cremation events. In addition, we experienced a 222 call decline, or 9 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 due to leap year. Finally, the remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared with the comparable prior year period. These decreases were partially offset by an increase in average revenue per traditional funeral service of 4.1 percent and an increase in average revenue per cremation service of 8.2 percent. These increases were partially offset by a decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 4.2 percent. The cremation rate for our same-store operations was 40.9 percent for the first six months of fiscal year 2009 compared to 40.1 percent for the same period of fiscal year 2008.
     Funeral gross profit decreased $3.8 million to $36.8 million for the first half of 2009 compared to $40.6 million for the same period of 2008, primarily due to the decrease in revenue, noted above, partially offset by a $3.5 million decrease in expenses. The decrease in expenses is primarily due to a decrease in salaries and wages due to effective labor management and an improvement in our general liability claims experience.
Cemetery Operations

	Six Months Ended April 30,
	2009	2008	Decrease
	(In millions)
Cemetery Revenue:
Cemetery Locations	$99.3	$112.1	$(12.8)
Corporate Trust Management (1)	3.7	4.7	(1.0)

Total Cemetery Revenue	$103.0	$116.8	$(13.8)

Cemetery Costs:
Cemetery Locations	$90.6	$94.2	$(3.6)
Corporate Trust Management (1)	.5	.5	—

Total Cemetery Costs	$91.1	$94.7	$(3.6)

Cemetery Gross Profit:
Cemetery Locations	$8.7	$17.9	$(9.2)
Corporate Trust Management (1)	3.2	4.2	(1.0)

Total Cemetery Gross Profit	$11.9	$22.1	$(10.2)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2009 and 2008 were $1.9 million and $2.6 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the six months ended April 30, 2009 and 2008 were $1.8 million and $2.1 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
Consolidated Operations—Cemetery
     Cemetery revenue decreased $13.8 million from $116.8 million for the six months ended April 30, 2008 to $103.0 million for the six months ended April 30, 2009. This decrease is primarily due to a $9.5 million, or 18.5 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $3.0 million decrease in cemetery merchandise delivered and services performed and a $2.6 million decrease in cemetery earnings related to trust activities, including a $1.6 million decline in cemetery perpetual care trust earnings. These decreases were partially offset by a $2.4 million increase in construction during the period on various cemetery projects.
     Cemetery gross profit decreased $10.2 million to $11.9 million for the first half of 2009 compared to $22.1 million for the same period of 2008. The decrease in gross profit is primarily due to the decrease in cemetery revenue, as discussed above, partially offset by a $3.6 million decrease in expenses. The decrease in cemetery expenses is primarily due to a decrease in salaries and wages due to effective labor management and an improvement in our general liability claims experience. The decrease in cemetery expenses is partially offset by a $3.2 million charge recorded during the six months ended April 30, 2009 for our estimated probable obligation to restore the net realized losses in certain of our cemetery perpetual care trusts primarily related to investments in General Motors.
     Goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may be greater than its fair value. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, market capitalization of the Company below its book value and significant negative industry or economic trends.
     While the current economic downturn has negatively impacted cemetery property sales in the six months ended April 30, 2009, a triggering event requiring an impairment assessment did not occur. Our annual impairment test included projected performance. In determining if a trigger had occurred, we considered the factors noted above and reviewed the trend of cemetery gross profit for reporting units that had goodwill noting that second quarter performance had improved over the first quarter performance. Based on that trend, and with only six months elapsing since our annual evaluation, we do not believe there has been a fundamental change in our projected future results. However, if economic conditions and current performance do not continue to improve, a triggering event could occur in the future, and we therefore may be required to perform an interim goodwill impairment test, and an impairment charge could result. As of April 30, 2009, we have $48.7 million of cemetery goodwill recorded.
Other
     Corporate general and administrative expenses decreased $1.5 million to $14.5 million for the first half of fiscal 2009 primarily due to a $1.4 million decrease in professional fees.
     We incurred $0.5 million in hurricane related charges in the first half of fiscal 2009 primarily due to litigation costs associated with our Hurricane Katrina insurance claim, compared to less than $0.1 million in hurricane related charges during the first half of fiscal 2008 related to Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 14 to the condensed consolidated financial statements.
     Investment and other income, net decreased $1.0 million to $0.1 million due primarily to a decrease in the average rate earned on our cash balances from 2.6 percent for the six months ended April 30, 2008 to 0.2 percent for the six months ended April 30, 2009.
     We incurred separation charges of $0.3 million during the first six months of fiscal 2009 due primarily to separation pay to a former executive officer who retired in the second quarter of 2009.
     The effective tax rate for the six months ended April 30, 2009 was 38.6 percent compared to 37.0 percent for the same period in 2008. The change in the 2009 tax rate from the 2008 tax rate was primarily due to a $0.9 million increase in our tax valuation allowance on our capital loss carryforward established in the fourth quarter of fiscal 2008. This increase was partially offset by reduced state income taxes attributable to the gain on early extinguishment of debt in the second quarter of fiscal year 2009.
     Our weighted average diluted shares outstanding decreased to 91.9 million shares for the first half of 2009 compared to 95.8 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     In the first six months of fiscal year 2009, we purchased $4.0 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $18.6 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market. As a result, we recorded an $8.7 million net gain on early extinguishment of debt during the six months ended April 30, 2009.

     Current and long-term receivables decreased $4.2 million and $4.9 million, respectively, from October 31, 2008 to April 30, 2009. With the decline in current year cemetery property sales of 18.5 percent, collections of prior period sales exceeded receivables for new sales. Prepaid expenses increased $2.9 million from October 31, 2008 to April 30, 2009 primarily due to annual premiums paid for fiscal year 2009 for property, general liability and other insurance. Cemetery property increased $8.3 million primarily due an acquisition in the first quarter of fiscal 2009, as well as, current year construction projects. Deferred income taxes decreased $5.4 million from October 31, 2008 to April 30, 2009 primarily due to a decrease in the deferred tax asset associated with interest on retired convertible bonds and the establishment of a deferred tax liability for a gain on early extinguishment of debt that is not taxable for five years due to tax law changes. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all impacted by the recent decline in the market value of our trust assets due to a broad based decline in the overall financial markets. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accounts payable decreased $3.9 million from October 31, 2008 to April 30, 2009 primarily due to the timing of payables related to professional fees and vendor payments. We automated payments to one of our major vendors which impacted the timing of payments. Accrued payroll decreased $2.1 million from October 31, 2008 to April 30, 2009 due primarily to fiscal year 2008 annual bonuses paid in the first quarter of 2009. Other current liabilities decreased $4.0 million from October 31, 2008 to April 30, 2009 primarily due to a $1.9 million decrease in accrued property taxes, as 80 percent of our property taxes are paid in the months of December and January each year, and a $1.3 million decline in accrued Hurricane Ike related expenses which were paid in the first half of 2009. The estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts increased $1.4 million from October 31, 2008 to April 30, 2009 primarily due to the $3.2 million charge recorded primarily related to investments in General Motors, partially offset by $1.1 million of trust earnings that were not withdrawn from the trust in order to satisfy our estimated probable funding obligation. We purchased $22.6 million aggregate principal amount of our senior convertible notes during the second quarter of 2009 resulting in a decrease in long-term debt.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 8.0 percent during the first half of fiscal year 2009 compared to the corresponding period in 2008 due in part to current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $78.4 million in gross preneed funeral and cemetery merchandise and service sales (including $36.5 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2009 to be recognized in the future (net of cancellations) as these prepaid products and services are delivered, compared to gross sales of $83.9 million (including $36.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be trusted and cemetery perpetual care trust earnings. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our new senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance long-term debt becoming due in 2013 through 2016, as described below.

     As described in the “Overview—Recent Events” section of MD&A in our 2008 Form 10-K, during our 2008 fiscal year and particularly during our fourth fiscal quarter of 2008, the United States and global economies experienced substantial declines. The anticipated future effect of these events on our cash flow is described in that section and in Item 1A. “Risk Factors” in our 2008 Form 10-K.
     On June 2, 2009, we entered into a new $95.0 million senior secured revolving credit facility that replaced our previous $125.0 million revolving credit facility which was set to mature in November 2009. For additional information, see Note 16 to the condensed consolidated financial statements included herein. As of April 30, 2009 and June 2, 2009, we had no amounts drawn on either the prior revolving credit facility or the new senior secured revolving credit facility. As of June 2, 2009, our availability under the senior secured revolving credit facility, after giving consideration to $12.0 million outstanding letters of credit and the $28.9 million Florida bond, was $54.1 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture. We also have $209.9 million in senior convertible notes which mature in 2014 and in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, repurchase debt and stock, construct funeral homes on cemeteries of unaffiliated third parties and make acquisitions of or investments in death care or related businesses are attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing.
     We currently pay quarterly cash dividends of two and one-half cents per share on our Class A and B common stock, which amounted to $4.6 million for the six months ended April 30, 2009. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.6 million remains available as of April 30, 2009. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. In addition, during the second quarter of 2009, we purchased $4.0 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $18.6 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market at significant discounts. As a result of these transactions, we recorded a gain on early extinguishment of debt during the quarter ended April 30, 2009 of $8.7 million. Subsequent to April 30, 2009, we purchased an additional $10.0 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $7.5 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market which will result in a gain on early extinguishment of debt in the third quarter of 2009 of approximately $4.6 million.
     We are currently reviewing all of our tax accounting policies to determine opportunities to improve our current tax position. Several possible changes to current tax policies are being considered that could result in potential tax refunds or reductions in future tax payments. One of these potential changes, currently pending before the Internal Revenue Service, would allow us to recognize income for tax purposes with respect to certain amounts placed in trust at the time the related preneed contract is performed (and funds withdrawn from the trust) instead of at the time the cash is received from the customer (and placed in trust), as is the case under the current policy. This change would generally align our book and tax accounting for amounts placed in trust with respect to these contracts. If this change is approved by the Internal Revenue Service, the resulting refunds or reduced future tax payments could be as much as $30 million, which we could receive over the next 12 months. At this time, we cannot predict with certainty what, if any, refunds or reduced payments we will obtain.
Cash Flow
     Our operations provided cash of $29.1 million for the six months ended April 30, 2009, compared to $28.4 million for the corresponding period in 2008. The increase in operating cash flow is primarily due to collections of prior period sales exceeding receivables for new sales. In addition, we paid $10.7 million in net tax payments in the first half of 2008 compared to $3.4 million in the first half of 2009. These increases were partially offset by $1.3 million of cash outflows related to Hurricane Ike paid in the first six months of 2009, coupled with the timing of payments to vendors and the timing of payroll payments.
     Our investing activities resulted in a net cash outflow of $11.9 million for the six months ended April 30, 2009, compared to a net cash outflow of $24.1 million for the comparable period in 2008. The change is primarily due to net purchases of marketable securities of $9.7 million in the first half of 2008 compared to $0.1 million in the first half of 2009. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million. For the six months ended April 30, 2009, capital expenditures amounted to $10.7 million, which included $6.5 million for maintenance capital expenditures, $2.7 million for growth initiatives and $1.5 million related to the implementation of new business systems. For the six months ended April 30, 2008, capital expenditures were $13.4 million, which included $7.2 million for maintenance capital expenditures, $0.4 million for growth initiatives, $2.9 million related to Hurricane Katrina and $2.9 million related to the implementation of new business systems.
     Our financing activities resulted in a net cash outflow of $17.9 million for the six months ended April 30, 2009, compared to a net cash outflow of $40.6 million for the comparable period in 2008. This change is due to $37.3 million in stock repurchases made under our current stock repurchase plan in the first half of 2008. There were no stock repurchases during first half of 2009. This was offset by $13.5 million in repayments of long-term debt in the first half of 2009 due primarily to the purchases of our senior convertible notes that took place in the second quarter of 2009, compared to $0.2 million in repayments in the first half of 2008.
Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2009.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 — 3 years	3 — 5 years	5 years
Long-term debt obligations (1)	$427.5	$—	$—	$200.0	$227.5
Interest on long-term debt (2)	97.8	19.9	39.8	27.2	10.9
Operating and capital lease obligations (3)	28.3	2.3	6.0	3.5	16.5
Non-competition and other agreements (4)	1.9	.4	.8	.2	.5

	$555.5	$22.6	$46.6	$230.9	$255.4

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of June 3, 2009.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 14 years, except for seven leases that expire between 2032 and 2039. Our future minimum lease payments as of April 30, 2009 are $2.3 million, $3.5 million, $2.5 million, $2.0 million, $1.5 million and $16.5 million for the years ending October 31, 2009, 2010, 2011, 2012, 2013 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses and separation pay related to former executive officers.

     The following table details our known potential or possible future cash payments related to various contingent obligations (in millions) as of April 30, 2009.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$14.7	$14.7	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	5.2	—	—	—	5.2

	$19.9	$14.7	$—	$—	$5.2

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $14.7 million as of April 30, 2009. As of April 30, 2009, we had unrealized losses of $66.0 million in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3.5 million.

(2)	We adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on November 1, 2007. In accordance with the provisions of FIN 48, as of April 30, 2009, we have recorded $5.2 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
     As of June 3, 2009, our outstanding debt balance was $410.0 million, consisting of $209.9 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of June 3, 2009.

	Senior			Other, Principally
	Secured			Seller
	Revolving	Senior		Financing
	Credit	Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2009	$—	$—	$—	$—	$—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
Thereafter	—	209.9	—	.1	210.0

Total long-term debt	$—	$209.9	$200.0	$.1	$410.0

     Our outstanding debt balance was reduced between April 30, 2009 and June 3, 2009 due to the additional $17.5 million in senior convertible note purchases taking place after the end of our second fiscal quarter.

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of April 30, 2009 consist of the following items:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on December 18, 2008. For a discussion of fair market value as of April 30, 2009 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
     As of April 30, 2009 and October 31, 2008, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $432.2 million and $455.1 million, respectively, compared to fair values of $334.3 million and $331.6 million, respectively. Fair values were determined using quoted market prices. As of April 30, 2009, each approximate 10 percent, or 105 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $14.5 million in the fair value of these instruments. As of October 31, 2008, each approximate 10 percent, or 115 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $17.6 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
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
Changes in Internal Control over Financial Reporting
     As of November 1, 2008, the Company began the implementation of Hanlon Management Information Systems (“HMIS”), which is an integrated software system targeted specifically to the death care industry in areas such as customer data, billing information, products and services sold and/or delivered, collections, accounts receivables and property inventory. As of April 30, 2009, the implementation was complete on regions covering approximately 25 percent of consolidated revenue and 11 percent of consolidated gross profit. The Company expects the implementation to be completed in all of its regions by the end of fiscal year 2009. In connection with this implementation, the Company expects to improve its internal controls over financial reporting by increasing its reliance on automated controls. During the first half of 2009, the Company supplemented its automated internal controls with additional manual and detective controls as it implemented the new system. There was a particular focus on revenue completeness and cut-off with additional manual and analytic procedures performed during the transition to the new system.
     With the exception of the HMIS implementation described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K, except for the following:
     Our 2008 Form 10-K described the risks associated with the refinancing of our $125.0 million senior secured credit facility which was set to mature in November 2009. On June 2, 2009, we entered into a new $95.0 million senior secured revolving credit facility which replaced the former facility. See Note 16 to the condensed consolidated financial statements for additional information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended April 30, 2009, there were no stock repurchases under our current $75.0 million stock repurchase program. As of April 30, 2009, there is $26.6 million remaining available under this program.

Item 4. Submission of Matters to a Vote of Security Holders
     Our 2009 annual meeting of shareholders was held on April 2, 2009. All director nominees were elected. The voting tabulation was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Thomas J. Crawford	104,512,063	12,132,973
Thomas M. Kitchen	100,918,744	15,726,292
Alden J. McDonald, Jr.	100,989,465	15,655,571
James W. McFarland	99,751,506	16,893,530
Ronald H. Patron	100,285,240	16,359,796
Michael O. Read	99,769,755	16,875,281
Ashton J. Ryan, Jr.	101,001,113	15,643,923
Frank B. Stewart, Jr.	97,969,999	18,675,037
     In addition, the proposal to ratify the retention of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ended October 31, 2009 was approved. The voting tabulation was as follows: 115,131,552 votes for, 1,458,233 votes against and 55,251 abstentions.
Item 5. Other Information
(a)	During the quarter ended April 30, 2009, the Compensation Committee of the Board of Directors made certain salary level and bonus opportunity reductions for certain executive officers. The salary levels and fiscal 2009 bonus opportunities for each of the current executive officers whose compensation was required to be disclosed in the Company’s most recent proxy statement are as follows:

		Maximum Bonus
Name and Position	Salary	Opportunity
Thomas J. Crawford President and Chief Executive Officer	$600,000	160%
Thomas M. Kitchen Senior Executive Vice President and Chief Financial Officer	$400,000	140%
G. Kenneth Stephens, Jr. Senior Vice President of Sales	$350,000	100%
Lawrence B. Hawkins Executive Vice President and President, Investors Trust, Inc.	$400,000	100%
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-42336) filed with the Commission on October 7, 1991)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.10	Registration Rights Agreement dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.2	Amended and Restated Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.3	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.4	Retirement Agreement by and between the Company and Brent F. Heffron dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2009)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
June 9, 2009	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

June 9, 2009	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer