Form 10-Q
period 2009-07-31
STEWART ENTERPRISES INC
filed 2009-09-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2009
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
Yes ☐      No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2009, was 89,119,832 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2009	2008
Revenues:
Funeral	$66,017	$68,558
Cemetery	51,735	61,870

	117,752	130,428

Costs and expenses:
Funeral	51,607	53,524
Cemetery	46,812	48,906

	98,419	102,430

Gross profit	19,333	27,998
Corporate general and administrative expenses	(8,089)	(8,188)
Hurricane related charges, net	(46)	(341)
Gains on dispositions and impairment (losses), net	(117)	25
Other operating income, net	397	407

Operating earnings	11,478	19,901
Interest expense	(5,299)	(6,000)
Gain on early extinguishment of debt	8,533	—
Investment and other income, net	12	593

Earnings before income taxes	14,724	14,494
Income taxes	3,886	5,365

Net earnings	$10,838	$9,129

Net earnings per common share:
Basic	$.12	$.10

Diluted	$.12	$.10

Weighted average common shares outstanding (in thousands):
Basic	91,936	92,203

Diluted	92,118	92,414

Dividends declared per common share	$.025	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2009	2008
Revenues:
Funeral	$209,007	$218,862
Cemetery	154,693	178,658

	363,700	397,520

Costs and expenses:
Funeral	157,817	163,260
Cemetery	137,872	143,558

	295,689	306,818

Gross profit	68,011	90,702
Corporate general and administrative expenses	(22,601)	(24,226)
Hurricane related charges, net	(566)	(351)
Separation charges	(275)	—
Gains on dispositions and impairment (losses), net	(215)	153
Other operating income, net	960	753

Operating earnings	45,314	67,031
Interest expense	(17,088)	(17,981)
Gain on early extinguishment of debt	17,204	—
Investment and other income, net	85	1,670

Earnings before income taxes	45,515	50,720
Income taxes	15,759	18,766

Net earnings	$29,756	$31,954

Net earnings per common share:
Basic	$.32	$.34

Diluted	$.32	$.34

Weighted average common shares outstanding (in thousands):
Basic	91,883	94,504

Diluted	91,936	94,676

Dividends declared per common share	$.075	$.075

See accompanying notes to condensed consolidated financial statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31, 2009	October 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$71,214	$72,574
Marketable securities	—	55
Receivables, net of allowances	62,205	59,129
Inventories	36,256	35,870
Prepaid expenses	9,279	7,317
Deferred income taxes, net	18,604	8,798

Total current assets	197,558	183,743
Receivables due beyond one year, net of allowances	63,142	70,671
Preneed funeral receivables and trust investments	378,096	368,412
Preneed cemetery receivables and trust investments	191,135	182,141
Goodwill	247,236	247,236
Cemetery property, at cost	385,946	377,271
Property and equipment, at cost:
Land	42,244	42,244
Buildings	327,243	319,463
Equipment and other	184,571	178,534

	554,058	540,241
Less accumulated depreciation	254,618	236,066

Net property and equipment	299,440	304,175
Deferred income taxes, net	134,658	179,515
Cemetery perpetual care trust investments	197,858	173,090
Non-current assets held for sale	1,663	1,787
Other assets	15,695	16,474

Total assets	$2,112,427	$2,104,515

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31, 2009	October 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5	$20
Accounts payable	23,828	27,652
Accrued payroll and other benefits	14,824	14,133
Accrued insurance	20,765	21,287
Accrued interest	6,310	5,864
Estimated obligation to fund cemetery perpetual care trust	14,134	13,281
Other current liabilities	14,260	16,198
Income taxes payable	2,302	2,061

Total current liabilities	96,428	100,496
Long-term debt, less current maturities	391,747	450,095
Deferred preneed funeral revenue	245,411	245,182
Deferred preneed cemetery revenue	272,685	275,835
Deferred preneed funeral and cemetery receipts held in trust	499,362	475,420
Perpetual care trusts’ corpus	196,835	171,371
Other long-term liabilities	21,471	20,479

Total liabilities	1,723,939	1,738,878

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,119,832 and 88,693,127 shares at July 31, 2009 and October 31, 2008, respectively	89,120	88,693
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2009 and October 31, 2008; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	529,574	536,902
Accumulated deficit	(233,794)	(263,550)
Accumulated other comprehensive income:
Unrealized appreciation of investments	33	37

Total accumulated other comprehensive income	33	37

Total shareholders’ equity	388,488	365,637

Total liabilities and shareholders’ equity	$2,112,427	$2,104,515

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation of	Shareholders’
	Stock(1)	Capital	Deficit	Investments	Equity
Balance October 31, 2008	$92,248	$536,902	$(263,550)	$37	$365,637

Comprehensive income (loss):
Net earnings	—	—	29,756	—	29,756

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $2	—	—	—	(4)	(4)

Total other comprehensive loss	—	—	—	(4)	(4)

Total comprehensive income (loss)	—	—	29,756	(4)	29,752

Restricted stock activity	273	184	—	—	457
Issuance of common stock	166	364	—	—	530
Stock option expense	—	896	—	—	896
Tax benefit associated with stock activity	—	(120)	—	—	(120)
Purchase and retirement of common stock	(12)	(40)	—	—	(52)
Retirement of call options, net of tax expense of $1,789	—	3,322	—	—	3,322
Retirement of common stock warrants	—	(4,981)	—	—	(4,981)
Dividends ($.075 per share)	—	(6,953)	—	—	(6,953)

Balance July 31, 2009	$92,675	$529,574	$(233,794)	$33	$388,488

(1)	Amount includes 89,120 and 88,693 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2009 and October 31, 2008, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$29,756	$31,954
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	215	(153)
Gain on early extinguishment of debt	(17,204)	—
Depreciation and amortization	22,060	21,188
Provision for doubtful accounts	6,610	5,742
Share-based compensation	1,732	2,519
Excess tax benefits from share-based payment arrangements	—	(171)
Provision for deferred income taxes	12,994	5,844
Estimated obligation to fund cemetery perpetual care trust	3,222	—
Other	146	(115)
Changes in assets and liabilities:
(Increase) decrease in receivables	6,736	(3,902)
Increase in prepaid expenses	(1,962)	(2,574)
Decrease in inventories and cemetery property	(639)	(2,072)
Federal income tax refund	12,000	—
Decrease in accounts payable and accrued expenses	(8,068)	(477)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	16,245	7,711
Increase (decrease) in deferred preneed funeral revenue	229	(5,767)
Decrease in deferred preneed funeral receipts held in trust	(13,288)	(5,395)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	7,530	(52)
Decrease in deferred preneed cemetery revenue	(10,620)	(4,652)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(5,222)	3,712
Increase (decrease) in other	1,118	(1,087)

Net cash provided by operating activities	63,590	52,253

Cash flows from investing activities:
Proceeds from sales of marketable securities	250	20,219
Purchases of marketable securities	(199)	(19,955)
Proceeds from sale of assets	494	358
Purchase of subsidiaries and other investments, net of cash acquired	(1,923)	(1,378)
Additions to property and equipment	(15,029)	(20,370)
Other	37	75

Net cash used in investing activities	(16,370)	(21,051)

Cash flows from financing activities:
Repayments of long-term debt	(39,901)	(190)
Issuance of common stock	225	1,659
Retirement of call options	5,111	—
Purchase and retirement of common stock	(52)	(48,627)
Retirement of common stock warrants	(4,981)	—
Debt refinancing costs	(2,029)	—
Dividends	(6,953)	(7,067)
Excess tax benefits from share-based payment arrangements	—	171

Net cash used in financing activities	(48,580)	(54,054)

Net decrease in cash	(1,360)	(22,852)
Cash and cash equivalents, beginning of period	72,574	71,545

Cash and cash equivalents, end of period	$71,214	$48,693

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(8,168)	$11,767
Interest	$15,647	$15,799

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$305	$923
Issuance of restricted stock, net of forfeitures	$22	$260
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2009, the Company owned and operated 220 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. As discussed in Note 9, effective for the second quarter of fiscal year 2009, the Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of July 31, 2009, and for the three and nine months ended July 31, 2009 and 2008, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”).
     The October 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2008 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2008 Form 10-K.
     The results of operations for the three and nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2009.
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
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2008 Form 10-K. Net earnings for the three months ended July 31, 2009 and 2008 include $287 and $481, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. Net earnings for the nine months ended July 31, 2009 and 2008 include $896 and $1,431, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of July 31, 2009, there was $1,544 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.28 years of which $1,116 of total stock option expense is expected for fiscal year 2009. The expense related to restricted stock is reflected in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
earnings and amounted to $186 and $187 for the three months ended July 31, 2009 and 2008, respectively, and $531 and $557 for the nine months ended July 31, 2009 and 2008, respectively.
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
     The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2009:

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
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended July 31, 2009: expected dividend yield of 3.6 percent; expected volatility of 38.5 percent; risk-free interest rate of 1.6 percent; and an expected term of 4.8 years. In the first quarter of 2009, the Company granted 297,000 shares of restricted stock with market conditions based on achieving certain target stock prices in the years 2009, 2010 and 2011. The Company records the expense over the requisite service period.
     (f) Goodwill
     The Company’s evaluation of the goodwill of its operations previously consisted of 13 reporting units as described in the Company’s 2008 Form 10-K. As discussed in Note 9, in the second quarter of 2009, the Company eliminated its two geographical divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure, which resulted in a change to the Company’s operating and reportable segments from five to three segments. In conjunction with the reorganization, the Company has re-evaluated its reporting units for its evaluation of goodwill and has reduced the number of reporting units from 13 to eight reporting units.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     (g) Reclassifications
     Certain reclassifications have been made to the 2008 condensed consolidated balance sheet and statement of cash flows in order for these periods to be comparable. These reclassifications had no effect on net earnings or operating cash flows.
     During the Company’s review of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”),” the Company determined that balances historically designated as “non-controlling interest in funeral and cemetery trusts” and “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet do not meet the criteria for noncontrolling interests as prescribed by SFAS No. 160. SFAS No. 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a noncontrolling interest in the consolidated financial statements. The interest related to the Company’s funeral and cemetery merchandise and services trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from the Company’s cemetery perpetual care trusts are used to support the maintenance of its cemeteries and the Company cannot access the initial corpus, the Company believes the interest in these trusts also retains the characteristics of a liability.
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
(2) New Accounting Principles
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which the Company adopted effective November 1, 2008. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
     In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price. The Company adopted FSP FAS 157-4 effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009. The adoption of FSP FAS 157-4 had no impact on the Company’s consolidated results of operations, financial position or cash flows.
     In April 2009, FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) was issued. FSP FAS 107-1 and APB 28-1 require companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. The Company adopted FSP FAS 107-1 and APB 28-1 effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009 and included the required disclosures in Note 16.
     In April 2009, FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) was issued. FSP FAS 115-2 modifies the requirements for recognizing other than temporary impairment on debt securities and significantly changes the impairment model for such securities. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company adopted FSP FAS 115-2 effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009 and included the required disclosures in Notes 3, 4 and 5. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
     In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 applies to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted SFAS No. 165 effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009 and included the required disclosures in Note 19.
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
     In May 2008, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) was issued. FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial statements. While the Company does not expect any impact on its net cash flows, the Company does expect to record higher interest expense in fiscal 2010 as a result of the adoption of FSP APB 14-1. Based upon the face value of debt outstanding as of August 31, 2009, the Company anticipates recording interest expense of approximately $10,000 to $12,000 compared to the approximate $6,000 that will be paid in cash to bondholders according to the stated coupon rates. This is expected to reduce net earnings, after tax, in fiscal 2010 by approximately $2,750 to $3,500.
     In June 2008, FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) was issued. FSP EITF 03-6-1 states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.
     In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”). SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, SFAS No. 166 eliminates the concept of a qualifying special-purpose entity. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its consolidated financial statements.
     In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) and amends the consolidation guidance for variable interest entities. Additionally, SFAS No. 167

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.
     In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 requires the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the Securities and Exchange Commission (“SEC”). FASB ASC significantly changes the way financial statement preparers, auditors and academics perform accounting research. This statement is effective for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s fiscal year ending October 31, 2009. The Company does not expect SFAS No. 168 to have a material impact on its consolidated financial statements.
(3) Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care, the activity of which is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2009 and October 31, 2008 are as follows:

	July 31,	October 31,
	2009	2008
Trust assets	$347,525	$336,782
Receivables from customers	42,617	44,796

	390,142	381,578
Allowance for cancellations	(12,046)	(13,166)

Preneed funeral receivables and trust investments	$378,096	$368,412

     The cost and market values associated with preneed funeral merchandise and services trust assets as of July 31, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the funeral merchandise and services trust assets below reflects realized losses of approximately $34 during the quarter ended July 31, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)

	July 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$40,982	$—	$—	$40,982
U.S. Government, agencies and municipalities	7,046	236	(1)	7,281
Corporate bonds	52,176	1,490	(3,534)	50,132
Preferred stocks	63,015	25	(11,071)	51,969
Common stocks	257,069	886	(114,129)	143,826
Mutual funds:
Equity	28,865	14	(8,262)	20,617
Fixed income	15,964	109	(1,114)	14,959
Insurance contracts and other long-term investments	19,245	109	(2,603)	16,751

Trust investments	$484,362	$2,869	$(140,714)	346,517

Market value as a percentage of cost					71.5%

Accrued investment income				1,008

Trust assets				$347,525

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2008 are detailed below.

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$35,355	$—	$—	$35,355
U.S. Government, agencies and municipalities	11,585	157	(4)	11,738
Corporate bonds	56,661	67	(9,078)	47,650
Preferred stocks	68,300	12	(21,906)	46,406
Common stocks	272,598	1,847	(124,156)	150,289
Mutual funds:
Equity	28,972	10	(9,680)	19,302
Fixed income	6,256	1	(1,084)	5,173
Insurance contracts and other long-term investments	19,645	104	(63)	19,686

Trust investments	$499,372	$2,198	$(165,971)	$335,599

Market value as a percentage of cost					67.2%

Accrued investment income				1,183

Trust assets				$336,782

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2009
Due in one year or less	$2,449
Due in one to five years	34,961
Due in five to ten years	19,975
Thereafter	28

$57,413

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust. As of July 31, 2009, the Company has outstanding covered calls with a market value of $507. These covered calls constitute a hedge on $14,800, or approximately 10.3 percent, of the common stock portion of the Company’s portfolio within the funeral merchandise and services trust and also provide an opportunity for income. For the nine months ended July 31, 2009, the Company realized trust earnings of approximately $600 related to the covered call program.
     The Company adopted FSP FAS 115-2 as of the quarter ended July 31, 2009 for the debt security investments in its funeral trust portfolio. In conjunction with its quarterly evaluation of the investments in its trusts as of July 31, 2009, the Company had to determine whether impairments in its debt securities were temporary or other than temporary in nature. Based on the analysis performed by the Company, it does not consider any of its debt security investments in the funeral merchandise and services trust to be other than temporarily impaired as of July 31, 2009.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS No. 157. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are primarily U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the SFAS No. 157 valuation hierarchy.
     The Company’s Level 3 investments include insurance contracts and partnership investments. The valuation of insurance contracts and partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the insurance contracts was obtained from the insurance companies’ sites showing the current face value of the contracts which is deemed to approximate fair market value. The fair market value of the partnership investments was determined by using their most recent audited financial statements and assessing the market value of the underlying securities within the partnership.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

July 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value

Trust investments	$228,424	$109,382	$8,711	$346,517
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$11,299
Total unrealized losses included in other comprehensive income (1)	(2,554)
Purchases, sales, contributions, and distributions, net	(34)

Fair market value, July 31, 2009	$8,711

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2009		2008	2009		2008
Purchases	$10,198		$10,153	$11,776		$19,009
Sales	15,372		7,743	24,500		20,517
Realized gains from sales of investments	710		731	1,702		2,169
Realized losses from sales of investments and other	(511	) (1)	(309)	(9,404	) (2)	(620)
Deposits	6,442		8,129	19,456		24,111
Withdrawals	9,202		11,362	32,101		35,499

(1)	Includes $477 in losses from the sale of investments and $34 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the quarter ended July 31, 2009 it did not have the intent to hold until they recover in value.

(2)	Includes $964 in losses from the sale of investments and $8,440 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the nine months ended July 31, 2009 it did not have the intent to hold until they recover in value.
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2009 and October 31, 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

	July 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$20	$(1)	$20	$(1)
Corporate bonds	914	(37)	18,276	(3,497)	19,190	(3,534)
Preferred stocks	2,083	(130)	49,097	(10,941)	51,180	(11,071)
Common stocks	11,411	(3,729)	120,511	(110,400)	131,922	(114,129)
Mutual funds:
Equity	4,836	(1,309)	15,663	(6,953)	20,499	(8,262)
Fixed income	1,311	(4)	4,320	(1,110)	5,631	(1,114)
Insurance contracts and other long-term investments	—	—	3,219	(2,603)	3,219	(2,603)

Total	$20,555	$(5,209)	$211,106	$(135,505)	$231,661	$(140,714)

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$1,147	$(3)	$21	$(1)	$1,168	$(4)
Corporate bonds	20,609	(2,027)	21,258	(7,051)	41,867	(9,078)
Preferred stocks	9,055	(6,686)	36,445	(15,220)	45,500	(21,906)
Common stocks	51,658	(25,033)	86,718	(99,123)	138,376	(124,156)
Mutual funds:
Equity	16,557	(8,200)	2,628	(1,480)	19,185	(9,680)
Fixed income	67	—	5,079	(1,084)	5,146	(1,084)
Insurance contracts and other long-term investments	3,510	—	58	(63)	3,568	(63)

Total	$102,603	$(41,949)	$152,207	$(124,022)	$254,810	$(165,971)

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2009, 89 percent, or $125,200, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 42 percent of the Company’s preneed funeral trust portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which has experienced a significant decline in market value due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company defers all dividends and interest earned and net capital gains and losses realized by its preneed funeral merchandise and services trust until the underlying service or merchandise is delivered. Unrealized capital gains and losses are not allocated to contracts. When a contract is delivered, the earned interest, dividends and net realized capital gain or loss which have been allocated to the contract are recognized as components of revenue along with the original contract sales price.

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

(4)	Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2009 and October 31, 2008 are as follows:

	July 31,	October 31,
	2009	2008
Trust assets	$161,015	$148,533
Receivables from customers	36,891	39,868

	197,906	188,401
Allowance for cancellations	(6,771)	(6,260)

Preneed cemetery receivables and trust investments	$191,135	$182,141

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the cemetery merchandise and services trust assets below reflects realized losses of approximately $20 during the quarter ended July 31, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

	July 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$22,347	$—	$—	$22,347
U.S. Government, agencies and municipalities	10,870	673	—	11,543
Corporate bonds	10,688	508	(427)	10,769
Preferred stocks	23,643	25	(4,558)	19,110
Common stocks	131,969	612	(59,329)	73,252
Mutual funds:
Equity	30,291	3	(10,884)	19,410
Fixed income	3,555	17	(6)	3,566
Other long-term investments	623	—	(9)	614

Trust investments	$233,986	$1,838	$(75,213)	160,611

Market value as a percentage of cost					68.6%

Accrued investment income				404

Trust assets				$161,015

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2008 are detailed below.

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,939	$—	$—	$15,939
U.S. Government, agencies and municipalities	12,960	647	(5)	13,602
Corporate bonds	12,399	15	(1,859)	10,555
Preferred stocks	25,589	1	(8,828)	16,762
Common stocks	140,654	303	(67,576)	73,381
Mutual funds:
Equity	30,291	—	(12,575)	17,716
Fixed income	19	—	(6)	13
Other long-term investments	107	—	(15)	92

Trust investments	$237,958	$966	$(90,864)	$148,060

Market value as a percentage of cost					62.2%

Accrued investment income				473

Trust assets				$148,533

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2009
Due in one year or less	$3,592
Due in one to five years	12,012
Due in five to ten years	6,534
Thereafter	174

$22,312

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust. As of July 31, 2009, the Company has outstanding covered calls with a market value of $284. These covered calls constitute a hedge on $9,365, or approximately 12.8 percent, of the common stock portion of the Company’s portfolio within the cemetery merchandise and services trust and also provide an opportunity for income. For the nine months ended July 31, 2009, the Company realized trust earnings of approximately $250 related to the covered call program.
     The Company adopted FSP FAS 115-2 as of the quarter ended July 31, 2009 for the debt security investments in its cemetery merchandise and services trust portfolio. In conjunction with its quarterly evaluation of the investments in its trusts as of July 31, 2009, the Company had to determine whether impairments in its debt securities were temporary or other than temporary in nature. Based on the analysis performed by the Company, it does not consider any of its debt security investments in the cemetery merchandise and services trust to be other than temporarily impaired as of July 31, 2009.
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
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

July 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments	$119,076	$41,535	$—	$160,611
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2009		2008	2009		2008
Purchases	$4,444		$7,302	$7,870		$13,933
Sales	6,966		3,356	11,464		10,014
Realized gains from sales of investments	233		501	611		1,339
Realized losses from sales of investments and other	(776	) (1)	(89)	(6,526	) (2)	(285)
Deposits	4,370		4,815	12,692		13,432
Withdrawals	4,641		4,327	13,023		14,897

(1)	Includes $756 in losses from the sale of investments and $20 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the quarter ended July 31, 2009 it did not have the intent to hold until they recover in value.

(2)	Includes $3,230 in losses from the sale of investments and $3,296 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the nine months ended July 31, 2009 it did not have the intent to hold until they recover in value.
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2009 and October 31, 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

	July 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$2,129	$(427)	$2,129	$(427)
Preferred stocks	827	(36)	17,977	(4,522)	18,804	(4,558)
Common stocks	9,692	(3,485)	58,485	(55,844)	68,177	(59,329)
Mutual funds:
Equity	457	(126)	18,825	(10,758)	19,282	(10,884)
Fixed income	583	(2)	15	(4)	598	(6)
Other long-term investments	—	—	10	(9)	10	(9)

Total	$11,559	$(3,649)	$97,441	$(71,564)	$109,000	$(75,213)

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$458	$(3)	$201	$(2)	$659	$(5)
Corporate bonds	5,371	(312)	3,819	(1,547)	9,190	(1,859)
Preferred stocks	4,587	(3,128)	12,069	(5,700)	16,656	(8,828)
Common stocks	18,227	(12,604)	51,495	(54,972)	69,722	(67,576)
Mutual funds:
Equity	13,599	(10,201)	4,117	(2,374)	17,716	(12,575)
Fixed income	—	—	13	(6)	13	(6)
Other long-term investments	—	—	40	(15)	40	(15)

Total	$42,242	$(26,248)	$71,754	$(64,616)	$113,996	$(90,864)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2009, 85 percent, or $63,887, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 46 percent of the Company’s preneed cemetery merchandise and service trusts portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which has experienced a significant decline in market value due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company defers all dividends and interest earned and net capital gains and losses realized by its preneed cemetery merchandise and services trust until the underlying service or merchandise is delivered. Unrealized capital gains and losses are not allocated to contracts. When a contract is delivered, the earned interest, dividends and net realized capital gain or loss which have been allocated to the contract are recognized as components of revenue along with the original contract sales price.

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

(5)	Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,541 and $2,635 for the three months ended July 31, 2009 and 2008, respectively, and $5,342 and $8,040 for the nine months ended July 31, 2009 and 2008, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of July 31, 2009 are detailed below. Based on the Company’s quarterly evaluation, the cost basis of the cemetery perpetual care trusts below reflects realized losses of approximately $23 during the quarter ended July 31, 2009 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

	July 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,513	$—	$—	$16,513
U.S. Government, agencies and municipalities	5,530	377	(86)	5,821
Corporate bonds	47,236	1,653	(2,063)	46,826
Preferred stocks	63,639	—	(17,107)	46,532
Common stocks	106,119	2,960	(45,975)	63,104
Mutual funds:
Equity	6,821	—	(1,742)	5,079
Fixed income	12,137	1,139	(409)	12,867
Other long-term investments	486	1	(183)	304

Trust investments	$258,481	$6,130	$(67,565)	197,046

Market value as a percentage of cost					76.2%

Accrued investment income				812

Trust assets				$197,858

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2008 are detailed below.

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,920	$—	$—	$16,920
U.S. Government, agencies and municipalities	8,739	292	(96)	8,935
Corporate bonds	44,287	397	(5,709)	38,975
Preferred stocks	67,514	—	(26,299)	41,215
Common stocks	106,347	3,427	(50,431)	59,343
Mutual funds:
Equity	6,740	—	(2,103)	4,637
Fixed income	2,086	—	(472)	1,614
Other long-term investments	594	28	(11)	611

Trust investments	$253,227	$4,144	$(85,121)	$172,250

Market value as a percentage of cost					68.0%

Accrued investment income				840

Trust assets				$173,090

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2009
Due in one year or less	$2,864
Due in one to five years	33,072
Due in five to ten years	16,160
Thereafter	551

$52,647

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust. As of July 31, 2009, the Company has outstanding covered calls with a market value of $274. These covered calls constitute a hedge on $8,442, or approximately 13.4 percent, of the common stock portion of the Company’s portfolio within the cemetery perpetual care trust and also provide an opportunity for current income. For the nine months ended July 31, 2009, the Company realized trust earnings of approximately $200 related to the covered call program.
     The Company adopted FSP FAS 115-2 as of the quarter ended July 31, 2009 for the debt security investments in its cemetery perpetual care trust portfolio. In conjunction with its quarterly evaluation of the investments in its trusts as of July 31, 2009, the Company had to determine whether impairments in its debt securities were temporary or other than temporary in nature. Based on the analysis performed by the Company, it does not consider any of its debt security investments in the cemetery perpetual care trust to be other than temporarily impaired as of July 31, 2009.
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
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are primarily U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the SFAS No. 157 valuation hierarchy.
     The Company’s Level 3 investments include an investment in a partnership. The valuation of partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the partnership investments was determined by using its most recent audited financial statements and assessing the market value of the underlying securities within the partnership.
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

July 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair market
	(Level 1)	(Level 2)	(Level 3)	value
Trust investments	$97,663	$99,179	$204	$197,046
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$611
Total unrealized losses included in other comprehensive income (1)	(177)
Transfers out of Level 3 category	(230)

Fair market value, July 31, 2009	$204

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the net realized losses. As of October 31, 2008, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 losses of $13,281, which was recognized as a realized loss in the consolidated statement of earnings for the year ended October 31, 2008 in cemetery costs. The Company recorded an additional $23 and $3,222 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the quarter and nine months ended July 31, 2009, respectively. The Company contributed approximately $734 to the trusts as part of its funding obligation during the nine months ended July 31, 2009. The Company also had earnings of $614 and $1,635 for the three and nine months ended July 31, 2009, respectively, within the trusts that it did not withdraw from the trusts in order to satisfy its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3,500.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2009		2008	2009		2008
Purchases	$1,721		$16,376	$9,590		$46,640
Sales	1,492		17,841	3,345		42,899
Realized gains from sales of investments	85		865	619		3,063
Realized losses from sales of investments and other	(26	)(1)	—	(3,235	)(2)	(7)
Deposits	2,526		2,186	6,747	(3)	6,147
Withdrawals	1,182		2,350	4,136		7,351

(1)	Includes $23 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the quarter ended July 31, 2009 it did not have the intent to hold until they recover in value.

(2)	Includes $16 in losses from the sale of investments and $3,219 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined during the nine months ended July 31, 2009 it did not have the intent to hold until they recover in value.

(3)	Includes $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the nine months ended July 31, 2009, respectively.
     During the three months ended July 31, 2009 and 2008, cemetery revenues were $51,735 and $61,870, respectively, of which $1,972 and $2,209, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2009 and 2008, cemetery revenues were $154,693 and $178,658, respectively, of which $5,625 and $6,820, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2009 and October 31, 2008.

	July 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$146	$(4)	$131	$(82)	$277	$(86)
Corporate bonds	5,958	(948)	8,640	(1,115)	14,598	(2,063)
Preferred stocks	1,942	(4,415)	44,589	(12,692)	46,531	(17,107)
Common stocks	5,809	(1,107)	50,642	(44,868)	56,451	(45,975)
Mutual funds:
Equity	1,642	(452)	3,271	(1,290)	4,913	(1,742)
Fixed income	8	—	1,034	(409)	1,042	(409)
Other long-term investments	—	—	201	(183)	201	(183)

Total	$15,505	$(6,926)	$108,508	$(60,639)	$124,013	$(67,565)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$324	$(1)	$627	$(95)	$951	$(96)
Corporate bonds	15,652	(2,352)	12,281	(3,357)	27,933	(5,709)
Preferred stocks	8,752	(6,227)	32,463	(20,072)	41,215	(26,299)
Common stocks	17,832	(8,252)	34,352	(42,179)	52,184	(50,431)
Mutual funds:
Equity	4,501	(2,075)	90	(28)	4,591	(2,103)
Fixed income	258	(14)	1,078	(458)	1,336	(472)
Other long-term investments	—	—	(12)	(11)	(12)	(11)

Total	$47,319	$(18,921)	$80,879	$(66,200)	$128,198	$(85,121)

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2009, 93 percent, or $63,082, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 32 percent of the Company’s cemetery perpetual care trusts portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which has experienced a significant decline in market value due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at July 31, 2009 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$347,525	$161,015	$508,540
Less:
Pending withdrawals	(7,716)	(6,423)	(14,139)
Pending deposits	2,818	2,143	4,961

Deferred receipts held in trust	$342,627	$156,735	$499,362

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)
     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at July 31, 2009 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$197,858
Less:
Pending withdrawals	(1,862)
Pending deposits	839

Perpetual care trusts’ corpus	$196,835

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2009 and 2008 are detailed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Realized gains from sales of investments	$1,028	$2,097	$2,932	$6,571
Realized losses from sales of investments and other	(1,313)	(398)	(19,165)	(912)
Interest income, dividend and other ordinary income	6,355	7,876	19,544	23,292
Trust expenses and income taxes	(2,106)	(2,639)	(6,203)	(8,415)

Net trust investment income (loss)	3,964	6,936	(2,892)	20,536
Investment income (loss) of deferred preneed funeral and cemetery receipts held in trust	(2,453)	(4,259)	5,160	(11,947)
Investment loss of perpetual care trusts’ corpus	(1,511)	(2,677)	(2,268)	(8,589)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	12	593	85	1,670

Total investment and other income, net	$12	593	$85	1,670

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
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
     On March 26, 2009, the court denied plaintiffs’ motion for class certification. The United States Court of Appeals for the Fifth Circuit denied plaintiffs’ petition for permission to appeal on June 19, 2009, and denied plaintiffs’ motion for reconsideration on July 29, 2009.
     In Re: State Attorney General Civil Investigative Demands - On August 4, 2005, the Attorney General for the State of Maryland issued a civil investigative demand to the Company seeking documents and information relating to funeral and cemetery goods and services. Subsequently, the Attorneys General for the States of Florida and Connecticut issued a similar civil investigative demand to the Company. In May 2009, the Office of the Connecticut Attorney General advised the Company that it had closed its investigation with no further action required. During August 2009, the Company received oral confirmations from the Offices of the Attorneys General for the States of Florida and Maryland that they have closed their investigations also, with no further action required.
Other Litigation
     The Company is a defendant in a variety of other litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, the Company had $13,281 recorded as a liability for an estimated probable funding obligation as

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
an increase in cemetery costs in fiscal year 2008 and recorded an additional $23 and $3,222 for the estimated probable funding obligation in the three and nine months ended July 31, 2009, respectively. As of July 31, 2009, the Company had unrealized losses of approximately $51,973 in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $6.1 million and $7.0 million as of July 31, 2009 and October 31, 2008, respectively.
     The Company is required to maintain a bond ($27,047 as of July 31, 2009) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
Three Months Ended July 31, 2009	(Numerator)	(Denominator)	Data
Net earnings	$10,838
Basic earnings per common share:
Net earnings available to common shareholders	$10,838	91,936	$.12

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		182

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$10,838	92,118	$.12

	Earnings	Shares	Per Share
Three Months Ended July 31, 2008	(Numerator)	(Denominator)	Data
Net earnings	$9,129
Basic earnings per common share:
Net earnings available to common shareholders	$9,129	92,203	$.10

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		211

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$9,129	92,414	$.10

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
Nine Months Ended July 31, 2009	(Numerator)	(Denominator)	Data
Net earnings	$29,756
Basic earnings per common share:
Net earnings available to common shareholders	$29,756	91,883	$.32

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		53

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$29,756	91,936	$.32

	Earnings	Shares	Per Share
Nine Months Ended July 31, 2008	(Numerator)	(Denominator)	Data
Net earnings	$31,954
Basic earnings per common share:
Net earnings available to common shareholders	$31,954	94,504	$.34

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		172

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised and restricted stock	$31,954	94,676	$.34

     During the three and nine months ended July 31, 2009, options to purchase 1,556,373 and 1,631,653 shares, respectively, of common stock at prices ranging from $5.06 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding for the nine months ended July 31, 2009 exclude the effect of approximately 278,681 options because such options were not dilutive. These options expire between December 20, 2011 and January 5, 2016.
     Options to purchase 361,549 and 316,455 shares of common stock at prices ranging from $7.65 to $8.24 per share for the three and nine months ended July 31, 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding for the three and nine months ended July 31, 2008 exclude the effect of approximately 468,210 and 457,264 options, respectively, because such options were not dilutive.
     For the three and nine months ended July 31, 2009, 438,000 market based stock options and 612,000 market and performance based shares of restricted stock were not dilutive. For the three and nine months ended July 31, 2008, 697,500 market based stock options and 415,000 market and performance based shares of restricted stock were not dilutive. The market based stock options and the market and performance based restricted stock were not dilutive because the market conditions or performance conditions for the respective grants were not achieved during any of periods presented.
     For the three and nine months ended July 31, 2009, a maximum of 19,165,600 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 15,332,480 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)
were not dilutive, as the average price of the Company’s stock for the three and nine months ended July 31, 2009 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three and nine months ended July 31, 2008, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the associated common stock warrants were also not dilutive. As discussed in Note 16, during the nine months ended July 31, 2009, the Company purchased $58,344 of its senior convertible notes on the open market which resulted in associated common stock warrants being terminated. This accounts for the decrease in the Class A common stock related to the senior convertible notes and associated common stock warrants that could potentially be included in the diluted earnings per share calculations as of July 31, 2009.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2009, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9)	Segment Data
     The Company previously had five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of the two geographical divisions (each with a division president): Western and Eastern. In the second quarter of 2009, the Company eliminated its two geographical divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure in order to maximize the benefits of its Best in Class initiative, improve efficiencies and provide more focus on the development of new revenue opportunities. As of July 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer meet monthly with the Senior Vice President of Operations to discuss operational performance. There is also a president of the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”), who reports to the Chief Financial Officer. The Company’s Senior Vice President of Operations acts as the segment manager for the funeral and cemetery businesses and the Executive Vice President and President of ITI acts as segment manager for corporate trust.
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

	Total Revenue		Total Revenue
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Funeral	$62,476	$63,948	$197,698	$204,747
Cemetery(1)	49,779	59,577	149,069	171,666
Corporate Trust Management(2)	5,497	6,903	16,933	21,107

Total	$117,752	$130,428	$363,700	$397,520

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9)	Segment Data—(Continued)

	Total Gross Profit		Total Gross Profit
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Funeral	$11,112	$10,632	$40,513	$42,135
Cemetery(1)	3,202	10,902	11,914	28,855
Corporate Trust Management(2)	5,019	6,464	15,584	19,712

Total	$19,333	$27,998	$68,011	$90,702

	Net Total Preneed Merchandise		Net Total Preneed Merchandise
	and Service Sales(3)		and Service Sales(3)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Funeral	$27,121	$26,004	$70,343	$72,963
Cemetery(1)	13,454	14,244	36,154	40,567

Total	$40,575	$40,248	$106,497	$113,530

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $1,541 and $2,635 for the three months ended July 31, 2009 and 2008, respectively, and $5,342 and $8,040 for the nine months ended July 31, 2009 and 2008, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2009 and 2008 were $1,010 and $1,264, respectively, and funeral trust earnings for the three months ended July 31, 2009 and 2008 were $2,531 and $3,346, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2009 and 2008 were $1,060 and $1,255, respectively, and cemetery trust earnings for the three months ended July 31, 2009 and 2008 were $896 and $1,038, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2009 and 2008 were $2,832 and $3,957, respectively, and funeral trust earnings for the nine months ended July 31, 2009 and 2008 were $8,477 and $10,158, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2009 and 2008 were $2,923 and $3,844, respectively, and cemetery trust earnings for the nine months ended July 31, 2009 and 2008 were $2,701 and $3,148, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(9)	Segment Data—(Continued)
     A reconciliation of total segment gross profit to total earnings before income taxes for the three and nine months ended July 31, 2009 and 2008 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Gross profit for reportable segments	$19,333	$27,998	$68,011	$90,702
Corporate general and administrative expenses	(8,089)	(8,188)	(22,601)	(24,226)
Hurricane related charges, net	(46)	(341)	(566)	(351)
Separation charges	—	—	(275)	—
Gains on dispositions and impairment (losses), net	(117)	25	(215)	153
Other operating income, net	397	407	960	753
Interest expense	(5,299)	(6,000)	(17,088)	(17,981)
Gain on early extinguishment of debt	8,533	—	17,204	—
Investment and other income, net	12	593	85	1,670

Earnings before income taxes	$14,724	$14,494	$45,515	$50,720

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(10)	Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2009 and 2008.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Service revenue
Funeral	$41,821	$42,795	$132,658	$136,202
Cemetery	13,952	15,726	44,062	48,592

	55,773	58,521	176,720	184,794

Merchandise revenue
Funeral	22,631	23,872	71,861	76,800
Cemetery	34,315	42,227	100,456	118,299

	56,946	66,099	172,317	195,099

Other revenue
Funeral	1,565	1,891	4,488	5,860
Cemetery	3,468	3,917	10,175	11,767

	5,033	5,808	14,663	17,627

Total revenue	$117,752	$130,428	$363,700	$397,520

Service costs
Funeral	$14,497	$15,403	$43,883	$45,979
Cemetery	10,568	11,515	29,941	32,043

	25,065	26,918	73,824	78,022

Merchandise costs
Funeral	14,073	15,116	43,647	47,094
Cemetery	22,479	23,615	67,419	69,818

	36,552	38,731	111,066	116,912

Facility expenses
Funeral	23,037	23,005	70,287	70,187
Cemetery	13,765	13,776	40,512	41,697

	36,802	36,781	110,799	111,884

Total costs	$98,419	$102,430	$295,689	$306,818

     Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise revenue, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue, preneed selling costs associated with preneed merchandise sales and the Company’s $23 and $3,222 estimated obligation to fund the cemetery perpetual care trusts for the three and nine months ended July 31, 2009, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2009 and October 31, 2008 and for the three and nine months ended July 31, 2009 and 2008, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$61,217	$497	$4,303	$—	$66,017
Cemetery	—	46,813	786	4,136	—	51,735

	—	108,030	1,283	8,439	—	117,752

Costs and expenses:
Funeral	—	48,093	314	3,200	—	51,607
Cemetery	—	42,379	673	3,760	—	46,812

	—	90,472	987	6,960	—	98,419

Gross profit	—	17,558	296	1,479	—	19,333
Corporate general and administrative expenses	(8,089)	—	—	—	—	(8,089)
Hurricane related charges, net	(44)	(2)	—	—	—	(46)
Gains on dispositions and impairment (losses), net	—	2	—	(119)	—	(117)
Other operating income, net	20	317	—	60	—	397

Operating earnings (loss)	(8,113)	17,875	296	1,420	—	11,478
Interest income (expense)	1,211	(5,990)	(28)	(492)	—	(5,299)
Gain on early extinguishment of debt	8,533	—	—	—	—	8,533
Investment and other income, net	12	—	—	—	—	12
Equity in subsidiaries	8,354	32	—	—	(8,386)	—

Earnings before income taxes	9,997	11,917	268	928	(8,386)	14,724
Income tax expense (benefit)	(841)	4,401	86	240	—	3,886

Net earnings	10,838	7,516	182	688	(8,386)	10,838
Other comprehensive loss, net	(1)	—	—	(1)	1	(1)

Comprehensive income	$10,837	$7,516	$182	$687	$(8,385)	$10,837

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,398	$381	$4,779	$—	$68,558
Cemetery	—	56,046	842	4,982	—	61,870

	—	119,444	1,223	9,761	—	130,428

Costs and expenses:
Funeral	—	49,648	265	3,611	—	53,524
Cemetery	—	44,114	698	4,094	—	48,906

	—	93,762	963	7,705	—	102,430

Gross profit	—	25,682	260	2,056	—	27,998
Corporate general and administrative expenses	(8,188)	—	—	—	—	(8,188)
Hurricane related recoveries (charges), net	(402)	—	61	—	—	(341)
Gains on dispositions and impairment (losses), net	—	25	—	—	—	25
Other operating income, net	22	341	—	44	—	407

Operating earnings (loss)	(8,568)	26,048	321	2,100	—	19,901
Interest expense	(1,585)	(3,869)	(40)	(506)	—	(6,000)
Investment and other income, net	563	29	—	1	—	593
Equity (loss) in subsidiaries	16,458	(74)	—	—	(16,384)	—

Earnings before income taxes	6,868	22,134	281	1,595	(16,384)	14,494
Income tax expense (benefit)	(2,261)	7,236	195	195	—	5,365

Net earnings	9,129	14,898	86	1,400	(16,384)	9,129
Other comprehensive loss, net	(26)	—	—	(4)	4	(26)

Comprehensive income	$9,103	$14,898	$86	$1,396	$(16,380)	$9,103

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$194,481	$1,397	$13,129	$—	$209,007
Cemetery	—	139,701	2,200	12,792	—	154,693

	—	334,182	3,597	25,921	—	363,700

Costs and expenses:
Funeral	—	147,551	880	9,386	—	157,817
Cemetery	—	125,322	1,905	10,645	—	137,872

	—	272,873	2,785	20,031	—	295,689

Gross profit	—	61,309	812	5,890	—	68,011
Corporate general and administrative expenses	(22,601)	—	—	—	—	(22,601)
Hurricane related recoveries (charges), net	(670)	104	—	—	—	(566)
Separation charges	(55)	(220)	—	—	—	(275)
Gains on dispositions and impairment (losses), net	(8)	(88)	—	(119)	—	(215)
Other operating income, net	39	804	1	116	—	960

Operating earnings (loss)	(23,295)	61,909	813	5,887	—	45,314
Interest income (expense)	2,782	(18,264)	(90)	(1,516)	—	(17,088)
Gain on early extinguishment of debt	17,204	—	—	—	—	17,204
Investment and other income, net	85	—	—	—	—	85
Equity in subsidiaries	32,661	455	—	—	(33,116)	—

Earnings before income taxes	29,437	44,100	723	4,371	(33,116)	45,515
Income tax expense (benefit)	(319)	14,804	202	1,072	—	15,759

Net earnings	29,756	29,296	521	3,299	(33,116)	29,756
Other comprehensive loss, net	(4)	—	—	(4)	4	(4)

Comprehensive income	$29,752	$29,296	$521	$3,295	$(33,112)	$29,752

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
          Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$202,495	$1,410	$14,957	$—	$218,862
Cemetery	—	161,205	2,565	14,888	—	178,658

	—	363,700	3,975	29,845	—	397,520

Costs and expenses:
Funeral	—	151,970	898	10,392	—	163,260
Cemetery	—	129,453	2,155	11,950	—	143,558

	—	281,423	3,053	22,342	—	306,818

Gross profit	—	82,277	922	7,503	—	90,702
Corporate general and administrative expenses	(24,226)	—	—	—	—	(24,226)
Hurricane related recoveries (charges), net	(779)	37	391	—	—	(351)
Gains on dispositions and impairment (losses), net	—	153	—	—	—	153
Other operating income, net	79	509	1	164	—	753

Operating earnings (loss)	(24,926)	82,976	1,314	7,667	—	67,031
Interest expense	(3,318)	(12,916)	(113)	(1,634)	—	(17,981)
Investment and other income, net	1,614	50	—	6	—	1,670
Equity in subsidiaries	54,263	418	—	—	(54,681)	—

Earnings before income taxes	27,633	70,528	1,201	6,039	(54,681)	50,720
Income tax expense (benefit)	(4,321)	21,280	399	1,408	—	18,766

Net earnings	31,954	49,248	802	4,631	(54,681)	31,954
Other comprehensive income, net	17	—	—	17	(17)	17

Comprehensive income	$31,971	$49,248	$802	$4,648	$(54,698)	$31,971

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,984	$5,420	$43	$1,767	$—	$71,214
Receivables, net of allowances	10,659	47,470	293	3,783	—	62,205
Inventories	299	33,530	305	2,122	—	36,256
Prepaid expenses	1,397	6,151	62	1,669	—	9,279
Deferred income taxes, net	5,698	11,266	40	1,600	—	18,604

Total current assets	82,037	103,837	743	10,941	—	197,558
Receivables due beyond one year, net of allowances	—	48,472	432	14,238	—	63,142
Preneed funeral receivables and trust investments	—	368,638	—	9,458	—	378,096
Preneed cemetery receivables and trust investments	—	182,983	1,125	7,027	—	191,135
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	348,618	11,351	25,977	—	385,946
Property and equipment, at cost	53,389	460,655	2,128	37,886	—	554,058
Less accumulated depreciation	34,627	204,160	951	14,880	—	254,618

Net property and equipment	18,762	256,495	1,177	23,006	—	299,440
Deferred income taxes, net	13,845	113,076	—	10,917	(3,180)	134,658
Cemetery perpetual care trust investments	—	186,329	7,962	3,567	—	197,858
Non-current assets held for sale	—	1,433	—	230	—	1,663
Other assets	9,269	5,365	6	1,055	—	15,695
Intercompany receivables	770,304	—	—	—	(770,304)	—
Equity in subsidiaries	31,443	7,829	—	—	(39,272)	—

Total assets	$925,660	$1,850,476	$22,844	$126,203	$(812,756)	$2,112,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable	2,854	19,493	145	1,336	—	23,828
Accrued expenses and other current liabilities	14,220	54,883	14	3,478	—	72,595

Total current liabilities	17,079	74,376	159	4,814	—	96,428
Long-term debt, less current maturities	391,747	—	—	—	—	391,747
Deferred income taxes		—	3,180	—	(3,180)	—
Intercompany payables	—	761,757	3,054	5,493	(770,304)	—
Deferred preneed funeral revenue	—	198,693	104	46,614	—	245,411
Deferred preneed cemetery revenue	—	244,636	325	27,724	—	272,685
Deferred preneed funeral and cemetery receipts held in trust	—	492,708	1,048	5,606	—	499,362
Perpetual care trusts’ corpus	—	185,283	7,990	3,562	—	196,835
Other long-term liabilities	17,205	4,164	—	102	—	21,471
Negative equity in subsidiaries	111,141	—	—	—	(111,141)	—

Total liabilities	537,172	1,961,617	15,860	93,915	(884,625)	1,723,939

Common stock	92,675	102	324	52	(478)	92,675
Other	295,780	(111,243)	6,660	32,203	72,380	295,780
Accumulated other comprehensive income	33	—	—	33	(33)	33

Total shareholders’ equity	388,488	(111,141)	6,984	32,288	71,869	388,488

Total liabilities and shareholders’ equity	$925,660	$1,850,476	$22,844	$126,203	$(812,756)	$2,112,427

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,593	$4,332	$22	$2,627	$—	$72,574
Marketable securities	—	—	—	55	—	55
Receivables, net of allowances	2,987	51,137	546	4,459	—	59,129
Inventories	300	32,821	361	2,388	—	35,870
Prepaid expenses	1,282	4,618	37	1,380	—	7,317
Deferred income taxes, net	1,395	6,117	55	1,231	—	8,798

Total current assets	71,557	99,025	1,021	12,140	—	183,743
Receivables due beyond one year, net of allowances	—	54,326	404	15,941	—	70,671
Preneed funeral receivables and trust investments	—	358,891	—	9,521	—	368,412
Preneed cemetery receivables and trust investments	—	173,484	1,047	7,610	—	182,141
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	340,232	11,424	25,615	—	377,271
Property and equipment, at cost	49,583	450,617	1,932	38,109	—	540,241
Less accumulated depreciation	30,479	190,645	824	14,118	—	236,066

Net property and equipment	19,104	259,972	1,108	23,991	—	304,175
Deferred income taxes, net	25,853	148,403	—	8,527	(3,268)	179,515
Cemetery perpetual care trust investments	—	162,789	7,137	3,164	—	173,090
Non-current assets held for sale	—	1,787	—	—	—	1,787
Other assets	9,451	5,937	16	1,070	—	16,474
Intercompany receivables	837,282	—	—	—	(837,282)	—
Equity in subsidiaries	28,082	7,374	—	—	(35,456)	—

Total assets	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$—	$—	$—	$—	$20
Accounts payable	2,530	23,237	167	1,718	—	27,652
Accrued expenses and other current liabilities	15,496	54,683	13	2,632	—	72,824

Total current liabilities	18,046	77,920	180	4,350	—	100,496
Long-term debt, less current maturities	450,095	—	—	—	—	450,095
Deferred income taxes	—	—	3,268	—	(3,268)	—
Intercompany payables	—	819,691	3,939	13,652	(837,282)	—
Deferred preneed funeral revenue	—	199,867	—	45,315	—	245,182
Deferred preneed cemetery revenue	—	248,098	324	27,413	—	275,835
Deferred preneed funeral and cemetery receipts held in trust	—	470,167	899	4,354	—	475,420
Perpetual care trusts’ corpus	—	161,074	7,132	3,165	—	171,371
Other long-term liabilities	17,114	3,241	—	124	—	20,479
Negative equity in subsidiaries	140,437	—	—	—	(140,437)	—

Total liabilities	625,692	1,980,058	15,742	98,373	(980,987)	1,738,878

Common stock	92,248	102	324	52	(478)	92,248
Other	273,352	(140,539)	6,139	28,904	105,496	273,352
Accumulated other comprehensive income	37	—	—	37	(37)	37

Total shareholders’ equity	365,637	(140,437)	6,463	28,993	104,981	365,637

Total liabilities and shareholders’ equity	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,345	$39,487	$1,036	$7,722	$—	$63,590

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	—	250	—	250
Purchases of marketable securities	—	—	—	(199)	—	(199)
Proceeds from sale of assets	292	202	—	—	—	494
Purchase of subsidiaries and other investments, net of cash acquired	(300)	(1,623)	—	—	—	(1,923)
Additions to property and equipment	(4,144)	(10,281)	(130)	(474)	—	(15,029)
Other	—	37	—	—	—	37

Net cash used in investing activities	(4,152)	(11,665)	(130)	(423)	—	(16,370)

Cash flows from financing activities:
Repayments of long-term debt	(39,901)	—	—	—	—	(39,901)
Intercompany receivables (payables)	35,778	(26,734)	(885)	(8,159)	—	—
Issuance of common stock	225	—	—	—	—	225
Retirement of call options	5,111	—	—	—	—	5,111
Purchase and retirement of common stock	(52)	—	—	—	—	(52)
Retirement of common stock warrants	(4,981)	—	—	—	—	(4,981)
Debt refinancing costs	(2,029)	—	—	—	—	(2,029)
Dividends	(6,953)	—	—	—	—	(6,953)

Net cash used in financing activities	(12,802)	(26,734)	(885)	(8,159)	—	(48,580)

Net increase (decrease) in cash	(1,609)	1,088	21	(860)	—	(1,360)
Cash and cash equivalents, beginning of period	65,593	4,332	22	2,627	—	72,574

Cash and cash equivalents, end of period	$63,984	$5,420	$43	$1,767	$—	$71,214

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22,882)	$63,484	$464	$11,187	$—	$52,253

Cash flows from investing activities:
Proceeds from sales of marketable securities	19,969	—	—	250	—	20,219
Purchases of marketable securities	(19,952)	—	—	(3)	—	(19,955)
Proceeds from sale of assets	—	358	—	—	—	358
Purchase of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(5,147)	(14,399)	(42)	(782)	—	(20,370)
Other	—	75	—	—	—	75

Net cash used in investing activities	(6,508)	(13,966)	(42)	(535)	—	(21,051)

Cash flows from financing activities:
Repayments of long-term debt	(190)	—	—	—	—	(190)
Intercompany receivables (payables)	59,113	(48,314)	(425)	(10,374)	—	—
Issuance of common stock	1,659	—	—	—	—	1,659
Purchase and retirement of common stock	(48,627)	—	—	—	—	(48,627)
Dividends	(7,067)	—	—	—	—	(7,067)
Excess tax benefits from share-based payment arrangements	171	—	—	—	—	171

Net cash provided by (used in) financing activities	5,059	(48,314)	(425)	(10,374)	—	(54,054)

Net increase (decrease) in cash	(24,331)	1,204	(3)	278	—	(22,852)
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$38,871	$7,889	$33	$1,900	$—	$48,693

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Dispositions and Acquisitions
     Assets associated with assets held for sale are presented in the “non-current assets held for sale” line in the condensed consolidated balance sheet. As of October 31, 2008, $1,440 in cemetery property and $1,433 in land were included in non-current assets held for sale in the consolidated balance sheet presented in the 2008 Form 10-K. As of July 31, 2009, the $1,440 of cemetery property held for sale at October 31, 2008 was no longer for sale. In addition, a property consisting of $354 of land, buildings and equipment was designated as held for sale in the third quarter of 2009. Therefore, these amounts were reclassified in the October 31, 2008 condensed consolidated balance sheet presented herein. Therefore, as of July 31, 2009 and October 31, 2008, non-current assets held for sale consists of $1,663 and $1,787, respectively, of land, buildings and equipment held for sale.
     During the nine months ended July 31, 2009, the Company acquired a new cemetery for approximately $1,623. This cemetery acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily deferred revenue of approximately $7,500, cemetery property of approximately $5,700 and inventory of approximately $2,900) were valued at their estimated fair values. Its results of operations, which are considered immaterial, have been included since the acquisition date.
     During the third quarter of 2009, the Company invested an additional $300 in its investment in an outside business that sells on-line obituaries. The Company made its initial investment in this business for $1,378 in the second quarter of fiscal year 2008. The Company’s investment is accounted for under the cost method of accounting.

(13)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and nine months ended July 31, 2009 and 2008 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net earnings	$10,838	$9,129	$29,756	$31,954
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $0, $17, $2 and ($9), respectively	(1)	(26)	(4)	17
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	74,562	(63,723)	61,993	(136,026)
Reclassification of the net unrealized (increases) losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(74,562)	63,723	(61,993)	136,026

Total other comprehensive income (loss)	(1)	(26)	(4)	17

Total comprehensive income	$10,837	$9,103	$29,752	$31,971

(14)	Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricanes Katrina and Ike. In September 2008, Hurricane Ike struck the Texas Gulf Coast and the Company’s facilities in the area. The Company has submitted its insurance claim related to Hurricane Ike. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered. In the third quarter of fiscal year 2009, the Company received $202 in insurance proceeds related to Hurricane Ike. Net expenses of $46 and $566, respectively, are reflected in the “Hurricane related charges, net” line in the condensed

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(14)	Hurricane Related Charges—(Continued)
consolidated statements of earnings for the three and nine months ended July 31, 2009, respectively, compared to net expenses of $341 and $351 for the three and nine months ended July 31, 2008, respectively. Net expenses recorded in fiscal year 2009 primarily relate to the lawsuit the Company filed against its insurance carriers related to its Hurricane Katrina claim which is described below. For additional information on the effects of Hurricanes Katrina and Ike on the Company, see Note 23 in the Company’s 2008 Form 10-K.
     The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and filed suit against the carriers in August 2007. In 2007, the carriers advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous significant policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds the Company may recover from its insurers, if any, or the timing of the receipt of any additional proceeds. The trial process for this suit has begun and is ongoing. With the exception of any legal costs related to this suit, the Company does not anticipate any additional charges related to Hurricane Katrina.

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
     During the nine months ended July 31, 2009, the Company recorded $275 in total separation charges, of which $175 related to the separation pay of a former executive officer. The remaining separation charges related to severance costs associated with the reorganization. Of the total separation charges amount, $147 was paid during the nine months ended July 31, 2009. As of July 31, 2009, the Company has $128 in remaining payments under all executive officer separation agreements.

(16)	Long-term Debt

	July 31, 2009	October 31, 2008
Long-term debt:
3.125% senior convertible notes due 2014	$109,221	$125,000
3.375% senior convertible notes due 2016	82,435	125,000
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 8.0% and 7.7% as of July 31, 2009 and October 31, 2008, respectively, partially secured by assets of subsidiaries, with maturities through 2022	96	115

Total long-term debt	391,752	450,115
Less current maturities	5	20

	$391,747	$450,095

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16) Long-term Debt—(Continued)
     Fair Value
     As of July 31, 2009, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $109,373 and $82,559, respectively, compared to fair values of $90,510 and $66,088, respectively. As of July 31, 2009, the carrying value of the Company’s 6.25 percent senior notes, including accrued interest, was $205,729 compared to a fair value of $198,728.
     Senior Convertible Notes
     During the nine months ended July 31, 2009, the Company purchased $15,779 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 and $42,565 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 on the open market. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. The total value of the call options terminated that Bank of America/Merrill Lynch would have been required to pay the Company was $5,111 for the nine months ended July 31, 2009. The total value of the common stock warrants terminated that would have required a payment from the Company to Bank of America/Merrill Lynch was $4,981 for the nine months ended July 31, 2009. In connection with the debt purchases that occurred during the third quarter of 2009, the value of the call options was greater than the value of the warrants, and Bank of America/Merrill Lynch owed the Company approximately $52. This amount was settled by Bank of America/Merrill Lynch delivering 11,465 shares to the Company which reduced the number of the Company’s outstanding common shares.
     As a result of the debt purchases at significant discounts, the Company recorded $8,624 and $17,295 in gains on early extinguishment of debt during the quarter and nine months ended July 31, 2009, respectively, which represents the discount on the purchase of the senior convertible notes less the write-off of remaining deferred charges.
     Senior Secured Revolving Credit Facility
     The Company’s previous $125,000 revolving credit facility was set to mature on November 19, 2009. On June 2, 2009, the Company entered into a new senior secured revolving credit facility which replaced the previous $125,000 revolving credit facility. The new senior secured revolving credit facility matures on June 2, 2012, which is three years from the closing date and includes a $95,000 revolving credit facility, a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. As of July 31, 2009, there were no amounts drawn on the senior secured revolving credit facility, and the Company’s availability under the senior secured revolving credit facility, after giving consideration to $12,035 outstanding letters of credit and the $27,047 Florida bond, was $55,918. The Company may also request the addition of a new tranche of terms loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof not to exceed $30,000. During the third quarter of 2009, the Company recorded a charge for the loss on early extinguishment of debt of $91 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the new agreement were $2,195 (of which $2,029 has been paid as of July 31, 2009) and will be amortized over the life of the new debt.
     The leverage-based grid pricing for the interest rate on the new senior secured revolving credit facility ranges from LIBOR plus 300 to 400 basis points based on the Company’s consolidated leverage ratio and was LIBOR plus 400 basis points at July 31, 2009. The Company also has a base rate option, and swingline loans bear interest at the base rate which is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate or (c) the Eurodollar rate plus 1 percent; plus a spread ranging from 200 to 300 basis points depending on the Company’s consolidated leverage ratio. The annual commitment fee is 75 basis points payable quarterly.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16) Long-term Debt—(Continued)
     The new senior secured revolving credit facility is governed by the following financial covenants at all times:
•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) – Maximum 1.25x;

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDAR (as defined) divided by interest expense paid in cash plus rent expense) – Minimum 2.50x through January 31, 2010 and 2.60x thereafter and

•	Maintenance at all times of a minimum cash balance of the greater of $20,000 and the then outstanding amount of all letters of credit obligations.
   In addition, the new senior secured revolving credit facility is governed by the following additional financial covenant only when a loan under the facility is outstanding:
•	Maintenance on a rolling four quarter basis of a maximum consolidated leverage ratio (funded debt (net of domestic cash, cash equivalents and marketable securities) divided by EBITDA (as defined)) – Maximum 5.0x through January 31, 2010, 4.75x from February 1, 2010 through January 31, 2011 and 4.50x thereafter.
     The covenants include limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption, repurchase and/or prepayment of other debt, limitation on capital expenditures, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. As of July 31, 2009, the amount available to pay dividends or repurchase stock was $124,576. In addition, the Company may prepay its debt without limitation as long as it has $35,000 in cash and marketable securities. If the Company’s cash and marketable securities are below $35,000, the Company is limited to $25,000 of debt prepayments in any twelve month period. The agreement also limits capital expenditures in any fiscal year to $40,000, with a provision for the carryover of permitted but unused amounts. The lenders under the senior secured revolving credit facility can accelerate all obligations under the facility and terminate the revolving credit commitment if an event of default occurs and is continuing.
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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(17) Income Taxes
     During the third quarter of fiscal year 2009, the Internal Revenue Service approved a change in one of the Company’s tax accounting policies that is expected to result in a combination of refunds and reductions of federal income tax payments totaling approximately $32,000. Of that amount, $12,000 was received as a refund in the third quarter of fiscal 2009, approximately $7,500 is expected to be received as a refund by the end of the first quarter of 2010, approximately $8,500 was used to offset estimated tax payments during fiscal 2009 and the remaining approximately $4,000 is expected to be used to offset future federal income tax payments. The change relates to the Company’s tax accounting policy for preneed contracts in one state. For those contracts, the Company was recognizing income for tax purposes (and paying taxes) relating to amounts received from customers and placed in trust at the time the cash was received from the customers. This policy resulted in approximately $89,400 of income that was taxed prior to the delivery of the merchandise or services. The change permits the Company to instead recognize income for tax purposes (and pay taxes) with respect to those amounts at the time the service is performed or the merchandise delivered and cash is withdrawn from the trust, which generally aligns the Company’s book and tax accounting for these amounts and is consistent with the Company’s approach in the other states. The change essentially allowed the Company to apply the approximately $89,400 reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and potentially part of 2010 depending on its taxable income in fiscal year 2009. The Company will eventually have to pay federal income taxes with respect to the $89,400 as the related preneed contracts are performed over time.
     During the quarter ended July 31, 2009, the Company recognized a tax benefit of $1,025 resulting from a reduction in the valuation allowance on its capital loss carryforward established at October 31, 2008. This reduction was primarily due to a capital gain from the expected sale of excess cemetery land.
     During the nine months ended July 31, 2009, the Company recognized a tax benefit of $150 resulting from a reduction in the valuation allowance on its capital loss carryforward established at October 31, 2008. This reduction was primarily due to a capital gain from the expected sale of excess cemetery land, partially offset by an increase in realized capital losses in Company grantor trust funds.
(18) Significant Risks and Uncertainties
     During the third quarter of fiscal year 2009, there have been no material changes to the Company’s significant risks and uncertainties as disclosed in the Company’s 2008 Form 10-K except on June 2, 2009, the Company entered into a $95,000 senior secured revolving credit facility which replaced the then existing $125,000 revolving credit facility. See Note 16 for additional information.
(19) Subsequent Events
     The Company has evaluated subsequent events for recognition and disclosure through September 9, 2009, which was the date the Company filed this Form 10-Q with the Securities and Exchange Commission.
     Subsequent to July 31, 2009 through August 31, 2009, the Company purchased an additional $9,700 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 and $2,450 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 on the open market. The Company expects to record a gain on early extinguishment of debt of approximately $1,800 in the fourth quarter of 2009 related to these transactions.
     As of August 31, 2009, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts increased approximately one percent from July 31, 2009.

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
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of July 31, 2009, we owned and operated 220 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2008 Form 10-K.
Financial Summary
     For the third quarter of fiscal year 2009, net earnings increased $1.7 million to $10.8 million from $9.1 million for the third quarter of fiscal year 2008. Net earnings for the third quarter of 2009 included an $8.5 million pre-tax gain on the early extinguishment of debt related to our open market repurchases of $35.7 million aggregate principal amount of our senior convertible notes during the quarter. Revenue decreased $12.7 million to $117.7 million for the quarter ended July 31, 2009. Funeral revenue decreased $2.5 million to $66.0 million in the third quarter of 2009. During the third quarter of 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 3.2 percent and an increase in average revenue per cremation service of 4.2 percent. These increases were partially offset by a quarter-over-quarter decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 2.3 percent. The increases in same-store average revenue were offset by a 6.3 percent, or 884 event, decrease in same-store funeral services performed. The decline in events is due in part to a 313 event decrease, or 35 percent of the total decline, in our West Coast operations, due in part to a decrease in low-end cremation events. The remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared to the comparable prior year period. We experienced a $1.1 million decrease in funeral earnings related to trust activities. Cemetery revenue decreased $10.2 million to $51.7 million for the quarter ended July 31, 2009. This decrease is due primarily to a $3.7 million, or 13.5 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. While cemetery property sales have increased in some of our operations, approximately 75 percent of the decline is occurring in two states where the current economic environment is having the largest impact. In addition, we experienced a $2.8 million decrease in cemetery merchandise delivered and services performed, a $2.4 million decrease in construction on various cemetery projects and a $1.5 million decrease in cemetery earnings related to trust activities. Consolidated gross profit decreased $8.7 million to $19.3 million primarily due to an $8.1 million decrease in cemetery gross profit and a $0.6 million decrease in funeral gross profit.

     Interest expense decreased $0.7 million to $5.3 million during the third quarter of 2009 primarily due to the repurchase of our senior convertible notes on the open market. We believe that this is an attractive use of our cash and have taken advantage of the current market discounts to achieve some deleveraging. The effective tax rate for the three months ended July 31, 2009 was 26.4 percent compared to 37.0 percent for the same period in 2008. The decreased rate in the current quarter is primarily due to a tax benefit of $1.0 million attributable to a decrease in our valuation allowance on our capital loss carryforward established at October 31, 2008 and a lower effective state tax rate primarily attributable to the gain on early extinguishment of debt.
     Current economic conditions have continued to negatively impact our ability to close preneed sales. For the third quarter of 2009, preneed cemetery property sales, net of discounts, declined 13.5 percent compared to the same period of last year, which decreased our cemetery revenue as described above. In contrast, our net preneed funeral sales increased 4.3 percent during the third quarter of 2009 compared to the third quarter of 2008, despite current economic conditions. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
     For the nine months ended July 31, 2009, net earnings decreased $2.2 million to $29.8 million from $32.0 million for the same period in fiscal year 2008. Net earnings for the first nine months of 2009 included a $17.2 million pre-tax gain on the early extinguishment of debt related to our open market repurchases of $58.3 million principal amount of our senior convertible notes. Revenue decreased $33.9 million to $363.7 million for the nine months ended July 31, 2009. Funeral revenue decreased $9.9 million to $209.0 million in the first nine months of 2009. During the nine months ended July 31, 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 3.8 percent and an increase in average revenue per cremation service of 7.0 percent. These increases were partially offset by a decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 3.6 percent. The increases in same-store average revenue were partially offset by a 7.5 percent, or 3,400 event, decrease in same-store funeral services performed. The decline is due to several factors. We experienced a 1,384 call decline, or 40.7 percent of the total decline, in our West Coast operations, due in part to a decrease in low-end cremation events. In addition, we experienced a 222 call decline, or 6.5 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 due to leap year. Finally, the remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared with the comparable prior year period. For the nine months ended July 31, 2009, we experienced a $2.8 million decrease in funeral earnings related to trust activities. Cemetery revenue decreased $24.0 million to $154.7 million for the nine months ended July 31, 2009. This decrease is due primarily to a $13.2 million, or 16.8 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $5.8 million decrease in cemetery merchandise delivered and services performed and a $4.1 million decrease in cemetery earnings related to trust activities. For the nine months ended July 31, 2009, consolidated gross profit decreased $22.7 million to $68.0 million primarily due to an $18.3 million decrease in cemetery gross profit, coupled with a $4.4 million decrease in funeral gross profit. For the nine months ended July 31, 2009, we recorded a $3.2 million charge in cemetery costs for our estimated probable obligation to restore the net realized losses in certain of our cemetery perpetual care trusts, which contributed in part to the decline in gross profit.
     Corporate general and administrative expenses decreased $1.6 million to $22.6 million for the nine months ended July 31, 2009 primarily due to a $1.6 million decrease in professional fees due in part to the resolution of the SEC investigation in 2008. Interest expense decreased $0.9 million to $17.1 million during the first nine months of fiscal 2009 primarily due to the repurchase of our senior convertible notes on the open market. Our weighted average diluted shares outstanding decreased to 91.9 million shares for the nine months ended July 31, 2009 compared to 94.7 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     For the first nine months of 2009, preneed cemetery property sales, net of discounts, declined 16.8 percent compared to the same period of last year, which decreased our cemetery revenue as described above. In addition, net preneed funeral sales decreased 3.6 percent for the nine months ended July 31, 2009 compared to the same period of last year, which does not impact current revenue, but reduces our backlog and could reduce our future revenues.

     During the third quarter of fiscal 2009, we experienced positive trends in regards to the overall market and in our preneed and perpetual care trusts. For the quarter ended July 31, 2009, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized losses, of 13.6 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 16.2 percent.
     We defer all dividends and interest earned and net capital gains and losses realized by our preneed trusts until the underlying service or merchandise is delivered. Unrealized capital gains and losses are not allocated to contracts. When a contract is delivered, the earned interest, dividends and net realized capital gain or loss which have been allocated to the contract are recognized as components of revenue along with the original contract sales price.
     As of July 31, 2009 and October 31, 2008, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $211.2 million and $253.6 million, respectively, lower than our cost basis. We review our investment portfolio quarterly, and as part of that review during the quarter ended July 31, 2009, we determined that we no longer had the intent to hold certain securities until they recovered their value. In addition, there were certain securities that we deemed were practically worthless as of October 31, 2008 that further declined in value during fiscal year 2009. As a result, for the first nine months of fiscal 2009, we realized additional losses of $11.7 million in our funeral and cemetery merchandise and services trusts, of which less than $0.1 million was realized in the third quarter of fiscal 2009. These losses were allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed.
     The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of July 31, 2009 and October 31, 2008, we had $224.3 million and $240.9 million, respectively, in earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.
     In our cemetery perpetual care trusts, as of July 31, 2009 and October 31, 2008, the fair market value of our investments were $61.4 million and $81.0 million, respectively, lower than our cost basis. In addition, during the first nine months of fiscal 2009, we realized losses of $3.2 million in our cemetery perpetual care trusts, of which less than $0.1 million was realized in the third quarter of fiscal 2009. This loss resulted in the recording of an additional funding obligation of $3.2 million included in cemetery costs in the statement of earnings for the first nine months of fiscal 2009. See Note 5 to the condensed consolidated financial statements for further information on the estimated probable funding obligation.
     The sectors in which our trust investment portfolio is invested in have not materially changed from that disclosed in our 2008 Form 10-K.
     We anticipate that a sustained decline in the value of our trust investments could have several negative impacts on our Company in the future. Unless the market values of our trusts increase substantially, we expect to report lower earnings from our trusts which will reduce future revenue. In addition, our trust management fees are based on the fair market value of the assets managed; therefore, we expect to report lower trust management fees. In fiscal year 2008, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and trust management fees comprised 7 percent of our revenue and 36 percent of our gross profit. In our 2008 Form 10-K, we disclosed that based on then current market conditions and then current realized losses, we believed the decrease in revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care trust earnings and trust management fees for fiscal year 2009 could be as much as $10 million, or approximately 2 percent, of fiscal year 2008 revenue and approximately 10 percent of fiscal year 2008 gross profit. During the first nine months of fiscal 2009, we realized a $6.9 million decrease in earnings related to trust activities, of which $2.8 million related to the funeral segment and $4.1 million related to the cemetery segment. This decrease is consistent with our previously announced expectations of a reduction in revenue of approximately $10 million on an annual basis, and we continue to believe that an approximate $10 million decline in revenue related to trust activities can be expected based on current market conditions and current realized losses. If market conditions further deteriorate and our investment portfolio experiences additional realized losses or we conclude we are no longer able, or intend to hold our investments until they recover in value, it is likely the decrease in revenue and gross profit could be significantly higher. Approximately two-thirds of our funeral revenue and nearly 80 percent of our cemetery revenue, or approximately 70 percent of our consolidated revenue, is not impacted by declines in the value of our trust investments.
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
     The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the quarter ended July 31, 2009	13.6%	16.2%
For the nine months ended July 31, 2009	11.2%	15.5%
For the last three years ended July 31, 2009	(2.8)%	(.8)%
For the last five years ended July 31, 2009	.8%	1.4%
     Our operations provided cash of $63.6 million for the nine months ended July 31, 2009, compared to $52.3 million for the corresponding period in 2008. The increase in operating cash flow is primarily due to a $12.0 million tax refund received in the third quarter of 2009 due to effective planning strategies. We paid $11.8 million in net tax payments in the first nine months of 2008 compared to $8.2 million in net tax refunds received in the first nine months of 2009. In addition, the increase is partially due to collections on prior period sales exceeding receivables for new sales. These increases were partially offset by $1.2 million of cash outflows related to Hurricane Ike paid in the first nine months of 2009, coupled with the timing of payments to vendors and the timing of payroll payments.
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

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008
Funeral Operations

	Three Months Ended July 31,
			Increase
	2009	2008	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$62.5	$63.9	$(1.4)
Corporate Trust Management (1)	3.5	4.6	(1.1)

Total Funeral Revenue	$66.0	$68.5	$(2.5)

Funeral Costs:
Funeral Home Locations	$51.4	$53.3	$(1.9)
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$51.6	$53.5	$(1.9)

Funeral Gross Profit:
Funeral Home Locations	$11.1	$10.6	$.5
Corporate Trust Management (1)	3.3	4.4	(1.1)

Total Funeral Gross Profit	$14.4	$15.0	$(.6)

Same-Store Analysis for the Three Months Ended July 31, 2009 and 2008

Change in Average Revenue	Change in Same-Store
Per Funeral Service	Funeral Services	Same-Store Cremation Rate
		2009	2008
2.3% (1)	(6.3)%	41.8%	39.9%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2009 and 2008 were $1.0 million and $1.3 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended July 31, 2009 and 2008 were $2.5 million and $3.3 million, respectively.
     Funeral revenue decreased $2.5 million, or 3.6 percent, from $68.5 million in the third quarter of 2008 to $66.0 million in the third quarter of 2009. The decrease in funeral revenue is primarily due to a $1.1 million decrease in funeral earnings related to trust activities and a 6.3 percent, or 884 event, decrease in our same-store funeral services performed, to 13,173 events. The decline in events is due in part to a 313 event decrease, or 35 percent of the total decline, in our West Coast operations, due in part to a decrease in low-end cremation events. The remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared to the comparable prior year period. These decreases were partially offset by an increase in average revenue per traditional funeral service of 3.2 percent and an increase in average revenue per cremation service of 4.2 percent. These increases were partially offset by a quarter-over-quarter decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 2.3 percent. The cremation rate for our same-store operations was 41.8 percent for the third quarter of 2009 compared to 39.9 percent for the third quarter of 2008.
     Funeral gross profit decreased $0.6 million to $14.4 million for the third quarter of 2009 compared to $15.0 million for the same period of 2008, primarily due to the decrease in revenue, noted above, partially offset by a $1.9 million decrease in expenses. The decrease in expenses is primarily due to a decrease in merchandise costs resulting from decreased volume and a reduction in salaries and wages due to effective labor management.
Cemetery Operations

	Three Months Ended July 31,
	2009	2008	Decrease
		(In millions)
Cemetery Revenue:
Cemetery Locations	$49.8	$59.6	$(9.8)
Corporate Trust Management (1)	1.9	2.3	(.4)

Total Cemetery Revenue	$51.7	$61.9	$(10.2)

Cemetery Costs:
Cemetery Locations	$46.6	$48.7	$(2.1)
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$46.8	$48.9	$(2.1)

Cemetery Gross Profit:
Cemetery Locations	$3.2	$10.9	$(7.7)
Corporate Trust Management (1)	1.7	2.1	(.4)

Total Cemetery Gross Profit	$4.9	$13.0	$(8.1)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2009 and 2008 were $1.0 million and $1.3 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended July 31, 2009 and 2008 were $0.9 million and $1.0 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue decreased $10.2 million from $61.9 million for the quarter ended July 31, 2008 to $51.7 million for the quarter ended July 31, 2009. This decrease is primarily due to a $3.7 million, or 13.5 percent, decrease in cemetery property sales, net of discounts, due in part to current economic conditions. While cemetery property sales have increased in some of our operations, approximately 75 percent of the decline is occurring in two states where the current economic environment is having the largest impact. In addition, we experienced a $2.8 million decrease in cemetery merchandise delivered and services performed, a $2.4 million decrease in construction on various cemetery projects and a $1.5 million decrease in cemetery earnings related to trust activities, of which $1.1 million of the decrease relates to cemetery perpetual care trust earnings.
     Cemetery gross profit decreased $8.1 million to $4.9 million for the third quarter of 2009 compared to $13.0 million for the same period of 2008. The decrease in gross profit is primarily due to the decrease in cemetery revenue, as discussed above, partially offset by a $2.1 million decrease in expenses. The decrease in expenses is primarily due to a decrease in property costs and selling costs resulting from the decline in cemetery property sales.
Other
     Interest expense decreased $0.7 million to $5.3 million during the third quarter of fiscal year 2009 primarily due to the repurchase of our senior convertible notes on the open market.
     Investment and other income, net decreased $0.6 million to less than $0.1 million due primarily to a decrease in the average rate earned on our cash balances from 1.42 percent in the third quarter of 2008 to 0.08 percent in the third quarter of 2009.
     The effective tax rate for the three months ended July 31, 2009 was 26.4 percent compared to 37.0 percent for the same period in 2008. The decreased rate in the current quarter is primarily due to a tax benefit of $1.0 million attributable to a reduction in our valuation allowance on our capital loss carryforward established at October 31, 2008 and a lower effective state tax rate primarily attributable to the gain on early extinguishment of debt.
     In the third quarter of fiscal year 2009, we purchased $11.8 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $23.9 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market. As a result, we recorded an $8.5 million net gain on early extinguishment of debt during the quarter ended July 31, 2009.
Preneed Sales into the Backlog
     Net preneed funeral sales increased 4.3 percent during the third quarter of 2009 compared to the corresponding period in 2008, despite current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $40.6 million in net preneed funeral and cemetery merchandise and services sales (including $20.5 million related to insurance-funded preneed funeral contracts) during the third quarter of 2009 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $40.2 million (including $19.6 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Nine Months Ended July 31, 2009 Compared to Nine Months Ended July 31, 2008
Funeral Operations

	Nine Months Ended July 31,
	2009	2008	Decrease
		(In millions)
Funeral Revenue:
Funeral Home Locations	$197.7	$204.8	$(7.1)
Corporate Trust Management (1)	11.3	14.1	(2.8)

Total Funeral Revenue	$209.0	$218.9	$(9.9)

Funeral Costs:
Funeral Home Locations	$157.2	$162.7	$(5.5)
Corporate Trust Management (1)	.6	.6	—

Total Funeral Costs	$157.8	$163.3	$(5.5)

Funeral Gross Profit:
Funeral Home Locations	$40.5	$42.1	$(1.6)
Corporate Trust Management (1)	10.7	13.5	(2.8)

Total Funeral Gross Profit	$51.2	$55.6	$(4.4)

Same-Store Analysis for the Nine Months Ended July 31, 2009 and 2008

Change in Average
Revenue Per Funeral	Change in Same-Store
Service	Funeral Services	Same-Store Cremation Rate
		2009	2008
3.6% (1)	(7.5)%	41.2%	40.0%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2009 and 2008 were $2.8 million and $4.0 million, respectively. As corporate trust management is considered a separate operating segment, trust earnings are included in the total average revenue per funeral service presented above. Funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the nine months ended July 31, 2009 and 2008 were $8.5 million and $10.1 million, respectively.
Consolidated Operations—Funeral
     Funeral revenue decreased $9.9 million, or 4.5 percent, from $218.9 million in the first nine months of 2008 to $209.0 million in the first nine months of 2009. The decrease in funeral revenue is primarily due to a $2.8 million decline in funeral earnings related to trust activities and a 7.5 percent, or 3,400 event, decrease in our same-store funeral services performed, to 42,170 events. The decline is due to several factors. We experienced a 1,384 call decline, or 40.7 percent of the total decline, in our West Coast operations, due in part to a decrease in low-end cremation events. In addition, we experienced a 222 call decline, or 6.5 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 due to leap year. Finally, the remaining decrease in funeral services is primarily due to a decrease in deaths in our markets, when compared with the comparable prior year period. These decreases were partially offset by an increase in average revenue per traditional funeral service of 3.8 percent and an increase in average revenue per cremation service of 7.0 percent. These increases were partially offset by a decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 3.6 percent. The cremation rate for our same-store operations was 41.2 percent for the first nine months of fiscal year 2009 compared to 40.0 percent for the same period of fiscal year 2008.
     Funeral gross profit decreased $4.4 million to $51.2 million for the first nine months of 2009 compared to $55.6 million for the same period of 2008, primarily due to the decrease in revenue, noted above, partially offset by a $5.5 million decrease in expenses. The decrease in expenses is primarily due to a decrease in merchandise costs resulting from decreased volume and a reduction in salaries and wages due to effective labor management.

Cemetery Operations

	Nine Months Ended July 31,
	2009	2008	Decrease
	(In millions)
Cemetery Revenue:
Cemetery Locations	$149.1	$171.7	$(22.6)
Corporate Trust Management (1)	5.6	7.0	(1.4)

Total Cemetery Revenue	$154.7	$178.7	$(24.0)

Cemetery Costs:
Cemetery Locations	$137.2	$142.9	$(5.7)
Corporate Trust Management (1)	.7	.7	—

Total Cemetery Costs	$137.9	$143.6	$(5.7)

Cemetery Gross Profit:
Cemetery Locations	$11.9	$28.8	$(16.9)
Corporate Trust Management (1)	4.9	6.3	(1.4)

Total Cemetery Gross Profit	$16.8	$35.1	$(18.3)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2009 and 2008 were $2.9 million and $3.8 million, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the nine months ended July 31, 2009 and 2008 were $2.7 million and $3.2 million, respectively. Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
Consolidated Operations—Cemetery
     Cemetery revenue decreased $24.0 million from $178.7 million for the nine months ended July 31, 2008 to $154.7 million for the nine months ended July 31, 2009. This decrease is primarily due to a $13.2 million, or 16.8 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions, a $5.8 million decrease in cemetery merchandise delivered and services performed and a $4.1 million decrease in cemetery earnings related to trust activities, of which $2.7 million of the decrease relates to cemetery perpetual care trust earnings.
     Cemetery gross profit decreased $18.3 million to $16.8 million for the first nine months of 2009 compared to $35.1 million for the same period of 2008. The decrease in gross profit is primarily due to the decrease in cemetery revenue, as discussed above, partially offset by a $5.7 million decrease in expenses. The decrease in expenses is primarily related to a decrease in property costs and selling costs resulting from the decline in cemetery property sales and a reduction in salaries and wages due to effective labor management. The decrease in cemetery expenses is partially offset by a $3.2 million charge recorded during the nine months ended July 31, 2009 for our estimated probable obligation to restore the net realized losses in certain of our cemetery perpetual care trusts primarily related to investments in General Motors.
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
     While the current economic downturn has negatively impacted cemetery property sales in the nine months ended July 31, 2009, a triggering event requiring an impairment assessment did not occur. In determining if a trigger had occurred, we considered the factors noted above. If economic conditions and current performance do not continue to improve, an impairment charge could result from our fourth quarter annual review. As of July 31, 2009, we have $48.7 million of cemetery goodwill recorded. Our cemetery segment tends to be more sensitive to goodwill impairments than our funeral segment, because our cemetery segment relies more heavily on preneed sales which are impacted by changes in customer discretionary income. Accordingly, further economic and market declines could be more likely to result in an impairment of goodwill in our cemetery segment. Currently, the fair values of our funeral segment reporting units substantially exceed their book value.
Other
     Corporate general and administrative expenses decreased $1.6 million to $22.6 million for the first nine months of fiscal 2009 primarily due to a $1.6 million decrease in professional fees due in part to the resolution of the SEC investigation in 2008.
     Interest expense decreased $0.9 million to $17.1 million during the first nine months of fiscal 2009 primarily due to the repurchase of our senior convertible notes on the open market.
     Investment and other income, net decreased $1.6 million to $0.1 million due primarily to a decrease in the average rate earned on our cash balances from 2.08 percent for the nine months ended July 31, 2008 to 0.16 percent for the nine months ended July 31, 2009.
     The effective tax rate for the nine months ended July 31, 2009 was 34.6 percent compared to 37.0 percent for the same period in 2008. The decreased rate is primarily due to a lower effective state tax rate primarily attributable to the gain on early extinguishment of debt.
     Our weighted average diluted shares outstanding decreased to 91.9 million shares for the first nine months of 2009 compared to 94.7 million shares for the same period of 2008, yielding a positive impact on earnings per share.
     In the first nine months of fiscal year 2009, we purchased $15.8 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $42.5 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market. As a result, we recorded a $17.2 million net gain on early extinguishment of debt during the nine months ended July 31, 2009.
     Current receivables increased $3.1 million from October 31, 2008 primarily due to an increase in income tax receivables. Long-term receivables decreased $7.5 million from October 31, 2008 to July 31, 2009 primarily due to the decline in current year cemetery property sales of 16.8 percent and collections of prior period sales exceeding receivables for new sales. Prepaid expenses increased $2.0 million from October 31, 2008 to July 31, 2009 primarily due to annual premiums paid for fiscal year 2009 for property, general liability and other insurance. Cemetery property increased $8.7 million primarily due to an acquisition in the first quarter of fiscal 2009, as well as current year construction projects. Current deferred income taxes increased $9.8 million due in large part to an increase in the net operating loss resulting from the change in tax accounting policy, discussed in Note 17 to the condensed consolidated financial statements. Long-term deferred income taxes decreased $44.9 million from October 31, 2008 to July 31, 2009 primarily due to the change in tax accounting policy, discussed in Note 17 to the condensed consolidated financial statements. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the recent improvement in the market value of our trust assets. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accounts payable decreased $3.8 million from October 31, 2008 to July 31, 2009 primarily due to the timing of payables related to professional fees and vendor payments. We automated payments to one of our major vendors which impacted the timing of payments. Other current liabilities decreased $1.9 million from October 31, 2008 to July 31, 2009 primarily due to a $1.3 million decline in accrued Hurricane Ike related expenses which were paid in the first nine months of 2009. The estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts increased $0.9 million from October 31, 2008 to July 31, 2009 primarily due to the $3.2 million charge to fund the perpetual care trusts, partially offset by $1.6 million of trust earnings that were not withdrawn from the trust in order to satisfy our estimated probable funding obligation. We purchased $58.3 million aggregate principal amount of our senior convertible notes during the nine months ended July 31, 2009 resulting in a decrease in long-term debt.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 3.6 percent during the first nine months of fiscal year 2009 compared to the corresponding period in 2008 due to current economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $106.5 million in net preneed funeral and cemetery merchandise and service sales (including $57.0 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2009 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $113.5 million (including $56.4 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be trusted and cemetery perpetual care trust earnings. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our new senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility in 2012 and long-term debt becoming due in 2013 through 2016, as described below.
     As described in the “Overview—Recent Events” section of MD&A in our 2008 Form 10-K, during our 2008 fiscal year and particularly during our fourth fiscal quarter of 2008, the United States and global economies experienced substantial declines. The anticipated future effect of these events on our cash flow is described in that section and in Item 1A. “Risk Factors” in our 2008 Form 10-K.
     On June 2, 2009, we entered into a new $95.0 million senior secured revolving credit facility that replaced our previous $125.0 million revolving credit facility which was set to mature in November 2009. As a result, we recorded a $0.1 million charge for the loss on early extinguishment of debt in the third quarter of 2009. For additional information, see Note 16 to the condensed consolidated financial statements included herein. As of July 31, 2009, we had no amounts drawn on the new senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $12.0 million outstanding letters of credit and the $27.0 million Florida bond, was $56.0 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture. We also have $191.6 million in senior convertible notes as of July 31, 2009 which mature in 2014 and in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, repurchase debt and stock, construct funeral homes on cemeteries of unaffiliated third parties and make acquisitions of or investments in death care or related businesses are attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We have also redesigned our websites to support e-commerce initiatives that will provide new revenue opportunities in the future. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing.
     We currently pay quarterly cash dividends of two and one-half cents per share on our Class A and B common stock, which amounted to $7.0 million for the nine months ended July 31, 2009. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.5 million remains available as of July 31, 2009. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. In addition, during the nine months ended July 31, 2009, we purchased $15.8 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $42.5 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market at significant discounts. As a result of these transactions, we recorded $8.6 million and $17.3 million in gains on early extinguishment of debt during the quarter and nine months ended July 31, 2009, respectively. The annual cash interest cost savings from the debt purchased during the nine months ended July 31, 2009 is $1.9 million. Subsequent to July 31, 2009 through August 31, 2009, we purchased an additional $9.7 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $2.5 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market.
     During the third quarter of 2009, the Internal Revenue Service approved a change in one of our tax accounting policies that is expected to result in a combination of refunds and reductions of federal income tax payments totaling approximately $32.0 million. Of that amount, $12.0 million was received as a refund in the third quarter of fiscal 2009, approximately $7.5 million is expected to be received as a refund by the end of the first quarter of 2010, approximately $8.5 million was used to offset estimated tax payments during fiscal 2009, and the remaining approximately $4.0 million is expected to be used to offset future federal income tax payments. The change relates to our tax accounting policy for preneed contracts in one state. For those contracts, we were recognizing income for tax purposes (and paying taxes) relating to amounts received from customers and placed in trust at the time the cash was received from the customers. This policy related to approximately $89.4 million of income that was taxed prior to the delivery of the merchandise or services. The change permits us to instead recognize income for tax purposes (and pay taxes) with respect to those amounts at the time the service is performed or the merchandise is delivered and cash is withdrawn from the trust, which generally aligns our book and tax accounting for these amounts and is consistent with our approach in the other states. The change essentially allowed us to apply the approximately $89.4 million reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and potentially part of 2010 depending on our taxable income in fiscal year 2009. We will eventually have to pay federal income taxes with respect to the $89.4 million as the related preneed contracts are performed over time.
     We are continuing to review all of our tax accounting policies to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential tax refunds or reductions in future tax payments. At this time, we cannot predict with certainty what, if any, additional refunds or reduced payments we will obtain.
Cash Flow
     Our operations provided cash of $63.6 million for the nine months ended July 31, 2009, compared to $52.3 million for the corresponding period in 2008. The increase in operating cash flow is primarily due to a $12.0 million tax refund received in the first nine months of 2009 due to effective tax planning strategies, as discussed in Note 17 to the condensed consolidated financial statements. We paid $11.8 million in net tax payments in the first nine months of 2008 compared to $8.2 million in net tax refunds received in the first nine months of 2009. In addition, the increase is partially due to collections on prior period sales exceeding receivables for new sales. These increases were partially offset by $1.2 million of cash outflows related to Hurricane Ike paid in the first nine months of 2009, coupled with the timing of payments to vendors and the timing of payroll payments.
     Our investing activities resulted in a net cash outflow of $16.4 million for the nine months ended July 31, 2009, compared to a net cash outflow of $21.1 million for the comparable period in 2008. The change is primarily due to the decline in capital expenditures. For the nine months ended July 31, 2009, capital expenditures amounted to $15.0 million, which included $8.5 million for maintenance capital expenditures, $4.7 million for growth initiatives and $1.8 million related to the implementation of new business systems. For the nine months ended July 31, 2008, capital expenditures were $20.4 million, which included $12.4 million for maintenance capital expenditures, $0.5 million for growth initiatives, $2.9 million related to Hurricane Katrina and $4.6 million related to the implementation of new business systems. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million.
     Our financing activities resulted in a net cash outflow of $48.6 million for the nine months ended July 31, 2009, compared to a net cash outflow of $54.1 million for the comparable period in 2008. This change is due to $48.6 million in stock repurchases made under our current stock repurchase plan in the first nine months of 2008. There was less than $0.1 million in stock repurchases during first nine months of 2009. This was offset by $39.9 million in repayments of long-term debt in the first nine months of 2009 due primarily to the purchases of our senior convertible notes, compared to $0.2 million in repayments in the first nine months of 2008.
Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2009.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$391.7	$—	$—	$309.2	$82.5
Interest on long-term debt (2)	86.6	18.7	37.4	24.9	5.6
Operating and capital lease obligations (3)	28.6	1.2	6.1	3.6	17.7
Non-competition and other agreements (4)	1.7	.2	.8	.2	.5

	$508.6	$20.1	$44.3	$337.9	$106.3

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2009.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 14 years, except for eight leases that expire between 2032 and 2039. Our future minimum lease payments as of July 31, 2009 are $1.2 million, $3.5 million, $2.6 million, $2.0 million, $1.6 million and $17.7 million for the years ending October 31, 2009, 2010, 2011, 2012, 2013 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses and separation pay related to former executive officers.
     The following table details our known potential or possible future cash payments related to various contingent obligations (in millions) as of July 31, 2009.

	Expiration by Period
		Less than 1			More than 5
Contingent Obligations	Total	year	1 – 3 years	3 – 5 years	years
Cemetery perpetual care trust funding obligations(1)	$14.1	$14.1	$—	$—	$—
Long-term obligations related to uncertain tax positions(2)	4.7	—	—	—	4.7

	$18.8	$14.1	$—	$—	$4.7

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $14.1 million as of July 31, 2009. As of July 31, 2009, we had unrealized losses of $52.0 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3.5 million.

(2)	We adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on November 1, 2007. In accordance with the provisions of FIN 48, as of July 31, 2009, we have recorded $4.7 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
     As of July 31, 2009, our outstanding debt balance was $391.7 million, consisting of $191.6 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2009.

Other,
	Senior			Principally
	Secured			Seller
	Revolving	Senior		Financing
	Credit	Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2009	$—	$—	$—	$—	$—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
Thereafter	—	191.6	—	.1	191.7

Total long-term debt	$—	$191.6	$200.0	$.1	$391.7

     Our outstanding debt balance was reduced by $12.2 million between July 31, 2009 and August 31, 2009 due to debt purchases of our senior convertible notes taking place after the end of our third fiscal quarter.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2009 consist of the following items:

(1)	the $27.0 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2008 Form 10-K; and

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
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on December 18, 2008. For a discussion of fair market value as of July 31, 2009 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
     As of July 31, 2009 and October 31, 2008, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $397.8 million and $455.1 million, respectively, compared to fair values of $355.4 million and $331.6 million, respectively. Fair values were determined using quoted market prices. As of July 31, 2009, each approximate 10 percent, or 75 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $10.6 million in the fair value of these instruments. As of October 31, 2008, each approximate 10 percent, or 115 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $17.6 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     As of November 1, 2008, the Company began the implementation of Hanlon Management Information Systems (“HMIS”), which is an integrated software system targeted specifically to the death care industry in areas such as customer data, billing information, products and services sold and/or delivered, collections, accounts receivables and property inventory. As of July 31, 2009, the HMIS implementation was completed in all of the Company’s regions. In connection with this implementation, the Company expects to improve its internal controls over financial reporting by increasing its reliance on automated controls. During the first nine months of 2009, the

Company supplemented its automated internal controls with additional manual and detective controls as it implemented the new system. There was a particular focus on revenue completeness and cut-off with additional manual and analytic procedures performed during the transition to the new system.
     With the exception of the HMIS implementation described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

				Total number of	Maximum
				shares	approximate dollar
				purchased as	value of shares that
	Total number		Average	part of publicly-	may yet be
	of shares		price paid	announced plans	purchased under the
Period	purchased		per share	or programs	plans or programs(2)
May 1, 2009 through May 31, 2009	—		$—	—	$26,571,185

June 1, 2009 through June 30, 2009	—		$—	—	$26,571,185

July 1, 2009 through July 31, 2009	11,465	(1)	$4.51	11,465	$26,519,479

Total	11,465		$4.51	11,465	$26,519,479

(1)	As described in Note 16 to the condensed consolidated financial statements included herein, during the nine months ended July 31, 2009, we purchased $15.8 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $42.5 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 on the open market. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt purchases that occurred during the third quarter of 2009, the value of the call options was greater than the value of the warrants, and Bank of America/Merrill Lynch owed us less than $0.1 million. This amount was settled by Bank of America/Merrill Lynch delivering 11,465 shares to us. Other than this transaction, there were no other stock repurchases occurring during the three months ended July 31, 2009 under the $75.0 stock repurchase program.

(2)	We announced a $25.0 million stock repurchase program on September 19, 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in $75.0 million program.

Item 6.	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Rights Agreement, dated as of October 28, 1999, between Stewart Enterprises, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed November 4, 1999)

4.4	Amendment No. 1 to the Rights Agreement dated June 26, 2007 between Stewart Enterprises, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.5	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.6	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.7	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due

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

STEWART ENTERPRISES, INC.
September 9, 2009	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

September 9, 2009	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer